Form 10-Q
period 2000-10-02
TTM TECHNOLOGIES INC
filed 2000-11-16
CIK 1116942

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            -------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD
                                FROM ___ TO ___.

                         COMMISSION FILE NUMBER 0-31285

                            -------------------------

                             TTM TECHNOLOGIES, INC.

             (Exact Name of Registrant as Specified in its Charter)

           WASHINGTON               17550 N.E. 67TH COURT        91-1033443
(State or Other Jurisdiction of   Redmond, Washington 98052   (I.R.S. Employer
Incorporation or Organization)         (425) 883-7575        Identification No.)

    (Address, including zip code, and telephone number, including area code, of Registrant's Principal Executive Offices)

                            ------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X| The Registrant became subject to the above-described filing requirements on September 20, 2000, and has filed all reports required to be filed since such date.

         As of November 10, 2000, the number of shares of the issuer's common stock outstanding was 37,338,705.

================================================================================

                             TTM TECHNOLOGIES, INC.
                                    FORM 10-Q
                                      INDEX


PART I -- FINANCIAL INFORMATION............................................................3

     ITEM 1:  Financial Statements.........................................................3

              Condensed Consolidated Balance Sheets as of October 2, 2000
              and December 31, 1999........................................................3

              Condensed Consolidated Statements of Operations for the quarter and three quarters ended October 2, 2000 and October 4, 1999.................4

              Condensed Consolidated Statements of Cash Flows for the three quarters ended October 2, 2000 and October 4, 1999....................................5

              Notes to Condensed Consolidated Financial Statements.........................6

     ITEM 2:  Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................9

     ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk..................21

PART II - OTHER INFORMATION...............................................................22

     ITEM 1:  Legal Proceedings...........................................................22

     ITEM 2:  Changes in Securities and Uses of Proceeds..................................22

     ITEM 3:  Defaults Upon Senior Securities.............................................24

     ITEM 4:  Submission of Matters to a Vote of Security Holders.........................24

     ITEM 5:  Other Information...........................................................24

     ITEM 6:  Exhibits and Reports on Form 8-K............................................24

                         PART I -- FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

TTM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS)

                                                                               DECEMBER 31, 1999       OCTOBER 2, 2000
                                                                               -----------------       ---------------
                                     Assets
Current assets:
   Cash                                                                        $           1,316       $         4,821
   Accounts receivable, net                                                               21,023                34,000
   Inventories                                                                             5,992                 5,987
   Income tax receivable                                                                     533                   925
   Prepaid expenses and other                                                                320                   254
                                                                               -----------------       ---------------
                Total current assets                                                      29,184                45,987
                                                                               -----------------       ---------------
Property, plant and equipment, net                                                        27,547                32,134
                                                                               -----------------       ---------------
Other assets:

   Deferred retention bonus, net                                                           5,470                     -
   Debt issuance costs, net                                                                4,380                   206
   Deferred income taxes                                                                  12,998                24,875
   Intangible assets, net                                                                 87,913                84,230
   Other                                                                                     835                 3,013
                                                                               -----------------       ---------------
                Total other assets                                                       111,596               112,324
                                                                               -----------------       ---------------
                                                                               $         168,327       $       190,445
                                                                               =================       ===============

            Liabilities and Shareholders' Equity

Current liabilities:
   Current maturities of long-term debt                                        $          3,563        $         6,750
   Accounts payable                                                                       6,500                  9,409
   Accrued salaries, wages and benefits                                                   3,663                  6,532
   Other accrued expenses                                                                 1,463                  2,662
                                                                               -----------------       ---------------
                Total current liabilities                                                15,189                 25,353
                                                                               -----------------       ---------------
Long-term liabilities:
   Long-term debt, less current maturities                                              128,917                 52,250
   Deferred retention bonus payable                                                       7,684                      -
                                                                               -----------------       ---------------
                Total long-term liabilities                                             136,601                 52,250
                                                                               -----------------       ---------------
Shareholders' equity:
   Common stock                                                                          37,505                120,782
   Accumulated deficit                                                                  (22,987)                (7,646)
   Deferred stock-based compensation                                                          -                   (294)
   Common stock warrants                                                                  2,019                      -
                                                                               -----------------       ---------------
                Total shareholders' equity                                               16,537                112,842
                                                                               -----------------       ---------------
                                                                               $        168,327        $       190,445
                                                                               =================       ===============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TTM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            QUARTER ENDED                   THREE QUARTERS ENDED
                                                  ---------------------------------    ---------------------------------
                                                  OCTOBER 4, 1999   OCTOBER 2, 2000    OCTOBER 4, 1999   OCTOBER 2, 2000
                                                  ---------------   ---------------    ---------------   ---------------
Net sales                                         $        29,595   $        55,060    $        73,369   $       143,220
Cost of goods sold                                         21,883            33,588             57,367            94,418
                                                  ---------------   ---------------    ---------------   ---------------
Gross profit                                                7,712            21,472             16,002            48,802
                                                  ---------------   ---------------    ---------------   ---------------
Operating expenses:
   Selling and marketing                                    1,347             2,912              2,545              6,939
   General and administrative                                 747             2,037              1,537              5,429
   Amortization of intangibles                              1,028             1,204              1,028              3,608
   Amortization of deferred retention bonus                   463             4,546              1,387              5,470
   Management fees                                            140             1,650                290              2,150
                                                  ---------------   ---------------    ---------------   ---------------
                Total operating expenses                    3,725            12,349              6,787             23,596
                                                  ---------------   ---------------    ---------------   ---------------
Operating income                                            3,987             9,123              9,215             25,206
                                                  ---------------   ---------------    ---------------   ---------------
Other income (expense):
   Interest expense                                        (3,386)           (3,570)            (6,951)           (11,197)
   Amortization of debt issuance costs                       (245)             (236)              (510)              (731)
   Other, net                                                  68               (85)                76                124
                                                  ---------------   ---------------    ---------------   ---------------
                Total other expense, net                   (3,563)           (3,891)            (7,385)           (11,804)
                                                  ---------------   ---------------    ---------------   ---------------
Income before income taxes and extraordinary                  424             5,232              1,830             13,402
   items

Income tax (provision) benefit                               (199)           11,763               (695)             8,731
                                                  ---------------   ---------------    ---------------   ---------------
Income before extraordinary items                             225            16,995              1,135             22,133
Extraordinary items, loss on early
   extinguishment of debts, net of tax benefit             (1,483)           (6,792)            (1,483)            (6,792)
                                                  ---------------   ---------------    ---------------   ---------------
Net income (loss)                                 $        (1,258)  $        10,203    $          (348)  $        15,341
                                                  ===============   ===============    ===============   ===============
Basic earnings per share:
   Income before extraordinary items              $           .01   $           .55    $           .06   $           .73
   Extraordinary items                                       (.05)             (.22)              (.08)             (.22)
                                                  ---------------   ---------------    ---------------   ---------------
   Net income (loss)                                         (.04)              .33               (.02)              .51
                                                  ===============   ===============    ===============   ===============
Diluted earnings per share:
   Income before extraordinary items              $           .01    $          .50    $           .06   $           .68
   Extraordinary items                                       (.05)             (.20)              (.08)             (.21)
                                                  ---------------   ---------------    ---------------   ---------------
   Net income (loss)                                         (.04)              .30               (.02)              .47
                                                  ===============   ===============    ===============   ===============

The accompanying notes are an integral part of these condensed consolidated statements.

TTM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

                                                                                       Three Quarters Ended
                                                                               ------------------------------------
                                                                               OCTOBER 4, 1999      OCTOBER 2, 2000
                                                                               ---------------      ---------------
Cash flows from operating activities:
   Net income (loss)                                                           $          (348)     $        15,341
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization on property and equipment                             2,523                4,025
     Net loss on sale of property and equipment                                             40                  192
     Amortization of goodwill and other intangible assets                                1,028                3,608
     Amortization of deferred stock-based compensation                                       -                   29
     Amortization and write-off of deferred retention bonus                              1,387                5,469
     Amortization and write-off of debt issuance costs                                   2,780                4,396
     Non-cash interest imputed on long-term subordinated liabilities                       322                  476
     Loss on early retirement of subordinated liabilities                                    -                6,266
     Non-cash compensation expense related to issuance of
       common stock to employees                                                             -                1,133
     Deferred income taxes                                                                 179              (11,877)
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                          1,421              (12,977)
       Inventories                                                                      (1,524)                   5
       Income tax receivable                                                                 -                 (393)
       Prepaid expenses and other                                                         (730)                  66
       Debt issuance costs                                                              (4,850)                (222)
       Accounts payable                                                                   (256)               2,909
       Accrued expenses                                                                 (3,536)               4,067
       Other                                                                                 -                   75
                                                                               ---------------      ---------------
                Net cash provided by (used in) operating activities                     (1,564)              22,588
                                                                               ---------------      ---------------
Cash flows from investing activities:
   Acquisition of Power Circuits, Inc., net of cash acquired                           (95,475)                   -
   Purchase of property and equipment                                                     (917)              (8,823)
   Proceeds from sale of property and equipment                                             59                   20
   Equipment and other deposits                                                              -               (2,177)
                                                                               ---------------      ---------------
                Net cash used in investing activities                                  (96,333)             (10,980)
                                                                               ---------------      ---------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                            127,368               59,000
   Principal payments on long-term debt                                                (66,759)            (136,106)
   Sale of common stock for cash, net of offering costs                                 37,500               79,522
   Exercise of common stock options                                                          -                  281
   Payments on deferred retention bonus payable                                              -              (10,800)
                                                                               ---------------      ---------------
                Net cash (used in) provided by financing activities                     98,109               (8,103)
                                                                               ---------------      ---------------

Net increase in cash and cash equivalents                                                  212                3,505

Cash at beginning of period                                                                197                1,316
                                                                               ---------------      ---------------
Cash at end of period                                                          $           409      $         4,821
                                                                               ===============      ===============
Supplemental cash flow information:
   Cash paid for interest                                                      $         5,707      $         9,431
   Cash paid for income taxes                                                              450                  525


The accompanying notes are an integral part of these condensed consolidated statements.

TTM TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     1.       BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by TTM Technologies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-39906).

     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     2.       INITIAL PUBLIC OFFERING AND OTHER DEBT TRANSACTIONS

     The Company completed its initial public offering ("IPO") on September 20, 2000, and sold 7,500,000 shares of common stock (5,625,000 shares sold by the Company and 1,875,000 shares sold by the selling shareholders) at a public offering price of $16 per share. The Company received net proceeds of approximately $79.5 million, after the underwriting discounts and commissions of $1.12 per share and other IPO related expenses of approximately $4.2 million, which includes a $2.0 million financial advisory fee paid to T.C. Management, LLC ("T.C. Management"), T.C. Management IV, LLC ("T.C. Management IV"), and Brockway Moran & Partners Management, L.P. ("Brockway Moran & Partners Management").

     The proceeds from the IPO were used to buy-out the Company's deferred retention bonus obligation for approximately $10.8 million, to redeem senior and subordinated notes for approximately $16.8 million, to reduce indebtedness under its existing senior credit facility of approximately $50.4 million and to pay a one-time fee of $1.5 million to amend and consolidate the existing management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management.

     Effective September 29, 2000, the Company entered into an amended and restated agreement to refinance all remaining amounts outstanding under its existing senior credit facility. Under the amended and restated senior credit facility, the Company borrowed $45 million under a term loan and $14 million under a revolving loan commitment. The term loan bears interest ranging from LIBOR plus 1% to 2% or the Alternate Base rate, as defined in the agreement, plus 0% to 0.5% and is due in quarterly payments of various amounts through September 30, 2005. The revolving loan commitment is for up to $25 million, bears interest at LIBOR plus 1% to 2% or the Alternate Base rate plus 0% to 0.5% and expires September 29, 2005. At October 2, 2000, the term loan and the revolving loans had an interest rate of 9.5%. The Company pays quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. In connection with the amended and restated senior credit facility, the Company incurred debt issuance costs of approximately $222,000 which are capitalized and will be amortized to expense over the period of the underlying indebtedness. All unamortized debt issuance costs related to the existing senior credit facility were written off and classified as part of the extraordinary loss.

     In connection with the retirement and early repayment of debt obligations and the amended and restated senior credit facility, the Company recorded an extraordinary loss for the periods ended October 2, 2000 of approximately $6.8 million, which is net of a tax benefit of approximately $3.1 million.

     In connection with the buy-out of the deferred retention bonus obligation, all amounts which were not vested became 100% vested. Accordingly, deferred amounts of $4.1 million were expensed and included in the caption

"amortization of deferred retention bonus" in the accompanying consolidated statements of operations.

     Subsequent to October 2, 2000, the underwriters of the IPO exercised an overallotment option to purchase 1,125,000 shares at a public offering price of $16 per share, of which 843,750 shares were sold by the Company and 281,250 shares were sold by selling shareholders. The Company used the net proceeds to repay revolving loan amounts outstanding under its amended and restated senior credit facility.

     In connection with the IPO, the Company effected a 380 for 1 stock split and a change in the authorized common stock to 100,000,000 shares. This stock split has been retroactively reflected in the accompanying financial statements for all periods presented.

     3.       EARNINGS PER COMMON SHARE

     The following is a reconciliation of the numerator and denominator used to calculate basic earnings per common share and diluted earnings per common share for the quarter and the three quarters ended October 4, 1999 and October 2, 2000 (in thousands, except per share amounts):

                                       QUARTER ENDED OCTOBER 4, 1999                   QUARTER ENDED OCTOBER 2, 2000
                                -------------------------------------------     -------------------------------------------
                                    LOSS          SHARES        PER SHARE          INCOME          SHARES        PER SHARE
                                ------------   ------------   -------------     ------------   ------------   -------------
Basic EPS                       $     (1,258)        28,221   $        (.04)    $     10,203         30,677   $         .33
Effect of stock options and
   warrants                                             683                                           2,913
                                ------------   ------------   -------------     ------------   ------------   -------------
Diluted EPS                     $     (1,258)        28,904   $        (.04)    $     10,203         33,590   $         .30
                                ============   ============   =============     ============   ============   =============

                                   THREE QUARTERS ENDED OCTOBER 4, 1999            THREE QUARTERS ENDED OCTOBER 2, 2000
                                -------------------------------------------     -------------------------------------------
                                    LOSS          SHARES        PER SHARE          INCOME          SHARES        PER SHARE
                                ------------   ------------   -------------     ------------   ------------   -------------
Basic EPS                       $       (348)        19,842   $        (.02)    $     15,341         30,173   $         .51
Effect of stock options and
   warrants                                             224                                           2,370
                                ------------   ------------   -------------     ------------   ------------   -------------
Diluted EPS                     $       (348)        20,066   $        (.02)    $     15,341         32,543   $         .47
                                ============   ============   =============     ============   ============   =============


     4.       STOCK-BASED COMPENSATION

     During the three quarters ended October 2, 2000, the Company issued options to employees to purchase 381,900 shares of common stock with an exercise price of $2.63 per share, options to purchase 38,000 shares of common stock with an exercise price of $7.04 per share and options to purchase 416,130 shares with an exercise price of $16 per share. In addition, options to purchase 98,753 shares were forfeited and options to purchase 106,932 shares were exercised and the Company received proceeds of approximately $281,000. Of the 836,030 options granted during the three quarters, options to purchase 209,950 shares vest on the eighth anniversary of the date of grant or earlier upon the occurrence of certain events as described in the agreements, and options to purchase 626,080 shares vest equally over five years from the grant date.

     In connection with these stock options, the Company recorded deferred stock-based compensation in the aggregate amount of approximately $322,000, representing the difference between the deemed fair value of the Company's common stock for accounting purposes and the exercise price of stock options at the date of grant. The Company is amortizing the deferred stock-based compensation over the option vesting periods. For the three quarters ended October 2, 2000, amortization expense was $28,000. At October 2, 2000, the remaining stock-based compensation of $294,000 is estimated to be amortized as follows: $15,000 for the remainder of fiscal 2000, $52,000 in 2001, $52,000 in 2002, $52,000 in 2003, $52,000 in 2004 and $27,000 in 2005 and $44,000
thereafter. The amount of deferred stock-based compensation expense to be amortized could change during these periods as a result of accelerated vesting changes and forfeitures.

     In June 2000, the stock option plan was amended to provide for the issuance of a maximum of 5,600,000 shares of common stock.

     At October 2, 2000, there were outstanding options to purchase 2,465,525 shares of common stock with an exercise price of $2.63, options to purchase 38,000 shares with an exercise price of $7.04 and options to purchase 416,130 shares with an exercise price of $16.

     In connection with the IPO, the Company issued 70,800 shares of common stock with a fair value of $1.1 million to various employees.

     5.       RELATED-PARTY TRANSACTIONS

     For the three quarters ended October 2, 2000 and October 4, 1999, total management fees and expenses under the agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management were $2,150,000 and $289,000, respectively. Management fees for the three quarters ended October 2, 2000 include a one-time fee of $1.5 million, which was paid with the IPO proceeds (see Note 2).

     In connection with the IPO, the Company paid T.C. Management, T.C. Management IV and Brockway Moran & Partners Management a $2.0 million financial advisory fee which was accounted for as an offering cost and reflected as a reduction of the IPO proceeds.

     6.       INCOME TAXES

     As a result of completing the IPO and increased profitability, the Company reevaluated the realizability of its deferred tax asset and eliminated the previously recorded valuation allowance of approximately $14.7 million during the quarter ended October 2, 2000. This was based upon the reduction of future interest expense as a result of utilizing the proceeds from the IPO to repay significant debt and increases in operating income during the quarter as well as expectations of operating income in future years. Given these among other factors, the Company believes that its future taxable income will be sufficient to realize the net deferred tax asset. It is possible that the Company's estimates could change in the near term and it may become necessary to record a valuation allowance in future periods which would adversely affect the Company's results of operations.

     For the three quarters ended October 2, 2000, the Company's provision for income taxes was approximately $5.9 million, excluding the reversal of the $14.7 million valuation allowance.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES, AND THE OTHER FINANCIAL INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF SPECIFIED FACTORS, INCLUDING THOSE SET FORTH IN THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

         We provide time-critical, one-stop manufacturing services for highly complex printed circuit boards. Our customers include original equipment manufacturers of electronic products and their suppliers, or electronic manufacturing services providers. Our time-to-market focused manufacturing services enable our customers to shorten the time required to develop new products and bring them to market.

         We support a strong and expanding customer base, and we continued to reduce customer concentration through the first three fiscal quarters 2000. At December 31, 1999, we had more than 400 customers. We added approximately 130 new customers for the first three fiscal quarters 2000. Sales to our top 10 customers decreased from 61.5% of our pro forma net sales (assumes we had acquired Power Circuits on January 1, 1999) for the first three fiscal quarters 1999 to 53.3% of our net sales for the first three fiscal quarters 2000.

         Sales in our networking and high-end computing segments increased in the third fiscal quarter 2000 compared with the third fiscal quarter 1999 as a result of continued strong demand in those segments.

         The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

                                                          THIRD FISCAL QUARTER       FIRST THREE FISCAL QUARTERS
                                                         -----------------------     ---------------------------
                                                         PRO-FORMA        ACTUAL       PRO-FORMA        ACTUAL
END MARKETS                                                1999*           2000          1999*           2000
-----------                                              ---------        ------       ---------        ------
Networking.......................................             27.1          39.7            22.5          32.2
High-End Computing...............................             16.7          24.9            22.8          26.7
Industrial/Medical...............................             24.1          17.9            21.6          19.1
Computer Peripherals.............................             22.0           8.8            24.8          13.3
Handheld/Cellular................................              6.1           5.3             4.6           4.6
Other............................................              4.0           3.4             3.7           4.1
                                                         ---------        ------        --------        ------
      Total......................................            100.0%        100.0%          100.0%        100.0%
                                                         =========        ======        ========        ======

-----------------------
*Assumes that we acquired Power Circuits on January 1, 1999.

         We completed our initial public offering on September 20, 2000, and sold 7,500,000 shares of common stock (5,625,000 shares sold by the Company and 1,875,000 shares sold by the selling shareholders) at a public offering price of $16 per share. We received net proceeds of approximately $79.5 million. Subsequent to October 2, 2000, the underwriters exercised an overallotment option to purchase 1,125,000 shares at a public offering price of $16 per share, of which 843,750 shares were sold by us, and 281,250 shares were sold by selling shareholders. We received net proceeds of approximately $12.6 million from our sale of shares in connection with the exercise by the underwriters of their over-allotment option.

         This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our prospectus dated September 20, 2000, filed with the Securities and Exchange Commission, relating to our initial public offering.

RESULTS OF OPERATIONS

THIRD FISCAL QUARTER 2000 COMPARED TO THE THIRD FISCAL QUARTER 1999

NET SALES

         Net sales increased $25.5 million, or 86.0%, to $55.1 million for the third fiscal quarter 2000 from $29.6 million for the third fiscal quarter 1999. Of this increase, approximately $2.6 million resulted from the Power Circuits acquisition, which occurred in July 1999, while $22.9 million resulted from internal sales growth. Internal sales growth increased primarily due to higher levels of units shipped in response to increasing demand from new and existing customers and a favorable sales mix, including a higher proportion of quick-turn and advanced technology printed circuit boards, which have higher average selling prices.

COST OF GOODS SOLD

         Cost of goods sold increased $11.7 million, or 53.5%, from $21.9 million for the third fiscal quarter 1999 to $33.6 million for the third fiscal quarter 2000. Higher costs of goods sold resulted from the acquisition of Power Circuits, whose costs contributed approximately $1.1 million to the increase. The remaining $10.6 million growth in costs was related to increased sales volume.

GROSS PROFIT

         Gross profit increased $13.8 million, or 179.2%, from $7.7 million for the third fiscal quarter 1999 to $21.5 million for the third fiscal quarter 2000. This increase in gross profit resulted from an improved mix of higher margin quick-turn and advanced technology printed circuit boards as well as generally higher unit volumes and pricing levels for all of our products.

OPERATING EXPENSES

         Sales and marketing expenses increased $1.6 million from $1.3 million for the third fiscal quarter 1999 to $2.9 million for the third fiscal quarter 2000. Of this increase, approximately $181,000 was associated with the Power Circuits acquisition. The remaining increase of $1.4 million resulted from higher commissions related to higher sales volumes and an expansion of our direct sales force.

         General and administrative expenses increased $1.3 million from $747,000 for the third fiscal quarter 1999 to $2.0 million for the third fiscal quarter 2000. Rising costs resulted primarily from the Power Circuits acquisition, increased incentive bonus expense and the hiring of additional management personnel.

         Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $1.2 million for the third fiscal quarter 2000 compared with $1.0 million for the third fiscal quarter 1999. The increase in amortization resulted from a complete quarter of amortization in 2000 as compared to a partial quarter in 1999.

         Amortization of the deferred retention bonus was $4.5 million for the third fiscal quarter 2000 as compared to $463,000 for the third fiscal quarter in 1999. This increase resulted from the vesting and buy-out of our deferred retention bonus plan with the proceeds of our initial public offering. Under the buy-out agreement, the Company vested the remaining balance under the plan, which amounted to approximately $4.1 million in additional expense.

         Management fees and related expenses increased $1.5 million from $140,000 for the third fiscal quarter 1999 to $1.6 million for the third fiscal quarter 2000. This increase is due primarily to a one-time $1.5 million payment to amend and consolidate our management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. Under the amended agreement, we are not required to pay management and consulting fees subsequent to our initial public offering. We are required to pay financial advisory fees in the event of certain transactions as defined in the amended agreement.

INTEREST EXPENSE

         Interest expense increased from $3.4 million for the third fiscal quarter 1999 to $3.6 million for the third fiscal quarter 2000. This increase resulted from a higher level of indebtedness and higher interest rates associated with the acquisition of Power Circuits. As a result of our repayment of indebtedness with the proceeds of our initial public offering, we anticipate that our interest expense will be significantly lower in subsequent periods.

AMORTIZATION OF DEBT ISSUANCE COSTS

         Amortization of debt issuance costs remained approximately flat at $245,000 for the third fiscal quarter 1999 and $236,000 for the third fiscal quarter 2000. As a result of our repayment of indebtedness and the refinancing of our senior credit facility (more fully described in "Liquidity and Capital Resources" below), we wrote off a significant portion of our debt issuance costs. Accordingly, we expect that our amortization will be significantly lower for subsequent periods.

INTEREST INCOME AND OTHER, NET

         Interest income and other, net, decreased from income of $68,000 for the third fiscal quarter 1999 to an expense of $85,000 for the third fiscal quarter 2000. This decrease was due to the reduction in rental income associated with a sublease the Company terminated in the second fiscal quarter 2000 to accommodate our planned Santa Ana facility expansion.

INCOME TAXES

         The provision for income taxes decreased from an expense of $199,000 for the third fiscal quarter 1999 to a benefit of $11.8 million for the third fiscal quarter 2000. This decrease resulted primarily from a $14.7 million benefit recorded from eliminating our deferred tax asset valuation allowance. Subsequent to our initial public offering, we reevaluated the realizability of our deferred tax assets and eliminated our previously established valuation allowance. This was based on increases in operating income during the quarter and expected increases in operating income in future years, resulting partly from the reduction of interest expense by utilizing the initial public offering proceeds to repay significant debt. It is possible that our estimates could change in the near term, and it may become necessary to record a valuation allowance, which would adversely affect our results of operations. We expect our future effective tax rate will be approximately 37%.

         Our most significant deferred tax asset is tax-deductible goodwill related to the acquisition of Pacific Circuits in December 1998. This goodwill of approximately $77.5 million, which is not recorded for financial reporting purposes because the transaction was accounted for as a recapitalization, results in an annual tax deduction of $5.2 million for 15 years, which, assuming an effective income tax rate of 37%, could reduce our cash taxes payable each year by $1.9 million. We also have goodwill and other intangibles of $90.1 million resulting from the Power Circuits acquisition in July 1999. These intangibles, which have been recorded for financial and income tax reporting purposes, generate an annual tax deduction of $6.0 million, or a $2.2 million reduction to our cash taxes payable, assuming an effective income tax rate of 37%.

EXTRAORDINARY ITEMS

         We recorded extraordinary items in both the third fiscal quarter 1999 and the third fiscal quarter 2000. Both extraordinary items were for losses on early extinguishment of debts, net of the tax benefit. In the third fiscal quarter 2000, we recorded a loss of $6.8 million, net of a tax benefit of $3.1 million, to extinguish subordinated debt obligations carried at a discount and to write off debt issuance costs related to repayments and refinancing of our senior credit facility. In the third fiscal quarter 1999, we recorded a loss of $1.5 million, net of a tax benefit of $834,000, for the write off of debt issuance costs as a result of new financing obtained in connection with our acquisition of Power Circuits.

FIRST THREE FISCAL  QUARTERS  2000  COMPARED TO THE FIRST THREE FISCAL  QUARTERS
1999

NET SALES

         Net sales increased $69.8 million, or 95.2%, from $73.4 million for the first three fiscal quarters 1999 to $143.2 million for the first three fiscal quarters 2000. Of this increase, $31.0 million resulted from the acquisition of Power Circuits while $38.8 million resulted from internal sales growth. Internal sales growth increased primarily due to higher levels of units shipped in response to increasing demand from new and existing customers and a favorable sales mix, including a higher proportion of quick-turn and advanced technology printed circuit boards, which have higher average selling prices.

COST OF GOODS SOLD

         Costs of goods sold increased $37.0 million, or 64.6%, from $57.4 million for the first three fiscal quarters 1999 to $94.4 million for the first three fiscal quarters 2000. Higher costs of goods sold resulted from our acquisition of Power Circuits, which contributed $16.0 million to the increase. The remaining $21.0 million increase in costs was related to increased sales volume.

GROSS PROFIT

         Gross profit grew $32.8 million, or 205.0%, from $16.0 million during the first three fiscal quarters 1999 to $48.8 million during the first three fiscal quarters 2000. Of this increase, $14.9 million resulted from the acquisition of Power Circuits. The remaining increase of $17.9 million resulted from an improved mix of higher margin quick-turn and advanced technology printed circuit boards as well as generally higher unit volumes and pricing levels for all of our products.

OPERATING EXPENSES

         Sales and marketing expenses increased $4.4 million from $2.5 million for the first three fiscal quarters 1999 to $6.9 million for the first three fiscal quarters 2000. Of this increase, $2.3 million was associated with the Power Circuits acquisition. The remaining increase of $2.1 million was due to an increase in commissions related to higher sales volume.

         General and administrative expenses grew $3.9 million from $1.5 million for the first three fiscal quarters 1999 to $5.4 million for the first three fiscal quarters 2000. Of this increase, $1.6 million is associated with the Power Circuits acquisition. The remaining increase of $2.3 million is due to increased incentive bonus expense and the hiring of additional management and back-office staff to support sales growth.

         Amortization of intangibles was $3.6 million for the first three fiscal quarters 2000, which represents an increase of $2.6 million from $1.0 million for the first three fiscal quarters 1999. This increase relates to the acquisition of Power Circuits in July 1999.

         Amortization of deferred retention bonus increased $4.1 million from $1.4 million for the first three fiscal quarters 1999 to $5.5 million in the first three fiscal quarters 2000. This increase resulted from the vesting and buy-out of our deferred retention bonus plan with the proceeds of our initial public offering.

         Management fees and related expenses were $290,000 for the first three fiscal quarters 1999 compared with $2.2 million for the first three fiscal quarters 2000. This increase of $1.9 million is due primarily to a one-time $1.5 million payment to amend and consolidate our management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. The remaining increase is due to additional management fees related to greater scope and services in 2000 due to the Power Circuits acquisition as well as reimbursable expenses under the agreements.

INTEREST EXPENSE

         Interest expense increased $4.2 million, or 61.1%, from $7.0 million for the first three fiscal quarters 1999 to $11.2 million for the first three fiscal quarters 2000. This increase resulted from a higher level of indebtedness and higher interest rates associated with the acquisition of Power Circuits.

AMORTIZATION OF DEBT ISSUANCE COSTS

         Amortization of debt issuance costs increased $221,000 from $510,000 for the first three fiscal quarters 1999 to $731,000 for the first three fiscal quarters 2000. This increase resulted from amortization associated with a higher level of debt issuance costs incurred in connection with the acquisition of Power Circuits.

INTEREST INCOME AND OTHER, NET

         Interest income and other, net, increased $48,000 from $76,000 for the first three fiscal quarters 1999 to $124,000 for the first three fiscal quarters 2000. This increase is due primarily to additional income from a sublease that we obtained as a result of the Power Circuits acquisition. We terminated the sublease in the second fiscal quarter 2000 to accommodate our planned Santa Ana facility expansion.

INCOME TAXES

         The provision for income taxes decreased from an expense of $695,000 for the first three fiscal quarters 1999 to a benefit of $8.7 million for the first three fiscal quarters 2000. This decrease resulted primarily from a $14.7 million benefit recorded from eliminating our deferred tax asset valuation allowance. We expect our future effective tax rate will be approximately 37%.

EXTRAORDINARY ITEMS

         We recorded extraordinary items in both the third fiscal quarter 1999 and the third fiscal quarter 2000. Both extraordinary items were for losses on early extinguishment of debts, net of the tax benefit. In the third fiscal quarter 2000, we recorded a loss of $6.8 million, net of a tax benefit of $3.1 million, to extinguish subordinated debt obligations carried at a discount and to write off debt issuance costs related to repayments and refinancing of our senior credit facility. In the third fiscal quarter 1999, we recorded a loss of $1.5 million, net of a tax benefit of $834,000, for the write off of debt issuance costs as a result of new financing obtained in connection with our acquisition of Power Circuits.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity have been cash provided by operations, proceeds from our initial public offering and borrowings under debt agreements. Our principal uses of cash have been to finance mergers and acquisitions, meet debt service requirements and finance capital expenditures. We anticipate that these uses will continue to be our principal uses of cash in the future.

         Net cash provided by operating activities was $22.6 million for the first three fiscal quarters 2000. Net cash used in operating activities was $1.6 million for the first three fiscal quarters 1999. The increase in cash from operating activities was due primarily to higher net income levels. Net income increased from a loss of $348,000 for the first three fiscal quarters 1999 to a profit of $15.3 million in the first three fiscal quarters 2000. Several non-cash expenses also contributed to an increase in cash from operating activities for the first three fiscal quarters 2000. The one-time buyout and accelerated vesting of our retention bonus plan led to a non-cash charge of $4.1 million. Other factors that increased cash from operating activities were increased goodwill amortization, a non-cash loss on early retirement of subordinated liabilities, the non-cash write-off of deferred financing fees and a $14.7 million reduction in the deferred tax asset valuation allowance. Changes in our working capital accounts used $6.2 million during the first three fiscal quarters 2000. During the first three fiscal quarters 1999, changes in our working capital accounts used $4.6 million in cash.

         Net cash used in investing activities was $96.3 million for the first three fiscal quarters 1999. Net cash used in investing activities was $11.0 million during the first three fiscal quarters 2000. The acquisition of Power Circuits in July 1999 accounted for $95.5 million of the cash used in investing activities during the first three fiscal quarters 1999. In the first three fiscal quarters 2000, the most significant use of cash for investing activities was the purchase of property and equipment. We acquired $8.8 million in property and equipment during the first three fiscal quarters 2000 compared to $917,000 of property and equipment purchases in the first three fiscal quarters 1999.

         Net cash provided by financing activities was $98.1 million for the first three fiscal quarters 1999. Net cash used in financing activities was $8.1 million during the first three fiscal quarters 2000. We received $79.5 million from the sale of our common stock, net of offering costs, as part of our initial public offering in September 2000. This was offset during the first three fiscal quarters 2000 by a payment of $10.8 million to retire our retention bonus plan obligation, option exercises of $281,000 and a net payment of $77.1 million on our other long-term debt agreements. Our principal financing activities in the first three fiscal quarters 1999 included the repayment of existing debt facilities and borrowings on our new debt facilities in connection with the Power Circuits acquisition. Common stock amounting to $37.5 million was also issued to fund this acquisition during the first three fiscal quarters 1999.

         Effective September 29, 2000, we entered into an amended and restated agreement to refinance all remaining amounts outstanding under our existing senior credit facility. Under the new agreement, we borrowed $45 million under a term loan and $14 million under a revolving loan commitment. The term loan bears interest ranging from LIBOR plus 1% to 2% or the Alternate Base rate, as defined in the agreement, plus 0% to .5% and is due in quarterly payments of various amounts through September 30, 2005. The revolving loan commitment is for up to $25 million, bears interest at LIBOR plus 1% to 2% or the Alternate Base rate plus 0% to .5% and expires September 29, 2005. At October 2, 2000, the term loan and the revolving loans had an interest rate of 9.5%. We pay quarterly a commitment fee ranging from .30% to .45% on the unused revolving commitment amount. The new credit facility contains financial covenants customary for this type of financing, and as of October 2, 2000, we were in compliance with the covenants. In connection with the amended and restated senior credit facility, we incurred debt issuance costs of approximately $222,000, which are capitalized and amortized to expense over the period of the underlying indebtedness. All unamortized debt issuance costs related to the existing senior credit facility were written off and classified as part of the extraordinary loss.

         Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our amended and restated senior credit facility will be adequate to meet the debt service requirements, capital expenditures and working capital needs of our current operations for at least the next twelve months. We may require additional financing if we decide to consummate additional acquisitions. We are leveraged, and our future operating performance and ability to service or refinance our amended and restated senior credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q contains forward-looking statements in "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 3: Quantitative and Qualitative Disclosures About Market Risk," and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual future results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. INVESTORS EVALUATING OUR COMPANY AND ITS BUSINESS SHOULD CAREFULLY CONSIDER THE FACTORS DESCRIBED BELOW AND ALL OTHER INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q BEFORE PURCHASING OUR COMMON STOCK. ANY OF THE FOLLOWING FACTORS COULD MATERIALLY HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. ADDITIONAL FACTORS AND UNCERTAINTIES NOT CURRENTLY KNOWN TO US OR THAT WE CURRENTLY CONSIDER IMMATERIAL COULD ALSO HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. INVESTORS COULD LOSE ALL OR PART OF THEIR INVESTMENT AS A RESULT OF THESE FACTORS.

         While management is optimistic about our long-term prospects, the following factors, among others, could materially harm our business, operating results and financial condition and should be considered in evaluating the Company.

DEPENDENCE ON THE ELECTRONICS INDUSTRY

         Our business is heavily dependent on the electronics industry. A majority of our revenues are generated from the networking, high-end computing and computer peripherals segments of the electronics industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition as well as a decrease in our gross margins and unit volume sales.

ABILITY TO RESPOND TO TECHNOLOGICAL CHANGE

         The market for our products is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products that meet changing customer needs and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We may not be able to borrow additional funds in order to respond to technological changes as quickly as our competitors. In addition, the printed circuit board industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments.

DEPENDENCE ON A SMALL NUMBER OF CUSTOMERS

         A small number of customers is responsible for a significant portion of our net sales. Solectron accounted for 16.9% of our pro forma net sales and 19.4% of our historical net sales in 1999 and 14.3% of our net sales for the first three fiscal quarters 2000. Sales to Compaq, including sales to Compaq-directed electronic manufacturing services providers, accounted for 15.3% of our pro forma net sales and 16.7% of our historical net sales in 1999 and 14.0% of our net sales for the first three fiscal quarters 2000. Our 10 largest customers accounted for approximately 62.3% of our pro forma net sales and 68.4% of our historical net sales in 1999 and 53.3% of our net sales for the first three fiscal quarters 2000. Our principal customers may not continue to purchase products from us at past levels and we expect a significant portion of our net sales will continue to be generated by a small number of customers. Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations and lead to declines in the price of our common stock. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the services provided by us, our results of operations would be harmed.

FLUCTUATION IN OPERATING RESULTS

         Our results of operations vary for a variety of reasons, including timing of orders from and shipments to major customers; the levels at which we utilize our manufacturing capacity; changes in the pricing of our products or those of our competitors; changes in our mix of revenues generated from quick-turn versus standard lead time production; expenditures or write-offs related to acquisitions; and expenses relating to expanding existing manufacturing facilities. A significant portion of our operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Accordingly, even a relatively small revenue shortfall would decrease our gross margins. In addition, we have historically experienced lower sales in our second and third fiscal quarters due to patterns in the capital budgeting and purchasing cycles of our customers and our end-markets served. In particular, the seasonality of the computer industry impacts the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

UNCERTAINTIES AND VARIABILITY IN DEMAND

         We sell to customers on a purchase order basis rather than pursuant to long-term contracts and, consequently, our net sales are subject to short-term variability in demand by our customers. Customers submitting a purchase order may cancel, reduce or delay their order for a variety of reasons. The level and timing of orders placed by our customers vary due to customer attempts to manage inventory; changes in customers' manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used or to manufacture their own products internally; and variation in demand for our customers' products. Significant or numerous terminations, reductions or delays in our customers' orders could negatively impact our operating results.

POTENTIAL FOR EXCESS CAPACITY

         We generally schedule our quick-turn production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not made, we may forego some production and could experience excess capacity. When we experience excess capacity, our sales revenues may be insufficient to fully cover our fixed overhead expenses and our gross margins will fall. Conversely, we may not be able to capture all potential revenue in a given period if our customers' demands for quick-turn services exceed our capacity during that period.

POTENTIAL NEW PRODUCTS AND SERVICES

         In the future, we may broaden our service offering by providing new products and services. If we do this, we will likely compete with companies that have substantially greater financial and manufacturing resources than we have and who have been providing these services longer than we have. We may not be able to successfully compete on this basis with more established competitors.

EXPANSION THROUGH ACQUISITION

         We consummated our acquisition of Power Circuits in July 1999. We have a limited history of owning and operating our businesses on a consolidated basis. We may not be able to meet performance expectations or successfully integrate our acquired businesses on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources. To manage the expansion of our operations and any future growth, we will be required to improve existing and implement new operational, financial and management information controls, reporting systems and procedures; hire, train and manage additional qualified personnel; expand our direct and indirect sales channels; and effectively transition our relationships with our customers, suppliers and partners to operations under our TTM brand. In particular, we expect to implement a new financial and accounting management information system at our Santa Ana facility during the next four months. We may not be able to link this management information and control system in an efficient and timely manner with the financial and accounting management information system at our two other facilities.

         As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions, assets or product lines that complement or expand our existing business. We currently have no commitments or agreements to acquire any business. Our existing credit facilities restrict our ability to acquire the assets or business of other companies and will accordingly require us to obtain the consent of our lenders and could require us to pay significant fees in order to consummate such acquisitions. Consequently, we may not be able to identify suitable acquisition candidates or to finance and complete transactions that we select. Our acquisition of companies and businesses and expansion of operations involve risks, including the following: the potential inability to identify the company best suited to our company's business plan; the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economics of scale or other expected value; difficulties in managing production and coordinating operations at new sites; the potential need to restructure, modify or terminate customer relationships of the acquired company; and loss of key employees of acquired operations. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

AMORTIZATION OF INTANGIBLE ASSETS

         As of October 2, 2000, our consolidated balance sheet reflected $84.2 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist of goodwill and other identifiable intangibles relating to our acquisition of Power Circuits. The balances of these intangible assets may increase in future periods, principally from the consummation of further acquisitions. Amortization of these additional intangibles would, in turn, have a negative impact on earnings. In addition, we continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could have a material adverse effect on our results during the periods in which such a reduction is recognized. We may be required to write down intangible assets in future periods.

ABILITY TO COMPETE

         The printed circuit board industry is intensely competitive, highly fragmented and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include: DDi; Hadco, which recently was acquired by Sanmina; Merix; and Tyco. In addition, new and emerging technologies may result in new competitors entering our market. Many of our competitors and potential competitors have a number of significant advantages over us, including greater financial and manufacturing resources that can be devoted to the development, production and sale of their products; more established and broader sales and marketing channels; more manufacturing facilities worldwide, some of which are closer in proximity to original equipment manufacturers; manufacturing facilities which are located in countries with lower production costs; and greater name recognition.

         In addition, these competitors may respond more quickly to new or emerging technologies, or may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers' needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. Furthermore, increased production capacity by our competitors can result in an excess supply of printed circuit boards, which could also lead to price reductions. During recessionary periods in the electronics industry, our competitive advantages in the areas of providing quick-turn services, an integrated manufacturing solution and responsive customer service may be of reduced importance to our customers who may become more price-sensitive. This may force us to compete more on the basis of price and cause our margins to decline. Recently, Internet-based auctions have developed as a channel for the sale of printed circuit boards; if these auctions further develop as a channel for printed circuit board purchasing, our customers' price sensitivity could intensify.

EFFECT OF FOREIGN COMPETITION

         We may be at a competitive disadvantage with respect to price for volume production when compared to manufacturers with lower cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market for volume production. We do not currently have offshore facilities in lower cost locations, such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their technology to include higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share in the market for higher technology printed circuit boards, which may force us to lower our prices, reducing our gross profit.

AVAILABILITY OF RAW MATERIALS

         To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins decrease as we have to pay more for our raw materials.

INCREASE IN THE NUMBER OF ELECTRONIC MANUFACTURING SERVICES PROVIDERS

         For the first three fiscal quarters 2000, approximately 30.5% of our net sales were to electronic manufacturing services providers. Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers, and in recent years, some electronic manufacturing services providers have acquired the ability to directly manufacture printed circuit boards. If a significant number of our electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer bases may shrink and our business and net sales may decline substantially. In addition, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business and results of operations may also suffer.

RELIANCE ON EMPLOYEES

         We have no patent or trade secret protection for our manufacturing process, but instead rely on the collective experience of our employees in the manufacturing process to ensure we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of our employees involved in our manufacturing process were to leave our employment and we were not able to replace these people with new employees with comparable experience, our manufacturing process may suffer as we may be unable to keep up with innovations in the industry. As a result, we may not be able to continue to compete effectively.

INTELLECTUAL PROPERTY

         We could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. For example, we were recently informed that our use in the past of a chemical solution in our manufacturing process may have infringed upon the intellectual property rights of the holder of the patent of the chemical solution. Although no legal action has been taken against us, any claims relating to this alleged infringement, even if not meritorious, could result in costly litigation and divert management's attention and resources. In addition, if we are unsuccessful in disputing this assertion, we could be required to pay royalties or damages for our past use of the chemical solution. We no longer use the chemical solution in our manufacturing process.

COMPANIES WITH SIMILAR NAMES

         It is possible that other companies will adopt trade names similar to ours which would impede our ability to build brand identity and possibly lead to customer confusion. Although we have applied for trademark protection of TTM Technologies, we have not yet received this trademark protection. We are aware of at least one other company using "Pacific Circuits" as part of its corporate name and of another company using "TTM Technologies" as part of its corporate name. This may cause confusion as to the source, quality and dependability of our product which may, in turn, dilute our brand name and harm our reputation.

RELIANCE ON SENIOR EXECUTIVES

         Our future success depends to a large extent on the services of our key managerial employees, particularly Kent Alder, our chief executive officer. Although we have entered into employment agreements with Mr. Alder and other executive officers, we may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. To facilitate our integration of Power Circuits, we entered into transition-related employment agreements with the president and vice-president of our Santa Ana facility. These agreements expire at the end of 2000 and may not be renewed. If these individuals do not continue their employment, we may not be able to replace them with qualified personnel. Our business also depends on our continuing ability to recruit, train and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense and the loss of these employees could harm our business. In addition, it may be difficult and costly for us to retain hourly skilled employees, particularly in our Burlington, Washington facility, where there is a shortage of skilled labor. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

RELIANCE ON MANAGEMENT TEAM

         Our management team has only been working together as a combined unit since the acquisition of Power Circuits in July 1999. In addition, our chief financial officer has been employed by us since February 2000 and our vice president of sales has been employed by us since March 2000. If our management team cannot successfully work together, we may not be able to execute our business strategy successfully or compete effectively. Any failure to manage our expansion effectively could harm our business.

POTENTIAL FOR DESIGN OR MANUFACTURING DEFECTS

         We manufacture products to our customers' specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers, which we may be legally required to compensate them for. Although our purchase orders generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

ENVIRONMENTAL MATTERS

         Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing process uses and generates materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. We believe that our operations substantially comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, negatively impacting our revenues and causing our common stock price to decline. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

         Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations and we are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling or disposal might require a high level of unplanned capital investment, limit our ability to expand our existing facilities and/or require us to relocate one or more of our facilities. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, financial condition and results of operations.

INFLUENCE OF MAJOR STOCKHOLDER

         As of November 10, 2000, Circuit Holdings LLC held approximately 50.9% of our outstanding stock. Thayer Capital Partners controls three entities which together own 60.0% of Circuit Holdings and beneficially owned 59.4% of our shares as of November 10, 2000. Two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital does not own any interests in our competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other stockholders, particularly if Thayer Capital decided to sell its controlling interest in us. By virtue of its stock ownership and board representation, Thayer Capital Partners will continue to have a significant influence over all matters submitted to our board and our stockholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its concentration of voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public stockholders.

         In addition, Thayer Capital Partners has historically worked closely with Brockway Moran & Partners, Inc. in managing our company and in structuring our leveraged recapitalization and acquisition of Power Circuits. Brockway Moran & Partners Fund, L.P. owns the remaining 40% of Circuit Holdings. In addition, two of our directors are representatives of Brockway Moran & Partners. Although there is no legal agreement requiring Thayer Capital Partners and Brockway Moran & Partners to vote their shares together or for their representatives on our board to vote together, given their relationship in the past these two entities may continue to work together, in which case they would control our board and exercise voting control over 65.0% of our shares.

POTENTIAL STOCK PRICE VOLATILITY

         The stock market has recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline regardless of our actual operating performance and investors could lose a substantial part of their investments. In addition, prior to this offering, our stock could not be bought or sold on a public market. If an active public market for our stock is not sustained, it may be difficult to resell our stock. The market price of our common stock will likely fluctuate in response to a number of factors, including the following: our failure to meet the performance estimates of securities analysts; changes in financial estimates of our revenues and operating results by securities analysts; the timing of announcements by us or our competitors of significant contracts or acquisitions; and general stock market conditions.

         Recently, when the market price of a company's stock has been volatile, stockholders have often instituted securities class action litigation against the company. If a class action lawsuit is filed against us, we could incur substantial costs defending the lawsuit and management time and attention would be diverted. An adverse judgment could cause our financial condition or operating results to suffer.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for us beginning with our first fiscal quarter 2001. Based upon the nature of the financial instruments and hedging activities in effect as of the date of this filing, this pronouncement would require us to reflect the fair value of our derivative instruments on the consolidated balance sheet. Changes in fair value of these instruments may be reflected as a component of comprehensive income to the extent our hedging activities are effective while any ineffectiveness will be reported in current earnings.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and inflation.

INTEREST RATE RISK

         Our amended and restated senior credit facility bears interest at floating rates. We reduce our exposure to interest rate risks through swap agreements. Under the terms of our current swap agreements, we pay maximum annual rates of interest applied to notional amounts. As of October 2, 2000, these notional amounts equaled 100% of the principal balance outstanding under our amended and restated senior credit facility. Subsequent to quarter end, we paid down the balance on our revolving loan, leaving in place interest rate swap agreements totaling more than 100% of the principal balance outstanding under our amended and restated senior credit facility. In the future, we plan to renegotiate these swap agreements to cover less than 100% of the principal balance outstanding on our amended and restated senior credit facility. Under our interest rate swap arrangements, our maximum annual LIBOR rate ranges from 5.08% to 6.36%.

         The revolving loan bears interest ranging from 1.0% to 2.0% per annum plus the applicable LIBOR or from 0.0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated senior credit facility. Therefore, a 10% change in interest rates as of October 2, 2000, is not expected to materially affect the interest expense to be incurred on the revolving loan during such period.

FOREIGN CURRENCY EXCHANGE RISK

         All of our sales are denominated in U.S. dollars, and as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.

IMPACT OF INFLATION

         We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we will be able to pass along component price increases to our customers.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         We are not currently subject to any material legal proceedings; however, we may from time to time become a party to various legal proceedings in the ordinary course of our business.

ITEM 2:  CHANGES IN SECURITIES AND USES OF PROCEEDS

(a)      None.

(b)      None.

(c)      None.

(d) Pursuant to Rule 463 under the Securities Act of 1933, as amended (the "Securities Act"), and Item 701(f) of Regulation S-K promulgated under the Securities Act, the following information is included in this
         Report:

           (1) Our Registration Statement on Form S-1 (File No. 333-39906) (as amended, the "Registration Statement") was declared effective by the Securities and Exchange Commission on September 20, 2000.

           (2) The offering contemplated by the Registration Statement (the "Offering") commenced on September 20, 2000.

           (3) The Offering was consummated on September 26, 2000. Subsequent to that date, the underwriters exercised their over-allotment option in full, and the sale of shares in connection with the exercise of the over-allotment option was consummated on October 13, 2000.

           (4) The managing underwriters in the Offering were Robertson Stephens, Inc., Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and First Union Securities, Inc.

           (5) The Registration Statement related to shares of our common stock, no par value (the "Common Stock").

           (6) The Registration Statement registered an aggregate of 8,625,000 shares of Common Stock (including 1,125,000 shares of Common Stock for which the underwriters had the option to purchase to cover over-allotments). The aggregate gross offering price of the Common Stock registered was $138,000,000. We sold 6,468,750 shares of Common Stock (including 843,750 shares sold in connection with the exercise by the underwriters of their over-allotment option) for an aggregate gross offering price of $103,500,000. Circuit Holdings LLC, one of our stockholders, sold 1,953,946 shares of Common Stock (including 254,863 shares sold in connection with the exercise by the underwriters of their over-allotment option) for an aggregate gross offering price of $31,263,136. Lewis O. Coley, III, one of our stockholders, sold 116,812 shares of Common Stock (including 15,236 shares sold in connection with the exercise by the underwriters of their over-allotment option) for an aggregate gross offering price of $1,868,992. TCW/Crescent Mezzanine Partners II, L.P., one of our stockholders, sold 61,931 shares of Common Stock (including 8,078 shares sold in connection with the exercise by the underwriters of their over-allotment option) for an aggregate gross offering price of $990,896. TCW/Crescent Mezzanine Trust II, one of our stockholders, sold 15,011 shares of

                  Common Stock (including 1,957 shares sold in connection with the exercise by the underwriters of their over-allotment option) for an aggregate gross offering price of $240,176. TCW Leveraged Income Trust, L.P., one of our stockholders, sold 4,275 shares of Common Stock (including 558 shares sold in connection with the exercise by the underwriters of their over-allotment option) for an aggregate gross offering price of $68,400. TCW Leveraged Income Trust II, L.P., one of our stockholders, sold 4,275 shares of Common Stock (including 558 shares sold in connection with the exercise by the underwriters of their over-allotment option) for an aggregate gross offering price of $68,400.

           (7) Through the date of this Report, we incurred estimated expenses (including underwriters' discount and commissions) of approximately $11.5 million in connection with the Offering, which included approximately $7.3 million in underwriters' discount and commissions, $2.0 million in financial advisory fees to T.C. Management, T.C. Management IV and Brockway Moran & Partners Management (see subparagraph (8)(vi) below for a description of the relationship between these entities and some of our directors and stockholders) and approximately $2.2 million of other expenses (including filing fees related to the Registration Statement and the National Association of Securities Dealers, Inc., the Nasdaq National Market listing fee, printing and engraving expenses, legal fees and expenses, accounting fees and expenses, blue sky fees and expenses, transfer agent and registrar fees and miscellaneous expenses).

           (8) Through the date of this Report, the aggregate net proceeds to us of approximately $92.1 million were used as follows:

                  i. approximately $50.4 million was used to reduce our indebtedness under our existing senior credit facility;

                  ii. approximately $12.6 million was used to reduce our
                      indebtedness under our amended and restated senior credit facility;

                  iii. approximately $10.8 million was used to eliminate our obligations under our retention bonus plan;

                  iv. approximately $12.8 million was used to redeem all of our outstanding senior subordinated notes;

                  v. approximately $4.0 million was used to redeem our outstanding subordinated note; and

                  vi. approximately $1.5 million was used to pay management
                      consulting and financial advisory fees to T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. T.C. Management and T.C. Management IV are affiliates of Thayer Equity Investors III, L.P., Thayer Equity Investors IV, L.P. and TC Circuits L.L.C. Thayer Equity Investors III, L.P., Thayer Equity Investors IV, L.P. and TC Circuits L.L.C. are affiliates (the "Thayer Capital Partners entities") and beneficially owned 59.4% of our Common Stock as of November 10, 2000. The Thayer Capital Partners entities hold shares directly and, as a result of their ownership of 60% of Circuit Holdings LLC, are deemed to beneficially own all of the shares of our Common Stock which are owned directly by Circuit Holdings LLC. Jeffrey W. Goettman, one of our directors, is a Managing Director of each of the limited liability companies that control Thayer Equity Investors III, L.P. and Thayer Equity Investors IV, L.P. Douglas P. McCormick, one of our directors, is a Vice President of the limited liability company that controls Thayer Equity Investors IV, L.P. Brockway & Moran Partners Management is an affiliate of Brockway & Moran Partners Fund, L.P., which beneficially owned 5.6% of our Common Stock as of

                      November 10,. 2000 through direct holdings. Brockway & Moran Partners Fund, L.P. owns 40% of Circuit Holdings LLC. Michael E. Moran, one of our directors, is a partner of Brockway & Moran Partners Inc., which controls Brockway & Moran Partners Fund, L.P. Philip M. Carpenter III, one of our directors, is a Vice President of Brockway & Moran Partners Inc.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the third quarter of 2000.

ITEM 5:  OTHER INFORMATION

         Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         2.1      Plan of Reorganization.*
         3.1      Restated Articles of Incorporation of TTM Technologies, Inc.
                  (the "Company").*
         3.2      Restated Bylaws of the Company.*
         4.1      Form of Common Stock Certificate.*
         4.2 Registration Rights Agreement dated as of December 15, 1998 among the Company, Lewis O. Coley, III and Circuit Holdings,
                  LLC.*
         4.3 Registration Rights Agreement dated as of July 13, 1999 among the Company and certain Purchasers listed on Schedule I thereto.*
         4.4 Registration Rights Agreement dated as of July 13, 1999 among the Company and certain Purchasers of Warrants listed on
                  Schedule I thereto.*
         4.5      Subscription Agreement dated as of July 13, 1999 among the
                  Company and Purchasers of Company Common Stock listed on
                  Schedule I thereto.*
         10.1     Amended and Restated Credit Agreement dated as of September
                  29, 2000 among the Company, the Domestic Subsidiaries of the Company from time to time parties thereto, the Lender Parties thereto, First Union National Bank, as Administrative Agent,
                  Fleet National Bank, as Syndication Agent, SunTrust Bank, as
                  Documentation Agent, and First Union Capital Markets Corp., as
                  Lead Arranger.
         10.2 First Amendment to Amended and Restated Credit Agreement dated as of October 13, 2000 among the Company, the Domestic
                  Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, the Lender Parties thereto and First
                  Union National Bank, as Administrative Agent.
         10.3     Amended, Restated and Consolidated Management and Consulting
                  Agreement dated as of September 19, 2000 among the Company, T.C. Management, L.L.C., T.C. Management IV, L.L.C. and
                  Brockway Moran & Partners Management, L.P.
         10.4     Employment Agreement dated as of August 3, 2000 between the
                  Company and Kenton K. Alder.*
         10.5     Amended and Restated Management Stock Option Plan.*
         10.6     Form of Management Stock Option Agreement.*
         10.7     2000 Equity Compensation Plan.
         10.8 Form of Indemnification Agreement with directors, officers and key employees.*
         21.1     Subsidiaries of the Company.*
         27.1     Financial Data Schedule.

-----------

         *These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 333-39906) as indicated on the following table and are incorporated herein by this reference thereto:

                                       Corresponding Exhibit in
EXHIBIT IN THIS REPORT   REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-39906)
----------------------   -------------------------------------------------------
          2.1                                    2.1
          3.1                                    3.3
          3.2                                    3.4
          4.1                                    4.1
          4.2                                    4.2
          4.3                                    4.3
          4.4                                    4.4
          4.5                                    4.6
         10.4                                   10.7
         10.5                                   10.15
         10.6                                   10.16
         10.7                                   10.19
         21.1                                   21.1

(b)  REPORTS ON FORM 8-K.

         On October 27, 2000, the Company filed a Report on Form 8-K dated September 29, 2000 describing the amendment and restatement of the Company's senior credit facility on September 29, 2000 and the amendment thereof on October 13, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TTM TECHNOLOGIES, INC.

                             By:  /s/ Stacey Peterson
                                 ----------------------------------------

                             Stacey M. Peterson
                             Chief Financial Officer and Secretary
                             (Principal Financial and Accounting Officer)

Date:    November 15, 2000