Form 10-K
period 2000-12-31
TTM TECHNOLOGIES INC
filed 2001-03-30
CIK 1116942

                       SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                               -------------------

                                         FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

                         Commission file number 0-31285

                              --------------------

                             TTM TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Washington                                  91-1033443
     -----------------------                     ------------------------
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                17550 N.E. 67th Court, Redmond, Washington 98052
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (425) 883-7575
                      ------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of Each Class                Name of Each Exchange on Which Registered
     -------------------                -----------------------------------------
    Common Stock, no par value                   Nasdaq National Market

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of Common Stock held by nonaffiliates of the registrant (12,873,646 shares) based on the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on March 28, 2001, was $77,241,876. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

   As of March 28, 2001, there were outstanding 37,375,930 shares of the registrant's Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                             TTM TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I

ITEM 1.  BUSINESS.........................................................   1
ITEM 2.  PROPERTIES.......................................................  15
ITEM 3.  LEGAL PROCEEDINGS................................................  16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  16

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.......................................................  17
ITEM 6.  SELECTED FINANCIAL DATA..........................................  18
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.........................................  20
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  26
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  27
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................  27

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  27
ITEM 11. EXECUTIVE COMPENSATION...........................................  27
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  27
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  27

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K..  27

         SIGNATURES.......................................................  35

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS....................... F-1

                          ----------------------------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words "anticipate," "believe," "plan," "estimate," "expect," "seek" and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to shareholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in Item 1, "Business - Factors That May Affect Future Results".

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

      We provide time-critical, one-stop manufacturing services for highly complex printed circuit boards. Our printed circuit boards serve as the foundation of electronic products such as routers, switches, servers and communications infrastructure equipment. Our customers include manufacturers of these electronic products, commonly referred to as original equipment manufacturers, and their suppliers, commonly referred to as electronic manufacturing services companies. Our customers primarily serve the rapidly growing networking, high-end computing and industrial/medical segments of the electronics industry. Products within these markets have high levels of complexity and short life cycles as manufacturers continually develop new and increasingly sophisticated technology. Our name, TTM, stands for "time-to-market" because our services enable our customers to shorten the time required to develop new products and introduce them to market.

      We provide our customers with a manufacturing solution that encompasses all stages of an electronic product's life cycle. We utilize a facility specialization strategy in which we place each order in the facility best suited for the customer's particular delivery time and volume needs. These facilities are integrated by using compatible technology and manufacturing processes. Our strategy allows us to optimize our manufacturing operations and provides for efficient movement of orders among facilities resulting in faster delivery times and enhanced product quality and consistency.

      Our one-stop manufacturing solution includes quick-turn and standard delivery time services:

      QUICK-TURN SERVICES:

      We refer to our rapid turn-around services as "quick-turn" because we provide custom-designed printed circuit boards to our customers in as little as 24 hours.

      - Prototype production. In the design, testing and launch phase of a new electronic product's life cycle, our customers typically require limited quantities of printed circuit boards in a very short period of time. We satisfy this need by manufacturing prototype printed circuit boards in quantities of up to 50 boards per order with delivery times ranging from as little as 24 hours to 10 days.

      - Ramp-to-volume production. After a product has successfully completed the prototype phase, our customers introduce the product to the market and require larger quantities of printed circuit boards in a short period of time. This transition stage between low-volume prototype production and volume production is known as ramp-to-volume. Our ramp-to-volume services typically include manufacturing up to several hundred printed circuit boards per order with delivery times ranging from two to 10 days.

      For the year ended December 31, 2000, orders with delivery requirements of 10 days or less represented 35% of our gross sales. Ten-day or less orders represented a significantly higher percentage of gross sales for our Santa Ana facility, which focuses on prototype production and new customer development.

      STANDARD DELIVERY TIME SERVICES:

      - Volume production. Following market introduction, a product proceeds to commercial production in larger quantities with typical industry delivery times of several weeks. Our volume production services include manufacturing up to several thousand printed circuit boards per order with delivery times ranging from three to eight weeks.

      Our quick-turn services provide us with the opportunity to develop relationships with customers using our prototype and ramp-to-volume services and to extend these relationships to include volume production services. During our involvement in the early stages of product development, we can introduce customers to our advanced manufacturing process and technology expertise, thereby increasing our ability to capture our customers' higher complexity volume production business.

      We provide our time-to-market services primarily to customers whose products are subject to continuous technological developments and numerous product improvements. Our significant original equipment manufacturer customers include ATL Ultrasound, Ciena, Compaq, General Electric, Motorola, NEL America, and Radisys. Our significant electronic manufacturing services customers include ACT Manufacturing, Celestica, ETMA, K*TEC, and Solectron.

RECENT DEVELOPMENTS

      We completed an initial public offering in September 2000 and sold a total of 6,468,750 shares of common stock at a public offering price of $16.00 per share. We received net proceeds of approximately $91.7 million, after underwriting discounts and commissions and other IPO related expenses.

      Effective September 29, 2000, we entered into an amended and restated senior credit facility and refinanced all amounts outstanding under our prior credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INDUSTRY BACKGROUND

      Printed circuit boards serve as the foundation of all complex electronic products. The printed circuit board manufacturing industry has benefited from the proliferation of electronic products in a variety of applications, ranging from consumer products, such as cellular telephones, to high-end commercial electronic products, such as communications and computer networking equipment. Printed circuit boards are manufactured from sheets of laminated material, or panels. Each panel is typically subdivided into multiple printed circuit boards, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it.

      Original equipment manufacturers and electronic manufacturing services providers are primary purchasers of printed circuit boards. Based on industry sources, we estimate the total United States production for rigid printed circuit boards, the type we manufacture, at $9.5 billion in 2000. The same sources project production to grow to $11.3 billion in current dollars in 2002, a compound annual growth rate of 9.1%. Based on industry sources, we estimate domestic production of multilayer printed circuit boards at $7.9 billion in 2000, or 83.2% of the rigid market, and expect domestic production to reach $9.7 billion in current dollars in 2002, a compound annual growth rate of 10.8%. We also expect printed circuit boards manufactured for communications equipment to account for a disproportionate share of growth in the multilayer segment, increasing by a compound annual growth rate of 19.0% in current dollars through 2002.

      Products within the networking, high-end computing, and industrial/medical markets have high levels of complexity and short life cycles as original equipment manufacturers continually develop new and increasingly sophisticated products. We believe these characteristics benefit printed circuit board manufacturers that can assist original equipment manufacturers to bring a product to market faster by providing the engineering expertise, process controls and execution capability to accelerate product development and quickly proceed to volume production. Manufacturers of complex electronics products in emerging high-growth markets are also under pressure to bring their products to market faster. We believe that the time-critical and highly complex nature of these new and emerging markets will further increase the demand for rapid production of complex printed circuit boards.

STRATEGY

      Our goal is to be the leading provider of time-critical, one-stop manufacturing services for highly complex printed circuit boards. Key aspects of our strategy include:

      Targeting additional customers in high-growth markets. Our time-to-market philosophy is a strong complement to the rapid introduction and short product life cycle of advanced electronic products. We currently focus our marketing efforts on original equipment manufacturers and electronic manufacturing services providers in the high-growth networking, high-end computing and industrial/medical segments of the electronics industry as well as next-generation technology providers.

      Further expanding our quick-turn manufacturing capacity. In 2000, we completed a significant expansion of our Santa Ana facility, increasing our quick-turn capacity by approximately 60%. This expansion allows us to better serve our existing customer base and attract new customers needing quick-turn services. In addition, we intend to further expand our manufacturing capacity within this facility in 2001.

      Capitalizing on our quick-turn services to capture follow-on volume production. Our quick-turn capabilities allow us to establish relationships with original equipment manufacturers and electronic manufacturing services providers early in a product's life cycle and often gives us an advantage in securing a preferred vendor status for subsequent volume production opportunities. We intend to capitalize on these relationships to increase demand for our volume production services.

      Continuing to improve our technological capabilities and process management systems. We are consistently among the earliest adopters of new developments in printed circuit board manufacturing processes and technology. We continuously evaluate new processes and technology to further reduce our delivery times, improve quality, increase yields and decrease costs. We will continue to pursue our facility specialization strategy and deploy manufacturing processes and technology suited for each customer's delivery time and volume requirements. In addition, we will continue to develop and implement manufacturing processes and technology that allow our facilities to remain fully integrated.

      Pursuing complementary acquisition opportunities. We continuously consider strategic acquisitions of companies and technologies that may enhance our competitive position by strengthening our service offering and expanding our customer base. For example, our July 1999 acquisition of Power Circuits provided us with significant quick-turn manufacturing capabilities and diversified our customer base and end-markets.

SERVICES

      We provide our customers with an integrated manufacturing solution that encompasses all stages of an electronic product's lifecycle from prototype through ramp-to-volume and volume production. We offer quick-turn and standard time delivery services, including the following:

      Prototype production. We provide prototype services primarily at our facility in Santa Ana, California, where we serve customers that require limited quantities of printed circuit boards. A typical order size is up to 50 printed circuit boards with delivery times ranging from as little as 24 hours to 10 days. We believe the ability to meet our customers' prototype demands strengthens our long-term relationships and gives us an advantage in securing a preferred vendor status when customers begin ramp-to-volume and volume production. Our Santa Ana facility is available seven days per week and 24 hours per day to be able to respond quickly to customer orders. We also provide prototype production as a secondary use of our Redmond facility.

      Ramp-to-volume production. We provide ramp-to-volume services primarily at our facility in Redmond, Washington. Our ramp-to-volume service typically includes the manufacture of up to several hundred printed circuit boards per order with delivery times ranging from two to 10 days. We provide our customers with ramp-to-volume services to transition a product from prototype to volume production or as a temporary solution for unforeseen manufacturing issues or customer demands. Our Redmond facility is available seven days per week and 24 hours per day to be able to respond quickly to customer orders. We also provide ramp-to-volume production as secondary uses of our Santa Ana and Burlington facilities.

      Volume production. We provide volume production primarily at our facility in Burlington, Washington, where we manufacture printed circuit boards for use in the commercial production phase. Our volume production service targets higher complexity printed circuit boards and manufactures up to several thousand printed circuit boards per order with delivery times typically ranging from three to eight weeks. Our volume production services complement our prototype and ramp-to-volume production and allow us to offer customers one-stop manufacturing capabilities. In addition, we are able to augment the services we provide to our existing volume production customers by providing prototype and ramp-to-volume manufacturing for their next generation products. Our Burlington facility operates seven days per week. We also provide volume production as a secondary use of our Redmond facility.

TECHNOLOGY

      The market for our products is characterized by rapidly evolving technology. In recent years, the trend in the electronic products industry has been to increase the speed, complexity and performance of components while reducing their size. Although none of our technology is proprietary to us, we believe our technological capabilities allow us to address the needs of manufacturers who need to bring complicated electronic products to market faster. Our printed circuit boards serve as the foundation of products such as routers, switches, servers and communications infrastructure equipment, among other applications.

      To manufacture printed circuit boards, we generally receive circuit designs directly from our customers in the form of computer data files, which we review to ensure data accuracy and product manufacturability. Processing these computer files with computer aided design technology, we generate images of the circuit patterns that we then physically develop on individual layers using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuits called traces, which are separated by insulating material. A finished multilayer circuit board laminates together a number of layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we use clean rooms in certain manufacturing processes where tiny particles might otherwise create defects on the circuit patterns, and use automated optical inspection systems to ensure consistent quality.

      We believe the highly specialized equipment we use is among the most advanced in our industry. We provide a number of advanced technologies, including:

      -     20+ layer printed circuit boards.    -      High aspect ratios.
      -     Blind and buried vias.               -      Thin core processing.
      -     Fine line traces and spaces.         -      Microvias.

CUSTOMERS AND MARKETS

      Our customers include both original equipment manufacturers and electronic manufacturing services providers that primarily serve the rapidly growing networking, high-end computing, and industrial/medical segments of the electronics industry. We measure customers as those companies that place at least two orders in a 12-month period. As of December 31, 2000, we had more than 550 customers.

      Our significant customers in 2000 included:

NETWORKING                  HIGH-END COMPUTING         COMPUTER PERIPHERALS
----------                  ------------------         --------------------
ADC                         Compaq, including          Kingston
Adtran                        Compaq-directed          Matrox Electronics
Ciena                         electronic               Topline Electronics
Lucent                        manufacturing services   Xircom
NEL America                   providers
Radisys                                                OTHER ORIGINAL EQUIPMENT
Sycamore Networks                                      MANUFACTURERS
                                                       -------------
                            ELECTRONIC MANUFACTURING   Agilent Technologies
INDUSTRIAL/MEDICAL          SERVICES PROVIDERS         Matsushita
------------------          ------------------
Advanced Input Devices      ACT Manufacturing
ATL Ultrasound              ETMA                       HANDHELD/CELLULAR
Diversified Technology      Solectron                  -----------------
Extron Electronics          K*TEC Electronics          Motorola
General Electric                                       Nokia
Pioneer Standard



      The following table shows the percentage of our net sales in each of the principal end markets we served for the fiscal years indicated:

                            ACTUAL        PRO FORMA      PRO FORMA
END MARKETS                  2000           1999*          1998**
-----------                 ------         ------         ------
Networking .........          34.3%          25.4%          17.8%
High-end computing .          26.9           21.5           24.7
Industrial/medical .          18.8           20.6           19.0
Computer peripherals          11.6           23.3           23.7
Handheld/cellular ..           4.6            4.7            9.2
Other ..............           3.8            4.5            5.6
                            ------         ------         ------
  Total ............         100.0%         100.0%         100.0%
                            ======         ======         ======

-----------------------

  * Assumes that we acquired Power Circuits on January 1, 1999.

** Assumes that we acquired Power Circuits on January 1, 1998.

      In 2000, sales to our two largest customers, Solectron and Compaq, including Compaq-directed electronic manufacturing services providers, accounted for 13.8% and 13.3% of our net sales. Sales to our 10 top customers accounted for 50.8% of our net sales in 2000.

      In 2000, 94.1% of our net sales were in the United States, 2.0% in Singapore, 1.4% in England, 1.3% in China and the remainder primarily in other European and Asian countries.

SALES AND MARKETING

      Our marketing strategy focuses on establishing long-term relationships with our customers' engineering staff and new product introduction personnel early in the product development phase. As the product moves from the prototype stage through ramp-to-volume and volume production, we shift our focus to the procurement department within the customer to be able to capture sales at each stage of the product's life cycle.

      Our staff of engineers, sales support and managers support our sales representatives in advising customers with respect to manufacturing feasibility, design review and technology limits through direct customer communication, e-mail and customer visits. We combine our sales efforts with customer service at each facility to better serve our customers. In order to establish individual salesperson accountability for each client, each customer is assigned one salesperson for all services across all facilities.

      We market our services through seven direct and 48 independent sales representatives, supervised by a management team of six company employees. We believe there are significant opportunities for us to increase our penetration throughout the United States through further expansion of our direct and independent sales representatives.

SUPPLIERS

      The primary raw materials that we use in production include copper-clad layers of fiberglass of varying thickness impregnated with bonding materials, chemical solutions such as copper and gold for plating operations, photographic film, carbide drill bits and plastic for testing fixtures.

       We use just-in-time procurement practices to maintain our raw materials inventory at low levels and work closely with our suppliers to obtain technologically advanced raw materials. Although we have preferred suppliers for some raw materials, the materials we use are generally readily available in the open market and numerous other potential suppliers exist. In addition, we periodically seek alternative supply sources to ensure that we are receiving competitive pricing and service. Adequate amounts of all raw materials have been available in the past and we believe this availability will continue in the foreseeable future.

COMPETITION

      The printed circuit board industry is highly fragmented and characterized by intense competition. Our principal competitors include: DDi, Merix, Sanmina, and Tyco.

      We believe we compete favorably on the following competitive factors:

      -     capability and flexibility to produce customized complex products;

      -     ability to offer time-to-market capabilities;

      -     ability to offer one-stop manufacturing capabilities;

      -     consistently high-quality product; and

      -     outstanding customer service.

      In addition, we believe our continuous evaluation and early adoption of new or revised manufacturing and production technologies also gives us a competitive advantage. We believe that manufacturers like us who have the ability to manufacture printed circuit boards using advanced technologies such as blind and buried vias, larger panel size, sequential lamination and smaller traces and spaces have a competitive advantage over manufacturers who do not possess these technological capabilities. We believe these advanced manufacturing and production technologies are increasingly replacing and making obsolete older technologies that do not provide the same benefits. Our future success will depend in large part on whether we are able to maintain and enhance our manufacturing capabilities as new manufacturing and production technologies gain market share.

      Some of our competitors are likely to enjoy substantial competitive advantages, including:

      - greater financial and manufacturing resources that can be devoted to the development, production and sale of their products;

      -     more established and broader sales and marketing channels;

      - more manufacturing facilities worldwide, some of which are closer in proximity to our customers;

      - manufacturing facilities that are located in countries with lower production costs; and

      -     greater name recognition.

BACKLOG

      Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales because orders may be rescheduled or canceled.

GOVERNMENTAL REGULATION

      Our operations are subject to federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

      - the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

      - the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

      -     corresponding state agencies.

      To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, we may be required to incur substantial additional expenditures.

EMPLOYEES

      As of December 31, 2000, we had 1,325 employees, none of whom are represented by unions. Of these employees, 1,253 were involved in manufacturing and engineering, 26 worked in sales and marketing and 46 worked in accounting, systems and other support capacities. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

      An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, our business, financial condition and results of operations would likely suffer, the trading price of our common stock could fall and you could lose all or part of the money you paid for our common stock.

      In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this 10-K, our annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise. See "Statement Regarding Forward-Looking Statements."

WE ARE HEAVILY DEPENDENT UPON THE ELECTRONICS INDUSTRY, AND EXCESS CAPACITY OR DECREASED DEMAND FOR PRODUCTS PRODUCED BY THIS INDUSTRY COULD RESULT IN INCREASED PRICE COMPETITION AS WELL AS A DECREASE IN OUR GROSS MARGINS AND UNIT VOLUME SALES.

      Our business is heavily dependent on the electronics industry. A majority of our revenues are generated from the networking, high-end computing and industrial/medical segments of the electronics industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition as well as a decrease in our gross margins and unit volume sales.

IF WE ARE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE AND PROCESS DEVELOPMENT, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

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

WE ARE DEPENDENT UPON A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR NET SALES, AND A DECLINE IN SALES TO MAJOR CUSTOMERS COULD HARM OUR RESULTS OF OPERATIONS.

      A small number of customers is responsible for a significant portion of our net sales. Solectron accounted for 13.8% of our net sales in 2000. Sales to Compaq, including sales to Compaq-directed electronic manufacturing services providers, accounted for 13.3% of our net sales in 2000. Our 10 largest customers accounted for approximately 50.8% of our net sales in 2000. Our principal customers may not continue to purchase products from us at past levels, and we expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

OUR RESULTS OF OPERATIONS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY, AND BECAUSE MANY OF OUR OPERATING COSTS ARE FIXED, EVEN SMALL REVENUE SHORTFALLS WOULD DECREASE OUR GROSS MARGINS AND POTENTIALLY CAUSE OUR STOCK PRICE TO DECLINE.

      Our results of operations vary for a variety of reasons, including:

      -     timing of orders from and shipments to major customers;

      -     the levels at which we utilize our manufacturing capacity;

      -     changes in the pricing of our products or those of our competitors;

      - changes in our mix of revenues generated from quick-turn versus standard lead time production;

      -     expenditures or write-offs related to acquisitions; and

      -     expenses relating to expanding existing manufacturing facilities.

      A significant portion of our operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Accordingly, even a relatively small shortfall in net sales would decrease our gross margins. In addition, we have historically experienced lower sales in our second and third fiscal quarters due to patterns in the capital budgeting and purchasing cycles of our customers and our end-markets served. In particular, the seasonality of the computer industry impacts the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

BECAUSE WE SELL ON A PURCHASE ORDER BASIS, WE ARE SUBJECT TO UNCERTAINTIES AND VARIABILITY IN DEMAND BY OUR CUSTOMERS, WHICH COULD DECREASE REVENUES AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

      We sell to customers on a purchase order basis rather than pursuant to long-term contracts and, consequently, our net sales are subject to short-term variability in demand by our customers. Customers submitting a purchase order may cancel, reduce or delay their order for a variety of reasons. The level and timing of orders placed by our customers vary due to:

      -     customer attempts to manage inventory;

      - changes in customers' manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used or to manufacture their own products internally; and

      -     variation in demand for our customers' products.

      Significant or numerous terminations, reductions or delays in our customers' orders could negatively impact our operating results.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND THE RESTRICTIONS IMPOSED BY THE TERMS OF OUR DEBT INSTRUMENTS MAY SEVERELY LIMIT OUR ABILITY TO PLAN FOR OR RESPOND TO CHANGES IN OUR BUSINESS.

      At December 31, 2000, we had approximately $43.3 million of debt. In addition, subject to the restrictions under our various debt agreements, we may incur significant additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

      Our level of debt could have negative consequences. For example, it could:

      - require us to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

      - increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if we suffer revenue shortfalls;

      - hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade our equipment or facilities; and

      - limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes.

IF WE EXPERIENCE EXCESS CAPACITY DUE TO VARIABILITY IN CUSTOMER DEMAND, OUR GROSS MARGINS MAY FALL.

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

WE MAY EXPAND OUR BUSINESS INTO NEW PRODUCTS AND SERVICES AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES WHO HAVE BEEN IN THESE BUSINESSES LONGER THAN WE HAVE.

      In the future, we may broaden our service offering by providing new products and services. If we do this, we will likely compete with companies that have substantially greater financial and manufacturing resources than we have and who have been providing these services longer than we have. We may not be able to successfully compete on this basis with more established competitors.

IN THE PAST, WE HAVE EXPANDED OUR OPERATIONS THROUGH ACQUISITION, AND WE MAY HAVE TROUBLE INTEGRATING THIS OR ANY FUTURE ACQUISITIONS IN EXPANDING OUR BUSINESS.

      We may not be able to meet performance expectations or successfully integrate our acquired businesses on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources.

      To manage the expansion of our operations and any future growth, we will be required to:

      - improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

      -     hire, train and manage additional qualified personnel;

      -     expand our direct and indirect sales channels; and

      - effectively transition our relationships with our customers, suppliers and partners to operations under our TTM brand.

      We consummated our acquisition of Power Circuits, located in Santa Ana, California, in July 1999. We expect to implement a new financial and accounting management information system at our Santa Ana facility in 2001. We may not be able to link this management information and control system in an efficient and timely manner with the financial and accounting management information system at our two other facilities.

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

      Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

      - the potential inability to identify the company best suited to our company's business plan;

      - the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economics of scale or other expected value;

      - difficulties in managing production and coordinating operations at new sites;

      - the potential need to restructure, modify or terminate customer relationships of the acquired company; and

      -     loss of key employees of acquired operations.

      In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

IF WE WERE TO INCREASE OUR AMORTIZATION OF INTANGIBLE ASSETS AS A RESULT OF ADDITIONAL ACQUISITIONS, OUR EARNINGS WOULD DECREASE. SIMILARLY, IF WE WERE TO REVALUE OUR EXISTING INTANGIBLE ASSETS DOWNWARD, OUR OPERATING RESULTS WOULD BE HARMED.

      As of December 31, 2000, our consolidated balance sheet reflected $83.0 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist of goodwill and other identifiable intangibles relating to our acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. Amortization of these additional intangibles would, in turn, have a negative impact on earnings. In addition, we continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized. We may be required to write down intangible assets in future periods.

COMPETITION IN THE PRINTED CIRCUIT BOARD MARKET IS INTENSE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR OUR PRODUCTS MAY BE REDUCED.

      The printed circuit board industry is intensely competitive, highly fragmented and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include: DDi, Merix, Sanmina, and Tyco. In addition, new and emerging technologies may result in new competitors entering our market.

      Many of our competitors and potential competitors have a number of significant advantages over us, including:

      - greater financial and manufacturing resources that can be devoted to the development, production and sale of their products;

      -     more established and broader sales and marketing channels;

      - more manufacturing facilities worldwide, some of which are closer in proximity to original equipment manufacturers;

      - manufacturing facilities which are located in countries with lower production costs; and

      -     greater name recognition.

      In addition, these competitors may respond more quickly to new or emerging technologies, or may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers' needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. Furthermore, increased production capacity by our competitors can result in an excess supply of printed circuit boards, which could also lead to price reductions. During recessionary periods in the electronics industry, our competitive advantages in the areas of providing quick-turn services, an integrated manufacturing solution and responsive customer service may be of reduced importance to our customers who may become more price sensitive. This may force us to compete more on the basis of price and cause our margins to decline. Recently, internet-based auctions have developed as a channel for the sale of printed circuit boards; if these auctions further develop as a channel for printed circuit boards purchasing, our customers' price sensitivity could intensify.

WE COMPETE AGAINST MANUFACTURERS IN ASIA WHERE PRODUCTION COSTS ARE LOWER. THESE COMPETITORS MAY GAIN MARKET SHARE IN OUR MARKET SEGMENT FOR HIGHER TECHNOLOGY PRINTED CIRCUIT BOARDS, WHICH MAY HAVE AN ADVERSE EFFECT ON THE PRICING OF OUR PRODUCTS.

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

WE RELY ON SUPPLIERS FOR THE RAW MATERIALS USED IN MANUFACTURING OUR PRINTED CIRCUIT BOARDS, AND AN INCREASE IN INDUSTRY DEMAND FOR THESE RAW MATERIALS MAY INCREASE THE PRICE OF THESE RAW MATERIALS AND REDUCE OUR GROSS MARGINS.

      To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions that we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins decrease as we have to pay more for our raw materials.

THE INCREASING PROMINENCE OF ELECTRONIC MANUFACTURING SERVICES PROVIDERS IN THE PRINTED CIRCUIT BOARD INDUSTRY COULD REDUCE OUR POTENTIAL SALES AND CUSTOMERS.

      In 2000, approximately 31% of our net sales were to electronic manufacturing services providers. Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers, and in recent years, some electronic manufacturing services providers have acquired the ability to directly manufacture printed circuit boards. If a significant number of our electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink and our business and net sales may decline substantially. In addition, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business and results of operations may also suffer.

OUR MANUFACTURING PROCESS DEPENDS ON THE COLLECTIVE INDUSTRY EXPERIENCE OF OUR EMPLOYEES IN OUR INDUSTRY. IF THESE EMPLOYEES WERE TO LEAVE US AND TAKE THIS KNOWLEDGE WITH THEM, OUR MANUFACTURING PROCESS MAY SUFFER AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

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

WE MAY BE EXPOSED TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BY THIRD PARTIES THAT COULD BE COSTLY TO DEFEND, COULD DIVERT MANAGEMENT'S ATTENTION AND RESOURCES AND, IF SUCCESSFUL, COULD RESULT IN LIABILITY.

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

IF THE PUBLIC CONFUSES US WITH SIMILARLY NAMED COMPANIES, OUR BUSINESS COULD SUFFER.

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

OUR BUSINESS MAY SUFFER IF ANY OF OUR KEY SENIOR EXECUTIVES DISCONTINUES EMPLOYMENT WITH US OR IF WE ARE UNABLE TO RECRUIT AND RETAIN HIGHLY SKILLED ENGINEERING AND SALES STAFF.

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

PRODUCTS WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS, WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND LIABILITY CLAIMS AGAINST US.

      We manufacture products to our customers' specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Because our products are used in products that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers, which we may be legally required to compensate them for. Although our purchase orders generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

OUR FAILURE TO COMPLY WITH THE REQUIREMENTS OF ENVIRONMENTAL LAWS COULD RESULT IN FINES AND REVOCATION OF PERMITS NECESSARY TO OUR MANUFACTURING PROCESSES.

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

      Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations and we are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling or disposal might require a high level of unplanned capital investment and/or relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, financial condition and results of operations.

      In July 1998, we experienced an explosion at our wastewater-treatment facility in Redmond caused by operator error. No injuries resulted and the treatment system was completely repaired within 45 days. Our management estimates the impact of lost revenues as a result of the incident was $1.8 million. The treatment system is currently fully operational and with all necessary permits. We have taken precautions at this facility to prevent such an incident from occurring again, such as increasing ventilation as well as upgrading process plumbing and chemical delivery systems. Our Burlington and Santa Ana facilities have already taken such preventive measures. Accordingly, we do not believe there is a risk of a similar incident occurring at these facilities.

OUR MAJOR STOCKHOLDER HAS SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND COULD DELAY, DETER OR PREVENT A CHANGE OF CONTROL OR OTHER BUSINESS COMBINATION.

      As of December 31, 2000, Circuit Holdings holds approximately 50.9% of our outstanding stock. Thayer Capital Partners controls three entities that together own approximately 60.0% of Circuit Holdings and beneficially own 59.3% of our shares. Two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital Partners does not own any interests in our competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other stockholders, particularly if Thayer Capital Partners decided to sell its controlling interest in us. By virtue of its stock ownership and board representation, Thayer Capital Partners has a significant influence over all matters submitted to our board and our stockholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its concentration of voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public stockholders.

      In addition, Thayer Capital Partners has historically worked closely with Brockway Moran & Partners, Inc. in managing our company and in structuring our leveraged recapitalization and acquisition of Power Circuits. Brockway Moran & Partners Fund, L.P. owns the remaining approximately 40.0% of Circuit Holdings. In addition, two of our directors are representatives of Brockway Moran & Partners. Although there is no legal agreement requiring Thayer Capital Partners and Brockway Moran & Partners to vote their shares together or for their representatives on our board to vote together, given their relationship in the past these two entities may continue to work together, in which case they would control our board and exercise voting control over approximately 65.0% of our shares.

OUR STOCK PRICE MAY BE VOLATILE AND OUR STOCK MAY BE THINLY TRADED, WHICH COULD CAUSE INVESTORS TO LOSE ALL OR PART OF THEIR INVESTMENTS IN OUR STOCK.

      The stock market has recently experienced volatility that has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline regardless of our actual operating performance and investors could lose a substantial part of their investments. In addition, prior to our initial public offering in September 2000, our stock could not be bought or sold on a public market. If an active public market for our stock does not develop, or if such a market is not sustained in the future, it may be difficult to resell our stock. The market price of our common stock will likely fluctuate in response to a number of factors including the following:

      - our failure to meet the performance estimates of securities analysts;

      - changes in financial estimates of our revenues and operating results by securities analysts;

      - the timing of announcements by us or our competitors of significant contracts or acquisitions; and

      -     general stock market conditions.

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

SUBSTANTIALLY ALL OF OUR SHARES ARE ELIGIBLE FOR SALE IN THE PUBLIC MARKET, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

      Substantially all of our shares are eligible for resale in the public market, subject to Rule 144 volume limitations applicable to our principal shareholder and other affiliates. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

      In addition, we filed a registration statement under Form S-8 under the Securities Act, shortly after the effective date of our initial public offering, to register an aggregate of 6,000,000 shares of common stock issued or reserved for issuance under our stock plans.

ITEM 2. PROPERTIES

      As of December 31, 2000, our principal manufacturing facilities were as follows:


LOCATION                SQUARE FEET    PRIMARY USE         SECONDARY USE
--------                -----------    -----------         -------------
Santa Ana, CA.....        60,000       Prototype           Ramp-to-volume
Redmond, WA.......        56,000       Ramp-to-volume      Volume and prototype
Burlington, WA....        76,000       Volume              Ramp-to-volume

      We own all of our facilities. While we own our facility in Burlington, we operate it under a land lease that expires in July 2025.

      We believe our facilities and state-of-the-art technology are currently adequate for our operating needs. We are qualified under various standards, including UL (Underwriters Laboratories) approval for electronics. In addition, all of our facilities are ISO 9002 certified. These certifications require that we meet standards related to management, production and quality control, among others.

      Our facilities are subject to mortgages under our senior credit facility. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and our consolidated financial statements contained elsewhere in this report.

ITEM 3. LEGAL PROCEEDINGS

      There are no legal proceedings to which we are a party or to which any of our properties are subject, other than routine litigation incident to our business that is covered by insurance or an indemnity or that we do not expect to have a material adverse effect on our company. It is possible, however, that we could incur claims for which we are not insured or that exceed the amount of our insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has been listed on the Nasdaq National Market under the symbol "TTMI" since September 21, 2000. The following table sets forth the quarterly high and low closing prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

                                                         High       Low
                                                         ----       ---
2000:
  Third Quarter (since September 21, 2000)..........    $23.50     $20.94
  Fourth Quarter....................................    $23.88     $ 9.63

      As of March 28, 2001, there were approximately 670 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq National Market on March 28, 2001 was $6.00 per share.

      We did not declare or pay any dividends for the year ended December 31, 1999 or December 31, 2000, and we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our senior credit facility prohibits the payment of dividends. We presently intend to retain any future earnings to finance future operations and expansion of our business, and to reduce indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

      The selected historical financial data presented below are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report. All share amounts and per share data have been adjusted to reflect the 380-for-one split of our common stock effected in September 2000.


                                                                                YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                          2000            1999           1998           1997           1996
                                                       ---------       ---------       --------       --------       --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales .......................................      $ 203,729       $ 106,447       $ 78,526       $ 76,921       $ 56,663
Cost of goods sold ..............................        127,137          82,200         65,332         62,091         46,027
                                                       ---------       ---------       --------       --------       --------
Gross profit ....................................         76,592          24,247         13,194         14,830         10,636
                                                       ---------       ---------       --------       --------       --------
Operating expenses:
 Sales and marketing ............................         10,156           3,920          2,434          2,533          2,217
 General and administrative .....................          8,305           2,584          2,188          2,235          1,795
 Amortization of intangibles ....................          4,810           2,230             --             --             --
 Amortization of deferred retention bonus .......          5,470           1,849             77             --             --
 Management fees ................................          2,150             439             13             --             --
                                                       ---------       ---------       --------       --------       --------
      Total operating expenses ..................         30,891          11,022          4,712          4,768          4,012
                                                       ---------       ---------       --------       --------       --------
Operating income ................................         45,701          13,225          8,482         10,062          6,624
Interest expense ................................        (12,176)        (10,432)          (848)          (578)          (392)
Amortization of debt issuance costs .............           (742)           (755)          (134)           (28)           (18)
Interest and other income, net ..................            181              54            927            557            317
                                                       ---------       ---------       --------       --------       --------
Income before income taxes and extraordinary item         32,964           2,092          8,427         10,013          6,531
Income tax (provision) benefit ..................          1,900            (836)            --             --             --
                                                       ---------       ---------       --------       --------       --------
Income before extraordinary item ................         34,864           1,256          8,427         10,013          6,531
Extraordinary item net of taxes .................         (6,792)         (1,483)            --             --             --
                                                       ---------       ---------       --------       --------       --------
Net income (loss) ...............................      $  28,072       $    (227)      $  8,427       $ 10,013       $  6,531
                                                       =========       =========       ========       ========       ========
Earnings (loss) per common share:
   Basic ........................................      $    0.88       $   (0.01)      $   0.54       $   0.64       $   0.42
                                                       =========       =========       ========       ========       ========
   Diluted ......................................      $    0.82       $   (0.01)      $   0.54       $   0.64       $   0.42
                                                       =========       =========       ========       ========       ========
Weighted average number of common shares:
   Basic ........................................         31,919          22,312         15,675         15,675         15,675
                                                       =========       =========       ========       ========       ========
   Diluted ......................................         34,166          22,669         15,675         15,675         15,675
                                                       =========       =========       ========       ========       ========

                                                                                   AS OF DECEMBER 31,
                                                           ---------------------------------------------------------------
                                                             2000          1999          1998          1997         1996
                                                           --------      --------      --------       -------      -------
                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Working capital .....................................      $ 22,186      $ 13,995      $  8,071       $18,517      $11,815
Total assets ........................................       202,133       168,327        56,453        43,845       35,498
Long-term obligations, including current maturities .        43,312       140,164        72,772        10,889       10,701
Stockholders' equity (deficit) ......................       137,742        16,537       (22,755)       27,041       20,654


                                                                 YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                            2000            1999           1998           1997          1996
                                          --------       ---------       --------       --------       -------
                                                                     (IN THOUSANDS)
SUPPLEMENTAL DATA:
EBITDA(1) ..........................      $ 61,662       $  20,993       $ 12,500       $ 13,503       $ 9,002
Cash flows from operating activities        43,692          (2,227)         7,517         11,460         4,115
Cash flows from investing activities       (24,079)        (99,907)         5,656         (9,134)       (9,377)
Cash flows from financing activities       (11,635)        103,253        (16,693)        (3,434)        4,830

-----------------------

(1) EBITDA means earnings before interest expense (including amortization of debt issuance costs), income taxes, depreciation and amortization. EBITDA is presented because we believe it is an indicator of our ability to incur and service debt and is used by our lenders in determining compliance with financial covenants. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. Our definition of EBITDA may differ from definitions used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1, "Business - Factors That May Affect Future Results" and elsewhere in this report.

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

      We support a strong and expanding customer base, and we continued to reduce customer concentration through 2000. We added approximately 165 new customers in 2000. Sales to our top 10 customers decreased from 62.3% of our pro forma net sales (assumes we had acquired Power Circuits on January 1, 1999) in 1999 to 50.8% of our net sales in 2000.

      Our products are manufactured to our customers' design specifications and are priced to reflect both the complexity of the printed circuit boards and the time and volume requirements for the order. Generally, we quote prices after we receive the design specifications and time and volume requirements from our customers. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

      We completed an initial public offering in September 2000, and sold a total of 6,468,750 shares of common stock at a public offering price of $16.00 per share. We received net proceeds of approximately $91.7 million, after underwriting discounts and commissions and other IPO related expenses.

      We recognize revenues upon shipment to the customer. We record net sales as our gross sales less an allowance for returns. We provide our customers a limited right of return for defective printed circuit boards. We record an allowance for estimated sales returns at the time of sale based on our historical results. Our provision for sales returns as a percentage of gross sales was less than 2% in 2000.

      Cost of goods sold consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of our products. Many factors affect our gross margin, including capacity utilization, product mix, production volume and yield. We do not participate in any long-term supply contracts, and we believe there are a sufficient number of potential suppliers for the raw materials we use. We believe that our cost of goods sold will increase in absolute dollars in future periods but will continue to fluctuate as a percentage of net sales.

      Our operating expenses are classified into five general categories: sales and marketing, general and administrative, amortization of intangibles, amortization of deferred retention bonus and management fees.

      Sales and marketing expenses consist primarily of salaries and commissions paid to our internal sales force and commissions paid to independent sales representatives, as well as costs associated with marketing materials and trade shows. As quick-turn sales become a higher percentage of total sales, our average commission rate is expected to increase. We believe there are significant opportunities for us to increase our penetration throughout the United States through enhanced sales and marketing efforts. Accordingly, we expect our sales and marketing expenses to increase in absolute dollars but continue to fluctuate as a percentage of net sales.

      General and administrative costs primarily include the salaries for executive, finance, accounting, facilities and human resources personnel, as well as insurance expenses, expenses for accounting and legal assistance, and other expenses associated with being a public company.

      Amortization of intangibles consists of the amortization of goodwill and other intangible assets that we recorded as a result of the Power Circuits acquisition in July 1999.

      Amortization of the deferred retention bonus relates to a retention bonus plan we implemented as part of our leveraged recapitalization in December 1998. In 2000, we paid out $10.8 million to participants in order to eliminate our obligations under this plan.

      We paid management fees for advisory services to three firms, T.C. Management, T.C. Management IV and Brockway Moran & Partners Management, in 2000. These firms indirectly control our principal stockholder, Circuit Holdings. In consideration for advisory and management services rendered to TTM, we paid these firms an aggregate fee of $2.0 million upon consummation of our initial public offering, which was accounted for as an offering cost. In addition, we used approximately $1.5 million of the net proceeds we received from our initial public offering to amend and consolidate these management agreements. Under the amended agreement, we no longer pay monthly management fees, however, we will pay financial advisory fees of 1.5% of the first $50 million of proceeds or value of any transaction on which these entities rendered services and 1% of any amount of proceeds or value in excess of $50 million.

      Our interest expense relates to our senior credit facility and our other long-term obligations. As a result of our repayment of indebtedness with the proceeds from our initial public offering, we expect lower interest expense in 2001.

      Amortization of debt issuance costs consists of the amortization of loan origination fees and related expenses. As a result of our repayment of indebtedness and the refinancing of our senior credit facility (more fully described in "Liquidity and Capital Resources" below) in September 2000, we wrote off a significant portion of our debt issuance costs as an extraordinary item, and we expect lower future amortization.

      Interest income and other, net consists of interest received on investments as well as lease revenue received for subleasing some of our space in Santa Ana, California, to an outside tenant. Prior to 1999, we received significant interest income due to a large cash position invested in U.S. Treasury securities.

      Prior to our leveraged recapitalization in December 1998, we were taxed for federal tax purposes as an S corporation. Accordingly, we had no income tax expense prior to December 14, 1998. At the time of our recapitalization, we became a C corporation and the tax effect of all differences between the tax reporting and financial reporting bases of our net assets was recorded as a net deferred tax asset. The most significant basis difference resulted from an Internal Revenue Code Section 338(h)(10) tax election we made at the time of recapitalization. This election had the effect of characterizing the recapitalization and stock purchase as an asset purchase for income tax purposes. Therefore, the consideration paid to our former owners, either by us or by Circuit Holdings, in excess of the tax basis of our net assets was recorded as tax-deductible goodwill of $77.5 million, even though no goodwill was recorded for financial reporting purposes. To the extent that we have future taxable income, we will realize the benefit of this tax goodwill over 15 years. This results in an annual deduction of $5.2 million which, assuming an effective income tax rate of 36.0%, could reduce our cash taxes payable each year by $1.9 million.

      From time to time we estimate whether we will be able to earn enough taxable income over the life of the deferred tax asset to fully realize the benefit of the asset. At the time of our recapitalization, we concluded that we were unlikely to fully realize its benefit and, accordingly, we recorded a valuation allowance against the asset. At December 31, 1999, we reassessed the realizability of our deferred tax assets and concluded, based upon our tax net operating loss of $4.9 million, among other factors, that the valuation allowance was still necessary. At December 31, 1999, we had gross deferred tax assets of approximately $28.3 million and a valuation allowance of $14.8 million.

      Upon the completion of our initial public offering, we reevaluated the realizability of our deferred tax asset. We eliminated the $14.8 million valuation allowance and recorded this as an income tax benefit. At December 31, 2000, we had deferred tax assets of $21.8 million. Our decision was based upon the anticipated significant reduction in interest expense and increases in operating income for the quarters after our initial public offering. Should our expectations of taxable income change in future years, it may become necessary to record a valuation allowance which would adversely effect our results of operations.

RESULTS OF OPERATIONS

      The following table sets forth income statement data expressed as a percentage of historical net sales for the periods indicated:

                                                                   YEAR ENDED
                                                                   DECEMBER 31,
                                                       ----------------------------------
                                                        2000          1999          1998
                                                       ------        ------        ------
Net sales .......................................       100.0%        100.0%        100.0%
Cost of goods sold ..............................        62.4          77.2          83.2
                                                       ------        ------        ------
Gross profit ....................................        37.6          22.8          16.8
                                                       ------        ------        ------
Operating expenses:
   Sales and marketing ..........................         5.0           3.7           3.1
   General and administration ...................         4.1           2.4           2.8
   Amortization of intangibles ..................         2.4           2.1            --
   Amortization of deferred retention bonus .....         2.7           1.8           0.1
   Management fees ..............................         1.0           0.4            --
                                                       ------        ------        ------
     Total operating expenses ...................        15.2          10.4           6.0
                                                       ------        ------        ------
Operating income ................................        22.4          12.4          10.8
Interest expense ................................        (6.0)         (9.8)         (1.1)
Amortization of debt issuance costs .............        (0.3)         (0.7)         (0.2)
Interest income and other, net ..................         0.1           0.1           1.2
                                                       ------        ------        ------
Income before income taxes and extraordinary item        16.2           2.0          10.7
Income tax (provision) benefit ..................         0.9          (0.8)           --
                                                       ------        ------        ------
Income before extraordinary item ................        17.1           1.2          10.7
Extraordinary items, net of taxes ...............        (3.3)         (1.4)           --
                                                       ------        ------        ------
Net income (loss) ...............................        13.8%         (0.2)%        10.7%
                                                       ======        ======        ======


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net Sales.

      Net sales increased $97.3 million, or 91.4%, from $106.4 million in 1999 to $203.7 million in 2000. Of this increase, approximately $31.0 million resulted from our acquisition of Power Circuits, as a full year of net sales were included in 2000. Approximately $66.3 million of the net sales increase resulted from internal sales growth. Internal sales growth increased primarily due to higher levels of units shipped and higher price levels in response to increasing demand from new and existing customers. In addition, a favorable sales mix, including a higher proportion of quick-turn and advanced technology printed circuit boards, which have higher average selling prices, contributed to higher net sales in 2000. Sales in our networking and high-end computing end markets increased in 2000 compared with 1999 as a result of strong demand in those segments.

Cost of Goods Sold.

      Costs of goods sold increased $44.9 million, or 54.6%, from $82.2 million in 1999 to $127.1 million in 2000. Higher costs of goods sold resulted from our acquisition of Power Circuits, which contributed $16.0 million to the increase. The remaining $28.9 million increase in costs was due to our increase in net sales as well as higher per unit costs associated with producing quick-turn products and higher layer-count printed circuit boards.

Gross Profit.

      Gross profit increased $52.4 million, or 216.5%, from $24.2 million in 1999 to $76.6 million in 2000. Of this increase, $14.9 million resulted from the acquisition of Power Circuits. The remaining increase of $37.5 million resulted from an improved mix of higher margin quick-turn and advanced technology printed circuit boards, higher capacity utilization and generally higher unit volumes and pricing levels for all of our products. Gross margin increased from 22.8% in 1999 to 37.6% in 2000 primarily due to an improved mix of higher margin products. We expect that our gross margin will continue to fluctuate from quarter to quarter depending on our product mix.

Operating Expenses.

      Sales and marketing expenses increased $6.3 million, or 161.5%, from $3.9 million in 1999 to $10.2 million in 2000. Of this increase, $2.3 million resulted from the acquisition of Power Circuits. The remaining increase of $4.0 million resulted from an increase in commissions related to higher sales volume. Sales and marketing expenses increased as a percentage of net sales from 3.7% in 1999 to 5.0% in 2000 primarily due to quick-turn sales, for which we pay a higher commission rate.

      General and administrative expenses increased $5.7 million, or 219.2%, from $2.6 million in 1999 to $8.3 million in 2000. Of this increase, $1.6 million resulted from the acquisition of Power Circuits. The remaining increase of $4.1 million resulted from an increase in bad debt and incentive bonus expenses, the hiring of additional financial management and back-office staff to support our growth, and increased costs associated with being a public company.

      Amortization of intangibles increased $2.6 million, or 118.2%, from $2.2 million in 1999 to $4.8 million in 2000, due to the acquisition of Power Circuits in July 1999. We recorded a full year of amortization of intangibles in 2000 versus approximately 5 1/2 months in 1999.

      Amortization of deferred retention bonus increased $3.7 million from $1.8 million in 1999 to $5.5 million in 2000, due to the vesting and buy-out of our deferred retention bonus plan. There will be no amortization of deferred retention bonus in 2001.

      Management fees and related expenses increased $1.8 million from $439,000 in 1999 to $2.2 million in 2000. Of this increase, $1.5 million resulted from a one-time payment to amend and consolidate our management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. The remaining increase resulted from additional management fees related to greater scope and services in 2000 due to the acquisition of Power Circuits as well as reimbursable expenses under the agreements. As a result of amending these management agreements, we do not expect to pay management fees in 2001 unless we consummate a significant transaction.

Interest Expense.

      Interest expense increased $1.8 million, or 17.3%, from $10.4 million in 1999 to $12.2 million in 2000. This increase resulted from a higher level of indebtedness and higher interest rates through the first three quarters of 2000 associated with the acquisition of Power Circuits. Interest expense decreased significantly in the last quarter of 2000 due to lower interest rates and reduced debt levels resulting from the pay down of debt with the proceeds of our initial public offering. Accordingly, we anticipate that our interest expense will be significantly lower in 2001.

Amortization of Debt Issuance Costs.

      Amortization of debt issuance costs decreased $13,000, or 1.7%, from $755,000 in 1999 to $742,000 in 2000. Amortization of debt issuance costs increased through the first three quarters of 2000 as a result of higher levels of indebtedness associated with the acquisition of Power Circuits. These costs decreased in the fourth quarter of 2000 due to the restructuring of our credit facilities after our initial public offering. As a result of our repayment of indebtedness and the refinancing of our senior credit facility (more fully described in "Liquidity and Capital Resources" below) in September 2000, we wrote off a significant portion of our debt issuance costs as an extraordinary item, and we expect lower future amortization.

Interest Income and Other, Net.

      Interest income and other, net, increased $127,000, or 235.2%, from $54,000 in 1999 to $181,000 in 2000, due to interest earned on our cash balances as well as additional income from a sublease that we obtained as a result of the acquisition of Power Circuits. We terminated a portion of the sublease in the second quarter of 2000 to accommodate our planned Santa Ana facility expansion.

Income Taxes.

      Our provision for income taxes decreased from an expense of $836,000 in 1999 to a benefit of $1.9 million in 2000. This decrease resulted primarily from a $14.8 million benefit recorded in 2000 from eliminating our deferred tax asset valuation allowance, which was only partially offset by higher taxes associated with increased pretax net income levels.

Extraordinary Items.

      We recorded extraordinary items in both 1999 and 2000. Both extraordinary items were for losses on early extinguishment of debts, net of the tax benefit. In 2000, we recorded a loss of $6.8 million, net of a tax benefit of $3.1 million, to extinguish subordinated debt obligations and eliminate our retention bonus obligation, both of which were carried at a discount, and to write off debt issuance costs related to repayments and refinancing of our senior credit facility. In 1999, we recorded a loss of $1.5 million, net of a tax benefit of $834,000, to write off debt issuance costs as a result of new financing obtained in connection with the acquisition of Power Circuits.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Net Sales.

      Net sales increased $27.9 million, or 35.6%, from $78.5 million in 1998 to $106.4 million in 1999. This increase resulted from both internal sales growth and the strategic acquisition of Power Circuits. More specifically, $19.8 million of the increase resulted from the acquisition of Power Circuits while $8.1 million resulted from internal sales growth. We achieved internal sales growth largely through increased product pricing with the remainder attributable to higher unit volumes and an expanded sales effort.

Cost of Goods Sold.

      Costs of goods sold increased $16.9 million, or 25.8%, from $65.3 million in 1998 to $82.2 million in 1999. Higher costs of goods sold resulted from our acquisition of Power Circuits which contributed approximately $11.1 million to the increase. The remaining $5.8 million rise in costs was related to increased sales volume. Direct material cost savings decreased cost of goods sold as we renegotiated prices for key materials, including laminate, copper foil and inner-layer film.

Gross Profit.

      Gross profit grew $11.0 million, or 83.8%, from $13.2 million in 1998 to $24.2 million in 1999. Of this increase, $7.7 million resulted from improved mix of quick-turn printed circuit boards, primarily related to the acquisition of Power Circuits. The remaining increase of $3.3 million resulted from internal sales growth.

Operating Expenses.

      Sales and marketing expenses increased $1.5 million, or 61.1%, from $2.4 million in 1998 to $3.9 million in 1999. The majority of this higher expense resulted from the inclusion of over $1.4 million of expenses associated with Power Circuits. The remaining increase of approximately $100,000 was due to an increase in commissions related to higher sales volume.

      General and administrative expenses grew $396,000, or 18.1%, from $2.2 million in 1998 to $2.6 million in 1999. This increase is the net result of an additional $1.0 million in costs associated with the Power Circuits acquisition partially offset by the elimination of non-recurring charges of $530,000 associated with our recapitalization.

      Amortization of intangibles was $2.2 million in 1999. There was no amortization of intangibles in 1998.

      Amortization of deferred retention bonus increased $1.7 million from $77,000 in 1998 to $1.8 million in 1999. This increase was the result of a full year of vesting of the bonus in 1999 compared to only 15 days of vesting in 1998.

      Management fee expense was $439,000 in 1999 compared with $13,000 in 1998. Management fees in 1999 covered a full-year period compared to only 15 days in 1998.

Interest Expense.

      Interest expense increased $9.6 million from $848,000 in 1998 to $10.4 million in 1999. This increase resulted from a higher level of indebtedness associated with our recapitalization in December 1998 and our subsequent acquisition of Power Circuits in July 1999.

Amortization of Debt Issuance Costs.

      Amortization of debt issuance costs increased $621,000 from $134,000 in 1998 to $755,000 in 1999. This increase resulted from a higher level of indebtedness associated with our recapitalization in December 1998 and our subsequent acquisition of Power Circuits in July 1999.

Interest Income and Other, Net.

      Interest income and other, net, which consisted primarily of interest income from short-term investments, declined $873,000 from $927,000 in 1998 to $54,000 in 1999. In connection with our leveraged recapitalization in 1998, we paid out excess cash to former stockholders in the form of dividends and as a result our income from investments declined.

Income Taxes.

      Income taxes were $836,000 in 1999. We did not pay income taxes in 1998 because we made an S corporation election for income tax purposes to include our taxable income in our stockholders' taxable income.

Extraordinary Item.

      In 1999, we recorded a loss of $1.5 million, net of a tax benefit of $834,000, for the write off of debt issuance costs as a result of new financing obtained in connection with our acquisition of Power Circuits.

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

      Net cash provided by operating activities was $43.7 million in 2000 compared to net cash used in operating activities of $2.2 million in 1999. The difference between our net income in 2000 of $28.1 million and our $43.7 million operating cash flow was primarily attributable to $20.2 million of depreciation and amortization expense, a $2.8 million increase in accrued expenses, a $3.3 million increase in income taxes payable, a $6.3 million non-cash loss on early retirement of debt, and a $3.5 million increase in accounts payable, partially offset by a $12.7 million increase in accounts receivable and $8.8 million of deferred income taxes.

      Net cash used in investing activities was $24.1 million in 2000, compared to net cash used in investing activities of $99.9 million in 1999. In 1999, we used approximately $95.5 million in cash to acquire Power Circuits. Our 2000 investing cash flows primarily reflect the acquisition of $22.9 million in property and equipment in 2000, which includes approximately $6.7 million for the buyout of various operating leases.

      Net cash used in financing activities was $11.6 million in 2000, compared to net cash provided by financing activities of $103.3 million in 1999. Our 2000 financing cash flows reflect a net reduction of our long-term debt of approximately $92.8 million and a $10.8 million payment to retire our retention bonus plan obligation, partially offset by $91.7 million of proceeds from our initial public offering.

      Effective September 29, 2000, we entered into an amended and restated agreement and refinanced all remaining amounts outstanding under our existing senior credit facility. Under the new agreement, we borrowed $45 million under a term loan. The term loan bears interest ranging from LIBOR plus 1% to 2% or the Alternate Base Rate (as defined in the agreement), plus 0% to .5% and is due in quarterly payments of various amounts through September 30, 2005. The new agreement also provides for a revolving loan commitment for up to $25 million, which bears interest at LIBOR plus 1% to 2% or the Alternate Base rate plus 0% to .5% and expires September 29, 2005. At December 31, 2000, the term loan and the revolving loan had an interest rate of 9.5%, which was reduced to 7.65% on January 3, 2001. We pay quarterly a commitment fee ranging from .30% to .45% on the unused revolving commitment amount. The new credit facility contains financial covenants customary for this type of financing, and as of December 31, 2000, we were in compliance with the covenants.

      Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet the debt service requirements, capital expenditures and working capital needs of our current operations for at least the next twelve months. We may require additional financing if we decide to consummate additional acquisitions. See Item 1, "Business - Factors That May Affect Future Results."

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

SEASONALITY

      We have historically experienced lower sales in our second and third fiscal quarters due to patterns in the capital budgeting and purchasing cycles of our customers and the end markets they serve. In particular, this effect is caused by the seasonality of our high-end computing segment. We expect to mitigate the impact of seasonality through diversification of our customer base.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement date of those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Based upon the nature of the financial instruments and our hedging activities, this pronouncement would require us to reflect the fair value of our derivative instruments (interest rate swaps) on our consolidated balance sheet. Changes in fair value of these derivatives will be reflected as a component of comprehensive income. We will adopt SFAS No. 133 effective January 1, 2001. We do not expect this pronouncement to have a material impact on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk. Our senior credit facility bears interest at floating rates. We reduce our exposure to interest rate risks through swap agreements. Under the terms of our current swap agreements, we pay maximum annual rates of interest applied to notional amounts. As of December 31, 2000, these notional amounts exceeded the principal balance outstanding under our senior credit facility by $14.5 million. Under our interest rate swap arrangements, our maximum annual rate ranges from 5.08% to 6.36%. The swap arrangements expire on August 16, 2001 and on December 31, 2001.

      The revolving loan bears interest ranging from 1.09% to 2.0% per annum plus the applicable LIBOR or from 0.0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes, and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

      The information required by this Item relating to our directors and executive officers is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.



                                     PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

      (1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this Report.

      (2)   Financial Statement Schedule:

      Schedule II Valuation and Qualifying Accounts and Reserves are set forth on page S-1 of this Report.

      Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)   REPORTS ON FORM 8-K

      Not applicable.

(c)   EXHIBITS

   EXHIBIT
   NUMBER     EXHIBITS
   ------     --------
     2.1      Form of Plan of Reorganization (1).

     2.2      Recapitalization and Stock Purchase Agreement dated as of
              December 15, 1998 by and among Circuit Holdings, LLC, the
              Registrant and Lewis O. Coley, III, the Colleen Beckdolt Trust
              No. 2 and the Ian Lewis Coley Trust No. 2. (1)

     3.1      Registrant's Amended Articles of Incorporation. (1)

     3.2      Restated Bylaws. (1)

     4.1      Form of Registrant's common stock certificate. (1)

     4.2      Rights Agreement dated as of December 15, 1998 among the
              Registrant, Lewis O. Coley, III and Circuit Holdings, LLC. (1)

     4.3      Registration Rights Agreement dated as of July 13, 1999 among the
              Registrant and certain Purchasers listed on Schedule I thereto.
              (1)

     4.4      Registration Rights Agreement dated as of July 13, 1999 among the
              Registrant and certain Purchasers of Warrants listed on Schedule
              I thereto. (1)

     4.5      Subscription Agreement dated as of July 13, 1999 among the
              Registrant and Purchasers of Company Common Stock listed on
              Schedule I thereto. (1)

    10.1      Amended and Restated Credit Agreement dated as of September 29,
              2000 among the Company, the Domestic Subsidiaries of the Company from time to time parties thereto, the Lender Parties thereto, First Union National Bank, as Administrative Agent, Fleet
              National Bank, as Syndication Agent, SunTrust Bank, as
              Documentation Agent, and First Union Capital Markets Corp., as
              Lead Arranger. (2)

    10.2 First Amendment to Amended and Restated Credit Agreement dated as of October 13, 2000 among the Company, the Domestic Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent. (2)

    10.3      Amended, Restated and Consolidated Management and Consulting
              Agreement among the Registrant, T.C. Management L.L.C., T.C.
              Management IV, L.L.C. and Brockway Moran & Partners Management,
              L.P. (1)

    10.4      Employment Agreement dated as of August 3, 2000 between the
              Registrant and Kenton K. Alder. (1)

    10.5 Offer Letter dated as of February 25, 2000 between the Registrant and Stacey M. Peterson. (1)

    10.6      Employment Agreement dated as of December 15, 1998 between the
              Registrant and Gary L. Reinhart. (1)

    10.7      Employment Agreement dated as of December 15, 1998 between the
              Registrant and Steven K. Pointer. (1)

    10.8      Employment Agreement dated as of December 15, 1998 between the
              Registrant and George M. Dalich. (1)

    10.9      Employment Agreement dated as of December 15, 1998 between the
              Registrant and Gene L. Tasche. (1)

    10.10     Amended and Restated Management Stock Option Plan. (1)

    10.11     Form of Management Stock Option Agreement. (1)

    10.12     Form of 2000 Equity Compensation Plan. (1)

    10.13 Form of Indemnification Agreement with directors, officers and key employees. (1)

    10.14     Lease Agreement dated as of July 19, 1995 between the Port of
              Skagit County and the Registrant. (1)

    10.15     Standard Industrial/Commercial Single-Tenant Lease dated as of
              March 9, 1998 between Harbor Building, LLC and Power Circuits,
              Inc. (1)

    10.16     First Amendment to Lease dated as of February 1999 by Harbor
              Building, LLC and Power Circuits, Inc. (1)

    10.17     Statutory Warranty Deeds for Redmond Facility. (1)

    21.1      Subsidiaries of the Registrant. (1)

    23.1      Consent of Arthur Andersen LLP.



(1) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the "Commission") on November 16, 2000.

                             TTM TECHNOLOGIES, INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                            PAGE
Report of Independent Public Accountants..................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999..............  F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998........................................  F-5

Consolidated Statements of Shareholders' Equity (Deficit) for
  the Years Ended December 31, 2000, 1999 and 1998........................  F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998........................................  F-7

Notes to Consolidated Financial Statements................................  F-9

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TTM Technologies, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.




/s/ Arthur Andersen LLP

Salt Lake City, Utah
February 1, 2001

TTM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999

(IN THOUSANDS)

                                                                                       2000              1999
                                                                                    ---------         ---------
ASSETS

Current assets:
   Cash and cash equivalents                                                        $   9,294         $   1,316
   Accounts receivable, net of allowances of $3,700 and $375, respectively .           33,690            21,023
   Inventories                                                                          6,893             5,992
   Income taxes receivable                                                                 --               533
   Prepaid expenses and other                                                             419               320
                                                                                    ---------         ---------
                Total current assets                                                   50,296            29,184
                                                                                    ---------         ---------
Property, plant and equipment, at cost:
   Land                                                                                 3,415             2,217
   Machinery and equipment                                                             50,192            32,451
   Buildings and improvements                                                          13,236             9,680
   Furniture and fixtures                                                                 425               368
   Automobiles                                                                            150               139
                                                                                    ---------         ---------
                                                                                       67,418            44,855
                Less accumulated depreciation                                         (22,644)          (17,308)
                                                                                    ---------         ---------
                Property, plant and equipment, net                                     44,774            27,547
                                                                                    ---------         ---------
Other assets:
   Deferred retention bonus, net of accumulated amortization of $1,926                     --             5,470
   Debt issuance costs, net of accumulated amortization of $10 and $470,
     respectively                                                                         196             4,380
   Deferred income taxes                                                               21,826            12,998
   Goodwill and other intangibles, net of accumulated amortization of $7,040
     and $2,230, respectively                                                          83,028            87,913
   Other                                                                                2,013               835
                                                                                    ---------         ---------
                Total other assets                                                    107,063           111,596
                                                                                    ---------         ---------
                                                                                    $ 202,133         $ 168,327
                                                                                    =========         =========


The accompanying notes are an integral part of these consolidated statements.

TTM TECHNOLOGIES, INC.

AS OF DECEMBER 31, 2000 AND 1999

(IN THOUSANDS)

                                                                                      2000              1999
                                                                                   ---------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $   7,031         $   3,563
   Accounts payable                                                                    9,984             6,500
   Accrued salaries, wages and benefits                                                6,243             3,663
   Income taxes payable                                                                3,256                --
   Other accrued expenses                                                              1,596             1,463
                                                                                   ---------         ---------
                Total current liabilities                                             28,110            15,189
                                                                                   ---------         ---------
Long-term liabilities:
   Long-term debt, less current maturities                                            36,281           128,917
   Deferred retention bonus payable                                                       --             7,684
                                                                                   ---------         ---------
                Total long-term liabilities                                           36,281           136,601
                                                                                   ---------         ---------

Commitments and contingencies (Notes 6 and 9)

Shareholders' equity:
   Common stock, no par value; 100,000 shares authorized, 37,349 and
     29,925 shares issued and outstanding, respectively                              132,937            37,505
   Retained earnings (deficit)                                                         5,085           (22,987)
   Deferred stock-based compensation                                                    (280)               --
   Common stock warrants                                                                  --             2,019
                                                                                   ---------         ---------
                Total shareholders' equity                                           137,742            16,537
                                                                                   ---------         ---------
                                                                                   $ 202,133         $ 168,327
                                                                                   =========         =========


The accompanying notes are an integral part of these consolidated statements.

TTM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      2000              1999             1998
                                                                   ---------         ---------         --------
Net sales                                                          $ 203,729         $ 106,447         $ 78,526
Cost of goods sold                                                   127,137            82,200           65,332
                                                                   ---------         ---------         --------
                Gross profit                                          76,592            24,247           13,194
                                                                   ---------         ---------         --------
Operating expenses:
   Selling and marketing                                              10,156             3,920            2,434
   General and administrative                                          8,305             2,584            2,188
   Amortization of intangibles                                         4,810             2,230               --
   Amortization of deferred retention bonus                            5,470             1,849               77
   Management fees                                                     2,150               439               13
                                                                   ---------         ---------         --------
                Total operating expenses                              30,891            11,022            4,712
                                                                   ---------         ---------         --------
Operating income                                                      45,701            13,225            8,482
                                                                   ---------         ---------         --------
Other income (expense):
   Interest expense                                                  (12,176)          (10,432)            (848)
   Amortization of debt issuance costs                                  (742)             (755)            (134)
   Other, net                                                            181                54              927
                                                                   ---------         ---------         --------
                Total other expense, net                             (12,737)          (11,133)             (55)
                                                                   ---------         ---------         --------
Income before income taxes and extraordinary items                    32,964             2,092            8,427
Income tax (provision) benefit                                         1,900              (836)              --
                                                                   ---------         ---------         --------
Income before extraordinary items                                     34,864             1,256            8,427
Extraordinary items, loss on early extinguishment of debts,
   net of income tax benefit of $3,138 and $834,
   respectively                                                       (6,792)           (1,483)              --
                                                                   ---------         ---------         --------
Net income (loss)                                                  $  28,072         $    (227)        $  8,427
                                                                   =========         =========         ========

Basic earnings per share:
   Income before extraordinary items                               $    1.09         $    0.06         $   0.54
   Extraordinary items                                                 (0.21)            (0.07)              --
                                                                   ---------         ---------         --------
  Net income (loss)                                                $    0.88         $   (0.01)        $   0.54
                                                                   =========         =========         ========

Diluted earnings per share:
   Income before extraordinary items                               $    1.02         $    0.06         $   0.54
   Extraordinary items                                                 (0.20)            (0.07)              --
                                                                   ---------         ---------         --------
  Net income (loss)                                                $    0.82         $   (0.01)        $   0.54
                                                                   =========         =========         ========

Unaudited pro forma information (see Note 2):
   Income before income taxes                                                                          $  8,427
   Income tax provision                                                                                  (2,865)
                                                                                                       --------
  Net income                                                                                           $  5,562
                                                                                                       ========
  Basic and diluted earnings per share                                                                 $   0.35
                                                                                                       ========


The accompanying notes are an integral part of these consolidated statements.

TTM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(IN THOUSANDS)

                                               Common Stock            Retained         Deferred       Common
                                       ---------------------------     Earnings       Stock-Based      Stock
                                           Shares         Amount       (Deficit)      Compensation    Warrants          Total
                                       ----------------------------------------------------------------------------------------
Balance, December 31, 1997                 15,675       $      5       $ 27,036        $    --        $    --        $  27,041
   Dividends to shareholders                   --             --        (70,687)            --             --          (70,687)
   Recapitalization costs                      --             --           (536)            --             --             (536)
   Deferred income taxes                       --             --         13,000             --             --           13,000
   Net income                                  --             --          8,427             --             --            8,427
                                       ----------------------------------------------------------------------------------------
Balance, December 31, 1998                 15,675              5        (22,760)            --             --          (22,755)
   Sale of common stock for cash           14,250         37,500             --             --             --           37,500
   Issuance of common stock
     warrants in connection with
     notes payable                             --             --             --             --          2,019            2,019
   Net loss                                    --             --           (227)            --             --             (227)
                                       ----------------------------------------------------------------------------------------
Balance, December 31, 1999                 29,925         37,505        (22,987)            --          2,019           16,537
   Deferred stock-based compensation           --            322             --           (322)            --               --
   Amortization of deferred
     stock-based compensation                  --             --             --             42             --               42
   Exercise of common stock options           117            308             --             --             --              308
   Shares sold in initial public
     offering, net of offering costs        6,469         91,650             --             --             --           91,650
   Shares issued to employees for
     services                                  71          1,133             --             --             --            1,133
   Exercise of common stock warrants          767          2,019             --             --         (2,019)              --
   Net income                                  --             --         28,072             --             --           28,072
                                       ----------------------------------------------------------------------------------------
Balance, December 31, 2000                 37,349       $132,937       $  5,085        $  (280)       $    --        $ 137,742
                                       =========================================================================================


The accompanying notes are an integral part of these consolidated statements.

TTM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(IN THOUSANDS)

                                                                      2000            1999           1998
                                                                    --------        --------        -------
Cash flows from operating activities:
   Net income (loss)                                                $ 28,072        $   (227)       $ 8,427
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation on property, plant and equipment                   5,500           3,635          3,014
       Net loss on sale of property, plant and equipment                 175              67             36
       Net gain on sale of short-term investments                         --              --            (10)
       Amortization of goodwill and other intangible assets            4,810           2,230             --
       Amortization of deferred stock-based compensation                  42              --             --
       Amortization and write-off of deferred retention bonus          5,470           1,849             77
       Amortization and write-off of debt issuance costs               4,396           3,073            134
       Non-cash interest imputed on long-term subordinated
         liabilities                                                     476             455             12
       Loss on early retirement of subordinated liabilities            6,266              --             --
       Non-cash compensation expense related to issuance of
         common stock to employees                                     1,133              --             --
       Deferred income taxes                                          (8,828)              2             --
       Changes in operating assets and liabilities, net of
         effect of acquisition:
         Accounts receivable, net                                    (12,667)         (2,426)        (1,805)
         Inventories                                                    (901)         (2,375)          (580)
         Income taxes receivable                                         533            (533)            --
         Prepaid expenses and other                                      (99)           (620)           419
         Debt issuance costs                                            (212)         (4,850)        (2,736)
         Accounts payable                                              3,483           1,660            661
         Income taxes payable                                          3,256              --             --
         Accrued expenses                                              2,787          (4,167)          (132)
                                                                    --------        --------        -------
                Net cash provided by (used in) operating
                  activities                                          43,692          (2,227)         7,517
                                                                    --------        --------        -------
Cash flows from investing activities:
   Acquisition of Power Circuits, Inc., net of cash acquired              --         (95,475)            --
   Purchase of property, plant and equipment                         (22,921)         (4,490)        (1,718)
   Proceeds from sale of property, plant and equipment                    20              58              7
   Proceeds from sale of short-term investments                           --              --          7,367
   Equipment and other deposits                                       (1,178)             --             --
                                                                    --------        --------        -------
                Net cash (used in) provided by investing
                  activities                                         (24,079)        (99,907)         5,656
                                                                    --------        --------        -------

The accompanying notes are an integral part of these consolidated statements.

TTM TECHNOLOGIES, INC.

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(IN THOUSANDS)

                                                                 2000             1999            1998
                                                              ---------        ---------        --------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                      59,000          133,168          62,900
   Principal payments on long-term debt                        (151,793)         (67,415)        (10,889)
   Recapitalization costs                                            --               --            (536)
   Sale of common stock for cash, net of offering costs          91,650           37,500              --
   Exercise of common stock options                                 308               --              --
   Payments on deferred retention bonus payable                 (10,800)              --              --
   Dividends paid                                                    --               --         (68,168)
                                                              ---------        ---------        --------
Net cash (used in) provided by financing activities             (11,635)         103,253         (16,693)
                                                              ---------        ---------        --------
Net increase (decrease) in cash and cash equivalents              7,978            1,119          (3,520)
Cash and cash equivalents at beginning of period                  1,316              197           3,717
                                                              ---------        ---------        --------
Cash and cash equivalents at end of period                    $   9,294        $   1,316        $    197
                                                              =========        =========        ========
Supplemental cash flow information:
   Cash paid for interest                                     $  10,905        $  10,075        $    511
   Cash paid for income taxes                                 $     525        $     450        $     --

Supplemental disclosure of noncash investing and financing activities :

   On July 14, 1999, the Company acquired the stock of Power Circuits, Inc. (see
     Note 4). The fair value of the acquired assets was $106,364, net of $2,313 of cash acquired. The Company assumed $10,889 of liabilities.

   During 1998, the Company made non-cash dividends totaling $2,519 (see Note
   10).


The accompanying notes are an integral part of these consolidated statements.

TTM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)   NATURE OF OPERATIONS

TTM Technologies, Inc., formerly Pacific Circuits, Inc., was incorporated under the laws of the State of Washington on March 20, 1978. On December 15, 1998, the shareholders of TTM Technologies, Inc. sold 90% of their common stock to Circuit Holdings, LLC which was accounted for as a recapitalization (see Note 3). Circuit Holdings, LLC is a company owned by various private equity funds and individual investors. In July 1999, Power Circuits, Inc. was acquired and became a wholly-owned subsidiary of TTM Technologies, Inc. TTM Technologies, Inc. and its wholly-owned subsidiary are collectively referred to as "the Company."

The Company is a manufacturer of complex printed circuit boards ("PCBs") used in sophisticated electronic equipment. The Company sells to a variety of customers located both within and outside of the United States.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of TTM Technologies, Inc. and its wholly owned subsidiary, Power Circuits, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company derives its revenue primarily from the sale of PCBs using customer supplied engineering and design plans and recognizes revenues when products are shipped to the customer. The Company provides its customers a limited right of return for defective PCBs. The Company accrues an estimated amount for sales returns and allowances at the time of sale based on historical information. For 2000, 1999 and 1998, the provision for sales returns was less than 2% of gross sales.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2000, there was $6,100 in short-term government backed securities. As of December 31, 1999, there were no cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories as of December 31, 2000 and 1999 consist of the following:

                                            2000         1999
                                           ------       ------
         Raw materials                     $2,746       $1,784
         Work-in-process                    4,036        3,598
         Finished goods                       111          610
                                           ------       ------
                                           $6,893       $5,992
                                           ======       ======

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. The Company uses the following estimated useful lives:

                Buildings and improvements           10-40 years
                Machinery and equipment               5-10 years
                Furniture and fixtures                 5-7 years
                Automobiles                            5 years

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of income (loss). Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are charged to expense as incurred.

OTHER ASSETS

Debt issuance costs are amortized to expense over the period of the underlying indebtedness using the effective interest rate method adjusted to give effect to any early repayments. During 2000 and 1999, the Company repaid certain indebtedness in connection with a refinancing. Accordingly, unamortized deferred debt issuance costs were written off and classified as an extraordinary item, net of the income tax benefit.

Deferred retention bonuses represented amounts owed to various key employees (see Note 5). These amounts were charged to expense over the vesting periods as set forth in the agreements. In connection with the buy-out of the deferred retention bonus obligation, all amounts became 100% vested and were expensed.

Goodwill and other intangibles resulted from the Company's acquisition of Power Circuits, Inc. Goodwill is approximately $72,100 and is being amortized using the straight-line method over 20 years. Other intangibles, consisting principally of strategic customer relationships, are approximately $18,000 and are being amortized using the straight-line method over 15 years.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicates possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, is based upon the difference between the asset's carrying value and fair value. For enterprise level goodwill and other intangibles, fair value will be determined using a market value approach if reliably determinable or alternatively a discounted cash flow approach. As of December 31, 2000 and 1999, management of the Company does not consider any of its long-lived assets to be impaired.

IMPUTED INTEREST EXPENSE

Interest is imputed on long-term debt obligations where it has been determined that the contractual interest rates are below the market rate for debt with similar risk characteristics (see Notes 5 and 6). In addition, a discount from the face amount of notes, resulting from allocating proceeds between debt and equity instruments issued, is recorded as interest expense over the term of the debt (see Note 6). For 2000, 1999 and 1998, non-cash interest expense for these obligations were as follows:

                                             2000       1999      1998
                                             ----       ----       ---
         Deferred retention bonus            $244       $279       $10
         Senior subordinated notes            150         83        --
         Subordinated notes                    82         93         2
                                             ----       ----       ---
                                             $476       $455       $12
                                             ====       ====       ===

INCOME TAXES

The Company recognizes deferred tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets or liabilities are determined based upon the difference between the financial statements and income tax basis of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.

Prior to December 15, 1998, the Company had elected, for federal income tax purposes, to include its taxable income with that of its shareholders (an S Corporation election). Accordingly, the Company had no provision for income taxes prior to December 15, 1998.

The unaudited 1998 pro forma information presents the pro forma effects on historical net income adjusted for a pro forma provision for income taxes. The pro forma provision for income taxes has been determined assuming the Company had been taxed as a C corporation for income tax purposes using an effective tax rate of 34%. Prior to its acquisition of Power Circuits, Inc., the Company was not subject to state income taxes because of its location (Washington).

EARNINGS PER SHARE

Basic earnings per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share ("Diluted EPS") reflect the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS:

                                                    2000                                       1999
                                        ----------------------------------    ------------------------------------
                                          Net
                                         Income       Shares      Per Share   Net Loss      Shares      Per Share
                                        ----------------------------------    ------------------------------------
   Basic EPS                            $28,072       31,919       $  0.88     $(227)       22,312       $ (0.01)
   Effect of options and warrants            --        2,247                      --           357
                                        -------       ------                   -----        ------
   Diluted EPS                          $28,072       34,166       $  0.82     $(227)       22,669       $ (0.01)
                                        =======       ======                   =====        ======

For the year ended December 31, 1998, the basic and diluted weighted average shares were 15,675. Stock options to purchase 2,289 shares at December 31, 1999 and 1,065 shares at December 31, 1998 were not considered for Diluted EPS because the exercise prices were equal to or greater than the average fair value during the years.

CONCENTRATION OF CREDIT RISK

In the normal course of business, the Company extends credit to its customers, which are concentrated in the computer and electronics instrumentation industries. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company regularly reviews its accounts receivable and makes provisions for potential losses.

As of December 31, 2000, one customer accounted for 16% of total accounts receivable. As of December 31, 1999, three customers in the aggregate accounted for 43% of total accounts receivable. For the year ended December 31, 2000, two customers accounted for 14% and 13% of net sales. For the year ended December 31, 1999, two customers accounted for 19% and 17% of net sales. For the year ended December 31, 1998, two customers accounted for 24% and 12% of net sales. If any one or group of these customers were lost or their receivable balances should be deemed to be uncollectable, it would have a material adverse effect on the Company's financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Based upon the nature of the financial instruments and hedging activities of the Company, this pronouncement would require the Company to reflect the fair value of its derivative instruments (interest rate swaps) in the consolidated balance sheet. Changes in fair value of these derivatives will be reflected as a component of comprehensive income. The Company will adopt SFAS No. 133 effective January 1, 2001 and believes that this pronouncement will not have a material impact on its financial condition and results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of assets and liabilities as reported on the balance sheets at December 31, 2000 and 1999, which qualify as financial instruments, approximate fair value. The fair value of interest rate swap agreements held by the Company at December 31, 2000 and 1999 which were not recorded in the accompanying consolidated financial statements was $260 and $1,040, respectively, which represents the net cash the Company would receive to settle these agreements.

(3) RECAPITALIZATION AND STOCK PURCHASE

On December 15, 1998, the Company, its existing shareholders and Circuit Holdings, LLC, entered into a recapitalization and stock purchase agreement. Under the agreement, the Company borrowed $62,500 and paid cash dividends (including the payment of excess cash as defined in the agreement) totaling $59,500 to the existing shareholders. The existing shareholders sold 90% of their outstanding shares to Circuit Holdings, LLC as described in the agreement. In addition, the Company entered into notes payable with the existing shareholders with an aggregate undiscounted principal amount of $4,000. This transaction has been accounted for as a recapitalization because the Company did not become substantially wholly-owned by the new owners. In connection with this transaction, the Company incurred transaction expenses of $536 which were recorded as a reduction to retained earnings.

As part of this agreement, the Company entered into a retention bonus plan agreement, which provided retention bonuses to certain key employees totaling $12,000 (see Note 5).

For income tax purposes, the existing shareholders and Circuit Holdings, LLC agreed to file a Section 338(h)(10) election in accordance with the Internal Revenue Service ("IRS") rules and regulations. Generally, this election has the effect of characterizing a stock purchase as an asset purchase and requires that the adjusted grossed-up basis of the Company's shares be allocated to the acquired assets. This transaction resulted in significant differences between the financial reporting basis and adjusted tax basis of assets. These differences are generally deductible for income tax purposes over future periods as outlined in the IRS rules and regulations. The tax effect of these differences, consisting principally of goodwill, has been recorded as deferred tax assets for financial reporting purposes with a corresponding increase to retained earnings (see Note 8).

(4) ACQUISITION OF POWER CIRCUITS, INC.

In July 1999, the Company acquired the stock of Power Circuits, Inc. for approximately $97,800, which included direct acquisition costs of approximately $850. The acquisition was financed from borrowings under the Company's credit facilities. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of Power Circuits, Inc. are included in the accompanying consolidated financial statements from the date of acquisition. The total goodwill and other intangibles recorded in connection with this acquisition were approximately $90,100, which are deductible for income tax purposes over future periods in accordance with IRS rules and regulations.

The unaudited pro forma information below presents the results of operations as if the Power Circuits acquisition occurred at the beginning of 1998, after giving effect to certain adjustments, including amortization of intangibles, elimination of nonrecurring bonuses, adjustments to reflect new incentive compensation and management fee arrangements, interest expense and amortization of deferred financing costs related to the acquisition debt and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1998 or of the results which may occur in the future.

                                                     1999           1998
                                                   --------       --------
        Net sales                                  $124,316       $115,248
        Income before extraordinary item                623          5,357
        Net income                                      623          5,357
        Basic and diluted earnings per share       $   0.02       $   0.18

(5) DEFERRED RETENTION BONUS

On December 15, 1998, the Company entered into a retention bonus plan agreement. Under the agreement, the Company was required to pay, subject to certain restrictions, a total of $12,000 to certain key employees no later than December 31, 2006. In the event employees were to leave the Company prior to becoming fully vested in the bonus, any unpaid amounts were payable to the selling shareholders under the stock purchase agreement as described in Note 3. Accordingly, the entire obligation was recorded as a long-term liability along with the corresponding asset. The deferred retention bonus asset was being amortized over the five-year vesting period as set forth in the agreement.

In addition, under the agreement, the Company was required to make annual payments, similar to interest, which accrued at the rate of 10% per annum on the total unpaid retention bonus. Management believed that the 10% rate was a below market rate given the related-party nature of this obligation and the rate that would be appropriate for debt with similar risk characteristics (see Note 6). Accordingly, interest was imputed at 20% resulting in an additional 10% interest on the $12,000 obligation. Accordingly, this resulted in an initial recorded present value of approximately $7,395. For the years ended December 31, 2000, 1999 and 1998, approximately $1,152, $1,480 and $62, respectively, have been recorded as interest expense in the accompanying consolidated financial statements, which includes the contractual 10% interest amount and the additional amount to impute interest at 20%.

In September 2000, the deferred retention bonus obligation was settled by paying $10,800. The difference between the carrying amount and the amount paid was recorded as an extraordinary loss on early extinguishment of debts (see Note 6).

(6) LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 2000 and 1999:


                                                                                   2000             1999
                                                                                ---------        ---------
   Term loan payable to banks with interest ranging from LIBOR plus 1% to
      2% or the Alternative Base rate plus 0% to 0.5%, due in quarterly
      payments of various amounts through September 30, 2005                    $  43,312        $      --
   Term loans payable to banks and revolving loan commitments with banks under 1999 credit facility, weighted average interest
      rate of 9.81%, paid in full September 2000                                       --          119,356
   Senior subordinated notes payable to shareholders with
      interest at 12%, (see below) paid in full September 2000                         --           10,564
   Subordinated notes payable to shareholders with interest at
      10% (interest imputed at 20%), paid in full September 2000                       --            2,560
                                                                                ---------        ---------
                   Total long-term debt                                            43,312          132,480
      Less current maturities                                                      (7,031)          (3,563)
                                                                                ---------        ---------
                   Long-term debt, less current maturities                      $  36,281        $ 128,917
                                                                                =========        =========

The aggregate amount of principal maturities of long-term debt at December 31, 2000 are as follows:

                   Year Ending December 31,
                   ------------------------
                             2001                      $   7,031
                             2002                          8,156
                             2003                          9,422
                             2004                         10,687
                             2005                          8,016
                                                       ---------
                                                       $  43,312
                                                       =========

In September 2000, the Company entered into an amended and restated agreement to refinance all remaining amounts outstanding under its 1999 credit facility. Under the amended and restated senior credit facility, the Company borrowed $45,000 under a term loan and entered into a $25,000 revolving loan commitment. The Company initially borrowed $14,000 on the revolving loan, which was repaid in full prior to year-end. The revolving loan commitment expires on September 29, 2005. Interest on the revolving loan ranges from LIBOR plus 1% to 2%, or the Alternative Base rate plus 0% to 0.5%. The amount added to the LIBOR rate or the Alternate Base rate varies depending upon the Company's leverage ratios as defined in the agreement. At December 31, 2000, the term loan and the revolving loan had an interest rate of 9.5%, which was reduced to 7.65% on January 3, 2001. The Company pays a quarterly commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. In connection with the amended and restated senior credit facility, the Company incurred debt issuance costs of approximately $206, which are capitalized and amortized to expense over the period of the underlying indebtedness. All unamortized debt issuance costs related to the 1999 credit facility were written off and classified as part of the extraordinary loss on early extinguishment of debts.

The senior credit facility contains certain financial and other covenants. These covenants include capital expenditure limits, leverage and interest coverage ratios, consolidated EBITDA and various other covenants. At December 31, 2000, the Company was in compliance with these covenants.

On July 13, 1999, the Company issued an aggregate of $12,500 in senior subordinated notes to TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P. and TCW Leveraged Income Trust II, L.P., each of which is a shareholder, with interest at 12.0%. In connection therewith, the Company issued warrants for the purchase of 767 shares of common stock at an exercise price of $0.000026 per share. The $12,500 had been allocated between the notes and the warrants based on the relative fair values at the date of issuance. This resulted in allocating $10,481 to the notes and $2,019 to the warrants. The difference between the face amount of the notes and the amount allocated to the notes was recorded as interest expense over the term of the notes. The Company redeemed all of the notes in September 2000 for $12,750. The difference between the carrying amount and the amount paid was recorded as part of the extraordinary loss on early extinguishment of debts.

For the years ended December 31, 2000 and 1999, the extraordinary loss, as a result of the extinguishment of debts before the contractual due date, related to the following items:

                                                                    2000           1999
                                                                  -------        -------
            Senior subordinated and subordinated notes            $ 3,395        $    --
            Deferred retention bonus obligation                     2,871             --
            Write off of debt issuance costs related to the
               1999 credit facility paid off in 2000                3,664             --
            Write off of debt issuance costs related to the
               1998 credit facility paid off in 1999                   --          2,317
                                                                  -------        -------
                            Total                                   9,930          2,317
            Income tax benefit                                     (3,138)          (834)
                                                                  -------        -------
                                                                  $ 6,792        $ 1,483
                                                                  =======        =======

As of December 31, 2000, the Company has interest rate swap agreements with two banks (the "counterparty") which are designated as a hedge of the Company's variable rate debt. The agreements obligate the Company to make fixed payments to the counterparty which, in turn, is obligated to make variable payments to the Company. The amount to be paid or received is measured by applying contractually agreed upon variable and fixed rates to the notional amounts of principal. The notional amounts, which decrease over the term of the agreement, are used to measure the contractual amounts to be received or paid and do not represent the amount of exposure to credit loss. The agreements terminate through December 31, 2001 and have notional amounts ranging from $22,800 to $35,000. The aggregate notional amount of the contracts at December 31, 2000 was $57,800. At December 31, 2000, the fixed rates on the contracts range from 5.08% to 6.36% and the variable rates under the contracts were 6.66%. Net amounts paid or received on these swaps are recorded as an adjustment to interest expense. At December 31, 2000, the aggregate notional amount of contracts exceeded the principal balance of the outstanding term loan debt by approximately $14,500. As a result, the Company recorded expense of $31, which represents the estimated fair value of the excess swap contract amount.

(7) COMMON STOCK TRANSACTIONS

INITIAL PUBLIC OFFERING

The Company completed its initial public offering ("IPO") in September 2000 and sold a total of 8,625 shares, including the overallotment option of 1,125 shares, of common stock (6,469 shares sold by the Company and 2,156 shares sold by the selling shareholders) at a public offering price of $16 per share. The Company received net proceeds of approximately $91,650, after the underwriting discounts and commissions of $1.12 per share and other IPO related expenses of approximately $4,600, which includes a $2,000 financial advisory fee paid to T.C. Management Partners, L.L.C. ("T.C. Management"), T.C. Management Partners IV, L.L.C. ("T.C. Management IV"), and Brockway Moran & Partners Management, L.P. ("Brockway Moran & Partners Management").

STOCK SPLIT

In connection with the IPO, the Company effected a 380 for 1 stock split and a change in the authorized common stock to 100,000 shares. This stock split has been retroactively reflected in the accompanying financial statements for all periods presented.

STOCK ISSUED FOR SERVICES

In connection with the IPO, the Company granted 71 shares of common stock to employees having an aggregate fair market value of approximately $1,133.

(8) INCOME TAXES

Effective December 15, 1998, in connection with a recapitalization, the Company's S Corporation election was terminated. The Company generated a loss for the period in 1998 after the termination of the S Corporation status.

The components of the benefit (provision) for income taxes for the years ended December 31, 2000 and 1999 are as follows (excluding the $3,138 and $834 benefit allocated to the extraordinary items, respectively):

                                                    2000         1999
                                                  --------        -----
            Current provision:
               Federal                            $ (7,675)       $  --
               State                                    (2)          --
                                                  --------        -----
                            Total current           (7,677)          --
                                                  --------        -----

            Deferred benefit (provision):
               Federal                              (4,987)        (790)
               State                                  (234)         (46)
              Change in valuation allowance         14,798           --
                                                  --------        -----
                            Total deferred           9,577         (836)
                                                  --------        -----

            Total benefit (provision)             $  1,900        $(836)
                                                  ========        =====

The following is a reconciliation between the statutory federal income tax rate and the Company's 2000 and 1999 effective income tax rates which are derived by dividing the provision for income taxes by income before income taxes and extraordinary item:

                                                                            2000           1999
                                                                           ------         ------
            Statutory federal income tax rate                                34.0%          34.0%
            State income taxes, net of federal benefit and state tax
              credits                                                         0.8            2.2
            Change in valuation allowance                                   (44.8)            --
            Other                                                             4.2            3.8
                                                                           ------         ------
            Total provision (benefit) for income taxes                       (5.8)%         40.0%
                                                                           ======         ======

The components of the net deferred tax assets at December 31, 2000 and 1999 are as follows:

                                                                                   2000            1999
                                                                                 --------        --------
            Deferred tax assets:
               Tax goodwill related to recapitalization                          $ 23,925        $ 25,786
               Operating loss carryforwards                                            --           1,759
               Deferred retention bonus                                                --             694
               Deferred compensation interest                                          --             104
               Other reserves                                                         535              --
                                                                                 --------        --------
                            Total                                                  24,460          28,343
            Valuation allowance                                                        --         (14,798)
                                                                                 --------        --------
                                                                                   24,460          13,545
            Deferred tax liabilities:
               Goodwill amortization from Power Circuits, Inc. acquisition           (710)           (279)
               Depreciation                                                        (1,924)           (268)
                                                                                 --------        --------
            Net deferred income tax assets                                       $ 21,826        $ 12,998
                                                                                 ========        ========

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. At the date of the Recapitalization, December 14, 1998, the Company determined that a valuation allowance was required based upon management's estimate of the Company's ability to generate future taxable income over a period, sufficient to realize deferred tax assets. The primary deferred tax asset, tax goodwill, is being amortized over a 15-year period. At December 31, 1999, the Company reassessed the realizability of its deferred tax assets and concluded, based upon generating a tax net operating loss of $4,900, among other factors, that the valuation allowance was still necessary.

At December 31, 1999, the Company had tax net operating loss carryforwards of approximately $4,900, which were utilized in 2000.

As a result of completing the IPO and increased profitability, the Company reevaluated the realizability of its deferred tax asset and eliminated the previously recorded valuation allowance of approximately $14,800 during the year ended December 31, 2000. This was based upon the reduction of future interest expense as a result of utilizing the proceeds from the IPO to repay debt and increases in operating income during the year as well as expectations of operating income in future years. Given these, among other factors, the Company believes that its future taxable income will be sufficient to realize the net deferred tax assets. It is possible that the Company's estimates could change in the near term and it may become necessary to record a valuation allowance in future periods, which would adversely affect the Company's results of operations.

(9) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leased facilities and manufacturing equipment under noncancellable operating leases with terms expiring through 2018. The facilities were leased from related parties. The facilities were purchased in December

2000, which canceled the lease (see Note 13). The manufacturing equipment leases were bought out in December 2000 for $3,300. The Company leases land under a noncancellable operating lease which requires monthly payments of $2 through July 2025.

Total rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,720, $1,409 and $983, respectively.

LEGAL MATTERS

The Company is subject to various legal matters, which it considers normal for its business activities. Management believes, after consultation with legal counsel, that these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

ENVIRONMENTAL MATTERS

The process to manufacture printed circuit boards requires adherence to city, county, state and federal environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards. Management believes that its facilities comply in all material respects with environmental laws and regulations. The Company has in the past received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

CASH INCENTIVE COMPENSATION PLAN

The Company has a cash incentive compensation plan in place to provide a means of retaining and attracting capable employees and increasing the incentive of key employees. Eligible employees receive a bonus equal to a percentage of earnings before interest, taxes and amortization ("EBITA"), as defined in the agreement. The bonus percentage, which ranges from 1.0% to 5.0%, is based upon achieving certain target levels of EBITA. The term of the agreement is for five successive one-year periods. For the years ended December 31, 2000 and 1999, $2,900 and $0, respectively, were earned under this plan.

(10) DIVIDENDS TO SHAREHOLDERS

During 1998, the Company made dividends to shareholders totaling $70,687. The 1998 dividends include the amounts made in connection with the recapitalization and stock repurchase agreement (see Note 3). Of the total $70,687 of dividends in 1998, non-cash dividends totaled $2,519 of which $2,465 related to the Company's notes payable to shareholders (see Note 6) and the remaining $54 related to the value of vehicles which were distributed to the shareholders.

(11) STOCK OPTION PLAN

On December 15, 1998, the Company adopted the Management Stock Option Plan (the "Plan"). The Plan as amended in 1999, provides for issuance of a maximum of 2,779 shares of the Company's common stock. The Plan as amended in June 2000 increased the maximum to 5,600 shares of common stock. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code and awards) or nonqualified options. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than the fair market value at the date of the grant. Each option and award shall vest and expire as determined by the Compensation Committee. Options expire no later than 10 years from the grant date. The Plan expires on December 1, 2008. A summary of stock option activity is as follows:

                                                                                       Weighted Average
                                                                                       Exercise Price per
                                                                          Shares             share
                                                                          ------             -----
      Granted during 1998 and outstanding at December 31, 1998             1,066             $2.63
         Granted                                                           1,330             $2.63
         Forfeited                                                          (107)            $2.63
                                                                           -----             -----
      Outstanding at December 31, 1999                                     2,289             $2.63
         Granted                                                             851             $9.49
         Exercised                                                          (117)            $2.63
         Forfeited                                                           (99)            $2.63
                                                                           -----             -----
      Outstanding at December 31, 2000                                     2,924             $4.63
                                                                           =====             =====
      Exercisable at December 31, 2000                                       611             $2.67
                                                                           =====             =====

As of December 31, 2000, of the 2,924 options outstanding, 1,682 options vest equally over 5 years from the grant date. Options to purchase 1,242 shares vest on the eighth anniversary of the date of grant, however upon the occurrence of certain events including a sale of shares by the majority shareholder or a merger, a portion of these options will vest earlier based upon the annual rate of return of the common stock, as defined in the agreement. As of December 31, 2000, options to purchase 2,455 shares had an exercise price of $2.63 per share with a weighted average remaining contractual life of 8.4 years and options to purchase 469 shares had exercise prices ranging from $7.04 to $16.00 per share with a weighted average remaining contractual life of 9.7 years.

During 1999, the Company modified the vesting for options to purchase 426 shares. The options previously vested over 5 years subject to the Company meeting specific EBITDA targets each year and were modified to vest on the eighth anniversary of the grant date, or accelerate based upon the occurrence of certain liquidity events as described above.

The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"). Had compensation cost been determined in accordance with SFAS No. 123, the Company's net income (loss) would have been changed to the following pro forma amounts:

                                                  2000             1999            1998
                                                  ----             ----            ----
            Net income (loss):
               As reported                    $   28,072       $     (227)     $    8,427
               Pro forma                          27,893             (458)          8,420
            Basic earnings per share:
              As reported                           0.88            (0.01)           0.54
              Pro forma                             0.87            (0.02)           0.54
            Diluted earnings per share:
              As reported                           0.82            (0.01)           0.54
              Pro forma                             0.82            (0.02)           0.54

For pro forma disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in 2000, 1999 and 1998: zero dividend yield; 163% expected volatility for 2000, zero expected volatility for 1999 and 1998; risk-free interest rate of 5.4% for 2000, 6.5% for 1999 and 5.2% for 1998; and expected life of 6.3 years for 2000, 8 years for 1999 and 7 years for 1998. For purposes of the pro forma disclosure, the estimated fair value of the stock options is amortized over the estimated life of the respective stock options.

(12) EMPLOYEE BENEFIT PLAN

During the years ended December 31, 1999 and 1998, the Company maintained a profit sharing plan covering substantially all of its full-time employees, except participants in the cash incentive plan. At the direction of the Board of Directors, the Company may contribute up to 15% of an eligible employee's salary to the plan. For the years ended

December 31, 1999 and 1998, contributions accrued to the plan were approximately $1,100 and $1,200, respectively. These amounts were paid to the plan subsequent to each year-end.

On May 1, 2000 this plan was amended and restated as a 401(k) savings plan under which all eligible full-time employees may participate. In addition, the Company's subsidiary maintains a 401(k) savings plan. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. The Company's contributions of $142 were made during the year ended December 31, 2000.

In addition to the above plans, during the year ended December 31, 2000, the Company had discretionary bonuses to various employees totaling approximately $1,400.

(13) RELATED-PARTY TRANSACTIONS

In connection with the recapitalization transaction (see Note 3), T.C. Management and Brockway Moran & Partners Management, affiliates of certain principal shareholders of the Company, were paid transaction fees and expenses totaling $1,200 in 1998 of which $840 was capitalized as debt issuance costs and $360 was charged against retained earnings as a cost of the recapitalization.

In connection with the purchase of Power Circuits, Inc. (see Note 4), T.C. Management IV and Brockway Moran & Partners Management, affiliates of certain principal shareholders of the Company, were paid transaction fees and expenses totaling $1,600 in 1999 of which $986 was capitalized as debt issuance costs and $569 was recorded as acquisition costs.

The Company had management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management, which required management fees totaling $600,000 per year, plus certain expenses and other fees. Under the agreement, T.C. Management IV and Brockway Moran & Partners Management would provide corporate finance, strategic and capital planning and other advisory services. In connection with the IPO, these agreements were cancelled and the Company paid a one-time fee of $1,500. For the years ended December 31, 2000, 1999 and 1998, expense under the agreements were $2,150, $439 and $13, respectively.

In connection with the IPO, the Company paid T.C. Management, T.C. Management IV and Brockway Moran & Partners Management a $2,000 financial advisory fee which was accounted for as an offering cost and reflected as a reduction of the IPO proceeds (see Note 7).

The Company had issued subordinated notes payable to shareholders which were paid off with proceeds from the IPO (see Note 6).

The Company leased facilities from Harbor Building, LLC, a business owned by the former owners of Power Circuits, Inc. and existing shareholders and employees of the Company. Total rent expense for the year ended December 31, 2000 was $329. Total rent expense for the period from July 15, 1999 to December 31, 1999 was approximately $115. In December 2000, the Company exercised an option to purchase the facilities for approximately $3,413.

(14) FOREIGN SALES

Sales representing more than 1% of the Company's net sales by country are as follows:

                                          2000           1999          1998
                                        --------       --------       -------
            United States               $191,685       $ 89,619       $67,161
            Canada                         1,079          1,039         1,056
            England                        2,846          4,387         6,759
            Singapore                      3,996         10,546           585
            China                          2,711             --            --
            Other                          1,412            856         2,965
                                        --------       --------       -------
                            Total       $203,729       $106,447       $78,526
                                        ========       ========       =======

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              First           Second               Third            Fourth
                                                             Quarter          Quarter             Quarter           Quarter
                                                             -------          -------             -------           -------
YEAR ENDED DECEMBER 31, 2000:
Net sales                                                  $   42,080        $   46,080         $   55,060         $60,509
Gross profit                                                   12,278            15,052             21,472          27,790
Income before extraordinary items                               2,123             3,015             16,995          12,731
Net income                                                      2,123             3,015             10,203          12,731
Income per share before extraordinary items:
   Basic                                                         0.07              0.10               0.55            0.34
   Diluted                                                       0.07              0.09               0.50            0.33
Net income per share:
   Basic                                                         0.07              0.10               0.33            0.34
   Diluted                                                       0.07              0.09               0.30            0.33

YEAR ENDED DECEMBER 31, 1999:
Net sales                                                  $   24,788        $   18,986         $   29,595         $33,078
Gross profit                                                    5,708             2,582              7,712           8,245
Income (loss) before extraordinary items:                       1,286              (377)               225             122
Net income (loss)                                               1,286              (377)            (1,258)            122
Income (loss) per share before extraordinary items:
   Basic                                                         0.08             (0.02)              0.01              --
   Diluted                                                       0.08             (0.02)             (0.04)             --
Net income (loss) per share:
   Basic                                                         0.08             (0.02)              0.01              --
   Diluted                                                       0.08             (0.02)             (0.04)             --

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TTM Technologies, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in TTM Technologies, Inc.'s Form 10-K, and have issued our report thereon dated February 1, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14
(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Arthur Andersen LLP

Salt Lake City, Utah
February 1, 2001

TTM TECHNOLOGIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                          Balance at                                                     Balance at
            Description                Beginning of Year     Additions (a)        Deductions (b)        End of Year
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Allowance for doubtful accounts          $   120,000         $ 2,106,982           $   200,360          $ 2,026,622
Allowance for sales credits                  254,800           2,476,442             1,057,242            1,674,000
                                    -----------------------------------------------------------------------------------
                                         $   374,800         $ 4,583,424           $ 1,257,602          $ 3,700,622
                                    ===================================================================================
Year ended December 31, 1999
Allowance for doubtful accounts          $   150,000         $    57,557           $    87,557          $   120,000
Allowance for sales credits                  250,000             765,083               760,283              254,800
                                    -----------------------------------------------------------------------------------
                                         $   400,000         $   822,640           $   847,840          $   374,800
                                    ===================================================================================
Year ended December 31, 1998
Allowance for doubtful accounts          $   100,000         $    50,000           $       -            $   150,000
Allowance for sales credits                  150,000             649,681               549,681              250,000
                                    -----------------------------------------------------------------------------------
                                         $   250,000         $   699,681           $   549,681          $   400,000
                                    ===================================================================================

(a) Additions to the allowance for doubtful accounts were charged to expense. Additions to the allowance for sales credits are charged as a reduction of net sales.

(b) Deductions to the accounts are for the purposes for which the reserves were created.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TTM TECHNOLOGIES, INC.



Date:  March 30, 2001                 By:  /s/ Kenton K. Alder
                                          -------------------------------------
                                          Kenton K. Alder
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                     TITLE                                                 DATE
----                                     -----                                                 ----
 /s/ Kenton K. Alder                     President, Chief Executive Officer                    March 30, 2001
-----------------------------------      (Principal Executive Officer), and Director
 Kenton K. Alder

 /s/ Stacey M. Peterson                  Chief Financial Officer, Secretary,                   March 30, 2001
-----------------------------------      (Principal Financial and Accounting Officer)
 Stacey M. Peterson


 /s/ Jeffrey W. Goettman                 Chairman of the Board                                 March 30, 2001
-----------------------------------
 Jeffrey W. Goettman


 /s/ Michael E. Moran                    Director                                              March 28, 2001
-----------------------------------
 Michael E. Moran


 /s/ Philip M. Carpenter III             Director                                              March 30, 2001
-----------------------------------
 Philip M. Carpenter III


 /s/ Douglas L. McCormick                Director                                              March 29, 2001
-----------------------------------
 Douglas L. McCormick


 /s/ James K. Bass                       Director                                              March 28, 2001
-----------------------------------
 James K. Bass

 /s/ Richard P. Beck                     Director                                              March 30, 2001
-----------------------------------
 Richard P. Beck


 /s/ John G. Mayer                       Director                                              March 28, 2001
-----------------------------------
 John G. Mayer

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER     EXHIBITS
   ------     --------
     2.1      Form of Plan of Reorganization (1).

     2.2      Recapitalization and Stock Purchase Agreement dated as of
              December 15, 1998 by and among Circuit Holdings, LLC, the
              Registrant and Lewis O. Coley, III, the Colleen Beckdolt Trust
              No. 2 and the Ian Lewis Coley Trust No. 2. (1)

     3.1      Registrant's Amended Articles of Incorporation. (1)

     3.2      Restated Bylaws. (1)

     4.1      Form of Registrant's common stock certificate. (1)

     4.2      Rights Agreement dated as of December 15, 1998 among the
              Registrant, Lewis O. Coley, III and Circuit Holdings, LLC. (1)

     4.3      Registration Rights Agreement dated as of July 13, 1999 among the
              Registrant and certain Purchasers listed on Schedule I thereto.
              (1)

     4.4      Registration Rights Agreement dated as of July 13, 1999 among the
              Registrant and certain Purchasers of Warrants listed on Schedule
              I thereto. (1)

     4.5      Subscription Agreement dated as of July 13, 1999 among the
              Registrant and Purchasers of Company Common Stock listed on
              Schedule I thereto. (1)

    10.1      Amended and Restated Credit Agreement dated as of September 29,
              2000 among the Company, the Domestic Subsidiaries of the Company from time to time parties thereto, the Lender Parties thereto, First Union National Bank, as Administrative Agent, Fleet
              National Bank, as Syndication Agent, SunTrust Bank, as
              Documentation Agent, and First Union Capital Markets Corp., as
              Lead Arranger. (2)

    10.2 First Amendment to Amended and Restated Credit Agreement dated as of October 13, 2000 among the Company, the Domestic Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent. (2)

    10.3      Amended, Restated and Consolidated Management and Consulting
              Agreement among the Registrant, T.C. Management L.L.C., T.C.
              Management IV, L.L.C. and Brockway Moran & Partners Management,
              L.P. (1)

    10.4      Employment Agreement dated as of August 3, 2000 between the
              Registrant and Kenton K. Alder. (1)

    10.5 Offer Letter dated as of February 25, 2000 between the Registrant and Stacey M. Peterson. (1)

    10.6      Employment Agreement dated as of December 15, 1998 between the
              Registrant and Gary L. Reinhart. (1)

    10.7      Employment Agreement dated as of December 15, 1998 between the
              Registrant and Steven K. Pointer. (1)

    10.8      Employment Agreement dated as of December 15, 1998 between the
              Registrant and George M. Dalich. (1)

    10.9      Employment Agreement dated as of December 15, 1998 between the
              Registrant and Gene L. Tasche. (1)

    10.10     Amended and Restated Management Stock Option Plan. (1)

    10.11     Form of Management Stock Option Agreement. (1)

    10.12     Form of 2000 Equity Compensation Plan. (1)

    10.13 Form of Indemnification Agreement with directors, officers and key employees. (1)

    10.14     Lease Agreement dated as of July 19, 1995 between the Port of
              Skagit County and the Registrant. (1)

    10.15     Standard Industrial/Commercial Single-Tenant Lease dated as of
              March 9, 1998 between Harbor Building, LLC and Power Circuits,
              Inc. (1)

    10.16     First Amendment to Lease dated as of February 1999 by Harbor
              Building, LLC and Power Circuits, Inc. (1)

    10.17     Statutory Warranty Deeds for Redmond Facility. (1)

    21.1      Subsidiaries of the Registrant. (1)

    23.1      Consent of Arthur Andersen LLP.

------------------
(1) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the "Commission") on November 16, 2000.