Form 10-K/A
period 2000-12-31
TTM TECHNOLOGIES INC
filed 2001-04-30
CIK 1116942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

                         Commission file number 0-31285
                              --------------------

                             TTM TECHNOLOGIES, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Washington                                  91-1033443
 ---------------------------------         -----------------------------------
   (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                17550 N.E. 67th Court, Redmond, Washington 98052
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (425) 883-7575
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:


     Title of Each Class              Name of Each Exchange on Which Registered
     -------------------              -----------------------------------------
 Common Stock, no par value                     Nasdaq National Market
 --------------------------                     ----------------------


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

         The following table, together with the accompanying text, present certain information, as of April 20, 2001, with respect to each of our directors and executive officers.

NAME                                            AGE     POSITION(S) HELD WITH THE COMPANY
Kenton K.  Alder ........................        51     Chief Executive Officer, President and Director

Jeffrey W.  Goettman ....................        42     Chairman and Director

Michael E.  Moran .......................        38     Vice-Chairman and Director

Stacey M.  Peterson .....................        37     Chief Financial Officer and Secretary

Brad W.  Playford .......................        40     Vice President, Marketing and Strategic Planning

Richard Garagliano ......................        49     Vice President of Operations, Redmond Division

Shane Whiteside .........................        35     Vice President of Operations, Santa Ana Division

Douglas P.  McCormick ...................        32     Director

Philip M.  Carpenter III ................        29     Director

John G.  Mayer ..........................        50     Director

James K.  Bass ..........................        43     Director

Richard P.  Beck ........................        67     Director

         There are no family relationships among our executive officers or directors.

         Kenton K. Alder has served as our Chief Executive Officer, President and Director since March 1999. From January 1997 to July 1998, Mr. Alder served as Vice President of Tyco Printed Circuit Group Inc., a printed circuit board manufacturer. Prior to that time, Mr. Alder served as President and Chief Executive Officer of ElectroStar, Inc., previously a publicly held printed circuit board manufacturing company, from December 1994 to December 1996. From January 1987 to November 1994, Mr. Alder served as President of Lundahl Astro Circuits Inc., a predecessor company to ElectroStar. Mr. Alder holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting from Utah State University.


         Jeffrey W. Goettman has served as our Chairman and Director since January 1999. Mr. Goettman has been a Managing Director and Principal of Thayer Capital Partners, a private equity investment company, since February 1998. Prior to that time, Mr. Goettman served as a Managing Director at Robertson Stephens & Co. Inc., an investment bank, from February 1994 to February 1998. In addition, Mr. Goettman has been a Director of EFTC Corporation, an electronics manufacturing services company, since March 2000, and Chairman of the Board since January 2001. Mr. Goettman holds a Bachelor of Science from Duke University and a Master of Business Administration from the Stanford University Graduate School of Business.


         Michael E. Moran has served as our Director since January 1999 and our Vice-Chairman since June 1999. Mr. Moran has been a founding partner of Brockway Moran & Partners, Inc., a private equity investment firm, since

January 1998. Mr. Moran served as a Senior Vice President at Trivest, Inc., a private equity investment firm, from 1994 to 1998. Mr. Moran previously served on the board of directors of ElectroStar, Inc., a publicly held printed circuit board manufacturing company that was sold to Tyco International in January 1997. Mr. Moran holds a Bachelor of Science in Business Administration from Drake University and a Master of Business Administration from DePaul University.

         Stacey M. Peterson has served as our Chief Financial Officer since February 2000. From May 1998 to February 2000, Ms. Peterson served as Business Manager, ARCO Products Company at Atlantic Richfield Company, an oil and gas company. Prior to that time, Ms. Peterson served as Chief Financial Officer, from July 1996 to May 1998, and Controller, from November 1995 to July 1996, of PayPoint Business Unit of Atlantic Richfield Company. From August 1993 to November 1995, Ms. Peterson served as Financial Advisor, Corporate Finance at Atlantic Richfield Company. Ms. Peterson holds a Bachelor of Science in Applied Economics and Business Management from Cornell University and a Master of Business Administration from the University of Pennsylvania, the Wharton School.

         Brad W. Playford has served as our Vice President, Marketing and Strategic Planning since June 2000 and our Vice President, Sales and Marketing from July 1999 to May 2000. From January 1995 to June 1999, Mr. Playford served as Director of Sales and Marketing of Power Circuits. Mr. Playford holds a Bachelor of Arts in Materials and Logistics Management from Michigan State University.

         Richard Garagliano has served as our Vice President of Operations, Redmond Division since December 2000. Prior to joining us, Mr. Garagliano was with Multilayer Technology, Inc., a quick-turn, printed circuit board manufacturer ("Multek") from 1991 to December 2000, serving most recently as Director of Operations for Multek's Austin, Texas facility. Mr. Garagliano holds a Bachelor of Science in Chemical Engineering from Worcester Polytechnic Institute.

         Shane Whiteside has served as our Vice President of Operations - Santa Ana division since January 2001 and our Director of Operations - Santa Ana division from July 1999 to December 2000. From March 1998 to June 1999, Mr. Whiteside was the Director of Operations of Power Circuits. Prior to joining Power Circuits, Mr. Whiteside was Product Manager for Technica USA from December 1996 to March 1998 and a Technical Sales Representative from September 1993 to December 1996. Mr. Whiteside holds a Bachelor of Arts in Economics from the University of California - Irvine.


         Douglas P. McCormick has served as our Director since September 1999. Mr. McCormick has been a Managing Director and Principal of Thayer Capital Partners, a private equity investment company, since July 2000, and was a Vice President of that company since January 1999. Prior to that time, Mr. McCormick served as an associate at Morgan Stanley & Co. Incorporated, an investment bank, from June 1997 to January 1999. In addition, Mr. McCormick has been a Director of EFTC Corporation, an electronics manufacturing services company, since August 2000. From September 1995 to June 1997, Mr. McCormick attended Harvard Business School. From May 1995 to August 1995, Mr. McCormick was an associate at Bankers Trust Corporation, a financial institution. Mr. McCormick holds a Bachelor of Science in Economics from the United States Military Academy and a Master of Business Administration from Harvard Business School.


         Philip M. Carpenter III has served as our Director since September 1999. Mr. Carpenter has been a Vice President of Brockway Moran & Partners, Inc., a private equity investment firm, since September 1998. From August 1996 to September 1998, Mr. Carpenter was an Associate at Trivest, Inc., a private equity investment firm. Prior to that time, Mr. Carpenter was a Financial Analyst at Bear, Stearns & Co. Inc., an investment bank, from August 1994 to June 1996. Mr. Carpenter holds a Bachelor of Science in Accounting from the State University of New York at Binghamton.

         John G. Mayer has served as our Director since September 2000. Mr. Mayer is presently retired. From January 1997 to November 1999, Mr. Mayer served as Vice President of Tyco Printed Circuit Group, Inc., a printed circuit board manufacturer. Mr. Mayer served as Chief Operating Officer of ElectroStar, Inc., previously a publicly held printed circuit board manufacturing company, from December 1994 to December 1996. From April 1986 to November 1994, Mr. Mayer served as President of Electro-Etch Circuits, Inc., a predecessor company to

ElectroStar. Mr. Mayer holds a Bachelor of Arts in History, the Arts and Letters from Yale University and a Juris Doctor from UCLA School of Law.

         James K. Bass has served as our Director since September 2000. Mr. Bass has been the Chief Executive Officer of EFTC Corporation, an independent provider of high mix electronic manufacturing services, since July 2000. From 1996 to July 2000, Mr. Bass was a Senior Vice President of Sony Corporation. Prior to that, Mr. Bass spent 15 years in various manufacturing management positions at the aerospace group of General Electric Corporation. Mr. Bass holds a B.S.M.E. from Ohio State University.

         Richard P. Beck has served as our Director since February 2001. Mr. Beck joined Advanced Energy Industries, a publicly traded manufacturer of power conversion systems and integrated technology solutions ("Advanced Energy"), in March 1992 as Vice President and Chief Financial Officer. In February 1998, Mr. Beck became Senior Vice President and Chief Financial Officer. In 1995, Mr. Beck became a director of Advanced Energy. From November 1987 to March 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer for Cimage Corporation, a computer software company. Mr. Beck is a director, is chairman of the audit committee and serves on the compensation committee, of Applied Films Corporation, a publicly held manufacturer of flat panel display equipment. He is also a director of Photon Dynamics, Inc. a publicly held manufacturer of flat panel display test equipment and serves on its audit committee. Mr. Beck holds a Bachelor of Science in Accounting and Finance and a Master of Business Administration from Babson College.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid by us for the fiscal years ended December 31, 2000, 1999 and 1998 to our Chief Executive Officer and each of our other executive officers whose total salary and bonus exceeded $100,000 in 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION
                                                                                         ----------------------
                                            ANNUAL COMPENSATION                          AWARDS       PAYOUTS
                                 ---------------------------------------------------     ------       -------
                                                                        OTHER ANNUAL   SECURITIES      LTIP      ALL OTHER
                                                                        COMPENSATION   UNDERLYING     PAYOUTS     COMPEN-
 NAME AND PRINCIPAL POSITION     YEAR      SALARY($)      BONUS($)        ($)(1)       OPTIONS(#)       ($)       SATION($)
 ---------------------------     ----      ---------      --------        ------       ----------       ---       ---------
Kenton K. Alder                  2000      $227,142      $350,000(2)          --         100,000        --        $2,500(3)
  Chief Executive Officer,       1999       161,155            --         20,561(4)      543,876        --            --
  President and Director

Stacey M. Peterson               2000       132,923       125,000(2)      20,000(5)      178,400        --            --
  Chief Financial Officer
  and Secretary

Brad W. Playford(6)              2000       147,192       125,000             --              --        --            --
  Vice President, Marketing      1999        75,000        15,000(7)          --         178,126        --            --
  and Strategic Planning

Shane Whiteside(6)               2000       119,500       125,000             --          35,626        --         1,400(3)
  Vice President of              1999        50,000       115,000             --         142,500        --            --
  Operations - Santa Ana
  Division

------------
(1) Except as otherwise provided in this table, no amounts for perquisites and other personal benefits received by any of the named executive officers are shown because the aggregate dollar amounts were lower than the reporting requirements established by the rules of the SEC.

(2)  Represents a bonus paid in January 2001 based on our performance in 2000.

(3)  Represents matching contributions by us under our 401(k) plan.

(4)  Represents commuting costs paid by us to Mr. Alder in 1999.

(5)  Represents a signing bonus paid to Ms. Peterson when she joined us.

(6) Messrs. Playford and Whiteside joined our company following our acquisition of Power Circuits, Inc. in July 1999. The salary shown here is for the period from July 1999 through December 1999.

(7)  Represents a bonus paid in 2000 based on performance in 1999.

STOCK OPTION GRANTS

         The following table sets forth information concerning the grant of stock options in 2000 to our Chief Executive Officer and our other executive officers named in the Summary Compensation Table. We did not grant any stock appreciation rights in 2000.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                      --------------------------------------------------------------
                                      % OF
                                      TOTAL
                                     OPTIONS
                      NUMBER OF      GRANTED                                                  POTENTIAL REALIZABLE VALUE
                      SECURITIES       TO                                                      AT ASSUMED ANNUAL RATES
                      UNDERLYING    EMPLOYEES     EXERCISE     GRANT                       OF STOCK PRICE APPRECIATION FOR
                       OPTIONS         IN         OR BASE      DATE                                 OPTION TERM(3)
                       GRANTED        FISCAL       PRICE       MARKET     EXPIRATION    --------------------------------------
 NAME                   (#)(1)       YEAR (2)      ($/SH)      VALUE        DATE          0%($)           5%($)      10%($)
 ----                   ------       --------      ------      -----        ----          -----           -----      ------
 Kenton K. Alder       100,000          12.3%      $16.00      $16.00      9/20/10           --
                                                                                                       $1,006,231   $2,549,988
 Stacey M. Peterson    125,400(4)       15.5%      $ 2.63      $ 3.17      2/25/10      $67,716(5)     $  317,713   $  701,258
                        53,000           6.5%      $16.00      $16.00      9/20/10           --        $  533,303   $1,351,494
 Brad Playford              --            --           --          --           --           --                --           --

 Shane Whiteside        35,626           4.4%      $16.00      $16.00      9/20/10           --        $  358,470   $  908,459

------------
(1) Represents options to purchase shares of our common stock. Generally, the options become exercisable for 20% of the underlying shares on the first anniversary of the date of grant and for the balance in equal annual installments over the four-year period thereafter, so long as the named executive remains employed by us or one of our subsidiaries. To the extent they are not already exercisable, the options generally become fully exercisable if we are liquidated or dissolved, upon a sale or other disposition of all or substantially all of our assets, or a merger or consolidation after which our existing shareholders cease to hold more than 50% of the voting power of the resulting entity. In addition, the compensation committee of our board of directors may, in its discretion, accelerate the date on which any option may be exercised, and may accelerate the vesting of any shares subject to any option.

(2) The percentages above are based on an aggregate of 811,030 shares subject to options we granted to employees in the year ended December 31, 2000.

(3) Potential realizable value assumes that the stock price increases from the date of the grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent our estimate or projection of the future price of our common stock. We do not believe that this method accurately illustrates the potential value of a stock option.

(4) Includes options to acquire 62,700 shares of our common stock that cliff-vest on the eighth anniversary of the date of grant. However, upon the occurrence of specified events, including a sale of shares by our majority stockholders or a merger, a portion of these options will vest based upon the annual rate of return of our common stock.


(5) We recorded this deferred stock-based compensation on our balance sheet in 2000 and are amortizing the amount over the life of these stock options.


STOCK OPTION EXERCISES AND VALUES FOR FISCAL 2000

         The following table sets forth information, with respect to our executive officers named in the Summary Compensation Table concerning options exercised in 2000 and unexercised options held by them as of the end of such fiscal year:

                              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE
                              --------------------------------------------------------------------------------
                                                         NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED IN-THE-MONEY
                            SHARES                    OPTIONS AT DECEMBER 31, 2000     OPTIONS AT DECEMBER 31, 2000($)(1)
                           ACQUIRED         VALUE     ----------------------------     ----------------------------------
         NAME             ON EXERCISE     REALIZED     EXERCISABLE   UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
         ----             -----------     --------     -----------   -------------      -----------      -------------
Kenton K. Alder ......          -              -         168,230        475,646          $1,944,739        $4,342,468

Stacey M. Peterson ...          -              -          17,213        161,187          $  198,982        $1,250,642

Brad W. Playford .....          -              -          42,264        135,862          $  488,572        $1,570,565

Shane Whiteside ......          -              -          33,810        144,316          $  390,844        $1,256,456

------------
(1) The closing sales price per share for our common stock as reported by the Nasdaq National Market on December 29, 2000 was $14.19. The option value is calculated by multiplying (a) the positive difference, if any, between $14.19 and the option exercise price by (b) the number of shares of common stock underlying the option.


EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS


         We have entered into the following employment and change in control arrangements and agreements with our current executive officers.


         Kenton K. Alder. On August 3, 2000, we entered into an employment agreement with Kenton Alder, our President and Chief Executive Officer. The agreement terminates on July 31, 2003, unless earlier terminated by Mr. Alder or us. During his employment, Mr. Alder will receive a base salary of $250,000 per year subject to adjustment by our board from time to time. In addition, Mr. Alder is entitled to participate in any medical, incentive compensation, life insurance and fringe benefits plans and programs in effect from time to time.

         In the event we terminate Mr. Alder's employment without cause or Mr. Alder resigns for good reason at any time prior to a change in control or more than one year following a change in control, Mr. Alder is entitled to continuation of his base salary for twelve months. In addition, if we terminate Mr. Alder's employment without cause, and, within 60 days following his date of termination, we consummate a change in control, Mr. Alder will be entitled to an additional lump-sum severance payment in an amount that when added to his salary continuation equals $375,000. If, within one year following a change in control, we terminate Mr. Alder's employment without cause, or Mr. Alder resigns for good reason, Mr. Alder is entitled to lump-sum severance payment of $375,000.

Good reason generally includes a materially adverse alteration in Mr. Alder's nature or status, a reduction in his salary or benefits and a failure to have a successor corporation assume the agreement.

         During the term of his employment and for two years thereafter, Mr. Alder has agreed to keep all confidential information that he obtains as a result of his employment in confidence. In addition, any information that qualifies as a trade secret will remain confidential until it no longer qualifies as such. During his employment and for a period of 12 months thereafter, Mr. Alder is also prohibited from competing with us anywhere in the world, soliciting our employees and interfering with our customers, and other business relations.

         Stacey M. Peterson. In February 2000, we entered into a letter agreement with Stacey M. Peterson, our Chief Financial Officer. Pursuant to the agreement, Ms. Peterson receives an annual salary of $160,000 and is eligible to participate in our incentive cash compensation plan with a bonus of up to 50% of her base salary. In addition, Ms. Peterson received options to purchase 125,400 shares of our common stock at an exercise price of $2.63 per share under our management stock option plan. Fifty percent of these options cliff vest on the eighth anniversary of the date of grant and the remaining 50% vest ratably over five years beginning on the first anniversary of the date of grant. Furthermore, Ms. Peterson has the opportunity to earn additional options having an aggregate value of up to $120,000 over a two-year period for exceptional performance to be determined at the sole discretion of the Chief Executive Officer and our board of directors. If Ms. Peterson's employment is terminated without cause, or due to a change of control consummated in the year 2000, she will be paid $150,000 in a single lump-sum payment. If, following a change of control that occurs in the year 2000, Ms. Peterson elects not to assume the role of CFO of the new corporation, she shall be entitled to a lump-sum payment of $50,000. If Ms. Peterson is terminated without cause anytime after 2000, she will receive salary continuation for six months.

INCENTIVE PLANS

         Cash Incentive Compensation Plan

         Effective January 1, 2000, we established a cash incentive compensation plan to provide a means of retaining and attracting capable employees and increasing the incentive to key employees to maximize the value of our company. Eligible employees receive a portion of a bonus pool, determined by our board of directors equal to a percentage of our earnings before interest, taxes and amortization, or EBITA, as defined in the plan. The bonus pool percentage ranges from 1.0% to 5.0% of our EBITA, and is based upon achieving target levels of EBITA. The term of the agreement is for a one-year period with the bonuses payable no later than March 15th of the succeeding year. Upon a participant's termination of employment without cause or resignation for good reason, the participant will be entitled to a pro rata portion of the bonus for the year in which employment is terminated. Upon a termination for cause or a resignation without good reason, participants forfeit all rights to receive their cash incentive bonus.

         Amended and Restated Management Stock Option Plan

         Our Amended and Restated Management Stock Option Plan was initially approved by our board of directors and our stockholders in December 1998 and was most recently amended in June 2000. We have initially reserved 4,000,000 shares of common stock for issuance under this plan, however this amount will be increased on January 1st of each of calendar years 2001, 2002, 2003 and 2004, commencing January 1, 2001, in an amount equal to the lowest of:

         -        400,000 shares;

         - one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or

         -        a lesser amount determined by our board of directors.

         As a result of these annual increases, a maximum of 5,600,000 shares could be issued over the remaining eight-year life of this plan. As of April 20, 2001, options to purchase 2,889,462 shares of our common stock were outstanding.

         Administration. The management stock option plan is administered by our board of directors or by the compensation committee of our board, which have the full authority to interpret and construe the plan and all awards granted thereunder.

         Stock Options. The plan provides for the grant of both incentive stock options under Section 422 of the Internal Revenue Code and non-statutory stock options to our employees and consultants and those of our majority-owned subsidiaries. The board of directors has the discretion to determine the exercise price of options granted under our management stock option plan which is generally equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of our common stock on the date of grant, or 110% in the case of incentive stock options granted to individuals who own more than 10% of our common stock.

         Generally, 50% of the options granted under the management stock option plan prior to our initial public offering were categorized as A options and the remaining 50% as B options. B options vest ratably over five years beginning on the first anniversary of the date of grant. However, our board or the compensation committee may elect to grant only one type of option. Upon the successful completion of our initial public offering, each optionee received one years' credited service towards the vesting of their B options. A options generally cliff-vest on the eighth anniversary of the date of grant. However, upon the occurrence of specified events, including a sale of shares by our majority stockholders or a merger, a portion of the A options will vest based upon the annual rate of return of our common stock. Following the completion of our initial public offering we have only issued B options, and we do not intend to issue A options in the future.

         Upon an optionee's termination of employment without cause, the optionee will vest in a prorated portion of the B options that would have vested had the optionee remained employed until the next anniversary of the date of grant. The effect of a termination of employment without cause on the A options varies based upon when the optionee is terminated: (i) if the termination occurs more than 18 months prior to the eighth anniversary of the date of grant, all unvested options will remain outstanding and subject to acceleration for nine months, (ii) if the date of termination occurs between six months and 18 months prior to the eighth anniversary of the date of grant, then 50% of the A options will vest and (iii) if the date of termination occurs less than six months prior to the eighth anniversary of the date of grant, then 100% of the A options will vest. If an optionee's employment is terminated without cause within one year following a change in control, 100% of the B options will vest and a portion of the A options that did not vest upon consummation of the change in control will vest. Both A and B options generally remain exercisable for 90 days following an optionee's termination of employment.

         Call Right. During the 180-day period following a participant's termination of employment for any reason, we have a right to purchase any vested options or shares of common stock acquired upon exercise of options owned by a participant or any permitted transferee. The purchase price paid for such options will be the difference between the then fair market value and the exercise price and the purchase price for any shares shall be the fair market value of the common stock on the date of purchase. In the event a participant's employment is terminated for cause, the purchase price will be the lesser of the fair market value on the date of purchase and the exercise price.

         Amendment and Termination. Options granted under the management stock option plan expire on the tenth anniversary of the date of grant. The compensation committee may amend or terminate the plan at any time provided that
(i) no such amendment adversely affects an optionee's rights under an existing option and (ii) no amendment may be made if, under applicable law, stockholder approval is required, unless the committee obtains such stockholder approval. Unless terminated earlier, the management stock option plan will terminate on December 11, 2008.

         2000 Equity Compensation Plan

         In September 2000, we adopted a new equity compensation plan. The purpose of the equity compensation plan is to attract, motivate and retain officers, employees, and consultants and reward such individuals for their contribution to our success. The plan provides for the grant of a variety of equity-based awards including, without limitation, stock options, incentive stock options, restricted stock, stock awards and stock appreciation rights. Awards under the plan may constitute "qualified performance-based compensation" as defined in Section 162(m) of the Internal Revenue Code. We have initially reserved 2,000,000 shares of common stock for issuance under this plan, however this amount will be increased on January 1st of each of calendar years 2001, 2002, 2003 and 2004, commending January 1, 2001, in an amount equal to the lowest of:

         -        400,000 shares;

         - one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or

         -        a lesser amount determined by our board of directors.

         As a result of these annual increases, a maximum of 3,600,000 shares could be issued over the remaining 10-year life of this plan.

         Awards Granted. In connection with our initial public offering in September 2000, we granted our employees an aggregate of 70,832 shares. The stock awards were fully vested as of the date of grant. No other awards have been granted under our 2000 equity compensation plan.

         Administration Of The Plan. The plan is administered by our compensation committee, which has the authority to:

         - select the individuals who will receive awards, the type of awards granted, the number of shares of our common stock underlying each award and, subject to the provisions of the plan, the terms and conditions of such award;

         - construe the plan and any award documents delivered to participants under the plan; and

         - prescribe, amend and rescind rules and procedures relating to the plan.

         The compensation committee may delegate to one or more of our officers some or all of its authority under the plan. However, the compensation committee may not delegate its authority to (i) grant stock options or other awards under the plan to our officers who are required to file reports of their beneficial ownership of our stock under Section 16 of the Securities Exchange Act of 1934 or (ii) to make awards that are intended to constitute "qualified performance-based compensation" under Section 162(m) of the Code.

         Options. Stock options granted under the plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code or nonqualified stock options. All terms of stock options including exercise price, vesting and the term of the option will be determined by the compensation committee. However, incentive stock options must have an exercise price equal to 100% of the fair market value of our common stock on the date of grant (110% of the fair market value in the case of 10% shareholders).

         Stock Appreciation Rights. Stock appreciation rights allow a participant to receive, upon exercise, an amount in cash (or shares of our common stock) equal to the excess of the fair market value of our common stock on the date of exercise over the fair market value on the date of grant. Stock appreciation rights may be granted alone or in tandem with another award. If granted in tandem with an option, stock appreciation rights will cover an equal or lesser number of shares as are covered by the option, will be exercisable at the same time or times and to the extent as the related stock option and will have the same terms and exercise price as the related stock option. Upon exercise of a stock appreciation right granted in tandem with an option, the related option will be cancelled automatically to the extent of the number of shares covered by the exercise. Likewise, upon exercise of a stock option, the tandem stock appreciation right associated with the option will be cancelled.

         Performance Awards. Performance awards are conditioned upon the achievement of certain targets during a specified performance period established by the compensation committee. Any performance awards will be made in compliance with the provisions of Section 162(m) of the Internal Revenue Code. Performance awards may be settled in cash, common stock or a combination thereof. The maximum aggregate value of the cash and other property payable to a participant during any twelve-month performance period is $5.0 million. This limit will be proportionately adjusted up or down if the performance period is more than or less than 12 months.

         Stock Awards. The compensation committee may grant shares of our common stock to participants for no consideration other than the provision of services. Stock awards may also be granted in lieu of other compensation or benefits payable. The shares of common stock underlying the stock awards will be subject to the vesting conditions, restrictions on transfer or other incidents of ownership determined by the compensation committee and provided in the award agreement. The share certificates representing the shares granted to the participant will be registered in the name of the participants but held by us. We may take any actions we deem necessary to restrict the transfer of unvested restricted stock. Other than these restrictions on transfer and other restrictions as determined by the compensation committee and provided in the award agreement, a participant who is granted a stock award will have the rights of a stockholder, including the rights to receive dividends and to vote.

         Restricted Stock Units. Restricted stock units represent the right to receive one share of common stock subject to the terms and conditions established by the compensation committee and provided in the award certificate. The restricted stock units are payable in common stock, cash or other property elected by the compensation committee having a value equal to the fair market value of our common stock on the date of settlement.

         Transferability Of Awards. Awards granted under the 2000 equity compensation plan are generally not transferable by the participant and, during the lifetime of a participant, are only exercisable by the participant.

         Amendment And Termination. Unless terminated sooner, the 2000 equity compensation plan will terminate automatically on the tenth anniversary of the effective date. The compensation committee may at any time amend or terminate the plan or any related document, except that the committee may not make any amendments that would require shareholder approval without obtaining such shareholder approval.

         401(K) Plan

         We and our subsidiary each sponsor a defined contribution plan intended to qualify under Section 401 of the Internal Revenue Code, or a 401(k) plan. All non-union employees who have completed at least one year of service are eligible to participate in the plan. Participants may elect to make pre-tax contributions to the plan of up to 15% of their eligible earnings, subject to a statutorily prescribed annual limit. Participants are fully vested in their contributions and the investment earnings. At our discretion, we make matching contributions to the 401(k) plan based upon employee contributions and profit sharing as provided for in the plan. Contributions by the participants to the 401(k) plan, and the income earned on these contributions, are generally not taxable to the participants until withdrawn.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the amount of each class of common stock beneficially owned as of April 20, 2001 by (a) each of our directors, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group, and (d) each person known by us to own beneficially more than five percent of our outstanding common stock.

                                                                                 Shares Beneficially Owned
                                                                                 -------------------------
Name of Beneficial Owner                                                    Number(1)                Percent(2)
------------------------                                                    ---------                ----------
DIRECTORS AND EXECUTIVE OFFICERS:
Kenton K. Alder (3)                                                           283,730                    *
Jeffrey W. Goettman (4)                                                    20,459,613                   54.7%
Michael E. Moran (5)                                                        2,106,422                    5.6%
Stacey M. Peterson (6)                                                         32,253                    *
Brad W. Playford (7)                                                           42,914                    *
Richard Garagliano                                                                 --                    *
Shane Whiteside (8)                                                            33,810                    *
James K. Bass                                                                      --                    *
Richard P. Beck                                                                    --                    *
Philip M. Carpenter III (5)                                                 2,106,422                    5.6%
John G. Mayer                                                                      --                    *
Douglas P. McCormick (4)                                                   20,459,613                   54.7%
All directors and executive officers as a group (12 persons) (9)           22,958,742                   61.4%

5% STOCKHOLDERS:
Circuit Holdings (10)                                                      19,000,000                   50.8%

Thayer Capital Partners entities (11)                                      22,159,632                   59.2%
Brockway Moran & Partners Fund, L.P. (12)                                   2,106,422                    5.6%

------------
* Represents less than 1% of our outstanding common stock.

(1) Except as otherwise indicated, the address of each person listed on the table is 17550 N.E. 67th Court, Redmond, WA 98052.

(2) We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 20, 2001, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 37,403,930 shares of our common stock outstanding as of April 20, 2001.

(3) Includes 1,500 shares held by Mr. Alder's children and 140,230 shares issuable upon exercise of options within 60 days of April 20, 2001.

(4) Includes 20,459,613 shares beneficially owned by the Thayer Capital Partners entities. See footnote 11. Messrs. Goettman and McCormick each disclaim beneficial ownership of the shares held by the Thayer Capital Partner entities, except to the extent of their pecuniary interests.

(5) Includes 2,106,422 shares beneficially owned by Brockway Moran & Partners Fund, L.P. Messrs. Moran and Carpenter each disclaim beneficial ownership of the shares held by Brockway Moran & Partners, except to the extent of their pecuniary interests.

(6) Includes 29,753 shares issuable upon exercise of options within 60 days of April 20, 2001.

(7) Includes 42,264 shares issuable upon exercise of options within 60 days of April 20, 2001.

(8) Includes 33,810 shares issuable upon exercise of options within 60 days of April 20, 2001.

(9) Includes 246,057 shares issuable upon exercise of options within 60 days of April 20, 2001.

(10) Circuit Holdings is owned as follows :

         Thayer Equity Investors III, L.P.                                             31%
         Thayer Equity Investors IV, L.P.                                              28%
         TC Circuits, L.L.C.                                                            1%
         Brockway Moran & Partners Fund, L.P.                                          40%
                                                                                      ---
                  Total                                                               100%

(11) Represents shares held by each of Thayer Equity Investors III, L.P., Thayer Equity Investors IV, L.P. and TC Circuits L.L.C., together with the shares held directly by Circuit Holdings. The Thayer Capital Partners entities are affiliates of and are deemed to beneficially own all of the shares that are directly owned by Circuit Holdings.

         Thayer Equity Investors III, L.P. and TC Circuits L.L.C. are each controlled by limited liability companies the managing members of which are Frederick Malek, Carl Rickertsen and Paul Stern.

         Thayer Equity Investors IV, L.P. is controlled by a limited liability company the managing members of which are Frederick Malek and Carl Rickertsen.

         Mr. Goettman, one of our directors, is a Managing Director of each of the limited liability companies that control Thayer Equity Investors III, L.P. and Thayer Equity Investors IV, L.P. Mr. McCormick, one of our directors, is a Vice President of the limited liability company that controls Thayer Equity Investors IV, L.P.

(12) Brockway Moran & Partners Fund, L.P. is controlled by Brockway Moran & Partners Inc. Peter C. Brockway, Michael E. Moran, H. Randall Litten and Kathy
J. Mankin are the only stockholders of Brockway Moran & Partners Inc., and none of these persons owns a majority interest in Brockway Moran & Partners Inc. Mr. Moran, one of our directors, is a partner of Brockway Moran & Partners Inc. Mr. Carpenter, one of our directors, is a Vice President of Brockway Moran & Partners Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PERSONS OR ENTITIES RELATED TO OUR DIRECTORS

         Four of our directors are principals in entities that control Circuit Holdings, our largest stockholder. Mr. Goettman, a director of TTM, is also a Managing Director of Thayer Capital Partners. Mr. McCormick, a director of TTM, is also a Vice President of Thayer Capital Partners. Thayer Capital Partners is affiliated with one of our stockholders, Thayer Equity Investors III, L.P., which owns approximately 31% of Circuit Holdings, and with another of our stockholders, Thayer Equity Investors IV, L.P., which owns approximately 28% of Circuit Holdings. Thayer Capital Partners is also affiliated with another of our stockholders, TC Circuits, L.L.C., which owns approximately 1% of Circuit Holdings. Michael E. Moran, another director of TTM, is a Partner of Brockway Moran & Partners, Inc. Philip M. Carpenter III, a director of TTM, is also a Vice President of Brockway Moran & Partners, Inc. Brockway Moran & Partners, Inc. controls another of our stockholders, Brockway Moran & Partners Fund, L.P., which owns approximately 40% of Circuit Holdings.



         Entities related to our directors have had, or are currently expected to have, the following involvements in our corporate history:


MANAGEMENT FEES AND AGREEMENTS

         In 2000, we paid transaction fees and expenses totaling approximately $4,150,000 to T.C. Management, LLC and Brockway Moran & Partners Management, L.P., affiliates of Thayer Capital Partners and Brockway Moran & Partners.


         More specifically, upon consummation of our initial public offering in September, we entered into an amended, restated and consolidated management agreement with T.C. Management, T.C. Management IV and Brockway & Moran Partners Management that amended and consolidated the two existing agreements with these entities into one agreement. The two prior agreements provided that the three entities were entitled to receive management and consulting fees of $600,000 per year in connection with corporate development activities and conduct of our business. Under the amended agreement, we no longer pay monthly management fees. In consideration for these entities agreeing to forego future management and consulting fees, we paid them a one-time, aggregate fee of $1.5 million. In addition, in consideration for the value of the financial advisory services rendered in connection with our initial public offering, we paid these entities an aggregate financial advisory fee of $2.0 million. The financial advisory services rendered by these entities have included advice regarding our business strategy, positioning us for our initial public offering, general financial advice, including advice related to our corporate structure and our capital structure, and the selection of legal counsel and underwriters. In the future, we will pay these entities financial advisory fees of 1.5% of the first $50 million of the proceeds or value of any transaction on which these entities render financial advisory services, and 1% of any amount of proceeds or value in excess of $50 million. The amended agreement further provides that our obligation to pay financial advisory fees will terminate if, immediately prior to the closing of any transaction on which these entities render financial advisory services, these entities and their affiliates, on a combined basis, own less than 25% of our outstanding voting equity securities.

         We believe all of these agreements are on terms no less favorable to us than we could have obtained from third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TTM TECHNOLOGIES, INC.

Date:  April 30, 2001                  By: /s/ Kenton K. Alder
                                          --------------------------------------
                                           Kenton K. Alder
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                     Title                                                 Date
----                                     -----                                                 ----
/s/Kenton K. Alder                       President, Chief Executive Officer                    April 30, 2001
------------------------------------
   Kenton K. Alder                       (Principal Executive Officer), and Director

/s/Stacey M. Peterson                    Chief Financial Officer and Secretary                 April 30, 2001
------------------------------------
   Stacey M. Peterson                     (Principal Financial and Accounting Officer)


/s/Jeffrey W. Goettman                   Chairman of the Board                                 April 30, 2001
------------------------------------
  Jeffrey W. Goettman


/s/Michael E. Moran                      Director                                              April 30, 2001
------------------------------------
   Michael E. Moran


/s/Philip M. Carpenter III               Director                                              April 30, 2001
------------------------------------
   Philip M. Carpenter III


/s/Douglas L. McCormick                  Director                                              April 30, 2001
------------------------------------
   Douglas L. McCormick


/s/James K. Bass                         Director                                              April 27, 2001
------------------------------------
   James K. Bass

/s/Richard P. Beck                       Director                                              April 30, 2001
------------------------------------
   Richard P. Beck


/s/John G. Mayer                         Director                                              April 26, 2001
------------------------------------
   John G. Mayer