Form 10-Q
period 2001-04-02
TTM TECHNOLOGIES INC
filed 2001-05-17
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2001

Commission File Number: 0-31285

TTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON	91-1033443

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

17550 N.E. 67TH COURT, REDMOND, WASHINGTON 98052
(Address of principal executive offices)

(425) 883-7575
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Number of shares of common stock, no par value, of registrant outstanding at May 4, 2001: 37,403,930

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets

	As of April 2, 2001 and December 31, 2000	3

	Consolidated Statements of Operations

	For the fiscal quarters ended April 2, 2001 and April 3, 2000	4

	Consolidated Statements of Cash Flows

	For the fiscal quarters ended April 2, 2001 and April 3, 2000	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

Item 1. Financial Statements

TTM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)

	April 2, 2001	December 31, 2000

Assets

Current assets:

Cash	$23,724	$9,294

Accounts receivable, net of allowances of $4,079 and $3,700, respectively	20,932	33,690

Inventories	6,133	6,893

Prepaid expenses and other	427	419

Total current assets	51,216	50,296

Property, plant and equipment, at cost:

Land	3,415	3,415

Machinery and equipment	51,905	50,192

Buildings and improvements	13,364	13,236

Furniture and fixtures	431	425

Automobiles	150	150

	69,265	67,418

Less accumulated depreciation	(24,584)	(22,644)

Property, plant and equipment, net	44,681	44,774

Other assets:

Debt issuance costs, net	186	196

Deferred income taxes	21,831	21,826

Goodwill and other intangibles, net	81,826	83,028

Other	3,318	2,013

Total other assets	107,161	107,063

	$203,058	$202,133

Liabilities and Shareholders’ Equity

Current liabilities:

Current maturities of long-term debt	$7,313	$7,031

Accounts payable	6,511	9,984

Accrued salaries, wages and benefits	4,222	6,243

Income taxes payable	3,635	3,256

Other accrued expenses	1,811	1,596

Total current liabilities	23,492	28,110

Long-term debt, less current maturities	34,312	36,281

Shareholders’ equity:

Common stock, no par value; 100,000 shares authorized, 37,396 and 37,349 shares issued and outstanding, respectively	133,008	132,937

Retained earnings	12,647	5,085

Accumulated other comprehensive loss	(134)	—

Deferred stock-based compensation	(267)	(280)

Total shareholders’ equity	145,254	137,742

	$203,058	$202,133

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

TTM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Quarter Ended

	April 2, 2001	April 3, 2000

Net sales	$46,001	$42,080

Cost of goods sold	27,705	29,802

Gross profit	18,296	12,278

Operating expenses:

Selling and marketing	2,464	1,879

General and administrative	2,076	1,244

Amortization of intangibles	1,202	1,202

Amortization of deferred retention bonus	—	462

Management fees	—	150

Total operating expenses	5,742	4,937

Operating income	12,554	7,341

Other income (expense):

Interest expense	(864)	(3,811)

Amortization of debt issuance costs	(10)	(241)

Interest and other income, net	158	109

Total other expense, net	(716)	(3,943)

Income before income taxes	11,838	3,398

Income tax provision	(4,276)	(1,275)

Net income	$7,562	$2,123

Earnings per share:

Basic	$.20	$.07

Diluted	$.19	$.07

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

TTM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Quarter Ended

	April 2, 2001	April 3, 2000

Cash flows from operating activities:

Net income	$7,562	$2,123

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization on property and equipment	1,956	949

Amortization of goodwill and other intangible assets	1,202	1,202

Amortization of deferred stock-based compensation	13	3

Amortization of debt issuance costs	10	241

Amortization of deferred retention bonus	—	462

Non-cash interest on long-term liabilities	—	163

Deferred income taxes	(5)	1,207

Net gain on sale of property and equipment	(5)	(1)

Changes in operating assets and liabilities:

Accounts receivable, net	12,758	(2,888)

Inventories	760	990

Income tax receivable	—	120

Prepaid expenses and other	(9)	(127)

Accounts payable	(3,472)	(729)

Accrued expenses	(1,940)	618

Accrued income taxes payable	379	—

Net cash provided by operating activities	19,209	4,333

Cash flows from investing activities:

Purchase of property and equipment	(1,858)	(1,500)

Proceeds from sale of property and equipment	—	1

Equipment and other deposits	(1,305)	99

Net cash used in investing activities	(3,163)	(1,400)

Cash flows from financing activities:

Principal payments on long-term debt	(1,687)	(3,117)

Exercise of common stock options	71	—

Net cash used in financing activities	(1,616)	(3,117)

Net increase (decrease) in cash and cash equivalents	14,430	(184)

Cash at beginning of period	9,294	1,316

Cash at end of period	$23,724	$1,132

Supplemental cash flow information:

Cash paid for interest	$843	$3,059

Cash paid for income taxes	3,900	—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K.

      The results of operations for the period ended April 2, 2001, are not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Common Share

      The following is a reconciliation of the numerator and denominator used to calculate basic earnings per common share and diluted earnings per common share for the quarter ended April 2, 2001 and April 3, 2000 (in thousands, except per share amounts):

	Quarter Ended April 2, 2001			Quarter Ended April 3, 2000

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$7,562	37,353	$.20	$2,123	29,925	$.07

Effect of stock options and warrants		1,569			2,104

Diluted EPS	$7,562	38,922	$.19	$2,123	32,029	$.07

      Stock options to purchase 319,607 shares at April 2, 2001, were not considered for diluted EPS because the exercise prices were equal to or greater than the average fair value during the quarter.

3.	Common Stock Transactions

      During the quarter ended April 2, 2001, the Company issued options to purchase 20,000 shares of common stock at $14.88 per share to a director.

      The Company is amortizing deferred stock-based compensation over the option vesting periods. For the quarter ended April 2, 2001, amortization expense was $13,000. At April 2, 2001, the remaining stock-based compensation of $266,000 is estimated to be amortized as follows: $39,000 for the remainder of fiscal 2001, $52,000 in 2002, $52,000 in 2003, $52,000 in 2004, $27,000 in 2005 and $44,000 thereafter. The amount of deferred stock-based compensation expense to be amortized could change during these periods as a result of accelerated vesting changes and forfeitures.

      During the quarter ended April 2, 2001, an employee exercised stock options to purchase 27,048 shares of common stock at $2.63 per share for a total of $71,136.

      At April 2, 2001, there were outstanding options to purchase 2,428,332 shares of common stock with an exercise price of $2.63, options to purchase 38,000 shares with an exercise price of $7.04, options to purchase 15,000 shares with an exercise price of $9.75, options to purchase 20,000 shares with an exercise price of $14.88 and options to purchase 416,130 shares with an exercise price of $16.

4.	Related-Party Transactions

      For the quarter ended April 3, 2000, total management fees and expenses under the agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management were $150,000.

5.	Derivative Financial Instruments

      Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of SFAS 133 did not have a material effect on our consolidated financial statements.

      We use interest rate swap agreements from separate financial institutions to manage our interest rate risk on future interest payments. During the first quarter of 2001, we terminated an interest rate swap agreement and made final payment of $154,000 for value. Under our current interest rate swap agreement, we agree to receive a floating rate of interest on the notional principal amount of $33,612,500 based upon a three month LIBOR rate in exchange for payment of a fixed rate of 6.36% per annum. Beginning June 2001, the notional principal amount will reduce to $32,175,000 and $30,737,500 in September 2001 until maturing in December 2001.

      Our present interest rate swap agreement is a cash flow hedge as it agrees to pay a fixed rate of interest, which is hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement is reported on the consolidated balance sheet in other accrued expenses, and the related gain or loss on this agreement is deferred in shareholders’ equity as a component of other comprehensive income. This deferred gain or loss is then recognized as an adjustment to interest expense over the same period in which the related interest payment being hedged is recorded in income. If this agreement is determined to have hedge ineffectiveness, the gain or loss associated with the ineffective portion of this agreement is immediately recognized in income. For the first fiscal quarter ended April 2, 2001, the gains and losses on the ineffective portion of our swap agreements were not material to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled “Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

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

      We support a strong and expanding customer base. We measure customers as those companies that place at least two orders in a 12-month period. As of April 2, 2001, we had approximately 580 customers, compared to approximately 450 customers as of April 3, 2000. We added more than 35 new customers in the first fiscal quarter 2001. Sales to our top 10 customers decreased from 62.9% of our net sales for the first fiscal quarter 2000 to 46.0% of our net sales for the first fiscal quarter 2001.

      The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	First Fiscal Quarter

End Markets	2000	2001

Networking	24.4%	39.5%

High-End Computing	26.4	20.2

Industrial/Medical	18.5	25.7

Computer Peripherals	21.3	9.4

Handheld/Cellular	4.2	3.2

Other	5.2	2.0

Total	100.0%	100.0%

      This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

First Fiscal Quarter 2001 Compared to the First Fiscal Quarter 2000

Net Sales

      Net sales increased $3.9 million, or 9.3%, from $42.1 million for the first fiscal quarter 2000 to $46.0 million for the first fiscal quarter 2001. This increase resulted entirely from internal sales growth. Sales increased primarily due to an improved mix of higher margin quick-turn and advanced technology printed circuit boards as well as generally higher pricing levels for all of our products.

Cost of Goods Sold

      Cost of goods sold decreased $2.1 million, or 7.0%, from $29.8 million for the first fiscal quarter 2000 to $27.7 million for the first fiscal quarter 2001. Lower cost of goods sold resulted from a decline in the number of printed circuit board units produced and lower labor expenses, including reduced employee overtime.

Gross Profit

      Gross profit increased $6.0 million, or 49.0%, from $12.3 million for the first fiscal quarter 2000 to $18.3 million for the first fiscal quarter 2001. Our gross profit margin was 39.8% during the first fiscal quarter 2001 compared to 29.2% for the first fiscal quarter 2000. This increase in gross profit resulted from an improved mix of higher margin quick-turn and advanced technology printed circuit boards as well as generally higher pricing levels for all of our products.

Operating Expenses

      Sales and marketing expenses increased $0.6 million from $1.9 million for the first fiscal quarter 2000 to $2.5 million for the first fiscal quarter 2001. This increase resulted from higher commissions related to a higher proportion of quick-turn sales, for which we pay a higher commission rate, as well as an expansion of our direct sales force.

      General and administrative expenses increased $0.9 million from $1.2 million for the first fiscal quarter 2000 to $2.1 million for the first fiscal quarter 2001. Rising costs resulted primarily from increased costs associated with being a public company, increase in bad debt expense and the hiring of additional management and office staff to support our growth.

      Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $1.2 million for both the first fiscal quarter 2001 and the first fiscal quarter 2000.

      With the proceeds of our initial public offering in September 2000, we vested and bought out our deferred retention bonus plan. Therefore, we recorded no amortization of the deferred retention bonus in the first fiscal quarter 2001 as compared to $0.5 million for the first fiscal quarter 2000.

      In conjunction with our initial public offering in September 2000, we amended and consolidated our management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. Under the amended agreement, we are not required to pay management and consulting fees, although we are required to pay financial advisory fees in the event of certain transactions as defined in the amended agreement. Therefore, we had no management fees and related expenses in the first fiscal quarter 2001 as compared to $0.2 million in the first fiscal quarter 2000.

Interest Expense

      Interest expense decreased $2.9 million from $3.8 million for the first fiscal quarter 2000 to $0.9 million for the first fiscal quarter 2001. This decrease resulted from our repayment of indebtedness with the proceeds of our initial public offering. This repayment significantly reduced our debt and decreased our accompanying level of interest expense.

Amortization of Debt Issuance Costs

      Amortization of debt issuance costs decreased $231,000 from $241,000 for the first fiscal quarter 2000 to $10,000 for the first fiscal quarter 2001. As a result of our repayment of indebtedness and the refinancing of our senior credit facility in September 2000, we wrote off a significant portion of our debt issuance costs.

Interest and Other Income, Net

      Interest and other income, net, increased $49,000 from income of $109,000 for the first fiscal quarter 2000 to income of $158,000 for the first fiscal quarter 2001. This increase was due to increased interest income earned on our higher average cash balance during the first fiscal quarter 2001.

Income Taxes

      The provision for income taxes increased from $1.3 million for the first fiscal quarter 2000 to $4.3 million for the first fiscal quarter 2001. This increase resulted from higher pre-tax income due to increased sales, lower cost of goods sold, lower interest expense and the elimination of management fees and deferred retention bonus amortization during the first fiscal quarter 2001 as compared to the first fiscal quarter 2000. Our effective tax rate for the first fiscal quarter 2001 was 36%, and we expect that rate to continue for subsequent periods.

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

      Net cash provided by operating activities was $19.2 million in the first fiscal quarter 2001, compared to net cash provided by operating activities of $4.3 million in the first fiscal quarter 2000. The difference between our net income in the first fiscal quarter 2001 of $7.6 million and our $19.3 million operating cash flow was primarily attributable to a $12.8 million decrease in accounts receivable, $3.2 million of depreciation and amortization expense, a $0.8 million decrease in inventories and a $0.4 million increase in income taxes payable partially offset by a $3.5 million decrease in accounts payable and a $1.9 million decrease in accrued expenses.

      Net cash used in investing activities was $3.2 million in the first fiscal quarter 2001, compared to net cash used in investing activities of $1.4 million in the first fiscal quarter 2000. The increase was due to increased deposits on and purchases of property and equipment during the first fiscal quarter 2001. We are currently expanding our quick-turn production capacity in our Santa Ana, California, facility.

      Net cash used in financing activities was $1.6 million in the first fiscal quarter 2001, compared to net cash used in financing activities of $3.1 million in the first fiscal quarter 2000. This decrease was due to lower principal payments on long-term debt in 2001. We reduced our long-term debt by approximately $92.8 million with the proceeds from our initial public offering in September 2000. As a result, our principal payments on long-term debt have decreased.

      Effective September 29, 2000, we entered into an amended and restated agreement and refinanced all remaining amounts outstanding under our existing senior credit facility. Under the new agreement, we borrowed $45 million under a term loan. The term loan bears interest ranging from LIBOR plus 1% to 2% or the Alternate Base Rate (as defined in the agreement), plus 0% to 0.5% and is due in quarterly payments of various amounts through

September 30, 2005. The new agreement also provides for a revolving loan commitment for up to $25 million, which bears interest at LIBOR plus 1% to 2% or the Alternate Base rate plus 0% to 0.5% and expires September 29, 2005. At April 2, 2001, the term loan and the revolving loan had an interest rate of 6.16%. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The new credit facility contains financial covenants customary for this type of financing, and as of April 2, 2001, we were in compliance with the covenants.

      Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet the debt service requirements, capital expenditures and working capital needs of our current operations for at least the next twelve months. We may require additional financing if we decide to consummate additional acquisitions. See “Factors That May Affect Future Results.”

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

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”) “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement date of those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Based upon the nature of the financial instruments and our hedging activities, this pronouncement requires us to reflect the fair value of our derivative instruments (interest rate swaps) on our consolidated balance sheet. Changes in fair value of these derivatives are reflected as a component of comprehensive income. We adopted SFAS No. 133 effective January 1, 2001. This pronouncement did not have a material impact on our financial statements.

Factors That May Affect Future Results

      An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, our business, financial condition and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.

      In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this 10-Q, our annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise.

We are heavily dependent upon the electronics industry, and excess capacity or decreased demand for products produced by this industry could result in increased price competition as well as a decrease in our gross margins and unit volume sales.

      Our business is heavily dependent on the electronics industry. A majority of our revenues are generated from the networking, high-end computing and industrial/medical segments of the electronics industry, which are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition as well as a decrease in our gross margins and unit volume sales.

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

      The market for our products is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products that meet changing customer needs and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We may not be able to finance the capital investment required in order to respond to technological changes as quickly as our competitors.

      In addition, the printed circuit board industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not be able to respond effectively to such changing technological requirements. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.

      A small number of customers is responsible for a significant portion of our net sales. Solectron accounted for 14.9% of our net sales in the first fiscal quarter 2001. Sales to Compaq, including sales to Compaq-directed electronic manufacturing services providers, accounted for 6.6% of our net sales in the first fiscal quarter 2001. Our 10 largest customers accounted for approximately 46.0% of our net sales in the first fiscal quarter 2001. Our principal customers may not continue to purchase products from us at past levels, and we expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

      Our results of operations vary for a variety of reasons, including:

•	timing of orders from and shipments to major customers;

•	the levels at which we utilize our manufacturing capacity;

•	changes in the pricing of our products or those of our competitors;

•	changes in our mix of revenues generated from quick-turn versus standard lead time production;

•	expenditures or write-offs related to acquisitions; and

•	expenses relating to expanding existing manufacturing facilities.

      A significant portion of our operating expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, even a relatively small shortfall in net sales would decrease our gross margins. In addition, we have historically experienced lower sales in our second and third fiscal quarters due to patterns in the capital budgeting and purchasing cycles of our customers and our end-markets served. In particular, the seasonality of the computer industry impacts the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

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

      We sell to customers on a purchase order basis rather than pursuant to long-term contracts and, consequently, our net sales are subject to short-term variability in demand by our customers. Customers submitting a purchase order may cancel, reduce or delay their order for a variety of reasons. The level and timing of orders placed by our customers vary due to:

•	customer attempts to manage inventory;

•	changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used or to manufacture their own products internally; and

•	variation in demand for our customers’ products.

      Significant or numerous terminations, reductions or delays in our customers’ orders could negatively impact our operating results.

Our indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

At April 2, 2001, we had approximately $41.6 million of debt. In addition, subject to the restrictions under our various debt agreements, we may incur significant additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

      Our level of debt could have negative consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•	increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if we suffer revenue shortfalls;

•	hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade our equipment or facilities; and

•	limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes.

If we experience excess capacity due to variability in customer demand, our gross margins may fall.

      We generally schedule our quick-turn production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not made, we may forego some production and could experience excess capacity. When we experience excess capacity, our sales revenues may be insufficient to fully cover our fixed overhead expenses and our gross margins will fall. Conversely, we may not be able to capture all potential revenue in a given period if our customers’ demands for quick-turn services exceed our capacity during that period.

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

In the past, we have expanded our operations through acquisition, and we may have trouble integrating any future acquisitions into our business.

      We may not be able to meet performance expectations or successfully integrate our acquired businesses on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources.

To manage the expansion of our operations and any future growth, we will be required to:

•	improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

•	hire, train and manage additional qualified personnel;

•	expand our direct and indirect sales channels; and

•	effectively transition our relationships with our customers, suppliers and partners to operations under our TTM brand.

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

      Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

•	the potential inability to identify the company best suited to our company’s business plan;

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other expected value;

•	difficulties in managing production and coordinating operations at new sites;

•	the potential need to restructure, modify or terminate customer relationships of the acquired company; and

•	loss of key employees of acquired operations.

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

      As of April 2, 2001, our consolidated balance sheet reflected $81.8 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist of goodwill and other identifiable intangibles relating to our acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. Amortization of these additional intangibles would, in turn, have a negative impact on earnings. In addition, we continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized. We may be required to write down intangible assets in future periods.

Competition in the printed circuit board market is intense, and if we are unable to compete effectively, the demand for our products may be reduced.

      The printed circuit board industry is intensely competitive, highly fragmented and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include: DDi, Merix, Sanmina and Tyco. In addition, new and emerging technologies may result in new competitors entering our market.

      Many of our competitors and potential competitors have a number of significant advantages over us, including:

•	greater financial and manufacturing resources that can be devoted to the development, production and sale of their products;

•	more established and broader sales and marketing channels;

•	more manufacturing facilities worldwide, some of which are closer in proximity to original equipment manufacturers;

•	manufacturing facilities which are located in countries with lower production costs; and

•	greater name recognition.

      In addition, these competitors may respond more quickly to new or emerging technologies, or may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. Furthermore, increased production capacity by our competitors can result in an excess supply of printed circuit boards, which could also lead to price reductions. During recessionary periods in the electronics industry, our competitive advantages in the areas of providing quick-turn services, an integrated manufacturing solution and responsive customer service may be of reduced importance to our customers, who may become more price sensitive. This may force us to compete more on the basis of price and cause our margins to decline. Recently, Internet-based auctions have developed as a channel for the sale of printed circuit boards. If these auctions further develop as a channel for printed circuit-board purchasing, our customers’ price sensitivity could intensify.

We compete against manufacturers in Asia, where production costs are lower. These competitors may gain market share in our market segment for higher technology printed circuit boards, which may have an adverse effect on the pricing of our products.

      We may be at a competitive disadvantage with respect to price for volume production when compared to manufacturers with lower-cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market for volume production. We do not currently have offshore facilities in lower-cost locations, such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their technology to include higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share in the market for higher technology printed circuit boards, which may force us to lower our prices, reducing our gross profit.

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

      In the first fiscal quarter 2001, approximately 29% of our net sales were to electronic manufacturing services providers. Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers, and in recent years, some electronic manufacturing services providers have acquired the ability to directly manufacture printed circuit boards. If a significant number of our electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer base might shrink and our business and net sales might decline substantially. In addition, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business and results of operations also may suffer.

Our manufacturing process depends on the collective industry experience of our employees in our industry. If these employees were to leave us and take this knowledge with them, our manufacturing process might suffer, and we might not be able to compete effectively.

      We have no patent or trade secret protection for our manufacturing process, but instead rely on the collective experience of our employees in the manufacturing process to ensure we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of our employees involved in our manufacturing process were to leave our employment and we were not able to replace these people with new employees with comparable experience, our manufacturing process might suffer because we might be unable to keep up with innovations in the industry. As a result, we might not be able to continue to compete effectively.

We may be exposed to intellectual property infringement claims by third parties that could be costly to defend, could divert management’s attention and resources and, if successful, could result in liability.

      We could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. For example, we were recently informed that our use in the past of a chemical solution in our manufacturing process may have infringed upon the intellectual property rights of the holder of the patent of the chemical solution. Although no legal action has been taken against us, any claims relating to this alleged infringement, even if not meritorious, could result in costly litigation and divert management’s attention and resources. In addition, if we are unsuccessful in disputing this assertion, we could be required to pay royalties or damages for our past use of the chemical solution. We no longer use the chemical solution in our manufacturing process.

If the public confuses us with similarly named companies, our business could suffer.

      It is possible that other companies will adopt trade names similar to ours which would impede our ability to build brand identity and possibly lead to customer confusion. Although we have applied for trademark protection of TTM Technologies, we have not yet received this trademark protection. We are aware of at least one other company using “Pacific Circuits” as part of its corporate name and of another company using “TTM Technologies” as part of its corporate name. This may cause confusion as to the source, quality and dependability of our product which may, in turn, dilute our brand name and harm our reputation.

Our business may suffer if any of our key senior executives discontinues employment with us or if we are unable to recruit and retain highly skilled engineering and sales staff.

      Our future success depends to a large extent on the services of our key managerial employees, particularly Kent Alder, our chief executive officer. Although we have entered into employment agreements with Mr. Alder and other executive officers, we may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. Our business also depends on our continuing ability to recruit, train and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense, and the loss of these employees could harm our business. In addition, it may be difficult and costly for us to retain hourly skilled employees, particularly in our Burlington, Washington facility, where there is a shortage of skilled labor. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.

      We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Because our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers, which we may be legally required to compensate them for. Although our purchase orders generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

Power outages that currently impact companies with facilities in California may adversely affect our California facilities.

      We conduct substantial operations in the state of California and rely on a continuous power supply to conduct operations. California’s current energy crisis could substantially disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our Santa Ana facility. Any such interruption in the power supply at our Santa Ana facility could interrupt our operations and disrupt communications with our customers and suppliers. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, the deregulation of the energy industry instituted in 1996 by the California state government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, which will have a negative effect on our operating results.

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

      Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations, and we are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling or disposal might require a high level of unplanned capital investment and/or relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, financial condition and results of operations.

      In July 1998, we experienced an explosion at our wastewater-treatment facility in Redmond caused by operator error. No injuries resulted, and the treatment system was completely repaired within 45 days. Our management estimates the impact of lost revenues as a result of the incident was $1.8 million. The treatment system is currently fully operational and with all necessary permits. We have taken precautions at this facility to prevent such an incident from occurring again, such as increasing ventilation as well as upgrading process plumbing and chemical delivery systems. Our Burlington and Santa Ana facilities have already taken such preventive measures. Accordingly, we do not believe there is a risk of a similar incident occurring at these facilities.

Our major stockholder has significant influence over our business and could delay, deter or prevent a change of control or other business combination.

      As of April 2, 2001, Circuit Holdings held approximately 50.9% of our outstanding stock. Thayer Capital Partners controls three entities that together own approximately 60.0% of Circuit Holdings and beneficially own 59.3% of our shares. Two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital Partners does not own any interests in our competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other stockholders, particularly if Thayer Capital Partners decided to sell its controlling interest in us. By virtue of its stock ownership and board representation, Thayer Capital Partners has a significant influence over all matters submitted to our board and our stockholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its concentration of voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public stockholders.

      In addition, Thayer Capital Partners has historically worked closely with Brockway Moran & Partners, Inc. in managing our company and in structuring our leveraged recapitalization and acquisition of Power Circuits. Brockway Moran & Partners Fund, L.P. owns the remaining approximately 40.0% of Circuit Holdings. In addition, two of our directors are representatives of Brockway Moran & Partners. Although there is no legal agreement requiring Thayer Capital Partners and Brockway Moran & Partners to vote their shares together or for their representatives on our board to vote together, given their relationship in the past, these two entities may continue to work together, in which case they would control our board and exercise voting control over approximately 65.0% of our shares.

Our stock price may be volatile, and our stock may be thinly traded, which could cause investors to lose all or part of their investments in our stock.

      The stock market has recently experienced volatility that has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline regardless of our actual operating performance, and investors could lose a substantial part of their investments. In addition, prior to our initial public offering in September 2000, our stock could not be bought or sold on a public market. If an active public market for our stock is not sustained in the future, it may be difficult to resell our stock. The market price of our common stock will likely fluctuate in response to a number of factors including the following:

•	our failure to meet the performance estimates of securities analysts;

•	changes in financial estimates of our revenues and operating results by securities analysts;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions; and

•	general stock market conditions.

      Recently, when the market price of a company’s stock has been volatile, stockholders have often instituted securities class action litigation against the company. If a class action lawsuit is filed against us, we could incur substantial costs defending the lawsuit, and management time and attention would be diverted. An adverse judgment could cause our financial condition or operating results to suffer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our senior credit facility bears interest at floating rates. We reduce our exposure to interest rate risks through a swap agreement. Under the terms of our current swap agreement, we pay a maximum annual rate of 6.36% applied to a notional amount of $33,612,500 as of April 2, 2001. The swap agreement expires on December 31, 2001.

      The revolving loan bears interest ranging from 1.09% to 2.0% per annum plus the applicable LIBOR or from 0.0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      For the three months ended April 2, 2001, there are no legal proceedings to which we are a party or to which any of our properties are subject, other than routine litigation incident to our business that is covered by insurance or an indemnity or that we do not expect to have a material adverse effect on our company. It is possible, however, that we could incur claims for which we are not insured or that exceed the amount of our insurance coverage.

Item 2. Changes in Securities

      Not Applicable

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — None

(b)	We did not file any reports on Form 8-K during the three months ended April 2, 2001

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated:	May 17, 2001	/s/ Kenton K. Alder

Kenton K. Alder President and Chief Executive Officer

Dated:	May 17, 2001	/s/ Stacey M. Peterson

Stacey M. Peterson Chief Financial Officer and Secretary