Form 10-Q
period 2001-07-02
TTM TECHNOLOGIES INC
filed 2001-08-16
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2001

Commission File Number: 0-31285

TTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1033443 (I.R.S. Employer Identification No.)

17550 N.E. 67TH COURT, REDMOND, WASHINGTON 98052
(Address of principal executive offices)

(425) 883-7575
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Number of shares of common stock, no par value, of registrant outstanding at August 10, 2001: 37,547,504

Page

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

As of July 2, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Operations

For the fiscal quarter and two fiscal quarters ended July 2, 2001 and July 3, 2000	4

Condensed Consolidated Statements of Cash Flows

For the two fiscal quarters ended July 2, 2001 and July 3, 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Changes in Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits and Reports on Form 8-K	23

SIGNATURES	24

Item 1. Financial Statements

TTM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	July 2, 2001	December 31, 2000

Assets
Current assets:

Cash	$26,447	$9,294

Accounts receivable, net of allowances of $3,331 and $3,700, respectively	13,253	33,690

Inventories	3,854	6,893

Prepaid expenses and other	546	419

Income tax receivable	3,623	—

Total current assets	47,723	50,296

Property, plant and equipment, at cost:

Land	3,415	3,415

Machinery and equipment	56,154	50,192

Buildings and improvements	13,436	13,236

Furniture and fixtures	476	425

Automobiles	119	150

	73,600	67,418

Less accumulated depreciation	(26,663)	(22,644)

Property, plant and equipment, net	46,937	44,774

Other assets:

Debt issuance costs, net of accumulated amortization of $31 and $10, respectively	175	196

Deferred income taxes	20,743	21,826

Goodwill and other intangibles, net of accumulated amortization of $9,443 and $7,040, respectively	80,624	83,028

Other	2,697	2,013

Total other assets	104,239	107,063

	$198,899	$202,133

Liabilities and Shareholders’ Equity

Current liabilities:

Current maturities of long-term debt	$7,594	$7,031

Accounts payable	5,096	9,984

Accrued salaries, wages and benefits	4,385	6,243

Income taxes payable	—	3,256

Other accrued expenses	1,610	1,596

Total current liabilities	18,685	28,110

Long-term debt, less current maturities	32,344	36,281

Shareholders’ equity:

Common stock, no par value; 100,000 shares authorized, 37,491 and 37,349 shares issued and outstanding, respectively	133,507	132,937

Retained earnings	14,825	5,085

Accumulated other comprehensive loss	(208)	—

Deferred stock-based compensation	(254)	(280)

Total shareholders’ equity	147,870	137,742

	$198,899	$202,133

The accompanying notes are an integral part of these condensed consolidated statements.

TTM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended

	July 2, 2001	July 3, 2000	July 2, 2001	July 3, 2000

Net sales	$30,666	$46,080	$76,668	$88,160

Cost of goods sold	22,905	31,028	50,610	60,830

Gross profit	7,761	15,052	26,058	27,330

Operating expenses:

Selling and marketing	1,907	2,143	4,371	4,022

General and administrative	844	2,153	2,921	3,397

Amortization of intangibles	1,202	1,202	2,404	2,404

Amortization of deferred retention bonus	—	462	—	924

Management fees	—	350	—	500

Total operating expenses	3,953	6,310	9,696	11,247

Operating income	3,808	8,742	16,362	16,083

Other income (expense):

Interest expense	(668)	(3,816)	(1,532)	(7,627)

Amortization of debt issuance costs	(10)	(254)	(21)	(495)

Other, net	275	100	434	209

Total other expense, net	(403)	(3,970)	(1,119)	(7,913)

Income before income taxes	3,405	4,772	15,243	8,170

Income tax provision	(1,227)	(1,757)	(5,503)	(3,032)

Net income	$2,178	$3,015	$9,740	$5,138

Earnings per share:

Basic	$.06	$.10	$.26	$.17

Diluted	$.06	$.09	$.25	$.16

The accompanying notes are an integral part of these condensed consolidated statements.

TTM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Two Quarters Ended

	July 2, 2001	July 3, 2000

Cash flows from operating activities:

Net income	$9,740	$5,138

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization on property and equipment	4,048	2,375

Amortization of goodwill and other intangible assets	2,404	2,404

Amortization of deferred stock-based compensation	26	15

Amortization of debt issuance costs	21	479

Amortization of deferred retention bonus	—	924

Non-cash interest on long-term liabilities	—	323

Deferred income taxes	1,083	2,429

Net gain on sale of property and equipment	12	2

Changes in operating assets and liabilities:

Accounts receivable, net	20,437	(6,984)

Inventories	3,039	977

Income tax receivable	(3,427)	533

Prepaid expenses and other	(128)	(18)

Accounts payable	(4,888)	134

Accrued expenses	(2,051)	3,356

Income taxes payable	(3,256)	—

Net cash provided by operating activities	27,060	12,087

Cash flows from investing activities:

Purchase of property and equipment	(6,235)	(4,843)

Proceeds from sale of property and equipment	11	19

Equipment and other deposits	(683)	—

Net cash used in investing activities	(6,907)	(4,824)

Cash flows from financing activities:

Principal payments on long-term debt	(3,375)	(7,780)

Common stock offering costs	—	(234)

Proceeds from exercise of common stock options	375	—

Net cash used in financing activities	(3,000)	(8,014)

Net increase (decrease) in cash and cash equivalents	17,153	(751)

Cash at beginning of period	9,294	1,316

Cash at end of period	$26,447	$565

Supplemental cash flow information:

Cash paid for interest	$1,516	$7,181

Cash paid for income taxes	11,103	—

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

2. Earnings Per Common Share

     The following is a reconciliation of the numerator and denominator used to calculate basic earnings per common share and diluted earnings per common share for the quarter and two quarters ended July 2, 2001 and July 3, 2000 (in thousands, except per share amounts):

	Quarter Ended July 2, 2001			Quarter Ended July 3, 2000

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$2,178	37,441	$.06	$3,015	29,925	$.10

Effect of stock options and warrants		1,453			2,104

Diluted EPS	$2,178	38,894	$.06	$3,015	32,029	$.09

	Two Quarters Ended July 2, 2001			Two Quarters Ended July 3, 2000

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$9,740	37,397	$.26	$5,138	29,925	$.17

Effect of stock options and warrants		1,511			2,104

Diluted EPS	$9,740	38,908	$.25	$5,138	32,029	$.16

     The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. As of July 2, 2001, options to purchase 451,130 shares of common stock were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the second fiscal quarter 2001.

3. Common Stock Transactions

     During the two quarters ended July 2, 2001, the Company issued options to purchase 20,000 shares of common stock at $14.88 per share to a director, options to purchase 10,000 shares of common stock at $6.35 per share to a senior manager and options to purchase 99,000 shares of common stock at $6.73 per share to several other managers.

     During the two quarters ended July 2, 2001, employees exercised stock options to purchase 142,396 shares of common stock at $2.63 per share for total proceeds of $374,501. The Company recorded a tax benefit of approximately $195,000 as an increase to common stock for certain nonqualified options that were exercised during the two quarters ended July 2, 2001.

     At July 2, 2001, there were outstanding options to purchase 2,696,735 shares of common stock with a weighted average price of $5.05.

4. Derivative Financial Instruments

     Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of SFAS 133 did not have a material effect on the Company’s consolidated financial statements.

     The Company uses interest rate swap agreements from financial institutions to manage interest rate risk on future interest payments. Under the current interest rate swap agreement, the Company receives a floating rate of interest on the notional principal amount of $32,175,000 based upon a three-month LIBOR rate in exchange for payment of a fixed rate of 5.08% per annum. Beginning September 2001, the notional principal amount will reduce to $30,737,000 until maturing in December 2001.

     The interest rate swap agreement is a cash flow hedge as it provides for payment of a fixed rate of interest, which is hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of the swap agreement is reported on the consolidated balance sheet in other accrued expenses, and the related loss on this agreement is deferred in shareholders’ equity as a component of other comprehensive loss. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payment being hedged is recorded in income. If this agreement is determined to have hedge ineffectiveness, the gain or loss associated with the ineffective portion of this agreement is immediately recognized in income. For the two quarters ended July 2, 2001, the losses on the ineffective portion of the swap agreements were not material to the consolidated financial statements.

5. Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules beginning in the first quarter of 2002 or earlier for any acquisitions that occur prior to January 1, 2002. Also during 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company has not yet fully determined what the effect of these Statements will be on its results of operations and financial position. Goodwill amortization for the first two fiscal quarters 2001 was approximately $1.8 million.

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

     We support a strong and expanding customer base. We measure customers as those companies that place at least two orders in a 12-month period. As of July 2, 2001, we had approximately 585 customers, compared to approximately 490 customers as of July 3, 2000. We added more than 60 new customers in the second fiscal quarter 2001. Sales to our top 10 customers decreased from 51% of our net sales for the second fiscal quarter 2000 to 46% of our net sales for the second fiscal quarter 2001.

     The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	Second Fiscal Quarter

End Markets	2000	2001

Networking	31.5%	35.9%

High-End Computing	26.7	14.3

Industrial/Medical	20.9	27.3

Computer Peripherals	11.2	11.8

Handheld/Cellular	4.2	7.0

Other	5.5	3.7

Total	100.0%	100.0%

     This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Second Fiscal Quarter 2001 Compared to the Second Fiscal Quarter 2000

Net Sales

     Net sales decreased $15.4 million, or 33.4%, from $46.1 million for the second fiscal quarter 2000 to $30.7 million for the second fiscal quarter 2001. This decrease resulted from a decline in the volume of printed circuit boards produced. The decline in sales was partially offset by higher pricing levels for all of our products due to a higher proportion of quick-turn and advanced technology printed circuit boards.

Cost of Goods Sold

     Cost of goods sold decreased $8.1 million, or 26.2%, from $31.0 million for the second fiscal quarter 2000 to $22.9 million for the second fiscal quarter 2001. Lower cost of goods sold resulted from a decline in the number of printed circuit board units produced, a reduced work force and reduced employee overtime. This decrease was partially offset by higher depreciation expense.

Gross Profit

     Gross profit decreased $7.3 million, or 48.4%, from $15.1 million for the second fiscal quarter 2000 to $7.8 million for the second fiscal quarter 2001. This decrease in gross profit resulted from a lower volume of printed circuit boards produced, partially offset by higher pricing levels for all of our products due to a higher proportion of quick-turn and advanced technology printed circuit boards. Our gross profit margin was 25.3% during the second fiscal quarter 2001, compared to 32.7% for the second fiscal quarter 2000. Gross profit margin decreased due to a higher level of fixed expenses on a smaller sales base.

Operating Expenses

     Sales and marketing expenses decreased $0.2 million from $2.1 million for the second fiscal quarter 2000 to $1.9 million for the second fiscal quarter 2001. This decrease resulted primarily from lower sales commissions related to the lower volume of printed circuit boards produced in the second fiscal quarter 2001. This decrease was partially offset by higher commissions related to a higher proportion of quick-turn sales, for which we pay a higher commission rate.

     General and administrative expenses decreased $1.4 million from $2.2 million for the second fiscal quarter 2000 to $0.8 million for the second fiscal quarter 2001. This decrease resulted from a lower bad debt provision and lower incentive compensation expense. The lower bad debt provision was due to improved aging of accounts receivable.

     Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $1.2 million for both the second fiscal quarter 2001 and the second fiscal quarter 2000.

     With the proceeds of our initial public offering in September 2000, we bought out our deferred retention bonus plan. Therefore, we recorded no amortization of the deferred retention bonus in the second fiscal quarter 2001 as compared to $0.5 million for the second fiscal quarter 2000.

     In conjunction with our initial public offering in September 2000, we amended and consolidated our management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. Under the amended agreement, we are not required to pay management and consulting fees, although we are required to pay financial advisory fees in the event of certain transactions as defined in the amended agreement. We had no management fees and related expenses in the second fiscal quarter 2001, compared to $0.4 million in the second fiscal quarter 2000.

Interest Expense

     Interest expense decreased $3.1 million from $3.8 million for the second fiscal quarter 2000 to $0.7 million for the second fiscal quarter 2001. This decrease resulted from our repayment of indebtedness with the proceeds of our initial public offering. This repayment significantly reduced our debt and decreased our accompanying level of interest expense.

Amortization of Debt Issuance Costs

     Amortization of debt issuance costs decreased $244,000 from $254,000 for the second fiscal quarter 2000 to $10,000 for the second fiscal quarter 2001. As a result of our repayment of indebtedness and the refinancing of our senior credit facility in September 2000, we wrote off a significant portion of our debt issuance costs.

Interest Income and Other, Net

     Interest income and other, net, which includes rental income, increased $175,000 from income of $100,000 for the second fiscal quarter 2000 to income of $275,000 for the second fiscal quarter 2001. This increase was due to increased interest income earned on our higher average cash balance during the second fiscal quarter 2001. Rental income decreased from $52,000 for the second fiscal quarter 2000 to $6,000 for the second fiscal quarter 2001 due to the termination of a lease to allow for the expansion of our Santa Ana facility.

Income Taxes

     The provision for income taxes decreased from $1.8 million for the second fiscal quarter 2000 to $1.2 million for the second fiscal quarter 2001. This decrease resulted from lower pre-tax income in the second fiscal quarter 2001. Our effective tax rate for the second fiscal quarter 2001 was 36%, compared to 36.8% for the same period in fiscal 2000. We expect to have a 36% effective tax rate for fiscal 2001.

First Two Fiscal Quarters 2001 Compared to the First Two Fiscal Quarters 2000

Net Sales

     Net sales decreased $11.5 million, or 13.0%, from $88.2 million for the first two fiscal quarters 2000 to $76.7 million for the first two fiscal quarters 2001. This decrease resulted from a decline in the volume of printed circuit boards produced. The decline in sales was partially offset by higher pricing levels for all of our products due to a higher proportion of quick-turn and advanced technology printed circuit boards.

Cost of Goods Sold

     Cost of goods sold decreased $10.2 million, or 16.8%, from $60.8 million for the first two fiscal quarters 2000 to $50.6 million for the first two fiscal quarters 2001. Lower cost of goods sold resulted from a decline in the number of printed circuit board units produced, a reduced work force and reduced employee overtime. This decrease was partially offset by higher depreciation expense.

Gross Profit

     Gross profit decreased $1.2 million, or 4.7%, from $27.3 million during the first two fiscal quarters 2000 to $26.1 million during the first two fiscal quarters 2001. The decrease in gross profit resulted from a lower volume of printed circuit boards produced, partially offset by generally higher pricing levels for all of our products. Our gross profit margin improved from 31.0% during the first two fiscal quarters 2000 to 34.0% for the first two fiscal quarters 2001 due primarily to higher pricing levels and an improved mix of higher margin quick-turn and advanced technology printed circuit boards.

Operating Expenses

     Sales and marketing expenses increased $0.4 million from $4.0 million for the first two fiscal quarters 2000 to $4.4 million for the first two fiscal quarters 2001. The increase resulted from higher commissions related to a higher proportion of quick-turn sales, for which we pay a higher commission rate, as well as an expansion of our direct sales force.

     General and administrative expenses decreased $0.5 million from $3.4 million for the first two fiscal quarters 2000 to $2.9 million for the first two fiscal quarters 2001. This decrease was due to a decline in the bad debt provision as well as lower legal expenses, partially offset by increased costs associated with being a public company. The lower bad debt provision was due to improved aging of accounts receivable.

     Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles totaled $2.4 million for both the first two fiscal quarters 2000 and the first two fiscal quarters 2001.

     With the proceeds of our initial public offering in September 2000, we bought out our deferred retention bonus plan. Therefore, we recorded no amortization of the deferred retention bonus in the first two fiscal quarters 2001 as compared to $0.9 million for the first two fiscal quarters 2000.

     In conjunction with our initial public offering in September 2000, we amended and consolidated our management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. Under the amended agreement, we are not required to pay management and consulting fees, although we are required to pay financial advisory fees in the event of certain transactions as defined in the amended agreement. We had no management fees and related expenses in the first two fiscal quarters 2001, compared to $0.5 million in the first two fiscal quarters 2000.

Interest Expense

     Interest expense decreased $6.1 million from $7.6 million for the first two fiscal quarters 2000 to $1.5 million for the first two fiscal quarters 2001. This decrease resulted from our repayment of indebtedness with the proceeds of our initial public offering. This repayment significantly reduced our debt and decreased our accompanying level of interest expense.

Amortization of Debt Issuance Costs

     Amortization of debt issuance costs decreased $474,000 from $495,000 for the first two fiscal quarters 2000 to $21,000 for the first two fiscal quarters 2001. As a result of our repayment of indebtedness and the refinancing of our senior credit facility in September 2000, we wrote off a significant portion of our debt issuance costs.

Interest Income and Other, Net

     Interest income and other, net, which includes rental income, increased $225,000 from $209,000 for the first two fiscal quarters 2000 to $434,000 for the first two fiscal quarters 2001. This increase was due to increased interest income earned on our higher average cash balance during the first two fiscal quarters 2001. Rental income decreased from $116,000 for the first two fiscal quarters 2000 to a net expense of $106,000 during the first two fiscal quarters 2001 due to a lease termination payment to allow for the expansion of our Santa Ana, California, facility.

Income Taxes

     The provision for income taxes increased from $3.0 million for the first two fiscal quarters 2000 to $5.5 million for the first two fiscal quarters 2001. This increase resulted from higher pre-tax income due to lower expenses during the first two fiscal quarters 2001, compared to the first two fiscal quarters 2000. Our effective tax rate for the first two fiscal quarters 2001 was 36%, compared to 37.1% for the same periods in fiscal 2000. We expect to have a 36% effective tax rate for fiscal 2001.

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

     Net cash provided by operating activities was $27.1 million for the first two fiscal quarters 2001, compared to net cash provided by operating activities of $12.1 million for the first two fiscal quarters 2000. The difference between our net income in the first two fiscal quarters 2001 of $9.7 million and our $27.1 million operating cash flow was primarily attributable to a $20.4 million decrease in accounts receivable, $6.5 million of depreciation and amortization expense, a $3.0 million decrease in inventories and a $1.0 million decrease in the deferred income tax asset, partially offset by a $4.9 million decrease in accounts payable, a $3.4 million increase in income taxes receivable, a $3.3 million decrease in income taxes payable and a $2.1 million decrease in accrued expenses.

     Net cash used in investing activities was $6.9 million for the first two fiscal quarters 2001, compared to net cash used in investing activities of $4.8 million for the first two fiscal quarters 2000. The increase was due to increased deposits on and purchases of property and equipment during the first two fiscal quarters 2001. We are currently expanding our quick-turn production capacity in our Santa Ana, California, facility and increasing the technological capabilities of our Washington state facilities.

     Net cash used in financing activities was $3.0 million in the first two fiscal quarters 2001, compared to net cash used in financing activities of $8.0 million in the first two fiscal quarters 2000. This decrease was due to lower principal payments on long-term debt in 2001. We reduced our long-term debt by approximately $92.8 million with the proceeds from our initial public offering in September 2000. As a result, our principal payments on long-term debt have decreased.

     Effective September 29, 2000, we entered into an amended and restated agreement and refinanced all remaining amounts outstanding under our existing senior credit facility. Under the new agreement, we borrowed $45.0 million under a term loan. The term loan bears interest ranging from LIBOR plus 1% to 2% or the Alternate Base Rate (as defined in the agreement) plus 0% to 0.5% and is due in quarterly payments of various amounts through September 30, 2005. The new agreement also provides for a revolving loan commitment for up to $25.0 million, which bears interest at LIBOR plus 1% to 2% or the Alternate Base rate plus 0% to 0.5% and expires September 29, 2005. As of July 2, 2001, we had outstanding term loan borrowings of $39.9 million and no borrowings on our revolving loan facility. As of July 2, 2001, the term loan and the revolving loan had an interest rate of 4.71%. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The new credit facility contains financial covenants customary for this type of financing. As of July 2, 2001, we were in compliance with the covenants.

     Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet the debt service requirements, capital expenditures and working capital needs of our current operations for at least the next 12 months. We may require additional financing if we decide to consummate additional acquisitions. See “Factors That May Affect Future Results.”

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules beginning in the first quarter of 2002 or earlier for any acquisitions that occur prior to January 1, 2002. Also during 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company has not yet fully determined what the effect of these Statements will be on its results of operations and financial position. Goodwill amortization for the first two fiscal quarters 2001 was approximately $1.8 million.

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

     A small number of customers is responsible for a significant portion of our net sales. ATL Ultrasound accounted for 8.7% of our net sales in the second fiscal quarter 2001, and Solectron accounted for 8.5% of our net sales in the second fiscal quarter 2001. Sales to Compaq, including sales to Compaq-directed electronic manufacturing services providers, accounted for 4.9% of our net sales in the second fiscal quarter 2001. Our 10 largest customers accounted for approximately 46.0% of our net sales in the second fiscal quarter 2001. Our principal customers may not continue to purchase products from us at past levels, and we expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

     A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, even a relatively small shortfall in net sales would decrease our gross margins. In addition, we have historically experienced lower sales in our second and third fiscal quarters due to patterns in the capital budgeting and purchasing cycles of our customers and our end-markets served. In particular, the seasonality of the computer industry impacts the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

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

     At July 2, 2001, we had approximately $39.9 million of debt. In addition, subject to the restrictions under our various debt agreements, we may incur significant additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

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

     We consummated our acquisition of Power Circuits, located in Santa Ana, California, in July 1999. We are currently implementing a new financial and accounting management information system at our Santa Ana facility. We may not be able to link this management information and control system in an efficient and timely manner with the financial and accounting management information system at our two other facilities.

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

     As of July 2, 2001, our consolidated balance sheet reflected $80.6 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist of goodwill and other identifiable intangibles relating to our acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. We continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized. In connection with our adoption of SFAS 142 (See “Recently Issued Accounting Standards”), our impairment testing methodology will change. We may be required to write down intangible assets in future periods.

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

     In the second fiscal quarter 2001, approximately 26% of our net sales were to electronic manufacturing services providers. Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers, and in recent years, some electronic manufacturing services providers have acquired the ability to directly manufacture printed circuit boards. If a significant number of our electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer base might shrink and our business and net sales might decline substantially. In addition, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business and results of operations also may suffer.

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

     We could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. For example, we were informed that our use in the past of a chemical solution in our manufacturing process might have infringed upon the intellectual property rights of the holder of the patent of the chemical solution. Although no legal action has been taken against us, any claims relating to this alleged infringement, even if not meritorious, could result in costly litigation and divert management’s attention and resources. In addition, if we are unsuccessful in disputing this assertion, we could be required to pay royalties or damages for our past use of the chemical solution. We no longer use the chemical solution in our manufacturing process.

If the public confuses us with similarly named companies, our business could suffer.

     It is possible that other companies will adopt trade names similar to ours, which would impede our ability to build brand identity and possibly lead to customer confusion. Although we have applied for trademark protection of TTM Technologies, we have not yet received this trademark protection. We are aware of at least one other company using “Pacific Circuits” as part of its corporate name and of another company using “TTM Technologies” as part of its corporate name. This may cause confusion as to the source, quality and dependability of our product that may, in turn, dilute our brand name and harm our reputation.

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

     As of July 2, 2001, Circuit Holdings held approximately 50.7% of our outstanding stock. Thayer Capital Partners controls three entities that together own approximately 60.0% of Circuit Holdings and beneficially own 59.1% of our shares. Two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital Partners does not own any interests in our competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other stockholders, particularly if Thayer Capital Partners decided to sell its controlling interest in us. By virtue of its stock ownership and board representation, Thayer Capital Partners has a significant influence over all matters submitted to our board and our stockholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its concentration of voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public stockholders.

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

Substantially all of our shares are eligible for sale in the public market, and the sale of such shares could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. Our senior credit facility bears interest at floating rates. We reduce our exposure to interest rate risks through a swap agreement. Under the terms of our current swap agreement, we exchange our LIBOR rate for a fixed rate of 5.1% applied to a notional amount of $32.2 million as of July 2, 2001. Accordingly, as of July 2, 2001, our effective interest rate on our outstanding borrowings of $39.9 million was approximately 5.8%, which includes the effect of our swap agreement. The swap agreement expires on December 31, 2001.

     The revolving loan bears interest ranging from 1.09% to 2.0% per annum plus the applicable LIBOR or from 0.0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For the three months ended July 2, 2001, there are no legal proceedings to which we are a party or to which any of our properties are subject, other than routine litigation incident to our business that is covered by insurance or an indemnity or that we do not expect to have a material adverse effect on our company. It is possible, however, that we could incur claims for which we are not insured or that exceed the amount of our insurance coverage.

Item 2. Changes in Securities

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s 2001 Annual Meeting of Shareholders was held on June 28, 2001. James K. Bass and Philip M. Carpenter III were elected to the Company’s Board of Directors to serve as directors until their successors are elected and qualified. The tabulation of votes on such matter is as follows:

Name	For	Withheld

James K. Bass	33,402,971	7,953

Philip M. Carpenter III	33,378,689	32,205

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits —None

     (b)  We did not file any reports on Form 8-K during the three months ended July 2, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated: August 16, 2001	/s/ Kenton K. Alder Kenton K. Alder President and Chief Executive Officer

Dated: August 16, 2001	/s/ Stacey M. Peterson Stacey M. Peterson Chief Financial Officer and Secretary