Form 10-Q
period 2001-10-01
TTM TECHNOLOGIES INC
filed 2001-11-15
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2001

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
Yes    X      No

Number of shares of common stock, no par value, of registrant outstanding at November 13, 2001: 37,566,250

TTM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited with amounts in thousands)

	October 1, 2001	December 31, 2000

Assets

Current assets:

Cash	$24,083	$9,294

Accounts receivable, net of allowances of $2,750 and $3,700, respectively	13,111	33,690

Inventories	4,068	6,893

Prepaid expenses and other	408	419

Income taxes receivable	3,866	—

Total current assets	45,536	50,296

Property, plant and equipment, at cost:

Land	3,415	3,415

Machinery and equipment	56,510	50,192

Buildings and improvements	13,496	13,236

Furniture and fixtures	476	425

Automobiles	141	150

	74,038	67,418

Less accumulated depreciation	(27,794)	(22,644)

Property, plant and equipment, net	46,244	44,774

Other assets:

Debt issuance costs, net	165	196

Deferred income taxes	20,042	21,826

Goodwill and other intangibles, net	79,422	83,028

Deposits and other	4,381	2,013

Total other assets	104,010	107,063

	$195,790	$202,133

Liabilities and Shareholders’ Equity

Current liabilities:

Current maturities of long-term debt	$4,219	$7,031

Accounts payable	5,871	9,984

Accrued salaries, wages and benefits	4,883	6,243

Income taxes payable	—	3,256

Other accrued expenses	1,267	1,596

Total current liabilities	16,240	28,110

Long-term debt, less current maturities	30,375	36,281

Shareholders’ Equity:

Common stock, no par value; 100,000 shares authorized, 37,565 and 37,349 shares issued and outstanding, respectively	133,811	132,937

Retained earnings	15,804	5,085

Accumulated other comprehensive loss	(199)	—

Deferred stock-based compensation	(241)	(280)

Total shareholders’ equity	149,175	137,742

	$195,790	$202,133

TTM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended		Three Quarters Ended

	October 1,	October 2,	October 1,	October 2,
	2001	2000	2001	2000

Net sales	$26,895	$55,060	$103,562	$143,220

Cost of goods sold	21,021	33,588	71,631	94,418

Gross profit	5,874	21,472	31,931	48,802

Operating expenses:

Selling and marketing	1,490	2,912	5,861	6,939

General and administrative	1,168	2,037	4,088	5,429

Amortization of intangibles	1,202	1,204	3,606	3,608

Amortization of deferred retention bonus	—	4,546	—	5,470

Management fees	—	1,650	—	2,150

Total operating expenses	3,860	12,349	13,555	23,596

Operating income	2,014	9,123	18,376	25,206

Other income (expense):

Interest expense	(569)	(3,570)	(2,102)	(11,197)

Amortization of debt issuance costs	(10)	(236)	(30)	(731)

Other, net	96	(85)	529	124

Total other expense, net	(483)	(3,891)	(1,603)	(11,804)

Income before income taxes and extraordinary item	1,531	5,232	16,773	13,402

Income tax (provision) benefit	(552)	11,763	(6,055)	8,731

Net income before extraordinary items	979	16,995	10,718	22,133

Extraordinary item, loss on early extinguishments of debt, net of tax Benefit	—	(6,792)	—	(6,792)

Net income	$979	$10,203	$10,718	$15,341

Basic earnings per share:

Income before extraordinary item	$.03	$.55	$.29	$.73

Extraordinary item	—	(.22)	—	(.22)

Net income	.03	.33	.29	.51

Diluted earnings per share:

Income before extraordinary item	$.03	$.50	$.28	$.68

Extraordinary item	—	(.20)	—	(.21)

Net income	.03	.30	.28	.47

TTM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)

	Three Quarters Ended

	October 1, 2001	October 2, 2000

Cash flows from operating activities:

Net income	$10,718	$15,341

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization on property and equipment	6,167	4,025

Amortization of goodwill and other intangible assets	3,606	3,608

Amortization of deferred stock-based compensation	39	29

Amortization and write-off of debt issuance costs	30	4,396

Amortization and write-off of deferred retention bonus	—	5,469

Non-cash interest on long-term liabilities	—	476

Loss on early retirement of subordinated liabilities	—	6,266

Non-cash compensation expense related to issuance of common stock to employees	—	1,133

Deferred income taxes	1,784	(11,877)

Loss on sale of property and equipment	119	192

Changes in operating assets and liabilities:

Accounts receivable, net	20,579	(12,977)

Inventories	2,825	5

Income taxes receivable	(3,576)	(393)

Prepaid expenses and other	11	66

Debt issuance costs	—	(222)

Accounts payable	(3,487)	2,909

Accrued expenses and other	(2,513)	4,142

Income taxes payable	(3,256)	—

Net cash provided by operating activities	33,046	22,588

Cash flows from investing activities:

Purchase of property and equipment	(7,853)	(8,823)

Proceeds from sale of property and equipment	97	20

Equipment and other deposits	(2,367)	(2,177)

Net cash used in investing activities	(10,123)	(10,980)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	—	59,000

Principal payments on long-term debt	(8,719)	(136,106)

Sale of common stock for cash, net of offering costs	—	79,522

Proceeds from exercise of common stock options	585	281

Payments on deferred retention bonus payable	—	(10,800)

Net cash used in financing activities	(8,134)	(8,103)

Net increase in cash and cash equivalents	14,789	3,505

Cash at beginning of period	9,294	1,316

Cash at end of period	$24,083	$4,821

Supplemental cash flow information:

Cash paid for interest	$2,087	$9,431

Cash paid for income taxes	11,103	525

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

         2.     Earnings Per Common Share

         The following is a reconciliation of the numerator and denominator used to calculate basic earnings per common share and diluted earnings per common share for the quarter and three quarters ended October 1, 2001, and October 2, 2000 (in thousands, except per share amounts):

	Quarter Ended October 1, 2001			Quarter Ended October 2, 2000

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$979	37,544	$.03	$10,203	30,677	$.33

Effect of stock options and warrants		1,318			2,913

Diluted EPS	$979	38,862	$.03	$10,203	33,590	$.30

	Three Quarters Ended October 1, 2001			Three Quarters Ended October 2, 2000

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$10,718	37,455	$.29	$15,341	30,173	$.51

Effect of stock options and warrants		1,438			2,370

Diluted EPS	$10,718	38,893	$.28	$15,341	32,543	$.47

                  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. As of October 1, 2001, options to purchase 451,130 shares of common stock were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the third fiscal quarter 2001.

         3.     Common Stock Transactions

         During the three quarters ended October 1, 2001, the Company issued options to purchase 172,000 shares of common stock at a weighted-average exercise price of $8.15 per share.

         During the three quarters ended October 1, 2001, employees exercised stock options to purchase 211,682 shares of common stock at $2.63 per share and 4,000 shares at $7.04 for total proceeds of $584,884. The Company recorded an income tax benefit of approximately $288,000 as an increase to common stock for certain nonqualified options that were exercised during the three quarters ended October 1, 2001.

         At October 1, 2001, there were outstanding options to purchase 2,666,449 shares of common stock with a weighted average price of $5.17.

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

         The Company uses interest rate swap agreements from financial institutions to manage interest rate risk on future interest payments. Under the current interest rate swap agreement, the Company receives a floating rate of interest on the notional principal amount of $30,737,500 based upon a three-month LIBOR rate in exchange for payment of a fixed rate of 5.08% per annum. This swap matures in December 2001.

                  The interest rate swap agreement is a cash flow hedge as it provides for payment of a fixed rate of interest, which is hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of the swap agreement is reported on the consolidated balance sheet in other accrued expenses, and the related loss on this agreement, which is a liability of $199,000 at October 1, 2001, is deferred in shareholders’ equity as a component of other comprehensive loss. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payment being hedged is recorded in income. If this agreement is determined to have hedge ineffectiveness, the gain or loss associated with the ineffective portion of this agreement is immediately recognized in income. For the three quarters ended October 1, 2001, the losses on the ineffective portion of the swap agreements were not material to the consolidated financial statements.

         5.     Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules beginning in the first quarter of 2002 or earlier for any acquisitions that occur prior to January 1, 2002. Also during 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these Statements will be on its results of operations and financial position. Goodwill amortization for the first three fiscal quarters 2001 was approximately $2.7 million.

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

                  We support a strong and expanding customer base. We measure customers as those companies that place at least two orders in a 12-month period. As of October 1, 2001, we had approximately 620 customers, compared to approximately 525 customers as of October 2, 2000. We added more than 45 new customers in the third fiscal quarter 2001. Sales to our top 10 customers increased from 49% of our net sales for the third fiscal quarter 2000 to 53% of our net sales for the third fiscal quarter 2001.

                  The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	Third Fiscal Quarter

End Markets	2000	2001

Networking/Communications	39.7%	28.6%

High-End Computing	24.9	25.8

Industrial/Medical	17.9	29.6

Computer Peripherals	8.8	8.4

Handheld/Cellular	5.3	2.6

Other	3.4	5.0

Total	100.0%	100.0%

                  This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Third Fiscal Quarter 2001 Compared to the Third Fiscal Quarter 2000

Net Sales

                  Net sales decreased $28.2 million, or 51.2%, from $55.1 million for the third fiscal quarter 2000 to $26.9 million for the third fiscal quarter 2001. This decrease resulted primarily from a decline in the volume of printed circuit boards sold as well as lower pricing levels. Net sales declined due to a significant downturn in the electronics industry and in the end markets served by the company, particularly the networking and communications end market.

Cost of Goods Sold

                  Cost of goods sold decreased $12.6 million, or 37.4%, from $33.6 million for the third fiscal quarter 2000 to $21.0 million for the third fiscal quarter 2001. Lower cost of goods sold resulted from a decline in the number of printed circuit board units sold, a work force reduction and decreased employee overtime, partially offset by higher depreciation expense. As a percentage of net sales, cost of goods sold increased from 61.0% for the third fiscal quarter 2000 to 78.2% for the third fiscal quarter 2001. Due to a reduced revenue base, we experienced an increase in unabsorbed manufacturing overhead, resulting in a higher cost of goods sold percentage.

Gross Profit

                  Gross profit decreased $15.6 million, or 72.6%, from $21.5 million for the third fiscal quarter 2000 to $5.9 million for the third fiscal quarter 2001. This decrease in gross profit resulted from a lower volume of printed circuit boards sold as well as lower pricing levels. Our gross margin was 21.8% during the third fiscal quarter 2001, compared to 39.0% for the third fiscal quarter 2000. Gross margin decreased due to lower pricing and lower absorption of fixed manufacturing expenses.

Operating Expenses

                  Sales and marketing expenses decreased $1.4 million, or 48.8%, from $2.9 million for the third fiscal quarter 2000 to $1.5 million for the third fiscal quarter 2001. The decrease resulted from lower commissions due to lower net sales levels in the third fiscal quarter 2001.

                  General and administrative expenses decreased $0.8 million from $2.0 million for the third fiscal quarter 2000 to $1.2 million for the third fiscal quarter 2001. This decrease resulted from a lower bad debt provision, a lower incentive compensation provision and lower accounting fees. The lower bad debt provision was due to a smaller accounts receivable balance and an improved aging of accounts receivable in the third fiscal quarter 2001.

                  Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $1.2 million for both the third fiscal quarter 2001 and the third fiscal quarter 2000.

                  With the proceeds of our initial public offering in September 2000, we bought out our deferred retention bonus plan. Therefore, we recorded no amortization of the deferred retention bonus in the third fiscal quarter 2001 as compared to $4.5 million for the third fiscal quarter 2000.

                  In conjunction with our initial public offering in September 2000, we amended and consolidated our management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. Under the amended agreement, we are not required to pay management and consulting fees, although we are required to pay financial advisory fees in the event of certain transactions as defined in the amended agreement. We had no management fees and related expenses in the third fiscal quarter 2001, compared to $1.7 million in the third fiscal quarter 2000.

Interest Expense

                  Interest expense decreased $3.0 million from $3.6 million for the third fiscal quarter 2000 to $0.6 million for the third fiscal quarter 2001. This decrease resulted from our repayment of indebtedness with the proceeds of our initial public offering during the third fiscal quarter 2000. This repayment significantly reduced our debt and decreased our accompanying level of interest expense.

Amortization of Debt Issuance Costs

                  Amortization of debt issuance costs decreased $226,000 from $236,000 for the third fiscal quarter 2000 to $10,000 for the third fiscal quarter 2001. As a result of our repayment of indebtedness and the refinancing of our senior credit facility in September 2000, we wrote off a significant portion of our debt issuance costs.

Interest Income and Other, Net

                  Interest income and other, net, which includes rental income, increased $181,000 from an expense of $85,000 for the third fiscal quarter 2000 to income of $96,000 for the third fiscal quarter 2001. This change was due to increased interest income earned on our higher average cash balance during the third fiscal quarter 2001. In the third fiscal quarter 2000, rental income of $43,000 was offset by a payment of $100,000 to the lessee to amend the lease to allow for the expansion of our Santa Ana, California, facility. We recorded no rental income during the third fiscal quarter 2001.

Income Taxes

                  The provision for income taxes increased from a benefit of $11.8 million for the third fiscal quarter 2000 to an expense of $552,000 for the third fiscal quarter 2001. The net benefit of $11.8 million for the third fiscal quarter 2000 was due to higher pretax income offset by a one-time $14.7 million benefit recorded from eliminating our deferred tax asset valuation allowance. Our effective tax rate for the third fiscal quarter 2001 was 36%, compared to 37% for the same period in fiscal 2000. We expect to have an effective tax rate of approximately 36% for fiscal 2001.

Extraordinary Item

                  In the third fiscal quarter 2000, we recorded a loss of $6.8 million, net of a tax benefit of $3.1 million, to extinguish subordinated debt obligations carried at a discount and to write off debt issuance costs related to repayments and refinancing of our senior credit facility. We recorded no extraordinary items in the third fiscal quarter 2001.

First Three Fiscal Quarters 2001 Compared to the First Three Fiscal Quarters 2000

Net Sales

                  Net sales decreased $39.6 million, or 27.7%, from $143.2 million for the first three fiscal quarters 2000 to $103.6 million for the first three fiscal quarters 2001. This decrease resulted from a decline in the volume of printed circuit boards sold. Net sales declined due to a significant downturn in the electronics industry and the end markets served by the company.

Cost of Goods Sold

                  Cost of goods sold decreased $22.8 million, or 24.1%, from $94.4 million for the first three fiscal quarters 2000 to $71.6 million for the first three fiscal quarters 2001. Lower cost of goods sold resulted from a decline in the number of printed circuit board units sold, a work force reduction and decreased employee overtime, partially offset by higher depreciation expense. As a percentage of net sales, cost of goods sold increased from 65.9% for the first three fiscal quarters 2000 to 69.2% for the first three fiscal quarters 2001. Due to a reduced revenue base, we experienced an increase in unabsorbed manufacturing overhead, resulting in a higher cost of goods sold percentage.

Gross Profit

                  Gross profit decreased $16.9 million, or 34.6%, from $48.8 million during the first three fiscal quarters 2000 to $31.9 million during the first three fiscal quarters 2001. The decrease in gross profit resulted from a lower volume of printed circuit boards sold. Our gross margin decreased from 34.1% during the first three fiscal quarters 2000 to 30.8% for the first three fiscal quarters 2001. Gross margin decreased due to lower absorption of fixed manufacturing expenses.

Operating Expenses

                  Sales and marketing expenses decreased $1.0 million from $6.9 million for the first three fiscal quarters 2000 to $5.9 million for the first three fiscal quarters 2001. The decrease resulted from lower commissions due to lower net sales levels in the first three fiscal quarters 2001.

                  General and administrative expenses decreased $1.3 million from $5.4 million for the first three fiscal quarters 2000 to $4.1 million for the first three fiscal quarters 2001. This decrease was due primarily to a decline in bad debt and incentive compensation expense, partially offset by increased costs associated with being a public company. The lower bad debt provision was due to a smaller accounts receivable balance and an improved aging of accounts receivable in the first three fiscal quarters 2001.

                  Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles totaled $3.6 million for both the first three fiscal quarters 2000 and the first three fiscal quarters 2001.

                  With the proceeds of our initial public offering in September 2000, we bought out our deferred retention bonus plan. Therefore, we recorded no amortization of the deferred retention bonus in the first three fiscal quarters 2001 as compared to $5.5 million for the first three fiscal quarters 2000.

                  In conjunction with our initial public offering in September 2000, we amended and consolidated our management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. Under the amended agreement, we are not required to pay management and consulting fees, although we are required to pay financial advisory fees in the event of certain transactions as defined in the amended agreement. We had no management fees and related expenses in the first three fiscal quarters 2001, compared to $2.2 million in the first three fiscal quarters 2000.

Interest Expense

                  Interest expense decreased $9.1 million from $11.2 million for the first three fiscal quarters 2000 to $2.1 million for the first three fiscal quarters 2001. This decrease resulted from our repayment of indebtedness with the proceeds of our initial public offering in September 2000. This repayment significantly reduced our debt and decreased our accompanying level of interest expense.

Amortization of Debt Issuance Costs

                  Amortization of debt issuance costs decreased $701,000 from $731,000 for the first three fiscal quarters 2000 to $30,000 for the first three fiscal quarters 2001. As a result of our repayment of indebtedness and the refinancing of our senior credit facility in September 2000, we wrote off a significant portion of our debt issuance costs.

Interest Income and Other, Net

                  Interest income and other, net, which includes rental income, increased $405,000 from $124,000 for the first three fiscal quarters 2000 to $529,000 for the first three fiscal quarters 2001. This increase was due to increased interest income earned on our higher average cash balance during the first three fiscal quarters 2001. Net rental income decreased from $59,000 for the first three fiscal quarters 2000 to a net expense of $106,000 for the first three fiscal quarters 2001. During the first three fiscal quarters 2001, we received $44,000 in rental income and paid $150,000 to terminate the lease to allow for the expansion of our Santa Ana, California, facility.

Income Taxes

                  The provision for income taxes increased from a benefit of $8.7 million for the first three fiscal quarters 2000 to an expense of $6.1 million for the first three fiscal quarters 2001. The net benefit of $8.7 million for the first three fiscal quarters 2000 was due to higher pretax income offset by a one-time $14.7 million benefit recorded from eliminating our deferred tax asset valuation allowance. Our effective tax rate for the first three fiscal quarters 2001 was 36%, compared to an effective tax rate of 37% for the same periods in fiscal 2000. We expect to have an effective tax rate of approximately 36% for fiscal 2001.

Extraordinary Item

                  In the third fiscal quarter 2000, we recorded a loss of $6.8 million, net of a tax benefit of $3.1 million, to extinguish subordinated debt obligations carried at a discount and to write off debt issuance costs related to repayments and refinancing of our senior credit facility. We recorded no extraordinary items for the first three fiscal quarters 2001.

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

                  Net cash provided by operating activities was $33.0 million for the first three fiscal quarters 2001, compared to net cash provided by operating activities of $22.6 million for the first three fiscal quarters 2000. The difference between our net income in the first three fiscal quarters 2001 of $10.7 million and our $33.0 million operating cash flow was primarily attributable to a $20.6 million decrease in accounts receivable, $9.8 million of depreciation and amortization expense, a $2.8 million decrease in inventories and a $1.8 million decrease in the deferred income tax asset, partially offset by a $3.5 million decrease in accounts payable, a $3.6 million increase in income taxes receivable, a $3.3 million decrease in income taxes payable and a $2.5 million decrease in accrued expenses and other.

                  Net cash used in investing activities was $10.1 million for the first three fiscal quarters 2001, compared to net cash used in investing activities of $11.0 million for the first three fiscal quarters 2000. The decrease was due to a lower level of purchases of property and equipment. This was offset by a slight increase in deposits for equipment purchases.

                  Net cash used in financing activities was approximately constant at $8.1 million for both the first three fiscal quarters 2000 and the first three fiscal quarters 2001. For the first three fiscal quarters 2000, we repaid $136.1 million of long-term debt and bought out our deferred retention bonus program at $10.8 million. We used $79.5 million in proceeds from our initial public offering, refinanced our term debt at $45.0 million, drew $14.0 million on our revolving credit facility and used available cash to satisfy these obligations. In contrast, no cash was generated from such financing activities as the sale of common stock or issuance of long-term debt during the first three fiscal quarters 2001. The significant reduction of our long-term debt in September 2000 has significantly reduced our principal payments in 2001.

                  Effective September 29, 2000, we entered into an amended and restated agreement and refinanced all remaining amounts outstanding under our existing senior credit facility. Under the new agreement, we borrowed $45.0 million under a term loan. The term loan bears interest ranging from LIBOR plus 1% to 2% or the Alternate Base Rate (as defined in the agreement) plus 0% to 0.5% and is due in quarterly payments of various amounts through September 30, 2005. The agreement also provides for a revolving loan commitment for up to $25.0 million, which bears interest at LIBOR plus 1% to 2% or the Alternate Base rate plus 0% to 0.5% and expires September 29,

2005.     As of October 1, 2001, we had outstanding term loan borrowings of $34.6 million and no borrowings on our revolving loan facility. As of October 1, 2001, the term loan and the revolving loan had an interest rate of 3.6%. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility contains financial covenants customary for this type of financing. As of October 1, 2001, we were in compliance with the covenants.

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

Seasonality

         We have historically experienced lower sales in our second and third fiscal quarters due to patterns in the capital budgeting and purchasing cycles of our customers and the end markets they serve. In particular, this effect is caused by the seasonality of our high-end computing end market. We expect to mitigate the impact of seasonality through diversification of our customer base.

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

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules beginning in the first quarter of 2002 or earlier for any acquisitions that occur prior to January 1, 2002. Also during 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company has not yet fully determined what the effect of these Statements will be on its results of operations and financial position. Goodwill amortization for the first three fiscal quarters 2001 was approximately $2.7 million.

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

         A small number of customers is responsible for a significant portion of our net sales. Sales to Compaq, including sales to Compaq-directed electronic manufacturing services providers, accounted for 16.5% of our net sales in the third fiscal quarter 2001. Sales to ATL Ultrasound accounted for 11.4% of our net sales in the third fiscal quarter 2001. Our 10 largest customers accounted for approximately 53.0% of our net sales in the third fiscal quarter 2001. Our principal customers may not continue to purchase products from us at past levels, and we expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

         At October 1, 2001, we had approximately $34.6 million of debt. In addition, subject to the restrictions under our various debt agreements, we may incur significant additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

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

         As of October 1, 2001, our consolidated balance sheet reflected $79.4 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist of goodwill and other identifiable intangibles relating to our acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. We continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized. In connection with our adoption of SFAS 142 (See “Recently Issued Accounting Standards”), our impairment testing methodology will change. We may be required to write down intangible assets in future periods.

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

         In the third fiscal quarter 2001, approximately 33% of our net sales were to electronic manufacturing services providers. Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers, and in recent years, some electronic manufacturing services providers have acquired the ability to directly manufacture printed circuit boards. If a significant number of our electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer base might shrink and our business and net sales might decline substantially. In addition, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business and results of operations also may suffer.

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

         As of October 1, 2001, Circuit Holdings held approximately 50.6% of our outstanding stock. Thayer Capital Partners controls three entities that together own approximately 60.0% of Circuit Holdings and beneficially own 59.0% of our shares. Two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital Partners does not own any interests in our competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other stockholders, particularly if Thayer Capital Partners decided to sell its controlling interest in us. By virtue of its stock ownership and board representation, Thayer Capital Partners has a significant influence over all matters submitted to our board and our stockholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its concentration of voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Risk. Our senior credit facility bears interest at floating rates. We reduce our exposure to interest rate risks through a swap agreement. Under the terms of our current swap agreement, we exchange our LIBOR rate for a fixed rate of 5.1% applied to a notional amount of $30.7 million as of October 1, 2001. Accordingly, as of October 1, 2001, our effective interest rate on our outstanding borrowings of $34.6 million was approximately 5.8%, which includes the effect of our swap agreement. The swap agreement expires on December 31, 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         For the three months ended October 1, 2001, there were no legal proceedings to which we are a party or to which any of our properties are subject, other than routine litigation incident to our business that is covered by insurance or an indemnity or that we do not expect to have a material adverse effect on our company. It is possible, however, that we could incur claims for which we are not insured or that exceed the amount of our insurance coverage.

Item 2. Changes in Securities

         Not Applicable

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits — None

         (b)  We did not file any reports on Form 8-K during the three months ended October 1, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated:	November 13, 2001	/s/ Kenton K. Alder

Kenton K. Alder
President and Chief Executive Officer

Dated:	November 13, 2001	/s/ Stacey M. Peterson

Stacey M. Peterson
Chief Financial Officer and Secretary