Form 10-K
period 2001-12-31
TTM TECHNOLOGIES INC
filed 2002-03-22
CIK 1116942

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-31285

TTM TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1033443 (I.R.S. Employer Identification No.)

17550 N.E. 67th Court, Redmond, Washington 98052
(Address of Principal Executive Offices) (Zip Code)

(425) 883-7575
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq National Market

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of Common Stock held by nonaffiliates of the registrant (20,595,049 shares) based on the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on March 21, 2002, was $208,009,995. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

        As of March 21, 2002, there were outstanding 39,807,747 shares of the registrant's Common Stock, no par value.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Statement Regarding Forward-Looking Statements

        This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words "anticipate," "believe," "plan," "estimate," "except," "seek" and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to shareholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in Item 1, "Business—Factors That May Affect Future Results."

PART I

ITEM 1. BUSINESS

Overview

        TTM Technologies, Inc. provides time-critical, one-stop manufacturing services for highly complex printed circuit boards, which serve as the foundation of electronic products such as communications infrastructure equipment, industrial and medical equipment and servers. Our customers include manufacturers of these electronic products, commonly referred to as original equipment manufacturers, and the electronic manufacturing services companies which supply them. Products within the markets we serve have high levels of complexity and short life cycles as manufacturers continually develop new and increasingly sophisticated technology.

        We provide our customers with a manufacturing solution that encompasses all stages of an electronic product's life cycle. We utilize a facility specialization strategy in which we place each order in the facility best suited for the customer's particular delivery time and volume needs. These facilities use compatible technologies and manufacturing processes, allowing us to optimize our manufacturing operations and efficiently move orders among facilities. This strategy results in faster delivery times and enhanced product quality and consistency.

        Our one-stop manufacturing solution includes quick-turn and standard delivery time services:

  Quick-turn services:

  •
  Prototype production.    We manufacture prototype printed circuit boards in quantities of up to 50 boards per order with delivery times ranging from as little as 24 hours to 10 days.

  •
  Ramp-to-volume production.    Our ramp-to-volume services typically include manufacturing up to several hundred printed circuit boards per order with delivery times ranging from two to 10 days.

        For the years ended December 31, 2000 and 2001, orders with delivery requirements of 10 days or less represented 35% and 40% of our gross sales, respectively. Ten day or less orders represented a significantly higher percentage of gross sales for our Santa Ana facility, which focuses on prototype production and new customer development.

  Standard delivery time services:

  •
  Mid-volume production.    Our mid-volume production services include manufacturing up to several hundred printed circuit boards per order with delivery times ranging from three to eight weeks.

        We provide our time-to-market services primarily to customers whose products are subject to continuous technological developments and numerous product improvements. Our significant original equipment manufacturer customers include Adtran, Ciena, Compaq, General Electric, Motorola, Philips Ultrasound and Radisys. Our significant electronic manufacturing services customers include Celestica, Flextronics, Plexus, Sanmina-SCI, Solectron and Viasystems. As of December 31, 2001, we had approximately 600 customers, compared to approximately 550 customers at December 31, 2000.

Recent Developments

        We completed a public offering in February 2002 and sold a total of 2,025,000 shares of common stock at a public offering price of $8.50 per share. We received net proceeds of approximately $15.3 million, after underwriting discounts and commissions and other offering related expenses.

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

        The electronic products manufactured by our customers have high levels of complexity and short life cycles as original equipment manufacturers continually develop new and increasingly sophisticated products. We believe these characteristics benefit printed circuit board manufacturers that can assist original equipment manufacturers in bringing a product to market faster by providing the engineering expertise, process controls and execution capability to accelerate product development and quickly proceed to volume production. We believe that the time-critical and highly complex nature of new electronic products will further increase the demand for rapid production of complex printed circuit boards.

Strategy

        Our goal is to be the leading provider of time-critical, one-stop manufacturing services for highly complex printed circuit boards. Key aspects of our strategy include:

        Using our quick-turn capabilities to target customers in high-growth markets.    Our time-to-market philosophy is a strong complement to the rapid introduction and short product life cycle of advanced electronic products. We currently focus our marketing efforts on original equipment manufacturers and electronic manufacturing services providers in high-growth markets. In 2001, we significantly expanded our sales force from 48 at December 31, 2000 to 85 at December 31, 2001. Most of our sales force is comprised of commission-based, independent sales representatives.

        Aggressively managing our manufacturing capacity to maximize profitability.    In response to decreased product demand, we have adjusted our head count and manufacturing capacity to maximize profitability while continuing to meet the demands of our new and existing customers.

        Capitalizing on our one-stop manufacturing solution.    Our quick-turn capabilities allow us to establish relationships with original equipment manufacturers and electronic manufacturing services providers early in a product's life cycle and often give us an advantage in securing a preferred vendor status for subsequent mid-volume production opportunities. We also seek to gain quick-turn business from our existing mid-volume customers.

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

        Pursuing complementary acquisition opportunities.    We consider strategic acquisitions of companies and technologies that may enhance our competitive position by strengthening our service offering and expanding our customer base. For example, our July 1999 acquisition of Power Circuits provided us with significant quick-turn manufacturing capabilities and diversified our customer base and end markets.

Services

        We provide our customers with an integrated manufacturing solution that encompasses all stages of an electronic product's life cycle from prototype through ramp-to-volume and mid-volume production. We offer quick-turn and standard time delivery services, including the following:

        Prototype production.    We provide prototype services primarily at our facility in Santa Ana, California, where we serve customers that require limited quantities of printed circuit boards. A typical order size is up to 50 printed circuit boards with delivery times ranging from as little as 24 hours to 10 days. We believe the ability to meet our customers' prototype demands strengthens our long-term relationships and gives us an advantage in securing a preferred vendor status when customers begin ramp-to-volume and mid-volume production. Our Santa Ana facility is available seven days per week and 24 hours per day to be able to respond quickly to customer orders. We also provide prototype production as a secondary use of our Redmond facility.

        Ramp-to-volume production.    We provide ramp-to-volume services primarily at our facility in Redmond, Washington. Our ramp-to-volume service typically includes the manufacture of up to several hundred printed circuit boards per order with delivery times ranging from two to 10 days. We provide our customers with ramp-to-volume services to transition a product from prototype to mid-volume production or as a temporary solution for unforeseen manufacturing issues or customer demands. Our Redmond facility is available seven days per week and 24 hours per day to be able to respond quickly to customer orders. We also provide ramp-to-volume production as secondary uses of our Santa Ana and Burlington facilities.

        Mid-volume production.    We provide mid-volume production primarily at our facility in Burlington, Washington, where we manufacture printed circuit boards for use in the commercial production phase. Our mid-volume production service targets higher complexity printed circuit boards and manufactures up to several hundred printed circuit boards per order with delivery times typically ranging from three to eight weeks. Our mid-volume production services complement our prototype and ramp-to-volume production and allow us to offer customers one-stop manufacturing capabilities. We also provide mid-volume production as a secondary use of our Redmond facility.

Technology

        The market for our products is characterized by rapidly evolving technology. In recent years, the trend in the electronic products industry has been to increase the speed, complexity and performance of components while reducing their size. Although none of our technology is proprietary to us, we believe our technological capabilities allow us to address the needs of manufacturers who need to bring complicated electronic products to market faster. Our printed circuit boards serve as the foundation of electronic products such as communications infrastructure equipment, industrial and medical equipment and servers.

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

        We believe the highly specialized equipment we use is among the most advanced in our industry. We provide a number of advanced technologies, including:

  •
  24+ layer printed circuit boards.

  •
  Blind and buried vias.

  •
  Fine line traces and spaces.

  •
  High aspect ratios.

  •
  Thin core processing.

  •
  Microvias.

Customers and Markets

        Our customers include both original equipment manufacturers and electronic manufacturing services providers that primarily serve the networking/communications, industrial/medical and high-end computing segments of the electronics industry. We measure customers as those companies that placed at least two orders in the preceding 12-month period. As of December 31, 2000, we had approximately 550 customers, and as of December 31, 2001 we had approximately 600 customers.

        Our significant customers include:

Networking/communications Adtran Ciena Lucent Industrial/medical Advanced Input Devices Agilent Technologies Diversified Technology General Electric Kofax Image Products Philips Ultrasound

High-end computing
Compaq, including Compaq-
    directed electronic
    manufacturing services
    providers
Radisys
 Electronic manufacturing
services providers
Celestica
Flextronics
Plexus
Sanmina-SCI
Solectron
	Viasystems	Computer peripherals Dataram Electronics for Imaging Matrox Electronics Micron Technology Other original equipment manufacturers Matsushita Handheld/cellular ADC Motorola

        The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	Pro Forma 1999(2)	2000	2001
Networking/communications	25.4%	34.3%	33.6%
Industrial/medical	20.6	18.8	27.3
High-end computing	21.5	26.9	20.4
Computer peripherals	23.3	11.6	10.0
Handheld/cellular	4.7	4.6	3.8
Other	4.5	3.8	4.9

Total	100.0%	100.0%	100.0%

(1)
Sales to electronic manufacturing services providers are classified by the end markets of their customers.

(2)
Assumes that we acquired Power Circuits on January 1, 1999.

        Sales to our two largest customers, Solectron and Compaq, including Compaq-directed electronic manufacturing services providers, accounted for 17.1% and 13.3% of our 2000 net sales, respectively, and 11.1% and 9.4% of our 2001 net sales, respectively. Sales to our 10 top customers accounted for 52.4% of our net sales in 2000 and 46.1% of our net sales in 2001.

        In 2001, approximately 94% of our net sales were in the United States, 3% in China, 1% in Canada, and the remainder primarily in other European and Asian countries.

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

        We market our services through a sales force consisting of direct and independent sales representatives. In 2001, we significantly expanded our sales force from 48 at December 31, 2000 to 85 at December 31, 2001. Most of our sales force is comprised of commission-based, independent sales representatives. We believe there are significant opportunities for us to increase our penetration throughout the United States through this sales force expansion.

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

Competition

        The printed circuit board industry is highly fragmented and characterized by intense competition. Our principal domestic competitors include: DDi, Merix, the Multek subsidiary of Flextronics, Sanmina-SCI and Tyco.

        We believe we compete favorably on the following competitive factors:

  •
  capability and flexibility to produce customized complex products;

  •
  ability to offer time-to-market capabilities;

  •
  ability to offer one-stop manufacturing capabilities;

  •
  consistently high-quality product; and

  •
  outstanding customer service.

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

        Some of our competitors enjoy substantial competitive advantages, including:

  •
  greater financial and manufacturing resources that can be devoted to the development, production and sale of their products;

  •
  more established and broader sales and marketing channels;

  •
  more manufacturing facilities worldwide, some of which are closer in proximity to our customers;

  •
  manufacturing facilities which are located in countries with lower production costs; and

  •
  greater name recognition.

Backlog

        Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 60 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

Governmental Regulation

        Our operations are subject to federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

  •
  the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

  •
  the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

  •
  corresponding state agencies.

        To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur substantial additional expenditures.

Employees

        As of December 31, 2001, we had 862 employees, none of whom are represented by unions. Of these employees, 794 were involved in manufacturing and engineering, 36 worked in sales and marketing and 32 worked in accounting, systems and other support capacities. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees.

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

We are heavily dependent upon the electronics industry, which has suffered a significant downturn in demand resulting in excess manufacturing capacity, increased price competition, higher product inventories, decreased demand for our products and lower sales and gross margins.

        A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy. The recent terrorist attacks have exacerbated the current economic slowdown. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, continued excess manufacturing capacity or an additional decline in the electronics industry could further negatively impact our business, results of operations and financial condition. Our net sales declined from $60.5 million in the fourth quarter of 2000 to $46.0 million in the first quarter of 2001, $30.7 million in the second quarter of 2001, $26.9 million in the third quarter of 2001 and $25.4 million in the fourth quarter of 2001. A continued decline in our net sales would adversely impact our profitability and results of operations and could require us to record a valuation allowance against our deferred tax assets or recognize an impairment of our intangible assets.

If we continue to experience excess capacity due to variability in customer demand, our gross margins may fall.

        Due to recent decreases in demand, our facilities have been operating significantly below capacity. When we experience excess capacity, our sales revenues may be insufficient to fully cover our fixed overhead expenses, and our gross margins will fall. In addition, we generally schedule our quick-turn production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not made, we may forego some production and could experience continued excess capacity.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.

        A small number of customers is responsible for a significant portion of our net sales. Solectron, together with its recently acquired subsidiaries, SMART Modular and NEL America, accounted for 17.1% of our net sales in 2000 and 11.1% of our net sales in 2001. Sales to Compaq, including sales to Compaq-directed electronic manufacturing services providers, accounted for 13.3% of our net sales in 2000 and 9.4% of our net sales in 2001. Our 10 largest customers accounted for approximately 52.4% of our net sales in 2000 and 46.1% of our net sales in 2001. Many of our principal customers have decreased the amount of products they purchase from us. If our customers fail to purchase products from us at past levels, it would negatively affect our business, results of operations and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

        Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business, results of operations and financial condition and lead to declines in the price of our common stock. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the services provided by us, our results of operations would be harmed.

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

        The market for our products is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products that meet changing customer needs and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We may not be able to raise additional funds in order to respond to technological changes as quickly as our competitors.

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

        The printed circuit board industry is intensely competitive, highly fragmented and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins and loss of market share. Our principal domestic competitors include: DDi, Merix, the Multek subsidiary of Flextronics, Sanmina-SCI and Tyco. In addition, new and emerging technologies may result in new competitors entering our market.

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

  •
  greater name recognition.

        In addition, these competitors may respond more quickly to new or emerging technologies, or may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers' needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. During recessionary periods in the electronics industry, our competitive advantages in the areas of providing quick-turn services, an integrated manufacturing solution and responsive customer service may be of reduced importance to our customers who may become more price sensitive. This may force us to compete more on the basis of price and cause our margins to decline. Furthermore, printed circuit board manufacturers are currently experiencing significant overcapacity. Overcapacity, combined with the current weakness in demand for electronic products, has resulted in increased competition and price erosion for printed circuit boards.

We compete against manufacturers in Asia where production costs are lower. These competitors may gain market share in our market segment for higher technology printed circuit boards, which may have an adverse effect on the pricing of our products.

        We may be at a competitive disadvantage with respect to price for volume production when compared to manufacturers with lower cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market for volume production. We do not currently have offshore facilities in lower cost locations, such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their capacity with advanced equipment to produce higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share in the market for higher technology printed circuit boards, which may force us to lower our prices, reducing our gross profit.

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

        A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, recent revenue shortfalls have decreased our gross margins, and future revenue shortfalls may further decrease our gross margins. In addition, we have experienced sales fluctuations due to patterns in the capital budgeting and purchasing cycles of our customers and the end-markets we serve. In particular, the seasonality of the computer industry impacts the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our customers, which could decrease revenues and negatively impact our operating results.

        We sell to customers on a purchase order basis rather than pursuant to long-term contracts, and, consequently, our net sales are subject to short-term variability in demand by our customers. Customers submitting a purchase order may cancel, reduce or delay their order for a variety of reasons. The level and timing of orders placed by our customers vary due to:

  •
  customer attempts to manage inventory;

  •
  changes in customers' manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used or to manufacture their own products internally; and

  •
  variation in demand for our customers' products.

        We have experienced terminations, reductions and delays in our customers' orders. Further terminations, reductions or delays in our customers' orders could negatively impact our business, results of operations and financial condition.

The increasing prominence of electronic manufacturing services providers in the printed circuit board industry could reduce our gross margins, potential sales and customers.

        During 2000 and 2001, approximately 31% and 29%, respectively, of our net sales were to electronic manufacturing services providers. Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers. The growth of electronic manufacturing services providers and their global sourcing capabilities increase the purchasing power of such providers and could result in increased price competition or the loss of existing original equipment manufacturer customers. In addition, in recent years, some electronic manufacturing services providers, including several of our customers, have acquired the ability to directly manufacture printed circuit boards. If a significant number of our other electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business, results of operations and financial condition may be negatively impacted.

Our indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

        At December 31, 2001, we had approximately $32.6 million of indebtedness. In addition, subject to the restrictions under our various debt agreements, we may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

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

In the past, we have expanded our operations through acquisition, and we may have trouble integrating any future acquisitions in expanding our business.

        We may not be able to meet performance expectations or successfully integrate businesses we acquire in the future on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources.

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

        As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions, assets or product lines that complement or expand our existing business. We currently have no commitments or agreements to acquire any business. Our existing credit facility restricts our ability to acquire the assets or business of other companies and will accordingly require us to obtain the consent of our lenders and could require us to pay significant fees in order to consummate such acquisitions. Consequently, we may not be able to identify suitable acquisition candidates or to finance and complete transactions that we choose to pursue.

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

If we were to increase our amortization of intangible assets as a result of additional acquisitions, our earnings could be negatively impacted. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.

        As of December 31, 2001, our consolidated balance sheet reflected $78.2 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist of goodwill and other identifiable intangibles relating to our July 1999 acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, have a negative impact on earnings. In addition, we continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized.

        In connection with our adoption of Statement of Financial Accounting Standards No. 142 in the first quarter of 2002, our impairment testing methodology will change, and we may be required to write down intangible assets in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recently Issued Accounting Standards."

We rely on suppliers for the raw materials used in manufacturing our printed circuit boards, and an increase in industry demand or the presence of a shortage for these raw materials may increase the price of these raw materials and reduce our gross margins.

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

We may be exposed to intellectual property infringement claims by third parties which could be costly to defend, could divert management's attention and resources and, if successful, could result in liability.

        We could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. For example, in the past we were informed that our prior use of a chemical solution in our manufacturing process may have infringed upon the intellectual property rights of the holder of the patent of the chemical solution. Although no legal action has been taken against us, any claims relating to this alleged infringement, even if not meritorious, could result in costly litigation and divert management's attention and resources. In addition, if we are unsuccessful in disputing this assertion, we could be required to pay royalties or damages for our past use of the chemical solution. Similarly, we were recently advised that we have been added as a defendant in a patent infringement lawsuit filed in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that we have infringed certain "machine vision" and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. If we do not prevail in any litigation as a result of such allegations, our business may be harmed.

If the public confuses us with similarly named companies, our business could suffer.

        It is possible that other companies will adopt trade names similar to ours which would impede our ability to build brand identity and possibly lead to customer confusion. Although we have applied for trademark protection of TTM Technologies, we have not yet received this trademark protection. We are aware of another company using "TTM Technologies" as part of its corporate name. This may cause confusion as to the source, quality and dependability of our product which may, in turn, dilute our brand name and harm our reputation.

Our business may suffer if any of our key senior executives discontinues employment with us or if we are unable to recruit and retain highly skilled engineering and sales staff.

        Our future success depends to a large extent on the services of our key managerial employees, particularly Kenton Alder, our chief executive officer. Although we have entered into employment agreements with Mr. Alder and other executive officers, we may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. Our business also depends on our continuing ability to recruit, train and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense, and the loss of these employees could harm our business. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.

        We manufacture products to our customers' specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers, for which we may be liable. Although our purchase orders generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes.

        Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. For example, we incur additional expense at our Burlington facility to transport and treat certain of our waste water discharges because of limitations in the local municipal waste treatment facility. In addition, because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. We believe that our operations substantially comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, negatively impacting our business, results of operations and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

        Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations and we are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling or disposal might require a high level of unplanned capital investment and/or relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, results of operations and financial condition.

Our major shareholder has significant influence over our business and could delay, deter or prevent a change of control or other business combination.

        As of March 1, 2002, Circuit Holdings held approximately 39.3% of our outstanding stock. Thayer Capital Partners controls three entities which together own approximately 60.0% of Circuit Holdings and beneficially own approximately 45.9% of our shares. In addition, two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital does not currently own any interests in our direct competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other shareholders, particularly if Thayer Capital decided to sell its controlling interest in us. By virtue of its stock ownership and board representation, Thayer Capital Partners will continue to have a significant influence over all matters submitted to our board and our shareholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public shareholders.

        In addition, Thayer Capital Partners has historically worked closely with Brockway Moran & Partners, Inc. in managing our company. Brockway Moran & Partners Fund, L.P., owns the remaining 40% of Circuit Holdings. In addition, two of our directors are representatives of Brockway Moran & Partners. Although there is no legal agreement requiring Thayer Capital Partners and Brockway Moran & Partners to vote their shares together or for their representatives on our board to vote together, given their relationship in the past these two entities may continue to work together, in which case they would control our board and exercise voting control over approximately 47.9% of our shares that are beneficially owned by such entities.

ITEM 2. PROPERTIES

        Our principal manufacturing facilities are as follows:

Location	Square Feet	Primary Use	Secondary Use
Santa Ana, CA	76,200	Prototype	Ramp-to-volume
Redmond, WA	56,000	Ramp-to-volume	Mid-volume and Prototype
Burlington, WA	76,000	Mid-volume	Ramp-to-volume

        We own all of our facilities. While we own our facility in Burlington, we operate it under a land lease that expires in July 2025.

        We believe our facilities are currently adequate for our operating needs. We are qualified under various standards, including UL (Underwriters Laboratories) approval for electronics. In addition, all of our facilities are ISO 9002 certified. These certifications require that we meet standards related to management, production and quality control, among others.

        Our facilities are subject to mortgages under our senior credit facility. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and our consolidated financial statements contained elsewhere in this prospectus, including the documents incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

        From time to time we may become a party to various legal proceedings arising in the ordinary course of our business. We were recently advised that we have been added as a defendant in a patent infringement lawsuit filed in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that we have infringed certain "machine vision" and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations and, based in part on the licensing terms offered by the Lemelson Partnership, do not expect this litigation to materially impact our business, results of operations or financial condition. However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations for any quarter. Furthermore, there can be no assurance that we will prevail in any such litigation.

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

	High	Low
2000:
Third Quarter (since September 21, 2000)	$23.50	$20.94
Fourth Quarter	$23.88	$9.63
2001:
First Quarter	$16.56	$4.06
Second Quarter	$11.07	$4.00
Third Quarter	$11.25	$5.13
Fourth Quarter	$13.72	$5.70

        As of March 8, 2002, there were approximately 549 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq National Market on March 21, 2002 was $10.10 per share.

        We did not declare or pay any dividends for the year ended December 31, 2000 or December 31, 2001, and we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our senior credit facility prohibits the payment of dividends. We presently intend to retain any future earnings to finance future operations and expansion of our business, and to reduce indebtedness.

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

	Year Ended
	1997	1998	1999	2000	2001
	(In Thousands, Except Per Share Data)
Consolidated Statements of Operations Data:
Net sales	$76,921	$78,526	$106,447	$203,729	$128,989
Cost of goods sold	62,091	65,332	82,200	127,137	92,235

Gross profit	14,830	13,194	24,247	76,592	36,754

Operating expenses:
Selling and marketing	2,533	2,434	3,920	10,156	7,272
General and administrative	2,235	2,188	2,584	8,305	5,435
Amortization of intangibles	—	—	2,230	4,810	4,808
Amortization of deferred retention bonus	—	77	1,849	5,470	—
Management fees	—	13	439	2,150	—

Total operating expenses	4,768	4,712	11,022	30,891	17,515

Operating income	10,062	8,482	13,225	45,701	19,239
Interest expense	(578)	(848)	(10,432)	(12,176)	(2,644)
Amortization of debt issuance costs	(28)	(134)	(755)	(742)	(41)
Interest income and other, net	557	927	54	181	629

Income before income taxes and extraordinary items	10,013	8,427	2,092	32,964	17,183
Income tax (provision) benefit	—	—	(836)	1,900	(6,189)

Income before extraordinary items	10,013	8,427	1,256	34,864	10,994
Extraordinary items, net of taxes	—	—	(1,483)	(6,792)	—

Net income (loss)	$10,013	$8,427	$(227)	$28,072	$10,994

Earnings (loss) per common share:
Basic	$0.64	$0.54	$(0.01)	$0.88	$0.29

Diluted	$0.64	$0.54	$(0.01)	$0.82	$0.28

Weighted average common shares:
Basic	15,675	15,675	22,312	31,919	37,482
Diluted	15,675	15,675	22,669	34,166	38,899
Other Financial Data:
Depreciation	$2,884	$3,014	$3,635	$5,500	$8,294
Noncash interest expense imputed on debt	—	12	455	476	—

	As of December 31,
	1997	1998	1999	2000	2001
	(In Thousands)
Consolidated Balance Sheet Data:
Working capital	$18,517	$8,071	$13,995	$22,186	$29,099
Total assets	43,845	56,453	168,327	202,133	193,076
Long-term obligations, including current maturities	10,889	72,772	140,164	43,312	32,625
Stockholders' equity (deficit)	27,041	(22,755)	16,537	137,742	150,079

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(In Thousands)
Supplemental Data:
EBITDA(1)	$13,503	$12,500	$20,993	$61,662	$32,970
Cash flows from operating activities	11,460	7,517	(2,227)	43,692	38,245
Cash flows from investing activities	(9,134)	5,656	(99,907)	(24,079)	(13,176)
Cash flows from financing activities	(3,434)	(16,693)	103,253	(11,635)	(9,873)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1, "Business—Factors That May Affect Future Results" and elsewhere in this report.

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

        We measure customers as those companies that placed at least two orders in the preceding 12-month period. As of December 31, 2001, we had approximately 600 customers, compared to approximately 550 customers at December 31, 2000. We added approximately 185 new customers in 2001. Sales to our top 10 customers represented 52.4% of our net sales in 2000 and 46.1% of our net sales in 2001.

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

        We recognize revenues upon shipment to the customer. We record net sales as our gross sales less an allowance for returns. We provide our customers a limited right of return for defective printed circuit boards. We record an allowance for estimated sales returns at the time of sale based on our historical results. Our provision for sales returns as a percentage of gross sales was less than 2% in 2000 and 2001.

        Cost of goods sold consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of our products. Many factors affect our gross margin, including capacity utilization, product mix, production volume and yield. We do not participate in any significant long-term supply contracts, and we believe there are a number of potential suppliers for the raw materials we use. We believe that our cost of goods sold will continue to fluctuate as a percentage of net sales.

        Our operating expenses have historically been classified into five general categories: selling and marketing, general and administrative, amortization of intangibles, amortization of deferred retention bonus and management fees.

        Selling and marketing expenses consist primarily of salaries and commissions paid to our internal sales force and commissions paid to independent sales representatives, as well as costs associated with marketing materials and trade shows. As quickturn sales become a higher percentage of total sales, our average commission rate is expected to increase. We expect our selling and marketing expenses to continue to fluctuate as a percentage of net sales.

        General and administrative costs primarily include the salaries for executive, finance, accounting, facilities and human resources personnel, as well as insurance expenses and expenses for accounting and legal assistance. We expect these expenses to continue to fluctuate as a percentage of net sales as we add personnel and incur additional costs related to the growth of our business and the requirements of operating as a public company.

        Amortization of intangibles consists of the amortization of goodwill and other intangible assets which we recorded as a result of the Power Circuits acquisition in July 1999.

        Amortization of the deferred retention bonus relates to a retention bonus plan we implemented as part of our leveraged recapitalization in December 1998. In 2000, we paid out $10.8 million to participants in order to eliminate our obligations under this plan.

        In 2000, we paid management fees for advisory services to three firms, T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. These firms indirectly control our principal shareholder, Circuit Holdings, Inc. In consideration for advisory and management services rendered to us, we paid these firms an aggregate fee of $2.0 million upon consummation of our September 2000 initial public offering, which was accounted for as an offering cost. In addition, we used approximately $1.5 million of the net proceeds we received from our initial public offering to amend and consolidate these management agreements. Under the amended agreement, we no longer pay monthly management fees; however, we will pay financial advisory fees of 1.5% of the first $50 million of proceeds or value of any transaction with respect to which these entities render services and 1% of any amount of proceeds or value in excess of $50 million. Accordingly, we paid a financial advisory fee of $258,188 in connection with our public offering in February 2002, which will be accounted for as an offering cost.

        Our interest expense relates to our senior credit facility and our other long-term obligations. Primarily as a result of our repayment of indebtedness, our interest expense has decreased significantly in recent periods.

        Amortization of debt issuance costs consists of the amortization of loan origination fees and related expenses. As a result of our repayment of indebtedness and the refinancing of our senior credit facility (see "Liquidity and Capital Resources") in September 2000, we wrote off a significant portion of our debt issuance costs as an extraordinary item, and amortization of debt issuance costs has decreased.

        Interest and other income consists of interest received on cash balances as well as lease revenue received for subleasing some of our space in Santa Ana, California, to an unaffiliated tenant through March 2001. Prior to 1999, we received significant interest income due to a large cash position invested in Treasury securities.

        Prior to our leveraged recapitalization in December 1998, we were taxed for federal income tax purposes as an S corporation. Accordingly, we had no income tax expense prior to December 14, 1998. At the time of our recapitalization, we became a C corporation and the tax effect of all differences between the tax reporting and financial reporting bases of our net assets was recorded as a net deferred tax asset. The most significant basis difference resulted from an Internal Revenue Code Section 338(h)(10) tax election we made at the time of recapitalization. This election had the effect of characterizing the recapitalization and stock purchase as an asset purchase for income tax purposes. Therefore, the consideration paid to our former owners, either by us or by Circuit Holdings, in excess of the tax basis of our net assets was recorded as tax deductible goodwill of $77.5 million, even though no goodwill was recorded for financial reporting purposes. To the extent that we have future taxable income, we will realize the benefit of this tax goodwill over 15 years. This results in an annual deduction of $5.2 million which, assuming an effective income tax rate of 36%, could reduce our cash taxes payable each year by $1.9 million.

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

        Upon the completion of our initial public offering, we reevaluated the realizability of our deferred tax asset. In 2000, we eliminated the $14.8 million valuation allowance and recorded this as an income tax benefit. Our decision was based upon the anticipated significant reduction in interest expense and increases in operating income for the quarters after our initial public offering. As of December 31, 2001, we had net tax deferred assets of approximately $19.3 million and no valuation allowance. Should our expectations of taxable income change in future years, it may become necessary to record a valuation allowance which would adversely affect our results of operations.

Results of Operations

        The following table sets forth income statement data expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	1999	2000	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.2	62.4	71.5

Gross profit	22.8	37.6	28.5

Operating expenses:
Selling and marketing	3.7	5.0	5.6
General and administrative	2.4	4.1	4.2
Amortization of intangibles	2.1	2.4	3.8
Amortization of deferred retention bonus	1.8	2.7	—
Management fees	0.4	1.0	—

Total operating expenses	10.4	15.2	13.6
Operating income	12.4	22.4	14.9
Interest expense	(9.8)	(6.0)	(2.0)
Amortization of debt issuance costs	(0.7)	(0.3)	—
Interest income and other, net	0.1	0.1	0.4

Income before income taxes and extraordinary items	2.0	16.2	13.3
Income tax (provision) benefit	(0.8)	0.9	(4.8)

Income before extraordinary items	1.2	17.1	8.5
Extraordinary items, net of taxes	(1.4)	(3.3)	—

Net income (loss)	(0.2)%	13.8%	8.5%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales.

        Net sales decreased $74.7 million, or 36.7%, from $203.7 million in 2000 to $129.0 million in 2001. This decrease resulted primarily from a decline in the volume of printed circuit boards sold. Net sales declined due to a significant downturn in the electronics industry and the end markets we serve.

Cost of Goods Sold.

        Cost of goods sold decreased $34.9 million, or 27.5%, from $127.1 million in 2000 to $92.2 million in 2001. Lower cost of goods sold resulted from a decline in the number of printed circuit boards sold, combined with a work force reduction and decreased employee overtime, partially offset by higher depreciation expense. As a percentage of net sales, cost of goods sold increased from 62.4% in 2000 to 71.5% in 2001. The reduced revenue base caused an increase in unabsorbed manufacturing overhead, resulting in higher cost of goods sold as a percentage of net sales.

Gross Profit.

        Gross profit decreased $39.8 million, or 52.0%, from $76.6 million in 2000 to $36.8 million in 2001. This decrease in gross profit resulted from a lower volume of printed circuit boards sold. Our gross margin was 28.5% during 2001, compared to 37.6% for 2000. Gross margin decreased due to lower absorption of fixed manufacturing expenses.

Operating Expenses.

        Sales and marketing expenses decreased $2.9 million, or 28.4%, from $10.2 million in 2000 to $7.3 million in 2001. The decrease resulted from lower commissions due to lower net sales in 2001.

        General and administrative expenses decreased $2.9 million, or 34.6%, from $8.3 million in 2000 to $5.4 million in 2001. This decrease resulted from a lower bad debt provision, reduced incentive compensation, a decline in office rent expense and lower legal and accounting fees. The lower bad debt provision was due to a smaller accounts receivable balance and an improved aging of accounts receivable in 2001.

        Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $4.8 million for both 2001 and 2000. As more fully described in "—Recently Issued Accounting Standards" below, we will not amortize goodwill in 2002 or future periods.

        With the proceeds of our initial public offering in September 2000, we bought out our deferred retention bonus plan. Therefore, we recorded no amortization of the deferred retention bonus in 2001 as compared to $5.5 million for 2000.

        In conjunction with our initial public offering in September 2000, we amended and consolidated our management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. Under the amended agreement, we are not required to pay management and consulting fees, although we are required to pay financial advisory fees in the event of certain transactions as defined in the amended agreement. We had no management fees and related expenses in 2001, compared to $2.2 million in 2000.

Interest Expense.

        Interest expense decreased $9.6 million from $12.2 million in 2000 to $2.6 million in 2001. This decrease resulted primarily from our repayment of indebtedness with the proceeds of our initial public offering and cash flow from operations. This repayment significantly reduced our debt and decreased our accompanying level of interest expense.

Amortization of Debt Issuance Costs.

        Amortization of debt issuance costs decreased $701,000 from $742,000 in 2000 to $41,000 in 2001. As a result of our repayment of indebtedness and the refinancing of our senior credit facility in September 2000, we wrote off a significant portion of our debt issuance costs.

Interest Income and Other, Net.

        Interest income and other, net, which includes rental income, increased $448,000 from $181,000 in 2000 to $629,000 in 2001. This change was due primarily to increased interest income earned on our higher average cash balance during 2001, partially offset by a decrease in net rental income. Net rental income decreased from $100,000 for 2000 to a net expense of $106,000 for 2001 due to the termination of a sublease to allow for the expansion of our Santa Ana, California, facility.

Income Taxes.

        The provision for income taxes decreased from a net benefit of $1.9 million in 2000 to an expense of $6.2 million in 2001. The net benefit of $1.9 million in 2000 was due to higher pretax income offset by a one-time $14.8 million benefit recorded from eliminating our deferred tax asset valuation allowance. Our effective tax rate for 2001 was 36%.

Extraordinary Items.

        In 2000, we recorded a loss of $6.8 million, net of a tax benefit of $3.1 million, to extinguish subordinated debt obligations carried at a discount and to write off debt issuance costs related to repayments and refinancing of our senior credit facility. We recorded no extraordinary items in 2001.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

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

Operating Expenses.

        Selling and marketing expenses increased $6.3 million, or 161.5%, from $3.9 million in 1999 to $10.2 million in 2000. Of this increase, $2.3 million resulted from the acquisition of Power Circuits. The remaining increase of $4.0 million resulted from an increase in commissions related to higher sales volume. Selling and marketing expenses increased as a percentage of net sales from 3.7% in 1999 to 5.0% in 2000 primarily due to quick-turn sales, for which we pay a higher commission rate.

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

Interest Expense.

        Interest expense increased $1.8 million, or 17.3%, from $10.4 million in 1999 to $12.2 million in 2000. This increase resulted from a higher level of indebtedness and higher interest rates through the first three quarters of 2000 associated with the acquisition of Power Circuits. Interest expense decreased significantly in the last quarter of 2000 due to lower interest rates and reduced debt levels resulting from the pay down of debt with the net proceeds of our initial public offering.

Amortization of Debt Issuance Costs.

        Amortization of debt issuance costs decreased $13,000, or 1.7%, from $755,000 in 1999 to $742,000 in 2000. Amortization of debt issuance costs increased through the first three quarters of 2000 as a result of higher levels of indebtedness associated with the acquisition of Power Circuits. These costs decreased in the fourth quarter of 2000 due to the restructuring of our credit facilities after our initial public offering. As a result of our repayment of indebtedness and the refinancing of our senior credit facility (see "Liquidity and Capital Resources") in September 2000, we wrote off a significant portion of our debt issuance costs as an extraordinary item.

Interest Income and Other, Net.

        Interest income and other, net, increased $127,000, or 235.2%, from $54,000 in 1999 to $181,000 in 2000, due to interest earned on our cash balances as well as additional income from a sublease that we obtained as a result of the acquisition of Power Circuits. We terminated a portion of the sublease in the second quarter of 2000 to accommodate our then-planned Santa Ana facility expansion.

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

Liquidity and Capital Resources

        Our principal sources of liquidity have been cash provided by operations, proceeds from our initial public offering in September 2000, our public offering in February 2002 and borrowings under debt agreements. Our principal uses of cash have been to finance mergers and acquisitions, meet debt service requirements and finance capital expenditures. We anticipate that these uses will continue to be our principal uses of cash in the future.

        Net cash provided by operating activities was $38.2 million in 2001, compared to $43.7 million in 2000. The difference between our 2001 net income of $11.0 million and our $38.2 million operating cash flow was primarily attributable to a $22.5 million decrease in accounts receivable, $13.1 million of depreciation and amortization expense, a $3.8 million decrease in inventories and a $2.5 million decrease in the deferred income tax asset, partially offset by a $4.3 million increase in income taxes receivable, a $4.1 million decrease in accounts payable, a $3.3 million decrease in income taxes payable and a $3.3 million decrease in accrued expenses.

        Net cash used in investing activities was $13.2 million in 2001, compared to $24.1 million in 2000. This decrease was due to a lower level of purchases of and deposits on property and equipment. The approximately $12.1 million of capital expenditures in 2001 were primarily attributable to our quick-turn expansion in Santa Ana and technology advancements in our Redmond facility.

        Net cash used in financing activities was $9.9 million in 2001, compared to $11.6 million in 2000. In 2000, we repaid $151.8 million of long-term debt and bought out our deferred retention bonus program at $10.8 million. We used $91.7 million in net proceeds from our initial public offering, refinanced our term debt at $45.0 million, drew $14.0 million on our revolving credit facility and used available cash to satisfy these obligations. In contrast, no cash was generated from such financing activities as the sale of common stock or issuance of long-term debt during 2001. The significant reduction of our long-term debt in September 2000 greatly reduced our principal payments in 2001.

        Effective September 29, 2000, we entered into an amended and restated credit agreement and refinanced all remaining amounts outstanding under our existing senior credit facility. Under the new agreement, we borrowed $45.0 million under a term loan. The term loan bears interest ranging from LIBOR plus 1% to LIBOR plus 2% or the Alternate Base Rate (as defined in the agreement) plus 0% to the Alternative Base Rate plus 0.5% and is due in quarterly payments of various amounts through September 30, 2005. The agreement also provides for a revolving loan commitment for up to $25.0 million, which bears interest at LIBOR plus 1% to LIBOR plus 2% or the Alternate Base Rate plus 0% to the Alternative Base Rate plus 0.5% and expires September 29, 2005. As of December 31, 2001, we had outstanding term loan borrowings of $32.6 million and no borrowings on our revolving loan facility. As of December 31, 2001, the term loan and the revolving loan had an interest rate of 2.91%. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility contains financial covenants customary for this type of financing. As of December 31, 2001, we were in compliance with these financial covenants.

        The following table provides information on future payments under the Company's credit facility and future minimum lease payments under non-cancelable operating leases (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	32,625	4,500	28,125	—	—
Operating Leases	406	17	52	34	303

Total Contractual Cash Obligations	33,031	4,517	28,177	34	303

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

Seasonality

        We have experienced sales fluctuations due to patterns in the capital budgeting and purchasing cycles of our customers and the end markets they serve. In particular, this effect is caused by the seasonality of the high-end computing and computer peripherals end markets. We expect to mitigate the impact of seasonality through diversification of our customer base.

Significant Accounting Policies

        Accounting policies where significant judgments and estimates are made include: asset valuations related to bad debts; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; and realizability of deferred tax assets. A description of these estimates and our policies to account for them is included in the notes to our consolidated financial statements. Our estimates are based on historical experience as well as relevant facts and circumstances known to us at each reporting date. Actual results may differ from these estimates.

Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement date of those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Based upon the nature of the financial instruments and our hedging activities, this pronouncement requires us to reflect the fair value of our derivative instruments (interest rate swaps) on our consolidated balance sheet. Changes in fair value of these derivatives are reflected as a component of comprehensive income. We adopted Statement No. 133 effective January 1, 2001. This pronouncement did not have a material impact on our financial statements. As of December 31, 2001, we had no derivative instruments.

        In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules beginning in the first quarter of 2002. Also during 2002, we will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We have not yet fully determined what the effect of these Statements will be on our results of operations and financial position. Goodwill amortization for the year ended December 31, 2001 was approximately $3.6 million.

        In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We do not believe the adoption of Statement 143 will have a significant impact on our consolidated financial statements.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We do not believe the adoption of Statement 144 will have a significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risk.    Our senior credit facility bears interest at floating rates. We have in the past reduced our exposure to interest rate risks through swap agreements. However, at December 31, 2001, we had no outstanding swap agreements. The outstanding balance due on our senior credit facility as of December 31, 2001, was $32.6 million.

        Our credit facility also includes a $25 million revolving loan, which bears interest ranging from 1.0% to 2.0% per annum plus the applicable LIBOR or from 0.0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. As of December 31, 2001, we had no outstanding balance due on our revolving loan.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The information required by this Item relating to our directors and executive officers is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

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

(b) Reports on Form 8-K

        Current Report on Form 8-K dated December 21, 2001, contained in Item 7 the audited financial statements of Power Circuits, Inc., a California corporation, as of, and for the year ended, December 31, 1998 and the period from January 1, 1999 to July 14, 1999, which periods are prior to our July 1999 acquisition of Power Circuits, Inc.

(c) Exhibits

Exhibit Number	Exhibits
2.1	Form of Plan of Reorganization(1).
2.2	Recapitalization and Stock Purchase Agreement dated as of December 15, 1998 by and among Circuit Holdings, LLC, the Registrant and Lewis O. Coley, III, the Colleen Beckdolt Trust No. 2 and the Ian Lewis Coley Trust No. 2.(1)
3.1	Registrant's Amended Articles of Incorporation.(1)

3.2	Registrant's Amemded Bylaws.(1)
4.1	Form of Registrant's common stock certificate.(1)
4.2	Registration Rights Agreement dated as of December 15, 1998 among the Registrant, Lewis O. Coley, III and Circuit Holdings, LLC.(1)
4.3	Registration Rights Agreement dated as of July 13, 1999 among the Registrant and certain Purchasers listed on Schedule I thereto.(1)
4.4	Registration Rights Agreement dated as of July 13, 1999 among the Registrant and certain Purchasers of Warrants listed on Schedule I thereto.(1)
4.5	Subscription Agreement dated as of July 13, 1999 among the Registrant and Purchasers of Company Common Stock listed on Schedule I thereto.(1)
10.1	Amended and Restated Credit Agreement dated as of September 29, 2000 among the Company, the Domestic Subsidiaries of the Company from time to time parties thereto, the Lender Parties thereto, First Union National Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, SunTrust Bank, as Documentation Agent, and First Union Capital Markets Corp., as Lead Arranger.(2)
10.2	First Amendment to Amended and Restated Credit Agreement dated as of October 13, 2000 among the Company, the Domestic Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent.(2)
10.3	Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 2001 among the Company, the Domestic Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrataive Agent.(3)
10.4	Amended, Restated and Consolidated Management and Consulting Agreement among the Registrant, T.C. Management L.L.C., T.C. Management IV, L.L.C. and Brockway Moran & Partners Management, L.P.(1)
10.5	Employment Agreement dated as of August 3, 2000 between the Registrant and Kenton K. Alder.(1)
10.6	Offer Letter dated as of February 25, 2000 between the Registrant and Stacey M. Peterson.(1)
10.7	Amended and Restated Management Stock Option Plan.(1)
10.8	Form of Management Stock Option Agreement.(1)
10.9	Form of 2000 Equity Compensation Plan.(1)
10.10	Form of Indemnification Agreement with directors, officers and key employees.(1)
10.11	Lease Agreement dated as of July 19, 1995 between the Port of Skagit County and the Registrant.(1)
10.12	Standard Industrial/Commercial Single-Tenant Lease dated as of March 9, 1998 between Harbor Building, LLC and Power Circuits, Inc.(1)
10.13	First Amendment to Lease dated as of February 1999 by Harbor Building, LLC and Power Circuits, Inc.(1)
10.14	Statutory Warranty Deeds for Redmond Facility.(1)
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Arthur Andersen LLP.
99.1	Letter to SEC regarding Arthur Andersen LLP representations.

(1)
Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the "Commission") on November 16, 2000.

(3)
Incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333-75796) declared effective February 22, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.
Date: March 21, 2002	By:	/s/ KENTON K. ALDER Kenton K. Alder President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENTON K. ALDER Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	March 21, 2002
/s/ STACEY M. PETERSON Stacey M. Peterson	Chief Financial Officer, Secretary, (Principal Financial and Accounting Officer)	March 21, 2002
/s/ JEFFREY W. GOETTMAN Jeffrey W. Goettman	Chairman of the Board	March 20, 2002
/s/ MICHAEL E. MORAN Michael E. Moran	Director	March 21, 2002
/s/ PHILIP M. CARPENTER III Philip M. Carpenter III	Director	March 21, 2002
/s/ DOUGLAS P. MCCORMICK Douglas P. McCormick	Director	March 20, 2002
/s/ JAMES K. BASS James K. Bass	Director	March 21, 2002
/s/ RICHARD P. BECK Richard P. Beck	Director	March 21, 2002
/s/ JOHN G. MAYER John G. Mayer	Director	March 20, 2002
/s/ KENNETH L. SHIRLEY Kenneth L. Shirley	Director	March 21, 2002

TTM TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Schedule

Report of Independent Public Accountants

To TTM Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiary as of December 31, 2000 and 2001 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TTM Technologies, Inc. and subsidiary as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
January 24, 2002

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

As of December 31, 2000 and 2001

(In Thousands)

	2000	2001
Assets
Current assets:
Cash and cash equivalents	$9,294	$24,490
Accounts receivable, net of allowances of $3,700 and $2,812, respectively	33,690	11,208
Inventories	6,893	3,126
Prepaid expenses and other	419	265
Income taxes receivable	—	4,788
Deferred income taxes	—	94

Total current assets	50,296	43,971

Property, plant and equipment, at cost:
Land	3,415	3,415
Machinery and equipment	50,192	58,923
Buildings and improvements	13,236	15,213
Furniture and fixtures	425	489
Automobiles	150	141
Construction-in-process	—	2,618

	67,418	80,799
Less accumulated depreciation	(22,644)	(29,893)

Property, plant and equipment, net	44,774	50,906

Other assets:
Debt issuance costs, net of accumulated amortization of $10 and $52, respectively	196	154
Deferred income taxes	21,826	19,219
Goodwill and other intangibles, net of accumulated amortization of $7,038 and $11,846, respectively	83,028	78,220
Deposits and other	2,013	606

Total other assets	107,063	98,199

	$202,133	$193,076

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$7,031	$4,500
Accounts payable	9,984	5,861
Accrued salaries, wages and benefits	6,243	4,121
Income taxes payable	3,256	—
Other accrued expenses	1,596	390

Total current liabilities	28,110	14,872

Long-term debt, less current maturities	36,281	28,125

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized, 37,349 and 37,642 shares issued and outstanding, respectively	132,937	134,228
Retained earnings	5,085	16,079
Deferred stock-based compensation	(280)	(228)

Total shareholders' equity	137,742	150,079

	$202,133	$193,076

The accompanying notes are an integral part of these consolidated balance sheets.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 1999, 2000 and 2001

(In Thousands, Except Per Share Data)

	1999	2000	2001
Net sales	$106,447	$203,729	$128,989
Cost of goods sold	82,200	127,137	92,235

Gross profit	24,247	76,592	36,754

Operating expenses:
Selling and marketing	3,920	10,156	7,272
General and administrative	2,584	8,305	5,435
Amortization of intangibles	2,230	4,810	4,808
Amortization of deferred retention bonus	1,849	5,470	—
Management fees	439	2,150	—

Total operating expenses	11,022	30,891	17,515

Operating income	13,225	45,701	19,239

Other income (expense):
Interest expense	(10,432)	(12,176)	(2,644)
Amortization of debt issuance costs	(755)	(742)	(41)
Interest income and other, net	54	181	629

Total other expense, net	(11,133)	(12,737)	(2,056)

Income before income taxes and extraordinary item	2,092	32,964	17,183
Income tax (provision) benefit	(836)	1,900	(6,189)

Income before extraordinary item	1,256	34,864	10,994
Extraordinary item—loss on early extinguishment of debts, net of income tax benefit of $834 and $3,138, respectively	(1,483)	(6,792)	—

Net income (loss)	$(227)	$28,072	$10,994

Basic earnings per share:
Income before extraordinary item	$0.06	$1.09	$0.29
Extraordinary item	(0.07)	(0.21)	—

Net income (loss)	$(0.01)	$0.88	$0.29

Diluted earnings per share:
Income before extraordinary item	$0.06	$1.02	$0.28
Extraordinary item	(0.07)	(0.20)	—

Net income (loss)	$(0.01)	$0.82	$0.28

The accompanying notes are an integral part of these consolidated statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Shareholders' Equity (Deficit)

For the Years Ended December 31, 1999, 2000 and 2001

(In Thousands)

	Common Stock
			Retained Earnings (Deficit)	Deferred Stock-Based Compensation	Common Stock Warrants
	Shares	Amount				Total
Balance, December 31, 1998	15,675	$5	$(22,760)	$—	$—	$(22,755)
Sale of common stock for cash	14,250	37,500	—	—	—	37,500
Issuance of common stock warrants in connection with notes payable	—	—	—	—	2,019	2,019
Net loss	—	—	(227)	—	—	(227)

Balance, December 31, 1999	29,925	37,505	(22,987)	—	2,019	16,537
Deferred stock-based compensation	—	322	—	(322)	—	—
Amortization of deferred stock-based compensation	—	—	—	42	—	42
Exercise of common stock options	117	308	—	—	—	308
Shares sold in initial public offering, net of offering costs	6,469	91,650	—	—	—	91,650
Shares issued to employees for services	71	1,133	—	—	—	1,133
Exercise of common stock warrants	767	2,019	—	—	(2,019)	—
Net income	—	—	28,072	—	—	28,072

Balance, December 31, 2000	37,349	132,937	5,085	(280)	—	137,742
Amortization of deferred stock-based compensation	—	—	—	52	—	52
Exercise of common stock options	293	814	—	—	—	814
Income tax benefit from options exercised	—	477	—	—	—	477
Net income	—	—	10,994	—	—	10,994

Balance, December 31, 2001	37,642	$134,228	$16,079	$(228)	$—	$150,079

The accompanying notes are an integral part of these consolidated statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 1999, 2000 and 2001

	1999	2000	2001
Cash flows from operating activities:
Net income (loss)	$(227)	$28,072	$10,994
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property, plant and equipment	3,635	5,500	8,294
Net loss on sale of property, plant and equipment	67	175	158
Amortization of goodwill and other intangible assets	2,230	4,810	4,808
Amortization of deferred stock-based compensation	—	42	52
Amortization and write-off of deferred retention bonus	1,849	5,470	—
Amortization and write-off of debt issuance costs	3,073	4,396	41
Non-cash interest imputed on long-term subordinated liabilities	455	476	—
Loss on early retirement of subordinated liabilities	—	6,266	—
Non-cash compensation expense related to issuance of common stock to employees	—	1,133	—
Deferred income taxes	2	(8,828)	2,513
Changes in operating assets and liabilities:
Accounts receivable, net	(2,426)	(12,667)	22,482
Inventories	(2,375)	(901)	3,767
Prepaid expenses and other	(620)	(99)	154
Income taxes receivable	(533)	533	(4,311)
Debt issuance costs	(4,850)	(212)	—
Accounts payable	1,660	3,483	(4,123)
Income taxes payable	—	3,256	(3,256)
Accrued salaries, wages and benefits and other accrued expenses	(4,167)	2,787	(3,328)

Net cash provided by (used in) operating activities	(2,227)	43,692	38,245

Cash flows from investing activities:
Acquisition of Power Circuits, Inc., net of cash acquired	(95,475)	—	—
Purchase of property, plant and equipment	(4,490)	(22,921)	(12,071)
Proceeds from sale of property, plant and equipment	58	20	105
Construction-in-process, equipment and other deposits	—	(1,178)	(1,210)

Net cash used in investing activities	(99,907)	(24,079)	(13,176)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	133,168	59,000	—
Principal payments on long-term debt	(67,415)	(151,793)	(10,687)
Sale of common stock for cash, net of offering costs	37,500	91,650	—
Proceeds from exercise of common stock options	—	308	814
Payments on deferred retention bonus payable	—	(10,800)	—

Net cash provided by (used in) financing activities	103,253	(11,635)	(9,873)

Net increase in cash and cash equivalents	1,119	7,978	15,196
Cash and cash equivalents at beginning of period	197	1,316	9,294

Cash and cash equivalents at end of period	$1,316	$9,294	$24,490

Supplemental cash flow information:
Cash paid for interest	$10,075	$10,905	$2,663
Cash paid for income taxes	450	525	11,103
Supplemental disclosure of noncash investing and financing activities:

On July 14, 1999, the company acquired the stock of Power Circuits, Inc. (see Note 3). The fair value of the acquired assets was $106,364, net of $2,313 of cash acquired. The Company assumed $10,889 of liabilities.

The accompanying notes are an integral part of these consolidated statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and Shares in Thousands, Except Per Share Data)

(1) Nature of Operations and Basis of Presentation

        TTM Technologies, Inc. (the "Company"), formerly Pacific Circuits, Inc., was incorporated under the laws of the State of Washington on March 20, 1978. In July 1999, Power Circuits, Inc. was acquired and became a wholly-owned subsidiary of TTM Technologies, Inc. TTM Technologies, Inc. and its wholly- owned subsidiary are collectively referred to as "the Company." The Company is a manufacturer of complex printed circuit boards ("PCBs") used in sophisticated electronic equipment. The Company sells to a variety of customers located both within and outside of the United States.

(2) Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the accounts of TTM Technologies, Inc. and its wholly-owned subsidiary, Power Circuits, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

        The Company derives its revenue primarily from the sale of PCBs using customer supplied engineering and design plans and recognizes revenues when products are shipped to the customer. The Company provides its customers a limited right of return for defective PCBs. The Company accrues an estimated amount for sales returns and allowances at the time of sale based on historical information. For the years ended December 31, 1999, 2000 and 2001, the provision for sales returns was less than 2% of gross sales.

        Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Cash and Cash Equivalents

        The Company considers highly liquid investments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing bank accounts and short-term debt securities. As of December 31, 2000 and 2001, the Company had $6,100 and $17,000, respectively, in short-term interest-bearing securities.

Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories as of December 31, 2000 and 2001 consist of the following:

	2000	2001
Raw materials	$2,746	$1,839
Work-in-process	4,036	1,107
Finished goods	111	180

	$6,893	$3,126

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. The Company uses the following estimated useful lives:

Buildings and improvements	10-40 years
Machinery and equipment	5-10 years
Furniture and fixtures	5-7 years
Automobiles	5 years

        Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of income. Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are charged to expense as incurred.

Other Assets

        Debt issuance costs are amortized to expense over the period of the underlying indebtedness using the effective interest rate method, adjusted to give effect to any early repayments. During 1999 and 2000, the Company repaid certain indebtedness in connection with a refinancing. Accordingly, unamortized deferred debt issuance costs were written off and classified as part of the extraordinary loss on early extinguishment of debts (see Note 4).

        Goodwill and other intangibles resulted from the Company's acquisition of Power Circuits, Inc. in July 1999. Goodwill is approximately $72,100 and is being amortized using the straight-line method over 20 years. Other intangibles, consisting principally of strategic customer relationships, are approximately $18,000 and are being amortized using the straight-line method over 15 years.

Accounting for Impairment of Long-lived Assets

        Long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, is based upon the difference between the asset's carrying value and fair value. For enterprise level goodwill and other intangibles, fair value is determined using a market value approach if reliably determinable, or alternatively a discounted cash flow approach. As of December 31, 2001, management of the Company does not consider any of its long-lived assets to be impaired.

Imputed Interest Expense

        Interest is imputed on long-term debt obligations where it has been determined that the contractual interest rates are below the market rate for debt with similar risk characteristics. In addition, a discount from the face amount of notes, resulting from allocating proceeds between debt and equity instruments issued, is recorded as interest expense over the term of the debt. All debt obligations for which interest was imputed were paid off in September 2000 (see Note 4). For the years ended December 31, 1999 and 2000, non-cash interest expense for these obligations was as follows:

	1999	2000
Deferred retention bonus	$279	$244
Senior subordinated notes	83	150
Subordinated notes	93	82

	$455	$476

Income Taxes

        The Company recognizes deferred tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets or liabilities are determined based upon the difference between the financial statements and income tax basis of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized. Deferred tax assets are reviewed for recoverability and valuation allowances are provided if necessary.

Derivative Financial Instruments

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the balance sheet and measured at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements. The Company had an interest rate swap outstanding with a bank that expired on December 31, 2001. The swap agreement was a cash flow hedge as it provided for payment of a fixed rate of interest, which was hedging against changes in the amount of future cash flows associated with variable interest obligations.

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

        The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the years ended December 31, 1999, 2000 and 2001:

	1999			2000			2001
	Net Loss	Shares	Per share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$(227)	22,312	$(0.01)	$28,072	31,919	$0.88	$10,994	37,482	$0.29
Effect of options and warrants	—	357		—	2,247		—	1,417

Diluted EPS	$(227)	22,669	$(0.01)	$28,072	34,166	$0.82	$10,994	38,899	$0.28

        Stock options to purchase 2,289, 0 and 451 shares of common stock at December 31, 1999, 2000 and 2001, respectively, were not considered in calculating Diluted EPS because the exercise prices were equal to or greater than the average fair value of the common shares during the period.

Concentration of Credit Risk

        In the normal course of business, the Company extends credit to its customers, which are concentrated in the computer and electronics instrumentation industries. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company regularly reviews its accounts receivable and makes provisions for potential losses.

        As of December 31, 1999, three customers in the aggregate accounted for 43% of total accounts receivable. As of December 31, 2000 one customer accounted for 16% of total accounts receivable. As of December 31, 2001, five customers in the aggregate accounted for 30% of total accounts receivable. For the year ended December 31, 1999, two customers accounted for 19% and 17% of net sales. For the year ended December 31, 2000, two customers accounted for 14% and 13% of net sales. For the year ended December 31, 2001, one customer accounted for 11% of the Company's net sales, and the ten largest customers accounted for 46% of the Company's net sales. If any one or group of these customers were lost or their receivable balances should be deemed to be uncollectable, it would have a material adverse effect on the Company's financial condition and results of operations.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt SFAS No. 141 and SFAS No. 142 in the first quarter of 2002. Upon adoption, the Company will also perform the first of the required impairment tests of goodwill and indefinite-lived intangibles as of January 1, 2002. The Company has not yet determined what impact the adoption of these statements will have on the results of operations and financial position. Goodwill amortization for the years ended December 31, 1999, 2000 and 2001 was $1,673, $3,606 and $3,606, respectively.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the asset is placed in service. When the liability is initially recorded, entities capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, entities either settle the obligation for its recorded amount or incur a gain or loss upon settlement. This statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company does not believe that the adoption of this statement will have a significant impact on its results of operations or financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of the carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this statement will have a significant impact on its results of operations or financial position.

Fair Value of Financial Instruments

        The carrying amounts of assets and liabilities as reported on the balance sheets at December 31, 2000 and 2001, which qualify as financial instruments, approximate fair value. The fair value of interest rate swap agreements held by the Company at December 31, 2000, which was not recorded in the accompanying consolidated financial statements was $260, which represented the net cash the Company would have received to settle these agreements. These agreements expired in 2001.

(3) Acquisition of Power Circuits, Inc.

        In July 1999, the Company acquired the stock of Power Circuits, Inc. for approximately $97,800, which included direct acquisition costs of approximately $850. The acquisition was financed from borrowings under the Company's credit facilities and from additional equity issuances. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of Power Circuits, Inc. are included in the accompanying consolidated financial statements from the date of acquisition. The total goodwill and other intangibles recorded in connection with this acquisition were approximately $90,100, which are deductible for income tax purposes over future periods in accordance with IRS rules and regulations.

        The unaudited proforma information below presents the results of operations of 1999 as if the Power Circuits acquisition occurred at the beginning of the year, after giving effect to certain adjustments, including amortization of intangibles, elimination of nonrecurring bonuses, adjustments to reflect new incentive compensation and management fee arrangements, interest expense and amortization of deferred financing costs related to the acquisition debt and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1999 or of the results which may occur in the future.

1999
Net sales	$124,316
Income before extraordinary item	623
Net income	623
Basic and diluted earnings per share	$0.02

(4) Long-Term Debt and Other Obligations

        In September 2000, the Company entered into an amended and restated agreement to refinance all remaining amounts outstanding under its 1999 credit facility. Under the amended and restated senior credit facility, the Company borrowed $45,000 under a term loan and entered into a $25,000 revolving loan commitment. The term loan is payable in varying quarterly installments with the final maturity in September 30, 2005. As of December 31, 2000 and 2001, the Company had $43,312 and $32,625, respectively, outstanding on the term loan. The Company initially borrowed $14,000 on the revolving loan, which was repaid in full in October 2000. As of December 31, 2001, the Company did not have any balance outstanding on the revolving loan. The revolving loan commitment expires on September 29, 2005. Interest on the revolving loan and the term loan ranges from LIBOR plus 1% to LIBOR plus 2%, or the Alternate Base Rate (as defined in the agreement) to the Alternate Base Rate plus 0.5%. The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon the Company's leverage ratios as defined in the agreement. At December 31, 2001, the term loan and the revolving loan had an interest rate of 2.91%. The Company pays a quarterly commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The term loan and the revolving loan are secured by substantially all of the assets of the Company. In connection with the amended and restated senior credit facility, the Company incurred debt issuance costs of approximately $206, which are capitalized and amortized to expense over the period of the underlying indebtedness.

        The senior credit facility, as amended, contains certain financial and other covenants. These covenants include capital expenditure limits, leverage and fixed charge coverage ratios, consolidated EBITDA and various other covenants. At December 31, 2001, the Company was in compliance with these covenants.

        The aggregate amount of principal maturities of long-term debt at December 31, 2001 are as follows:

Year Ending December 31,
2002	$4,500
2003	9,422
2004	10,688
2005	8,015

$32,625

        On July 13, 1999, the Company issued an aggregate of $12,500 in senior subordinated notes to TCW/Crescent Mezzanine Partners II, L.P., TOW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P. and TCW Leveraged Income Trust II, L.P., each of which is a shareholder, with interest at 12.0%. In connection therewith, the Company issued warrants for the purchase of 767 shares of common stock at an exercise price of $0.000026 per share. The $12,500 had been allocated between the notes and the warrants based on the relative fair values at the date of issuance. This resulted in allocating $10,481 to the notes and $2,019 to the warrants. The difference between the face amount of the notes and the amount allocated to the notes was recorded as interest expense over the term of the notes. The Company redeemed all of the notes in September 2000 for $12,750. In addition, the warrants were exercised in September 2000. The difference between the carrying amount and the amount paid was recorded as part of the extraordinary loss on early extinguishment of debts.

        In December 1998, the Company issued subordinated notes payable of $4,000 to certain shareholders with interest at 10%. Management believed that the 10% rate was a below market rate given the related-party nature of this obligation and the rate that would be appropriate for debt with similar risk characteristics. Accordingly, interest was imputed at 20% resulting in an additional 10% interest over the stated rate on the $4,000 subordinated notes payable. In September 2000, the subordinated notes were paid off in full, the difference between the carrying amount and the amount paid was recorded as an extraordinary loss on early extinguishment of debts.

        In December 1998, the Company entered into a retention bonus plan agreement, under which the Company agreed to pay a total of $12,000 to certain key employees no later than December 31, 2006. Under this agreement, the Company was required to make annual payments, similar to interest, which accrued at the rate of 10% per annum on the total unpaid balance. Management believed that the 10% rate was a below market rate given the related-party nature of this obligation and the rate that would be appropriate for debt with similar risk characteristics; accordingly, interest was imputed at 20% resulting in an additional 10% interest over the stated rate on the $12,000 obligation. In September 2000, the deferred retention bonus obligation was settled by paying $10,800. The difference between the carrying amount and the amount paid was recorded as an extraordinary loss on early extinguishment of debts.

        For the years ended December 31, 1999 and 2000, the extraordinary loss, as a result of the extinguishment of debts before the contractual due date, related to the following items:

	1999	2000
Senior subordinated and subordinated notes	$—	$3,395
Deferred retention bonus obligation	—	2,871
Write off of debt issuance costs related to the 1999 credit facility paid off in 2000	—	3,664
Write off of debt issuance costs related to the 1998 credit facility paid off in 1999	2,317	—

Total	2,317	9,930
Income tax benefit	(834)	(3,138)

	$1,483	$6,792

(5) Common Stock Transactions

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

Stock Issued for Services

        In connection with the IPO, the Company granted 71 shares of common stock to employees having an aggregate fair market value of approximately $1,133. The value of these shares was recorded as non-cash compensation expense at the time the shares were issued.

(6) Income Taxes

        The components of the benefit (provision) for income taxes for the years ended December 31, 1999, 2000 and 2001 are as follows (excluding the $834 and $3,138 benefit allocated to the extraordinary items during the years ended December 31, 1999 and 2000, respectively):

	1999	2000	2001
Current provision:
Federal	$—	$(7,675)	$(3,674)
State	—	(2)	(2)

Total current	—	(7,677)	(3,676)

Deferred benefit (provision):
Federal	(790)	(4,987)	(2,457)
State	(46)	(234)	(56)
Change in valuation allowance	—	14,798	—

Total deferred	(836)	9,577	(2,513)

Total benefit (provision)	$(836)	$1,900	$(6,189)

(6) Income Taxes (Continued)

        The following is a reconciliation between the statutory federal income tax rate and the Company's effective income tax rates for the years ended December 31, 1999, 2000 and 2001 which are derived by dividing the provision for income taxes by income before income taxes and extraordinary item:

	1999	2000	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit and state tax credits	2.2	0.8	—
Change in valuation allowance	—	(44.8)	—
Other	3.8	4.2	2.0

Total (benefit) provision for income taxes	40.0%	(5.8)%	36.0%

        The components of the net deferred tax assets as of December 31, 2000 and 2001 are as follows:

	2000	2001
Deferred tax assets:
Tax goodwill related to recapitalization	$23,925	$22,064
Reserves and accruals	535	94

Total	24,460	22,158

Deferred tax liabilities:
Goodwill and intangible asset amortization from Power Circuits, Inc. acquisition	(710)	(1,140)
Depreciation	(1,924)	(1,705)

Total	(2,634)	(2,845)

Net deferred income tax assets	$21,826	$19,313

        The primary deferred tax asset, tax goodwill related to recapitalization, is being amortized over a 15-year period in accordance with the provisions of the Internal Revenue Code. As a result of the Company's recapitalization in 1998, the Company became a C Corporation and the tax effect of all differences between the tax reporting and financial reporting bases of the Company's net assets was recorded as a net deferred tax asset. The most significant basis difference resulted from an Internal Revenue Code section 338(h)(10) tax election made at the time of the recapitalization. This election had the effect of characterizing the recapitalization and stock purchase as an asset purchase for income tax purposes. Therefore, the consideration paid to the former owner in excess of tax basis of the net assets was recorded as tax-deductible goodwill, even though no goodwill was reported for financial reporting purposes.

        A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company had previously determined that a valuation allowance for a portion of the net deferred tax asset was required based upon management's estimate of the Company's ability to generate future taxable income over a period, sufficient to realize deferred tax assets. As a result of completing the IPO and increased profitability, the Company reevaluated the realizability of its deferred tax asset and eliminated the previously recorded valuation allowance of $14,798 during the year ended December 31, 2000. This was based upon the reduction of future interest expense as a result of utilizing the proceeds from the IPO to repay debt and increases in operating income during the year as well as expectations of operating income in future years. Given these, among other factors, the Company believes that its future taxable income will be sufficient to realize the net deferred tax assets. It is possible that the Company's estimates could change in the near term and it may become necessary to record a valuation allowance in future periods, which would adversely affect the Company's results of operations.

        At December 31, 1999, the Company had tax net operating loss carryforwards of approximately $4,900, which were utilized in 2000.

(7) Commitments and Contingencies

Operating Leases

        The Company leased facilities and manufacturing equipment under noncancellable operating leases with terms expiring through 2018. The facilities were leased from related parties. The facilities were purchased in December 2000, which canceled the lease (see Note 10). The manufacturing equipment leases were bought out in December 2000 for $3,300. The Company leases land under a noncancellable operating lease which requires aggregate payments of $20 per year through July 2025.

        Total rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $1,409, $1,720 and $106, respectively.

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

Cash Incentive Compensation Plan

        The Company has a cash incentive compensation plan in place to provide a means of retaining and attracting capable employees and increasing the incentive of key employees. Eligible employees receive a bonus equal to a percentage of earnings before interest, taxes and amortization ("EBITA"), as defined in the agreement. The bonus percentage, which varies from year to year, is based upon achieving certain target levels of EBITA. For the years ended December 31, 1999, 2000 and 2001, $0, $2,900 and $1,000, respectively, were earned under this plan.

(8) Stock-Based Compensation Plans

        The Company has adopted the Management Stock Option Plan (the "Plan"). The Plan, as amended in 1999 and 2000, provides for issuance of a maximum of 5,600 shares of the Company's common stock. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code and awards) or nonqualified options. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than the fair market value at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee. Options expire no later than 10 years from the grant date. The Plan expires on December 1, 2008. A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 1998	1,066	$2.63
Granted	1,330	2.63
Forfeited	(107)	2.63

Outstanding at December 31, 1999	2,289	2.63
Granted	851	9.49
Exercised	(117)	2.63
Forfeited	(99)	2.63

Outstanding at December 31, 2000	2,924	4.63
Granted	172	8.15
Exercised	(293)	2.77
Forfeited	(214)	2.63

Outstanding at December 31, 2001	2,589	5.24

Exercisable at December 31, 2001	665	$4.34

        As of December 31, 2001, 1,520 of the 2,589 options outstanding vest equally over 5 years from the grant date. Options to purchase 1,069 shares vest on the eighth anniversary of the date of grant; however, upon the occurrence of certain events including a sale of shares by the majority shareholder or a merger, a portion of these options will vest earlier based upon the annual rate of return of the common stock, as defined in the agreement. In December 2001, the Company filed a registration statement on Form S-3 under which the majority shareholder is selling certain shares and the Company is selling certain new shares. If the sale of these shares is completed approximately 194 additional shares will vest.

        A summary of options outstanding and options exercisable as of December 31, 2001 is as follows:

Exercise Prices	Options	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$2.63	1,957	7.4	$2.63
$6.35-$9.75	196	9.2	7.42
$14.88-$16.00	436	8.7	15.95

	2,589	7.8	$5.24

        During the year ended December 31, 2000, the Company granted 268 options with exercise prices of $2.63 per share, which was less than the fair value of the common stock at the date of the grant. These grants resulted in deferred stock-based compensation of $322, which is being amortized on a straight-line basis over the vesting terms of the options. During the years ended December 31, 2000 and 2001, the amortization was $42 and $52, respectively.

        In September 2000, the Company adopted the 2000 Equity Compensation Plan, which provides for the grant of a variety of equity-based awards, including without limitation, stock options, incentive stock options, restricted stock, stock awards and stock appreciation rights. Awards under this plan may constitute qualified performance-based compensation as defined in the Internal Revenue Code. The 2000 Equity Compensation Plan provides for the issuance of up to a maximum of 3,600 shares. This plan expires in September 2020. In connection with the IPO, the Company granted employees 71 shares of common stock under this plan and recorded non-cash compensation expense of $1,133 for the year ended December 31, 2000. No other awards have been made under this plan.

        The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by SFAS No. 123. Had compensation cost been determined in accordance with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1999, 2000 and 2001, would have been changed to the following pro forma amounts:

	1999	2000	2001
Net income (loss):
As reported	$(227)	$28,072	$10,994
Pro forma	(458)	27,893	9,315
Basic earnings per share:
As reported	(0.01)	0.88	0.29
Pro forma	(0.02)	0.87	0.25
Diluted earnings per share:
As reported	(0.01)	0.82	0.28
Pro forma	(0.02)	0.82	0.24

        For pro forma disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants during the years ended December 31, 1999, 2000 and 2001: zero dividend yield for all years; zero expected volatility for 1999, 163% expected volatility for 2000 and 138% expected volatility for 2001; weighted-average risk-free interest rate of 6.5% for 1999, 5.4% for 2000 and 4.7% for 2001; and expected life of 8.0 years for 1999, 6.3 years for 2000 and 5.0 years for 2001. For purposes of the pro forma disclosure, the estimated fair value of the stock options is amortized over the vesting term of the respective stock options.

(9) Employee Benefit Plans

        During the year ended December 31, 1999, the Company maintained a profit sharing plan covering substantially all of its full-time employees, except participants in the cash incentive plan. At the discretion of the Board of Directors, the Company may contribute up to 15% of an eligible employee's salary to the plan. For the year ended December 31, 1999, contributions accrued to the plan were approximately $1,100. These amounts were paid to the plan subsequent to each year-end.

        On May 1, 2000, this plan was amended and restated as a 401(k) savings plan under which all eligible full-time employees may participate. In addition, the Company's wholly-owned subsidiary maintains a 401(k) savings plan. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for by the plans. The Company accrued contributions under these plans of $142 and $141 during the years ended December 31, 2000 and 2001, respectively.

(10) Related-Party Transactions

        The Company had management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management, which required management fees totaling $600 per year, plus certain expenses and other fees. Under the agreement, T.C. Management IV and Brockway Moran & Partners Management would provide corporate finance, strategic and capital planning and other advisory services. In connection with the IPO, these agreements were amended to forego future management and consulting fees, for which the Company paid a one-time fee of $1,500. For the years ended December 31, 1999 and 2000, expenses recorded under the agreements were $439 and $2,150 respectively.

        In connection with the IPO, the Company paid T.C. Management, T.C. Management IV and Brockway Moran & Partners Management, a $2,000 financial advisory fee which was accounted for as an offering cost and reflected as a reduction of the IPO proceeds (see Note 5). The Company is also obligated to pay T.C. Management, T.C. Management IV and Brockway Moran & Partners Management, a financial advisory fee of 1.5% of the first $50,000 of the proceeds or value of any transaction with respect to which the three entities render financial advisory services to the Company, and 1% of any amount of proceeds or value in excess of $50,000.

        The Company had issued subordinated notes payable to shareholders which were paid off with proceeds from the IPO (see Note 4).

        The Company leased facilities from Harbor Building, LLC, a business owned by the former owners and employees of Power Circuits, Inc. and existing shareholders of the Company. Total rent expense for the period from July 15, 1999 to December 31, 1999 was approximately $115. Total rent expense for the year ended December 31, 2000 was $329. In December 2000, the Company exercised an option to purchase the facilities for approximately $3,413. During the year ended December 31, 2001 an additional $106 was paid per prior rental agreements.

(11) Preferred Stock

        The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock; any or all of which may be superior to the rights of the common stock. As of December 31, 2001, 15,000 shares were authorized and no shares of preferred stock were outstanding.

(12) Foreign Sales

        Sales representing more than 1% of the Company's net sales by country for the years ended December 31, 1999, 2000 and 2001, are as follows:

	1999	2000	2001
United States	89,619	$191,685	$120,486
Canada	1,039	1,079	1,696
England	4,387	2,846	681
Singapore	10,546	3,996	375
China	—	2,711	4,019
Mexico	—	529	1,022
Other	856	883	710

Total	$106,447	$203,729	$128,989

(13) Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2000:
Net sales	$42,080	$46,080	$55,060	$60,509
Gross profit	12,278	15,052	21,472	27,790
Income before extraordinary items	2,123	3,015	16,995	12,731
Net income	2,123	3,015	10,203	12,731
Income per share before extraordinary items:
Basic	0.07	0.10	0.55	0.34
Diluted	0.07	0.09	0.50	0.33
Net income per share:
Basic	0.07	0.10	0.33	0.34
Diluted	0.07	0.09	0.30	0.33
Year Ended December 31, 2001:
Net sales	$46,001	$30,666	$26,895	$25,427
Gross profit	18,296	7,761	5,874	4,823
Net income	7,562	2,178	979	275
Net income per share:
Basic	0.20	0.06	0.03	0.01
Diluted	0.19	0.06	0.03	0.01

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TTM Technologies, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in TTM Technologies, Inc.'s Form 10-K, and have issued our report thereon dated January 24, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
January 24, 2002

S-1

TTM TECHNOLOGIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
IN THOUSANDS

Description	Balance at Beginning of Year	Additions (a)	Deductions (b)		Balance at End of Year
Year ended December 31, 2001
Allowance for doubtful accounts	$2,026	$30	$(677	)(c)	$1,379
Allowance for sales credits	1,674	1,301	(1,542)		1,433

	$3,700	$1,331	$(2,219)		$2,812

Year ended December 31, 2000
Allowance for doubtful accounts	$120	$2,106	$(200)		$2,026
Allowance for sales credits	255	2,476	(1,057)		1,674

	$375	$4,582	$(1,257)		$3,700

Year ended December 31, 1999
Allowance for doubtful accounts	$150	$58	$(88)		$120
Allowance for sales credits	250	765	(760)		255

	$400	$823	$(848)		$375

(a)
Additions to the allowance for doubtful accounts were charged to expense. Additions to the allowance for sales credits are charged as a reduction of net sales.

(b)
Deductions to the accounts are for the purposes for which the reserves were created.

(c)
Includes reversal of $374 of reserve established in prior years.

S-2

QuickLinks

TTM TECHNOLOGIES, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
Statement Regarding Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
Factors That May Affect Future Results
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
TTM TECHNOLOGIES, INC. Index to Consolidated Financial Statements and Schedule
Report of Independent Public Accountants
Consolidated Balance Sheets As of December 31, 2000 and 2001 (In Thousands)
Consolidated Statements of Operations For the Years Ended December 31, 1999, 2000 and 2001 (In Thousands, Except Per Share Data)
Consolidated Statements of Shareholders' Equity (Deficit) For the Years Ended December 31, 1999, 2000 and 2001 (In Thousands)
TTM TECHNOLOGIES, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 1999, 2000 and 2001
TTM TECHNOLOGIES, INC. Notes to Consolidated Financial Statements (Dollars and Shares in Thousands, Except Per Share Data)