Form 10-K/A
period 2001-12-31
TTM TECHNOLOGIES INC
filed 2002-04-30
CIK 1116942

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of Common Stock held by nonaffiliates of the registrant (19,547,247 shares) based on the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on March 7, 2002, was $199,772,864. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

        As of March 7, 2002, there were outstanding 39,686,901 shares of the registrant's Common Stock, no par value.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

        The following table, together with the accompanying text, present certain information, as of April 24, 2002, with respect to each of our directors and executive officers.

NAME	AGE	POSITION(S) HELD WITH THE COMPANY
Kenton K. Alder	52	Chief Executive Officer, President and Director
James K. Bass	45	Director
Richard P. Beck	68	Director
Philip M. Carpenter III	30	Director
Jeffrey W. Goettman.	43	Chairman and Director
John G. Mayer	51	Director
Douglas P. McCormick	33	Director
Michael E. Moran	38	Vice-Chairman and Director
Kenneth L. Shirley	50	Chief Operating Officer and Director
Richard T. Garagliano	50	Vice President, Operations, Redmond Division
Stacey M. Peterson	38	Vice President, Chief Financial Officer and Secretary
O. Clay Swain	39	Vice President, Sales and Marketing
Shane S. Whiteside	36	Vice President, Operations, Santa Ana Division

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

        James K. Bass has served as our Director since September 2000. Mr. Bass has been the Chief Executive Officer and a Director of Suntron Corporation, a publicly held provider of high mix electronic manufacturing services, since its incorporation in May 2001 and as Chief Executive Officer of EFTC Corporation, a subsidiary of Suntron, since July 2000. From 1996 to July 2000, Mr. Bass was a Senior Vice President of Sony Corporation. Prior to that, Mr. Bass spent 15 years in various manufacturing management positions at the aerospace group of General Electric Corporation. Mr. Bass holds a B.S.M.E. from Ohio State University.

        Richard P. Beck has served as our Director since February 2001. Mr. Beck is presently retired. From February 1998 to November 2001, Mr. Beck served as Senior Vice President and Chief Financial Officer of Advanced Energy Industries, a publicly held manufacturer of power conversion systems and integrated technology solutions, and continues to serve as a Director of the company. From March 1992 until February 1998, Mr. Beck served as Vice President and Chief Financial Officer of Advanced Energy. From November 1987 to March 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer for Cimage Corporation, a computer software company. Mr. Beck is also Chairman of the Board, is chairman of the audit committee and serves on the compensation committee, of Applied Films Corporation, a publicly held manufacturer of flat panel display equipment. He is also a director of Photon Dynamics, Inc. a publicly held manufacturer of flat panel display test equipment and serves on its audit committee. Mr. Beck holds a Bachelor of Science in Accounting and Finance and a Master of Business Administration from Babson College.

        Philip M. Carpenter III has served as our Director since September 1999. Mr. Carpenter has been a Principal of Brockway Moran & Partners, Inc., a private equity investment firm, since April 2001 and has been a Vice President of that company since September 1998. From August 1996 to September 1998, Mr. Carpenter was an Associate at Trivest, Inc., a private equity investment firm. Prior to that time, Mr. Carpenter was a Financial Analyst at Bear, Stearns & Co. Inc., an investment bank, from August 1994 to June 1996. Mr. Carpenter holds a Bachelor of Science in Accounting from the State University of New York at Binghamton.

        Jeffrey W. Goettman has served as our Chairman and Director since January 1999. Mr. Goettman has been a Managing Partner of Thayer Capital Partners, a private equity investment company, since April 2001. Mr. Goettman joined Thayer Capital Partners in February 1998. Prior to that time, Mr. Goettman served as a Managing Director and founder of the Electronics Manufacturing Services Group at Robertson Stephens & Co. Inc., an investment bank, from February 1994 to February 1998. In addition, Mr. Goettman has been the Chairman of the Board of Suntron Corporation since May 2001. Mr. Goettman holds a Bachelor of Science from Duke University and a Master of Business Administration from the Stanford University Graduate School of Business.

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

        Douglas P. McCormick has served as our Director since September 1999. Mr. McCormick has been a Managing Director of Thayer Capital Partners, a private equity investment company, since January 2001, and was a Vice President and Principal of that company since January 1999. Prior to that time, Mr. McCormick served as an associate at Morgan Stanley & Co. Incorporated, an investment bank, from June 1997 to January 1999. In addition, Mr. McCormick has been a Director of Suntron Corporation since October 2001. Mr. McCormick holds a Bachelor of Science in Economics from the United States Military Academy and a Master of Business Administration from Harvard Business School.

        Michael E. Moran has served as our Director since January 1999 and our Vice Chairman since June 1999. Mr. Moran has been a Managing Partner of Brockway Moran & Partners, Inc., a private equity investment firm, since September 2000. Mr. Moran was a founding partner of Brockway Moran & Partners, Inc. in January 1998. Mr. Moran served as a Senior Vice President at Trivest, Inc., a private equity investment firm, from 1994 to 1998. Mr. Moran previously served on the board of directors of ElectroStar, Inc., a publicly held printed circuit board manufacturing company that was sold to Tyco International in January 1997. Mr. Moran holds a Bachelor of Science in Business Administration from Drake University and a Master of Business Administration from DePaul University.

        Kenneth L. Shirley has served as our Director since July 2001. Pursuant to a consulting agreement, Mr. Shirley serves as our Chief Operating Officer. From 1996 to December 2000, Mr. Shirley served as Co-President of Advance Quick Circuits, L.P., a privately held high technology printed circuit board manufacturer. Mr. Shirley previously served as an executive-level Vice President of Manufacturing and Technology at the Richmond, Virginia printed circuit board operation of Lucent Technologies from

1994 to 1996. Prior to that time, Mr. Shirley was a General Manager of the Owego, New York, high technology printed circuit board operation HADCO Corporation from 1987 to 1994. Mr. Shirley successfully completed General Electric's two-year Manufacturing Management Program in 1979.

        Richard T. Garagliano has served as our Vice President of Operations—Redmond Division since December 2000. Prior to joining us, Mr. Garagliano was with Multilayer Technology, Inc., a quick-turn, printed circuit board manufacturer ("Multek") from 1991 to December 2000, serving most recently as Director of Operations for Multek's Austin, Texas facility. Mr. Garagliano holds a Bachelor of Science in Chemical Engineering from Worcester Polytechnic Institute.

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

        O. Clay Swain has served as our Vice President Sales and Marketing since September 2001, having served as our Vice President, Sales since June 2000 and as our National Sales Manager from March 2000. From July 1999 to February 2000, Mr. Swain served as General Manager of Tyco Printed Circuit Group, Logan Division, a publicly held printed circuit board manufacturing company. From January 1997 to June 1999, Mr. Swain served as Director of Sales of Tyco Printed Circuit Group. From December 1994 to December 19996, Mr. Swain served as National Sales Manager of ElectroStar, Inc., previously a publicly held printed circuit board manufacturing company. Mr. Swain holds a Bachelor of Science and a Master in Business Administration from Utah State University.

        Shane S. Whiteside has served as our Vice President of Operations—Santa Ana Division since January 2001 and our Director of Operations—Santa Ana Division from July 1999 to December 2000. From March 1998 to June 1999, Mr. Whiteside was the Director of Operations of Power Circuits. Prior to joining Power Circuits, Mr. Whiteside was Product Manager for Technica USA from December 1996 to March 1998 and a Technical Sales Representative from September 1993 to December 1996. Mr. Whiteside holds a Bachelor of Arts in Economics from the University of California.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation paid by us for the fiscal years ended December 31, 2001, 2000 and 1999 to our Chief Executive Officer and each of our other executive officers whose total salary and bonus exceeded $100,000 in 2001.

SUMMARY COMPENSATION TABLE

							Long-Term Compensation
	Annual Compensation						Awards	Payouts
Name and Principal Position	Year	Salary($)	Bonus($)		Other Annual Compensation ($)(1)		Securities Underlying Options(#)	LTIP Payouts ($)	All Other Compensation ($)
Kenton K. Alder Chief Executive Officer, President and Director	2001 2000 1999	250,000 227,142 161,155	65,000 350,000 —	(2) (3)	— — 20,561	(5)	— 100,000 543,876	— — —	2,190 2,500 —	(4) (4)
Richard T. Garagliano Vice President of Operations—Redmond Division	2001 2000	145,000 2,231	31,000 —	(2)	— —		30,000 10,000	— —	26,718 —	(6)
Stacey M. Peterson Chief Financial Officer and Secretary	2001 2000	137,735 132,923	35,000 125,000	(2) (3)	— 20,000	(5)	— 178,400	— —	1,169 —	(4)
O. Clay Swain Vice President, Sales and Marketing	20001 2000	140,000 113,725	30,000 124,000	(2) (3)	— —		178,126 —	— —	— —
Shane S. Whiteside(8) Vice President of Operations—Santa Ana Division	2001 2000 1999	140,000 119,500 50,000	31,000 125,000 115,000	(2)	— — —		— 35,626 142,500	— — —	996 1,400 —	(4) (4)

(1)
Except as otherwise provided in this table, no amounts for perquisites and other personal benefits received by any of the named executive officers are shown because the aggregate dollar amounts were lower than the reporting requirements established by the rules of the SEC.

(2)
Represents a bonus paid in 2002 based on our performance in 2001

(3)
Represents a bonus paid in 2001 based on our performance in 2000.

(4)
Represents matching contributions by us under our 401(k) plan.

(5)
Represents commuting costs paid by us to Mr. Alder in 1999.

(6)
Represents moving expenses paid by us to Mr. Garagliano in 2001.

(7)
Represents a signing bonus paid to Ms. Peterson when she joined us.

(8)
Mr. Whiteside joined our company following our acquisition of Power Circuits, Inc. in July 1999. The salary shown here is for the period from July 1999 through December 1999.

Stock Option Grants

        The following table sets forth information concerning the grant of stock options in 2001 to our Chief Executive Officer and our other executive officers named in the Summary Compensation Table. We did not grant any stock appreciation rights in 2001.

Option Grants In Last Fiscal Year

Individual Grants
	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name			Exercise or Base Price ($/Sh)	Expiration Date
					5%($)	10%($)
Kenton K. Alder	—	—	—	—	—	—
Richard T. Garagliano	30,000	24%	$6.73	5/1/2011	$126,974	$321,777
Stacey M. Peterson	—	—	—	—	—	—
O. Clay Swain	—	—	—	—	—	—
Shane S. Whiteside	—	—	—	—	—	—

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

(2)
The percentages above are based on an aggregate of 124,000 shares subject to options we granted to employees in the year ended December 31, 2001.

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

Stock Option Exercises and Values for Fiscal 2001

        The following table sets forth information, with respect to our executive officers named in the Summary Compensation Table concerning options exercised in 2001 and unexercised options held by them as of the end of such fiscal year:

	Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value
			Number of Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001($)(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kenton K. Alder	28,000	$39,200	214,617	401,259	$1,457,681	$2,406,230
Richard T. Garagliano	—	—	2,000	38,000	$740	$104,660
Stacey M. Peterson	—	—	40,353	138,047	$222,850	$716,396
O. Clay Swain	—	—	39,874	138,252	$202,590	$651,270
Shane S. Whiteside	—	—	55,186	122,940	$359,969	$707,356

(1)
The closing sales price per share for our common stock as reported by the Nasdaq National Market on December 31, 2001 was $10.12. The option value is calculated by multiplying (a) the positive difference, if any, between $10.12 and the option exercise price by (b) the number of shares of common stock underlying the option.

Employment Agreements and Change of Control Arrangements

        We have entered into the following employment and change in control arrangements and agreements with our current executive officers.

        Kenton K. Alder.    On August 3, 2000, we entered into an employment agreement with Kenton K. Alder, our President and Chief Executive Officer. The agreement terminates on July 31, 2003, unless earlier terminated by Mr. Alder or us. During his employment, Mr. Alder will receive a base salary of $250,000 per year subject to adjustment by our board from time to time. In addition, Mr. Alder is entitled to participate in any medical, incentive compensation, life insurance and fringe benefits plans and programs in effect from time to time.

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

        Stacey M. Peterson.    In February 2000, we entered into a letter agreement with Stacey M. Peterson, our Chief Financial Officer. Pursuant to the agreement, Ms. Peterson receives a base salary of $160,000 per year subject to adjustment by our board from time to time. In addition, Ms. Peterson is eligible to participate in our incentive cash compensation plan with a bonus of up to 50% of her base salary. If Ms. Peterson is terminated without cause anytime after 2000, she will receive salary continuation for six months.

Incentive Plans

  Cash Incentive Compensation Plan

        Effective January 1, 2000, we established a cash incentive compensation plan to provide a means of retaining and attracting capable employees and increasing the incentive to key employees to maximize the value of our company. Eligible employees receive a portion of a bonus pool, determined by our board of directors equal to a percentage of our earnings before interest, taxes and amortization, or EBITA, as defined in the plan. The bonus pool percentage is based upon achieving target levels of EBITA. The term of the agreement is for a one-year period with the bonuses payable no later than March 15th of the succeeding year. Upon a participant's termination of employment without cause or resignation for good reason, the participant will be entitled to a pro rata portion of the bonus for the year in which employment is terminated. Upon a termination for cause or a resignation without good reason, participants forfeit all rights to receive their cash incentive bonus.

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

  •
  400,000 shares;

  •
  one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or

  •
  a lesser amount determined by our board of directors.

        As a result of these annual increases, a maximum of 5,600,000 shares could be issued over the remaining eight-year life of this plan. As of April 24, 2002, options to purchase 2,559,028 shares of our common stock were outstanding.

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

  •
  400,000 shares;

  •
  one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or

  •
  a lesser amount determined by our board of directors.

        As a result of these annual increases, a maximum of 3,600,000 shares could be issued over the remaining life of this plan.

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

  •
  select the individuals who will receive awards, the type of awards granted, the number of shares of our common stock underlying each award and, subject to the provisions of the plan, the terms and conditions of such award;

  •
  construe the plan and any award documents delivered to participants under the plan; and

  •
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

        Transferability Of Awards.    Awards granted under the 2000 equity compensation plan are generally not transferrable by the participant and, during the lifetime of a participant, are only exerciseable by the participant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows the amount of each class of common stock beneficially owned as of April 24, 2002 by (a) each of our directors, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group, and (d) each person known by us to own beneficially more than five percent of our outstanding common stock.

	Shares Beneficially Owned
Name of Beneficial Owner
	Number(1)	Percent(2)
Directors and Executive Officers:
Kenton K. Alder(3)	394,555	*
James K. Bass(4)	4,000	*
Richard P. Beck(5)	4,000	*
Philip M. Carpenter III(6)	809,873	2.0%
Jeffrey W. Goettman(7)	16,855,201	42.3%
John G. Mayer(8)	4,000	*
Douglas P. McCormick(7)	16,855,201	42.3%
Kenneth L. Shirley	1,600	*
Michael E. Moran(6)	809,873	2.0%
Richard T. Garagliano(9)	8,000	*
Stacey M. Peterson(10)	67,830	*
O. Clay Swain(11)	61,536	*
Shane S. Whiteside(12)	69,318	*
All directors and executive officers as a group (13 persons)(13)	18,279,913	45.4%
5% Stockholders:
Circuit Holdings(14)	15,652,731	39.3%
Thayer Capital Partners entities(15)	18,255,725	45.8%
Brockway Moran & Partners Fund, L.P.(16)	809,873	2.0%

*
Represents less than 1% of our outstanding common stock.

(1)
Except as otherwise indicated, the address of each person listed on the table is 17550 N.E. 67th Court, Redmond, WA 98052.

(2)
We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 24, 2002, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 39,827,928 shares of our common stock outstanding as of April 24, 2002.

(3)
Includes 1,500 shares held by Mr. Alder's children and 251,055 shares issuable upon exercise of options within 60 days of April 24, 2002.

(4)
Represents 4,000 shares issuable pursuant to options exercisable within 60 days of April 24, 2002.

(5)
Represents 4,000 shares issuable pursuant to options exercisable within 60 days of April 24, 2002.

(6)
Includes 809,873 shares beneficially owned by Brockway Moran & Partners Fund, L.P. Messrs. Moran and Carpenter each disclaim beneficial ownership of the shares held by Brockway Moran & Partners Fund, L.P., except to the extent of their pecuniary interests.

(7)
Includes 16,855,201 shares beneficially owned by the Thayer Capital Partners entities. See footnote 11. Messrs. Goettman and McCormick each disclaim beneficial ownership of the shares held by the Thayer Capital Partner entities, except to the extent of their pecuniary interests.

(8)
Represents 4,000 shares issuable pursuant to options exercisable within 60 days of April 24, 2002.

(9)
Represents 8,000 shares issuable pursuant to options exercisable within 60 days of April 24, 2002.

(10)
Includes 65,330 shares issuable pursuant to options exercisable within 60 days of April 24, 2002.

(11)
Includes 60,536 shares issuable pursuant to options exercisable within 60 days of April 24, 2002.

(12)
Represents 69,318 shares issuable pursuant to options exercisable within 60 days of April 24, 2002.

(13)
Includes 466,239 shares issuable pursuant to options exercisable within 60 days of April 24, 2002.

(14)
Circuit Holdings is owned as follows:

Thayer Equity Investors III, L.P.	31%
Thayer Equity Investors IV, L.P.	28%
TC Circuits, L.L.C.	1%
Brockway Moran & Partners Fund, L.P.	40%

Total	100%
(15)
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

(16)
Brockway Moran & Partners Fund, L.P. is controlled by Brockway Moran & Partners, Inc. Peter C. Brockway, Michael E. Moran and H. Randall Litten are the only shareholders of Brockway Moran & Partners, Inc., and none of these persons owns a majority interest in Brockway Moran & Partners, Inc. Mr. Moran, one of our directors, is a Managing Partner of Brockway Moran & Partners, Inc. Mr. Carpenter, one of our directors, is a Principal of Brockway Moran & Partners, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Persons or Entities Related to Our Directors

        Four of our directors are principals in entities that control Circuit Holdings, our largest stockholder. Mr. Goettman, a director of TTM, is also a Managing Partner of Thayer Capital Partners.

Mr. McCormick, a director of TTM, is also a Managing Director of Thayer Capital Partners. Thayer Capital Partners is affiliated with one of our stockholders, Thayer Equity Investors III, L.P., which owns approximately 31% of Circuit Holdings, and with another of our stockholders, Thayer Equity Investors IV, L.P., which owns approximately 28% of Circuit Holdings. Thayer Capital Partners is also affiliated with another of our stockholders, TC Circuits, L.L.C., which owns approximately 1% of Circuit Holdings. Michael E. Moran, another director of TTM, is a Managing Partner of Brockway Moran & Partners, Inc. Philip M. Carpenter III, a director of TTM, is also a Principal of Brockway Moran & Partners, Inc. Brockway Moran & Partners, Inc. controls another of our stockholders, Brockway Moran & Partners Fund, L.P., which owns approximately 40% of Circuit Holdings.

        Entities related to our directors have had, or are currently expected to have, the following involvements in our corporate history:

Management Fees And Agreements

        Upon consummation of our initial public offering, we entered into an amended, restated and consolidated management agreement with T.C. Management, T.C. Management IV, L.L.C. and Brockway & Moran Partners Management, L.P. The agreement provides that, in consideration for the value of the financial advisory services rendered by the entities in connection with certain capital raising transactions, we will pay a financial advisory fee of 1.5% of the first $50 million of the proceeds or value of any transaction with respect to which these three entities render financial advisory services to us, and 1% of any amount of proceeds or value in excess of $50 million. The agreement further provides that our obligation to pay financial advisory fees will terminate if, immediately prior to the closing of any transaction with respect to which these three entities render financial advisory services, these entities and their affiliates, on a combined basis, own less than 25% of our outstanding voting equity securities.

        We believe this arrangement is on terms no less favorable to us than we could have obtained from third parties.

Consulting Agreement

        We entered into a consulting and management services agreement with Pyxis Partnership, an entity controlled by Kenneth L. Shirley, one of our directors. Pursuant to the agreement, Pyxis provided certain management and consulting services to us, including advising us with respect to operational strategies, assisting management in establishing additional metrics and controls for monitoring our operations, and other services customarily provided by a Chief Operating Officer. These services were rendered on behalf of Pyxis primarily by Mr. Shirley. During 2001, we paid Pyxis approximately $93,000 for these services.

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

Name	Title	Date
/s/ KENTON K. ALDER Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	April 30, 2002
/s/ STACEY M. PETERSON Stacey M. Peterson	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 30, 2002
/s/ JEFFREY W. GOETTMAN Jeffrey W. Goettman	Chairman of the Board	April 30, 2002
/s/ MICHAEL E. MORAN Michael E. Moran	Director	April 30, 2002
/s/ PHILIP M. CARPENTER III Philip M. Carpenter III	Director	April 30, 2002
/s/ DOUGLAS L. MCCORMICK Douglas L. McCormick	Director	April 30, 2002
/s/ JAMES K. BASS James K. Bass	Director	April 30, 2002
/s/ RICHARD P. BECK Richard P. Beck	Director	April 30, 2002
/s/ JOHN G. MAYER John G. Mayer	Director	April 30, 2002
/s/ KENNETH L. SHIRLEY Kenneth L. Shirley	Director	April 30, 2002

QuickLinks

PART III
SUMMARY COMPENSATION TABLE
Option Grants In Last Fiscal Year
SIGNATURES