Form 10-Q
period 2002-04-01
TTM TECHNOLOGIES INC
filed 2002-05-14
CIK 1116942

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2002

Commission File Number: 0-31285

TTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1033443 (I.R.S. Employer Identification No.)
17550 N.E. 67TH COURT, REDMOND, WASHINGTON (Address of principal executive offices)	98052 (zip code)

(425) 883-7575
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☒    No ☐

        Number of shares of common stock, no par value, of registrant outstanding at April 29, 2002: 39,827,928

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TTM TECHNOLOGIES, INC.
Consolidated Balance Sheets
As of April 1, 2002 and December 31, 2001
(unaudited)
(In thousands)

	April 1, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$41,284	$24,490
Accounts receivable, net of allowance of $2,400 and $2,812, respectively	12,138	11,208
Inventories	3,369	3,126
Prepaid expenses and other	193	265
Income taxes receivable	2,446	4,788
Deferred income taxes current	173	94

Total current assets	59,603	43,971

Property, plant and equipment, at cost:
Land	3,415	3,415
Machinery and equipment	60,670	58,923
Buildings and improvements	15,527	15,213
Furniture and fixtures	492	489
Automobiles	141	141
Construction-in-process	969	2,618

	81,214	80,799
Less accumulated depreciation	(31,734)	(29,893)

Property, plant and equipment, net	49,480	50,906

Other assets:
Debt issuance costs, net of accumulated amortization of $62 and $52, respectively	144	154
Deferred income taxes	18,161	19,219
Goodwill and other intangibles, net	77,920	78,220
Deposits and other	621	606

Total other assets	96,846	98,199

	$205,929	$193,076

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$4,781	$4,500
Accounts payable	5,129	5,861
Accrued salaries, wages and benefits	3,859	4,121
Other accrued expenses	527	390

Total current liabilities	14,296	14,872

Long-term debt, less current maturities	25,875	28,125

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized, 39,828 and 37,642 shares issued and outstanding, respectively	150,169	134,228
Retained earnings	15,801	16,079
Deferred stock-based compensation	(212)	(228)

Total shareholders' equity	165,758	150,079

	$205,929	$193,076

        The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Quarter Ended
	April 1, 2002	April 2, 2001
Net sales	$23,734	$46,001
Cost of goods sold	21,387	27,705

Gross profit	2,347	18,296

Operating expenses:
Selling and marketing	1,655	2,464
General and administrative	577	2,076
Amortization of intangibles	300	1,202

Total operating expenses	2,532	5,742

Operating income	(185)	12,554

Other income (expense):
Interest expense	(267)	(864)
Amortization of debt issuance costs	(10)	(10)
Other, net	53	158

Total other expense, net	(224)	(716)

Income (loss) before income taxes	(409)	11,838
Income tax (provision) benefit	131	(4,276)

Net income (loss)	$(278)	$7,562

Earnings per share:
Basic	$(.01)	$.20
Diluted	$(.01)	$.19

        The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Quarter Ended
	April 1, 2002	April 2, 2001
Cash flows from operating activities:
Net income (loss)	$(278)	$7,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property, plant and equipment	2,276	1,956
Net loss (gain) on sale of property, plant and equipment	32	(5)
Amortization of goodwill and other intangible assets	300	1,202
Amortization of deferred stock-based compensation	16	13
Amortization of debt issuance costs	10	10
Deferred income taxes	979	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(930)	12,758
Inventories	(243)	760
Prepaid expenses and other	72	(9)
Income taxes receivable	2,517	—
Accounts payable	(732)	(3,472)
Income taxes payable	—	379
Accrued expenses and other	(125)	(1,940)

Net cash provided by operating activities	3,894	19,209

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,543)	(1,858)
Proceeds from sale of property, plant and equipment	12	—
Construction-in-process, equipment and other deposits	1,634	(1,305)

Net cash used in investing activities	(897)	(3,163)

Cash flows from financing activities:
Principal payments on long-term debt	(1,969)	(1,687)
Sale of common stock for cash, net of offering costs	15,344	—
Proceeds from exercise of common stock options	422	71

Net cash provided by (used in) financing activities	13,797	(1,616)

Net increase in cash and cash equivalents	16,794	14,430
Cash and cash equivalents at beginning of period	24,490	9,294

Cash and cash equivalents at end of period	$41,284	$23,724

Supplemental cash flow information:
Cash paid for interest	$225	$843
Cash paid (received) for income taxes	(3,652)	3,900

        Supplemental disclosure of noncash investing and financing activities: During 2002 and 2001, the Company recorded $175 and $477, respectively, of tax benefit for employee exercises of options.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share amounts)

1. Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared by TTM Technologies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-K.

        The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. Earnings Per Common Share

        The following is a reconciliation of the numerator and denominator used to calculate basic earnings per common share and diluted earnings per common share for the quarter ended April 1, 2002 and April 2, 2001:

	Quarter Ended April 1, 2002			Quarter Ended April 2, 2001
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$(278)	38,604	$(.01)	$7,562	37,353	$.20
Effect of stock options					1,569

Diluted EPS	$(278)	38,604	$(.01)	$7,562	38,922	$.19

        The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. As of April 1, 2002, there were outstanding options to purchase 1,292 shares of common stock that were not considered in the computation of the Company's loss per share for the quarter ended April 1, 2002.

3. Common Stock Transactions

        The Company completed a secondary offering in February 2002 in which a total, including the overallotment option, of 7,245 shares of common stock were sold (2,025 were sold by the Company and 5,220 shares were sold by the selling shareholders) at a price of $8.50 per share. The Company received net proceeds of approximately $15,344 after the underwriting discounts of $.446 per share and other secondary offering expenses of approximately $966, which includes a $258 financial advisory fee paid to T.C. Management Partners IV, L.L.C. and Brockway Moran & Partners Management, L.P.

        During the quarter ended April 1, 2002, the Company issued options to purchase 250 shares of common stock at a weighted-average exercise price of $10.15 per share.

        During the quarter ended April 1, 2002, employees exercised stock options to purchase 161 shares of common stock at $2.63 per share for total proceeds of $422. The Company recorded a tax benefit of $175 as an increase to common stock for certain nonqualified options that were exercised during the same quarter.

        At April 1, 2002, there were outstanding options to purchase 2,657 shares of common stock with a weighted average price of $5.88.

4. Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets." FASB No. 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. During the first fiscal quarter 2002, the Company performed the required impairment test of goodwill and indefinite-lived assets and determined that no impairment had occurred.

        The following is a reconciliation of net income and earnings per share adjusted to show the impact of eliminating goodwill amortization and the related income tax effect as if FASB No. 142 had been in place during the quarter ended April 2, 2001:

	Quarter Ended,
	April 1, 2002	April 2, 2001
Reported net income (loss)	$(278)	$7,562
Add back goodwill amortization		902
Less income tax effect		(325)

Adjusted net income (loss)	$(278)	$8,139

Basic earnings per share	$(.01)	$.20
Goodwill amortization, net of income tax effect		.02

Adjusted basic earnings per share	$(.01)	$.22

Diluted earnings per share	$(.01)	$.19
Goodwill amortization, net of income tax effect		.02

Adjusted diluted earnings per share	$(.01)	$.21

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

        We support a strong and expanding customer base. We measure customers as those companies that place at least two orders in a 12-month period. As of April 1, 2002, we had approximately 600 customers, compared to approximately 580 customers as of April 2, 2001. We added more than 40 new customers in the first fiscal quarter 2002. Sales to our top 10 customers decreased from 46.0% of our net sales for the first fiscal quarter 2001 to 44.8% of our net sales for the first fiscal quarter 2002.

        The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	First Fiscal Quarter
End Markets
	2001	2002
Networking	39.5%	31.2%
Industrial/Medical	25.7	28.6
Computer Peripherals	9.4	18.3
High-End Computing	20.2	14.4
Handheld/Cellular	3.2	3.1
Other	2.0	4.4

Total	100.0%	100.0%

        This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

First Fiscal Quarter 2002 Compared to the First Fiscal Quarter 2001

Net Sales

        Net sales decreased $22.3 million, or 48.4%, from $46.0 million for the first fiscal quarter 2001 to $23.7 million for the first fiscal quarter 2002. This decrease resulted primarily from a decline in the volume of printed circuit boards sold as well as lower pricing levels. Net sales declined due to a significant downturn in the electronics industry and in the end markets served by the company.

Cost of Goods Sold

        Cost of goods sold decreased $6.3 million, or 22.7%, from $27.7 million for the first fiscal quarter 2001 to $21.4 million for the first fiscal quarter 2002. Lower cost of goods sold resulted from a decline in the number of printed circuit board units sold and a work force reduction, partially offset by higher depreciation expense and start-up expenses associated with technology improvements at our Redmond division. As a percentage of net sales, cost of goods sold increased from 60.2% for the first fiscal quarter 2001 to 90.1% for the first fiscal quarter 2002. Lower pricing, higher depreciation expense, start-up costs associated with technology improvements and an increase in unabsorbed manufacturing overhead resulted in a higher cost of goods sold percentage.

Gross Profit

        Gross profit decreased $16.0 million, or 87.4%, from $18.3 million for the first fiscal quarter 2001 to $2.3 million for the first fiscal quarter 2002. This decrease in gross profit resulted from a lower volume of printed circuit boards produced as well as lower pricing levels. Our gross profit margin was 9.9% during the first fiscal quarter 2002 compared to 39.8% for the first fiscal quarter 2001. Gross margin decreased due to lower pricing, increased depreciation expense, start-up costs associated with technology improvements at our Redmond division and lower absorption of fixed manufacturing expenses.

Operating Expenses

        Sales and marketing expenses decreased $0.8 million from $2.5 million for the first fiscal quarter 2001 to $1.7 million for the first fiscal quarter 2002. This decrease resulted from lower sales commissions due to lower net sales, partially offset by an increased percentage of quick-turn sales, which have a higher commission rate in the first fiscal quarter 2002.

        General and administrative expenses decreased $1.5 million from $2.1 million for the first fiscal quarter 2001 to $0.6 million for the first fiscal quarter 2002. This decrease resulted from a lower bad debt provision, a lower incentive compensation provision and lower corporate governance expenses. The lower bad debt provision was due to improved aging and quality of accounts receivable in the first fiscal quarter 2002.

        Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles decreased $0.9 million from $1.2 million for the first fiscal quarter 2001 to $0.3 million for the first fiscal quarter 2002. This decrease resulted from the Company's adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives no longer are amortized. The amortization expense recorded in the first fiscal quarter 2002 was for intangible assets with finite useful lives.

Interest Expense

        Interest expense decreased $0.6 million from $0.9 million for the first fiscal quarter 2001 to $0.3 million for the first fiscal quarter 2002. This decrease resulted from a lower interest rate on our term loan as well as a lower balance due to repayment of principal. The expiration of an interest rate swap agreement on December 31, 2001 also contributed to the decline in interest expense.

Amortization of Debt Issuance Costs

        Amortization of debt issuance costs was $10,000 for both the first fiscal quarter 2001 and the first fiscal quarter 2002.

Other, Net

        Interest income and other, net, decreased $105,000 from income of $158,000 for the first fiscal quarter 2001 to income of $53,000 for the first fiscal quarter 2002. This decrease resulted from lower interest earnings on our cash balance as well as a loss recorded on the disposal of fixed assets during the first fiscal quarter 2002.

Income Taxes

        The provision for income taxes decreased from a provision of $4.3 million for the first fiscal quarter 2001 to a benefit of $131,000 for the first fiscal quarter 2002. This income tax benefit resulted from a pretax net loss. Our effective benefit tax rate for the first fiscal quarter 2002 was 32%. We expect to have an effective tax rate of approximately 36% for fiscal 2002.

Liquidity and Capital Resources

        Our principal sources of liquidity have been cash provided by operations, proceeds from our public offerings and borrowings under debt agreements. Our principal uses of cash have been to finance mergers and acquisitions, meet debt service requirements and finance capital expenditures. We anticipate that these uses will continue to be our principal uses of cash in the future.

        Net cash provided by operating activities was $3.9 million in the first fiscal quarter 2002, compared to $19.2 million in the first fiscal quarter 2001. The difference between our net loss in the first fiscal quarter 2002 of $0.3 million and our $3.9 million operating cash flow was primarily attributable to $2.6 million of depreciation and amortization expense, a $2.5 million decrease in income taxes receivable and $1.0 million of deferred income taxes, partially offset by a $0.9 million increase in accounts receivable, a $0.7 million decrease in accounts payable, a $0.2 million increase in inventories and a $0.1 million decrease in accrued expenses.

        Net cash used in investing activities was $0.9 million in the first fiscal quarter 2002, compared to $3.2 million in the first fiscal quarter 2001. The decrease was due to decreased deposits on and purchases of property and equipment during the first fiscal quarter 2002. The Company records cash paid for equipment not yet placed in service in construction-in-process, equipment and other deposits account. When an asset is placed in service, the related amount is transferred from construction-in-process, equipment and other deposits account to property and equipment.

        Net cash provided by financing activities was $13.8 million in the first fiscal quarter 2002, compared to net cash used in financing activities of $1.6 million in the first fiscal quarter 2001. This increase was due to $15.4 million of proceeds from a secondary stock offering as well as $0.4 million of proceeds from stock option exercises during the first fiscal quarter 2002, partially offset by a principal repayment of $2.0 million on our long-term debt.

        Effective September 29, 2000, we entered into an amended and restated agreement and refinanced all remaining amounts outstanding under our existing senior credit facility. Under the new agreement, we borrowed $45 million under a term loan. The term loan bears interest ranging from LIBOR plus 1% to 2% or the Alternate Base Rate (as defined in the agreement) plus 0% to 0.5% and is due in quarterly payments of various amounts through September 30, 2005. The new agreement also provides for a revolving loan commitment for up to $25 million, which bears interest at LIBOR plus 1% to 2% or the Alternate Base rate plus 0% to 0.5% and expires September 29, 2005. As of April 1, 2002, the term loan and the revolving loan had an interest rate of 3.05%. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The new credit facility contains financial covenants customary for this type of financing, and as of April 1, 2002, we were in compliance with the covenants. As of April 1, 2002, the amount outstanding on our term loan was $30.7 million.

        The following table provides information on future payments under the Company's credit facility and future minimum lease payments under non-cancelable operating leases as of April 1, 2002 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$30,656	$4,781	$25,875	$—	$—
Operating Leases	402	17	52	34	299

Total Contractual Cash Obligations	$31,058	$4,798	$25,927	$34	$299

        Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet the debt service requirements, capital expenditures and working capital needs of our current operations for at least the next 12 months. We may require additional financing if we decide to consummate additional acquisitions. See "Factors That May Affect Future Results."

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

Significant Accounting Policies

        Accounting policies where significant judgments and estimates are made include: asset valuation related to bad debts; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; and realizability of deferred tax assets. A description of these estimates and our policies to account for them is included in the notes to our consolidated financial statements in our annual report on Form 10-K. Our estimates are based on historical experience as well as relevant facts and circumstances known to us at each reporting date. Actual results may differ from these estimates.

Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We applied the new rules beginning in the first fiscal quarter 2002. As a result, quarterly goodwill amortization of $902 has ceased effective January 1, 2002. Also during the first fiscal quarter 2002, we performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets and determined no impairment of goodwill.

        In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We do not believe the adoption of Statement 143 will have a significant impact on our consolidated financial statements.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. We adopted Statement 144 on January 1, 2002 and there was no impact.

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

        A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, continued excess manufacturing capacity or an additional decline in the electronics industry could further negatively impact our business, results of operations and financial condition. Our net sales declined from $46.0 million in the first fiscal quarter of 2001 to $30.7 million in the second fiscal quarter of 2001, $26.9 million in the third fiscal quarter of 2001, $25.4 million in the fourth fiscal quarter of 2001 and $23.7 million in the first fiscal quarter of 2002. A continued decline in our net sales would adversely impact our profitability and results of operations and could require us to record a valuation allowance against our deferred tax assets or recognize an impairment of our intangible assets.

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

        A small number of customers is responsible for a significant portion of our net sales. Solectron, together with its recently acquired subsidiaries, SMART Modular and NEL America, accounted for 10.3% of our net sales in the first fiscal quarter 2002. Our 10 largest customers accounted for 44.8% of our net sales in the first fiscal quarter 2002. Many of our principal customers have decreased the amount of products they purchase from us. If our customers fail to purchase products from us at past levels, it would negatively affect our business, results of operations and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

        In the first fiscal quarter 2002, approximately 28% of our net sales were to electronic manufacturing services providers. Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers. The growth of electronic manufacturing services providers and their global sourcing capabilities increase the purchasing power of such providers and could result in increased price competition or the loss of existing original equipment manufacturer customers. In addition, in recent years, some electronic manufacturing services providers, including several of our customers, have acquired the ability to directly manufacture printed circuit boards. If a significant number of our other electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business, results of operations and financial condition may be negatively impacted.

Our indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

        At April 1, 2002, we had approximately $30.7 million of indebtedness. In addition, subject to the restrictions under our various debt agreements, we may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

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

        As of April 1, 2002, our consolidated balance sheet reflected $77.9 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist of goodwill and other identifiable intangibles relating to our July 1999 acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, have a negative impact on earnings. In addition, we continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized.

        In connection with our adoption of Statement of Financial Accounting Standards No. 142 in the first quarter of 2002, our impairment testing methodology changed, and we may be required to write down intangible assets in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recently Issued Accounting Standards."

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

        Our future success depends to a large extent on the services of our key managerial employees, particularly Kenton Alder, our chief executive officer. Although we have entered into employment agreements with Mr. Alder and one other executive officer, we may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. Our business also depends on our continuing ability to recruit, train and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense, and the loss of these employees could harm our business. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

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

        As of April 1, 2002, Circuit Holdings held approximately 39.3% of our outstanding stock. Thayer Capital Partners controls three entities that together own approximately 60.0% of Circuit Holdings and beneficially own approximately 45.8% of our shares. In addition, two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital does not currently own any interests in our direct competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other shareholders, particularly if Thayer Capital decided to sell its controlling interest in us. By virtue of its stock ownership and board representation, Thayer Capital Partners will continue to have a significant influence over all matters submitted to our board and our shareholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public shareholders.

        In addition, Thayer Capital Partners has historically worked closely with Brockway Moran & Partners, Inc. in managing our company. Brockway Moran & Partners Fund, L.P., owns the remaining 40% of Circuit Holdings. In addition, two of our directors are representatives of Brockway Moran & Partners. Although there is no legal agreement requiring Thayer Capital Partners and Brockway Moran & Partners to vote their shares together or for their representatives on our board to vote together, given their relationship in the past these two entities may continue to work together, in which case they would control our board and exercise voting control over approximately 47.8% of our shares that are beneficially owned by such entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    Our senior credit facility bears interest at floating rates.

        The revolving loan bears interest ranging from 1.09% to 2.0% per annum plus the applicable LIBOR or from 0.0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. As of April 1, 2002, the term and revolving term loan had an interest rate of 3.05%. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

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

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits—None

  (b)
  We did not file any reports on Form 8-K during the three months ended April 1, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM TECHNOLOGIES, INC.
Dated: May 13, 2002	/s/ KENTON K. ALDER Kenton K. Alder President and Chief Executive Officer
Dated: May 13, 2002	/s/ STACEY M. PETERSON Stacey M. Peterson Chief Financial Officer and Secretary

QuickLinks

TABLE OF CONTENTS
TTM TECHNOLOGIES, INC. Consolidated Balance Sheets As of April 1, 2002 and December 31, 2001 (unaudited) (In thousands)
TTM TECHNOLOGIES, INC. Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
Consolidated Statements of Cash Flows Unaudited (In thousands)
TTM TECHNOLOGIES, INC. Notes to Consolidated Financial Statements (Unaudited) (In thousands, except per share amounts)
Factors That May Affect Future Results
SIGNATURES