Form 10-Q
period 2002-07-01
TTM TECHNOLOGIES INC
filed 2002-08-15
CIK 1116942

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2002

Commission File Number: 0-31285

TTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON	91-1033443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17550 N.E. 67TH COURT, REDMOND, WASHINGTON 98052
(Address of principal executive offices)

(425) 883-7575
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of common stock, no par value, of registrant outstanding at August 7, 2002: 39,846,453

Item 1.    Financial Statements

TTM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands)

	July 1, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$39,419	$24,490
Accounts receivable, net of allowance of $2,416 and $2,812, respectively	10,198	11,208
Inventories	3,256	3,126
Prepaid expenses and other	329	265
Income taxes receivable	3,924	4,788
Deferred income taxes	264	94

Total current assets	57,390	43,971

Property, plant and equipment, at cost:
Land	3,415	3,415
Machinery and equipment	59,937	58,923
Buildings and improvements	15,732	15,213
Furniture and fixtures	533	489
Automobiles	141	141
Construction-in-process	1,305	2,618

	81,063	80,799
Less accumulated depreciation	(31,985)	(29,893)

Property, plant and equipment, net	49,078	50,906

Other assets:
Debt issuance costs, net of accumulated amortization of $73 and $52, respectively	133	154
Deferred income taxes	17,229	19,219
Goodwill and other intangibles, net of accumulated amortization of $12,447 and $11,846, respectively	77,619	78,220
Deposits and other	409	606

Total other assets	95,390	98,199

	$201,858	$193,076

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$5,062	$4,500
Accounts payable	3,982	5,861
Accrued salaries, wages and benefits	3,277	4,121
Other accrued expenses	1,455	390

Total current liabilities	13,776	14,872

Long-term debt, less current maturities	23,625	28,125

Commitments and contingencies (Notes 5 and 6)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized, 39,831 and 37,642 shares issued and outstanding, respectively	150,139	134,228
Retained earnings	14,517	16,079
Deferred stock-based compensation	(199)	(228)

Total shareholders' equity	164,457	150,079

	$201,858	$193,076

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

TTM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	July 1, 2002	July 2, 2001	July 1, 2002	July 2, 2001
Net sales	$23,287	$30,666	$47,021	$76,668
Cost of goods sold	21,327	22,905	42,714	50,610

Gross profit	1,960	7,761	4,307	26,058

Operating expenses:
Selling and marketing	1,591	1,907	3,246	4,371
General and administrative	1,040	844	1,617	2,921
Amortization of intangibles	301	1,202	601	2,404
Restructuring charges	907	—	907	—

Total operating expenses	3,839	3,953	6,371	9,696

Operating income (loss)	(1,879)	3,808	(2,064)	16,362

Other income (expense):
Interest expense	(275)	(668)	(542)	(1,532)
Amortization of debt issuance costs	(11)	(10)	(21)	(21)
Other, net	255	275	308	434

Total other expense, net	(31)	(403)	(255)	(1,119)

Income (loss) before income taxes	(1,910)	3,405	(2,319)	15,243
Income tax (provision) benefit	626	(1,227)	757	(5,503)

Net income (loss)	$(1,284)	$2,178	$(1,562)	$9,740

Earnings (loss) per share:
Basic	$(.03)	$.06	$(.04)	$.26
Diluted	$(.03)	$.06	$(.04)	$.25

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

TTM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Two Quarters Ended
	July 1, 2002	July 2, 2001
Cash flows from operating activities:
Net income (loss)	$(1,562)	$9,740
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization on property, plant and equipment	4,630	4,048
Net loss on sale of property, plant and equipment	32	12
Amortization of goodwill and other intangible assets	601	2,404
Amortization of deferred stock-based compensation	29	26
Amortization of debt issuance costs	21	21
Deferred income taxes	1,820	1,083
Changes in operating assets and liabilities:
Accounts receivable, net	1,010	20,437
Inventories	(130)	3,039
Prepaid expenses and other	(64)	(128)
Income taxes receivable	1,052	(3,427)
Accounts payable	(1,879)	(4,888)
Income taxes payable	—	(3,256)
Accrued expenses and other	221	(2,051)

Net cash provided by operating activities	5,781	27,060

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(2,648)	(6,918)
Proceeds from sale of property, plant and equipment	12	11

Net cash used in investing activities	(2,636)	(6,907)

Cash flows from financing activities:
Principal payments on long-term debt	(3,938)	(3,375)
Sale of common stock for cash, net of offering costs	15,283	—
Proceeds from exercise of common stock options	439	375

Net cash provided by (used in) financing activities	11,784	(3,000)

Net increase in cash and cash equivalents	14,929	17,153
Cash and cash equivalents at beginning of period	24,490	9,294

Cash and cash equivalents at end of period	$39,419	$26,447

Supplemental cash flow information:
Cash paid for interest	$482	$1,516
Cash paid (refunded) for income taxes	$(3,652)	$11,103

Supplemental disclosure of noncash investing and financing activities: During 2002 and 2001, the Company recorded $189 and $477, respectively, of tax benefit for employee exercises of options.

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

2.    Earnings (Loss) Per Common Share

        The following is a reconciliation of the numerator and denominator used to calculate basic earnings per common share and diluted earnings per common share for the quarter and two quarters ended July 1, 2002, and July 2, 2001:

	Quarter Ended July 1, 2002			Quarter Ended July 2, 2001
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$(1,284)	39,831	$(.03)	$2,178	37,441	$.06
Effect of stock options		—			1,453

Diluted EPS	$(1,284)	39,831	$(.03)	$2,178	38,894	$.06

	Two Quarters Ended July 1, 2002			Two Quarters Ended July 2, 2001
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$(1,562)	39,217	$(.04)	$9,740	37,397	$.26
Effect of stock options		—			1,511

Diluted EPS	$(1,562)	39,217	$(.04)	$9,740	38,908	$.25

        The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. Stock options were not considered for loss periods since their effect would be antidilutive, thereby decreasing the loss for common shares. As of July 2, 2001, options to purchase 451 shares of common stock were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the second fiscal quarter 2001.

3.    Common Stock Transactions

        The Company completed a secondary offering in February 2002 in which a total, including the overallotment option, of 7,245 shares of common stock were sold (2,025 were sold by the Company and 5,220 shares were sold by the selling shareholders) at a price of $8.50 per share. The Company received net proceeds of approximately $15,283 after the underwriting discounts of $0.446 per share and other secondary offering expenses of approximately $1,027, which includes a $258 financial advisory fee paid to T.C. Management Partners IV, L.L.C. and Brockway Moran & Partners Management, L.P., entities owned by certain shareholders.

        During the first two fiscal quarters ended July 1, 2002, the Company issued options to purchase 266 shares of common stock at a weighted-average exercise price of $9.84 per share.

        During the two quarters ended July 1, 2002, employees exercised stock options to purchase 167 shares of common stock at $2.63 per share for total proceeds of $439. The Company recorded a tax benefit of $189 as an increase to common stock for certain nonqualified options that were exercised during the same quarters.

        At July 1, 2002, there were outstanding options to purchase 2,609 shares of common stock with a weighted average price of $5.77.

4.    Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets." FASB No. 142 requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. During the first two fiscal quarters 2002, the Company performed the required impairment tests of goodwill and indefinite-lived assets and determined that no impairment had occurred.

        The following is a reconciliation of net income (loss) and earnings (loss) per share adjusted to show the impact of eliminating goodwill amortization and the related income tax effect as if FASB No. 142 had been in place during the quarter and two quarters ended July 2, 2001:

	Quarter Ended,
	July 1, 2002	July 2, 2001
Reported net income (loss)	$(1,284)	$2,178
Add back goodwill amortization		902
Less income tax effect		(325)

Adjusted net income (loss)	$(1,284)	$2,755

Basic earnings (loss) per share	$(.03)	$.06
Goodwill amortization, net of income tax effect		.01

Adjusted basic earnings (loss) per share	$(.03)	$.07

Diluted earnings (loss) per share	$(.03)	$.06
Goodwill amortization, net of income tax effect		.01

Adjusted diluted earnings (loss) per share	$(.03)	$.07

	Two Quarters Ended,
	July 1, 2002	July 2, 2001
Reported net income (loss)	$(1,562)	$9,740
Add back goodwill amortization		1,803
Less income tax effect		(650)

Adjusted net income (loss)	$(1,562)	$10,893

Basic earnings (loss) per share	$(.04)	$.26
Goodwill amortization, net of income tax effect		.03

Adjusted basic earnings (loss) per share	$(.04)	$.29

Diluted earnings (loss) per share	$(.04)	$.25
Goodwill amortization, net of income tax effect		.03

Adjusted diluted earnings (loss) per share	$(.04)	$.28

5.    Restructuring charges

        The Company recorded $907 in pretax restructuring charges for labor force reduction at its Burlington facility during the quarter ended July 1, 2002. The charges consist of primarily severance costs for 141 terminated employees. All terminated employees were notified in June 2002. As of July 1, 2002, the Company had a remaining accrual of $820, which will be paid in the third fiscal quarter 2002.

6.    Legal Matters

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled "Factors That May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-Q.

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

        We support a strong and expanding customer base. We measure customers as those companies that place at least two orders in a 12-month period. As of July 1, 2002, we had approximately 590 customers, compared to approximately 585 customers as of July 2, 2001. We added 35 new customers in the second fiscal quarter 2002. Sales to our top 10 customers decreased from 46.0% of our net sales for the second fiscal quarter 2001 to 42.3% of our net sales for the second fiscal quarter 2002.

        The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	Second Fiscal Quarter
End Markets
	2001	2002
Networking	35.9%	31.0%
Industrial/Medical	27.3	28.4
Computer Peripherals	11.8	20.0
High-End Computing	14.3	12.5
Handheld/Cellular	7.0	2.8
Other	3.7	5.3

Total	100.0%	100.0%

        This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Second Fiscal Quarter 2002 Compared to the Second Fiscal Quarter 2001

Net Sales

        Net sales decreased $7.4 million, or 24.1%, from $30.7 million for the second fiscal quarter 2001 to $23.3 million for the second fiscal quarter 2002. This decrease resulted primarily from a decline in the volume of printed circuit boards sold and lower pricing levels. Net sales declined due to a significant downturn in the electronics industry and in the end markets served by the Company.

Cost of Goods Sold

        Cost of goods sold decreased $1.6 million, or 7.0%, from $22.9 million for the second fiscal quarter 2001 to $21.3 million for the second fiscal quarter 2002. Lower cost of goods sold resulted primarily from a decline in the number of printed circuit board units sold, partially offset by higher depreciation. As a percentage of net sales, cost of goods sold increased from 74.6% for the second fiscal quarter 2001 to 91.4% for the second fiscal quarter 2002. Lower pricing, higher depreciation expense, and an increase in unabsorbed manufacturing overhead due to excess capacity resulted in a higher cost of goods sold percentage.

Gross Profit

        Gross profit decreased $5.8 million, or 74.4%, from $7.8 million for the second fiscal quarter 2001 to $2.0 million for the second fiscal quarter 2002. This decrease in gross profit resulted from a lower volume of printed circuit boards produced and lower pricing levels. Our gross profit margin was 8.6% during the second fiscal quarter 2002 compared to 25.4% for the second fiscal quarter 2001. Gross margin decreased due to lower pricing, increased depreciation expense, and lower absorption of fixed manufacturing expenses.

Operating Expenses

        Sales and marketing expenses decreased $0.3 million from $1.9 million for the second fiscal quarter 2001 to $1.6 million for the second fiscal quarter 2002. This decrease resulted from lower sales commissions due to lower net sales. As a percentage of net sales, selling expenses increased from 6.2% for the second fiscal quarter 2001 to 6.8% for the second fiscal quarter 2002 due to a lower sales base.

        General and administrative expenses increased $0.2 million from $0.8 million for the second fiscal quarter 2001 to $1.0 million for the second fiscal quarter 2002. This increase resulted from a higher bad debt provision and legal expenses, partially offset by lower labor costs and a lower incentive compensation provision. We added to our accounts receivable allowance in the second fiscal quarter 2002 compared to reducing the allowance in the second fiscal quarter 2001. We reduced the accounts receivable allowance in the second fiscal quarter 2001 due to an improved trend in collections and the quality of our accounts receivable aging compared to the historical trends experienced in the fiscal year 2000. The quality of our accounts receivable aging in 2002 remains consistent with the improved trends experienced in 2001.

        Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles decreased $0.9 million from $1.2 million for the second fiscal quarter 2001 to $0.3 million for the second fiscal quarter 2002. This decrease resulted from the Company's adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives no longer are amortized. The amortization expense recorded in the second fiscal quarter 2002 was for intangible assets with finite useful lives.

        Restructuring charges were incurred in the second fiscal quarter 2002 relating to the Company's Burlington facility. The Company reduced the facility's labor force by 141 employees and recorded $0.9 million in restructuring charges. The costs were primarily severance costs. As of July 1, 2002, the Company had an accrual of $0.8 million remaining, which will be paid in the third fiscal quarter 2002.

Interest Expense

        Interest expense decreased $0.4 million from $0.7 million for the second fiscal quarter 2001 to $0.3 million for the second fiscal quarter 2002. This decrease resulted from a lower interest rate on our term loan as well as a lower balance due to repayment of principal. The expiration of an interest rate swap agreement on December 31, 2001, also contributed to the decline in interest expense, through a reduction in our effective interest rate.

Other, Net

        Interest income and other, net, decreased $20,000 from income of $275,000 for the second fiscal quarter 2001 to income of $255,000 for the second fiscal quarter 2002. This decrease resulted from lower interest earnings on our cash balance.

Income Taxes

        The provision for income taxes decreased from a provision of $1.2 million for the second fiscal quarter 2001 to a benefit of $0.6 million for the second fiscal quarter 2002. This income tax benefit resulted from a pretax net loss. Our effective tax rate for the second fiscal quarter 2002 was approximately 33%.

First Two Fiscal Quarters 2002 Compared to the First Two Fiscal Quarters 2001

Net Sales

        Net sales decreased $29.7 million, or 38.7%, from $76.7 million for the first two fiscal quarters 2001 to $47.0 million for the first two fiscal quarters 2002. This decrease resulted primarily from a decline in the volume of printed circuit boards sold and lower pricing levels. Net sales declined due to a significant downturn in the electronics industry and in the end markets served by the company.

Cost of Goods Sold

        Cost of goods sold decreased $7.9 million, or 15.6%, from $50.6 million for the first two fiscal quarters 2001 to $42.7 million for the first two fiscal quarters 2002. Lower cost of goods sold resulted primarily from a decline in the number of printed circuit board units sold, partially offset by higher depreciation expense. As a percentage of net sales, cost of goods sold increased from 66.0% for the first two fiscal quarters 2001 to 90.8% for the first two fiscal quarters 2002. Lower pricing, higher depreciation expense, and an increase in unabsorbed manufacturing overhead resulted in a higher cost of goods sold percentage.

Gross Profit

        Gross profit decreased $21.8 million, or 83.5%, from $26.1 million for the first two fiscal quarters 2001 to $4.3 million for the first two fiscal quarters 2002. This decrease in gross profit resulted primarily from a lower volume of printed circuit boards produced and lower pricing levels. Our gross profit margin was 9.1% during the first two fiscal quarters 2002 compared to 34.0% for the first two fiscal quarters 2001. Gross margin decreased due to lower pricing, increased depreciation expense, and lower absorption of fixed manufacturing expenses.

Operating Expenses

        Sales and marketing expenses decreased $1.2 million from $4.4 million for the first two fiscal quarters 2001 to $3.2 million for the first two fiscal quarters 2002. This decrease resulted from lower sales commissions due to lower net sales. As a percentage of net sales, selling expenses increased from 5.7% for the first two fiscal quarters 2001 to 6.9% for the first two fiscal quarters 2002 due to a lower sales base.

        General and administrative expenses decreased $1.3 million from $2.9 million for the first two fiscal quarters 2001 to $1.6 million for the first two fiscal quarters 2002. This decrease resulted primarily from lower labor costs and a lower incentive compensation provision.

        Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles decreased $1.8 million from $2.4 million for the first two fiscal quarters 2001 to $0.6 million for the first two fiscal quarters 2002. This decrease resulted from the Company's adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives no longer are amortized. The amortization expense recorded in the first two fiscal quarters 2002 was for intangible assets with finite useful lives.

        Restructuring charges were incurred in the first two fiscal quarters 2002 relating to the Company's Burlington facility. The Company reduced the facility's labor force by 141 employees and recorded $0.9 million in pretax restructuring charges. The costs were primarily severance costs. As of July 1, 2002, the Company had an accrual of $0.8 million remaining, which will be paid in the third fiscal quarter 2002.

Interest Expense

        Interest expense decreased $1.0 million from $1.5 million for the first two fiscal quarters 2001 to $0.5 million for the first two fiscal quarters 2002. This decrease resulted from a lower interest rate on our term loan as well as a lower balance due to repayment of principal. The expiration of an interest rate swap agreement on December 31, 2001, also contributed to the decline in interest expense, through a reduction in our effective interest rate.

Other, Net

        Interest income and other, net, decreased $126,000 from income of $434,000 for the first two fiscal quarters 2001 to income of $308,000 for the first two fiscal quarters 2002. This decrease resulted from lower interest earnings on our cash balance.

Income Taxes

        The provision for income taxes decreased from a provision of $5.5 million for the first two fiscal quarters 2001 to a benefit of $0.8 million for the first two fiscal quarters 2002. This income tax benefit resulted from a pretax net loss. Our effective tax rate for the first two fiscal quarters 2002 was approximately 33%.

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

        Net cash provided by operating activities was $5.8 million in the first two fiscal quarters 2002, compared to $27.1 million in the first two fiscal quarters 2001. The difference between our net loss in the first two fiscal quarters 2002 of $1.6 million and our $5.8 million operating cash flow was primarily attributable to $5.2 million of depreciation and amortization expense, an increase of $0.2 million in accrued expenses and other, a decrease of $1.8 million of deferred income taxes, $1.1 million in income taxes receivable and $1.0 million of accounts receivable, partially offset by a $1.9 million decrease in accounts payable.

        Net cash used in investing activities was $2.6 million in the first two fiscal quarters 2002, compared to $6.9 million in the first two fiscal quarters 2001. The decrease was due to decreased purchases of property and equipment and partially offset by increased deposits on property and equipment during the first two fiscal quarters 2002. The Company records cash paid for equipment not yet placed in service in a construction-in-process, equipment and other deposits account. When an asset is placed in service, the related amount is transferred from the construction-in-process, equipment and other deposits account to property, plant and equipment.

        Net cash provided by financing activities was $11.8 million in the first two fiscal quarters 2002, compared to net cash used in financing activities of $3.0 million in the first two fiscal quarters 2001. This increase was due to $15.3 million of proceeds from a secondary stock offering as well as $0.4 million of proceeds from stock option exercises during the first two fiscal quarters 2002, partially offset by a principal repayment of $3.9 million on our long-term debt.

        Effective September 29, 2000, we entered into an amended and restated agreement and refinanced all remaining amounts outstanding under our existing senior credit facility. Under the new agreement, the Company borrowed $45 million under a term loan. The term loan bears interest ranging from LIBOR plus 1% to 2% or the Alternate Base Rate (as defined in the agreement) plus 0% to 0.5% and is due in quarterly payments of various amounts through September 30, 2005. The new agreement also provides for a revolving loan commitment for up to $25 million, which bears interest at LIBOR plus 1% to 2% or the Alternate Base rate plus 0% to 0.5% and expires September 29, 2005. As of July 1, 2002, the term loan and the revolving loan had an interest rate of 3.11%. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The new credit facility contains financial covenants customary for this type of financing, and as of July 1, 2002, we were in compliance with the covenants. As of July 1, 2002, the amount outstanding on our term loan was $28.7 million and availability of $25 million on our revolving credit facility.

        The following table provides information on future payments under the Company's credit facility and future minimum lease payments under non-cancelable operating leases as of July 1, 2002 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-Term Debt	$28,687	$5,062	$23,625	$—	$—
Operating Leases	399	17	52	34	296

Total Contractual Cash Obligations	$29,086	$5,079	$23,677	$34	$296

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

Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We applied the new rules beginning in the first fiscal quarter 2002. As a result, quarterly goodwill amortization of $902 has ceased effective January 1, 2002. Also during the first two fiscal quarters 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets and determined no impairment of goodwill.

        In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We do not believe the adoption of Statement 143 will have a material impact on our consolidated financial statements.

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

        In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under Statement No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. The Company is currently reviewing the standard, which is effective for periods after December 31, 2002 prospectively, and does not expect it to have a significant impact on its results of operations, financial position or liquidity.

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

        A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, continued excess manufacturing capacity or an additional decline in the electronics industry could further negatively impact our business, results of operations and financial condition. Our net sales declined from $46.0 million in the first fiscal quarter 2001 to $30.7 million in the second fiscal quarter 2001, $26.9 million in the third fiscal quarter 2001, $25.4 million in the fourth fiscal quarter 2001, $23.7 million in the first fiscal quarter 2002 and $23.3 million in the second fiscal quarter 2002. A continued decline in our net sales would adversely impact our profitability and results of operations and could require us to record a valuation allowance against our deferred tax assets or recognize an impairment of our intangible assets.

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

        A small number of customers is responsible for a significant portion of our net sales. Our 10 largest customers accounted for 42.3% of our net sales in the second fiscal quarter 2002. Many of our principal customers have decreased the amount of products they purchase from us. If our customers fail to purchase products from us at past levels, it would negatively affect our business, results of operations and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

        A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, recent revenue shortfalls have decreased our gross margins, and future revenue shortfalls may further decrease our gross margins. In addition, we have experienced sales fluctuations due to patterns in the capital budgeting and purchasing cycles of our customers and the end markets we serve. In particular, the seasonality of the computer industry impacts the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

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

        In the second fiscal quarter 2002, approximately 28% of our net sales were to electronic manufacturing services providers. Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers. The growth of electronic manufacturing services providers and their global sourcing capabilities increase the purchasing power of such providers and could result in increased price competition or the loss of existing original equipment manufacturer customers. In addition, in recent years, some electronic manufacturing services providers, including several of our customers, have acquired the ability to directly manufacture printed circuit boards. If a significant number of our other electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business, results of operations and financial condition may be negatively impacted.

Our indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

        At July 1, 2002, we had approximately $28.7 million of indebtedness. In addition, subject to the restrictions under our various debt agreements, we may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

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

If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively impacted. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.

        As of July 1, 2002, our consolidated balance sheet reflected $77.6 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist of goodwill and other identifiable intangibles relating to our July 1999 acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, have a negative impact on earnings. In addition, we continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

        To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins decrease as we have to pay more for our raw materials.

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

        As of July 1, 2002, Circuit Holdings held approximately 39.3% of our outstanding stock. Thayer Capital Partners controls three entities that together own approximately 60.0% of Circuit Holdings and beneficially own approximately 45.8% of our shares. In addition, two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital does not currently own any interests in our direct competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other shareholders, particularly if Thayer Capital decided to sell its controlling interest in us. By virtue of its stock ownership and board representation, Thayer Capital Partners will continue to have a significant influence over all matters submitted to our board and our shareholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public shareholders.

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

        The revolving loan bears interest ranging from 1% to 2% per annum plus the applicable LIBOR or from 0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. As of July 1, 2002, the term and revolving term loan had an interest rate of 3.11%. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

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

        Not Applicable

Item 3.    Defaults Upon Senior Securities

        Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

        We held our 2002 annual meeting of shareholders on June 27, 2002. Kenton K. Alder, Richard P. Beck, John G. Mayer, Douglas P. McCormick and Kenneth L. Shirley were elected to the Company's Board of Directors to serve as directors until their successors are elected and qualified. The tabulation of votes on such matter is as follows:

Name	For	Withheld
Kenton K. Alder	34,710,448	2,950,272
Richard P. Beck	37,337,935	322,785
John G. Mayer	37,337,835	322,885
Douglas P. McCormick	37,290,335	370,385
Kenneth L. Shirley	34,542,758	3,117,962

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibit 99.1—CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 99.2—CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  On May 10, 2002, the Company filed a Current Report on Form 8-K with the SEC. The 8-K disclosed that the Company had engaged the accounting firm of KPMG LLP as its independent public accountants and had dismissed Arthur Andersen LLP.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.
Dated:	August 15, 2002	/s/ KENTON K. ALDER Kenton K. Alder President and Chief Executive Officer
Dated:	August 15, 2002	/s/ STACEY M. PETERSON Stacey M. Peterson Chief Financial Officer and Secretary

QuickLinks

TABLE OF CONTENTS
  Item 1. Financial Statements
TTM TECHNOLOGIES, INC. Condensed Consolidated Balance Sheets (unaudited) (In thousands)
TTM TECHNOLOGIES, INC. Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
TTM TECHNOLOGIES, INC. Condensed Consolidated Statements of Cash Flows Unaudited (In thousands)
TTM TECHNOLOGIES, INC. Notes to Condensed Consolidated Financial Statements (Unaudited) (In thousands, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Factors That May Affect Future Results
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
SIGNATURES