Form 10-Q
period 2002-09-30
TTM TECHNOLOGIES INC
filed 2002-11-14
CIK 1116942

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

Commission File Number: 0-31285

TTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1033443 (I.R.S. Employer Identification No.)
17550 N.E. 67TH COURT, REDMOND, WASHINGTON 98052 (Address of principal executive offices)
(425) 883-7575 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of common stock, no par value, of registrant outstanding at October 18, 2002: 39,846,453

Item 1.    Financial Statements

TTM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$35,255	$24,490
Accounts receivable, net of allowance of $2,344 and $2,812, respectively	9,113	11,208
Inventories	3,157	3,126
Prepaid expenses and other	303	265
Income taxes receivable	5,595	4,788
Deferred income taxes	334	94

Total current assets	53,757	43,971

Property, plant and equipment, at cost:
Land	4,932	3,415
Machinery and equipment	60,828	58,923
Buildings and improvements	18,093	15,213
Furniture and fixtures	533	489
Automobiles	124	141
Construction-in-process	195	2,618

	84,705	80,799
Less accumulated depreciation	(33,453)	(29,893)

Property, plant and equipment, net	51,252	50,906

Other assets:
Debt issuance costs, net of accumulated amortization of $83 and $52, respectively	124	154
Deferred income taxes	15,650	19,219
Goodwill and other intangibles, net of accumulated amortization of $12,747 and $11,846, respectively	77,319	78,220
Deposits and other	176	606

Total other assets	93,269	98,199

	$198,278	$193,076

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$5,344	$4,500
Accounts payable	3,267	5,861
Accrued salaries, wages and benefits	3,654	4,121
Other accrued expenses	506	390

Total current liabilities	12,771	14,872

Long-term debt, less current maturities	21,375	28,125

Commitments and contingencies (Note 6)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized, 39,844 and 37,642 shares issued and outstanding, respectively	150,171	134,228
Retained earnings	14,148	16,079
Deferred stock-based compensation	(187)	(228)

Total shareholders' equity	164,132	150,079

	$198,278	$193,076

See accompanying notes to condensed consolidated financial statements.

TTM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	September 30, 2002	October 1, 2001	September 30, 2002	October 1, 2001
Net sales	$20,557	$26,895	$67,578	$103,562
Cost of goods sold	17,716	21,021	60,430	71,631

Gross profit	2,841	5,874	7,148	31,931

Operating expenses:
Selling and marketing	1,534	1,490	4,780	5,861
General and administrative	1,453	1,168	3,070	4,088
Amortization of intangibles	300	1,202	901	3,606
Restructuring charges	—	—	907	—

Total operating expenses	3,287	3,860	9,658	13,555

Operating income (loss)	(446)	2,014	(2,510)	18,376

Other income (expense):
Interest expense	(266)	(569)	(808)	(2,102)
Amortization of debt issuance costs	(10)	(10)	(31)	(30)
Interest income and other, net	192	96	500	529

Total other expense, net	(84)	(483)	(339)	(1,603)

Income (loss) before income taxes	(530)	1,531	(2,849)	16,773
Income tax (provision) benefit	161	(552)	918	(6,055)

Net income (loss)	$(369)	$979	$(1,931)	$10,718

Earnings (loss) per share:
Basic	$(.01)	$.03	$(.05)	$.29
Diluted	$(.01)	$.03	$(.05)	$.28

See accompanying notes to condensed consolidated financial statements.

TTM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Quarters Ended
	September 30, 2002	October 1, 2001
Cash flows from operating activities:
Net income (loss)	$(1,931)	$10,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,722	6,167
Net loss on sale of property, plant and equipment	34	119
Amortization of goodwill and other intangible assets	901	3,606
Amortization of deferred stock-based compensation	41	39
Amortization of debt issuance costs	31	30
Deferred income taxes	3,329	1,784
Changes in operating assets and liabilities:
Accounts receivable, net	2,095	20,579
Inventories	(31)	2,825
Prepaid expenses and other	(38)	11
Income taxes receivable	(618)	(3,576)
Accounts payable	(2,594)	(3,487)
Income taxes payable	—	(3,256)
Accrued expenses and other	(351)	(2,513)

Net cash provided by operating activities	7,590	33,046

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(6,686)	(10,220)
Proceeds from sale of property, plant and equipment	13	97

Net cash used in investing activities	(6,673)	(10,123)

Cash flows from financing activities:
Principal payments on long-term debt	(5,906)	(8,719)
Sale of common stock for cash, net of offering costs	15,283	—
Proceeds from exercise of common stock options	471	585

Net cash provided by (used in) financing activities	9,848	(8,134)

Net increase in cash and cash equivalents	10,765	14,789
Cash and cash equivalents at beginning of period	24,490	9,294

Cash and cash equivalents at end of period	$35,255	$24,083

Supplemental cash flows information:
Cash paid for interest	$763	$2,087
Cash paid (refunded) for income taxes	$(3,652)	$11,103

        Supplemental disclosure of noncash investing and financing activities: During 2002 and 2001, the Company recorded $189 and $477, respectively, of tax benefit for employee exercises of options.

See accompanying notes to condensed consolidated financial statements.

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

2.    Earnings (Loss) Per Common Share

        The following is a reconciliation of the numerator and denominator used to calculate basic earnings per common share and diluted earnings per common share for the quarter and three quarters ended September 30, 2002, and October 1, 2001:

	Quarter Ended September 30, 2002			Quarter Ended October 1, 2001
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$(369)	39,844	$(.01)	$979	37,544	$(.03)
Effect of stock options		—	—		1,318	—

Diluted EPS	$(369)	39,844	$(.01)	$979	38,862	$.03

	Three Quarters Ended September 30, 2002			Three Quarters Ended October 1, 2001
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$(1,931)	39,426	$(.05)	$10,718	37,455	$.29
Effect of stock options		—	—		1,438	(.01)

Diluted EPS	$(1,931)	39,426	$(.05)	$10,718	38,893	$.28

        The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. As of September 30, 2002, stock options to purchase 2,533 shares of common stock were not considered for loss periods since their effect would be antidilutive, thereby decreasing the loss for common shares. As of October 1, 2001, options to purchase 451 shares of common stock were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the third fiscal quarter 2001.

3.    Common Stock Transactions

        The Company completed a secondary offering in February 2002 in which a total, including the overallotment option, of 7,245 shares of common stock were sold (2,025 were sold by the Company and 5,220 shares were sold by the selling shareholders) at a price of $8.50 per share. The Company received net proceeds of approximately $15,283 after the underwriting discounts of $0.446 per share and other secondary offering expenses of approximately $1,027, which includes a $258 financial advisory fee paid to T.C. Management Partners IV, L.L.C. and Brockway Moran & Partners Management, L.P., entities owned by certain of our shareholders.

        During the three fiscal quarters ended September 30, 2002, the Company issued options to purchase 266 shares of common stock at a weighted-average exercise price of $9.84 per share.

        During the three fiscal quarters ended September 30, 2002, employees exercised stock options to purchase 179 shares of common stock at $2.63 per share for total proceeds of $471. The Company recorded a tax benefit of $189 as an increase to common stock for certain nonqualified options that were exercised during the same quarters.

        At September 30, 2002, there were outstanding options to purchase 2,533 shares of common stock with a weighted average price of $5.86.

4.    Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets." FASB No. 142 requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to assessment for impairment by applying a fair-valued-based impairment test in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. Upon adoption during the first quarter of 2002, the Company performed the required impairment tests of goodwill and determined that no impairment had occurred.

        As of September 30, 2002, the Company had goodwill with a carrying value of $63,153 which is not being amortized and is subject to impairment testing. The Company performs a goodwill impairment test on an annual basis or more often, if events or changes in circumstances indicate that impairment may exist. The Company plans to perform its annual impairment test no later than the first quarter of 2003. It is possible that the test could result in an impairment charge which could have an adverse impact on the Company's profitability and results of operations.

        The following is a reconciliation of net income (loss) and earnings (loss) per share adjusted to show the impact of eliminating goodwill amortization and the related income tax effect as if FASB No. 142 had been in place during the quarter and three quarters ended October 1, 2001:

	Quarter Ended,
	September 30, 2002	October 1, 2001
Reported net income (loss)	$(369)	$979
Add back goodwill amortization		901
Less income tax effect		(325)

Adjusted net income (loss)	$(369)	$1,555

Basic earnings (loss) per share	$(.01)	$.03
Goodwill amortization, net of income tax effect		.01

Adjusted basic earnings (loss) per share	$(.01)	$.04

Diluted earnings (loss) per share	$(.01)	$.03
Goodwill amortization, net of income tax effect		.01

Adjusted diluted earnings (loss) per share	$(.01)	$.04

	Three Quarters Ended,
	September 30, 2002	October 1, 2001
Reported net income (loss)	$(1,931)	$10,718
Add back goodwill amortization		2,705
Less income tax effect		(973)

Adjusted net income (loss)	$(1,931)	$12,450

Basic earnings (loss) per share	$(.05)	$.29
Goodwill amortization, net of income tax effect		.04

Adjusted basic earnings (loss) per share	$(.05)	$.33

Diluted earnings (loss) per share	$(.05)	$.28
Goodwill amortization, net of income tax effect		.04

Adjusted diluted earnings (loss) per share	$(.05)	$.32

5.    Restructuring charges

        The Company recorded $907 in pretax restructuring charges for labor force reduction at its Burlington facility during the second quarter ended July 1, 2002. The charges consist of primarily severance costs for 141 terminated employees. All terminated employees were notified in June 2002. As of September 30, 2002, all restructuring accrual amounts were paid.

        Subsequent to quarter end, the Company announced its plans to consolidate manufacturing capabilities by closing its Burlington facility by the end of 2002. The Company expects to record significant restructuring charges in the fourth quarter of 2002. Although the assessment of the exact breakdown of the restructuring charges has not been finalized, the Company expects a substantial impairment charge related to the building, property and equipment at the Burlington facility and restructuring charges associated with the elimination of 51 employees at the facility.

6.    Legal Matters

        From time to time the Company may become a party to various legal proceedings arising in the ordinary course of our business. The Company was recently advised that it has been added as a defendant in a patent infringement lawsuit filed in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that the Company infringed certain "machine vision" and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. Although the ultimate outcome of this matter is not currently determinable, the Company believes it has meritorious defenses to these allegations and, based in part on the licensing terms offered by the Lemelson Partnership, does not expect this litigation to materially impact the Company's business, results of operations or financial condition. However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect. Furthermore, there can be no assurance that the Company will prevail in any such litigation.

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

        We support a strong and diversified customer base. We measure customers as those companies that place at least two orders in a 12-month period. As of September 30, 2002, we had approximately 560 customers, compared to approximately 620 customers as of October 1, 2001. We added 31 new customers in the third fiscal quarter 2002. Sales to our top 10 customers decreased from 53.0% of our net sales for the third fiscal quarter 2001 to 40.0% of our net sales for the third fiscal quarter 2002.

        The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	Third Fiscal Quarter
End Markets
	2001	2002
Networking	28.6%	29.8%
Industrial/Medical	29.6	27.9
Computer Peripherals	8.4	22.6
High-End Computing	25.8	11.5
Handheld/Cellular	2.6	2.5
Other	5.0	5.7

Total	100.0%	100.0%

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

        Amortization of intangibles consists of intangible assets, which we recorded as a result of the Power Circuits acquisition in July 1999. Effective January 1, 2002, we no longer record amortization on goodwill (see "Recently Issued Accounting Standards"). However, we will continue to amortize our intangible assets, which are primarily comprised of definite-lived strategic customer relationships.

        Our interest expense relates to our senior credit facility and our other long-term obligations.

        Amortization of debt issuance costs consists of the amortization of loan origination fees and related expenses. Interest and other income consists primarily of interest received on our cash balances.

Significant Accounting Policies—Significant Judgments and Estimates

        Accounting policies where significant judgments and estimates are made include: asset valuation related to bad debts; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; and realizability of deferred tax assets. A detailed description of these estimates and our policies to account for them is included in the notes to our consolidated financial statements in our annual report on Form 10-K. Our estimates are based on historical experience as well as relevant facts and circumstances known to us at each reporting date. Actual results may differ from these estimates.

        We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts. Our actual bad debts may differ from our estimates.

        We derive revenues primarily from the sale of PCBs using customer supplied engineering and design plans and recognizes revenues when products are shipped to the customer. We provide our customers a limited right of return for defective PCBs. We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information. To the extent actual returns for defective PCBs vary from our historical experience, revisions to the allowances may be required.

        Long-lived assets, including definite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Our long-lived assets consist of property, plant and equipment and strategic customer relationship intangible assets. We evaluate, at each reporting date, whether events and circumstances have occurred that indicate possible impairment. We use an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, is based upon the difference between the asset's carrying value and fair value. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. In connection with our recently announced restructuring activities, we expect to record a significant impairment charge in the fourth quarter of 2002 related to the closure of our Burlington facility (see "Results of Operations").

        As of September 30, 2002, we have goodwill with a carrying value of $63.2 million which is not being amortized and is subject to impairment testing. We perform a goodwill impairment test on an annual basis or more often, if events or changes in circumstances indicate that impairment may exist. We plan to perform the annual impairment test no later than the first quarter of 2003. It is possible that the test could result in an impairment charge which could have an adverse impact on the Company's profitability and results of operations.

        Deferred tax assets are reviewed, for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. We have not recorded a valuation allowance at September 30, 2002, because we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets. Should our expectations of taxable income change in future periods, it may become necessary to record a valuation allowance which would adversely affect our results of operations in the period such a determination was made. In addition, we record income tax expense or benefit at a rate that is based on expected results for the fiscal year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

RESULTS OF OPERATIONS

Third Fiscal Quarter 2002 Compared to the Third Fiscal Quarter 2001

Net Sales

        Net sales decreased $6.3 million, or 23.4%, from $26.9 million for the third fiscal quarter 2001 to $20.6 million for the third fiscal quarter 2002. This decrease resulted primarily from a decline in the volume of printed circuit boards sold and was partially offset by higher pricing levels. Net sales declined due to a significant downturn in the electronics industry and in the end markets served by our customers.

Cost of Goods Sold

        Cost of goods sold decreased $3.3 million, or 15.7%, from $21.0 million for the third fiscal quarter 2001 to $17.7 million for the third fiscal quarter 2002. The decrease in cost of goods sold resulted from lower labor, materials, and variable overhead costs that were associated with a decline in the number of printed circuit board units sold. As a percentage of net sales, cost of goods sold increased from 78.2% for the third fiscal quarter 2001 to 86.2% for the third fiscal quarter 2002. Higher medical expense and an increase in unabsorbed manufacturing overhead due to excess capacity resulted in a higher cost of goods sold percentage.

Gross Profit

        Gross profit decreased $3.0 million, or 50.8%, from $5.9 million for the third fiscal quarter 2001 to $2.9 million for the third fiscal quarter 2002. This decrease in gross profit resulted primarily from a lower volume of printed circuit boards sold. Our gross margin was 13.8% during the third fiscal quarter 2002 compared to 21.8% for the third fiscal quarter 2001. Gross margin decreased due to increased medical expense and lower absorption of fixed manufacturing expenses.

Operating Expenses

        Sales and marketing expenses remained approximately stable at $1.5 million for the third fiscal quarter 2001 and third fiscal quarter 2002. As a percentage of net sales, selling expenses increased from 5.5% for the third fiscal quarter 2001 to 7.5% for the third fiscal quarter 2002. The increase as a percentage of net sales, was due to lower absorption of fixed sales and marketing expenses and higher commissions related to a higher proportion of quick-turn sales.

        General and administrative expenses increased $0.3 million, or 25.0%, from $1.2 million for the third fiscal quarter 2001 to $1.5 million for the third fiscal quarter 2002. This increase resulted from a higher bad debt provision, partially offset by lower labor costs and medical expense. We added to our accounts receivable allowance in the third fiscal quarter 2002 compared to reducing the allowance in the third fiscal quarter 2001. We reduced the accounts receivable allowance in the third fiscal quarter

2001 due to an improved trend in collections and the quality of our accounts receivable aging compared to the historical trends experienced in the fiscal year 2000. The quality of our accounts receivable aging in 2002 remains comparable with the improved trends experienced in 2001.

        Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles decreased $0.9 million from $1.2 million for the third fiscal quarter 2001 to $0.3 million for the third fiscal quarter 2002. This decrease resulted from our adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives no longer are amortized. The amortization expense recorded in the third fiscal quarter 2002 was for intangible assets with finite useful lives.

        We recently announced our plans to consolidate manufacturing capabilities by closing our Burlington facility by the end of 2002. We expect to record related restructuring charges between $3.3 million and $3.8 million in the fourth fiscal quarter 2002. Although the assessment of the exact breakdown of the restructuring charges has not been finalized, we expect a substantial impairment charge related to the building, property and equipment at the Burlington facility and restructuring charges associated with the elimination of 51 employees at the facility.

Interest Expense

        Interest expense decreased $0.3 million from $0.6 million for the third fiscal quarter 2001 to $0.3 million for the third fiscal quarter 2002. This decrease resulted from a lower interest rate on our term loan as well as a lower balance due to repayment of principal. The expiration of an interest rate swap agreement on December 31, 2001, also contributed to the decline in interest expense through a reduction in our effective interest rate.

Interest Income and Other, Net

        Interest income and other, net, increased $96,000 from income of $96,000 for the third fiscal quarter 2001 to income of $192,000 for the third fiscal quarter 2002. This increase resulted from higher interest earnings on our higher cash balance.

Income Taxes

        The provision for income taxes decreased from a provision of $0.6 million for the third fiscal quarter 2001 to a benefit of $0.2 million for the third fiscal quarter 2002. This income tax benefit resulted from a pretax net loss. Our effective tax rate for the third fiscal quarter 2002 was approximately 30%, due primarily to the impact of nondeductible items.

First Three Fiscal Quarters 2002 Compared to the First Three Fiscal Quarters 2001

Net Sales

        Net sales decreased $36.0 million, or 34.7%, from $103.6 million for the first three fiscal quarters 2001 to $67.6 million for the first three fiscal quarters 2002. This decrease resulted primarily from a decline in the volume of printed circuit boards sold and lower pricing levels. Net sales declined due to a significant downturn in the electronics industry and in the end markets served by our customers.

Cost of Goods Sold

        Cost of goods sold decreased $11.2 million, or 15.6%, from $71.6 million for the first three fiscal quarters 2001 to $60.4 million for the first three fiscal quarters 2002. The decrease in cost of goods sold resulted from lower labor, materials, and variable overhead costs that were associated with a decline in the number of printed circuit board units sold, partially offset by higher medical and depreciation expense. As a percentage of net sales, cost of goods sold increased from 69.2% for the first three fiscal quarters 2001 to 89.4% for the first three fiscal quarters 2002. Lower pricing, higher medical and depreciation expense, and an increase in unabsorbed manufacturing overhead resulted in a higher cost of goods sold percentage.

Gross Profit

        Gross profit decreased $24.8 million, or 77.7%, from $31.9 million for the first three fiscal quarters 2001 to $7.1 million for the first three fiscal quarters 2002. This decrease in gross profit resulted primarily from a lower volume of printed circuit boards sold and lower pricing levels. Our gross margin was 10.6% during the first three fiscal quarters 2002 compared to 30.8% for the first three fiscal quarters 2001. Gross margin decreased primarily due to lower pricing, increased medical and depreciation expense, and lower absorption of fixed manufacturing expenses.

Operating Expenses

        Sales and marketing expenses decreased $1.1 million from $5.9 million for the first three fiscal quarters 2001 to $4.8 million for the first three fiscal quarters 2002. This decrease resulted primarily from lower sales commissions due to lower net sales. As a percentage of net sales, selling expenses increased from 5.7% for the first three fiscal quarters 2001 to 7.1% for the first three fiscal quarters 2002 due primarily to lower absorption of fixed sales and marketing expenses and higher commissions related to a higher proportion of quick-turn sales.

        General and administrative expenses decreased $1.0 million from $4.1 million for the first three fiscal quarters 2001 to $3.1 million for the first three fiscal quarters 2002. This decrease resulted primarily from lower labor costs, lower incentive compensation provision, and lower medical expense, partially offset by higher bad debt provision.

        Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles decreased $2.7 million from $3.6 million for the first three fiscal quarters 2001 to $0.9 million for the first three fiscal quarters 2002. This decrease resulted from our adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives no longer are amortized. The amortization expense recorded in the first three fiscal quarters 2002 was for intangible assets with finite useful lives.

        Restructuring charges were incurred in the first three fiscal quarters 2002 relating to our Burlington facility. We reduced the facility's labor force by 141 employees and recorded $0.9 million in pretax restructuring charges. The costs were primarily severance costs. As of September 30, 2002, all restructuring accrual amounts were paid.

        We recently announced our plans to consolidate manufacturing capabilities by closing our Burlington facility by the end of 2002. We expect to record related restructuring charges between $3.3 million and $3.8 million in the fourth fiscal quarter 2002. Although the assessment of the exact breakdown of the restructuring charges has not been finalized, we expect a substantial impairment charge related to the building, property and equipment at the Burlington facility and restructuring charges associated with the elimination of 51 employees at the facility.

Interest Expense

        Interest expense decreased $1.3 million from $2.1 million for the first three fiscal quarters 2001 to $0.8 million for the first three fiscal quarters 2002. This decrease resulted from a lower interest rate on our term loan as well as a lower balance due to repayment of principal. The expiration of an interest rate swap agreement on December 31, 2001, also contributed to the decline in interest expense, through a reduction in our effective interest rate.

Interest Income and Other, Net

        Interest income and other, net, decreased $29,000 from income of $529,000 for the first three fiscal quarters 2001 to income of $500,000 for the first three fiscal quarters 2002. This decrease resulted from lower interest earnings due to a declining interest rate in the first three fiscal quarters 2002, and was partially offset by the interest earnings of our higher cash balance during the same period.

Income Taxes

        The provision for income taxes decreased from a provision of $6.1 million for the first three fiscal quarters 2001 to a benefit of $0.9 million for the first three fiscal quarters 2002. This income tax benefit resulted from a pretax net loss. Our effective tax rate for the first three fiscal quarters 2002 was approximately 32%.

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

        Net cash provided by operating activities was $7.6 million in the first three fiscal quarters 2002, compared to $33.0 million in the first three fiscal quarters 2001. The difference between our net loss in the first three fiscal quarters 2002 of $1.9 million and our $7.6 million operating cash flow was primarily attributable to $7.7 million of depreciation and amortization expense, a decrease of $3.3 million of deferred income taxes, and a decrease of $2.1 million of accounts receivable, partially offset by a $2.6 million decrease in accounts payable, a $0.4 million decrease in accrued expenses and other, and a $0.6 million increase in income taxes receivable.

        Net cash used in investing activities was $6.7 million in the first three fiscal quarters 2002, compared to $10.1 million in the first three fiscal quarters 2001. The decrease in cash used was due to decreased purchases of property, plant and equipment and decreased deposits on property, plant and equipment during the first three fiscal quarters 2002. Included in investing activities for the first three fiscal quarters 2002 is a $3.8 million purchase of a building adjacent to our Redmond facility. This purchase was consummated in the third fiscal quarter 2002. The Company records cash paid for equipment not yet placed in service in a construction-in-process, equipment and other deposits account. When an asset is placed in service, the related amount is transferred from the construction-in-process, equipment and other deposits account to property, plant and equipment.

        Net cash provided by financing activities was $9.8 million in the first three fiscal quarters 2002, compared to net cash used in financing activities of $8.1 million in the first three fiscal quarters 2001. This increase was due to $15.3 million of proceeds from a secondary stock offering as well as $0.4 million of proceeds from stock option exercises during the first three fiscal quarters 2002, partially offset by a principal repayment of $5.9 million on our long-term debt.

        Under our existing senior credit facility, we previously borrowed $45 million under a term loan. The term loan bears interest ranging from LIBOR plus 1% to 2% or the Alternate Base Rate (as defined in the agreement) plus 0% to 0.5% and is due in quarterly payments of various amounts through September 30, 2005. The agreement also provides for a revolving loan commitment for up to $25 million, which bears interest at LIBOR plus 1% to 2% or the Alternate Base rate plus 0% to 0.5% and expires September 29, 2005. As of September 30, 2002, the term loan and the revolving loan had an interest rate of 3.3%. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility contains financial covenants customary for this type of financing, and as of September 30, 2002, we were in compliance with the covenants. As of September 30, 2002, the amount outstanding on our term loan was $26.7 million and we had $25 million of availability on our revolving credit facility.

        The following table provides information on future payments under the Company's credit facility and future minimum lease payments under non-cancelable operating leases as of September 30, 2002 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$26,719	$5,344	$21,375	$—	$—
Operating Leases	395	17	52	34	292

Total Contractual Cash Obligations	$27,114	$5,361	$21,427	$34	$292

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

        On October 14, 2002, our Board of Directors authorized a repurchase of the Company's common stock up to the amount of $10 million. The repurchase of common stock is subject to market conditions and will be accomplished through periodic purchases as prevailing prices on the open market. The repurchased shares will be retired from the Company's total shares issued and outstanding. Through November 5, 2002, we have repurchased 125,500 shares for a total cost of approximately $0.2 million.

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

Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We applied the new rules beginning in the first fiscal quarter 2002. As a result, quarterly goodwill amortization of $902 has ceased effective January 1, 2002. Also upon adoption, we performed the required impairment tests of goodwill and indefinite-lived intangible assets and determined no impairment of goodwill.

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

        In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under Statement No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. We are currently reviewing the standard, which is effective for periods after December 31, 2002, and do not expect it to have a significant impact on our results of operations, financial position or liquidity.

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

        A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, continued excess manufacturing capacity or an additional decline in the electronics industry could further negatively impact our business, results of operations and financial condition. Our net sales declined from $46.0 million in the first fiscal quarter 2001 to $30.7 million in the second fiscal quarter 2001, $26.9 million in the third fiscal quarter 2001, $25.4 million in the fourth fiscal quarter 2001, $23.7 million in the first fiscal quarter 2002, $23.3 million in the second fiscal quarter 2002 and $20.6 million in the third fiscal quarter 2002. A continued decline in our net sales would adversely impact our profitability and results of operations and could require us to record a valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets including goodwill and intangible assets.

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

        A small number of customers is responsible for a significant portion of our net sales. Our 10 largest customers accounted for 40% of our net sales in the third fiscal quarter 2002. Many of our principal customers have decreased the amount of products they purchase from us. If our customers fail to purchase products from us at past levels, it would negatively affect our business, results of operations and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

We compete against manufacturers in Asia where production costs are lower. These competitors may gain market share in our key market segments, which may have an adverse effect on the pricing of our products.

        We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market. We do not currently have offshore facilities in lower cost locations, such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their capacity with advanced equipment to produce higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share, which may force us to lower our prices, reducing our gross profit.

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

        In the third fiscal quarter 2002, approximately 31% of our net sales were to electronic manufacturing services providers. Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers. The growth of electronic manufacturing services providers and their global sourcing capabilities increase the purchasing power of such providers and could result in increased price competition or the loss of existing original equipment manufacturer customers. In addition, in recent years, some electronic manufacturing services providers, including a few of our customers, have acquired the ability to directly manufacture printed circuit boards. If a significant number of our other electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business, results of operations and financial condition may be negatively impacted.

Our indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

        At September 30, 2002, we had approximately $26.7 million of indebtedness. In addition, subject to the restrictions under our various debt agreements, we may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

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

        As of September 30, 2002, our consolidated balance sheet reflected $77.3 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist of goodwill and other identifiable intangibles relating to our July 1999 acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, have a negative impact on earnings. In addition, we continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

        To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins may decrease as we have to pay more for our raw materials.

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

        Our future success depends to a large extent on the services of our key managerial employees, particularly Kenton Alder, our chief executive officer. Although we have entered into employment agreements with Mr. Alder and two other executive officers, we may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. Our business also depends on our continuing ability to recruit, train and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense, and the loss of these employees could harm our business. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.

        We manufacture products to our customers' specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers, for which we may be liable. Although our invoices generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes.

        Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. For example, we incur additional expense at our Burlington facility to transport and treat certain of our waste water discharges because of limitations in the local municipal waste treatment facility. In addition, because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, metal stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. We believe that our operations substantially comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, negatively impacting our business, results of operations and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

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

        As of September 30, 2002, Circuit Holdings held approximately 39.3% of our outstanding stock. Thayer Capital Partners controls three entities that together own approximately 60.0% of Circuit Holdings and beneficially own approximately 45.8% of our shares. In addition, two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital does not currently own any interests in our direct competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other shareholders, particularly if Thayer Capital decided to sell its controlling interest in us. By virtue of its stock ownership and board representation, Thayer Capital Partners will continue to have a significant influence over all matters submitted to our board and our shareholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public shareholders.

        In addition, Thayer Capital Partners has historically worked closely with Brockway Moran & Partners, Inc. Brockway Moran & Partners Fund, L.P. owns the remaining 40% of Circuit Holdings. In addition, one of our directors is a representative of Brockway Moran & Partners. Although there is no legal agreement requiring Thayer Capital Partners and Brockway Moran & Partners to vote their shares together or for their representatives on our board to vote together, given their relationship in the past these two entities may continue to work together, in which case they would control our board and exercise voting control over approximately 47.9% of our shares that are beneficially owned by such entities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    Our senior credit facility bears interest at floating rates.

        The revolving loan bears interest ranging from 1% to 2% per annum plus the applicable LIBOR or from 0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. As of September 30, 2002, the term and revolving term loan had an interest rate of 3.3%. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

Item 4.    Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief

Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

TTM TECHNOLOGIES, INC.

Dated:	November 14, 2002	By:	/s/ KENTON K. ALDER Kenton K. Alder President and Chief Executive Officer
Dated:	November 14, 2002	By:	/s/ STACEY M. PETERSON Stacey M. Peterson Chief Financial Officer and Secretary

CERTIFICATION

I, Kenton K. Alder certify that:

1.
I have reviewed this quarterly report on Form 10-Q of TTM Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
	By:	/s/ KENTON K. ALDER Kenton K. Alder President and Chief Executive Officer

CERTIFICATION

I, Stacey M. Peterson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of TTM Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
	By:	/s/ STACEY M. PETERSON Stacey M. Peterson Chief Financial Officer and Secretary

QuickLinks

TABLE OF CONTENTS
  Item 1. Financial Statements
TTM TECHNOLOGIES, INC. Condensed Consolidated Balance Sheets (Unaudited) (In thousands)
TTM TECHNOLOGIES, INC. Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
TTM TECHNOLOGIES, INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
TTM TECHNOLOGIES, INC. Notes to Condensed Consolidated Financial Statements (Unaudited) (In thousands, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION