Form 10-K
period 2002-12-31
TTM TECHNOLOGIES INC
filed 2003-03-31
CIK 1116942

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-31285

TTM TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1033443 I.R.S. Employer Identification No.)
2630 South Harbor Boulevard, Santa Ana, California 92704 (Address of Principal Executive Offices) (Zip Code)
(714) 327-3000 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq National Market

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of Common Stock held by nonaffiliates of the registrant (20,605,355) based on the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on July 1, 2002, was $113,123,399. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☒    No ☐

        As of March 18, 2003, there were outstanding 39,821,972 shares of the registrant's Common Stock, no par value.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10 - 13) of this Form 10-K.

TTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Statement Regarding Forward-Looking Statements

        This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words "anticipate," "believe," "plan,""forecast," "foresee", "estimate," "project," "expect," "seek", "target", "intend", "goal" and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to shareholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in Item 1, "Business—Risk Factors That May Affect Future Results."

PART I

ITEM 1. BUSINESS

Overview

        TTM Technologies, Inc. provides time-critical and technologically complex multilayer printed circuit boards (PCBs), which serve as the foundation of sophisticated electronic products. Products within the markets we serve—including communications infrastructure equipment, industrial and medical equipment, and computer servers—are characterized by high levels of complexity and short life cycles. Our customers include original equipment manufacturers, or OEMs, and contract manufacturers in the electronics industry, also known as electronic manufacturing services companies.

        TTM is a one-stop manufacturer, providing printed circuit boards that satisfy all stages of an electronic product's life cycle—from prototype to volume production. We utilize a facility specialization strategy in which each order or part number is directed to the facility best suited to the customer's particular delivery time, product complexity and volume needs. Our three facilities use compatible technologies and manufacturing processes, allowing us to move orders between plants to optimize operating efficiency. This strategy results in faster delivery times and enhanced product quality and consistency.

        Our one-stop manufacturing solution includes:

  Quick-turn services:

  •
  Prototype production.  Quick-turn prototypes are used in the design, test, and launch phases of new electronic products. As such, we manufacture prototype PCBs in small quantities of up to 50 boards per order that require delivery times ranging from as little as 24 hours to 10 days.

  •
  Ramp-to-volume production.  Our ramp-to-volume services typically include manufacturing up to several hundred printed circuit boards per order, with delivery times ranging from two to 10 days—supporting customers in the pre-production phase.

        For the years ended December 31, 2001 and 2002, orders with delivery requirements of 10 days or less represented 40% and 47% of our gross sales, respectively. These quick-turn orders represented a significantly higher percentage of sales for our Santa Ana, California facility, which focuses on prototype production and new customer development.

  Standard delivery time services:

  •
  Mid-volume production.  Our mid-volume production services, also referred to as high-mix production, include manufacturing up to several hundred printed circuit boards per order, with delivery times ranging from three to eight weeks. These products typically have a relatively high engineering content because of the relatively low volume per part or product number.

  •
  Volume production.  This specialized volume production encompasses very high technology printed circuit boards, with up to 54 layers and extremely fine geometries and tolerances. Our ability to produce such complex PCBs for high-end commercial applications was augmented by the acquisition of Honeywell Advanced Circuits, Inc. in December 2002.

        Our Redmond, Washington facility primarily handles ramp-to-volume and mid-volume production, with some capacity for prototype production. During 2002, we closed our Burlington, Washington facility, and consolidated production into an expanded Redmond plant to enhance operating efficiency and reduce costs. Our newly acquired Chippewa Falls, Wisconsin facility focuses almost entirely on the very high technology segment of the PCB industry, with standard delivery times. (See Item 1, Business—Recent Developments.)

        Our significant original equipment manufacturer customers include Adtran, Agilent Technologies, Cisco, Hewlett-Packard (Formerly Compaq), IBM, Lucent, Micron Technology, Motorola, Philips Ultrasound, Radisys, Sun Microsystems, and Thales. Our significant electronic manufacturing services customers include ACD, Celestica, Flextronics, Jabil Circuit, Plexus, Smtek, Solectron, and Viasystems. As of December 31, 2002, we had approximately 565 customers, compared to approximately 600 customers at December 31, 2001.

Recent Developments

        On December 26, 2002, we acquired all of the outstanding capital stock of Honeywell Advanced Circuits, Inc. ("Advanced Circuits"), a subsidiary of Honeywell International, Inc. Advanced Circuits is a printed circuit board manufacturer with expertise in high layer counts and specialty materials. The acquisition represents a synergistic combination of TTM's quick-turn/high-mix focus and Advanced Circuits's high-tech capabilities, and nearly doubles the company's revenues.

        The purchase price was one dollar. The total cost of the acquisition, including transaction fees and expenses was approximately $0.9 million. Advanced Circuit's primary manufacturing facility is located in Chippewa Falls, Wisconsin.

Industry Background

        Printed circuit boards are manufactured from sheets of laminated material, or panels. Each panel is typically subdivided into multiple printed circuit boards, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it.

        Printed circuit boards serve as the foundation for virtually all electronic products, ranging from consumer products (such as cellular telephones and personal computers) to high-end commercial electronic equipment (such as medical equipment, data communications routers and switches, and servers). Generally, consumer electronics products utilize commodity-type PCBs with lower layer counts and complexity. High-end commercial equipment products require more customized, multilayer printed circuit boards using advanced technologies, such as high aspect ratios, blind and buried vias, microvias, advanced materials, and combination surface finishes.

        TTM specializes in complex printed circuit boards used in high-end commercial equipment. We provide a number of advanced technologies, producing printed circuit boards of up to 54 layers, with extremely fine geometries and tolerances. Manufacturing increasingly sophisticated PCBs requires substantial capital and ongoing investment in advanced production facilities, engineering, and process technology. It also requires a skilled workforce and manufacturing expertise.

        Over the past two years, the sharp slowdown in the electronics industry has reduced demand for printed circuit boards. Pricing has also suffered, due to excess capacity and increased competition from Asian manufacturers. Mass produced circuit boards with low levels of technology and longer lead times have experienced downward pricing pressures and are most subject to competition from foreign manufacturers. Printed circuit boards employing complex technologies and/or boards that can be manufactured very quickly are subject to less foreign competition. As such, they have been somewhat insulated from these pricing pressures. Many of the unique challenges involved in successfully designing and manufacturing highly complex printed circuit boards—and the ongoing capital investment required to maintain state-of-the-art capabilities—have effectively served as barriers to entry in this segment of printed circuit board manufacturing.

        As a result of these factors, there has been significant industry consolidation and many plant closings throughout 2001 and 2002. North American PCB manufacturing capacity has been reduced by an estimated 30 to 35% of annual capacity.

Strategy

        Our goal is to be the leading provider of time-critical, one-stop manufacturing services for highly complex printed circuit boards. Key aspects of our strategy include:

        Using our quick-turn capabilities to target customers in high-growth markets.    Our time-to-market philosophy capitalizes on the rapid introduction and short product life cycle of advanced electronic products. We focus our marketing efforts on original equipment manufacturers and electronic manufacturing services providers in high-growth markets. In 2002, we expanded our sales force from 85 at December 31, 2001 to add the 22 Advanced Circuits sales employees at December 31, 2002. Our sales force is primarily comprised of commission-based, independent sales representatives, as well as a direct sales force.

        Aggressively managing our manufacturing capacity to maximize profitability.    In response to decreased product demand, we have adjusted our head count and manufacturing capacity to maximize profitability, while continuing to meet the demands of new and existing customers. In December 2002, we closed our Burlington, Washington facility and consolidated production into an expanded Redmond facility to reduce costs and enhance operating efficiency. We acquired manufacturing capacity for high technology complex printed circuit boards through our acquisition of Advanced Circuits on December 26, 2002.

        Capitalizing on our one-stop manufacturing solution.    Our quick-turn capabilities allow us to establish relationships with customers early in a product's life cycle, giving us an advantage in securing preferred vendor status for subsequent mid-volume and volume production opportunities. We also seek to gain quick-turn business from our existing mid-volume and volume customers.

        Continuing to improve our technological capabilities and process management systems.    We are consistently among the first to adopt new developments in printed circuit board manufacturing processes and technology. We continuously evaluate new processes and technology to further reduce our delivery times, improve quality, increase yields, and decrease costs. We will continue to pursue our facility specialization strategy and deploy manufacturing processes and technology suited for each customer's delivery time, product complexity and volume requirements. In addition, we will continue to develop and implement manufacturing processes and technology that allow our facilities to remain fully integrated.

        Pursuing complementary acquisition and alliance opportunities.    We actively consider strategic acquisitions of printed circuit board companies and technologies that may enhance our competitive position by strengthening our service offering and expanding our customer base. Specific niche-oriented opportunities include expanding our quick-turn capacity, expanding specialty materials opportunities with military/aerospace end-market exposure, and developing an Asian production relationship.

        Our July 1999 acquisition of Power Circuits provided us with significant quick-turn manufacturing capabilities and diversified our customer base and end markets. Our December 2002 acquisition of Advanced Circuits provided us with complex technologies and the ability to utilize exotic materials and manufacture higher layer counts. Advanced Circuits serves a small number of blue-chip customers who do not overlap with our existing customers. We plan to cross sell our quick-turn capabilities to Advanced Circuit's customers and market Advanced Circuit's high-tech capabilities to TTM's existing customer base.

Services

        We provide our customers with an integrated manufacturing solution that encompasses all stages of an electronic product's life cycle from prototype, through ramp-to-volume and mid-volume production, to volume production. We offer quick-turn and standard time delivery services, including the following:

        Prototype production.    We provide prototype services primarily at our facility in Santa Ana, California, where we serve customers that require limited quantities of printed circuit boards. A typical order size is up to 50 printed circuit boards, with delivery times ranging from 24 hours to 10 days. Our Santa Ana facility is available seven days per week and 24 hours per day to be able to respond quickly to customer orders. Our Redmond, Washington facility can supplement prototype production. We believe the ability to meet our customers' prototype demands strengthens our long-term relationships and gives us an advantage in securing a preferred vendor status when customers begin ramp-to-volume, mid-volume, and volume production.

        Ramp-to-volume production.    We provide ramp-to-volume services primarily at our facility in Redmond, Washington. Our ramp-to-volume service typically includes the manufacture of up to several hundred printed circuit boards per order, with delivery times ranging from two to 10 days. We provide our customers with ramp-to-volume services to transition a product from prototype to mid-volume production or as a temporary solution for unforeseen manufacturing issues or customer demands. Our Redmond facility is available seven days per week and 24 hours per day to be able to respond quickly to customer orders. We also provide ramp-to-volume production as a secondary use at our Santa Ana facility.

        Mid-volume production.    We provide mid-volume production primarily at our facility in Redmond, Washington, where we manufacture printed circuit boards for use in the commercial production phase. Our mid-volume production service targets higher complexity printed circuit boards and manufactures up to several hundred printed circuit boards per order, with delivery times typically ranging from three to eight weeks. Our mid-volume production services complement our prototype and ramp-to-volume production and allow us to offer customers one-stop manufacturing capabilities. We also supplement mid-volume production at our Chippewa Falls, Wisconsin facility.

        Volume production.    Our ability to produce very high technology printed circuit boards in volume is led by Advanced Circuit's Chippewa Falls, Wisconsin facility, which has an average layer count of approximately 18 and expertise in specialty materials.

Technology

        The market for our products is characterized by rapidly evolving technology. In recent years, the trend in the electronic products industry has been to increase the speed, complexity, and performance of components while reducing their size. We believe our technological capabilities allow us to address the needs of manufacturers who must bring complicated electronic products to market faster.

        To manufacture printed circuit boards, we generally receive circuit designs directly from our customers in the form of computer data files, which we review to ensure data accuracy and product manufacturability. Processing these computer files with computer aided design (CAD) technology, we generate images of the circuit patterns that we then physically develop on individual layers, using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuits called traces, which are separated by insulating material. A finished multilayer circuit board laminates together a number of layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we employ clean rooms in certain manufacturing processes where tiny particles might otherwise create defects on the circuit patterns, and we use automated optical inspection systems to ensure consistent quality.

        We believe our highly specialized equipment is among the most advanced in the industry. We provide a number of advanced technologies, including:

  •
  Up to 54 layer printed circuit boards.

  •
  Blind and buried vias.

  •
  Buried capacitance.

  •
  Fine line traces and spaces.

  •
  High aspect ratios.

  •
  Thin core processing.

  •
  Microvias.

  •
  Fulfill™ hole fill process.

  •
  Advanced materials.

  •
  Multiple surface finishes.

  •
  Combination surface finishes.

Customers and Markets

        Our customers include both original equipment manufacturers and electronic manufacturing services providers that primarily serve the networking/communications, industrial/medical, and high-end computing segments of the electronics industry. We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2001, we had approximately 600 customers, and as of December 31, 2002, we had approximately 565 customers.

        Our significant customers include:

Networking/communications	High-end computing	Computer peripherals
Adtran ADC Telecom Broadcom Cisco Juniper Networks Lucent	Apple Computer Cray Hewlett-Packard (formerly Compaq) IBM Radisys SGI Sun Microsystems	Advanced Input Devices Dataram Electronics for Imaging Intel Kofax Image Products Micron Technology Nvidia Simple Technology
Industrial/medical	Electronic manufacturing services providers	Other original services providers
Agilent Technologies Credence General Electric Medtronic National Instruments Philips Ultrasound Texas Instruments	Celestica Flextronics Jabil Circuit Plexus Solectron Viasystems	ITT L3 Communications Matsushita Avionics Systems Handheld/cellular Motorola Thales

        The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2000	2001	2002
Networking/communications	34.3%	33.6%	30.6%
Industrial/medical	18.8	27.3	25.9
High-end computing	26.9	20.4	14.8
Computer peripherals	11.6	10.0	20.4
Handheld/cellular	4.6	3.8	3.0
Other	3.8	4.9	5.3

Total	100.0%	100.0%	100.0%

(1)
Sales to electronic manufacturing services providers are classified by the end markets of their customers.

        We expect the networking/communications and high-end computing principal end markets to become the majority of our sales mix in 2003.

        Sales to our largest customer, Solectron, accounted for 11.1% of our net sales in 2001 and 8.4% of our net sales in 2002. Sales to our 10 top customers accounted for 46.1% of our net sales in 2001 and 41.8% of our net sales in 2002.

        In 2002, approximately 94% of our net sales were in the United States, 2% in Malaysia, 1% in Canada, and the remainder primarily in other European and Asian countries.

        Our acquisition of Advanced Circuits in December 2002 is expected to significantly alter the percentage of sales in each of the principal end markets we serve, increase the concentration of our net sales from our 10 top customers and increase our percentage of international net sales.

Sales and Marketing

        Our marketing strategy focuses on establishing long-term relationships with our customers' engineering and new product introduction personnel early in the product development phase. As the product moves from the prototype stage through ramp-to-volume and volume production, we shift our focus to the customers' procurement department, in order to capture sales at each point in the product's life cycle.

        With respect to manufacturing feasibility, design review, and technology limits, our staff of engineers, sales support, and managers assist our sales representatives in advising customers through direct communication and visits. We combine our sales efforts with customer service at each facility to better serve our customers. Each customer is assigned one salesperson for all services across all facilities, in order to establish individual accountability for each client.

        Our sales force is primarily comprised of commission-based, independent sales representatives, complemented by a direct sales force. We expanded our sales force from 85 at year-end 2001 to add the 22 Advanced Circuits sales employees at year-end 2002, helping us to capture new customers and gain market share as the PCB industry consolidates.

Suppliers

        The primary raw materials used in production include: copper-clad layers of fiberglass of varying thicknesses, impregnated with bonding materials; chemical solutions such as copper and gold for plating operations; and photographic film, carbide drill bits, and plastic for testing fixtures.

        We use just-in-time procurement practices to maintain our raw materials inventory at low levels and work closely with our suppliers to obtain technologically advanced raw materials. Although we have preferred suppliers for some raw materials, those we use are generally readily available in the open market from numerous other potential suppliers. In addition, we periodically seek alternative supply sources to ensure that we are receiving competitive pricing and service. Adequate amounts of all raw materials have been available in the past, and we believe this availability will continue in to the foreseeable future.

Competition

        Despite industry consolidation, the printed circuit board industry is fragmented and characterized by intense competition. Our principal domestic competitors include: DDi, Endicott Interconnect Technologies, Merix, Sanmina-SCI, and Tyco.

        We believe we compete favorably, based on the following competitive factors:

  •
  Capability and flexibility to produce customized complex products;

  •
  Ability to offer time-to-market capabilities;

  •
  Ability to offer one-stop manufacturing capabilities;

  •
  Consistent high-quality product; and

  •
  Outstanding customer service.

        In addition, we believe our continuous evaluation and early adoption of new manufacturing and production technologies give us a competitive advantage. We believe that manufacturers like us who have the ability to manufacture printed circuit boards using advanced technologies such as blind and buried vias, larger panel size, sequential lamination, and smaller traces and spaces have a competitive advantage over manufacturers who do not possess these technological capabilities. We believe these advanced manufacturing and production technologies are increasingly replacing and making obsolete the older technologies. Our future success will depend in large part on our ability to maintain and enhance our manufacturing capabilities and production technologies.

        Some of our competitors enjoy substantial competitive advantages, including:

  •
  Greater financial and manufacturing resources that can be devoted to the development, production, and sale of their products;

  •
  More established and broader sales and marketing channels;

  •
  More manufacturing facilities worldwide, some of which are closer in proximity to our customers;

  •
  Manufacturing facilities located in countries with lower production costs; and

  •
  Greater name recognition.

Backlog

        Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 60 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales prospects since orders may be rescheduled or canceled as well as the shortening life cycles of the products in the markets which we serve. Therefore, we believe that backlog information is not material to an understanding of our business.

Governmental Regulation

        Our operations are subject to federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

  •
  the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

  •
  the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

  •
  corresponding state, county and city agencies.

        To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur substantial additional expenditures.

Employees

        As of December 31, 2002, we had 1,390 employees, none of whom are represented by unions. Of these employees, 1,271 were involved in manufacturing and engineering, 67 worked in sales and marketing, and 52 worked in accounting, systems and other support capacities. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees.

Availability of Reports Filed with the Securities and Exchange Commission

        Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, and amendments to those reports are available without charge on our website, http://www.ttmtech.com/ir/sec_filings, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge by (i) telephonic request by calling our Investor Relations Department at (714) 241-0303, (ii) email request to investor@ttmtech.com, or (iii) a written request to TTM Technologies, Inc., Attention: Investor Relations, 2630 So. Harbor Blvd., Santa Ana, CA 92704.

Risk Factors That May Affect Future Results

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

        In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-K or the other documents we file with the SEC, or our annual or quarterly reports to shareholders, future press releases, or orally, whether in presentations, responses to questions or otherwise.

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

Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, continued excess manufacturing capacity or an additional decline in the electronics industry could further negatively impact our business, results of operations and financial condition. Our net sales have declined from $129.0 million in 2001 to $89.0 million in 2002. In addition, excluding the impact of Advanced Circuits in the fourth fiscal quarter 2002, we have experienced sequential declines in quarterly net sales during 2001 and 2002. A continued decline in our net sales would adversely impact our profitability and results of operations and could require us to record a valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets including goodwill and other intangible assets.

If we continue to experience excess capacity due to variability in customer demand, our gross margins may fall and/or we may have to incur restructuring charges if we choose to close any of our facilities.

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

        If we believe we have significant long-term excess capacity, we may decide to permanently close one or more of our facilities and lay off some of our employees. This could result in our recording restructuring charges such as we did in the second and fourth quarters of 2002 due to the restructuring and subsequent closure of our Burlington, Washington facility.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.

        A small number of customers are responsible for a significant portion of our net sales. Our 10 largest customers accounted for approximately 42% of our net sales in 2002. This concentration is expected to increase in 2003 due in part to our acquisition of Advanced Circuits which has a small number of large customers. Many of our principal customers have decreased the amount of products they purchase from us. If our customers fail to purchase products from us at past levels, it would negatively affect our business, results of operations and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

        Our customer concentration is expected to increase but could decrease depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business, results of operations and financial condition and lead to declines in the price of our common stock. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the services provided by us, our results of operations would be harmed.

If our net earnings do not recover or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record a valuation allowance against our net deferred tax assets.

        As of December 31, 2002, we had net deferred tax assets of approximately $16.3 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our valuation allowance against these net deferred tax assets. This would result in an additional income tax provision and further deteriorate our results of operations.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.

        Most of our sales are on an "open credit" basis, with standard industry payment terms. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Some of our customers are contract manufacturers located abroad. Our concentration of these customers increased upon our acquisition of Advanced Circuits in December 2002. Our foreign sales are denominated in U.S. dollars, and are typically on the same "open credit" basis and terms described above. Our foreign receivables are expected to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool, but we periodically evaluate our risk management options.

        Because of the current slowdown in the global economy, our exposure to the credit risks relating to our financing activities described above has increased. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks. There have been bankruptcies among customers causing us to incur economic or financial losses. There can be no assurance that, should economic conditions not improve, additional losses would not be incurred, and that such losses would not be material. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

We have expanded our operations through acquisitions, and we may have trouble integrating our acquisition of Advanced Circuits and/or any future acquisitions in expanding our business. Acquisitions involve numerous risks.

        We may not be able to meet performance expectations or successfully integrate businesses we acquire, such as Advanced Circuits, on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources.

        To manage the expansion of our operations as a result of the acquisition of Advanced Circuits and any future growth, we will be required to:

  •
  improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

  •
  integrate and consolidate different manufacturing, financial, and other computer systems that provide infrastructure support to our business in order to reduce expenses in newly acquired businesses and provide management with a consolidated view of customer and market activities;

  •
  hire, train and manage additional qualified personnel;

  •
  expand our direct and indirect sales channels; and

  •
  effectively transition our relationships with our customers, suppliers and partners to operations under our TTM brand.

        We acquired Advanced Circuits in December 2002. As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions, assets or product lines that complement or expand our existing business. We currently have no commitments or agreements to acquire any business. Our existing credit facility restricts our ability to acquire the assets or business of other companies and will accordingly require us to obtain the consent of our lenders and could require us to pay significant fees, become subject to reduced liquidity, or become subject to additional or more restrictive covenants in order to consummate such acquisitions. Consequently, we may not be able to identify suitable acquisition candidates or finance and complete transactions that we choose to pursue.

        Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

  •
  the potential inability to identify the company best suited to our company's business plan;

  •
  the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economics of scale or other expected value;

  •
  diversion of management's attention from normal daily operations of the business;

  •
  difficulties in managing production and coordinating operations at new sites;

  •
  the potential inability to retain existing customers of acquired companies when we desire to do so;

  •
  insufficient revenues to offset increased expenses associated with acquisitions;

  •
  the potential need to restructure, modify or terminate customer relationships of the acquired company;

  •
  an increased concentration of business from existing or new customers; and

  •
  the potential loss of key employees of acquired operations.

        Acquisitions may cause us to:

  •
  issue common stock that would dilute our current shareholders' percentage ownership;

  •
  assume liabilities;

  •
  record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

  •
  incur amortization expenses related to certain intangible assets;

  •
  incur large and immediate write-offs; or

  •
  become subject to litigation and environmental issues.

        Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

        The market for our products is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We may not be able to raise additional funds in order to respond to technological changes as quickly as our competitors.

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

        The printed circuit board industry is intensely competitive, highly fragmented and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins and loss of market share. Our principal domestic competitors include: DDi, Endicott Interconnect Technologies, Merix, Sanmina-SCI and Tyco. In addition, new and emerging technologies may result in new competitors entering our market.

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

        A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, recent revenue shortfalls have decreased our gross margins, and future revenue shortfalls may further decrease our gross margins. In addition, we have experienced sales fluctuations due to patterns in the capital budgeting and purchasing cycles of our customers and the end markets we serve. In particular, the seasonality of the computer industry and quick turn ordering patterns impact the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

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

        In 2002, approximately 27% of our net sales were to electronic manufacturing services providers. Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers. The growth of electronic manufacturing services providers and their global sourcing capabilities increase the purchasing power of such providers and could result in increased price competition or the loss of existing original equipment manufacturer customers. In addition, in recent years, some electronic manufacturing services providers, including a few of our customers, have acquired the ability to directly manufacture printed circuit boards. If a significant number of our other electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business, results of operations and financial condition may be negatively impacted.

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

        As of December 31, 2002, our consolidated balance sheet reflected $77.0 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist of goodwill and other identifiable intangibles relating to our July 1999 acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, have a negative impact on earnings. In addition, we evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized.

We rely on suppliers for the timely delivery of raw materials used in manufacturing our printed circuit boards, and an increase in industry demand or the presence of a shortage for these raw materials may increase the price of these raw materials and reduce our gross margins. Their failure to comply with our supplier requirements, such as, most notably, our product standards, could adversely affect our ability to deliver our products successfully and on time.

        To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins may decrease as we have to pay more for our raw materials. If a raw material supplier fails to meet our supplier requirements, such as, most notably, our product quality standards, and consequently some of our products are unacceptable to us, this could adversely affect our net sales and operating profit. Suppliers may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our ability to deliver our products on a timely basis.

Our manufacturing process depends on the collective industry experience of our employees in our industry. If these employees were to leave us and take this knowledge with them, our manufacturing process may suffer and we may not be able to compete effectively.

        We have limited patent or trade secret protection for our manufacturing process, but instead rely on the collective experience of our employees in the manufacturing process to ensure we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of our employees involved in our manufacturing process were to leave our employment and we were not able to replace these people with new employees with comparable experience, our manufacturing process may suffer as we may be unable to keep up with innovations in the industry. As a result, we may not be able to continue to compete effectively.

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

        We manufacture products to our customers' specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

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

        At December 31, 2002, we had $10.0 million of term loan indebtedness. In addition, subject to the restrictions under our various debt agreements, we may incur additional revolving loan indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

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

        As of December 31, 2002, Circuit Holdings held approximately 39.4% of our outstanding stock. Thayer Capital Partners controls three entities that together own approximately 60.0% of Circuit Holdings and beneficially own approximately 46.0% of our shares. In addition, two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital does not currently own any interests in our direct competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other shareholders, particularly if Thayer Capital decided to sell its controlling interest in us. By virtue of its stock ownership and board representation, Thayer Capital Partners will continue to have a significant influence over all matters submitted to our board and our shareholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public shareholders.

        In addition, Thayer Capital Partners has historically worked closely with Brockway Moran & Partners, Inc. Brockway Moran & Partners Fund, L.P. owns the remaining 40% of Circuit Holdings. In addition, one of our directors is a representative of Brockway Moran & Partners. Although there is no legal agreement requiring Thayer Capital Partners and Brockway Moran & Partners to vote their shares together or for their representatives on our board to vote together, given their relationship in the past these two entities may continue to work together, in which case they would control our board and exercise voting control over approximately 48.0% of our shares that are beneficially owned by such entities.

The market price of our common stock has been depressed, and may decline further. We expect the trading price of our common stock to be highly volatile.

        The market price of our common stock has fluctuated significantly and generally declined, from $23.88 per share on October 22, 2000 to $1.20 per share on October 10, 2002. The market price of our common stock may decline further as a result of a number of factors. Factors that could cause fluctuations in the market price of our common stock include:

  •
  actual and anticipated variations in our operating results;

  •
  general economic and market conditions;

  •
  interest rates;

  •
  geo-political conditions throughout the world;

  •
  general conditions, including changes in demand in the printed circuit board industry and the end markets which it serves;

  •
  perceptions of the strengths and weaknesses of the printed circuit board industry and the end markets which it serves;

  •
  our ability to pay principal and interest on our debt when due;

  •
  developments in our relationships with our lenders, customers, and/or suppliers;

  •
  announcements of alliances, mergers or other relationships by or between our competitors and/or our suppliers and customers;

  •
  announcements of plant closings, layoffs, restructurings or bankruptcies by our competitors; and

  •
  developments related to regulations, including environmental and wastewater regulations.

        We expect this volatility to continue in the future. In addition, any shortfall or changes in our revenue, gross margins, earnings or other financial results could also cause the price of our common stock to fluctuate significantly. In recent years, and particularly in June and July 2002, the stock market in general has experienced extreme price and volume fluctuations that have affected the printed circuit board industry and that may be unrelated to the operating performance of the companies within these industries. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

        Our principal manufacturing facilities are as follows:

Location	Square Feet	Primary Use	Secondary Use
Santa Ana, CA	98,000	Prototype	Ramp-to-volume
Redmond, WA	102,200	Ramp-to-volume	Mid-Volume and prototype
Chippewa Falls, WI	235,000	High tech volume	Ramp-to-volume

        We own all of our manufacturing and administrative office facilities. Our owned facilities are subject to mortgages under our senior credit facility.

        While we own our facility in Burlington, Washington, we operate it under a land lease that expires in July 2025. In connection with a restructuring charge taken in the fourth quarter of 2002, we have closed our Burlington, Washington facility and have listed it for sale. We also lease a sales office in Hopkins, Minnesota. This sales office contains approximately 8,700 square feet and the lease expires in March 2004.

        We believe our facilities are currently adequate for our operating needs. We are qualified under various standards, including UL (Underwriters Laboratories) approval for electronics. In addition, all of our manufacturing and administrative office facilities are ISO 9002 certified. These certifications require that we meet standards related to management, production and quality control, among others.

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

	High	Low
2001:
First Quarter	$16.56	$4.06
Second Quarter	$11.07	$4.00
Third Quarter	$11.25	$5.13
Fourth Quarter	$13.72	$5.94
2002:
First Quarter	$11.06	$7.60
Second Quarter	$10.01	$4.90
Third Quarter	$5.43	$1.57
Fourth Quarter	$3.40	$1.20

        As of February 28, 2003, there were approximately 531 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq National Market on March 18, 2003 was $4.70 per share.

        We did not declare or pay any dividends for the year ended December 31, 2000, December 31, 2001 or December 31, 2002, and we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our senior credit facility prohibits the payment of dividends. We presently intend to retain any future earnings to finance future operations and expansion of our business, and to reduce indebtedness.

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

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$78,526	$106,447	$203,729	$128,989	$88,989
Cost of goods sold	65,332	82,200	127,137	92,235	79,489

Gross profit	13,194	24,247	76,592	36,754	9,500

Operating expenses:
Selling and marketing	2,434	3,920	10,156	7,272	6,447
General and administrative	2,188	2,584	8,305	5,435	4,486
Amortization of intangibles	—	2,230	4,810	4,808	1,202
Restructuring charges	—	—	—	—	3,859
Amortization of deferred retention bonus	77	1,849	5,470	—	—
Management fees	13	439	2,150	—	—

Total operating expenses	4,712	11,022	30,891	17,515	15,994

Operating income (loss)	8,482	13,225	45,701	19,239	(6,494)
Other income (expenses):
Interest expense	(848)	(10,432)	(12,176)	(2,644)	(1,084)
Amortization of debt issuance costs	(134)	(755)	(742)	(41)	(105)
Interest income and other, net	927	54	181	629	694

Income (loss) before income taxes and extraordinary items	8,427	2,092	32,964	17,183	(6,989)
Income tax (provision) benefit	—	(836)	1,900	(6,189)	2,278

Income (loss) before extraordinary items	8,427	1,256	34,864	10,994	(4,711)
Extraordinary items, net of taxes	—	(1,483)	(6,792)	—	6,296

Net income (loss)	$8,427	$(227)	$28,072	$10,994	$1,585

Earnings (loss) per common share, before extraordinary items:
Basic	$0.54	$0.06	$1.09	$0.29	$(0.12)

Diluted	$0.54	$0.06	$1.02	$0.28	$(0.12)

Earnings (loss) per common share:
Basic	$0.54	$(0.01)	$0.88	$0.29	$0.04

Diluted	$0.54	$(0.01)	$0.82	$0.28	$0.04

Weighted average common shares:
Basic	15,675	22,312	31,919	37,482	39,511
Diluted	15,675	22,669	34,166	38,899	39,511
Other Financial Data:
Depreciation of property, plant and equipment	$3,014	$3,635	$5,500	$8,294	$8,761
Non-cash restructuring charges	—	—	—	—	1,838
Non-cash interest expense imputed on debt	12	455	476	—	—

	As of December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$8,071	$13,995	$22,186	$29,099	$40,405
Total assets	56,453	168,327	202,133	193,076	197,506
Long-term obligations, including current maturities	72,772	140,164	43,312	32,625	12,453
Shareholders' equity (deficit)	(22,755)	16,537	137,742	150,079	167,426
	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Supplemental Data:
EBITDA(1)	$11,573	$20,939	$61,481	$32,341	$5,307
Cash flows from operating activities	7,517	(2,227)	43,692	38,245	10,011
Cash flows from investing activities	5,656	(99,907)	(24,079)	(13,176)	(8,517)
Cash flows from financing activities	(16,693)	103,253	(11,635)	(9,873)	(7,105)

(1)
EBITDA means earnings before interest expense (including amortization of debt issuance costs), interest income and other, income taxes, depreciation and amortization and non-cash restructuring charges. EBITDA is presented because we believe it is an indicator of our ability to incur and service debt and is used by our lenders in determining compliance with financial covenants. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. Our definition of EBITDA may differ from definitions used by other companies. The following is a reconciliation of net income (loss) to EBITDA for each period presented:

	1998	1999	2000	2001	2002
	(In thousands)

Net income (loss)	$8,427	$(227)	$28,072	$10,994	$1,585

Add back items:
Extraordinary item	—	1,483	6,792	—	(6,296)
Income taxes	—	836	(1,900)	6,189	(2,278)
Interest expense	848	10,432	12,176	2,644	1,084
Amortization of debt issuance costs	134	755	742	41	105
Interest income and other	(927)	(54)	(181)	(629)	(694)
Depreciation of property, plant and equipment	3,014	3,635	5,500	8,294	8,761
Amortization of intangibles	—	2,230	4,810	4,808	1,202
Amortization of deferred retention bonus	77	1,849	5,470	—	—
Non-cash restructuring charges	—	—	—	—	1,838

Total	3,146	21,166	33,409	21,347	3,722

EBITDA	$11,573	$20,939	$61,481	$32,341	$5,307

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and the other financial information included in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in" Item 1, Business—"Risk Factors That May Affect Future Results" and elsewhere in this report.

Overview

        We provide time-critical, technologically complex, multilayer printed circuit boards, which serve as the foundation of sophisticated electronic products. Products within the markets we serve—including communications infrastructure equipment, industrial and medical equipment, and computer servers—are characterized by high levels of complexity and short life cycles. Our customers include original equipment manufacturers, or OEMs, and contract manufacturers in the electronics industry, also known as electronic manufacturing services companies. Our time-to-market focused manufacturing services enable our customers to shorten the time required to develop new products and bring them to market.

        We support a strong and diversified customer base. We measure customers as those companies that place at least two orders in a 12-month period. As of December 31, 2002, we had approximately 565 customers, compared to approximately 600 customers as of December 31, 2001. Sales to our top 10 customers decreased from 46.1% of our net sales in 2001 to 41.8% of our net sales in 2002.

        The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	Full Year
End Markets(1)
	2000	2001	2002
Networking/Communication	34.3%	33.6%	30.6%
Industrial/Medical	18.8	27.3	25.9
Computer Peripherals	11.6	10.0	20.4
High-End Computing	26.9	20.4	14.8
Handheld/Cellular	4.6	3.8	3.0
Other	3.8	4.9	5.3

Total	100.0%	100.0%	100.0%

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

        We recognize revenues when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, and collectibility is reasonably assured—generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns. We provide our customers a limited right of return for defective printed circuit boards. We record an allowance for estimated sales returns at the time of sale based on our historical results.

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

        General and administrative costs primarily include the salaries for executive, finance, accounting, facilities and human resources personnel, as well as insurance expenses and expenses for accounting and legal assistance. We expect these expenses to continue to fluctuate as a percentage of net sales as we add personnel and incur additional costs related our acquisition of Advanced Circuits, the growth of our business and the requirements of operating as a public company.

        Amortization of intangibles consists of intangible assets, which we recorded as a result of the Power Circuits acquisition in July 1999. Effective January 1, 2002, we no longer record amortization on goodwill (see "Recently Issued Accounting Standards"). However, we continue to amortize our definite-lived intangible assets, which are primarily comprised of strategic customer relationships. Goodwill amortization was $3.6 million in both 2000 and 2001. See transition disclosures in Note 2 to the consolidated financial statements.

        Restructuring charges relate primarily to the costs of closing our Burlington, Washington plant. The charges include primarily the costs of laying off employees and non-cash impairment charges related to the Burlington building, property and equipment.

        Our interest expense relates to our senior credit facility and our other long-term obligations.

        Amortization of debt issuance costs consists of the amortization of loan origination fees and related expenses. Interest and other income consists primarily of interest received on our cash balances.

Critical Accounting Policies

        Accounting policies where significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; customer rebate obligation; and realizability of deferred tax assets. A detailed description of these estimates and our policies to account for them is included in the notes to our consolidated financial statements in this report. Our estimates are based on historical experience as well as relevant facts and circumstances known to us at each reporting date. Actual results may differ from these estimates.

        We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts. Our actual bad debts may differ from our estimates.

        In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. Our inventory requirements change based on our projected customer demand, which changes due to market conditions, technological and product life cycle changes and longer or shorter than expected usage periods. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements. Should these customers ultimately not purchase these inventories, our results of operations and financial condition would be adversely affected.

        We derive revenues primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognize revenues when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, and collectibility is reasonably assured—generally when products are shipped to the customer. We provide our customers a limited right of return for defective printed circuit boards. We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information. To the extent actual returns vary from our historical experience, revisions to the allowances may be required.

        We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are attributable to our quick-turn business which has recently generated the majority of our cash flows. During the fourth quarter of 2002, we performed an impairment assessment of our (i) goodwill in accordance with SFAS No. 142, which requires the use of a fair-value based analysis and (ii) long-lived tangible assets and definite-lived intangible assets in accordance with SFAS No. 144, which requires the use of an analysis of expected future undiscounted cash flows over the remaining life of the asset. As of December 31, 2002, we determined that no impairment existed, except with respect to certain assets held for sale in connection with the closure of our Burlington, Washington facility (see "Results of Operations"). If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

        Deferred tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2002, we have a net deferred income tax asset of $16.3 million. This amount is net of a valuation allowance of approximately $11.6 million which was recorded in connection with the acquisition of Advanced Circuits. Should our expectations of taxable income change in future periods, it may become necessary to record an additional valuation allowance, which would adversely affect our results of operations in the period such a determination is made. In addition, we record income tax expense or benefit at a rate that is based on expected results for the fiscal year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

        In connection with our acquisition of Advanced Circuits in December 2002, we became contractually responsible for the majority of a rebate obligation to a customer. The rebate is based on a percentage of net sales to this customer. We have made estimates regarding the amount and timing of future net sales to this customer and have applied a five percent discount rate to the estimated rebates to estimate the present value of our obligation. We have also estimated that portion of the total obligation which we believe is a current liability. Based on our future net sales experience with this customer and periodic reviews of our estimation methodology, we may change our estimate of this obligation and the portion that is a current liability.

RESULTS OF OPERATIONS

        The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	62.4	71.5	89.3

Gross profit	37.6	28.5	10.7

Operating expenses:
Selling and marketing	5.0	5.6	7.3
General and administrative	4.1	4.2	5.0
Amortization of intangibles	2.4	3.8	1.4
Restructuring charges	—	—	4.3
Amortization of deferred retention bonus	2.7	—	—
Management fees	1.0	—	—

Total operating expenses	15.2	13.6	18.0

Operating income (loss)	22.4	14.9	(7.3)

Other income (expense):
Interest expense	(6.0)	(2.0)	(1.2)
Amortization of debt issuance costs	(0.3)	—	(0.1)
Interest income and other, net	0.1	0.4	0.8

Income (loss) before income taxes and extraordinary item	16.2	13.3	(7.8)
Income tax benefit (provision)	0.9	(4.8)	2.5

Income (loss) before extraordinary item	17.1	8.5	(5.3)
Extraordinary item	(3.3)	—	7.1

Net income	13.8%	8.5%	1.8%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

        Net sales decreased $40.0 million, or 31.0%, from $129.0 million in 2001 to $89.0 million in 2002. This decrease resulted from a decline in the volume of printed circuit boards sold and from lower pricing levels. Net sales declined due to a significant downturn that began in 2001 in the electronics industry and in the end markets served by our customers. Approximately $1.4 million of 2002 revenue resulted from our acquisition of Advanced Circuits in late December 2002.

Cost of Goods Sold

        Cost of goods sold decreased $12.7 million, or 13.8%, from $92.2 million in 2001 to $79.5 million in 2002. The decrease in cost of goods sold resulted from lower labor, materials and variable overhead costs that were associated with a decline in the number of printed circuit board units sold. As a percentage of net sales, cost of goods sold increased from 71.5% in 2001 to 89.3% in 2002. Higher medical expense, higher depreciation expense and an increase in unabsorbed manufacturing overhead due to excess capacity resulted in a higher cost of goods sold percentage.

Gross Profit

        Gross profit decreased $27.3 million, or 74.2%, from $36.8 million in 2001 to $9.5 million in 2002. This decrease in gross profit resulted primarily from a lower volume of printed circuit boards sold and to a lesser extent from lower pricing levels. Our gross margin was 10.7% in 2002 compared to 28.5% in 2001. Gross margin decreased due to increased medical expense, increased depreciation expense and lower absorption of fixed manufacturing expenses.

Operating Expenses

        Sales and marketing expenses decreased $0.9 million from $7.3 million in 2001 to $6.4 million in 2002. The decrease resulted from lower commissions to sales representatives due to lower net sales in 2002. As a percentage of net sales, selling expenses increased from 5.6% in 2001 to 7.3% in 2002. The increase as a percentage of net sales was due to lower absorption of fixed sales and marketing expenses and higher average per-unit commissions related to a higher proportion of quick-turn sales in 2002.

        General and administrative expenses decreased $0.9 million from $5.4 million in 2001 to $4.5 million in 2002. This decrease resulted from lower labor expense partially offset by higher costs for directors and officers insurance and a higher bad debt provision. As a percentage of sales, general administrative expenses increased to 5.0% of sales in 2002 from 4.2% of sales in 2001 because the 31.0% decrease in sales was greater than the 17.5% decrease in the absolute level of expense.

        Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles decreased $3.6 million from $4.8 million in 2001 to $1.2 million in 2002. This decrease resulted from our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under the new rules, goodwill is not amortized, rather it is subject to impairment testing. The amortization expense recorded in 2002 was for definite-lived intangible assets.

        We consolidated manufacturing capabilities by closing our Burlington, Washington, facility in the fourth fiscal quarter 2002. As a result of this consolidation, we recorded restructuring charges of $3.9 million in 2002 of which $1.8 million is a non-cash impairment charge to write-down building, property and equipment held for sale to its estimated net realizable value and approximately $2.1 million relates to severance and other exit costs. We have laid off approximately 193 employees in connection with the restructuring.

Interest Expense

        Interest expense decreased $1.5 million from $2.6 million in 2001 to $1.1 million in 2002. This decrease resulted from a lower interest rate on our term loan as well as a lower balance due to repayment of principal. The expiration of an interest rate swap agreement on December 31, 2001, also contributed to the decline in interest expense through a reduction in our effective interest rate.

Amortization of Debt Issuance Costs

        Amortization of debt issuance costs increased $64,000 from $41,000 in 2001 to $105,000 in 2002. In December 2002, we prepaid approximately $14.5 million of our borrowings under our senior credit facility in connection with the closing of our acquisition of Advanced Circuits. As a result of our prepayment of indebtedness, we wrote off additional debt issuance costs.

Interest Income and Other, Net

        Interest income and other, net, increased $0.1 million from income of $0.6 million in 2001 to income of $0.7 million in 2002. This increase resulted from higher cash balances, partially offset by lower interest rates earned.

Income Taxes

        The provision for income taxes decreased from a provision of $6.2 million in 2001 to a benefit of $2.3 million in 2002. This income tax benefit resulted from a pretax net loss. Our effective income tax rate in 2002 was (32.6)%, and it was 36% in 2001. Our effective income tax rate is primarily impacted by certain non-deductible items.

Extraordinary Item

        In 2002, we recorded an extraordinary gain of $6.3 million as part of our acquisition of Advanced Circuits. The fair value of the net assets acquired exceeded the cost to purchase Advanced Circuits, resulting in negative goodwill. In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets except current assets and deferred income taxes. The remaining unallocated negative goodwill was recorded as an extraordinary gain. See Note 3 to our consolidated financial statements for the description of the extraordinary gain.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

        Net sales decreased $74.7 million, or 36.7%, from $203.7 million in 2000 to $129.0 million in 2001. This decrease resulted primarily from a decline in the volume of printed circuit boards sold. Net sales declined due to a significant downturn in the electronics industry and the end markets we serve.

Cost of Goods Sold

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

Gross Profit

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

Interest Expense

        Interest expense decreased $9.5 million from $12.2 million in 2000 to $2.6 million in 2001. This decrease resulted primarily from our repayment of indebtedness with the proceeds of our initial public offering and cash flow from operations. This repayment significantly reduced our debt and decreased our accompanying level of interest expense.

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

Extraordinary Items

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

        Net cash provided by operating activities was $10.0 million in 2002, compared to $38.2 million in 2001. The difference between our net income in 2002 of $1.6 million and our $10.0 million operating cash flow was primarily attributable to $10.1 million of depreciation and amortization expense, a $6.3 million extraordinary gain recorded in connection with the acquisition of Advanced Circuits, a decrease of $3.0 million of deferred income taxes, a $1.8 million non-cash restructuring charge for the impairment of building and equipment and a net increase in operating assets and liabilities, net of the effects of our acquisition of Advanced Circuits, of $0.2 million. The change in operating assets and liabilities, net of the effects of our acquisition of Advanced Circuits, was due to a decrease of $3.4 million in accounts receivable and a decrease of $1.8 million in inventories which were offset by an decrease of $3.2 million in accounts payable, an increase of $1.8 million in prepaid expenses and other, an increase of $0.2 million in income taxes receivable, and a decrease of $0.2 million of accrued salaries, wages and benefits and other accrued expenses. The acquisition of Advanced Circuits in late December 2002 did not significantly impact the net cash provided by operating activities for the year.

        Net cash used in investing activities was $8.5 million in 2002, compared to $13.2 million in 2001. The 2002 capital expenditures of $7.7 million included $3.8 million to purchase a building adjacent to our Redmond, Washington facility. We acquired Advanced Circuits for $0.9 million of which $0.5 million was a financial advisory fee and certain out-of-pocket expenses to T.C. Management, T.C. Management IV and Brockway Moran & Partners Management. These entities are owned by certain of our shareholders. Approximately $12.1 million of our 2001 capital expenditures were attributable to our quick-turn expansion in Santa Ana, California and technology advancements in our Redmond facility.

        Net cash used in financing activities was $7.1 million in 2002, compared to $9.9 million in 2001. In 2002, we raised $15.8 million from selling our common stock of which $15.3 million came from a secondary offering in February 2002; we repaid $22.6 million of our term loan; and we repurchased $0.2 million of our common stock. In 2001, we repaid $10.7 million of our term loan and received $0.8 million from employees who exercised common stock options.

        Under our existing senior credit facility, we previously borrowed $45.0 million under a term loan and had a $25.0 million revolving loan commitment. The term loan bears interest ranging from LIBOR plus 1% to 2% or the Alternate Base Rate (as defined in the agreement) plus 0% to 0.5% and is due in quarterly payments of various amounts through September 30, 2005. The revolving loan commitment bears interest at LIBOR plus 1% to 2% or the Alternate Base rate plus 0% to 0.5% and expires September 29, 2005. As of December 31, 2002, the term loan and the revolving loan had an interest rate of 3.15%. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility contains financial covenants customary for this type of financing, and as of December 31, 2002, we were in compliance with the covenants. As of December 31, 2002, the amount outstanding on our term loan was $10.0 million, and we had no amounts outstanding under the revolving loan commitment.

        In connection with the closing of the acquisition of Advanced Circuits, we obtained our lenders' consent as required by the credit facility. Under the terms of the consent, we agreed to temporarily limit our borrowings under the revolving loan commitment to $10.0 million until the credit facility can be amended to subject the revolving commitment to a borrowing base. At December 31, 2002, our available borrowing capacity under the credit facility was $10.0 million. We are presently negotiating the amendment to our credit facility with our lenders and expect to conclude the amendment in April 2003.

        The following table provides information on future payments under our credit facility and future minimum lease payments under non-cancelable operating leases as of December 31, 2002 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$10,000	$2,222	$7,778	$—	$—
Operating leases	574	118	105	48	303

Total contractual cash obligations	$10,574	$2,340	$7,883	$48	$303

        Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our credit facility will be adequate to meet the debt service requirements, capital expenditures and working capital needs of our current operations for the next 12 months. We may require additional financing if we decide to consummate additional acquisitions. See "Item 1, Business—Risk Factors That May Affect Future Results."

        In October 2002, our Board of Directors authorized a repurchase of our common stock up to the amount of $10 million. The repurchase of common stock is subject to market conditions and will be accomplished through periodic purchases at prevailing prices on the open market. Through December 31, 2002, we have repurchased 122,000 shares for a total cost of approximately $0.2 million.

Foreign Currency Exchange Risk

        All of our sales are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made.

Impact of Inflation

        We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we will be able to pass along component price increases to our customers.

Seasonality

        We have historically experienced lower sales in our second and third fiscal quarters due to patterns in the capital budgeting and purchasing cycles of our customers and the end markets they serve. In particular, this effect is caused by the seasonality of our high-end computing segment and customer quick turn ordering patterns. We expect to mitigate the impact of seasonality through diversification of our customer base.

Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other definite-lived intangible assets will continue to be amortized over their useful lives. We applied the new rules beginning in the first fiscal quarter 2002. As a result, quarterly goodwill amortization of $902 ceased effective January 1, 2002. Also upon adoption, we performed the required impairment tests of goodwill and determined no impairment existed.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishments can be a part of the risk management strategy of a company and hence, the classification of all early extinguishments of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. The Company will consider the reclassification of loss on the early extinguishment of debt for the 1999 and 2000 periods upon adopting the provisions which relate to Statement No. 4 beginning in 2003. There was no impact of adopting the other provisions of this statement.

        In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under Statement No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. We are currently reviewing the standard, which is effective for periods beginning after December 31, 2002, and do not expect it to have a significant impact on our results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue using the intrinsic method of accounting for employee stock-based compensation. Therefore, SFAS No. 148 will not have any effect on the Company's results of operations and financial position.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. Guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For certain guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations and financial position.

        In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Company is currently assessing this pronouncement to determine its impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risk.    Our senior credit facility bears interest at floating rates.

        The revolving loan bears interest ranging from 1% to 2% per annum plus the applicable LIBOR or from 0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. As of December 31, 2002, the term and revolving term loan had an interest rate of 3.15%. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes, and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 14, 2002, TTM Technologies, Inc. (the "Company") engaged the accounting firm of KPMG LLP as its new independent public accountants and dismissed Arthur Andersen LLP. The decision to change the Company's accounting firm was recommended and approved by the Company's Audit Committee of the Board of Directors and approved by the Company's Board of Directors on May 10, 2002. The Company filed a Form 8-K on May 17, 2002 to disclose the information required by this Item 9.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The information required by this Item relating to our directors and executive officers is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

        The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedule

  (1)
  Financial Statements are listed in the Index to Financial Statements on page F-1 of this Report.

  (2)
  Financial Statement Schedule:

        Schedule II Valuation and Qualifying Accounts and Reserves are set forth on page S-3 of this Report.

        Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

  (3)
  Exhibits

(b)  Reports on Form 8-K

        On December 27, 2002, the Company filed a Current Report on Form 8-K disclosing that it acquired all the outstanding common stock of Honeywell Advanced Circuits, Inc., an indirect subsidiary of Honeywell International, Inc.

(c)  Exhibits

Exhibit Number	Exhibits
2.1	Form of Plan of Reorganization(1).
2.2	Recapitalization and Stock Purchase Agreement dated as of December 15, 1998 by and among Circuit Holdings, LLC, the Registrant and Lewis O.Coley, III, the Colleen Beckdolt Trust No. 2 and the Ian Lewis Coley Trust No. 2.(1)
2.3	Stock Purchase Agreement between Honeywell Electronic Materials, Inc. and TTM Technologies, Inc. dated as of December 24, 2002(4)
3.1	Registrant's Amended Articles of Incorporation.(1)
3.2	Registrant's Amended Bylaws.(1)
4.1	Form of Registrant's common stock certificate.(1)
4.2	Registration Rights Agreement dated as of December 15, 1998 among the Registrant, Lewis O. Coley, III and Circuit Holdings, LLC.(1)
4.3	Registration Rights Agreement dated as of July 13, 1999 among the Registrant and certain Purchasers listed on Schedule I thereto.(1)
4.4	Registration Rights Agreement dated as of July 13, 1999 among the Registrant and certain Purchasers of Warrants listed on Schedule I thereto.(1)
4.5	Subscription Agreement dated as of July 13, 1999 among the Registrant and Purchasers of Company Common Stock listed on Schedule I thereto.(1)
10.1	Amended and Restated Credit Agreement dated as of September 29, 2000 among the Company, the Domestic Subsidiaries of the Company from time to time parties thereto, the Lender Parties thereto, First Union National Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, SunTrust Bank, as Documentation Agent, and First Union Capital Markets Corp., as Lead Arranger.(2)
10.2	First Amendment to Amended and Restated Credit Agreement dated as of October 13, 2000 among the Company, the Domestic Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent.(2)
10.3	Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 2001 among the Company, the Domestic Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent.(3)
10.4	Consent dated December 17, 2002 among the Company, the Domestic Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent
10.5	Amended, Restated and Consolidated Management and Consulting Agreement among the Registrant, T.C. Management L.L.C., T.C. Management IV, L.L.C. and Brockway Moran & Partners Management, L.P.(1)

10.6	Employment Agreement dated as of August 3, 2000 between the Registrant and Kenton K. Alder.(1)
10.7	Offer Letter dated as of February 25, 2000 between the Registrant and Stacey M. Peterson.(1)
10.8	Amended and Restated Management Stock Option Plan.(1)
10.9	Form of Management Stock Option Agreement.(1)
10.10	Form of 2000 Equity Compensation Plan.(1)
10.11	Form of Indemnification Agreement with directors, officers and key employees.(1)
10.12	Lease Agreement dated as of July 19, 1995 between the Port of Skagit County and the Registrant.(1)
10.13	Statutory Warranty Deeds for Redmond Facility.(1)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP.
23.2	Consent of Arthur Andersen LLP.
99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)
Incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333-75796) declared effective February 22, 2002.

(4)
Incorporated by reference to the Registrant's Form 8-K as filed with the Securities and Exchange Commission (the "Commission") on December 27, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.
Date: March 28, 2003	By:	/s/ KENTON K. ALDER Kenton K. Alder President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENTON K. ALDER Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	March 28, 2003
/s/ STACEY M. PETERSON Stacey M. Peterson	Chief Financial Officer, Secretary, (Principal Financial and Accounting Officer)	March 28, 2003
/s/ JEFFREY W. GOETTMAN Jeffrey W. Goettman	Chairman of the Board	March 28, 2003
/s/ MICHAEL E. MORAN Michael E. Moran	Director	March 28, 2003
/s/ DOUGLAS P. MCCORMICK Douglas P. McCormick	Director	March 28, 2003
/s/ JAMES K. BASS James K. Bass	Director	March 28, 2003
/s/ RICHARD P. BECK Richard P. Beck	Director	March 28, 2003
/s/ JOHN G. MAYER John G. Mayer	Director	March 28, 2003

CERTIFICATION

I, Kenton K. Alder, certify that:

1.
I have reviewed this annual report on Form 10-K of TTM Technologies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ KENTON K. ALDER Kenton K. Alder President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Stacey M. Peterson, certify that:

1.
I have reviewed this annual report on Form 10-K of TTM Technologies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ STACEY M. PETERSON Stacey M. Peterson Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)

TTM TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Schedule

Independent Auditors' Report

The Board of Directors and Shareholders of
TTM Technologies, Inc.:

        We have audited the accompanying consolidated balance sheet of TTM Technologies, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision described in Note 2 to the consolidated financial statements, in their report dated January 24, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTM Technologies, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the 2001 and 2000 consolidated financial statements of TTM Technologies, Inc. and subsidiaries were audited by other auditors who have ceased operations. As discussed in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the transitional disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of TTM Technologies, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Salt Lake City, Utah
January 25, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP since Arthur Andersen LLP has ceased operations. The 2001 and 2000 consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.

Report of Independent Public Accountants

To TTM Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTM Technologies, Inc. and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
January 24, 2002

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

As of December 31, 2001 and 2002

(In thousands)

	2001	2002
Assets
Current assets:
Cash and cash equivalents	$24,490	$18,879
Accounts receivable, net of allowances of $2,812 and $4,008, respectively	11,208	17,913
Inventories, net	3,126	10,485
Prepaid expenses and other	265	3,083
Assets held for sale	—	2,797
Income taxes receivable	4,788	5,230
Deferred income taxes	94	1,867

Total current assets	43,971	60,254

Property, plant and equipment, at cost:
Land	3,415	4,932
Machinery and equipment	58,923	53,075
Buildings and improvements	15,213	13,881
Furniture and fixtures	489	390
Automobiles	141	124
Construction-in-process	2,618	546

	80,799	72,948
Less accumulated depreciation	(29,893)	(27,379)

Property, plant and equipment, net	50,906	45,569

Other assets:
Debt issuance costs, net of accumulated amortization of $52 and $157, respectively	154	49
Deferred income taxes	19,219	14,442
Goodwill, net	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $2,962 and $4,164, respectively	15,067	13,865
Deposits and other	606	174

Total other assets	98,199	91,683

	$193,076	$197,506

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$4,500	$2,222
Accounts payable	5,861	12,540
Accrued salaries, wages and benefits	4,121	3,773
Other accrued expenses	390	1,314

Total current liabilities	14,872	19,849

Other long-term liabilities	—	2,453
Long-term debt, less current maturities	28,125	7,778

Total long-term liabilities	28,125	10,231

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized, 37,642 and 39,724 shares issued and outstanding, respectively	134,228	149,936
Retained earnings	16,079	17,664
Deferred stock-based compensation	(228)	(174)

Total shareholders' equity	150,079	167,426

	$193,076	$197,506

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2000, 2001 and 2002

(In thousands, except per share data)

	2000	2001	2002
Net sales	$203,729	$128,989	$88,989
Cost of goods sold	127,137	92,235	79,489

Gross profit	76,592	36,754	9,500

Operating expenses:
Selling and marketing	10,156	7,272	6,447
General and administrative	8,305	5,435	4,486
Amortization of intangibles	4,810	4,808	1,202
Restructuring charges	—	—	3,859
Amortization of deferred retention bonus	5,470	—	—
Management fees	2,150	—	—

Total operating expenses	30,891	17,515	15,994

Operating income (loss)	45,701	19,239	(6,494)

Other income (expense):
Interest expense	(12,176)	(2,644)	(1,084)
Amortization of debt issuance costs	(742)	(41)	(105)
Interest income and other, net	181	629	694

Total other expense, net	(12,737)	(2,056)	(495)

Income (loss) before income taxes and extraordinary item	32,964	17,183	(6,989)
Income tax (provision) benefit	1,900	(6,189)	2,278

Income (loss) before extraordinary item	34,864	10,994	(4,711)
Extraordinary gain (loss), net of income tax	(6,792)	—	6,296

Net income	$28,072	$10,994	$1,585

Basic earnings per share:
Income (loss) before extraordinary item	$1.09	$0.29	$(0.12)
Extraordinary item	(0.21)	—	0.16

Net income	$0.88	$0.29	$0.04

Diluted earnings per share:
Income (loss) before extraordinary item	$1.02	$0.28	$(0.12)
Extraordinary item	(0.20)	—	0.16

Net income	$0.82	$0.28	$0.04

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2000, 2001 and 2002

(In thousands)

	Common Stock
			Retained Earnings (Deficit)	Deferred Stock- Based Compensation	Common Stock Warrants
	Shares	Amount				Total
Balance, December 31, 1999	29,925	$37,505	$(22,987)	$—	$2,019	$16,537
Deferred stock-based compensation	—	322	—	(322)	—	—
Amortization of deferred stock-based compensation	—	—	—	42	—	42
Exercise of common stock options	117	308	—	—	—	308
Shares sold in initial public offering, net of offering costs	6,469	91,650	—	—	—	91,650
Shares issued to employees for services	71	1,133	—	—	—	1,133
Exercise of common stock warrants	767	2,019	—	—	(2,019)	—
Net income	—	—	28,072	—	—	28,072

Balance, December 31, 2000	37,349	132,937	5,085	(280)	—	137,742
Amortization of deferred stock-based compensation	—	—	—	52	—	52
Exercise of common stock options	293	814	—	—	—	814
Income tax benefit from options exercised	—	477	—	—	—	477
Net income	—	—	10,994	—	—	10,994

Balance, December 31, 2001	37,642	134,228	16,079	(228)	—	150,079
Amortization of deferred stock-based compensation	—	—	—	54	—	54
Shares sold in secondary public offering, net of offering costs	2,025	15,283	—	—	—	15,283
Shares repurchased in stock buyback program	(122)	(234)	—	—	—	(234)
Exercise of common stock options	179	471	—	—	—	471
Income tax benefit from options exercised	—	188	—	—	—	188
Net income	—	—	1,585	—	—	1,585

Balance, December 31, 2002	39,724	$149,936	$17,664	$(174)	$—	$167,426

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2000, 2001 and 2002

(In thousands)

	2000	2001	2002
Cash flows from operating activities:
Net income	$28,072	$10,994	$1,585
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	—	—	(6,296)
Depreciation and amortization on property, plant and equipment	5,500	8,294	8,761
Net loss on sale of property, plant and equipment	175	158	30
Amortization of goodwill and other intangible assets	4,810	4,808	1,202
Amortization of deferred stock-based compensation	42	52	54
Amortization and write-off of deferred retention bonus	5,470	—	—
Amortization and write-off of debt issuance costs	4,396	41	105
Non-cash interest imputed on long-term subordinated liabilities	476	—	—
Loss on early retirement of subordinated liabilities	6,266	—	—
Non-cash compensation expense related to issuance of common stock to employees	1,133	—	—
Non-cash restructuring charge for impairment of building and equipment	—	—	1,838
Deferred income taxes	(8,828)	2,513	3,004
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(12,667)	22,482	3,422
Inventories, net	(901)	3,767	1,796
Prepaid expenses and other	(99)	154	(1,817)
Income taxes receivable	533	(4,311)	(254)
Debt issuance costs	(212)	—	—
Accounts payable	3,483	(4,123)	(3,171)
Income taxes payable	3,256	(3,256)	—
Accrued salaries, wages and benefits and other accrued expenses	2,787	(3,328)	(248)

Net cash provided by operating activities	43,692	38,245	10,011

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(24,099)	(13,281)	(7,674)
Acquisition of Advanced Circuits	—	—	(860)
Proceeds from sale of property, plant and equipment	20	105	17

Net cash used in investing activities	(24,079)	(13,176)	(8,517)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	59,000	—	—
Principal payments on long-term debt	(151,793)	(10,687)	(22,625)
Sale of common stock for cash, net of offering costs	91,650	—	15,283
Proceeds from exercise of common stock options	308	814	471
Shares repurchased in stock buyback plan	—	—	(234)
Payments on deferred retention bonus payable	(10,800)	—	—

Net cash used in financing activities	(11,635)	(9,873)	(7,105)

Net increase (decrease) in cash and cash equivalents	7,978	15,196	(5,611)
Cash and cash equivalents at beginning of year	1,316	9,294	24,490

Cash and cash equivalents at end of year	$9,294	$24,490	$18,879

Supplemental cash flow information:
Cash paid for interest	$10,905	$2,663	$1,060
Cash paid (refunded) for income taxes	525	11,103	(5,104)

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

        TTM Technologies, Inc. (the "Company"), formerly Pacific Circuits, Inc., was incorporated under the laws of the State of Washington on March 20, 1978. In July 1999, Power Circuits, Inc. was acquired and on December 26, 2002, Honeywell Advanced Circuits, Inc. ("Advanced Circuits") was acquired, and both became wholly-owned subsidiaries of TTM Technologies, Inc. TTM Technologies, Inc. and its wholly-owned subsidiaries are collectively referred to as "the Company." The Company is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment. The Company sells to a variety of customers located both within and outside of the United States of America.

(2) Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the accounts of TTM Technologies, Inc. and its wholly-owned subsidiaries, Power Circuits, Inc and TTM Advanced Circuits, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

        The Company derives its revenue primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognizes revenues when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, and collectibility is reasonably assured—generally when products are shipped to the customer. The Company provides its customers a limited right of return for defective printed circuit boards. The Company accrues an estimated amount for sales returns and allowances at the time of sale based on historical information. For the years ended December 31, 2000, 2001 and 2002, the provision for sales returns was less than 2% of gross sales.

        Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Cash and Cash Equivalents

        The Company considers highly liquid investments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing bank accounts and short-term debt securities. As of December 31, 2001 and 2002, the Company had $17,038 and $16,258, respectively, in short-term interest-bearing securities.

Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories as of December 31, 2001 and 2002 consist of the following:

	2001	2002
Raw materials	$1,839	$2,956
Work-in-process	1,107	6,228
Finished goods	180	1,301

	$3,126	$10,485

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

Debt Issuance Costs

        Debt issuance costs are amortized to expense over the period of the underlying indebtedness using the effective interest rate method, adjusted to give effect to any early repayments. During 2000, the Company repaid certain indebtedness in connection with a refinancing. Accordingly, unamortized deferred debt issuance costs were written off in 2000 and classified as part of the extraordinary loss on early extinguishment of debts (see Note 4). During 2002, the Company repaid indebtedness in connection with the acquisition of Advanced Circuits and wrote off $63 of unamortized debt issuance costs.

Goodwill and Other Intangible Assets

        Goodwill and other intangibles resulted from the Company's acquisition of Power Circuits in July 1999. Other intangibles consist of strategic customer relationships and are being amortized using the straight-line method over 15 years which results in amortization expense of approximately $1,202 each year. Prior to fiscal 2002, goodwill was amortized over 20 years.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill. Instead, goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. Upon adoption of SFAS No. 142, the Company performed an impairment test and determined that no impairment existed. In addition, during the fourth quarter of 2002 given the continued decline in the operating profitability of the business, the Company performed an impairment test and concluded that no impairment existed. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

        As required by SFAS No. 142, the following transitional disclosures are provided to demonstrate the result of operations as if the provisions of SFAS No. 142 would have been in effect at beginning of fiscal 2000:

	2000	2001	2002
Reported income (loss) before income taxes and extraordinary item	$32,964	$17,183	$(6,989)
Add back: goodwill amortization	3,606	3,606	—

Adjusted income (loss) before income taxes and extraordinary item	36,570	20,789	(6,989)
Adjusted income tax (provision) benefit	602	(7,487)	2,278

Adjusted income (loss) before extraordinary item	37,172	13,302	(4,711)
Extraordinary item	(6,792)	—	6,296

Adjusted net income	$30,380	$13,302	$1,585

Basic Earnings Per Share:
Reported income (loss) before extraordinary item	$1.09	$0.29	$(0.12)
Goodwill amortization, net of income tax	0.07	0.06	—

Adjusted income (loss) before extraordinary item	1.16	0.35	(0.12)
Extraordinary item	(0.21)	—	0.16

Adjusted net income	$0.95	$0.35	$0.04

Diluted Earnings Per Share:
Reported income (loss) before extraordinary item	$1.02	$0.28	$(0.12)
Goodwill amortization, net of income tax	0.07	0.06	—

Adjusted income (loss) before extraordinary item	1.09	0.34	(0.12)
Extraordinary item	(0.20)	—	0.16

Adjusted net income	$0.89	$0.34	$0.04

Impairment of Long-lived Assets

        Long-lived tangible assets and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset or asset groups may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment is based upon the difference between the asset's carrying value and fair value.

Imputed Interest Expense

        Interest was imputed on long-term debt obligations where it had been determined that the contractual interest rates were below the market rate for debt with similar risk characteristics. In addition, a discount from the face amount of notes, resulting from allocating proceeds between debt and equity instruments issued, was recorded as interest expense over the term of the debt. All debt obligations for which interest was imputed were paid off in September 2000 (see Note 5). For the year ended December 31, 2000, non-cash interest expense for these obligations was as follows:

Deferred retention bonus	$244
Senior subordinated notes	150
Subordinated notes	82

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

        The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the years ended December 31, 2000, 2001 and 2002:

	2000			2001			2002
	Net Income	Shares	Per share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$28,072	31,919	$0.88	$10,994	37,482	$0.29	$1,585	39,511	$0.04
Effect of options and warrants	—	2,247		—	1,417		—	—

Diluted EPS	$28,072	34,166	$0.82	$10,994	38,899	$0.28	$1,585	39,511	$0.04

        Stock options to purchase 451 and 2,881 shares of common stock at December 31, 2001 and 2002, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.

Concentration of Credit Risk

        In the normal course of business, the Company extends credit to its customers, which are concentrated in the computer and electronics instrumentation industries, and some of which are located outside the United States. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company makes judgments as to its ability to collect outstanding trade receivables when collection becomes doubtful. Provisions are made based upon a specific review of significant outstanding invoices, historical collection experience and current economic trends.

        As of December 31, 2001, five customers in the aggregate accounted for 30% of total accounts receivable. As of December 31, 2002 three customers in the aggregate account for 24% of total accounts receivable. For the year ended December 31, 2000, two customers accounted for 14% and 13% of net sales. For the year ended December 31, 2001, one customer accounted for 11% of net sales. For the year ended December 31, 2002 one customer accounted for 8% of the Company's net sales and the ten largest customers accounted for 42% of the Company's net sales. If any one or group of these customers were lost or their receivable balances should be deemed to be uncollectible, it would have a material adverse effect on the Company's financial condition and results of operations.

Stock-Based Compensation

        The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by SFAS No. 123. Had compensation cost been determined in accordance with

SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2000, 2001 and 2002, would have been changed to the following pro forma amounts:

	2000	2001	2002
Net income (loss):
As reported	$28,072	$10,994	$1,585
Compensation expense, net of income tax	(179)	(1,679)	(2,053)

Pro forma	27,893	9,315	(468)

Basic earnings per share:
As reported	$0.88	$0.29	$0.04
Pro forma	0.87	0.25	(0.01)
Diluted earnings per share:
As reported	0.82	0.28	0.04
Pro forma	0.82	0.24	(0.01)

        For pro forma disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants during 2000, 2001 and 2002: zero dividend yield for all years; 163% expected volatility for 2000, 138% expected volatility for 2001 and 119% expected volatility for 2002; risk-free interest rate of 5.4% for 2000, 4.7% for 2001 and 3.9% for 2002; and expected life of 6.3 years for 2000, 5.0 years for 2001 and 5.0 years for 2002. For purposes of the pro forma disclosure, the estimated fair value of the stock options is amortized over the vesting term of the respective stock options.

Recent Accounting Pronouncements

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishments can be a part of the risk management strategy of a company and hence, the classification of all early extinguishments of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. The Company will consider the reclassification of loss on the early extinguishment of debt for the 1999 and 2000 periods upon adopting the provisions which relate to Statement No. 4 beginning in 2003. There was no impact of adopting the other provisions of this statement.

        In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under Statement No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. We are currently reviewing the standard, which is effective for periods beginning after December 31, 2002, and do not expect it to have a significant impact on our results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The company has elected to continue using the intrinsic method of accounting for employee stock-based compensation. Therefore, SFAS No. 148 will not have any effect on the Company's results of operations and financial position.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. Guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For certain guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations and financial position.

        In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Company is currently assessing this pronouncement to determine its impact on the Company.

Fair Value of Financial Instruments

        The carrying amounts of assets and liabilities as reported on the balance sheets at December 31, 2001 and 2002, which qualify as financial instruments, approximate fair value.

(3) Acquisition of Advanced Circuits

        On December 26, 2002, the Company acquired the stock of Advanced Circuits from Honeywell International, Inc. ("Honeywell"). The purchase price was one dollar. The total cost of the acquisition, including transaction fees and expenses, was approximately $860. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of Advanced Circuits are included in the accompanying consolidated financial statements from the date of acquisition. The total extraordinary gain recorded in connection with this acquisition was approximately $6,296. The fair value of the net assets acquired exceeded the cost to purchase Advanced Circuits, resulting in negative goodwill. In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets except current assets and deferred income taxes. The remaining unallocated negative goodwill was recorded as an extraordinary gain.

        The following sets forth the preliminary allocation, after reducing the applicable assets to zero for the effect of negative goodwill, as of December 26, 2002:

Accounts receivable, net	$10,126
Inventories, net	9,156
Other current assets	1,001
Property, plant and equipment	—
Deferred income tax assets, net	—
Intangible assets	—
Accounts payable	(9,850)
Accrued expenses	(1,122)
Customer rebate obligation	(3,015)

Extraordinary gain	$6,296

        In connection with the acquisition, the Company was entitled to a reimbursement from Honeywell if Advanced Circuit's working capital, as defined in the agreement, was less than $13.9 million. At the closing date, the working capital was less than $13.9 million, and the Company has made a claim against Honeywell which is reflected as part of other current assets in the preceding table. Additionally, between December 26 and December 31, 2002, Honeywell collected approximately $689 of the accounts receivable purchased by the Company. Honeywell remitted these collections to the Company subsequent to December 31, 2002. Both the claim against Honeywell and Honeywell's collections of accounts receivable purchased by the Company are reflected as prepaid expenses and other in the accompanying December 31, 2002 consolidated balance sheet.

        Also in connection with the acquisition, the Company became contractually responsible for a rebate obligation to one of Advanced Circuit's customers. Honeywell is responsible to reimburse the Company quarterly for a portion of the rebate obligation when invoiced by the Company. The rebate is based on a percent of net sales to this customer. The Company estimated the amount and timing of future net sales to this customer and applied a five percent discount rate to reflect the net present value of the estimated rebates over the period of time in which the rebates are expected to be paid. The long-term and current portions of the rebate are carried as other long-term liabilities and other accrued expenses, respectively in the accompanying consolidated balance sheet. Based on the future net sales experience with this customer and periodic reviews of the estimation methodology, the Company may revise its estimate of this obligation.

        The Company is in the process of determining the tax basis of the assets acquired and liabilities assumed and believes that such tax information and analysis will be completed by the end of 2003. Although the Company expects that acquired net deferred income tax assets will exist, given the uncertainty of the ultimate realization of these assets, it also expects to record a valuation allowance for the acquired net deferred income tax assets. Subsequent recognized tax benefits relating to valuation allowance for any acquired deferred tax assets of Advanced Circuits will be allocated as follows: 1) for any tax benefits recognized in 2003, to increase the extraordinary gain related to negative goodwill and 2) reported as a reduction of income tax expense for any tax benefits recognized subsequent to 2003.

        In connection with the acquisition, the Company entered into a transition services agreement with Honeywell, whereby Honeywell will continue to provide some of the infrastructure services such as various information systems assistance, payroll processing and employee benefits programs that had been previously provided to Advanced Circuits for approximately 90 days. The Company has agreed to pay approximately $43 per month for services under the transition services agreement.

        The unaudited pro forma information below presents the results of operations for the years ended December 31, 2001 and 2002 as if the Advanced Circuits acquisition occurred at the beginning of 2001, after giving effect to certain adjustments (to remove expenses related to assets not acquired and liabilities not assumed and interest expense and amortization of deferred financing costs related to the incremental pay down of debt and the related income tax effects.) The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2001 or of the results which may occur in the future.

	2001	2002
Net sales	$361,169	$220,567
Loss before extraordinary item	(22,377)	(59,909)
Basic and diluted loss per share before extraordinary item	$(0.60)	$(1.51)

(4) Restructuring Charges

        During the second quarter of 2002, the Company reduced its labor force at its Burlington, Washington facility. During the fourth quarter of 2002, the Company consolidated manufacturing capabilities by closing its Burlington, Washington facility to better manage and control its business. As a result, the Company recorded $3,859 in total restructuring charges in 2002, of which $529 remained accrued as of December 31, 2002 in other accrued expenses. These charges included the impairment of the building, property and equipment of $1,838, employee termination and severance of $1,459 and other exit costs of $562 associated with the facility closure. The Company terminated a total of 193 employees which were primarily involved in the manufacturing process. During 2002, the Company designated building and equipment with a remaining net book value of $2,797 as assets held for sale. These assets have been stated at their estimated fair value less selling costs and an active plan to sell these assets was in place as of December 31, 2002.

	Severance	Other Exit Charges	Impairment Charge	Total
2002 Charge	$1,459	$562	$1,838	$3,859
Utilization	1,134	358	1,838	3,330

Accrued at December 31, 2002	$325	$204	$—	$529

        Due to the inherent uncertainty of the estimates involved, the value of the assets held for sale could change in the near term which could result in an additional impairment charge.

(5) Long-Term Debt and Other Obligations

        In September 2000, the Company entered into an amended and restated agreement to refinance all remaining amounts outstanding under its 1999 credit facility. Under the amended and restated senior credit facility ("Credit Facility"), the Company borrowed $45,000 under a term loan and entered into a $25,000 revolving loan commitment.

        The term loan is payable in varying quarterly installments with the final maturity in September 30, 2005. On December 30, 2002, a prepayment was made on the term loan of $14,469 in connection with the closing of the acquisition of Advanced Circuits. As of December 31, 2001 and 2002, the Company had $32,625 and $10,000, respectively, outstanding on the term loan. As of December 31, 2001and 2002, the Company did not have any balance outstanding on the revolving loan. The revolving loan commitment expires on September 29, 2005. Interest on the revolving loan and the term loan ranges from LIBOR plus 1% to LIBOR plus 2%, or the Alternate Base Rate to the Alternate Base Rate plus 0.5%. The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon the Company's leverage ratios as defined in the agreement. At December 31, 2002, the term loan and the revolving loan had an interest rate of 3.15%. The Company pays a quarterly commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The term loan and the revolving loan are secured by substantially all of the assets of the Company. In connection with the Credit Facility, the Company incurred debt issuance costs of approximately $206, which were capitalized and are amortized to expense over the period of the underlying indebtedness.

        The Credit Facility, as amended, contains certain financial and other covenants. These covenants include capital expenditure limits, leverage and fixed charge coverage ratios, consolidated EBITDA and various other covenants. At December 31, 2002, the Company was in compliance with these covenants. In connection with the closing of the acquisition of Advanced Circuits, the Company obtained its lenders' consent as required by its Credit Facility. Under the terms of the consent, the Company agreed to limit its borrowings under the revolving loan commitment to $10,000 until the Credit Facility can be amended to subject the revolving loan commitment to a borrowing base. At December 31, 2002, the Company's available borrowing capacity under the Credit Facility was $10,000. The Company expects to conclude the amendment to the Credit Facility with its lenders in April 2003.

        The aggregate amount of principal maturities of long-term debt at December 31, 2002 are as follows:

Year Ending December 31,
2003	$2,222
2004	4,444
2005	3,334

$10,000

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

        On December 15, 1998, the Company entered into a retention bonus plan agreement, under which the Company agreed to pay a total of $12,000 to certain key employees no later than December 31, 2006. Under this agreement, the Company was required to make annual payments, similar to interest, which accrued at the rate of 10% per annum on the total unpaid balance. Management believed that the 10% rate was a below market rate given the related-party nature of this obligation and the rate that would be appropriate for debt with similar risk characteristics; accordingly, interest was imputed at 20% resulting in an additional 10% interest over the stated rate on the $12,000 obligation. In September 2000, the deferred retention bonus obligation was settled by paying $10,800. The difference between the carrying amount and the amount paid was recorded as an extraordinary loss on early extinguishment of debts.

        For the year ended December 31, 2000, the extraordinary loss, as a result of the extinguishment of debts before the contractual due date, related to the following items:

2000
Senior subordinated and subordinated notes	$3,395
Deferred retention bonus obligation	2,871
Write off of debt issuance costs related to the 1999 credit facility paid off in 2000	3,664

Total	9,930
Income tax benefit	(3,138)

$6,792

(6) Common Stock Transactions

Initial Public Offering

        The Company completed its initial public offering ("IPO") in September 2000 and sold a total of 8,625 shares, including the overallotment option of 1,125 shares, of common stock (6,469 shares sold by the Company and 2,156 shares sold by the selling shareholders) at a public offering price of $16 per share. The Company received net proceeds of approximately $91,650, after the underwriting discounts and commissions of $1.12 per share and other IPO related expenses of approximately $4,600, which includes a $2,000 financial advisory fee paid to T.C. Management Partners, L.L.C. ("T.C. Management"), T.C. Management Partners IV, L.L.C. ("T.C. Management IV"), and Brockway Moran & Partners Management, L.P. ("Brockway Moran & Partners Management"), entities owned by certain of the Company's shareholders.

Stock Split

        In connection with the IPO, the Company effected a 380 for 1 stock split and a change in the authorized common stock to 100,000 shares. This stock split has been retroactively reflected in the accompanying consolidated financial statements for the applicable period presented.

Stock Issued for Services

        In connection with the IPO, the Company granted 71 shares of common stock to employees having an aggregate fair market value of approximately $1,133. The value of these shares was recorded as non-cash compensation expense at the time the shares were issued.

Secondary Offering

        The Company completed a secondary offering in February 2002 and sold a total of 7,245 shares, including the overallotment option of 945 shares, of common stock (2,025 sold by the Company and 5,220 shares sold by the selling shareholders) at a price of $8.50 per share. The Company received net proceeds of approximately $15,283, after the underwriting discounts of $0.446 per share and other secondary offering expenses of approximately $1,027, which includes a $258 financial advisory fee paid to T.C. Management Partners and Brockway Moran & Partners Management.

Stock Repurchase Plan

        In October of 2002, our Board of Directors authorized a repurchase of the Company's common stock up to $10,000. During the year ended December 31, 2002, the Company repurchased and retired 122 shares for a total cost of approximately $200.

(7) Income Taxes

        The components of the benefit (provision) for income taxes for the years ended December 31, 2000, 2001 and 2002 are as follows (excluding a $3,138 benefit allocated to the extraordinary items during the year ended 2000, no tax effect for the 2002 extraordinary item):

	2000	2001	2002
Current provision:
Federal	$(7,675)	$(3,674)	$5,284
State	(2)	(2)	(2)

Total current	(7,677)	(3,676)	5,282

Deferred benefit (provision):
Federal	(4,987)	(2,457)	(2,937)
State	(234)	(56)	(67)
Change in valuation allowance, excluding effect of acquisition	14,798	—	—

Total deferred	9,577	(2,513)	(3,004)

Total benefit (provision)	$1,900	$(6,189)	$2,278

        The following is a reconciliation between the statutory federal income tax rate and the Company's effective income tax rates for the years ended December 31, 2000, 2001 and 2002 which are derived by dividing the (benefit) provision for income taxes by income (loss) before income taxes and extraordinary item:

	2000	2001	2002
Statutory federal income tax rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefit and state tax credits	0.8	—	—
Change in valuation allowance, excluding effect of acquisition	(44.8)	—	—
Other	4.2	2.0	1.4

Total (benefit) provision for income taxes	(5.8)%	36.0%	(32.6)%

        The components of the net deferred tax assets as of December 31, 2001 and 2002 are as follows:

	2001	2002
Deferred tax assets:
Tax goodwill related to recapitalization	$22,064	$20,203
Property, plant and equipment basis differences	—	7,357
Reserves and accruals	94	3,196

	22,158	30,756
Less valuation allowance	—	(11,578)

	22,158	19,178

Deferred tax liabilities:
Goodwill and intangible asset amortization from Power Circuits, Inc. acquisition	(1,140)	(2,869)
Property, plant and equipment basis differences	(1,705)	—

	(2,845)	(2,869)

Net deferred income tax assets	$19,313	$16,309

Current portion	$94	$1,867
Long-term portion	19,219	14,442

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

        The Company has made preliminary estimates of deferred taxes for the basis differences of the assets acquired and liabilities assumed in connection with its acquisition of Advanced Circuits (See Note 3). The Company believes that tax basis information and analysis will be finalized by the end of 2003. Adjustments to net deferred tax assets will be treated as purchase accounting adjustments in 2003.

        A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized.

        Prior to the IPO in 2000, the Company had previously determined that a valuation allowance for a portion of the net deferred tax asset was required based upon management's estimate of the Company's ability to generate future taxable income over a period, sufficient to realize deferred tax assets. As a result of completing the IPO and increased profitability, the Company reevaluated the realizability of its deferred tax asset and eliminated the previously recorded valuation allowance of $14,798 during the year ended December 31, 2000.

        In 2002, in connection with the acquisition of Advance Circuits, the Company determined that a valuation allowance was necessary for the acquired deferred tax assets recorded in purchase accounting. It is possible that the Company's estimates could change in the near term and it may become necessary to record an additional valuation allowance in future periods, which would adversely affect the Company's results of operations.

(8) Commitments and Contingencies

Operating Leases

        The Company leased facilities and manufacturing equipment under noncancellable operating leases with terms expiring through 2018. The facilities were leased from related parties. The facilities were purchased in December 2000, which canceled the lease (see Note 10). The manufacturing equipment leases were bought out in December 2000 for $3,300. The Company leases land, a sales office and equipment under noncancellable operating leases. The land leased by the Company relates to the building in Burlington, Washington that has been classified as held for sale. As of December 31, 2002, future minimum lease payments totaled $574 and were due as follows: 2003—$118; 2004—$61; 2005—$44; 2006—$31; 2007—$17; and thereafter $303.

        Total rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately $1,720, $106 and $24, respectively.

Legal Matters

        The Company was recently advised that it has been added as a defendant in a patent infringement lawsuit filed in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that the Company has infringed certain "machine vision" and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. Although the ultimate outcome of this matter is not currently determinable, management believes the Company has meritorious defenses to these allegations and, based in part on the licensing terms offered by the Lemelson Partnership, does not expect this litigation to materially impact the Company's results of operations, financial condition or liquidity. However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect. Furthermore, there can be no assurance that the Company will prevail in any such litigation.

        The Company is subject to various other legal matters, which it considers normal for its business activities. Management believes, after consultation with legal counsel, that these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

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

Cash Incentive Compensation Plan

        The Company has a cash incentive compensation plan in place to provide a means of retaining and attracting capable employees and increasing the incentive of key employees. Eligible employees receive a bonus equal to a percentage of earnings before interest, taxes and amortization ("EBITA"), as defined in the agreement. The bonus percentage, which ranges from 1.0% to 5.0%, is based upon achieving certain target levels of EBITA. The term of the agreement is for five successive one-year periods. For the years ended December 31, 2000, 2001 and 2002, $2,900, $1,000 and $0, respectively, were earned under this plan.

(9) Stock-Based Compensation Plans

        The Company has adopted the Management Stock Option Plan (the "Plan"). The Plan, as amended in 2000, provides for issuance of a maximum of 5,600 shares of the Company's common stock. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code and awards) or nonqualified options. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than the fair market value at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee. Options expire no later than 10 years from the grant date. The Plan expires on December 1, 2008. A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 1999	2,289	$2.63
Granted	851	9.49
Exercised	(117)	2.63
Forfeited	(99)	2.63

Outstanding at December 31, 2000	2,924	4.63
Granted	172	8.15
Exercised	(293)	2.77
Forfeited	(214)	2.63

Outstanding at December 31, 2001	2,589	5.24
Granted	666	5.59
Exercised	(179)	2.63
Forfeited	(195)	5.08

Outstanding at December 31, 2002	2,881	$5.49

Exercisable at December 31, 2002	1,013	$4.89

        As of December 31, 2002, 1,978 of the 2,881 options outstanding vest equally over 5 years from the grant date. Options to purchase 24 shares vest on the fifth anniversary of the date of grant. Options to purchase 879 shares vest on the eighth anniversary of the date of grant ("Cliff Vest Options"); however, upon the occurrence of certain events including a sale of shares by the majority shareholder or a merger, a portion of these options will vest earlier based upon the annual rate of return of the common stock, as defined in the agreement.

        As a result of the Company's February 21, 2002 secondary common stock offering, 218 of the Cliff Vest Options vested.

        A summary of options outstanding and options exercisable as of December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 4.99	2,018	7.1	$2.66	815	$2.63
$ 5.00 - $ 9.99	212	8.3	7.24	42	7.55
$10.00 - $14.99	270	9.1	10.50	4	14.88
$15.00 and over	381	7.7	16.00	152	16.00

	2,881	7.5	$5.49	1,013	$4.89

        During the year ended December 31, 2000, the Company granted 268 options with exercise prices of $2.63 per share, which was less than the fair value of the common stock at the date of the grant. These grants resulted in deferred stock-based compensation of $322, which is being amortized on a straight-line basis over the vesting terms of the options. During the years ended December 31, 2000, 2001and 2002, the amortization was $42, $52 and $54, respectively.

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

(10) Employee Benefit Plan

        On May 1, 2000, a profit sharing plan was amended and restated as a 401(k) savings plan under which all eligible full-time employees may participate. In addition, the Company's wholly-owned subsidiaries maintain a 401(k) savings plan. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for by the plans. The Company accrued contributions under these plans of $142, $141 and $207, during the years ended December 31, 2000, 2001 and 2002, respectively.

(11) Related-Party Transactions

        The Company had management agreements with T.C. Management, T.C. Management IV and Brockway Moran & Partners Management, which required management fees totaling $600 per year, plus certain expenses and other fees. Under the agreement, T.C. Management IV and Brockway Moran & Partners Management would provide corporate finance, strategic and capital planning and other advisory services. In connection with the IPO, these agreements were amended to forego future management and consulting fees, for which the Company paid a one-time fee of $1,500. For the year ended December 31, 2000, expenses recorded under the agreements were $2,150.

        In connection with the IPO, the Company paid T.C. Management, T.C. Management IV and Brockway Moran & Partners Management, a $2,000 financial advisory fee which was accounted for as an offering cost and reflected as a reduction of the IPO proceeds (see Note 6). The Company is also obligated to pay T.C. Management, T.C. Management IV and Brockway Moran & Partners Management, a financial advisory fee of 1.5% of the first $50,000 of the proceeds or value of any transaction with respect to which the three entities render financial advisory services to the Company, and 1% of any amount of proceeds or value in excess of $50,000.

        In connection with the purchase of Advanced Circuits, the Company paid T.C. Management, T.C. Management IV and Brockway Moran & Partners Management, a $500 financial advisory fee and $40 for certain out-of-pocket expenses which were accounted for as direct acquisition costs.

        During 2002, the Company had a consulting and management services agreement with an entity controlled by Kenneth L. Shirley, a former director of the Company. The former director, through the entity, provided certain management and consulting services typical of those provided by a chief operating officer. The Company paid approximately $168 for these services.

        The Company had issued subordinated notes payable to shareholders which were paid off with proceeds from the IPO (see Note 5).

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

(12) Preferred Stock

        The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock; any or all of which may be superior to the rights of the common stock. As of December 31, 2002, no shares of preferred stock are outstanding.

(13) Foreign Sales

        Sales representing more than 1% of the Company's net sales by country for the years ended 2000, 2001 and 2002, are as follows:

	2000	2001	2002
United States	$191,685	$120,486	$83,541
Canada	1,079	1,696	1,095
England	2,846	681	572
Singapore	3,996	375	215
China	2,711	4,019	—
Malaysia	—	—	1,661
Mexico	529	1,022	167
Other	883	710	1,738

Total	$203,729	$128,989	$88,989

(14) Quarterly Financial Information (Unaudited)

        The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The first and fourth quarters of 2000, 2001, and 2002 contained 94 and 90 days, 92 and 91 days, and 91 and 92 days, respectively.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2001:
Net sales	$46,001	$30,666	$26,895	$25,427
Gross profit	18,296	7,761	5,874	4,823
Net income	7,562	2,178	979	275
Net income per share:
Basic	$0.20	$0.06	$0.03	$0.01
Diluted	$0.19	$0.06	$0.03	$0.01
Year Ended December 31, 2002:
Net sales	$23,734	$23,287	$20,557	$21,411
Gross profit	2,347	1,960	2,841	2,352
Loss before extraordinary item	(278)	(1,284)	(369)	(2,780)
Net income (loss)	(278)	(1,284)	(369)	3,516
Loss per share before extraordinary item:
Basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.07)
Net income (loss) per share:
Basic and diluted	$(0.01)	$(0.03)	$(0.01)	$0.09

INDEPENDENT AUDITORS' REPORT ON
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
TTM Technologies, Inc.:

        Under date of January 25, 2003, we reported on the consolidated balance sheet of TTM Technologies, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, which are included in the TTM Technologies, Inc. Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial schedule as it relates to the year ended December 31, 2002 included in the Annual Report on Form 10-K of TTM Technologies, Inc. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

        In our opinion, the 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the year ended December 31, 2002.

/s/ KPMG LLP

Salt Lake City, Utah
January 25, 2003

        The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's consolidated financial statement schedule as of December 31, 2001 and for each of the years in the three-year period ended December 31, 2001. Arthur Andersen LLP has not reissued this audit report since Arthur Andersen LLP has ceased operations.

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

/s/ Arthur Andersen LLP

Salt Lake City, Utah
January 24, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

Description	Balance at Beginning of Year	Additions for Acquisition of Advanced Circuits, Inc.	Additions (Reductions) Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended December 31, 2002
Allowance for doubtful accounts	$1,379	$332	$85	$(869	)(a)	$927
Allowance for sales credits	1,433	1,937	1,238	(1,527)		3,081

	$2,812	$2,269	$1,323	$(2,396)		$4,008

Year ended December 31, 2001
Allowance for doubtful accounts	$2,026	$—	$30	$(677	)(b)	$1,379
Allowance for sales credits	1,674	—	1,301	(1,542)		1,433

	$3,700	$—	$1,331	$(2,219)		$2,812

Year ended December 31, 2000
Allowance for doubtful accounts	$120	$—	$2,106	$(200)		$2,026
Allowance for sales credits	255	—	2,476	(1,057)		1,674

	$375	$—	$4,582	$(1,257)		$3,700

(a)
Includes reversal of $166 of reserve established in prior years.

(b)
Includes reversal of $374 of reserve established in prior years.

QuickLinks

TTM TECHNOLOGIES, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
Statement Regarding Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
Risk Factors That May Affect Future Results
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
TTM TECHNOLOGIES, INC. Index to Consolidated Financial Statements and Schedule
Independent Auditors' Report
Report of Independent Public Accountants
TTM TECHNOLOGIES, INC. Consolidated Balance Sheets As of December 31, 2001 and 2002 (In thousands)
TTM TECHNOLOGIES, INC. Consolidated Statements of Operations For the Years Ended December 31, 2000, 2001 and 2002 (In thousands, except per share data)
TTM TECHNOLOGIES, INC. Consolidated Statements of Shareholders' Equity For the Years Ended December 31, 2000, 2001 and 2002 (In thousands)
TTM TECHNOLOGIES, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2000, 2001 and 2002 (In thousands)
TTM TECHNOLOGIES, INC. Notes to Consolidated Financial Statements
INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2002, 2001 and 2000 (In thousands)