Form 10-K/A
period 2002-12-31
TTM TECHNOLOGIES INC
filed 2003-04-28
CIK 1116942

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

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

        As of March 31, 2003, there were outstanding 39,821,972 shares of the registrant's Common Stock, no par value.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

        The following table, together with the accompanying text, presents certain information as of April 15, 2003, with respect to each of our directors and executive officers.

NAME	AGE	POSITION(S) HELD WITH THE COMPANY
Kenton K. Alder	53	Chief Executive Officer, President and Director
James K. Bass	46	Director
Richard P. Beck	69	Director
Jeffrey W. Goettman	43	Chairman and Director
John G. Mayer	52	Director
Douglas P. McCormick	34	Director
Michael E. Moran	39	Vice-Chairman and Director
Stacey M. Peterson	39	Vice President, Chief Financial Officer and Secretary
O. Clay Swain	40	Vice President, Sales and Marketing
Shane S. Whiteside	37	Chief Operating Officer

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

        James K. Bass has served as our Director since September 2000. Mr. Bass has been the Chief Executive Officer and a Director of Suntron Corporation, a publicly held provider of high-mix electronic manufacturing services, since its incorporation in May 2001 and as Chief Executive Officer of EFTC Corporation, a subsidiary of Suntron, since July 2000. From 1996 to July 2000, Mr. Bass was a Senior Vice President of Sony Corporation. Prior to that, Mr. Bass spent 15 years in various manufacturing management positions at the aerospace group of General Electric Corporation. Mr. Bass holds a B.S.M.E. from Ohio State University.

        Richard P. Beck has served as our Director since February 2001. Mr. Beck is presently retired. From February 1998 to November 2001, Mr. Beck served as Senior Vice President and Chief Financial Officer of Advanced Energy Industries, a publicly held manufacturer of power conversion systems and integrated technology solutions, and continues to serve as a Director of the company. From March 1992 until February 1998, Mr. Beck served as Vice President and Chief Financial Officer of Advanced Energy. From November 1987 to March 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer for Cimage Corporation, a computer software company. Mr. Beck is also Chairman of the board, is chairman of the audit committee and serves on the compensation committee of Applied Films Corporation, a publicly held manufacturer of flat panel display equipment. He is also a Director of Photon Dynamics, Inc., a publicly held manufacturer of flat panel display test equipment, and is chairman of its audit committee. Mr. Beck holds a Bachelor of Science in Accounting and Finance and a Master of Business Administration from Babson College.

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

        O. Clay Swain has served as our Vice President, Sales and Marketing since September 2001, having served as our Vice President, Sales since June 2000 and as our National Sales Manager from March 2000. From July 1999 to February 2000, Mr. Swain served as General Manager of Tyco Printed Circuit Group, Logan Division, a publicly held printed circuit board manufacturing company. From January 1997 to June 1999, Mr. Swain served as Director of Sales of Tyco Printed Circuit Group. From December 1994 to December 1996, Mr. Swain served as National Sales Manager of ElectroStar, Inc., previously a publicly held printed circuit board manufacturing company. Mr. Swain holds a Bachelor of Science and a Master in Business Administration from Utah State University.

        Shane S. Whiteside has served as our Chief Operating Officer since December 2002. From January 2001 to November 2002, Mr. Whiteside was the Vice President of Operations—Santa Ana Division and our Director of Operations—Santa Ana Division from July 1999 to December 2000. From March 1998 to June 1999, Mr. Whiteside was the Director of Operations of Power Circuits. Prior to joining Power Circuits, Mr. Whiteside was Product Manager for Technical USA from December 1996 to March 1998 and a Technical Sales Representative from September 1993 to December 1996. Mr. Whiteside holds a Bachelor of Arts in Economics from the University of California.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation paid by us for the fiscal years ended December 31, 2002, 2001, and 2000 to our Chief Executive Officer and each of our other executive officers whose total salary and bonus exceeded $100,000 in 2002.

SUMMARY COMPENSATION TABLE

							Long-Term Compensation
	Annual Compensation						Awards	Payouts
Name and Principal Position	Year	Salary($)	Bonus($)		Other Annual Compensation ($)(1)		Securities Underlying Options(#)	LTIP Payouts ($)	All Other Compensation($)
Kenton K. Alder Chief Executive Officer, President and Director	2002 2001 2000	266,442 250,000 227,142	— 65,000 350,000	(2) (3)	— — —		85,000 — 100,000	— — —	1,179 2,190 2,500	(4) (4) (4)
Stacey M. Peterson Chief Financial Officer and Secretary	2002 2001 2000	175,077 137,735 132,923	— 35,000 125,000	(2) (3)	— — 20,000	(5)	61,000 — 178,400	— — —	1,931 1,169 —	(4) (4)
O. Clay Swain Vice President, Sales and Marketing	2002 2001 2000	147,366 140,000 113,725	— 30,000 124,000	(2) (3)	— — —		41,000 — 178,126	— — —	— — —
Shane S. Whiteside Chief Operating Officer	2002 2001 2000	147,366 140,000 119,500	— 31,000 125,000	(2)	— — —		60,000 — 35,626	— — —	1,412 996 1,400	(4) (4) (4)

(1)
Except as otherwise provided in this table, no amounts for perquisites and other personal benefits received by any of the named executive officers are shown because the aggregate dollar amounts were lower than the reporting requirements established by the rules of the SEC.

(2)
Represents a bonus paid in 2002 based on our performance in 2001.

(3)
Represents a bonus paid in 2001 based on our performance in 2000.

(4)
Represents matching contributions by us under our 401(k) plan.

(5)
Represents a signing bonus paid to Ms. Peterson when she joined us.

Stock Option Grants

        The following table sets forth information concerning the grant of stock options in 2002 to our Chief Executive Officer and our other executive officers named in the Summary Compensation Table. We did not grant any stock appreciation rights in 2002.

Option Grants In Last Fiscal Year

Individual Grants
	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year (2)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Exercise or Base Price ($/Sh)
Name				Grant Date Market Value	Expiration Date
						5%($)	10%($)
Kenton K. Alder	25,000 60,000	3.8 9.2%	$10.15 2.76	$10.15 2.76	3/11/2012 12/30/2012	$159,582 104,145	$404,412 263,924
Stacey M. Peterson	21,000 40,000	3.2 6.2	10.15 2.76	10.15 2.76	3/11/2012 12/30/2012	134,049 69,430	339,706 175,949
O. Clay Swain	16,000 25,000	2.5 3.8	10.15 2.76	10.15 2.76	3/11/2012 12/30/2012	102,132 43,394	258,824 109,968
Shane S. Whiteside	20,000 40,000	3.1 6.2	10.15 2.76	10.15 2.76	3/11/2012 12/30/2012	127,666 69,430	323,530 175,949

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

(2)
The percentages above are based on an aggregate of 650,000 shares subject to options we granted to employees in the year ended December 31, 2002.

(3)
Potential realizable value assumes that the stock price increases from the date of the grant until the end of the option term (10 years) at the annual rate of 5% and 10%. The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent our estimate or projection of the future price of our common stock. We do not believe that this method accurately illustrates the potential value of a stock option.

Stock Option Exercises and Values for Fiscal 2002

        The following table sets forth information, with respect to our executive officers named in the Summary Compensation Table, concerning options exercised in 2002 and unexercised options held by them as of the end of such fiscal year:

	Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value
			Number of Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002($)(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kenton K. Alder	17,500	$94,920	325,442	357,934	$191,246	$175,066
Stacey M. Peterson	—	—	75,930	163,470	$36,669	$68,949
O. Clay Swain	2,044	$11,087	73,361	143,721	$31,966	$56,545
Shane Whiteside	—	—	90,693	147,433	$51,216	$65,859

(1)
The closing sales price per share for our common stock as reported by the Nasdaq National Market on December 31, 2002, was $3.30. The option value is calculated by multiplying (a) the positive difference, if any, between $3.30 and the option exercise price by (b) the number of shares of common stock underlying the option.

Director Compensation

        Our non-employee directors receive the following compensation: an annual cash retainer of $15,000 to attend four in-person board meetings per year; a $500 payment per meeting; a $1,000 payment for each audit committee meeting; $500 per year for serving as a committee chairman; and reimbursement of expenses relating to the board meetings. Non-employee directors are also paid $5,000 per director for attending any "special" committee set up to represent the interests of the minority shareholders.

        Upon election, each non-employee director receives an option to purchase 20,000 shares of our Common Stock. At each annual meeting of stockholders, each non-employee director, who has served as a director for the previous six months, receives an option to purchase 4,000 shares of our Common Stock. The options provided to the non-employee directors expire on the grant date's tenth anniversary and vest over a 5 year period.

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

        In the event we terminate Mr. Alder's employment without cause or Mr. Alder resigns for good reason at any time prior to a change in control or more than one year following a change in control, Mr. Alder is entitled to continuation of his base salary for twelve months. In addition, if we terminate Mr. Alder's employment without cause, and, within 60 days following his date of termination, we consummate a change in control, Mr. Alder will be entitled to an additional lump-sum severance payment in an amount that when added to his salary continuation equals $375,000. If, within one year following a change in control, we terminate Mr. Alder's employment without cause, or Mr. Alder resigns for good reason, Mr. Alder is entitled to a lump-sum severance payment of $375,000. Good reason generally includes a materially adverse alteration in Mr. Alder's nature or status, a reduction in his salary or benefits and a failure to have a successor corporation assume the agreement.

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

        As a result of these annual increases, a maximum of 5,547,158 shares could be issued over the remaining eight-year life of this plan. As of December 31, 2002, options to purchase 2,880,868 shares of our common stock were outstanding.

        Administration.    The Management Stock Option Plan is administered by our board of directors or by the compensation committee of our board, which have the full authority to interpret and construe the plan and all awards granted thereunder.

        Stock Options.    The plan provides for the grant of both incentive stock options under Section 422 of the Internal Revenue Code and non-statutory stock options to our employees and consultants and those of our majority-owned subsidiaries. The board of directors has the discretion to determine the exercise price of options granted under our Management Stock Option Plan, which is generally equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of our common stock on the date of grant, or 110% in the case of incentive stock options granted to individuals who own more than 10% of our common stock.

        Generally, 50% of the options granted under the Management Stock Option Plan prior to our initial public offering were categorized as A options and the remaining 50% as B options. B options vest ratably over five years beginning on the first anniversary of the date of grant. However, our board or the compensation committee may elect to grant only one type of option. Upon the successful completion of our initial public offering, each optionee received one years' credited service towards the vesting of their B options. A options generally cliff-vest on the eighth anniversary of the date of grant. However, upon the occurrence of specified events, including a sale of shares by our majority stockholders or a merger, a portion of the A options will vest based upon the annual rate of return of our common stock. Following the completion of our initial public offering, we have only issued B options, and we do not intend to issue A options in the future.

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

        Call Right.    During the 180-day period following a participant's termination of employment for any reason, we have a right to purchase any vested options or shares of common stock acquired upon exercise of options owned by a participant or any permitted transferee. The purchase price paid for such options will be the difference between the then fair market value and the exercise price, and the purchase price for any shares shall be the fair market value of the common stock on the date of purchase. In the event a participant's employment is terminated for cause, the purchase price will be the lesser of the fair market value on the date of purchase and the exercise price.

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

  2000 Equity Compensation Plan

        In September 2000, we adopted a new equity compensation plan. The purpose of the 2000 Equity Compensation Plan is to attract, motivate and retain officers, employees, and consultants and reward such individuals for their contribution to our success. The plan provides for the grant of a variety of equity-based awards including, without limitation, stock options, incentive stock options, restricted stock, stock awards and stock appreciation rights. Awards under the plan may constitute "qualified performance-based compensation" as defined in Section 162(m) of the Internal Revenue Code. We have initially reserved 2,000,000 shares of common stock for issuance under this plan, however this amount will be increased on January 1st of each of calendar years 2001, 2002, 2003 and 2004, commending January 1, 2001, in an amount equal to the lowest of:

  •
  400,000 shares;

  •
  one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or

  •
  a lesser amount determined by our board of directors.

        As a result of these annual increases, a maximum of 3,547,158 shares could be issued over the remaining life of this plan.

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

  401(K) Plan

        We and our subsidiaries each sponsor a defined contribution plan intended to qualify under Section 401 of the Internal Revenue Code, or a 401(k) plan. All non-union employees are eligible to participate in the plan on the first day of the month following their 90th day of employment with us. Participants may elect to make pre-tax contributions to the plan subject to a statutorily prescribed annual limit. Participants are fully vested in their contributions and the investment earnings. At our discretion, we make matching contributions to the 401(k) plan based upon employee contributions and profit sharing as provided for in the plan. Contributions by the participants to the 401(k) plan, and the income earned on these contributions, are generally not taxable to the participants until withdrawn.

Compensation Committee Interlocks and Insider Participation

        During the fiscal year ended December 31, 2002, our compensation committee consisted of Messrs. Goettman, Mayer, and Moran. None of these individuals had any contractual or other relationships with us during such fiscal year except as directors. No interlocking relationship exists between any member of our compensation committee and any member of any other company's board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows the amount of each class of common stock beneficially owned as of March 31, 2003, by (a) each of our directors, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group, and (d) each person known by us to own beneficially more than five percent of our outstanding common stock.

	Shares Beneficially Owned
Name of Beneficial Owner
	Number(1)	Percent(2)
Directors and Executive Officers:
Kenton K. Alder(3)	473,942	1.2%
Jeffrey W. Goettman(4)	16,855,201	42.3%
Michael E. Moran(5)	809,873	2.0%
Stacey M. Peterson(6)	95,170	*
O. Clay Swain(7)	88,961	*
Shane S. Whiteside(8)	94,693	*
James K. Bass	8,000	*
Richard P. Beck(9)	13,000	*
John G. Mayer	8,000	*
Douglas P. McCormick(4)	16,855,201	42.3%
All directors and executive officers as a group (10 persons)(10)	18,446,840	46.3%
5% Stockholders:
Circuit Holdings(11)	15,652,731	39.3%
Thayer Capital Partners entities(12)	18,255,725	45.8%
Brockway Moran & Partners Fund, L.P.(13)	809,873	2.0%

*
Represents less than 1% of our outstanding common stock.

(1)
Except as otherwise indicated, the address of each person listed on the table is 2630 S. Harbor Blvd, Santa Ana, CA, 92704.

(2)
We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2003, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 39,821,972 shares of our common stock outstanding as of March 31, 2003.

(3)
Includes 1,500 shares held by Mr. Alder's children and 330,442 shares issuable upon exercise of options within 60 days of March 31, 2003.

(4)
Includes 16,855,201 shares beneficially owned by the Thayer Capital Partners entities. See footnote 11. Messrs. Goettman and McCormick each disclaim beneficial ownership of the shares held by the Thayer Capital Partner entities, except to the extent of their pecuniary interests.

(5)
Includes 809,873 shares beneficially owned by Brockway Moran & Partners Fund, L.P. Mr. Moran disclaims beneficial ownership of the shares held by Brockway Moran & Partners, Inc., except to the extent of his pecuniary interests.

(6)
Includes 92,670 shares issuable upon exercise of options within 60 days of March 31, 2003.

(7)
Includes 87,961 shares issuable upon exercise of options within 60 days of March 31, 2003.

(8)
Includes 94,693 shares issuable upon exercise of options within 60 days of March 31, 2003.

(9)
Includes 8,000 shares issuable upon exercise of options within 60 days of March 31, 2003.

(10)
Includes 629,766 shares issuable upon exercise of options within 60 days of March 31, 2003.

(11)
Circuit Holdings is owned as follows:

Thayer Equity Investors III, L.P.	31%
Thayer Equity Investors IV, L.P.	28%
TC Circuits, L.L.C.	1%
Brockway Moran & Partners Fund, L.P.	40%

Total	100%
(12)
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

(13)
Brockway Moran & Partners Fund, L.P. is controlled by Brockway Moran & Partners, Inc. Peter C. Brockway, Michael E. Moran and H. Randall Litten are the only shareholders of Brockway Moran & Partners, Inc., and none of these persons owns a majority interest in Brockway Moran & Partners, Inc. Mr. Moran, one of our directors, is a Managing Partner of Brockway Moran & Partners, Inc.

Equity Compensation Table Information

        The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our stock option plans as of April 15, 2003.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	3,031,849	$5.48	4,504,465
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	3,031,849	$5.48	4,504,465

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Persons or Entities Related to Our Directors

        Three of our directors, Messrs. Goettman, McCormick, and Moran, are principals in entities that control Circuit Holdings, our largest stockholder. Mr. Goettman is a Managing Partner of Thayer Capital Partners. Mr. McCormick is a Managing Director of Thayer Capital Partners. Thayer Capital Partners is affiliated with one of our stockholders, Thayer Equity Investors III, L.P., which owns approximately 31% of Circuit Holdings, and with another of our stockholders, Thayer Equity Investors IV, L.P., which owns approximately 28% of Circuit Holdings. Thayer Capital Partners is also affiliated with another of our stockholders, TC Circuits, L.L.C., which owns approximately 1% of Circuit Holdings. Mr. Moran is a Managing Partner of Brockway Moran & Partners, Inc. Brockway Moran controls another of our stockholders, Brockway Moran & Partners Fund, L.P., which owns approximately 40% of Circuit Holdings.

Management Fees And Agreements

        Upon consummation of our initial public offering, we entered into the Amended, Restated and Consolidated Management Agreement with T.C. Management, L.L.C., T.C. Management IV, L.L.C., and Brockway & Moran Partners Management, L.P. The agreement provides that, in consideration for the value of the financial advisory services rendered by the entities in connection with certain capital-raising transactions, we will pay a financial advisory fee equal to 1.5% of the first $50 million of the proceeds or value of any transaction with respect to which the three entities render financial advisory services to us, and 1% of any amount of proceeds or value in excess of $50 million. The agreement further provides that our obligation to pay financial advisory fees will terminate if, immediately prior to the closing of any transaction in respect of which these three entities render financial advisory services, these entities and their affiliates, on a combined basis, own less than 25% of our outstanding voting equity securities. We believe this arrangement is on terms no less favorable to us than we could have obtained from third parties.

        We paid T.C. Management, T.C. Management IV and Brockway Moran & Partners Management a financial advisory fee of approximately $258,000 in connection with our secondary offering in February 2002. We paid TC Management IV and Brockway Moran & Partners Fund, LP a financial advisory fee of approximately $500,000 in connection with our purchase of Advanced Circuits, Inc. in December 2002.

        During 2002, we had a consulting and management services agreement with an entity controlled by Kenneth L. Shirley, a former director of our company. The former director, through the entity, provided management and consulting services typical of those provided by a chief operating officer. We paid the entity approximately $168,000 for these services in 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.
Date: April 15, 2003	By:	/s/ KENTON K. ALDER Kenton K. Alder President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ KENTON K. ALDER Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	April 15, 2003
/s/ STACEY M. PETERSON Stacey M. Peterson	Chief Financial Officer, Secretary, (Principal Financial and Accounting Officer)	April 15, 2003
/s/ JEFFREY W. GOETTMAN Jeffrey W. Goettman	Chairman of the Board	April 15, 2003
/s/ MICHAEL E. MORAN Michael E. Moran	Director	April 15, 2003
/s/ DOUGLAS P. MCCORMICK Douglas P. McCormick	Director	April 15, 2003
/s/ JAMES K. BASS James K. Bass	Director	April 15, 2003
/s/ RICHARD P. BECK Richard P. Beck	Director	April 15, 2003
/s/ JOHN G. MAYER John G. Mayer	Director	April 15, 2003

QuickLinks

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES