Form 10-Q
period 2003-03-31
TTM TECHNOLOGIES INC
filed 2003-05-15
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number:  0-31285

TTM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

WASHINGTON	91-1033443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2630 South Harbor Boulevard, Santa Ana, California 92704
(Address of principal executive offices)

(714) 327-3000
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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒   No ☐

Number of shares of common stock, no par value, of registrant outstanding at May 5, 2003:  39,860,627

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets
As of December 31, 2002 and March 31, 2003

(unaudited)

(In thousands)

	December 31, 2002	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$18,879	$26,114
Accounts receivable, net of allowances of $4,008 and $4,167, respectively	17,913	19,633
Inventories, net	10,485	9,402
Prepaid expenses and other	3,083	2,474
Asset held for sale	2,797	2,797
Income taxes receivable	5,230	—
Deferred income taxes	1,867	1,680
Total current assets	60,254	62,100

Property, plant and equipment:
Property, plant and equipment, at cost	72,948	73,681
Less accumulated depreciation	(27,379)	(29,313)
Property, plant and equipment, net	45,569	44,368
Other assets:
Debt issuance costs, net of accumulated amortization of $157 and $173, respectively	49	192
Deferred income taxes	14,442	15,069
Goodwill, net	63,153	63,153
Intangibles, net of accumulated amortization of $4,164 and $4,464, respectively	13,865	13,565
Deposits and other	174	146

Total other assets	91,683	92,125
	$197,506	$198,593
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,222	$3,333
Accounts payable	12,540	11,540
Accrued salaries, wages and benefits	3,773	5,607
Other accrued expenses	1,314	1,558
Total current liabilities	19,849	22,038

Other long-term liabilities	2,453	2,343
Long-term debt, less current maturities	7,778	6,667
Total long-term liabilities	10,231	9,010
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized, 39,724 and 39,822 shares issued and outstanding, respectively	149,936	150,192
Retained earnings	17,664	17,514
Deferred stock-based compensation	(174)	(161)
Total shareholders’ equity	167,426	167,545
	$197,506	$198,593

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
For the Quarter Ended April 1, 2002 and March 31, 2003

(unaudited)

(In thousands, except per share data)

	Quarter Ended
	April 1, 2002	March 31, 2003

Net sales	$23,734	$39,634
Cost of goods sold	21,139	35,108
Gross profit	2,595	4,526
Operating expenses:
Selling and marketing	1,655	2,545
General and administrative	825	2,814
Amortization of intangibles	300	300
Restructuring charges	—	203
Total operating expenses	2,780	5,862
Operating loss	(185)	(1,336)
Other income (expense):
Interest expense	(267)	(155)
Amortization of debt issuance costs	(10)	(16)
Other, net	53	77
Total other expense, net	(224)	(94)
Loss before income taxes and extraordinary item	(409)	(1,430)
Income tax benefit	131	456
Loss before extraordinary item	(278)	(974)
Extraordinary gain	—	824
Net loss	$(278)	$(150)

Basic and diluted earnings per share:
Loss before extraordinary item	$(0.01)	$(0.02)
Extraordinary item	—	0.02
Net loss	$(0.01)	$(0.00)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
For the Quarter Ended April 1, 2002 and March 31, 2003

(unaudited)

(In thousands)

	Quarter Ended
	April 1, 2002	March 31, 2003
Cash flows from operating activities:
Net loss	$(278)	$(150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Extraordinary gain	—	(824)
Depreciation and amortization on property, plant and equipment	2,276	1,933
Net loss on sale of property, plant and equipment	32	—
Amortization of other intangible assets	300	300
Other amortization	26	68
Deferred income taxes	979	(440)
Changes in operating assets and liabilities:
Accounts receivable, net	(930)	(1,800)
Inventories, net	(243)	1,154
Prepaid expenses and other	72	1,178
Income taxes receivable	2,517	5,230
Accounts payable	(732)	(395)
Accrued salaries, wages and benefits and other accrued expenses	(125)	1,588

Net cash provided by operating activities	3,894	7,842

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(909)	(704)
Proceeds from sale of property, plant and equipment	12	—

Net cash used in investing activities	(897)	(704)

Cash flows from financing activities:
Principal payments on long-term debt	(1,969)	—
Sale of common stock for cash, net of offering costs	15,344	—
Proceeds from exercise of common stock options	422	256
Debt issuance costs	—	(159)

Net cash provided by financing activities	13,797	97

Net increase in cash and cash equivalents	16,794	7,235
Cash and cash equivalents at beginning of period	24,490	18,879

Cash and cash equivalents at end of period	$41,284	$26,114

Supplemental cash flow information:
Cash paid for interest	$225	$103
Cash refunded from income taxes	(3,652)	(5,705)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(unaudited)

(Dollars and shares in thousands, except per share data)

(1) Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K.   The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.   The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31.  The first fiscal quarters 2002 and 2003 contained 91 and 90 days, respectively.

Expenditures for information technology salaries and expenses for the first fiscal quarter 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the 2003 presentation.

(2) Earnings Per Share

Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share (“Diluted EPS”) reflect the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarter ended April 1, 2002 and March 31, 2003:

	Quarter Ended April 1, 2002			Quarter Ended March 31, 2003
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic EPS	$(278)	38,604	$(0.01)	$(150)	39,762	$(0.00)
Effect of options and warrants	—	—	—	—	—	—
Diluted EPS	$(278)	38,604	$(0.01)	$(150)	39,762	$(0.00)

The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share.  As of April 1, 2002 and March 31, 2003, there were outstanding options to purchase 1,292 and 664 shares of common stock, respectively, that were not considered in the computation of the Company’s loss per share for the fiscal quarters ended April 1, 2002 and March 31, 2003, respectively.

(3) Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated in the computer and electronic manufacturing services industries, and some of which are located outside the United States. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company makes judgments as to its ability to collect outstanding trade receivables when collection becomes doubtful.  Provisions are made based upon a specific review of significant outstanding invoices, historical collection experience and current economic trends.

As of April 1, 2002, five customers in the aggregate accounted for 34% of total accounts receivable.  As of March 31, 2003, five customers in the aggregate accounted for 55% of total accounts receivable.  For the quarter ended April 1, 2002, one customer accounted for 10% of net sales.  For the quarter ended March 31, 2003, two customers accounted for 18% and 17% of net sales.  For the quarters ended April 1, 2002 and March 31, 2003 the Company’s net sales to its ten largest customers accounted for 45% and 66% of its net sales, respectively. If any one or group of these customers were lost or their receivable balances should be deemed to be uncollectible, it would have a material adverse effect on the Company’s financial condition and results of operations.

(4) Acquisition of Advanced Circuits, Inc.

On December 26, 2002, the Company acquired the stock of Honeywell Advanced Circuits, Inc. (“Advanced Circuits”) from Honeywell International, Inc. (“Honeywell”).  The acquisition was accounted for under the purchase method of accounting. The fair value of the assets received exceeded the costs to purchase resulting in negative goodwill.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets.  The Company recorded its preliminary purchase accounting allocation in the fourth fiscal quarter 2002 which resulted in the Company recording an extraordinary gain of $6,296.  During the quarter ended March 31, 2003, the Company continued to evaluate the fair market value of assets acquired and liabilities assumed as well as certain contingencies, and recorded an additional extraordinary gain of $824.  The extraordinary gain was composed primarily of a working capital adjustment as defined in the purchase agreement and certain other adjustments to the fair market value of assets acquired and liabilities assumed.  The Company will continue its evaluation during the remainder of 2003 and may make further purchase accounting adjustments if appropriate.

In connection with the acquisition, the Company was entitled to a reimbursement from Honeywell if Advanced Circuits’ working capital, as defined in the agreement, was less than $13.9 million.  At the closing date, the working capital was less than $13.9 million.  The Company settled its claim against the seller in the amount of $1.4 million for the working capital shortfall, which amount was $570 in excess of the estimated settlement as of December 31, 2002.  The $1.4 million settlement was collected subsequent to March 31, 2003 and is reflected in the caption prepaid expenses and other in the accompanying March 31, 2003 consolidated balance sheet.

The unaudited pro forma information below presents the results of operations for the quarter ended April 1, 2002 as if the Advanced Circuits acquisition occurred at the beginning of 2002, after giving effect to certain adjustments (to remove expenses related to assets not acquired and liabilities not assumed and interest expense and amortization of deferred financing costs related to the incremental pay down of debt and the related income tax effects.)   The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2002 or of the results which may occur in the future.

Quarter Ended April 1, 2002

Net sales	$68,123
Net loss	(4,898)
Basic and diluted loss per share	$(0.13)

(5) Restructuring Charges

During the fourth quarter of 2002, the Company consolidated manufacturing capabilities by closing its Burlington, Washington facility to better manage and control its business.  The building and equipment are currently held for sale and recorded at their estimated fair value less selling costs.  Due to the inherent uncertainty of the estimates involved, the value of the assets held for sale could change in the near term which could result in an additional impairment charge. During the quarter ended March 31, 2003, a $203 restructuring charge was taken for severance and other exit charges primarily in connection with the lay off of 45 employees at the Company’s Redmond, Washington facility.  The chart below shows the additions to and utilization of the accrued restructuring charges during the quarter ended March 31, 2003.

	Severance	Other Exit Charges	Total
Balance December 31, 2002	$325	$204	$529
Restructuring charges	200	3	203
Utilization	(525)	(41)	(566)
Balance March 31, 2003	—	$166	$166

(6) Long-Term Debt and Other Obligations

The Company entered into an amendment of its senior credit facility (“Credit Facility”) as of April 30, 2003, to reschedule the payments of its remaining $10.0 million term loan to nine equal quarterly installments beginning September 30, 2003; establish a borrowing base for its $25.0 million revolving loan facility based upon accounts receivable and inventory; change the interest rates on the term loan and revolving loan facility to rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the Credit Facility) plus 0.5% to 1.0%; and modify certain of its financial covenants.  The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement.  The revolving loan facility final maturity date of September 29, 2005 remained unchanged.  As of March 31, 2003, no amounts were outstanding under the revolving loan facility.  As of April 30, 2003, the Company had $12.8 million of available borrowing capacity under its revolving loan facility.

During the quarter ended March 31, 2003, the Company incurred additional debt issuance costs of $159 in connection with the amendment to the Credit Facility discussed in the preceding paragraph.  These additional costs are being amortized over the remaining life of the Credit Facility.

(7) Common Stock and Stock Options

The Company’s Board of Directors authorized a repurchase program for its common stock of up to $10,000 in October 2002.  This plan authorizes purchases in the open market or in private transactions.  The Company had authorization for $9,766 of common stock under the program at December 31, 2002 and March 31, 2003.  The Company did not repurchase any of its common stock during the quarter ended March 31, 2003.

The Company applies the intrinsic-value-based method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for employee stock options.  Accordingly, compensation expense is generally recognized only when options are granted with a discounted exercise price.  Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.  Under SFAS No. 123, “Accounting for Stock-Based Compensation”, compensation cost is recognized for the fair market value of each option as estimated on the date of grant using the Black-Scholes option-pricing model.

SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has elected to adopt the “disclosure only” provisions of SFAS No. 148.

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net loss and earnings per shares for the quarters ended April 1, 2002 and March 31, 2003 would have been as follows:

	Quarter Ended
	April 1, 2002	March 31, 2003
Net loss:
As reported	$(278)	$(150)
Compensation expense, net of income tax	(463)	(599)
Pro forma	$(741)	$(749)
Basic and diluted earnings per share:
As reported	$(0.01)	$(0.00)
Pro forma	(0.02)	(0.02)

For pro forma disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants during the quarter ended April 1, 2002 and March 31, 2003: zero dividend yield for each quarter; 119% expected volatility for the quarter ended April 1, 2002 and 116% expected volatility for the quarter ended March 31, 2003; risk-free interest rate of 2.71% for the quarter ended April 1, 2002 and 2.88% for the quarter ended March 31, 2003; and expected life of 5 years for the quarter ended April 1, 2002 and for the quarter ended March 31, 2003. For purposes of the pro forma disclosure, the estimated fair value of the stock options is amortized over the vesting term of the respective stock options.

During the quarter ended March 31, 2003, the Company issued options to purchase 288 shares of common stock at a weighted-average exercise price of $4.58 per share.

During the quarter ended March 31, 2003, employees exercised stock options to purchase 98 shares of common stock at $2.63 per share for total proceeds of $256.

At March 31, 2003, there were outstanding options to purchase 3,032 shares of common stock with a weighted average price of $5.48.

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.

OVERVIEW

We provide time-critical, technologically complex, multilayer printed circuit boards, which serve as the foundation of sophisticated electronic products.  Products within the markets we serve-including communications infrastructure equipment, industrial and medical equipment, and computer servers-are characterized by high levels of complexity and short life cycles.  Our customers include original equipment manufacturers, or OEMs, and contract manufacturers in the electronics industry, also known as electronic manufacturing services companies. Our time-to-market focused manufacturing services enable our customers to shorten the time required to develop new products and bring them to market.

We support a strong and diversified customer base.  We measure customers as those companies that place at least two orders in a 12-month period.  As of March 31, 2003, we had approximately 595 customers, compared to approximately 600 customers as of April 1, 2002.  We added 43 new customers in the first fiscal quarter 2003.  Sales to our top 10 customers increased from 45% of our net sales for the first fiscal quarter 2002 to 66% of our net sales for the first fiscal quarter 2003.  Our customer concentration and end market mix both changed as a result of including the results of TTM Advanced Circuits, Inc. (“Advanced Circuits”) in the first fiscal quarter 2003.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	First Fiscal Quarter
End Markets (1)	2002	2003

High-End Computing	14.4%	41.0%

Networking	31.2	33.6

Industrial/Medical	28.6	10.6

Computer Peripherals	18.3	9.6

Handheld/Cellular	3.1	1.7

Other	4.4	3.5

Total	100.0%	100.0%

(1)          Sales to electronic manufacturing services providers are classified by the end markets of their customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of TTM Technologies, Inc.’s Board of Directors.  Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies where significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; customer rebate obligations; and realizability of deferred tax assets.  A detailed description of these estimates and our policies to account for them is included in the notes to our annual report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.  Our estimates are based on historical experience as well as relevant facts and circumstances known to us at each reporting date.  Actual results may differ from these estimates.

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

We derive revenues primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognize revenues when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, and collectibility is reasonably assured – generally when products are shipped to the customer.  We provide our customers a limited right of return for defective printed circuit boards.  We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information.  To the extent actual returns vary from our historical experience, revisions to the allowances may be required.

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles.  We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  In addition, we perform an impairment test related to goodwill at least annually.  Our goodwill and intangibles are attributable to our quick-turn business which has recently generated the majority of our cash flows.  During the fourth quarter of 2002, we performed an impairment assessment of our (i) goodwill in accordance with SFAS No. 142, which requires the use of a fair-value based analysis and (ii) long-lived tangible assets and definite-lived intangible assets in accordance with SFAS No. 144, which requires the use of an analysis of expected future undiscounted cash flows over the remaining life of the asset.  As of December 31, 2002, we determined that no impairment existed, except with respect to certain assets held for sale in connection with the closure of our Burlington, Washington facility.  At March 31, 2003 we determined that there were no events or changes in circumstances which indicated that the carrying amount of such assets may not be recoverable.  If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Deferred tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized.   At March 31, 2003, we have a net deferred income tax asset of $16.7 million.  This amount is net of a valuation allowance of approximately $11.6 million which was recorded in connection with the acquisition of Advanced Circuits.  Should our expectations of taxable income change in future periods, it may become necessary to record an additional valuation allowance, which would adversely affect our results of operations in the period such a determination is made.  In addition, we record income tax expense or benefit at a rate that is based on expected results for the fiscal year.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

In connection with our acquisition of Advanced Circuits in December 2002, we became contractually responsible for the majority of a rebate obligation to a customer.  The rebate is based on a percentage of net sales to this customer.  We have made estimates regarding the amount and timing of future net sales to this customer and have applied a discount factor to the estimated rebates to estimate the present value of our obligation.  We have also estimated that portion of the total obligation which we believe is a current liability.  Based on our future net sales experience with this customer and periodic reviews of our estimation methodology, we may change our estimate of this obligation and the portion that is a current liability.

RESULTS OF OPERATIONS

First Fiscal Quarter 2003 Compared to the First Fiscal Quarter 2002

The first fiscal quarter 2003 includes the results of operations of TTM Advanced Circuits, Inc., formerly known as Honeywell Advanced Circuits (“Advanced Circuits”) which was acquired in a stock purchase on December 26, 2002.  Advanced Circuits’ results of operations are not included in the first fiscal quarter 2002.  There were 90 and 91 days in the first fiscal quarters 2003 and 2002, respectively.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	April 1, 2002	March 31, 2003
Net sales	100.0%	100.0%
Cost of goods sold	89.1	88.6
Gross profit	10.9	11.4

Operating expenses:
Selling and marketing	7.0	6.4
General and administrative	3.5	7.1
Amortization of intangibles	1.3	0.8
Restructuring charges	—	0.5
Total operating expenses	11.8	14.8

Operating loss	(0.9)	(3.4)
Other income (expense):
Interest expense	(1.1)	(0.4)
Amortization of debt issuance costs	(0.0)	(0.0)
Interest income and other, net	0.2	0.2

Loss before income taxes and extraordinary item	(1.8)	(3.6)
Income tax benefit	0.6	1.1

Loss before extraordinary item	(1.2)	(2.5)
Extraordinary item	—	2.1
Net loss	(1.2)%	(0.4)%

Net Sales

In the first fiscal quarter ended March 31, 2003, our net sales mix shifted significantly towards the High-End Computing end market and to a lesser extent the Networking end market due to our acquisition of Advanced Circuits.  Advanced Circuits accounted for over one-half of the total net sales for the first fiscal quarter 2003 and the majority of its customers are in the High-End Computing and Networking end markets.  These end markets typically consist of products with high average layer counts.  Our average layer count increased from 8.5 in the first fiscal quarter 2002 to 13.2 in the first fiscal quarter 2003.

Net sales increased 67.0% from $23.7 million in the first fiscal quarter 2002 to $39.6 million in the first fiscal quarter 2003 due to the acquisition of Advanced Circuits.  The net sales increase from Advanced Circuits was partially offset by a decline in net sales from our remaining facilities.  The decline in sales volume from our remaining facilities resulted from a reduction in the volume of printed circuit boards sold as well as lower pricing levels.  The downturn in the electronics industry and in the end markets that we serve continued in the first fiscal quarter 2003.

Cost of Goods Sold

Cost of goods sold increased $14.0 million, or 66.1%, from $21.1 million for the first fiscal quarter 2002 to $35.1 million for the first fiscal quarter 2003.  Higher cost of goods sold resulted from higher labor, materials and variable overhead costs associated with an increase in the number of printed circuit boards sold.  The volume of boards sold increased due to the acquisition of Advanced Circuits partially offset by lower volume sold at our remaining facilities.  In addition, a reduction in fixed costs due to the closure of our Burlington, Washington facility in December 2002 favorably impacted our cost structure.  As a percentage of net sales, cost of goods sold decreased from 89.1% for the first fiscal quarter 2002 to 88.6% for the first fiscal quarter 2003 due to improved absorption of fixed manufacturing overhead, principally depreciation, partially offset by unabsorbed labor costs as well as higher direct materials costs associated with a sales mix shift towards higher layer-count boards.  In connection with our acquisition of Advanced Circuits, no value was assigned to the acquired property and equipment and accordingly, we record no depreciation expense for the acquired assets.  Expenditures for information technology salaries and expenses for the first fiscal quarter 2002 have been reclassified to general and administrative expenses to conform to the presentation for the same period in 2003.  This reclassification more appropriately reflects the overall corporate nature of our information technology expenses.  As a percentage of net sales, the reclassification reduced cost of goods sold and increased gross profit by 1.0% in the first fiscal quarter 2002.

Gross Profit

Gross profit increased $1.9 million, or 74.4%, from $2.6 million for the first fiscal quarter 2002 to $4.5 million for the first fiscal quarter 2003.  This increase resulted primarily from higher volume associated with the Advanced Circuits acquisition partially offset by a reduction in volume at our remaining facilities.  The gross profit improved to 11.4% in the first fiscal quarter 2003 from 10.9% in the first fiscal quarter 2002 due to improved absorption of fixed manufacturing overhead, principally depreciation, partially offset by unabsorbed labor costs as well as higher direct materials costs due to our sales mix shift towards higher-layer count boards.

Operating Expenses

Selling and marketing expenses increased $0.8 million from $1.7 million, or 7.0% of net sales, for the first fiscal quarter 2002 to $2.5 million, or 6.4% of net sales, for the first fiscal quarter 2003.  The decrease as a percent of sales resulted from improved absorption of fixed selling costs and a lower commission rate associated with a mix shift to more standard lead-time products.

General and administrative expenses increased $2.0 million from $0.8 million, or 3.5% of net sales, for the first fiscal quarter 2002 to $2.8 million, or 7.1% of net sales, for the first fiscal quarter 2003.  The increase in expenses as a percent of sales resulted primarily from higher corporate governance expenses, principally higher directors and officers liability insurance premiums and accounting and legal fees; a larger credit to the bad debt provision in the first fiscal quarter 2002; transition costs to integrate Advanced Circuits; and higher information technology costs, mostly attributable to Advanced Circuits.  Information technology salaries and expenses for the first fiscal quarter 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the presentation for the same period in 2003.

Amortization of intangibles was for intangible assets with finite lives from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $0.3 million in both 2003 and 2002.

Restructuring charges in the first fiscal quarter 2003 were $0.2 million for severance and other exit costs primarily related to eliminating 45 positions at our Redmond, Washington facility.

Interest Expense

Interest expense decreased $0.1 million from $0.3 million for the first fiscal quarter 2002 to $0.2 million for the first fiscal quarter 2003 due to a lower average outstanding balance on our term loan partially offset by imputed interest expense on other long-term liabilities.

Other, Net

Interest income and other, net, increased $24,000 from income of $53,000 for the first fiscal quarter 2002 to income of $77,000 for the first fiscal quarter 2003.  This increase resulted from a loss recorded on the disposal of fixed assets during the first fiscal quarter 2002 and was partially offset by reduced interest income from lower cash balances and interest rates.

Income Taxes

The benefit for income taxes increased from $0.1 million for the first fiscal quarter 2002 to $0.5 million for the first fiscal quarter 2003. This income tax benefit resulted from a pretax net loss.  Our effective tax rate for both the first fiscal quarters 2002 and 2003 was 32%.  Our effective tax rate is primarily impacted by certain non-deductible items.  We record income tax expense or benefit at a rate that is based on expected results for the year.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Extraordinary Item

In the first fiscal quarter 2003 we recorded an additional extraordinary gain of $0.8 million after resolving certain contingencies concerning the fair market value of certain assets acquired and liabilities assumed as part of our acquisition of Advanced Circuits.  The extraordinary gain was due principally to the settlement of our claim for a working capital adjustment for $1.4 million, which was $0.6 million in excess of our estimate as of December 31, 2002.  We collected the $1.4 million working capital adjustment subsequent to March 31, 2003.  The fair value of the net assets acquired exceeded the cost to purchase Advanced Circuits, resulting in negative goodwill.  In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets except current assets and deferred income taxes.  The remaining unallocated negative goodwill was recorded as an extraordinary gain.  We will continue our evaluation of fair market value of assets acquired and liabilities assumed as well as remaining contingencies during the remainder of 2003 and may make further purchase accounting adjustments if appropriate.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, proceeds from our public offerings and borrowings under debt agreements. Our principal uses of cash have been to finance mergers and acquisitions, meet debt service requirements and finance capital expenditures.  We anticipate that these uses will continue to be the principal demands on our cash in the future.  In the fourth fiscal quarter 2002, we announced a program to repurchase our common shares from time to time in various transactions and made some repurchases last year.

Net cash provided by operating activities was $7.8 million in the first fiscal quarter 2003, compared to $3.9 million in the first fiscal quarter 2002.  The principal differences between the $7.8 million and $3.9 million of net cash provided by operating activities in the first fiscal quarters of 2003 and 2002, respectively, was receipt of a $5.7 million income tax refund in 2003 compared to a $3.7 million refund in 2002 and the conversion to cash of certain of the net working capital assets of Advanced Circuits that were acquired on December 26, 2002.  The difference between our net loss in the first fiscal quarter 2003 of $0.2 million and our $7.8 million operating cash flow was primarily attributable to a decrease of $5.2 million in income taxes receivable, $2.3 million of depreciation and amortization expense, a $1.2 million decrease in prepaid expenses and other, an approximate $1.1 million decrease in inventories, and a $1.5 million increase in accrued expenses, partially offset by a $1.8 million increase in accounts receivable, a $0.8 million extraordinary gain, a $0.4 million increase in deferred income taxes and a $0.4 million decrease in accounts payable.

Net cash used in investing activities was $0.7 million in the first fiscal quarter 2003, compared to $0.9 million in the first fiscal quarter 2002 and relates primarily to the purchase of property, plant and equipment.

Net cash provided by financing activities was $0.1 million in the first fiscal quarter 2003, compared to net cash provided by financing activities of $13.8 million in the first fiscal quarter 2002. In the first three months of 2003, we received proceeds of $0.3 million from employee stock option exercises and incurred $0.2 million of fees in connection with amending our credit agreement.  In the same period of 2002, we received proceeds of $15.4 million from a secondary stock offering as well as $0.4 million of proceeds from employee stock option exercises during the first fiscal quarter 2002 and made a principal repayment of $2.0 million on our long-term debt.  In the fourth fiscal quarter 2002, we initiated a repurchase program for our common shares but did not repurchase any shares during the first fiscal quarter 2003.

We entered into an amendment of our senior credit agreement as of April 30, 2003.  We have a term loan with a remaining balance of $10.0 million that is payable in nine equal quarterly installments beginning on September 30, 2003 with a final maturity of September 30, 2005.  We have a committed revolving loan facility of $25.0 million with a final maturity date of September 29, 2005.  We may prepay the term loan and borrow, repay and reborrow under the revolving loan facility at any time.  The term loan and the revolving loan bear interest at rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the credit agreement) plus 0.5% to 1.0%.  The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement.  As of the amendment effective date of April 30, 2003, our borrowings under the revolving facility are subject to a borrowing base or formula that is based on our accounts receivable and inventory.  As of March 31, 2003 we had no outstanding revolving loan balances, and we were in compliance with our financial covenants.  As of March 31, 2003, the term loan had an interest rate of 2.54%.  We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing, and as of March 31, 2003, we were in compliance with the covenants.  As of April 30, 2003, we had $12.8 million of available borrowing capacity under our revolving loan facility.

The following table provides information on future payments under the Company’s credit facility and future minimum lease payments under non-cancelable operating leases as of March 31, 2003 (in thousands):

Contractual Obligations

Total

Less than 1 year

1-3 years

4-5 years

After 5 years

Long-Term Debt	$10,000	$3,333	$6,667	$—	$—
Operating Leases	544	117	88	41	298
Total Contractual Cash Obligations	$10,544	$3,450	$6,755	$41	$298

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

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the asset is placed in service. When the liability is initially recorded, entities capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, entities either settle the obligation for its recorded amount or incur a gain or loss upon settlement. This statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. We adopted SFAS No. 143 effective January 1, 2003, and the adoption did not have an impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, SFAS No. 64,

“Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 recognizes that the use of debt extinguishments can be a part of the risk management strategy of a company and hence, the classification of all early extinguishments of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002.  We adopted SFAS No. 145 effective January 1, 2003, and the adoption did not have an impact on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future).  Under previous accounting rules, if a company’s management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date.  Under Statement No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period.  We adopted SFAS No. 146 effective January 1, 2003, which did not have an impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have elected to continue using the intrinsic method of accounting for employee stock-based compensation.  We adopted the interim disclosure requirements in our consolidated condensed financial statements in the first fiscal quarter 2003.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which expands previously issued accounting guidance and disclosure requirements for certain guarantees.  FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee.  Guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For certain guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. We adopted FIN No. 45 effective January 1, 2003 and it did not have an impact on our results of operations or financial position.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  We adopted FIN No. 46 in 2003 and it did not have an impact on our results of operations or financial position.

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

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy.  Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, continued excess manufacturing capacity or an additional decline in the electronics industry could further negatively impact our business, results of operations and financial condition. Our net sales have declined from $129.0 million in 2001 to $89.0 million in 2002.  In addition, excluding the impact of Advanced Circuits in the fourth fiscal quarter 2002 and first fiscal quarter of 2003, we have experienced sequential declines in quarterly net sales during 2001 and 2002 and the first fiscal quarter of 2003.  A continued decline in our net sales would adversely impact our profitability and results of operations and could require us to record a valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets including goodwill and other intangible assets.

If we continue to experience excess capacity due to variability in customer demand, our gross margins may fall and/or we may have to incur restructuring charges if we choose to close any of our facilities.

Due to recent decreases in demand, our facilities have been operating significantly below capacity. When we experience excess capacity, our sales revenues may be insufficient to fully cover our fixed overhead expenses, and our gross margins will fall. In addition, we generally schedule our quick-turn production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity.

If we believe we have significant long-term excess capacity, we may decide to permanently close one or more of our facilities and lay off some of our employees.  This could result in our recording restructuring charges such as we did in the second and fourth quarters of 2002 due to the restructuring and subsequent closure of our Burlington, Washington facility and in the first quarter of 2003 due to the lay off of employees at our Redmond, Washington facility.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.

A small number of customers are responsible for a significant portion of our net sales.  Our 10 largest customers accounted for approximately 42% of our net sales in 2002 and 66% of our sales in the first fiscal quarter of 2003.  This concentration increased in 2003 due primarily to our acquisition of Advanced Circuits, which has a small number of large customers.  If our customers fail to purchase products from us at past levels, it would negatively affect our business, results of operations and financial condition.  We expect a significant portion of our net sales will continue to be generated by a small number of customers.

Our customer concentration has increased due primarily to our acquisition of Advanced Circuits and could fluctuate depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate.  The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business, results of operations and financial condition and lead to declines in the price of our common stock.  In addition, we generate significant accounts receivable in connection with providing services to our customers.  If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the services provided by us, our results of operations would be harmed.

If our net earnings do not recover or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record a valuation allowance against our net deferred tax assets.

As of March 31, 2003, we had net deferred tax assets of approximately $16.7 million.  If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our valuation allowance against these net deferred tax assets.  This would result in an additional income tax provision and further deteriorate our results of operations.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.

Most of our sales are on an “open credit” basis, with standard industry payment terms.  We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts.  Some of our customers are contract manufacturers located abroad.  Our concentration of these customers increased upon our acquisition of Advanced Circuits in December 2002.  Our foreign sales are denominated in U.S. dollars, and are typically on the same “open credit” basis and terms described above.  Our foreign receivables are expected to grow as a percentage of our total receivables.  We do not utilize credit insurance as a risk management tool, but we periodically evaluate our risk management options.

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

•            diversion of management’s attention from normal daily operations of the business;

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

Acquisitions may cause us to:

•                  issue common stock that would dilute our current shareholders’ percentage ownership;

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

We have experienced terminations, reductions and delays in our customers’ orders. Further terminations, reductions or delays in our customers’ orders could negatively impact our business, results of operations and financial condition.

The increasing prominence of electronic manufacturing services providers in the printed circuit board industry could reduce our gross margins, potential sales and customers.

In 2002, approximately 27% of our net sales were to electronic manufacturing services providers. In the first fiscal quarter of 2003, approximately 61% of our net sales were to electronic manufacturing services providers.  Most of Advanced Circuits’ end market customers effect their purchases through electronic manufacturing services providers.  Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers. The growth of electronic manufacturing services providers and their global sourcing capabilities increase the purchasing power of such providers and could result in increased price competition or the loss of existing original equipment manufacturer customers. In addition, in recent years, some electronic manufacturing services providers, including a few of our customers, have acquired the ability to directly manufacture printed circuit boards. If a significant number of our other electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business, results of operations and financial condition may be negatively impacted.

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

As of March 31, 2003, our consolidated balance sheet reflected $76.7 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist of goodwill and other identifiable intangibles relating to our July 1999 acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, have a negative impact on earnings. In addition, we evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions, which we order from our suppliers.  Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist.  However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase.  During these periods of increased demand, our gross margins may decrease as we have to pay more for our raw materials.  If a raw material supplier fails to meet our supplier requirements, such as, most notably, our product quality standards, and consequently some of our products are unacceptable to us, this could adversely affect our net sales and operating profit.   Suppliers may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our ability to deliver our products on a timely basis.

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

We may be exposed to intellectual property infringement claims by third parties which could be costly to defend, could divert management’s attention and resources and, if successful, could result in liability.

We could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. For example, in the past we were informed that our prior use of a chemical solution in our manufacturing process may have infringed upon the intellectual property rights of the holder of the patent of the chemical solution. Although no legal action has been taken against us, any claims relating to this alleged infringement, even if not meritorious, could result in costly litigation and divert management’s attention and resources. In addition, if we are unsuccessful in disputing this assertion, we could be required to pay royalties or damages for our past use of the chemical solution. Similarly, we were recently advised that we have been added as a defendant in a patent infringement lawsuit filed in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that we have infringed certain “machine vision” and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. If we do not prevail in any litigation as a result of such allegations, our business may be harmed.

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

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable.  Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

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

At March 31, 2003, we had $10.0 million of term loan indebtedness.  In addition, subject to the restrictions under our various debt agreements, we may incur additional revolving loan indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

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

As of March 31, 2003, Circuit Holdings held approximately 39.3% of our outstanding stock. Thayer Capital Partners controls three entities that together own approximately 60.0% of Circuit Holdings and beneficially own approximately 45.8% of our shares. In addition, two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital does not currently own any interests in our direct competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other shareholders, particularly if Thayer Capital decided to sell its controlling interest in us. By virtue of its stock ownership and board representation, Thayer Capital Partners will continue to have a significant influence over all matters submitted to our board and our shareholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public shareholders.

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

We expect this volatility to continue in the future.  In addition, any shortfall or changes in our revenue, gross margins, earnings or other financial results could also cause the price of our common stock to fluctuate significantly.  In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the printed circuit board industry and that may be unrelated to the operating performance of the companies within these industries.  These broad market fluctuations may adversely affect the market price of our common stock.

Risks could arise due to our use of Arthur Andersen LLP as our independent auditors.

You may have no effective remedy against Arthur Andersen LLP, which audited our financial statements included in our most recent Report on Form 10-K for the years ended December 31, 2000 and 2001, in connection with a material misstatement or omission in those financial statements, or in connection with any other claim arising from its provision of auditing and other services to us.  On June 15, 2002, Arthur Andersen was convicted of obstructing justice in connection with investigations of their former client Enron Corp. Arthur Andersen ceased practicing before the Securities and Exchange Comission (SEC) effective August 31, 2002.  Our inability to include in future registration statements or reports our financial statements for one or more years audited by Arthur Andersen LLP or to obtain Arthur Andersen LLP’s consent to the inclusion of their report on our 2000 and 2001 financial statements may impede our access to the capital markets.  Should we seek to access the public capital markets, (SEC) rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements.  Until our audited financial statements for the fiscal year ending December 31, 2004 become available, the SEC’s current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP.  Prior to that time the SEC may cease accepting financial statements audited by Arthur Andersen LLP, in which case we would be unable to access the public capital markets unless KPMG LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements  originally audited by Arthur Andersen LLP.  In addition, as a result of the departure of our former engagement team leaders, Arthur  Andersen  LLP is no longer in a position to consent to the inclusion or incorporation  by  reference  in  any  prospectus of their report on our audited financial  statements  for  the  years  ended December 31, 2000 and December 31, 2001, and investors in any subsequent offerings for which we use their audit report will not be entitled to recovery against them under Section 11of the Securities Act of 1933 for any material misstatements or omissions in those financial  statements.  Consequently, our financing costs may increase or we may miss attractive market opportunities if either our annual financial statements for 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC’s requirements or those statements are used in a prospectus but investors are not entitled to recovery against our auditors for material misstatements or omissions in them.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our senior credit facility bears interest at floating rates.

The revolving loan bears interest ranging from 1.5% to 2.5% per annum plus the applicable LIBOR or from 0.5% to 1.0% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility.  As of March 31, 2003, the term loan had an interest rate of 2.54%. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

Item 4.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

Item 1.                                   Legal Proceedings

From time to time we may become a party to various legal proceedings arising in the ordinary course of our business. We were recently advised that we have been added as a defendant in a patent infringement lawsuit filed in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that we have infringed certain “machine vision” and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations and, based in part on the licensing terms offered by the Lemelson Partnership, do not expect this litigation to materially impact our business, results of operations or financial condition. However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations for any quarter. Furthermore, there can be no assurance that we will prevail in any such litigation.

Item 2.                                   Changes in Securities and Use of Proceeds

Not Applicable

Item 3.                                   Defaults Upon Senior Securities

Not Applicable

Item 4.                                   Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.                                   Other Information

Not Applicable

Item 6.                                 Exhibits and Reports on Form 8-K

(a)                                  Exhibits –

Exhibit Number	Exhibits
10.1

Amendment to Consent dated January 6, 2003 among the Company, the Domestic Subsidiaries of the Company identified as a “Guarantor” on the signature pages thereto, and the Lender Parties thereto and Wachovia Bank, as Administrative Agent.

10.2

Consent and Waiver dated March 27, 2003 among the Company, the Domestic Subsidiaries of the Company identified as a “Guarantor” on the signature pages thereto, and the Lender Parties thereto and Wachovia Bank, as Administrative Agent.

99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 On March 7, 2003, we filed a Current Report on Form 8-K/A amending our December 27, 2002 filed Report on Form 8-K disclosing that we acquired all the outstanding common stock of Honeywell Advanced Circuits, Inc., an indirect subsidiary of Honeywell International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated:	May 14, 2003	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated:	May 14, 2003	/s/ Stacey M. Peterson
Stacey M. Peterson
Chief Financial Officer and Secretary

CERTIFICATION

I, Kenton K. Alder, certify that:

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Kenton K. Alder
Kenton K. Alder President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Stacey M. Peterson, certify that:

1                                          I have reviewed this quarterly report on Form 10-Q of TTM Technologies, Inc.;

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Stacey M. Peterson
Stacey M. Peterson Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)