Form 10-Q
period 2003-06-30
TTM TECHNOLOGIES INC
filed 2003-08-14
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒   No ☐

Number of shares of common stock, no par value, of registrant outstanding at August 8, 2003:  39,889,287

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2002 and June 30, 2003
(unaudited)
(In thousands)

	December 31, 2002	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$18,879	$32,000
Accounts receivable, net of allowances of $4,008 and $4,008, respectively	17,913	16,546
Inventories, net	10,485	8,073
Prepaid expenses and other	3,083	1,120
Asset held for sale	2,797	2,786
Income taxes receivable	5,230	—
Deferred income taxes	1,867	1,616
Total current assets	60,254	62,141

Property, plant and equipment:
Property, plant and equipment, at cost	72,948	72,637
Less accumulated depreciation	(27,379)	(29,863)
Property, plant and equipment, net	45,569	42,774
Other assets:
Debt issuance costs, net	49	228
Deferred income taxes	14,442	14,918
Goodwill, net	63,153	63,153
Intangibles, net of accumulated amortization of $4,164 and $4,765, respectively	13,865	13,614
Deposits and other	174	573
Total other assets	91,683	92,486
	$197,506	$197,401
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,222	$4,444
Accounts payable	12,540	9,807
Accrued salaries, wages and benefits	3,773	5,782
Other accrued expenses	1,314	1,465
Total current liabilities	19,849	21,498

Other long-term liabilities, less current portion	2,453	2,233
Long-term debt, less current maturities	7,778	5,556
Total long-term liabilities	10,231	7,789
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized, 39,724 and 39,869 shares issued and outstanding, respectively	149,936	150,317
Retained earnings	17,664	17,946
Deferred stock-based compensation	(174)	(149)
Total shareholders’ equity	167,426	168,114
	$197,506	$197,401

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
For the Quarter and Two Quarters Ended July 1, 2002 and June 30, 2003
(unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	July 1, 2002	June 30, 2003	July 1, 2002	June 30, 2003

Net sales	$23,287	$41,047	$47,021	$80,681
Cost of goods sold	21,095	34,601	42,234	69,709
Gross profit	2,192	6,446	4,787	10,972
Operating expenses:
Selling and marketing	1,591	2,644	3,246	5,189
General and administrative	1,272	2,766	2,097	5,580
Amortization of intangibles	301	301	601	601
Restructuring charges	907	—	907	203
Total operating expenses	4,071	5,711	6,851	11,573
Operating income (loss)	(1,879)	735	(2,064)	(601)
Other income (expense):
Interest expense	(275)	(152)	(542)	(307)
Amortization of debt issuance costs	(11)	(23)	(21)	(39)
Other, net	255	88	308	165
Total other expense, net	(31)	(87)	(255)	(181)
Income (loss) before income taxes and extraordinary item	(1,910)	648	(2,319)	(782)
Income tax benefit (provision)	626	(216)	757	240
Income (loss) before extraordinary item	(1,284)	432	(1,562)	(542)
Extraordinary gain	—	—	—	824
Net income (loss)	$(1,284)	$432	$(1,562)	$282

Basic and diluted earnings per share:
Income (loss) before extraordinary item	$(0.03)	$0.01	$(0.04)	$(0.01)
Extraordinary item	—	—	—	0.02
Net income (loss)	$(0.03)	$0.01	$(0.04)	$0.01

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
For the Two Quarters Ended July 1, 2002 and June 30, 2003
(unaudited)
(In thousands)

	Two Quarters Ended
	July 1, 2002	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(1,562)	$282
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	—	(824)
Depreciation on property, plant and equipment	4,630	3,893
Net loss (gain) on sale of property, plant and equipment	32	(81)
Amortization of other intangible assets	601	601
Other amortization	50	141
Deferred income taxes	1,820	(225)
Changes in operating assets and liabilities:
Accounts receivable, net	1,010	1,286
Inventories, net	(130)	2,483
Prepaid expenses and other	(64)	2,533
Income taxes receivable	1,052	5,230
Accounts payable	(1,879)	(2,129)
Accrued salaries, wages and benefits and other accrued expenses	221	1,523

Net cash provided by operating activities	5,781	14,713

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(2,648)	(1,682)
Purchase of intangibles	—	(350)
Proceeds from sale of property, plant and equipment	12	276

Net cash used in investing activities	(2,636)	(1,756)

Cash flows from financing activities:
Principal payments on long-term debt	(3,938)	—
Sale of common stock for cash, net of offering costs	15,283	—
Proceeds from exercise of common stock options	439	381
Debt issuance costs	—	(217)

Net cash provided by financing activities	11,784	164

Net increase in cash and cash equivalents	14,929	13,121
Cash and cash equivalents at beginning of period	24,490	18,879

Cash and cash equivalents at end of period	$39,419	$32,000

Supplemental cash flow information:
Cash paid for interest	$482	$209
Cash refunded from income taxes	$(3,652)	$(5,705)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)

(1) Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31.  The second fiscal quarters 2002 and 2003 each contained 91 days.  The two fiscal quarters ended July 1, 2002 and June 30, 2003 contained 182 and 181 days, respectively.

Expenditures for information technology salaries and expenses for the second fiscal quarter and two fiscal quarters ended July 1, 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the 2003 presentation.

(2) Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  Inventories as of December 31, 2002 and June 30, 2003 consist of the following:

	December 31, 2002	June 30, 2003

Raw materials	$2,956	$2,062
Work-in-process	5,459	4,283
Finished goods	2,070	1,728
	$10,485	$8,073

(3) Earnings Per Share

Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share (“Diluted EPS”) reflect the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarter and two quarters ended July 1, 2002 and June 30, 2003:

	Quarter Ended July 1, 2002			Quarter Ended June 30, 2003
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$(1,284)	39,831	$(0.03)	$432	39,854	$0.01
Effect of options and warrants		—			695

Diluted EPS	$(1,284)	39,831	$(0.03)	$432	40,549	$0.01

	Two Quarters Ended July 1, 2002			Two Quarters Ended June 30, 2003
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$(1,562)	39,217	$(0.04)	$282	39,808	$0.01
Effect of options and warrants		—			—

Diluted EPS	$(1,562)	39,217	$(0.04)	$282	39,808	$0.01

The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share.  Accordingly, during periods for which the Company has a loss before extraordinary items, the impact from the assumed exercise of stock options is not considered.  In addition, for the fiscal quarter ended June 30, 2003, options to purchase 1,038 shares of common stock were not considered because the exercise price of the options was greater than the average fair value of common stock during the period.

(4) Concentration of Credit Risk

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

As of July 1, 2002, five customers in the aggregate accounted for 31% of total accounts receivable.  As of June 30, 2003, five customers in the aggregate accounted for 53% of total accounts receivable.  For the quarter and two quarters ended July 1, 2002, no customer accounted for more than 10% of net sales.  For the quarter and two quarters ended June 30, 2003, two customers accounted for 25% and 13% and 22% and 15% of net sales, respectively.  For the quarters ended July 1, 2002 and June 30, 2003, the Company’s net sales to its ten largest customers accounted for 42% and 65% of its net sales, respectively.  For the two quarters ended July 1, 2002 and June 30, 2003, the Company’s net sales to its ten largest customers accounted for 42% and 65% of its net sales, respectively.  If any one or group of these customers were lost or their receivable balances should be deemed to be uncollectible, it would have a material adverse effect on the Company’s financial condition and results of operations.

(5) Acquisition of Advanced Circuits, Inc.

On December 26, 2002, the Company acquired the stock of Honeywell Advanced Circuits, Inc. (“Advanced Circuits”) from Honeywell International, Inc. (“Honeywell”).  The acquisition was accounted for under the purchase method of accounting. The fair value of the assets received exceeded the costs to purchase resulting in negative goodwill.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets.  The Company recorded its preliminary purchase accounting allocation in the fourth fiscal quarter 2002 which resulted in the Company recording an extraordinary gain of $6,296.  During the two quarters ended June 30, 2003, the Company continued to evaluate the fair market value of assets acquired and liabilities assumed as well as certain contingencies.  For the two quarters ended June 30, 2003, the Company recorded an additional extraordinary gain of $824.  The extraordinary gain was composed primarily of a working capital adjustment as defined in the purchase agreement and certain other adjustments to the fair market value of assets acquired and liabilities assumed.  The Company will continue its evaluation during the remainder of 2003 and may make further purchase accounting adjustments if appropriate.

In connection with the acquisition, the Company was entitled to a reimbursement from Honeywell if Advanced Circuits’ working capital, as defined in the agreement, was less than $13,900.  At the closing date, the working capital was less than $13,900.  The Company settled its claim against the seller in the amount of $1,400 for the working capital shortfall, which amount was $570 in excess of the estimated settlement as of December 31, 2002.

The unaudited pro forma information below presents the results of operations for the quarter and two quarters ended July 1, 2002 as if the Advanced Circuits acquisition occurred at the beginning of 2002, after giving effect to certain adjustments (to remove expenses related to assets not acquired and liabilities not assumed and interest expense and amortization of deferred financing costs related to the incremental pay down of debt and the related income tax effects).  The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2002 or of the results which may occur in the future.

Quarter Ended July 1, 2002
Net sales	$53,710
Net loss	(41,240)
Basic and diluted loss per share	$(1.04)

Two Quarters Ended July 1, 2002
Net sales	$121,833
Net loss	(46,138)
Basic and diluted loss per share	$(1.18)

(6) Restructuring Charges

During the fourth quarter of 2002, the Company consolidated manufacturing capabilities by closing its Burlington, Washington facility to better manage and control its business.  The building and equipment are currently held for sale and recorded at their estimated fair value less selling costs.  Due to the inherent uncertainty of the estimates involved, the value of the assets held for sale could change in the near term which could result in an additional impairment charge. During the quarter ended March 31, 2003, a $203 restructuring charge was taken for severance and other exit charges primarily in connection with the lay off of 45 employees at the Company’s Redmond, Washington facility.  The chart below shows the additions to and utilization of the accrued restructuring charges during the two quarters ended June 30, 2003.

	Severance	Other Exit Charges	Total
Balance December 31, 2002	$325	$204	$529
Restructuring charges	200	3	203
Utilization	(525)	(71)	(596)
Balance June 30, 2003	$—	$136	$136

(7) Long-Term Debt and Other Obligations

The Company entered into an amendment of its senior credit facility (“Credit Facility”) as of April 30, 2003 to reschedule the payments of its remaining $10,000 term loan to nine equal quarterly installments beginning September 30, 2003; establish a borrowing base for its $25,000 revolving loan facility based upon accounts receivable and inventory; change the interest rates on the term loan and revolving loan facility to rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the Credit Facility) plus 0.5% to 1.0%; and modify certain of its financial covenants.  The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement.  The revolving loan facility final maturity date of September 29, 2005 remained unchanged.  As of June 30, 2003, no amounts were outstanding under the revolving loan facility.  As of June 30, 2003, the Company had $10,204 of available borrowing capacity under its revolving loan facility.

During the two quarters ended June 30, 2003, the Company incurred additional debt issuance costs of $217 in connection with the amendment to the Credit Facility discussed in the preceding paragraph.  These additional costs are being amortized over the remaining life of the Credit Facility.

(8) Common Stock and Stock Options

The Company’s Board of Directors authorized a repurchase program for its common stock of up to $10,000 in October 2002.  This plan authorizes purchases in the open market or in private transactions.  The Company had authorization for $9,766 of common stock under the program at December 31, 2002 and June 30, 2003.  The Company did not repurchase any of its common stock during the two quarters ended June 30, 2003.

The Company applies the intrinsic-value-based method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for employee stock options.  Accordingly, compensation expense is generally recognized only when options are granted with a discounted exercise price.  Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.  Under SFAS No. 123, “Accounting for Stock-Based Compensation,” compensation cost is recognized for the fair market value of each option as estimated on the date of grant using the Black-Scholes option-pricing model.

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

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net income (loss) and earnings per share for the quarter and two quarters ended July 1, 2002 and June 30, 2003 would have been as follows:

	Quarter Ended
	July 1, 2002	June 30, 2003
Net income (loss):
As reported	$(1,284)	$432
Add: Amortization of deferred compensation	13	13
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(524)	(584)
Pro forma	$(1,795)	$(139)
Basic and diluted earnings per share:
As reported	$(0.03)	$0.01
Pro forma	(0.05)	(0.00)

	Two Quarters Ended
	July 1, 2002	June 30, 2003
Net income (loss):
As reported	$(1,562)	$282
Add: Amortization of deferred compensation	29	26
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,003)	(1,196)
Pro forma	$(2,536)	$(888)
Basic and diluted earnings per share:
As reported	$(0.04)	$0.01
Pro forma	(0.06)	(0.02)

For pro forma disclosure purposes, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants during the quarter ended July 1, 2002 and June 30, 2003: zero dividend yield for each quarter; 119% expected volatility for the quarter ended July 1, 2002 and 116% expected volatility for the quarter ended June 30, 2003; risk-free interest rate of 2.71% for the quarter ended July 1, 2002 and 2.46% for the quarter ended June 30, 2003; and expected life of 5 years for all options granted. For purposes of the pro forma disclosure, the estimated fair value of the stock options is amortized over the vesting term of the respective stock options.

During the two quarters ended June 30, 2003, the Company issued options to employees and independent directors to purchase 300 shares of common stock at a weighted-average exercise price of $4.59 per share.

During the two quarters ended June 30, 2003, employees exercised stock options to purchase 145 shares of common stock at $ 2.63 per share for total proceeds of $381.

At June 30, 2003, there were outstanding options to purchase 2,891 shares of common stock with a weighted average exercise price of $5.47 per share.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled “Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.

Overview

                We are a one-stop provider of time-critical and technologically complex, multilayer printed circuit boards, which serve as the foundation of sophisticated electronic products. We serve high-end commercial markets—including networking/communications infrastructure, high-end computing and industrial/medical—which are characterized by high levels of complexity, short life cycles and moderate production volumes. Our customers include original equipment manufacturers and electronic manufacturing services companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market.

We manufacture printed circuit boards to our customers’ design specifications and price them to reflect both the complexity of the printed circuit boards and the time and volume requirements for the order. Generally, we quote prices after we receive the design specifications and time and volume requirements from our customers. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

We support a solid customer base.  We measure customers as those companies that place at least two orders in a 12-month period.  As of December 31, 2002, we had approximately 565 customers, and as of June 30, 2003, we had approximately 590 customers.  Sales to our top 10 customers increased from 42% of our net sales for the second fiscal quarter 2002 to 65% of our net sales for the second fiscal quarter 2003.  Our customer concentration and end market mix both changed as a result of including the results of TTM Advanced Circuits, Inc. (“Advanced Circuits”) in the second fiscal quarter 2003.

We sell to original equipment manufacturers both directly and through electronic manufacturing service companies.  The majority of our sales to electronic manufacturing services providers are on behalf of original equipment manufacturers.  We generally negotiate product pricing and volumes directly with our original equipment manufacturing customers, rather than with the electronic manufacturing services companies.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	Second Fiscal Quarter		Two Fiscal Quarters
End Markets (1)	2002	2003	2002	2003

Networking	31.0%	38.5%	31.1%	36.1%
High-End Computing	12.5	38.2	13.4	39.6
Industrial/Medical	28.4	10.3	28.5	10.4
Computer Peripherals	20.0	7.6	19.1	8.6
Handheld/Cellular	2.8	2.1	3.0	1.9
Other	5.3	3.3	4.9	3.4
Total	100.0%	100.0%	100.0%	100.0%

(1)          Sales to electronic manufacturing services companies are classified by the end markets of their customers.

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies where significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; customer rebate obligations; realizability of deferred tax assets and self-insured medical reserves. A detailed description of these estimates and our policies to account for them is included in the notes to our annual report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission. Our estimates are based on historical experience as well as relevant facts and circumstances known to us at each reporting date. Actual results may differ from these estimates.

We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts. Our actual bad debts may differ from our estimates.

In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. Our inventory requirements change based on our projected customer demand, which changes due to market conditions, technological and product life cycle changes and longer or shorter than expected usage periods. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements. These customers are generally contractually obligated to assume materials liability after a specified period of time.

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

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are attributable to our quick-turn business which has recently generated the majority of our cash flows. During the fourth fiscal quarter 2002, we performed an impairment assessment of our (i) goodwill in accordance with SFAS No. 142, which requires the use of a fair-value based analysis and (ii) long-lived tangible assets and definite-lived intangible assets in accordance with SFAS No. 144, which requires the use of an analysis of expected future undiscounted cash flows over the remaining life of the asset. As of December 31, 2002, we determined that no impairment existed, except with respect to certain assets held for sale in connection with the closure of our Burlington, Washington facility. At June 30, 2003, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Deferred tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At June 30, 2003, we have a net deferred income tax asset of $16.5 million. This amount is net of a valuation allowance of approximately $11.6 million which was recorded in connection with the acquisition of Advanced Circuits. Should our expectations of taxable income change in future periods, it may become necessary to record an additional valuation allowance, which would adversely affect our results of operations in the period such a determination is made. In addition, we record income tax expense or benefit at a rate that is based on expected results for the fiscal year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

We are self-insured for group health insurance benefits provided to our employees, and purchase insurance to protect against large claims at the individual and aggregate level. The insurance carrier adjudicates and processes employee claims and is paid a fee for these services. We reimburse our insurance carrier for paid claims subject to a variable monthly limitation. We estimate our exposure for claims incurred but not paid at the end of each reporting period and use historical information supplied by our insurance carrier and broker to estimate our liability for these claims. This liability is subject to a total limitation that varies based on employee enrollment and factors that are established at each annual contract renewal. Our actual claims experience may differ from our estimates.

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

Results of Operations

Second Fiscal Quarter 2003 Compared to the Second Fiscal Quarter 2002

The second fiscal quarter ended June 30, 2003 includes the results of operations of Advanced Circuits which was acquired in a stock purchase on December 26, 2002.  Advanced Circuits’ results of operations are not included in the second fiscal quarter ended July 1, 2002.  There were 91 days in the second fiscal quarters 2003 and 2002.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	July 1, 2002	June 30, 2003

Net sales	100.0%	100.0%
Cost of goods sold	90.6	84.3
Gross profit	9.4	15.7

Operating expenses:
Selling and marketing	6.8	6.5
General and administrative	5.5	6.7
Amortization of intangibles	1.3	0.7
Restructuring charges	3.9	—
Total operating expenses	17.5	13.9

Operating income (loss)	(8.1)	1.8
Other income (expense):
Interest expense	(1.2)	(0.4)
Amortization of debt issuance costs	—	—
Other, net	1.1	0.2

Income (loss) before income taxes	(8.2)	1.6
Income tax benefit (provision)	2.7	(0.5)
Net income (loss)	(5.5)%	1.1%

Net Sales.   In the second fiscal quarter ended June 30, 2003, our net sales mix shifted significantly towards the networking/communications infrastructure end market and to a lesser extent towards the high-end computing end market due to our acquisition of Advanced Circuits.  Advanced Circuits accounted for over one-half of the total net sales for the second fiscal quarter 2003, and the majority of its customers are in the networking/communications infrastructure and high-end computing end markets.  These end markets typically consist of products with high average layer counts.  Our average layer count increased from 8.6 in the second fiscal quarter 2002 to 14.6 in the second fiscal quarter 2003.

Net sales increased 76.3% from $23.3 million in the second fiscal quarter 2002 to $41.0 million in the second fiscal quarter 2003 due to the acquisition of Advanced Circuits. The net sales increase from Advanced Circuits was partially offset by a decline in net sales from our remaining facilities, due primarily to a reduction in the volume of printed circuit boards sold.

Cost of Goods Sold.   Cost of goods sold increased $13.5 million, or 64.0%, from $21.1 million for the second fiscal quarter 2002 to $34.6 million for the second fiscal quarter 2003.  Higher cost of goods sold resulted from higher labor, materials and variable overhead costs associated with an increase in the number of printed circuit boards sold.  The volume of boards sold increased due to the acquisition of Advanced Circuits and was partially offset by lower volume sold at our remaining facilities.  In addition, a reduction in fixed costs due to the closure of our Burlington, Washington facility in December 2002 favorably impacted our cost structure.  As a percentage of net sales, cost of goods sold decreased from 90.6% for the second fiscal quarter 2002 to 84.3% for the second fiscal quarter 2003 due to improved absorption of fixed manufacturing overhead, principally depreciation; lower unit pricing for certain of our direct materials as a result of our greater purchasing power; and lower labor costs associated with a sales mix shift towards higher-layer count boards; partially offset by unabsorbed labor costs in certain of our facilities as well as higher direct materials costs associated with a sales mix shift towards higher layer-count boards.  In connection with our acquisition of Advanced Circuits, no value was assigned to the acquired property and equipment, and accordingly, we record no depreciation expense for the acquired assets. Expenditures for information technology salaries and expenses for the second fiscal quarter 2002 have been reclassified to general and administrative expenses to conform to the presentation for the same period in 2003.  This reclassification more appropriately reflects the overall corporate nature of our information technology expenses.  As a percentage of net sales, the reclassification reduced cost of goods sold and increased gross profit by 1.0% in the second fiscal quarter 2002.

Gross Profit.   Gross profit increased $4.2 million, or 194.1%, from $2.2 million for the second fiscal quarter 2002 to $6.4 million for the second fiscal quarter 2003.  This gross profit increase resulted from the combination of a sales volume improvement and a gross margin improvement.  The sales volume improvement was driven by the Advanced Circuits acquisition and was partially offset by a reduction in volume at our remaining facilities.  The gross margin improved to 15.7% in the second fiscal quarter 2003 from 9.4% in the second fiscal quarter 2002 due to improved absorption of fixed manufacturing overhead, principally depreciation; lower unit pricing for certain of our direct materials as a result of our greater purchasing power; and lower labor costs associated with our sales mix shift towards higher-layer count boards; partially offset by unabsorbed labor costs in certain of our facilities as well as higher direct materials costs due to our sales mix shift towards higher-layer count boards.

Operating Expenses.   Selling and marketing expenses increased $1.0 million from $1.6 million, or 6.8% of net sales, for the second fiscal quarter 2002 to $2.6 million, or 6.5% of net sales, for the second fiscal quarter 2003. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs and a lower commission rate associated with a mix shift to more standard lead-time products due primarily to our acquisition of Advanced Circuits.

General and administrative expenses increased $1.5 million from $1.3 million, or 5.5% of net sales, for the second fiscal quarter 2002 to $2.8 million, or 6.7% of net sales, for the second fiscal quarter 2003.  The increase in expenses as a percentage of net sales resulted primarily from higher personnel costs principally attributable to our acquisition of Advanced Circuits; higher corporate governance expenses, principally higher directors’ and officers’ liability insurance premiums and accounting and legal fees; transition costs to integrate Advanced Circuits; and higher information technology costs, mostly attributable to Advanced Circuits.  Information technology salaries and expenses for the second fiscal quarter 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the presentation for the same period in 2003.

Amortization of intangibles was for intangible assets with finite lives from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $0.3 million in both the second fiscal quarters 2003 and 2002.

Restructuring charges were incurred in the second fiscal quarter 2002 relating to our Burlington, Washington facility.  We reduced the facility’s labor force by 141 employees and recorded $0.9 million of restructuring charges.  The charges were primarily severance costs.  No restructuring charges were incurred in the second fiscal quarter 2003.

Interest Expense.   Interest expense decreased $0.1 million from $0.3 million for the second fiscal quarter 2002 to $0.2 million for the second fiscal quarter 2003 due to a lower average outstanding balance on our term loan partially offset by imputed interest expense on other long-term liabilities.

Other, Net.   Other, net, decreased $167,000 from income of $255,000 for the second fiscal quarter 2002 to income of $88,000 for the second fiscal quarter 2003.  This decrease resulted principally from lower interest income as a result of lower cash balances and interest rates.

Income Taxes.   Income taxes increased from a $0.6 million benefit for the second fiscal quarter 2002 to a $0.2 million provision for the second fiscal quarter 2003. The income tax benefit last year resulted from a pretax net loss, and the income tax provision in the second fiscal quarter 2003 resulted from pretax income.  Our effective tax rate for the second fiscal quarter ended June 30, 2003 and July 1, 2002 was approximately 33%.  Our effective tax rate is primarily impacted by certain non-deductible items.  We record income tax expense or benefit at a rate that is based on expected results for the year.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

First Two Fiscal Quarters 2003 Compared to the First Two Fiscal Quarters 2002

The first two fiscal quarters ended June 30, 2003 include the results of operations of Advanced Circuits, which was acquired in a stock purchase on December 26, 2002.  Advanced Circuits’ results of operations are not included in the first two fiscal quarters ended July 1, 2002.  There were 181 and 182 days in the first two fiscal quarters 2003 and 2002, respectively.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Two Quarters Ended
	July 1, 2002	June 30, 2003

Net sales	100.0%	100.0%
Cost of goods sold	89.9	86.4
Gross profit	10.1	13.6

Operating expenses:
Selling and marketing	6.9	6.4
General and administrative	4.5	6.9
Amortization of intangibles	1.3	0.7
Restructuring charges	1.9	0.3
Total operating expenses	14.6	14.3

Operating loss	(4.5)	(0.7)
Other income (expense):
Interest expense	(1.1)	(0.4)
Amortization of debt issuance costs	—	(0.1)
Other, net	0.7	0.2

Loss before income taxes and extraordinary item	(4.9)	(1.0)
Income tax benefit	1.6	0.3

Loss before extraordinary item	(3.3)	(0.7)
Extraordinary gain	—	1.0
Net income (loss)	(3.3)%	0.3%

Net Sales.    In the first two fiscal quarters ended June 30, 2003, our net sales mix shifted significantly towards the high-end computing end market and to a lesser extent towards the networking/communications infrastructure end market due to our acquisition of Advanced Circuits. Advanced Circuits accounted for over one-half of the total net sales for the first two fiscal quarters 2003, and a majority of its revenues are from the high-end computing and networking/communications infrastructure end markets. These end markets typically consist of products with high average layer counts. Our average layer count increased from 8.5 in the first two fiscal quarters 2002 to 13.9 in the first two fiscal quarters 2003.

Net sales increased 71.6% from $47.0 million in the first two fiscal quarters 2002 to $80.7 million in the first two fiscal quarters 2003 due to the acquisition of Advanced Circuits. The net sales increase from Advanced Circuits was partially offset by a decline in net sales from our remaining facilities, due primarily to a reduction in the volume of printed circuit boards sold.

Cost of Goods Sold.    Cost of goods sold increased $27.5 million, or 65.1%, from $42.2 million for the first two fiscal quarters 2002 to $69.7 million for the first two fiscal quarters 2003. Higher cost of goods sold resulted from higher labor, materials and variable overhead costs associated with an increase in the number of printed circuit boards sold. The volume of boards sold increased due to the acquisition of Advanced Circuits partially offset by lower volume sold at our remaining facilities. In addition, a reduction in fixed costs due to the closure of our Burlington, Washington facility in December 2002 favorably impacted our cost structure. As a percentage of net sales, cost of goods sold decreased from 89.9% for the first two fiscal quarters 2002 to 86.4% for the first two fiscal quarters 2003 due to improved absorption of fixed manufacturing overhead, principally depreciation; lower unit pricing for certain of our direct materials as a result of our greater purchasing power; and lower labor costs associated with a sales mix shift towards higher-layer count boards; partially offset by unabsorbed labor costs at certain of our facilities as well as higher direct materials costs associated with a sales mix shift towards higher layer-count boards. In connection with our acquisition of Advanced Circuits, no value was assigned to the acquired property and equipment and accordingly, we record no depreciation expense for the acquired assets. Expenditures for information technology salaries and expenses for the first two fiscal quarters 2002 have been reclassified to general and administrative expenses to conform to the presentation for the same period in 2003. This reclassification more appropriately reflects the overall corporate nature of our information technology expenses. As a percentage of net sales, the reclassification reduced cost of goods sold and increased gross profit by 1.0% in the first two fiscal quarters 2002.

Gross Profit.    Gross profit increased $6.2 million, or 129.2%, from $4.8 million for the first two fiscal quarters 2002 to $11.0 million for the first two fiscal quarters 2003. This gross profit increase resulted from the combination of a sales volume improvement and a gross margin improvement. The sales volume improvement was driven by the Advanced Circuits acquisition and was partially offset by a reduction in volume at our remaining facilities. The gross margin improved to 13.6% in the first two fiscal quarters 2003 from 10.1% in the first two fiscal quarters 2002 due to improved absorption of fixed manufacturing overhead, principally depreciation; lower unit pricing for certain of our direct materials as a result of our greater purchasing power; and lower labor costs as a result of our sales mix shift towards higher-layer count boards; partially offset by unabsorbed labor costs as well as higher direct materials costs due to our sales mix shift towards higher-layer count boards.

Operating Expenses.    Selling and marketing expenses increased $2.0 million from $3.2 million, or 6.9% of net sales, for the first two fiscal quarters 2002 to $5.2 million, or 6.4% of net sales, for the first two fiscal quarters 2003. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs and a lower commission rate associated with a mix shift to more standard lead-time products due primarily to our acquisition of Advanced Circuits.

General and administrative expenses increased $3.5 million from $2.1 million, or 4.5% of net sales, for the first two fiscal quarters 2002 to $5.6 million, or 6.9% of net sales, for the first two fiscal quarters 2003. The increase in expenses as a percentage of net sales resulted primarily from higher personnel costs principally attributable to our acquisition of Advanced Circuits; higher corporate governance expenses, principally higher directors’ and officers’ liability insurance premiums and accounting and legal fees; transition costs to integrate Advanced Circuits; and higher information technology costs, mostly attributable to Advanced Circuits. Information technology salaries and expenses for the first two fiscal quarters 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the presentation for the same period in 2003.

Amortization of intangibles was for intangible assets with finite lives from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $0.6 million in both the first two fiscal quarters 2003 and 2002.

Restructuring charges in the first fiscal quarter 2003 were $0.2 million for severance and other exit costs primarily related to eliminating 45 positions at our Redmond, Washington facility. Restructuring charges were incurred in the second fiscal quarter 2002 relating to our Burlington, Washington facility. We reduced the Burlington facility’s labor force by 141 employees and recorded $0.9 million of restructuring charges. The charges were primarily severance costs.

Interest Expense.    Interest expense decreased $0.3 million from $0.6 million for the first two fiscal quarters 2002 to $0.3 million for the first two fiscal quarters 2003 due to a lower average outstanding balance on our term loan partially offset by imputed interest expense on other long-term liabilities and higher amortization of debt issuance costs.

Other, Net.    Other, net decreased $143,000 from income of $308,000 for the first two fiscal quarters 2002 to income of $165,000 for the first two fiscal quarters 2003. This decrease resulted principally from lower interest income as a result of lower cash balances and interest rates.

Income Taxes.    The benefit for income taxes decreased from $0.8 million for the first two fiscal quarters 2002 to $0.2 million for the first two fiscal quarters 2003. This income tax benefit resulted from a pretax net loss in 2002 and a pretax loss before extraordinary item in 2003. Our effective tax rate for the first two fiscal quarters 2002 and 2003 was 32.6% and 30.7%, respectively. Our effective tax rate is primarily impacted by certain non-deductible items. We record income tax expense or benefit at a rate that is based on expected results for the year. If actual results for the year are more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Extraordinary Gain.    In the first two fiscal quarters 2003, we recorded an extraordinary gain of $0.8 million after resolving certain contingencies concerning the fair market value of certain assets acquired and liabilities assumed as part of our acquisition of Advanced Circuits. The extraordinary gain was due principally to the settlement of our claim for a working capital adjustment for $1.4 million, which was $0.6 million in excess of our estimate as of December 31, 2002. The fair value of the net assets acquired exceeded the cost to purchase Advanced Circuits, resulting in negative goodwill. In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets except current assets and deferred income taxes. The remaining unallocated negative goodwill was recorded as an extraordinary gain. We will continue our evaluation of fair market value of assets acquired and liabilities assumed as well as remaining contingencies during the remainder of 2003 and may make further purchase accounting adjustments if appropriate.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, proceeds from our public offerings and borrowings under debt agreements. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures and finance mergers and acquisitions. We anticipate that these uses will continue to be the principal demands on our cash in the future. As of June 30, 2003, we had working capital of approximately $40.6 million, compared to $40.4 million as of December 31, 2002.

Net cash provided by operating activities was $14.7 million in the first two fiscal quarters 2003, compared to $5.8 million in the first two fiscal quarters 2002, due primarily to receipt of a $5.7 million income tax refund in 2003 compared to a $3.7 million refund in 2002; conversion to cash of certain of the net working capital assets of Advanced Circuits that were acquired on December 26, 2002; and net income of $0.3 million for the two quarters ended June 30, 2003 compared to a net loss of $1.6 million for the two quarters ended July 1, 2002. The difference between our net income in the first two fiscal quarters 2003 of $0.3 million and our $14.7 million operating cash flow was primarily attributable to a decrease of $5.2 million in income taxes receivable, $4.6 million of depreciation and amortization expenses, a $2.5 million decrease in inventories, a $2.5 million decrease in prepaid expenses and other, a $1.5 million increase in accrued expenses, and a $1.3 million decrease in accounts receivable, partially offset by a $2.1 million decrease in accounts payable, a $0.8 million extraordinary gain, a $0.2 million increase in deferred income taxes, and a $0.1 million gain on sale of property, plant and equipment.

Net cash used in investing activities was $1.8 million in the first two fiscal quarters 2003, compared to $2.6 million in the first two fiscal quarters 2002. In the two fiscal quarters ended June 30, 2003 we purchased $1.7 million of property, plant and equipment and $0.4 million of finite-lived intangibles and we received $0.3 million in proceeds from the sale of property, plant and equipment. In the same period of 2002, we purchased $2.6 million of property, plant and equipment.

Net cash provided by financing activities was $0.2 million in the first two fiscal quarters 2003, compared to net cash provided by financing activities of $11.8 million in the first two fiscal quarters 2002. In the first two fiscal quarters 2003, we received proceeds of $0.4 million from employee stock option exercises and incurred $0.2 million of fees in connection with amending our credit agreement. In the same period of 2002, we received net proceeds of $15.3 million from a secondary stock offering, as well as $0.4 million of proceeds from employee stock option exercises and made principal repayments of $3.9 million on our long-term debt. In the fourth fiscal quarter 2002, we initiated a repurchase program for our common shares. We repurchased $0.2 million of our common stock in 2002, but did not repurchase any shares during the first two fiscal quarters 2003.

We entered into an amendment of our senior credit agreement as of April 30, 2003. We have a term loan with a remaining balance of $10.0 million that is payable in nine equal quarterly installments beginning on September 30, 2003 with a final maturity of September 30, 2005. We have a committed revolving loan facility of $25.0 million with a final maturity date of September 29, 2005. We may prepay the term loan and borrow, repay and reborrow under the revolving loan facility at any time. The term loan and the revolving loan bear interest at rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the credit agreement) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement. As of June 30, 2003, the term loan had an interest rate of 3.10%. Since the amendment effective date of April 30, 2003, our borrowings under the revolving facility are subject to a borrowing base or formula that is based on our accounts receivable and inventory. As of June 30, 2003 we had no outstanding revolving loan balances, and we were in compliance with our financial covenants. We pay a quarterly commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing, and as of June 30, 2003, we were in compliance with the covenants. As of June 30, 2003, we had $10.2 million of available borrowing capacity under our revolving loan facility.

The following table provides information on future payments under the Company’s credit facility, future minimum lease payments under non-cancelable operating leases and other long-term liabilities reflected on our balance sheet under generally accepted accounting principles as of June 30, 2003 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years
Long-term debt	$10,000	$4,444	$5,556	$—	$—
Operating leases	555	147	81	34	293
Other long-term liabilities(1)	3,638	598	1,231	1,294	515
Total contractual cash obligations	$14,193	$5,189	$6,868	$1,328	$808

(1)   Amounts shown are estimated gross payments pursuant to a contractual rebate obligation with a customer that we assumed in connection with our acquisition of Advanced Circuits. The amount reflected on our balance sheet as other long-term liabilities is the difference between the net present value of these estimated gross payments and the estimated gross payments due within the first year. The net present value of the contractual liability will differ from the gross payments shown due to our estimate of the timing of gross payments and the interest rate used to discount these gross payments (see “Critical Accounting Policies and Estimates”).

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have elected to continue using the intrinsic method of accounting for employee stock-based compensation.  We adopted the interim disclosure requirements in our consolidated condensed financial statements beginning in the first fiscal quarter 2003.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments:  Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities.  The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003.  The Company has not completed its analysis of the potential impacts from adopting the new reporting requirements of SFAS No. 150.

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

We are heavily dependent upon the worldwide electronics industry, which suffered a significant downturn in demand in 2001 and 2002, resulting in excess manufacturing capacity, increased price competition and slower moving inventories. This global slowdown decreased demand for our manufacturing services and lowered our sales and gross margins.

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, continued excess manufacturing capacity or an additional decline in the electronics industry could further negatively impact our business, results of operations and financial condition. Our net sales declined from $129.0 million in 2001 to $89.0 million in 2002. While we have recently experienced sequential quarterly increases in our net sales, this trend may not continue. A future decline in our net sales could harm our profitability and results of operations and could require us to record a valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets including goodwill and other intangible assets.

If excess global manufacturing capacity continues to exist, our gross margins may fall and/or we may have to incur restructuring charges if we choose to close any of our facilities.

Due to continuing fluctuations in demand, our facilities have been operating significantly below capacity. When we experience excess capacity, our sales revenues may not fully cover our fixed overhead expenses, and our gross margins will fall. In addition, we generally schedule our quick-turn production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity.

If we believe we have significant long-term excess capacity, we may decide to permanently close one or more of our facilities and lay off some of our employees. This could result in our recording restructuring charges such as we did in the second and fourth fiscal quarters 2002 due to the restructuring and subsequent closure of our Burlington, Washington facility and in the first fiscal quarter 2003 due to the lay off of employees at our Redmond, Washington facility.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.

A small number of customers are responsible for a significant portion of our net sales. Our 10 largest customers accounted for approximately 41.8% of our net sales in 2002 and 65.2% of our sales in the two fiscal quarters ended June 30, 2003. Our 2003 increase in customer concentration was due primarily to our acquisition of Advanced Circuits, which has a small number of large customers. If our customers fail to place orders with us at past levels, it would negatively affect our business, results of operations and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

Our customer concentration could fluctuate depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business, results of operations and financial condition and lead to declines in the price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

We compete against manufacturers in Asia where production costs are lower. These competitors may gain market share in our key market segments, which may have an adverse effect on the pricing of our products.

We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market. We do not have offshore facilities in lower cost locations, such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their capacity with advanced equipment to produce higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share, which may force us to lower our prices, reducing our gross margins.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.

Most of our sales are on an “open credit” basis, with standard industry payment terms. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Some of our customers are electronic manufacturing services companies located abroad, and our exposure to these foreign customers increased as a result of our December 2002 acquisition of Advanced Circuits. Our foreign sales are denominated in U.S. dollars, and are typically on the same “open credit” basis and terms described above. Our foreign receivables are expected to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool, but we periodically evaluate our risk management options.

Because of the slowdown in the global economy in 2001 and 2002, our exposure to the credit risks relating to our financing activities described above increased. Although we have programs in place to monitor and mitigate the associated risks, such programs may not be effective in reducing our credit risks. There have been bankruptcies among customers causing us to incur economic or financial losses. Should economic conditions not improve, we may incur additional losses. Although our losses have not been material to date, future losses, if incurred, could harm our business, operating results and financial condition.

We have expanded our operations through acquisitions, and we may have trouble integrating acquisitions. Acquisitions involve numerous risks.

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

•       the potential inability to identify assets best suited to our company’s business plan;

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

•       enter markets in which we have limited or no prior experience;

•       incur amortization expenses related to certain intangible assets;

•       incur large and immediate write-offs;

•       incur unanticipated costs; or

•       become subject to litigation and environmental issues.

Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We may not be able to raise additional funds in order to respond to technological changes as quickly as our competitors.

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

Competition in the printed circuit board market is intense, and we could lose industry market share if we are unable to maintain our current competitive position in markets using our quick-turn, high technology and high-mix manufacturing services.

The printed circuit board industry is intensely competitive, highly fragmented and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins and loss of market share. Our principal domestic competitors include DDi, Endicott Interconnect Technologies, Merix, Sanmina-SCI and Tyco. In addition, we increasingly compete on an international basis and new and emerging technologies may result in new competitors entering our market.

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

•       preferred vendor status with existing and potential customers;

•       greater name recognition; and

•       larger customer bases.

In addition, these competitors may respond more quickly to new or emerging technologies, or adapt more quickly to changes in customer requirements and devote greater resources to the development, promotion and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. During recessionary periods in the electronics industry, our strategy of providing quick-turn services, an integrated manufacturing solution and responsive customer service may take on reduced importance to our customers. As a result we may need to compete more on the basis of price, which could cause our margins to decline. Furthermore, printed circuit board manufacturers are currently experiencing overcapacity. Overcapacity, combined with weakness in demand for electronic products, results in increased competition and price erosion for printed circuit boards.

Our quarterly results of operations are often subject to demand fluctuations and seasonality. With a high level of fixed operating costs, even small revenue shortfalls would decrease our gross margins and potentially cause our stock price to decline.

Our quarterly results of operations vary for a variety of reasons, including:

•       timing of orders from and shipments to major customers;

•       the levels at which we utilize our manufacturing capacity;

•       price competition;

•       changes in our mix of revenues generated from quick-turn versus standard lead time production;

•       expenditures or write-offs, including those related to acquisitions or facility restructurings; and

•       expenses relating to expanding existing manufacturing facilities.

A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, unexpected revenue shortfalls may decrease our gross margins. In addition, we have experienced sales fluctuations due to seasonal patterns in the capital budgeting and purchasing cycles as well as inventory management practices of our customers and the end markets we serve. In particular, the seasonality of the computer industry and quick turn ordering patterns impact the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any quarterly period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock would likely decline.

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our customers, which could decrease revenues and harm our operating results.

We sell to customers on a purchase order basis rather than pursuant to long-term contracts. Our quick-turn orders are subject to particularly short lead times. Consequently, our net sales are subject to short-term variability in demand by our customers. Customers submitting a purchase order may cancel, reduce or delay their order for a variety of reasons. The level and timing of orders placed by our customers vary due to:

•       customer attempts to manage inventory;

•       changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used or to manufacture their own products internally;

•       variation in demand for our customers’ products; and

•       changes in new product introductions.

We have experienced terminations, reductions and delays in our customers’ orders. Further terminations, reductions or delays in our customers’ orders could harm our business, results of operations and financial condition.

The increasing prominence of electronic manufacturing services providers in the printed circuit board industry could reduce our gross margins, potential sales and customers.

In 2002, approximately 27% of our net sales were to electronic manufacturing services providers. For the two fiscal quarters ended June 30, 2003, approximately 62% of our net sales were to electronic manufacturing services providers. Electronic manufacturing services providers supply electronic product assembly services to original equipment manufacturers. Electronic manufacturing services companies also source on a global basis to a greater extent than original equipment manufacturers. The growth of electronic manufacturing services providers increases the purchasing power of such providers and could result in increased price competition, or the loss of existing original equipment manufacturer customers. In addition, some electronic manufacturing services providers, including several of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other electronic manufacturing services customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our original equipment manufacturer customers outsource the production of printed circuit boards to these electronic manufacturing services providers, our business, results of operations and financial condition may be harmed.

If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively impacted. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.

As of June 30, 2003, our consolidated balance sheet reflected $76.8 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist primarily of goodwill and other identifiable intangibles relating to our July 1999 acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, have a negative impact on earnings. In addition, we evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized.

If our net earnings do not recover or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record a valuation allowance against our net deferred tax assets.

As of June 30, 2003, we had net deferred tax assets of approximately $16.5 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations.

We rely on suppliers for the timely delivery of raw materials used in manufacturing our printed circuit boards, and an increase in industry demand or the presence of a shortage for these raw materials may increase the price of these raw materials and reduce our gross margins. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions, which we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins may decrease as we have to pay more for our raw materials. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

Damage to our manufacturing facilities could increase our costs of doing business and adversely affect our ability to deliver our manufacturing services on a timely basis.

We have three manufacturing facilities, which are located in Chippewa Falls, Wisconsin; Redmond, Washington; and Santa Ana, California. The destruction or closure of any of our manufacturing facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning or other natural disaster could increase our costs of doing business and harm our ability to deliver our manufacturing services on a timely basis and, consequently, our operating results.

Our manufacturing processes depend on the collective industry experience of our employees. If these employees were to leave us, our manufacturing processes may suffer and we may not be able to compete effectively.

We have limited patent or trade secret protection for our manufacturing process. We rely on the collective experience of our employees in the manufacturing process to ensure we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of our employees involved in our manufacturing process were to leave our employment and we were not able to replace these people with new employees with comparable experience, our manufacturing processes may suffer as we may be unable to keep up with innovations in the industry. As a result, we may lose our ability to continue to compete effectively.

We may be exposed to intellectual property infringement claims by third parties which could be costly to defend, could divert management’s attention and resources and, if successful, could result in liability.

We could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. For example, in the past we were informed that our prior use of a chemical solution in our manufacturing process may have infringed upon the intellectual property rights of the holder of the patent of the chemical solution. Although no legal action has been taken against us, any claims relating to this alleged infringement, even if not meritorious, could result in costly litigation and divert management’s attention and resources. In addition, if we are unsuccessful in disputing this assertion, we could be required to pay royalties or damages for our past use of the chemical solution. Similarly, we were advised that we have been added as a defendant in a patent infringement lawsuit filed in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that we have infringed certain “machine vision” and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. If we do not prevail in any litigation as a result of such allegations, our business may be harmed.

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

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. In connection with our acquisition of Advanced Circuits in December 2002, our sales mix shifted towards standard delivery time products, which have larger production runs and thereby increase our exposure to these types of defects. Since our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

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

At June 30, 2003, we had $10.0 million of indebtedness. In addition, subject to the restrictions under our various debt agreements, we may incur revolving loan indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

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

As of June 30, 2003, Circuit Holdings held approximately 39.3% of our outstanding stock. Thayer Capital Partners controls three entities that together own approximately 60.0% of Circuit Holdings and beneficially own approximately 45.8% of our shares. In addition, two of our directors are representatives of Thayer Capital Partners. Although Thayer Capital does not currently own any interests in our direct competitors, the interests of Thayer Capital Partners may not always coincide with our interests or those of our other shareholders. By virtue of its stock ownership and board representation, Thayer Capital Partners will continue to have a significant influence over all matters submitted to our board and our shareholders, including the election of our directors, and will be able to exercise significant control over our business, policies and affairs. Through its voting power, Thayer Capital Partners could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public shareholders.

Thayer Capital Partners has historically worked closely with Brockway Moran & Partners, Inc. Brockway Moran & Partners Fund, L.P. owns the remaining 40.0% of Circuit Holdings. In addition, one of our directors is a representative of Brockway Moran & Partners. Although there is no legal agreement requiring Thayer Capital Partners and Brockway Moran & Partners to vote their shares together or for their representatives on our board to vote together, given their relationship in the past these two entities may continue to work together, in which case they would exert substantial influence over our board and exercise voting control over approximately 47.8% of our outstanding shares that are beneficially owned by such entities.

The market price of our common stock has been highly volatile, and we expect this volatility to continue in the future.

The market price of our common stock has fluctuated significantly from $23.88 per share on October 22, 2000 to $1.20 per share on October 10, 2002 to $8.90 per share on August 1, 2003. The market price of our common stock may fluctuate further as a result of a number of factors. Factors that could cause fluctuations in the market price of our common stock include:

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

It is unlikely you would be able to recover damages from Arthur Andersen LLP.

                In June 2002, Arthur Andersen was convicted of federal obstruction of justice charges in connection with its destruction of documents related to Enron Corp. and subsequently ceased conducting business. In order to include audited financial statements in an annual report on Form 10-K or a registration statement, we are required to obtain a consent from the independent public accountants who reported or on the financial statements. Arthur Andersen cannot provide consents to include financial statements reported on by them in our annual report on Form 10-K or registration statements. The report covering the financial statements for our fiscal years ended December 31, 2000 and 2001 was previously issued by Arthur Andersen and has not been reissued by them. Because we are unable to obtain a consent from Arthur Andersen to the inclusion or incorporation by reference in any registration statement of their report covering the financial statements for the years ended December 31, 2000 and 2001, you will be unable to sue Arthur Andersen under Section 11 of the Securities Act for material misstatements or omissions. Since Arthur Andersen has ceased conducting business, it is unlikely you would be able to recover damages from Arthur Andersen for any claim against them.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our senior credit facility bears interest at floating rates.

The revolving loan bears interest ranging from 1.5% to 2.5% per annum plus the applicable LIBOR or from 0.5% to 1.0% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility.  As of June 30, 2003, the term loan had an interest rate of 3.10%. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

Item 4.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2003.  There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

Item 1.                                   Legal Proceedings

Not Applicable

Item 2.                                   Changes in Securities and Use of Proceeds

Not Applicable

Item 3.                                   Defaults Upon Senior Securities

Not Applicable

Item 4.                                   Submission of Matters to a Vote of Security Holders

We held our 2003 annual meeting of shareholders on June 26, 2003.  Jeffrey W. Goettman, Michael E. Moran and John G. Mayer were elected to the Company’s Board of Directors to serve as directors until their successors are elected and qualified.  The tabulation of votes on such matter is as follows:

Name	For	Withheld
Jeffrey W. Goettman	37,494,540	248,749
Michael E. Moran	37,494,758	248,531
John G. Mayer	37,341,490	401,799

The terms of the following four directors are also continuing: Kenton K. Alder, James K. Bass, Richard P. Beck and Douglas P. McCormick.

Item 5.                                   Other Information

Not Applicable

Item 6.                                   Exhibits and Reports on Form 8-K

(a)	Exhibits –

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)                                                                                 On May 1, 2003, we filed a Current Report on Form 8-K announcing our earnings for the first quarter ended March 31, 2003.

On May 7, 2003, we furnished a Current Report on Form 8-K pursuant to Regulation FD in connection with the disclosure of textual information from a slide show presentation given at the IPC Technology Market Research Council Conference of May 6, 2003.

On May 8, 2003, we furnished a  Current Report on Form 8-K pursuant to Regulation FD in connection with the disclosure of textual information from a slide show presentation given at the JP Morgan Technology & Telecom Conference of May 8, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated:	August 13, 2003	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated:	August 13, 2003	/s/ Stacey M. Peterson
Stacey M. Peterson
Chief Financial Officer and Secretary