Form 10-Q
period 2003-09-29
TTM TECHNOLOGIES INC
filed 2003-11-06
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2003

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒   No ☐

Number of shares of common stock, no par value, of registrant outstanding at November 3, 2003:  40,459,931

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2002 and September 29, 2003
(unaudited)
(In thousands)

	December 31, 2002	September 29, 2003
Assets
Current assets:
Cash and cash equivalents	$18,879	$31,314
Accounts receivable, net of allowances of $4,008 and $3,423, respectively	17,913	24,904
Inventories, net	10,485	8,165
Prepaid expenses and other	3,083	719
Asset held for sale	2,797	2,785
Income taxes receivable	5,230	—
Deferred income taxes	1,867	1,399
Total current assets	60,254	69,286

Property, plant and equipment:
Property, plant and equipment, at cost	72,948	75,678
Less accumulated depreciation	(27,379)	(31,714)
Property, plant and equipment, net	45,569	43,964
Other assets:
Debt issuance costs, net	49	214
Deferred income taxes	14,442	13,826
Goodwill	63,153	63,153
Intangibles, net of accumulated amortization of $4,164 and $5,094, respectively	13,865	13,285
Deposits and other	174	515
Total other assets	91,683	90,993
	$197,506	$204,243
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,222	$4,444
Accounts payable	12,540	9,421
Accrued salaries, wages and benefits	3,773	7,852
Other accrued expenses	752	1,126
Current portion other long-term liabilities	562	877
Total current liabilities	19,849	23,720

Long-term debt, less current maturities	7,778	5,556
Other long-term liabilities, less current portion	2,453	1,966
Total long-term liabilities	10,231	7,522
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized, 39,724 and 40,260 shares issued and outstanding, respectively	149,936	152,608
Retained earnings	17,664	20,451
Deferred stock-based compensation	(174)	(58)
Total shareholders’ equity	167,426	173,001
	$197,506	$204,243

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
For the Quarter and Three Quarters Ended September 30, 2002 and September 29, 2003
(unaudited)
(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	September 30, 2002	September 29, 2003	September 30, 2002	September 29, 2003

Net sales	$20,557	$45,327	$67,578	$126,008
Cost of goods sold	17,456	35,871	59,690	105,580
Gross profit	3,101	9,456	7,888	20,428
Operating expenses:
Selling and marketing	1,534	2,704	4,780	7,893
General and administrative	1,713	2,740	3,810	8,320
Amortization of intangibles	300	300	901	901
Restructuring charges	—	—	907	203
Total operating expenses	3,547	5,744	10,398	17,317
Operating income (loss)	(446)	3,712	(2,510)	3,111
Other income (expense):
Interest expense	(266)	(144)	(808)	(451)
Amortization of debt issuance costs	(10)	(32)	(31)	(71)
Other, net	192	104	500	269
Total other expense, net	(84)	(72)	(339)	(253)
Income (loss) before income taxes and extraordinary item	(530)	3,640	(2,849)	2,858
Income tax benefit (provision)	161	(1,353)	918	(1,113)
Income (loss) before extraordinary item	(369)	2,287	(1,931)	1,745
Extraordinary gain	—	218	—	1,042
Net income (loss)	$(369)	$2,505	$(1,931)	$2,787

Basic and diluted earnings per share:
Income (loss) before extraordinary item	$(0.01)	$0.06	$(0.05)	$0.04
Extraordinary item	—	0.00	—	0.03
Net income (loss)	$(0.01)	$0.06	$(0.05)	$0.07

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
For the Three Quarters Ended September 30, 2002 and September 29, 2003
(unaudited)
(In thousands)

	Three Quarters Ended
	September 30, 2002	September 29, 2003
Cash flows from operating activities:
Net income (loss)	$(1,931)	$2,787
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	—	(1,042)
Depreciation on property, plant and equipment	6,722	5,795
Net loss (gain) on sale of property, plant and equipment	34	(64)
Amortization of other intangible assets	901	930
Other amortization	72	296
Deferred income taxes	3,329	1,084
Changes in operating assets and liabilities:
Accounts receivable, net	2,095	(6,846)
Inventories, net	(31)	2,390
Prepaid expenses and other	(38)	2,934
Income taxes receivable	(618)	5,230
Accounts payable	(2,594)	(2,514)
Accrued salaries, wages and benefits and other accrued expenses	(351)	3,823

Net cash provided by operating activities	7,590	14,803

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(6,686)	(4,752)
Purchase of intangibles	—	(350)
Proceeds from sale of property, plant and equipment	13	297

Net cash used in investing activities	(6,673)	(4,805)

Cash flows from financing activities:
Principal payments on long-term debt	(5,906)	—
Sale of common stock for cash, net of offering costs	15,283	1,738
Proceeds from exercise of common stock options	471	934
Payment of debt issuance costs	—	(235)

Net cash provided by financing activities	9,848	2,437

Net increase in cash and cash equivalents	10,765	12,435
Cash and cash equivalents at beginning of period	24,490	18,879

Cash and cash equivalents at end of period	$35,255	$31,314

Supplemental cash flow information:
Cash paid for interest	$763	$230
Cash refunded from income taxes	$3,652	$5,705

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)

(1) Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31.  The third fiscal quarters 2002 and 2003 each contained 91 days.  The three fiscal quarters ended September 30, 2002 and September 29, 2003 contained 273 and 272 days, respectively.

Expenditures for information technology salaries and expenses for the third fiscal quarter and three fiscal quarters ended September 30, 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the 2003 presentation.

(2) Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  Inventories as of December 31, 2002 and September 29, 2003 consist of the following:

	December 31, 2002	September 29, 2003

Raw materials	$2,956	$2,005
Work-in-process	5,459	4,667
Finished goods	2,070	1,493
	$10,485	$8,165

(3) Earnings Per Share

Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarter and three quarters ended September 30, 2002 and September 29, 2003:

	Quarter Ended September 30, 2002			Quarter Ended September 29, 2003
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$(369)	39,844	$(0.01)	$2,505	39,929	$0.06
Effect of options and warrants		—			1,222

Diluted EPS	$(369)	39,844	$(0.01)	$2,505	41,151	$0.06

	Three Quarters Ended September 30, 2002			Three Quarters Ended September 29, 2003
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$(1,931)	39,426	$(0.05)	$2,787	39,849	$0.07
Effect of options and warrants		—			865

Diluted EPS	$(1,931)	39,426	$(0.05)	$2,787	40,714	$0.07

The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share.  Accordingly, during periods for which the Company has a loss before extraordinary items, the impact from the assumed exercise of stock options is not considered.  In addition, for the fiscal quarter and three fiscal quarters ended September 29, 2003, options to purchase 641 and 730 shares of common stock, respectively, were not considered because the exercise price of the options was greater than the average fair value of common stock during the period.

(4) Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated in the electronics and electronic manufacturing services industries, and some of which are located outside the United States. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company makes judgments as to its ability to collect outstanding trade receivables when collection becomes doubtful.  Provisions are made based upon a specific review of significant outstanding invoices, historical collection experience and current economic trends.

As of September 30, 2002, five customers in the aggregate accounted for 25% of total accounts receivable.  As of September 29, 2003, five customers in the aggregate accounted for 51% of total accounts receivable.  For the quarter and three quarters ended September 30, 2002, no customer accounted for more than 10% of net sales.  For the quarter and three quarters ended September 29, 2003, two customers accounted for 22% and 12%, and 22% and 14% of net sales, respectively.  For the quarter ended September 30, 2002 and September 29, 2003, the Company’s net sales to its ten largest customers accounted for 40% and 64% of its net sales, respectively.  For the three quarters ended September 30, 2002 and September 29, 2003, the Company’s net sales to its ten largest customers accounted for 42% and 64% of its net sales, respectively.  If any one or group of these customers were lost or their receivable balances should be deemed to be uncollectible, it would have a material adverse effect on the Company’s financial condition and results of operations.

(5) Acquisition of Advanced Circuits, Inc.

On December 26, 2002, the Company acquired the stock of Honeywell Advanced Circuits, Inc. (“Advanced Circuits”) from Honeywell International, Inc. (“Honeywell”).  The acquisition was accounted for under the purchase method of accounting. The fair value of the assets received exceeded the costs to purchase resulting in negative goodwill.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets.  The Company recorded its preliminary purchase accounting allocation in the fourth fiscal quarter 2002 which resulted in the Company recording an extraordinary gain of $6,296.  During the three quarters ended September 29, 2003, the Company continued to evaluate the fair market value of assets acquired and liabilities assumed as well as certain contingencies.  For the quarter and three quarters ended September 29, 2003, the Company recorded additional extraordinary gains of $218 and $1,042, respectively.  The extraordinary gains were composed of certain adjustments to the fair market value of assets acquired and liabilities assumed and a working capital adjustment as defined in the purchase agreement.  The Company will continue its evaluation during the remainder of 2003 and may make further purchase accounting adjustments if appropriate.

In connection with the acquisition, the Company was entitled to a reimbursement from Honeywell if Advanced Circuits’ working capital, as defined in the agreement, was less than $13,900.  At the closing date, the working capital was less than $13,900.  In the quarter ended March 31, 2003, the Company settled its claim against the seller in the amount of $1,400 for the working capital shortfall, which amount was $570 in excess of the estimated settlement as of December 31, 2002.

The unaudited pro forma information below presents the results of operations for the quarter and three quarters ended September 30, 2002 as if the Advanced Circuits acquisition occurred at the beginning of 2002, after giving effect to certain adjustments (to remove expenses related to assets not acquired and liabilities not assumed and interest expense and amortization of deferred financing costs related to the incremental pay down of debt and the related income tax effects).  The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2002 or of the results which may occur in the future.

Quarter Ended September 30, 2002
Net sales	$49,673
Net loss	(8,962)
Basic and diluted loss per share	$(0.22)

Three Quarters Ended September 30, 2002
Net sales	$171,506
Net loss	(55,100)
Basic and diluted loss per share	$(1.40)

(6) Restructuring Charges

During the fourth quarter of 2002, the Company consolidated manufacturing capabilities by closing its Burlington, Washington facility to better manage and control its business.  The building and equipment are currently held for sale and recorded at their estimated fair value less selling costs.  Due to the inherent uncertainty of the estimates involved, the value of the assets held for sale could change in the near term which could result in an additional impairment charge. During the quarter ended March 31, 2003, a $203 restructuring charge was taken for severance and other exit charges primarily in connection with the lay off of 45 employees at the Company’s Redmond, Washington facility.  The chart below shows the additions to and utilization of the accrued restructuring charges during the three quarters ended September 29, 2003.

	Severance	Other Exit Charges	Total
Balance December 31, 2002	$325	$204	$529
Restructuring charges	200	3	203
Utilization	(525)	(105)	(630)
Balance September 29, 2003	$—	$102	$102

(7) Long-Term Debt and Other Obligations

The Company entered into an amendment of its senior credit facility (“Credit Facility”) as of April 30, 2003 to reschedule the payments of its remaining $10,000 term loan to nine equal quarterly installments beginning September 30, 2003; establish a borrowing base for its $25,000 revolving loan facility based upon accounts receivable and inventory; change the interest rates on the term loan and revolving loan facility to rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the Credit Facility) plus 0.5% to 1.0%; and modify certain of its financial covenants.  The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement.  The revolving loan facility final maturity date of September 29, 2005 remained unchanged.  As of September 29, 2003, $10,000 was outstanding under the term loan at an interest rate of 2.85% and no amounts were outstanding under the revolving loan facility.  As of September 29, 2003, the Company had $15,763 of available borrowing capacity under its revolving loan facility.

During the three quarters ended September 29, 2003, the Company incurred additional debt issuance costs of $235 in connection with the amendment to the Credit Facility discussed in the preceding paragraph.  These additional costs are being amortized over the remaining life of the Credit Facility.

(8) Common Stock and Stock Options

The Company completed a secondary offering in September 2003 in which the Company sold 200 shares and the selling shareholders sold 12,450 shares at a price of $12.00 per share.  The Company received net proceeds of approximately $1,738, after the underwriting discounts of $0.63 per share and other secondary offering expenses of approximately $536.

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

SFAS No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure,” amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has elected to adopt the “disclosure only” provisions of SFAS No. 148.

If compensation expense for all stock options had been determined consistent with SFAS No. 123, the Company’s net income (loss) and earnings per share for the quarter and three quarters ended September 30, 2002 and September 29, 2003 would have been as follows:

	Quarter Ended
	September 30, 2002	September 29, 2003
Net income (loss):
As reported	$(369)	$2,505
Add: Amortization of deferred compensation	13	90
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(548)	(592)
Pro forma	$(904)	$2,003
Basic and diluted earnings per share:
As reported	$(0.01)	$0.06
Pro forma	(0.02)	0.05

	Three Quarters Ended
	September 30, 2002	September 29, 2003
Net income (loss):
As reported	$(1,931)	$2,787
Add: Amortization of deferred compensation	41	116
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,551)	(1,788)
Pro forma	$(3,441)	$1,115
Basic and diluted earnings per share:
As reported	$(0.05)	$0.07
Pro forma	(0.09)	0.03

During the three quarters ended September 29, 2003, the Company issued options to employees and independent directors to purchase 300 shares of common stock at a weighted-average exercise price of $4.59 per share.

During the three quarters ended September 29, 2003, employees exercised stock options to purchase 336 shares of common stock at an average exercise price of $2.78 per share for total proceeds of $934.

At September 29, 2003, there were outstanding options to purchase 2,684 shares of common stock with a weighted average exercise price of $5.66 per share.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q.  This discussion and analysis contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.

Overview

We are a one-stop provider of time-critical and technologically complex, multilayer printed circuit boards, which serve as the foundation of sophisticated electronic products. We serve high-end commercial markets—including networking/communications infrastructure, high-end computing and industrial/medical—which are characterized by high levels of complexity, short life cycles and moderate production volumes. Our customers include original equipment manufacturers (“OEMs”) and electronic manufacturing services (“EMS”) companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market.

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

We support a broad and diverse customer base.  We measure customers as those companies that place at least two orders in a 12-month period.  As of December 31, 2002, we had approximately 565 customers, and as of September 29, 2003, we had approximately 590 customers.  Sales to our top 10 customers increased from 40% of our net sales for the third fiscal quarter 2002 to 64% of our net sales for the third fiscal quarter 2003.  Our customer concentration and end market mix both changed in the third fiscal quarter 2003 and three fiscal quarters 2003 as a result of our acquisition of TTM Advanced Circuits, Inc. (“Advanced Circuits”) on December 26, 2002.

We sell to OEMs both directly and through EMS companies.  The majority of our sales to EMS providers are on behalf of OEMs.  We generally negotiate product pricing and volumes directly with our OEM customers, rather than with the EMS companies.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	Third Fiscal Quarter		Three Fiscal Quarters
End Markets (1)	2002	2003	2002	2003

Networking	29.8%	41.7%	30.7%	38.1%
High-End Computing	11.5	32.0	12.9	36.9
Industrial/Medical	27.9	13.6	28.3	11.6
Computer Peripherals	22.6	8.3	20.2	8.5
Handheld/Cellular	2.5	1.5	2.8	1.7
Other	5.7	2.9	5.1	3.2
Total	100.0%	100.0%	100.0%	100.0%

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

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are attributable to our quick-turn business. During the fourth fiscal quarter 2002, we performed an impairment assessment of our (i) goodwill in accordance with SFAS No. 142, which requires the use of a fair-value based analysis and (ii) long-lived tangible assets and definite-lived intangible assets in accordance with SFAS No. 144, which requires the use of an analysis of expected future undiscounted cash flows over the remaining life of the asset. As of December 31, 2002, we determined that no impairment existed, except with respect to certain assets held for sale in connection with the closure of our Burlington, Washington facility. At September 29, 2003, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Deferred tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At September 29, 2003, we have a net deferred income tax asset of $15.2 million. This amount is net of a valuation allowance of approximately $12.5 million. Should our expectations of taxable income change in future periods, it may become necessary to record a change to our valuation allowance, which would affect our results of operations in the period such a determination is made. In addition, we record income tax expense or benefit at a rate that is based on expected results for the fiscal year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

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

In connection with our acquisition of Advanced Circuits in December 2002, we became contractually responsible for the majority of a rebate obligation to a customer. The rebate is based on a percentage of net sales to this customer. We made estimates as part of purchase accounting regarding the amount and timing of future net sales to this customer and have applied a discount factor to those estimated rebates to estimate the present value of our obligation. We have also estimated that portion of the total obligation which we believe is a current liability. Based on our future net sales experience with this customer and periodic reviews of our estimates, we may change our estimate of this obligation and the portion that is a current liability.

Results of Operations

Third Fiscal Quarter 2003 Compared to the Third Fiscal Quarter 2002

The third fiscal quarter ended September 29, 2003 includes the results of operations of Advanced Circuits which was acquired in a stock purchase on December 26, 2002.  Advanced Circuits’ results of operations are not included in the third fiscal quarter ended September 30, 2002.  There were 91 days in the third fiscal quarters 2003 and 2002.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	September 30, 2002	September 29, 2003

Net sales	100.0%	100.0%
Cost of goods sold	84.9	79.1
Gross profit	15.1	20.9

Operating expenses:
Selling and marketing	7.5	6.0
General and administrative	8.3	6.0
Amortization of intangibles	1.5	0.7
Total operating expenses	17.3	12.7

Operating income (loss)	(2.2)	8.2
Other income (expense):
Interest expense	(1.3)	(0.3)
Amortization of debt issuance costs	(0.0)	(0.1)
Other, net	0.9	0.2

Income (loss) before income taxes and extraordinary item	(2.6)	8.0
Income tax benefit (provision)	0.8	(3.0)
Income (loss) before extraordinary item	(1.8)	5.0
Extraordinary gain	—	0.5
Net income (loss)	(1.8)%	5.5%

Net Sales.   In the third fiscal quarter ended September 29, 2003, our net sales mix shifted significantly towards the networking/communications infrastructure end market and to a lesser extent towards the high-end computing end market due to our acquisition of Advanced Circuits.  Advanced Circuits accounted for over one-half of the total net sales for the third fiscal quarter 2003, and the majority of its customers are in the networking/communications infrastructure and high-end computing end markets.  These end markets typically consist of products with high average layer counts.  Our average layer count increased from 8.6 in the third fiscal quarter 2002 to 14.5 in the third fiscal quarter 2003.

Net sales increased 120.5% from $20.6 million in the third fiscal quarter 2002 to $45.3 million in the third fiscal quarter 2003 due to the acquisition of Advanced Circuits and organic growth.   The organic growth was primarily due to an increase in the volume of printed circuit boards sold at our remaining facilities.

Cost of Goods Sold.   Cost of goods sold increased $18.4 million, or 105.5%, from $17.5 million for the third fiscal quarter 2002 to $35.9 million for the third fiscal quarter 2003.  Higher cost of goods sold resulted from higher labor, materials and variable overhead costs associated with an increase in the number of printed circuit boards sold.  The volume of boards sold increased due to the acquisition of Advanced Circuits and organic growth at our remaining facilities.  In addition, a reduction in fixed costs due to the closure of our Burlington, Washington facility in December 2002 favorably impacted our cost structure.  As a percentage of net sales, cost of goods sold decreased from 84.9% for the third fiscal quarter 2002 to 79.1% for the third fiscal quarter 2003 primarily due to improved absorption of manufacturing overhead and greater labor efficiency.  In addition, we benefited from lower unit pricing for our direct materials partially offset by higher direct materials costs associated with a sales mix shift towards higher layer-count boards.  In connection with our acquisition of Advanced Circuits, no value was assigned to the acquired property and equipment, and accordingly, we record no depreciation expense for the acquired assets.

Expenditures for information technology salaries and expenses for the third fiscal quarter 2002 have been reclassified to general and administrative expenses to conform to the presentation for the same period in 2003.  This reclassification more appropriately reflects the overall corporate nature of our information technology expenses.  As a percentage of net sales, the reclassification reduced cost of goods sold and increased gross profit by 1.3% in the third fiscal quarter 2002.

Gross Profit.   Gross profit increased $6.4 million, or 204.9% from $3.1 million for the third fiscal quarter 2002 to $9.5 million for the third fiscal quarter 2003.  The gross profit increased due to sales volume and gross margin improvements.  Higher sales volume resulted from our Advanced Circuits acquisition and organic growth at our remaining facilities.  The gross margin improved to 20.9% in the third fiscal quarter 2003 from 15.1% in the third fiscal quarter 2002 primarily due to improved absorption of manufacturing overhead and greater labor efficiency.  In addition, we benefited from lower unit pricing for our direct materials partially offset by higher direct materials costs associated with a sales mix shift towards higher layer-count boards.

Operating Expenses.   Selling and marketing expenses increased $1.2 million from $1.5 million, or 7.5% of net sales, for the third fiscal quarter 2002 to $2.7 million, or 6.0% of net sales, for the third fiscal quarter 2003. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs and a lower commission rate associated with a mix shift to more standard lead-time products.

General and administrative expenses increased $1.0 million from $1.7 million, or 8.3% of net sales, for the third fiscal quarter 2002 to $2.7 million, or 6.0% of net sales, for the third fiscal quarter 2003.  The increase in expenses resulted primarily from higher personnel costs principally attributable to our acquisition of Advanced Circuits; higher corporate governance expenses, principally higher directors’ and officers’ liability insurance premiums and accounting and legal fees; transition costs to integrate Advanced Circuits; and higher information technology costs.  General and administrative expenses decreased as a percentage of net sales due to the relatively fixed nature of these expenses and our higher sales base.  Information technology salaries and expenses for the third fiscal quarter 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the presentation for the same period in 2003.

Amortization of intangibles relates primarily to intangible assets with finite lives from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $0.3 million in both the third fiscal quarters 2003 and 2002.

Interest Expense.   Interest expense decreased $0.1 million from $0.3 million for the third fiscal quarter 2002 to $0.2 million for the third fiscal quarter 2003 due to a lower average outstanding balance on our term loan partially offset by imputed interest expense on other long-term liabilities and higher amortization of debt issuance costs.

Other, Net.   Other, net, decreased $0.1 million from income of $0.2 million for the third fiscal quarter 2002 to income of $0.1 million for the third fiscal quarter 2003.  This decrease resulted principally from lower interest income as a result of lower cash balances and interest rates.

Income Taxes.   Income taxes increased from a $0.2 million benefit for the third fiscal quarter 2002 to a $1.4 million provision for the third fiscal quarter 2003. The income tax benefit last year resulted from a pretax loss, and the income tax provision in the third fiscal quarter 2003 resulted from pretax income.  Our effective tax rate for the third fiscal quarter ended September 29, 2003 was approximately 37% and the effective tax rate for the third fiscal quarter September 30, 2002 was approximately 30%.  Our effective tax rate is primarily impacted by certain non-deductible items, state income tax apportionment and state income tax credits.  We record income tax expense or benefit at a rate that is based on expected results for the year.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Extraordinary Gain.   In the third fiscal quarter 2003, we recorded an extraordinary gain of $0.2 million after resolving certain contingencies concerning the fair market value of certain assets acquired and liabilities assumed as part of our acquisition of Advanced Circuits.  The fair value of the net assets acquired exceeded the cost to purchase Advanced Circuits, resulting in negative goodwill. In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets except current assets and deferred income taxes. The remaining unallocated negative goodwill was recorded as an extraordinary gain. We will continue our evaluation of fair market value of assets acquired and liabilities assumed as well as remaining contingencies during the remainder of 2003 and may make further purchase accounting adjustments if appropriate.

First Three Fiscal Quarters 2003 Compared to the First Three Fiscal Quarters 2002

The first three fiscal quarters ended September 29, 2003 include the results of operations of Advanced Circuits, which was acquired in a stock purchase on December 26, 2002.  Advanced Circuits’ results of operations are not included in the first three fiscal quarters ended September 30, 2002.  There were 272 and 273 days in the first three fiscal quarters 2003 and 2002, respectively.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Quarters Ended
	September 30, 2002	September 29, 2003

Net sales	100.0%	100.0%
Cost of goods sold	88.3	83.8
Gross profit	11.7	16.2

Operating expenses:
Selling and marketing	7.1	6.3
General and administrative	5.6	6.6
Amortization of intangibles	1.3	0.7
Restructuring charges	1.4	0.1
Total operating expenses	15.4	13.7

Operating income (loss)	(3.7)	2.5
Other income (expense):
Interest expense	(1.2)	(0.3)
Amortization of debt issuance costs	(0.0)	(0.1)
Other, net	0.7	0.2

Income (loss) before income taxes and extraordinary item	(4.2)	2.3
Income tax benefit (provision)	1.3	(0.9)

Income (loss) before extraordinary item	(2.9)	1.4
Extraordinary gain	—	0.8
Net income (loss)	(2.9)%	2.2%

Net Sales.    In the first three fiscal quarters ended September 29, 2003, our net sales mix shifted significantly towards the high-end computing end market and to a lesser extent towards the networking/communications infrastructure end market due to our acquisition of Advanced Circuits. Advanced Circuits accounted for over one-half of the total net sales for the first three fiscal quarters 2003, and a majority of its revenues are from the high-end computing and networking/communications infrastructure end markets. These end markets typically consist of products with high average layer counts. Our average layer count increased from 8.5 in the first three fiscal quarters 2002 to 14.2 in the first three fiscal quarters 2003.

Net sales increased 86.5% from $67.6 million in the first three fiscal quarters 2002 to $126.0 million in the first three fiscal quarters 2003 due to the acquisition of Advanced Circuits. The net sales increase from Advanced Circuits was partially offset by a decline in net sales from our remaining facilities, due primarily to a reduction in the volume of printed circuit boards sold.

Cost of Goods Sold.    Cost of goods sold increased $45.9 million, or 76.9%, from $59.7 million for the first three fiscal quarters 2002 to $105.6 million for the first three fiscal quarters 2003. Higher cost of goods sold resulted from higher labor, materials and variable overhead costs associated with an increase in the number of printed circuit boards sold. The volume of boards sold increased due to the acquisition of Advanced Circuits partially offset by lower volume sold at our remaining facilities. In addition, a reduction in fixed costs due to the closure of our Burlington, Washington facility in December 2002 favorably impacted our cost structure. As a percentage of net sales, cost of goods sold decreased from 88.3% for the first three fiscal quarters 2002 to 83.8% for the first three fiscal quarters 2003 primarily due to improved absorption of fixed manufacturing overhead, principally depreciation.  In addition, we benefited from lower unit pricing for our direct materials partially offset by higher direct materials costs associated with a sales mix shift towards higher layer-count boards. In connection with our acquisition of Advanced Circuits, no value was assigned to the acquired property and equipment and accordingly, we record no depreciation expense for the acquired assets.

Expenditures for information technology salaries and expenses for the first three fiscal quarters 2002 have been reclassified to general and administrative expenses to conform to the presentation for the same period in 2003. This reclassification more appropriately reflects the overall corporate nature of our information technology expenses. As a percentage of net sales, the reclassification reduced cost of goods sold and increased gross profit by 1.1% in the first three fiscal quarters 2002.

Gross Profit.    Gross profit increased $12.5 million, or 159.0%, from $7.9 million for the first three fiscal quarters 2002 to $20.4 million for the first three fiscal quarters 2003. The gross profit increased due to sales volume and gross margin improvements. The sales volume improvement was due to our Advanced Circuits acquisition and was partially offset by a reduction in volume at our remaining facilities. The gross margin improved to 16.2% in the first three fiscal quarters 2003 from 11.7% in the first three fiscal quarters 2002 primarily due to improved absorption of fixed manufacturing overhead, principally depreciation.  In addition, we benefited from lower unit pricing for our direct materials partially offset by higher direct materials costs associated with a sales mix shift towards higher layer-count boards.

Operating Expenses.    Selling and marketing expenses increased $3.1 million from $4.8 million, or 7.1% of net sales, for the first three fiscal quarters 2002 to $7.9 million, or 6.3% of net sales, for the first three fiscal quarters 2003. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs and a lower commission rate associated with a mix shift to more standard lead-time products.

General and administrative expenses increased $4.5 million from $3.8 million, or 5.6% of net sales, for the first three fiscal quarters 2002 to $8.3 million, or 6.6% of net sales, for the first three fiscal quarters 2003. The increase in expenses in total and as a percentage of net sales resulted primarily from higher personnel costs principally attributable to our acquisition of Advanced Circuits; higher corporate governance expenses, principally higher directors’ and officers’ liability insurance premiums and accounting and legal fees; transition costs to integrate Advanced Circuits; and higher information technology costs. Information technology salaries and expenses for the first three fiscal quarters 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the presentation for the same period in 2003.

Amortization of intangibles relates primarily to intangible assets with finite lives from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $0.9 million in both the first three fiscal quarters 2003 and 2002.

Restructuring charges in the first three fiscal quarters 2003 were $0.2 million for severance and other exit costs primarily related to eliminating 45 positions at our Redmond, Washington facility during the first fiscal quarter. Restructuring charges were incurred in first three fiscal quarters 2002 relating to our Burlington, Washington facility.  We reduced the Burlington facility’s labor force by 141 employees and recorded $0.9 million of restructuring charges in the second fiscal quarter 2002. The charges were primarily severance costs.

Interest Expense.    Interest expense decreased $0.3 million from $0.8 million for the first three fiscal quarters 2002 to $0.5 million for the first three fiscal quarters 2003 due primarily to a lower average outstanding balance on our term loan in 2003 partially offset by imputed interest expense on other long-term liabilities and higher amortization of debt issuance costs.

Other, Net.    Other, net decreased $0.2 million from income of $0.5 million for the first three fiscal quarters 2002 to income of $0.3 million for the first three fiscal quarters 2003. This decrease resulted principally from lower interest income as a result of lower cash balances and interest rates.

Income Taxes.    Income taxes increased from a $0.9 million benefit for the first three fiscal quarters 2002 to a $1.1 million provision for the first three fiscal quarters 2003.  The income tax benefit last year resulted from a pretax loss, and the income tax provision in the third fiscal quarter 2003 resulted from pretax income.  Our effective tax rate for the first three fiscal quarters 2002 and 2003 was approximately 32% and 39%, respectively. Our effective tax rate is primarily impacted by certain non-deductible items, state income tax apportionment and state income tax credits. We record income tax expense or benefit at a rate that is based on expected results for the year. If actual results for the year are more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Extraordinary Gain.    In the first three fiscal quarters 2003, we recorded extraordinary gains of $1.0 million after resolving certain contingencies concerning the fair market value of certain assets acquired and liabilities assumed as part of our acquisition of Advanced Circuits. The extraordinary gains were due principally to the settlement of our claim for a working capital adjustment for $1.4 million, which was $0.6 million in excess of our estimate as of December 31, 2002. The fair value of the net assets acquired exceeded the cost to purchase Advanced Circuits, resulting in negative goodwill. In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets except current assets and deferred income taxes. The remaining unallocated negative goodwill was recorded as an extraordinary gain. We will continue our evaluation of fair market value of assets acquired and liabilities assumed as well as remaining contingencies during the remainder of 2003 and may make further purchase accounting adjustments if appropriate.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, proceeds from our public offerings and borrowings under debt agreements. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures, fund working capital, and finance mergers and acquisitions. We anticipate that these uses will continue to be the principal demands on our cash in the future. As of September 29, 2003, we had working capital of approximately $45.6 million, compared to $40.4 million as of December 31, 2002.

Net cash provided by operating activities was $14.8 million in the first three fiscal quarters 2003, compared to $7.6 million in the first three fiscal quarters 2002, due primarily to net income of $2.8 million for the three quarters ended September 29, 2003 compared to a net loss of $1.9 million for the three quarters ended September 30, 2002; conversion to cash of certain of the net working capital assets of Advanced Circuits that were acquired on December 26, 2002; and receipt of a $5.7 million income tax refund in 2003 compared to a $3.7 million refund in 2002. The difference between our net income in the first three fiscal quarters 2003 of $2.8 million and our $14.8 million operating cash flow was primarily attributable to $7.0 million of depreciation and amortization expenses, a decrease of $5.2 million in income taxes receivable, a $3.8 million increase in accrued expenses, a $2.9 million decrease in prepaid expenses and other, a $2.4 million decrease in inventories, and a $1.1 million decrease in net deferred income taxes, partially offset by a $6.8 million increase in accounts receivable, $2.5 million decrease in accounts payable, a $1.0 million extraordinary gain, and a $0.1 million gain on sale of property, plant and equipment.

Net cash used in investing activities was $4.8 million in the first three fiscal quarters 2003, compared to $6.7 million in the first three fiscal quarters 2002. In the three fiscal quarters ended September 29, 2003 we purchased $4.7 million of property, plant and equipment and $0.4 million of finite-lived intangibles, and we received $0.3 million in proceeds from the sale of property, plant and equipment. In the same period of 2002, we purchased $6.7 million of property, plant and equipment.

Net cash provided by financing activities was $2.4 million in the first three fiscal quarters 2003, compared to net cash provided by financing activities of $9.8 million in the first three fiscal quarters 2002. In the first three fiscal quarters 2003, we received proceeds of $ 1.7 million from a secondary common stock offering and $0.9 million from employee stock option exercises, and we incurred $0.2 million of fees in connection with amending our credit agreement.  In the same period of 2002, we received net proceeds of $15.3 million from a secondary common stock offering and approximately $0.4 million from employee stock option exercises, and we made principal repayments of $5.9 million on our long-term debt.

We entered into an amendment of our senior credit agreement as of April 30, 2003. We have a term loan with a remaining balance of $10.0 million that is payable in nine equal quarterly installments beginning on September 30, 2003 with a final maturity of September 30, 2005. We have a committed revolving loan facility of $25.0 million with a final maturity date of September 29, 2005. We may prepay the term loan and borrow, repay and reborrow under the revolving loan facility at any time. The term loan and the revolving loan bear interest at rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the credit agreement) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement. As of September 29, 2003, the term loan had an interest rate of 2.85%.

Since the amendment effective date of April 30, 2003, our borrowings under the revolving facility are subject to a borrowing base or formula that is based on our accounts receivable and inventory. As of September 29, 2003 we had no outstanding revolving loan balances, and we were in compliance with our financial covenants. We pay a quarterly commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing, and as of September 29, 2003, we were in compliance with the covenants. As of September 29, 2003, we had approximately $15.8 million of available borrowing capacity under our revolving loan facility.

The following table provides information on future payments under the Company’s credit facility, future minimum lease payments under non-cancelable operating leases and other long-term liabilities reflected on our balance sheet under generally accepted accounting principles as of September 29, 2003 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years
Long-term debt	$10,000	$4,444	$5,556	$—	$—
Operating leases	599	153	123	35	288
Other long-term liabilities(1)	3,272	906	1,711	655	—
Total contractual cash obligations	$13,871	$5,503	$7,390	$690	$288

(1)          Amounts shown are estimated gross payments pursuant to a contractual rebate obligation with a customer that we assumed in connection with our acquisition of Advanced Circuits. The amount reflected on our balance sheet as other long-term liabilities is the difference between the sum of the net present value of these estimated gross payments made during purchase accounting plus imputed interest expense and the net present value of estimated gross payments due within the next year. The net present value of the estimated contractual liability established during purchase accounting will differ from the gross payments shown due to our estimate of the timing of gross payments and the interest rate used to discount these gross payments (see “Critical Accounting Policies and Estimates”).

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

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future).  Under previous accounting rules, if a company’s management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date.  Under Statement No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period.  We adopted SFAS No. 146 effective January 1, 2003, which did not have a material impact on our results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  The provisions of SFAS No.150 apply to the classification and disclosure requirements for the following three types of financial instruments:  Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities.  The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003.  We adopted SFAS No. 150 in the third quarter 2003 and it did not have an impact on our results of operations or financial position.

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

RISK FACTORS

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

Risks Related to Our Company

We are heavily dependent upon the worldwide electronics industry, which suffered a significant downturn in demand in 2001 and 2002, resulting in excess manufacturing capacity, increased price competition and slower moving inventories. This global slowdown decreased demand for our manufacturing services and lowered our sales and gross margins.

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, continued excess manufacturing capacity or an additional decline in the electronics industry could further negatively impact our business, results of operations and financial condition. Our net sales declined from $129.0 million in 2001 to $89.0 million in 2002. While we have experienced sequential quarterly increases in our net sales during 2003, this trend may not continue. A future decline in our net sales could harm our profitability and results of operations and could require us to record a valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets including goodwill and other intangible assets.

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

A small number of customers are responsible for a significant portion of our net sales. Our 10 largest customers accounted for approximately 42% of our net sales in 2002 and 64% of our net sales in the three fiscal quarters ended September 29, 2003. Our 2003 increase in customer concentration was due primarily to our acquisition of Advanced Circuits, which has a small number of large customers. If our customers fail to place orders with us at past levels, it would harm our business, results of operations and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

Our customer concentration could fluctuate depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business, results of operations and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

We compete against manufacturers in Asia, where production costs are lower. These competitors may gain market share in our key market segments, which may have an adverse effect on the pricing of our products.

We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market. We do not have offshore facilities in lower cost locations such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their capacity with advanced equipment to produce higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share, which may force us to lower our prices, reducing our gross margins.

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

Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not harm our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

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

Competition in the printed circuit board market is intense, and we could lose market share if we are unable to maintain our current competitive position in end markets using our quick-turn, high technology and high-mix manufacturing services.

The printed circuit board industry is intensely competitive, highly fragmented and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins and loss of market share. Our principal domestic competitors include DDi, Endicott Interconnect Technologies, Merix, Sanmina-SCI and Tyco. In addition, we increasingly compete on an international basis and new and emerging technologies may result in new competitors entering our markets.

Many of our competitors and potential competitors have a number of significant advantages over us, including:

•                                          greater financial and manufacturing resources that can be devoted to the development, production and sale of their products;

•                                          more established and broader sales and marketing channels;

•                                          more manufacturing facilities worldwide, some of which are closer in proximity to original equipment manufacturers, or OEMs;

•                                          manufacturing facilities which are located in countries with lower production costs;

•                                          ability to add additional capacity faster or more efficiently;

•                                          preferred vendor status with existing and potential customers;

•                                          greater name recognition; and

•                                          larger customer bases.

In addition, these competitors may respond more quickly to new or emerging technologies, or adapt more quickly to changes in customer requirements and devote greater resources to the development, promotion and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. During recessionary periods in the electronics industry, our strategy of providing quick-turn services, an integrated manufacturing solution and responsive customer service may take on reduced importance to our customers. As a result, we may need to compete more on the basis of price, which could cause our margins to decline.  Periodically, printed circuit board manufacturers experience overcapacity. Overcapacity, combined with weakness in demand for electronic products, results in increased competition and price erosion for printed circuit boards.

Our quarterly results of operations are often subject to demand fluctuations and seasonality. With a high level of fixed operating costs, even small revenue shortfalls would decrease our gross margins and potentially cause the trading price of our common stock to decline.

Our quarterly results of operations fluctuate for a variety of reasons, including:

•                                          timing of orders from and shipments to major customers;

•                                          the levels at which we utilize our manufacturing capacity;

•                                          price competition;

•                                          changes in our mix of revenues generated from quick-turn versus standard delivery time services;

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

•                                          changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used or to manufacture its own products internally;

•                                          variation in demand for our customers’ products; and

•                                          changes in new product introductions.

We have periodically experienced terminations, reductions and delays in our customers’ orders. Further terminations, reductions or delays in our customers’ orders could harm our business, results of operations and financial condition.

The increasing prominence of  EMS providers in the printed circuit board industry could reduce our gross margins, potential sales and customers.

In 2002, approximately 28% of our net sales were to EMS providers. For the three fiscal quarters ended September 29, 2003, approximately 59% of our net sales were to EMS providers.  EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition, or the loss of existing OEM customers. In addition, some EMS providers, including several of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations and financial condition may be harmed.

If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively impacted. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.

As of September 29, 2003, our consolidated balance sheet reflected $76.4 million of intangible assets, a substantial portion of our total assets at such date. Intangible assets consist primarily of goodwill and other identifiable intangibles relating to our July 1999 acquisition of Power Circuits. Our intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings. In addition, we evaluate whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could harm our results during the periods in which such a reduction is recognized.

If our net earnings do not continue to recover or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record a valuation allowance against our net deferred tax assets.

As of September 29, 2003, we had net deferred tax assets of approximately $15.2 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations.

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

We could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. For example, in the past we were informed that our prior use of a chemical solution in our manufacturing process may have infringed upon the intellectual property rights of the holder of the patent of the chemical solution. Although no legal action has been taken against us, any claims relating to this alleged infringement, even if not meritorious, could result in costly litigation and divert management’s attention and resources. In addition, if we are unsuccessful in disputing this assertion, we could be required to pay royalties or damages for our past use of the chemical solution. Similarly, we were advised that we have been added as a defendant in a patent infringement lawsuit filed in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that we have infringed certain “machine vision” and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. Finally, it is possible that the circuit board designs and other specifications supplied to us by our customers might infringe the patents or other intellectual property rights of third parties, in which case our manufacture of printed circuit boards according to such designs and specifications could expose us to legal proceedings for allegedly aiding and abetting the violation, as well as to potential liability for the infringement. If we do not prevail in any litigation as a result of any of the above or related allegations, our business may be harmed.

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

Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. Because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, metal stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. We believe that our operations substantially comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

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

Our indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our credit agreement may severely limit our ability to plan for or respond to changes in our business.

At September 29, 2003, we had $10.0 million of indebtedness. In addition, subject to the restrictions under our credit agreement, we may incur revolving loan indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

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

In June 2002, Arthur Andersen was convicted of federal obstruction of justice charges in connection with its destruction of documents related to Enron Corp. and subsequently ceased conducting business. In order to include audited financial statements in an annual report on Form 10-K or a registration statement, we are required to obtain a consent from the independent public accountants who reported on the financial statements.  Arthur Andersen cannot provide consents to include financial statements reported on by them in our annual report on Form 10-K or registration statements. The report covering the financial statements for our fiscal years ended December 31, 2000 and 2001 was previously issued by Arthur Andersen and has not been reissued by them. Because we are unable to obtain a consent from Arthur Andersen to the inclusion or incorporation by reference in any registration statement of their report covering the financial statements for the years ended December 31, 2000 and 2001, you will be unable to sue Arthur Andersen under Section 11 of the Securities Act for material misstatements or omissions. Since Arthur Andersen has ceased conducting business, it is unlikely you would be able to recover damages from Arthur Andersen for any claim against them.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our senior credit facility bears interest at floating rates.

The revolving loan bears interest ranging from 1.5% to 2.5% per annum plus the applicable LIBOR or from 0.5% to 1.0% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility.  As of September 29, 2003, the term loan had an outstanding balance of $10.0 million and an interest rate of 2.85%. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2003.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 29, 2003.  There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date we carried out our evaluation.

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

(b)                                                                                 On July 29, 2003, we filed a Current Report on Form 8-K announcing our earnings for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated:	November 6, 2003	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated:	November 6, 2003	/s/ Stacey M. Peterson
Stacey M. Peterson
Chief Financial Officer and Secretary