Form 10-K
period 2003-12-31
TTM TECHNOLOGIES INC
filed 2004-02-27
CIK 1116942

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-31285

TTM TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Washington	91-1033443
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2630 South Harbor Boulevard, Santa Ana, California 92704

(Address of Principal Executive Offices) (Zip Code)

(714) 327-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). :  Yes  ☒  No  ☐

The aggregate market value of Common Stock held by nonaffiliates of the registrant (20,605,355) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on July 1, 2002, was $113,123,399. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 15, 2004, there were outstanding 40,606,270 shares of the registrant’s Common Stock, no par value.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10 – 14) of this Form 10-K.

TTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

Statement Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our  products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee”, “estimate,” “project,”  “expect,” “seek”, “target”, “intend”, “goal”  and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to shareholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in Item 1, “Business—Risk Factors That May Affect Future Results.”

ITEM 1.  BUSINESS

Overview

We are a one-stop provider of time-critical and technologically complex printed circuit boards, which serve as the foundation of sophisticated electronic products. We serve high-end commercial markets-including networking/communications infrastructure, high-end computing and industrial/medical-which are characterized by high levels of complexity, short product life cycles and moderate production volumes. Our customers include original equipment, manufacturers, or OEMs, and electronic manufacturing services companies, or EMS, companies.

Industry Background

Printed circuit boards are manufactured from sheets of laminated material, or panels. Each panel is typically subdivided into multiple printed circuit boards, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it.

Printed circuit boards serve as the foundation for virtually all electronic products, ranging from consumer products (such as cellular telephones and personal computers) to high-end commercial electronic equipment (such as medical equipment, data communications routers and switches, and servers). Generally, consumer electronics products utilize commodity-type printed circuit boards with lower layer counts, less complexity and larger production runs. High-end commercial equipment products require more customized, multilayer printed circuit boards using advanced technologies. In addition, most commercial end-markets have low volume requirements that demand a highly flexible manufacturing environment. As producing sophisticated circuit boards becomes more complex, high-end manufacturers must continually invest in advanced production equipment, engineering and process technology, and a skilled workforce.

According to Henderson Ventures, the worldwide market for printed circuit boards was approximately $32.2 billion in 2003, with North America producing 16.5%, or $5.3 billion. As a result of consolidation and the slowdown in the electronics industry in 2001 and 2002, many manufacturing facilities were closed, reducing North American printed circuit board manufacturing capacity by an estimated 30% to 40%.  Management believes that this reduced capacity will provide significant opportunities for well-capitalized manufacturers that have advanced technological capabilities, particularly if the global electronics industry continues to improve.

We see several trends for the printed circuit board manufacturing industry. These include:

Short electronic product life cycles.    Continual advances in technology have shortened the life cycles of complex electronic products, placing greater pressure on OEMs to quickly bring new products to market. The accelerated time-to-market and ramp-to-volume needs of OEMs of high-end commercial equipment creates opportunities for printed circuit board manufacturers that can offer engineering support in the prototype stage and manufacturing scalability throughout the production life cycle.

Increasing complexity of electronic products.    OEMs are continually designing higher performance electronic products, which require technologically complex printed circuit boards that can accommodate higher speeds and component densities. These complex printed circuit boards often require very high layer counts, advanced manufacturing processes and high-mix production capabilities. OEMs are increasingly relying upon larger printed circuit board manufacturers who possess the financial resources necessary to invest in advanced manufacturing process technologies and sophisticated engineering staff, often to the exclusion of smaller printed circuit board manufacturers which do not possess such technology or resources.

Increasing competition from Asian manufacturers.    In recent years, many electronics manufacturers have moved their production to Asia to take advantage of its exceptionally large, low-cost labor pool. This is particularly true for consumer electronics producers that utilize commodity-type printed circuit boards with lower layer counts and complexity. These less sophisticated printed circuit boards are generally mass produced and have experienced significant pricing pressures from Asian manufacturers. Printed circuit boards requiring complex technologies, advanced manufacturing processes, quick turnaround times or high-mix production are subject to less foreign competition. In addition, many of the unique challenges involved in successfully designing and manufacturing highly complex printed circuit boards-and the ongoing capital investment required to maintain state-of-the-art capabilities-have effectively served as barriers to entry in these high-mix and high-complexity segments of the domestic printed circuit board industry.

Decreased reliance on multiple printed circuit board manufacturers by OEMs.    OEMs have traditionally relied on multiple printed circuit board manufacturers to provide different services as an electronic product moves through its life cycle. The transfer of a product among different printed circuit board manufacturers often results in increased costs and inefficiencies due to incompatible technologies and manufacturing processes and production delays. As a result, OEMs are reducing the number of printed circuit board manufacturers on which they rely, presenting an opportunity for those that can offer one-stop manufacturing capabilities-from prototype to volume production.

The TTM Solution

We manufacture printed circuit boards that satisfy all stages of an electronic product’s life cycle--from prototype to volume production.  Key aspects of our solution include:

•                  One-stop manufacturing solution.  We offer a one-stop manufacturing solution to our customers through our specialized and integrated facilities, each of which generally focuses on a different stage of an electronic product’s life cycle. This one-stop solution allows us to provide a broad array of services and technologies to meet the rapidly evolving needs of our customer base.

•                  Quick-turn services.  We deliver highly complex printed circuit boards to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products quickly and reduce time to market. In addition, our quick-turn services provide us with an opportunity to cross-sell our other services, including high-mix and volume production in our targeted end markets.

•                  Strong process and technology expertise.  We deliver time-critical and highly complex manufacturing services through our advanced manufacturing processes and technology expertise. We regularly manufacture printed circuit boards with up to 32 layers.  For 2003, approximately 63% of our gross sales involved the manufacture of printed circuit boards with at least 12 layers and 29% involved printed circuit boards with at least 20 layers.

Our Manufacturing Services

Quick-turn

We refer to our rapid turnaround services as “quick-turn” because we provide custom-designed printed circuit boards to our customers within as little as 24 hours to 10 days. As a result of our ability to rapidly and reliably respond to the critical time requirements of our customers, we generally receive a premium for our quick-turn services as compared to standard lead time prices.

•                  Prototype production.  In the design, testing and launch phase of a new electronic product’s life cycle, our customers typically require limited quantities of printed circuit boards in a very short period of time. We satisfy this need by manufacturing prototype printed circuit boards in small quantities of up to 50 boards per order with delivery times ranging from as little as 24 hours to 10 days.

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

For the years ended December 31, 2002 and 2003, orders with delivery requirements of 10 days or less represented 45% and 27% of our gross sales, respectively. Quick-turn orders decreased as a percentage of our gross sales in 2003 primarily due to the change in sales mix resulting from our December 2002 acquisition of Advanced Circuits, which focuses primarily on manufacturing technologically complex printed circuit boards with standard delivery times.

Standard delivery time

Our standard delivery time services focus on the high-mix and complex technology requirements of our customers, with delivery times typically ranging from three to five weeks. High-mix manufacturing involves processing small lots, generally up to several hundred printed circuit boards, in a flexible manufacturing environment. Our high technology expertise is evidenced by our ability to regularly produce complex printed circuit boards with up to 32 layers in commercial volumes.  In addition, many of our lower layer-count circuit boards are complex as a result of the incorporation of other technologically advanced features, including high performance materials and extremely fine geometries and tolerances. Our acquisition of Advanced Circuits significantly increased our ability to produce technologically complex printed circuit boards for high-end commercial applications. As a result, our average layer count increased from 8.6 in 2002 to 14.3 in 2003. We do not target our standard delivery time services to high-volume, consumer electronic applications such as cellular telephones, personal computers, hand-held devices and automotive products.

Recent Developments

In response to increased customer demand and higher current capacity utilization rates, our board of directors has approved a plan to significantly expand production capacity at our Chippewa Falls, Wisconsin facility.  Chippewa Falls is our largest facility and serves the high-end, complex technology needs of some of our largest and most sophisticated commercial customers.   The expansion is planned to occur in two phases that will permit us to incrementally match our capital expenditures with demand and market conditions.   Together, the two phases of the plan represent an 85% increase in production capacity.  All capacity increases described in phases one and two below represent cumulative increases from current capacity levels.

In the first phase of our expansion plan, we expect to hire approximately 100 additional employees by mid-2004 that will increase our Chippewa Falls’ production capacity by more than 20% from current levels using our existing facility footprint.  In addition, we expect to immediately commence construction on a 44,000 square foot expansion and have approved the order of capital equipment necessary to support it.  We expect that construction of the first phase of the expansion, along with additional employee hires beyond those expected by mid-2004, will increase our Chippewa Falls’ capacity by approximately 55% from current levels.  The construction and equipment costs related to phase one are expected to be approximately $10 million.  We expect to complete construction of the first phase and reach production by the end of 2004.

The second phase of the expansion plan will allow us to increase production capacity at the Chippewa Falls facility by an additional 30%, or a total of 85%, over current capacity.  We expect to accomplish this second phase through additional staffing and the purchase of approximately $4 million in capital equipment.  The implementation of the second phase will be made as demand and market conditions warrant and can be completed within three to six months of determining to proceed. The decision to proceed with the second phase will be revisited on a regular basis throughout 2004 and in future periods.

We believe that our ability to expand at our existing facilities allows us to efficiently grow without having to qualify customers for, and develop management infrastructure at, a new facility.  We reviewed numerous alternatives to meet our customers’ needs and believe that this expansion plan provides us with a significant opportunity for growth with relatively limited risk.  However, if our customers’ demand for our services does not increase to the levels we are anticipating, we may decide to scale back or delay our planned expansion.

Strategy

Our goal is to be the leading provider of time-critical, one-stop manufacturing services for highly complex printed circuit boards. Key aspects of our strategy include:

Leveraging our one-stop manufacturing solution.  Our quick-turn capabilities allow us to establish relationships with customers early in a product’s life cycle, giving us an advantage in securing preferred vendor status for subsequent ramp-to-volume and volume production opportunities. We also seek to gain quick-turn business from our existing ramp-to-volume and volume customers.

Using our quick-turn capabilities to attract new customers with high-growth potential.  Our time-to-market strategy focuses on the rapid introduction and short product life cycle of advanced electronic products. We continue to attract emerging companies to our Santa Ana facility and believe that our ability to rapidly and reliably respond to the critical time requirements of our customers provides us with a significant competitive advantage.

Continuing to improve our technological capabilities and manufacturing processes.  We are consistently among the first to adopt new developments in printed circuit board manufacturing processes and technology. We continuously evaluate new manufacturing processes and technology to further reduce our delivery times, improve quality, increase yields and decrease costs. As a result of our strong balance sheet, we believe that we are well-positioned to invest in technologies that are required by the leading OEMs in the electronics industry.

Capitalizing on facility specialization to enhance operating efficiency.  We utilize a facility specialization strategy in which each order is directed to the facility best suited to the customer’s particular delivery time, product complexity and volume needs. Our three facilities use compatible technologies and manufacturing processes, allowing us to move orders easily between plants to optimize operating efficiency. This strategy provides customers with faster delivery times and enhanced product quality and consistency.

Expanding our presence in targeted markets through internal initiatives and selective acquisitions.  We actively target technologies and business opportunities that enhance our competitive position in selected markets.  We intend to pursue high-end commercial customers which demand flexible and advanced manufacturing processes, expertise with high-performance specialty materials and other high-mix and complex technology capabilities. Our acquisition of Advanced Circuits exemplifies our ability to successfully expand our complex technology and specialty materials expertise, and we will consider additional acquisitions that increase our position in our targeted markets.   In addition, we regularly evaluate and pursue internal initiatives aimed at adding new customers and better serving existing customers within our markets.  As an example, in response to increased customer demand and higher current capacity utilization rates, our board of directors has approved a plan to significantly expand production capacity at our Chippewa Falls, Wisconsin facility.  The planned expansion will enable us to increase our production capacity in Chippewa Falls by approximately 55% over current capacity by the end of 2004 and by approximately 85% over current capacity when fully implemented.

Manufacturing Technology

The market for our products is characterized by rapidly evolving technology. In recent years, the trend in the electronic products industry has been to increase the speed, complexity and performance of components while reducing their size. We believe our technological capabilities allow us to address the needs of manufacturers who must bring complicated electronic products to market faster.

To manufacture printed circuit boards, we generally receive circuit designs directly from our customers in the form of computer data files, which we review to ensure data accuracy and product manufacturability. Processing these computer files with computer aided design (CAD) technology, we generate images of the circuit patterns that we then physically develop on individual layers, using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuits, called traces, which are separated by insulating material. A finished multilayer circuit board laminates together a number of layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes, called vias.  Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer-count printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we employ clean rooms in certain manufacturing processes where tiny particles might otherwise create defects on the circuit patterns. We also use automated optical inspection systems to ensure consistent quality.

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce printed circuit boards with the following characteristics:

•                  High layer count.  Manufacturing printed circuit boards with higher numbers of layers is difficult to accomplish due to the greater number of processes required. We regularly manufacture printed circuit boards with up to 32 layers on a quick-turn and volume basis. As a result of our acquisition of Advanced Circuits, our average layer count increased from 8.6 in 2002 to 14.3 in 2003.  For 2003, approximately 63% of our gross sales involved the manufacture of printed circuit boards with at least 12 layers and 29% involved printed circuit boards with at least 20 layers.

•                  Blind and buried vias.  Vias are drilled holes which provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to the nearest inner layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias.

•                  Buried capacitance.  Buried capacitance technology involves embedding the capacitive and resistive elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board and thereby leaves more surface area for active components. Use of this technology results in greater design flexibility and products with higher component density and increased functionality.

•                  Fine line traces and spaces.  Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on an order. We are able to provide 0.003 inch traces and spaces.

•                  High aspect ratios.  The aspect ratio is the ratio between the thickness of the printed circuit board and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. We are able to provide aspect ratios of up to 15:1.

•                  Thin core processing.  A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil on either side. The thickness of inner-layer cores is determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from requirements of thinner printed circuit boards, higher layer counts and various electrical parameters. Core thickness in our printed circuit boards ranges from as little as 0.002 inches up to 0.062 inches.

•                  Microvias.  Microvias are small vias with diameters generally between 0.001 inches and 0.005 inches after plating. These very small vias consume much less space on the layers they interconnect, thereby providing for greater wiring densities and closer spacing of components and their attachment pads. The fabrication of printed circuit boards with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area.

•                  Fulfill™ hole fill process.  Our Fulfill™ process provides designers the opportunity to increase the density of component placements by reducing the surface area required to place many types of components. In traditional design, components are routed from their surface interfaces through via connections in order to access power and ground connections and the internal circuitry used to connect to other discrete components.  Fulfill™ provides a method to allow for vias to be placed inside their

respective surface     mount pads by filling the vias with a thermoset epoxy and plating flat copper surface mount pads directly over the filled hole.

•                  Advanced materials.  We manufacture circuit boards using a wide variety of advanced insulating materials. These high-performance materials offer electrical, thermal, and long-term reliability advantages over conventional materials but are more difficult to manufacture. We are certified by Underwriters Laboratories to manufacture printed circuit boards using many types and combinations of these specialty materials. This wide offering allows us to manufacture complex boards for niche, high-end commercial markets.

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the networking/communications, industrial/medical, and high-end computing segments of the electronics industry. We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2002, we had approximately 565 customers, and approximately 600 customers as of December 31, 2003.

Our significant customers include:

Networking/Communications	High-end Computing	Computer Peripherals

Adtran	Apple Computer	Advanced Input Devices
Broadcom	Hewlett-Packard (formerly Compaq)	Dataram
Cisco	IBM	Intel
Juniper Networks	Silicon Graphics	Micron Technology
Lucent	Sun Microsystems	Nvidia
	Unisys	Seagate
Smart Modular

Industrial/Medical	EMS Companies	Other

Agilent Technologies	Benchmark Electronics	ITT
Credence	Celestica	L3 Communications
General Electric	Flextronics	Matsushita Avionics Systems
National Instruments	Jabil Circuit	Rockwell Collins
Raytheon	MC Assembly
Sonosite	Plexus	Handheld/Cellular
Texas Instruments	Solectron
Motorola
Thales

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2001	2002	2003
Networking / Communications	33.6%	30.6%	39.2%
High-end Computing	20.4	14.8	34.8
Industrial/Medical	27.3	25.9	11.9
Computer Peripherals	10.0	20.4	8.9
Handheld/Cellular	3.8	3.0	2.1
Other	4.9	5.3	3.1
Total	100.0%	100.0%	100.0%

(1)          Sales to EMS companies are classified by the end markets of their OEM customers.

Sales attributable to our five largest OEM customers, which can vary from year to year, accounted for 25.9% of our sales in 2002 and 51.6% of our net sales in 2003.  Our five largest OEM customers in 2003 were Cisco, Hewlett Packard, IBM, Motorola and Sun Microsystems.  Sales attributed to OEMs include sales made through EMS providers.  Sales to EMS providers comprised approximately 61% and 28% of our sales in 2003 and 2002, respectively.  Although our contractual relationship is with the EMS company, we typically negotiate price and volume requirements directly with the OEMs.  In addition, we are on the approved vendor lists of several of our EMS providers, which allow us to be awarded additional discretionary orders.  Our five largest EMS customers in 2003 were Benchmark Electronics, Celestica, Jabil, Plexus and Solectron.  Sales to Solectron and Celestica accounted for 22.2% and 14.0%, respectively, of our net sales in 2003.

During 2003, approximately 71.9% of our net sales were to customers in the United States, 11.1% were Malaysia, 7.5% were to Italy, 5.1% in Canada, and the remainder primarily were to other European and Asian countries.

Sales and Marketing

Our marketing strategy focuses on building long-term relationships with our customers’ engineering and new product introduction personnel early in the product development phase. As the product moves from the prototype stage through ramp-to-volume and volume production, we shift our focus to the customers’ procurement department in order to capture sales at each point in the product’s life cycle.

Our staff of engineers, sales support, and managers assist our sales representatives in advising customers with respect to manufacturing feasibility, design review, and technology limits through direct communication and visits. We combine our sales efforts with customer service at each facility to better serve our customers. Each customer is assigned one salesperson for all services across all facilities, in order to establish individual accountability for each client.  Our sales force is comprised primarily of commission-based, independent sales representatives, who are complemented by a direct sales force.

Our acquisition of Advanced Circuits in December 2002 broadened our geographic reach. Specifically, we expanded our international presence to include inventory hubs in Italy, Scotland, Canada and Malaysia and sales offices in Scotland, England and Singapore.  We believe our international reach enables us to access new customers and allows us to better serve existing customers.

Suppliers

The primary raw materials that we use include copper-clad layers of fiberglass of varying thicknesses, impregnated with bonding materials; chemical solutions such as copper and gold for plating operations; photographic film; carbide drill bits; and plastic for testing fixtures.

We use just-in-time procurement practices to maintain our raw materials inventory at low levels and work closely with our suppliers to obtain technologically advanced raw materials. Although we have preferred suppliers for some raw materials, most of our raw materials are generally readily available in the open market from numerous other potential suppliers. In addition, we periodically seek alternative supply sources to ensure that we are receiving competitive pricing and service. Adequate amounts of all raw materials have been available in the past, and we believe this availability will continue into the foreseeable future.

Competition

Despite industry consolidation, the printed circuit board industry is fragmented and characterized by intense competition. Our principal competitors include DDi, Endicott Interconnect Technologies, Merix, Sanmina-SCI and Tyco.

We believe we compete favorably, based on the following competitive factors:

•                  ability to offer one-stop manufacturing capabilities;

•                  ability to offer time-to-market capabilities;

•                  capability and flexibility to produce technologically complex products;

•                  flexibility to manufacture high-mix products;

•                  consistent high-quality product; and

•                  outstanding customer service.

In addition, we believe our continuous evaluation and early adoption of new manufacturing and production technologies give us a competitive advantage. We believe that our ability to manufacture printed circuit boards using advanced technologies such as blind and buried vias, larger panel size, sequential lamination, and smaller traces and spaces provide us with a competitive advantage over manufacturers that do not possess these technological capabilities. We believe these advanced manufacturing and production technologies are increasingly replacing and making obsolete the older technologies. Our future success will depend in large part on our ability to maintain and enhance our manufacturing capabilities and production technologies.

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 60 days in advance. In addition, orders may be rescheduled or canceled, and the products in the markets which we serve are characterized by increasingly short product life cycles. Therefore, we believe that backlog information is not material to an understanding of our business.

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

Employees

As of January 30, 2004, we had 1,541 employees, none of whom were represented by unions. Of these employees, 1,433 were involved in manufacturing and engineering, 51 worked in sales and marketing, and 57 worked in accounting, systems and other support capacities. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees.

Management

The following table, together with the accompanying text, presents certain information as of February 15, 2004, with respect to each of our executive officers.

NAME	AGE	POSITION(S) HELD WITH THE COMPANY

Kenton K. Alder	54	Chief Executive Officer, President and Director

Stacey M. Peterson	40	Sr. Vice President, Chief Financial Officer and Secretary

O. Clay Swain	40	Sr. Vice President - Sales and Marketing

Shane S. Whiteside	38	Sr. Vice President and Chief Operating Officer

Kenton K. Alder has served as our Chief Executive Officer, President and Director since March 1999. From January 1997 to July 1998, Mr. Alder served as Vice President of Tyco Printed Circuit Group Inc., a printed circuit board manufacturer. Prior to that time, Mr. Alder served as President and Chief Executive Officer of ElectroStar, Inc., previously a publicly held printed circuit board manufacturing company, from December 1994 to December 1996. From January 1987 to November 1994, Mr. Alder served as President of Lundahl Astro Circuits Inc., a predecessor company to ElectroStar.  Mr. Alder holds a Bachelor of Science degree in Finance and a Bachelor of Science degree in Accounting from Utah State University.

Stacey M. Peterson has served as a Senior Vice President since October 2003 and as our Vice President and Chief Financial Officer since February 2000. From May 1998 to February 2000, Ms. Peterson served as Business Manager for ARCO Products Company at Atlantic Richfield Company, an oil and gas company. Prior to that time, Ms. Peterson served as Chief Financial Officer, from July 1996 to May 1998, and Controller, from November 1995 to July 1996, of the PayPoint Business Unit of Atlantic Richfield Company. From August 1993 to November 1995, Ms. Peterson served as Financial Advisor, Corporate Finance at Atlantic Richfield Company. Ms. Peterson holds a Bachelor of Science degree in Applied Economics and Business Management from Cornell University and a Master of Business Administration degree from the University of Pennsylvania, the Wharton School.

O. Clay Swain has served as our Senior Vice President - Sales and Marketing since October 2003, having served as our Vice President, Sales and Marketing since September 2001, our Vice President, Sales since June 2000 and as our National Sales Manager from March 2000.  From July 1999 to February 2000, Mr. Swain served as General Manager of Tyco Printed Circuit Group, Logan Division, a publicly held printed circuit board manufacturing company.  From January 1997 to June 1999, Mr. Swain served as Director of Sales of Tyco Printed Circuit Group.  From December 1994 to December 1996, Mr. Swain served as National Sales Manager of ElectroStar, Inc., previously a publicly held printed circuit board manufacturing company.  Mr. Swain holds a Bachelor of Science degree and a Master in Business Administration degree from Utah State University.

Shane S. Whiteside has served as a Senior Vice President since October 2003 and our Vice President and Chief Operating Officer since December 2002. From January 2001 to November 2002, Mr. Whiteside was the Vice President of Operations – Santa Ana Division and our Director of Operations – Santa Ana Division from July 1999 to December 2000.  From March 1998 to June 1999, Mr. Whiteside was the Director of Operations of Power Circuits.  Prior to joining Power Circuits, Mr. Whiteside was Product Manager for Technical USA from December

1996 to March 1998 and a Technical Sales Representative from September 1993 to December 1996.  Mr. Whiteside holds a Bachelor of Arts degree in Economics from the University of California at Irvine.

Availability of Reports Filed with the Securities and Exchange Commission

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, and amendments to those reports are available without charge on our website, http://www.ttmtech.com/ir/sec  filings, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge by (i) telephonic request by calling our Investor Relations Department at (714) 241-0303, (ii) email request to investor@ttmtech.com, or (iii) a written request to TTM Technologies, Inc., Attention:  Investor Relations, 2630 So. Harbor Blvd., Santa Ana, CA 92704.

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

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity or a decline in the electronics industry could negatively impact our business, results of operations and financial condition. Our net sales declined from $129.0 million in 2001 to $89.0 million in 2002 due to these factors. While the electronics industry has seen improvements from the recent downturn, and we have experienced sequential quarterly increases in our net sales during 2003, this trend may not continue. A future decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets including goodwill and other intangible assets.

During periods of excess global printed circuit board manufacturing capacity, our gross margins may fall and/or we may have to incur restructuring charges if we choose to reduce the capacity of or close any of our facilities.

Due to fluctuations in demand, our facilities have operated below capacity as recently as the second quarter of 2003. When we experience excess capacity, our sales revenues may not fully cover our fixed overhead expenses, and our gross margins will fall. In addition, we generally schedule our quick-turn production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity.  Our planned expansion of our Chippewa Falls facility would exacerbate any excess capacity issues if demand for services does not increase to the levels that we anticipate.

If we conclude we have significant long-term excess capacity, we may decide to cancel or delay our planned Chippewa Falls facility expansion, permanently close one or more of our facilities and lay off some of our employees.  Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs and asset impairments, as we did in the second and fourth fiscal quarters 2002 due to the restructuring and subsequent closure of our Burlington, Washington facility and in the first fiscal quarter 2003 due to the lay off of employees at our Redmond, Washington facility.

We are dependent upon a small number of OEM customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.

A small number of customers are responsible for a significant portion of our net sales.   Our five largest OEM customers accounted for approximately 25.9% of our net sales in 2002 and approximately 51.6% of our net sales in 2003. Our 2003 increase in customer concentration was due primarily to our acquisition of Advanced Circuits, which has a small number of large customers. If our customers fail to place orders with us at past levels, it would harm our business, results of operations and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

Most of our sales are on an “open credit” basis, with standard industry payment terms. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts.  During periods of economic downturn in the electronics industry and the global economy, our exposure to credit risks from our customers increases.  Although we have programs in place to monitor and mitigate the associated risks, such programs may not be effective in reducing our credit risks.

Our 10 largest customers accounted for approximately 42% of our net sales in 2002 and approximately 64% of our net sales in 2003.  Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies.  Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products.  Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers.  This concentration of customers exposes us to increased credit risks.  If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad, and our exposure to these foreign customers increased as a result of our December 2002 acquisition of Advanced Circuits. Our foreign sales are denominated in U.S. dollars, and are typically on the same “open credit” basis and terms described above. Our foreign receivables are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

We have expanded our operations through acquisitions, and we may have trouble integrating acquisitions. Acquisitions involve numerous risks.

As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets or product lines that complement or expand our existing business. We currently have no commitments or agreements to acquire any business. Our existing credit facility restricts our ability to acquire the assets or business of other companies and, accordingly, will require us to obtain the consent of our lenders and could require us to pay significant fees, become subject to reduced liquidity, or become subject to additional or more restrictive covenants in order to consummate such acquisitions. Consequently, we may not be able to identify suitable acquisition candidates or finance and complete transactions that we choose to pursue.

Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

•                  the potential inability to identify assets best suited to our business plan;

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

•                  incur large and immediate write-offs;

•                  incur costs whether or not a proposed acquisition is consummated;

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

•                  more manufacturing facilities worldwide, some of which are closer in proximity to OEMs;

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

•                  expenditures or write-offs, including those related to acquisitions, facility restructurings or asset impairments; and

•                  expenses relating to expanding existing manufacturing facilities.

A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, unexpected revenue shortfalls may decrease our gross margins. In addition, we have experienced sales fluctuations due to seasonal patterns in the capital budgeting and purchasing cycles as well as inventory management practices of our customers and the end markets we serve. In particular, the seasonality of the computer industry and quick-turn ordering patterns impact the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any quarterly period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock would likely decline.

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

Our sales to EMS providers increased from approximately 28% of our net sales in 2002 to approximately 61% of our net sales in 2003.  EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition, or the loss of existing OEM customers. In addition, some EMS providers, including several of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations and financial condition may be harmed.

If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively impacted. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.

As of December 31, 2003, our consolidated balance sheet reflected $76.1 million of goodwill and intangible assets.   We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized.  Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

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

We could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. For example, in the past we were informed that our prior use of a chemical solution in our manufacturing process may have infringed upon the intellectual property rights of the holder of the patent of the chemical solution. Although no legal action has been taken against us, any claims relating to this alleged infringement, even if not meritorious, could result in costly litigation and divert management’s attention and resources. In addition, if we are unsuccessful in disputing this assertion, we could be required to pay royalties or damages for our past use of the chemical solution. Similarly, we were advised that we have been added as a defendant in a patent infringement lawsuit filed in 2001 in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that we have infringed certain “machine vision” and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. Finally, it is possible that the circuit board designs and other specifications supplied to us by our customers might infringe the patents or other intellectual property rights of third parties, in which case our manufacture of printed circuit boards according to such designs and specifications could expose us to legal proceedings for allegedly aiding and abetting the violation, as well as to potential liability for the infringement. If we do not prevail in any litigation as a result of any of the above or related allegations, our business may be harmed.

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

If our net earnings do not continue to recover or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record an additional valuation allowance against our net deferred tax assets.

As of December 31, 2003, we had net deferred tax assets of approximately $12.1 million.  If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations.

It is unlikely you would be able to recover damages from Arthur Andersen LLP.

In June 2002, Arthur Andersen was convicted of federal obstruction of justice charges in connection with its destruction of documents related to Enron Corp. and subsequently ceased conducting business. In order to include audited financial statements in an annual report on Form 10-K or a registration statement, we are required to obtain a consent from the independent public accountants who reported on the financial statements.  Arthur Andersen cannot provide consents to include financial statements reported on by them in our annual report on Form 10-K or registration statements. The report covering the financial statements for our year ended December 31, 2001 was previously issued by Arthur Andersen and has not been reissued by them. Because we are unable to obtain a consent from Arthur Andersen to the inclusion or incorporation by reference in any registration statement of their report covering the financial statements for the year ended December 31, 2001, you will be unable to sue Arthur Andersen under Section 11 of the Securities Act for material misstatements or omissions. Since Arthur Andersen has ceased conducting business, it is unlikely you would be able to recover damages from Arthur Andersen for any claim against them.

ITEM 2. PROPERTIES

The following describes our principal manufacturing facilities and does not give effect to our planned expansion of the Chippewa Falls facility.

Location	Square Feet	Primary Use	Secondary Use
Santa Ana, CA	98,000	Prototype	Ramp-to-volume
Redmond, WA	102,200	Ramp-to-volume	High-mix and prototype
Chippewa Falls, WI	235,000	High technology	High-mix and prototype

We own all of our manufacturing and administrative office facilities.  Our owned facilities are subject to mortgages under our senior credit facility.

While we own our former manufacturing facility in Burlington, Washington, it is subject to a land lease that expires in July 2025.  In connection with a restructuring in the fourth quarter of 2002, we have closed the Burlington, Washington facility and are actively marketing it for sale.  We also lease a sales office in Hopkins, Minnesota.  This sales office contains approximately 8,700 square feet and the lease expires in March 2004.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may become a party to various legal proceedings arising in the ordinary course of our business. We were advised that we have been added as a defendant in a patent infringement lawsuit filed in 2001 in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that we have infringed certain “machine vision” and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations and, based in part on the licensing terms offered by the Lemelson Partnership, do not expect this litigation to materially impact our business, results of operations or financial condition. However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations for any quarter. Furthermore, there can be no assurance that we will prevail in any such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed on the Nasdaq National Market under the symbol “TTMI” since September 21, 2000. The following table sets forth the quarterly high and low closing prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low

2003:
First Quarter	$5.90	$3.13
Second Quarter	$5.24	$3.49
Third Quarter	$13.99	$4.78
Fourth Quarter	$18.31	$13.30
2002:
First Quarter	$11.06	$7.60
Second Quarter	$10.01	$4.90
Third Quarter	$5.43	$1.57
Fourth Quarter	$3.40	$1.20

As of February 15, 2004, there were approximately 400 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq National Market on February 20, 2004 was $16.60 per share.

We did not declare or pay any dividends for the years ended December 31, 2000, December 31, 2001, December 31, 2002 or December 31, 2003, and we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our senior credit facility prohibits the payment of dividends. We presently intend to retain any future earnings to finance future operations and expansion of our business, and to reduce indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$106,447	$203,729	$128,989	$88,989	$180,317
Cost of goods sold	82,200	127,137	92,235	78,456	145,694
Gross profit	24,247	76,592	36,754	10,533	34,623
Operating expenses:
Selling and marketing	3,920	10,156	7,272	6,447	10,858
General and administrative	2,584	8,305	5,435	5,519	11,696
Amortization of intangibles	2,230	4,810	4,808	1,202	1,202
Restructuring charges	—	—	—	3,859	649
Amortization of deferred retention bonus	1,849	5,470	—	—	—
Management fees	439	2,150	—	—	—
Total operating expenses	11,022	30,891	17,515	17,027	24,405
Operating income (loss)	13,225	45,701	19,239	(6,494)	10,218
Other income (expense):
Interest expense	(10,432)	(12,176)	(2,644)	(1,084)	(583)
Amortization of debt issuance costs	(755)	(742)	(41)	(105)	(97)
Interest income and other, net	54	181	629	694	352
Loss on early extinguishments of debt	(2,317)	(9,930)	—	—	—
Income (loss) before income taxes and extraordinary item	(225)	23,034	17,183	(6,989)	9,890
Income tax (provision) benefit	(2)	5,038	(6,189)	2,278	(3,901)
Income (loss) before extraordinary item	(227)	28,072	10,994	(4,711)	5,989
Extraordinary gain	—	—	—	6,296	1,453
Net income (loss)	$(227)	$28,072	$10,994	$1,585	$7,442

Income (loss) per common share, before extraordinary item:
Basic	$(0.01)	$0.88	$0.29	$(0.12)	$0.15
Diluted	$(0.01)	$0.82	$0.28	$(0.12)	$0.15

Income (loss) per common share:
Basic	$(0.01)	$0.88	$0.29	$0.04	$0.19
Diluted	$(0.01)	$0.82	$0.28	$0.04	$0.18

Weighted average common shares:
Baic	22,312	31,919	37,482	39,511	39,993
Diluted	22,312	34,166	38,899	39,511	41,123
Other Financial Data:
Depreciation of property, plant and equipment	$3,635	$5,500	$8,294	$8,761	$7,774
Non-cash restructuring charges	—	—	—	1,838	446
Non-cash interest expense imputed on debt	455	476	—	—	—

	As of December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$13,995	$22,186	$29,099	$40,405	$52,352
Total assets	168,327	202,133	193,076	197,506	205,857
Long-term debt, including current maturities	140,164	43,312	32,625	10,000	7,777
Shareholders’ equity	16,537	137,742	150,079	167,426	178,327

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Supplemental Data:
EBITDA (1)	$20,939	$61,481	$32,341	$5,307	$19,698
Cash flows from operating activities	(2,227)	43,692	38,245	10,011	18,582
Cash flows from investing activities	(99,907)	(24,079)	(13,176)	(8,517)	(14,087)
Cash flows from financing activities	103,253	(11,635)	(9,873)	(7,105)	863

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Net income (loss)	$(227)	$28,072	$10,994	$1,585	$7,442
Add back items:
Extraordinary gain	—	—	—	(6,296)	(1,453)
Income taxes	2	(5,038)	6,189	(2,278)	3,901
Interest expense	10,432	12,176	2,644	1,084	583
Amortization of debt issuance costs	755	742	41	105	97
Interest income and other	(54)	(181)	(629)	(694)	(352)
Loss on early extinguishments of debt	2,317	9,930	—	—	—
Depreciation of property, plant and equipment	3,635	5,500	8,294	8,761	7,774
Amortization of intangibles	2,230	4,810	4,808	1,202	1,260
Amortization of deferred retention bonus	1,849	5,470	—	—	—
Non-cash restructuring charges	—	—	—	1,838	446
Total	21,166	33,409	21,347	3,722	12,256

EBITDA	$20,939	$61,481	$32,341	$5,307	$19,698

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a one-stop provider of time-critical and technologically complex, multilayer printed circuit boards, which serve as the foundation of sophisticated electronic products. We serve high-end commercial markets – including networking/communications infrastructure, high-end computing and industrial/medical – which are characterized by high levels of complexity, short product life cycles and moderate production volumes.  Our customers include OEMs and EMS companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market.

The market for our products experienced a sustained downturn during 2001 and 2002 due to the economic slowdown in the electronics industry. During this period, we reduced our work force and focused on cost reduction by improving the efficiency of our operations and negotiating lower prices on key supplies from our vendors. Throughout this period we added new customers and generated positive cash flow from operations. We remained poised for future growth by acquiring Advanced Circuits in December 2002 and by continuing to invest in capital equipment. During 2003, we generated increased sales through our Advanced Circuits acquisition, market share gains and due to the improving economic conditions in our customers’ end markets.  Our gross profit margin also increased from 2002 to 2003 due to our improved operating leverage as costs that are largely fixed in nature, such as labor, were absorbed over greater production volume.  If market conditions continue to improve in 2004, we expect further growth in revenue and further increases in our gross margin.

We manufacture printed circuit boards at three specialized and integrated facilities in the United States. Our facility in Santa Ana, California, specializes in quick-turn work, which has delivery times of ten days or less and is characterized by small volumes of printed circuit boards. Our Chippewa Falls, Wisconsin, facility focuses on large-volume production runs of technologically complex multilayer printed circuit boards with average lead times of two to ten weeks. Our Redmond, Washington, facility focuses on mid-volume production of standard lead-time printed circuit boards.

In response to increased customer demand and higher current capacity utilization rates, our Board of Directors has approved a plan to significantly expand production capacity at our Chippewa Falls, Wisconsin facility.  Chippewa Falls is our largest facility and serves the high-end, complex technology needs of some of our largest and most sophisticated commercial customers.   The expansion is planned to occur in two phases that will permit us to incrementally match our capital expenditures with demand and market conditions.   Together, the two phases of the plan represent an 85% increase in production capacity.  All capacity increases described in phases one and two below represent cumulative increases from current capacity levels.

In the first phase of our expansion plan, we expect to hire approximately 100 additional employees by mid-2004 that will increase our Chippewa Falls’ production capacity by more than 20% from current levels using our existing facility footprint.  In addition, we expect to immediately commence construction on a 44,000 square foot expansion and have approved the order of capital equipment necessary to support it.  We expect that construction of the first phase of the expansion, along with additional employee hires beyond those expected by mid-2004, will increase our Chippewa Falls’ capacity by approximately 55% from current levels. The construction and equipment costs related to phase one are expected to be approximately $10 million.  We expect to complete construction of this first phase and reach production by the end of 2004.

The second phase of our expansion plan will allow us to increase production capacity at the Chippewa Falls facility by an additional 30%, or a total of 85%, over current capacity.  We expect to accomplish this second phase through additional staffing and the purchase of approximately $4 million in capital equipment.  The implementation of the second phase will be made as demand and market conditions warrant and can be completed within three to six months of determining to proceed. The decision to proceed with the second phase will be revisited on a regular basis throughout 2004 and in future periods.

We believe that our ability to expand at our existing facilities allows us to efficiently grow without having to qualify customers for, and develop a management infrastructure at, a new facility.  We reviewed numerous alternatives to meet our customers’ needs and believe that this expansion plan provides us with a significant opportunity for growth with relatively limited risk.  However, if our customers’ demand for our services does not increase to the levels we are anticipating, we may decide to scale back or delay our planned expansion.

We measure customers as those companies that have placed at least two orders in the preceding 12-month period.  As of December 31, 2003, we had approximately 600 customers.  Sales to our 10 largest customers accounted for 63.8% of our net sales in 2003 and 41.8% of our net sales in 2002.  We sell to OEMs both directly and indirectly through EMS companies.  Sales attributable to our five largest OEM customers accounted for approximately 51.6% of our net sales in 2003.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Year Ended December 31,
End Markets(1)	2001	2002	2003

Networking/Communication	33.6%	30.6%	39.2%
High-End Computing	20.4	14.8	34.8
Industrial/Medical	27.3	25.9	11.9
Computer Peripherals	10.0	20.4	8.9
Handheld/Cellular	3.8	3.0	2.1
Other	4.9	5.3	3.1
Total	100.0%	100.0%	100.0%

(1)          Sales to EMS companies are classified by the end markets of their OEM customers.

We measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype and new product introduction work in addition to unexpected short-term demand among our customers.  Generally, we quote prices after we receive the design specifications and time and volume requirements from our customers.  Our quick-turn services command a premium price as compared to standard lead time prices.  Quick-turn orders represented 45% of revenues in 2002 and 27% of revenues in 2003. The quick-turn percentage decreased due to the acquisition of Advanced Circuits, which produces mainly standard lead-time products. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well.  Purchase orders may be cancelled prior to shipment.  We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured – generally when products are shipped to the customer.  Net sales consist of gross sales less an allowance for returns, which typically has been less than 2% of gross sales.  We provide our customers a limited right of return for defective printed circuit boards.  We record an allowance for estimated sales returns at the time of sale based on our historical results. To the extent actual returns vary from our historical experience, revisions to the allowances may be required.

Cost of goods sold consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of our products.  Many factors affect our gross margin, including capacity utilization, product mix, production volume and yield. As of the end of 2003, we were operating at approximately 80% of our production capacity. We plan to increase our production capacity in stages during 2004 and 2005 by adding new equipment and expanding our facilities. We do not participate in any significant long-term supply contracts, and we believe there are a number of potential suppliers for the raw materials we use.  We believe that our cost of goods sold will continue to fluctuate as a percentage of net sales.

Selling and marketing expenses consist primarily of salaries and commissions paid to our internal sales force and commissions paid to independent sales representatives, salaries paid to our sales support staff as well as costs associated with marketing materials and trade shows. As general economic conditions continue to improve, we expect to receive more quick-turn orders due to increased prototype work and new product introduction among our customers. As these quick-turn sales become a higher percentage of total sales, our average commission rate is expected to increase. We generally pay higher commissions to our independent sales representatives for quick-turn work, which generally has a higher gross profit component than standard lead-time work. We expect our selling and marketing expenses to continue to fluctuate as a percentage of net sales.

General and administrative costs primarily include the salaries for executive, finance, accounting, information technologies, facilities and human resources personnel, as well as insurance expenses, expenses for accounting and legal assistance, incentive compensation expense and bad debt expense.  We expect these expenses to continue to fluctuate as a percentage of net sales as we add personnel and incur additional costs related to the growth of our business and the requirements of operating as a public company.

Amortization of intangibles consists of intangible assets, which we recorded as a result of the Power Circuits acquisition in July 1999. Effective January 1, 2002, we no longer record amortization on goodwill.  However, we continue to amortize our definite-lived intangible assets, which are primarily comprised of strategic customer relationships.  Goodwill amortization was $3.6 million in 2001.  See transition disclosures in Note 2 to our consolidated financial statements.

Our restructuring charges in 2002 relate primarily to the costs of closing our Burlington, Washington plant.  The charges included primarily the costs of laying off employees and non-cash impairment charges related to the Burlington building, property and equipment. Restructuring charges in 2003 relate primarily to severance costs to consolidate overhead operations following the acquisition of Advanced Circuits in December 2002 as well as a further write down of assets held for sale.

Our interest expense relates to our senior credit facility and our other long-term obligations.

Amortization of debt issuance costs consists of the amortization of loan origination fees and related expenses.  Interest and other income consist primarily of interest received on our cash balances.

Critical Accounting Policies

Our consolidated financial statements included in this 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.   Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors.  Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies where significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; self-insured medical reserves; and realizability of deferred income tax assets.   A detailed description of these estimates and our policies to account for them is included in the notes to our consolidated financial statements in this report.

We provide customary credit terms to our customers and generally do not require collateral.  We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts.  Our actual bad debts may differ from our estimates.

In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels.  Our inventory requirements change based on our projected customer demand, which changes due to market conditions, technological and product life cycle changes and longer or shorter than expected usage periods.  We maintain certain finished goods inventories near certain key customer locations in accordance with agreements.  Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition would be adversely affected.

We derive revenues primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibilty is reasonably assured - generally when products are shipped to the customer.  We provide our customers a limited right of return for defective printed circuit boards.  We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information.  To the extent actual returns vary from our historical experience, revisions to the allowances may be required.

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles.  We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  In addition, we perform an impairment test related to goodwill at least annually.  Our goodwill and intangibles are largely attributable to our quick-turn business.  During the fourth fiscal quarter of 2003, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed.  At December 31, 2003, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable.  We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable.  If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized.   At December 31, 2003, we have a net deferred income tax asset of $12.1 million, which is net of a valuation allowance of approximately $17.0 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could positively or negatively affect our results of operations in the period such a determination is made.  In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

We are self-insured for group health insurance benefits provided to our employees, and purchase insurance to protect against claims at the individual and aggregate level.  The insurance carrier adjudicates and processes employee claims and is paid a fee for these services.  We reimburse our insurance carrier for paid claims subject to variable monthly limitations.  We estimate our exposure for claims incurred but not paid at the end of each reporting period and use historical information supplied by our insurance carrier and broker to estimate our liability for these claims.  This liability is subject to a total limitation that varies based on employee enrollment and factors that are established at each annual contract renewal.  Our actual claims experience may differ from our estimates.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2001	2002	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.5	88.2	80.8
Gross profit	28.5	11.8	19.2

Operating expenses:
Selling and marketing	5.6	7.2	6.0
General and administrative	4.2	6.2	6.5
Amortization of intangibles	3.8	1.4	0.7
Restructuring charges	—	4.3	0.3
Total operating expenses	13.6	19.1	13.5

Operating income (loss)	14.9	(7.3)	5.7
Other income (expense):
Interest expense	(2.0)	(1.2)	(0.3)
Amortization of debt issuance costs	—	(0.1)	(0.1)
Interest income and other, net	0.4	0.8	0.2

Income (loss) before income taxes and extraordinary item	13.3	(7.8)	5.5
Income tax (provision) benefit	(4.8)	2.5	(2.2)

Income (loss) before extraordinary item	8.5	(5.3)	3.3
Extraordinary gain	—	7.1	0.8
Net income	8.5%	1.8%	4.1%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The full year 2003 includes the results of operations of Advanced Circuits, which was acquired in a stock purchase on December 26, 2002. Advanced Circuits’ results of operations are included for six days in 2002.

Net Sales

In 2003, our net sales mix shifted significantly towards the high-end computing end market and, to a lesser extent, towards the networking/communications infrastructure end market due to our acquisition of Advanced Circuits. Advanced Circuits accounted for over one-half of our total net sales for 2003, and a majority of its revenues are from the high-end computing and networking/communications infrastructure end markets. These end markets typically consist of products with high average layer counts. Our average layer count increased from 8.6 in 2002 to 14.3 in 2003 due to the acquisition of Advanced Circuits. We generally charge higher prices for printed circuit boards with higher layer counts, other high-technology features and for shorter lead times.

Net sales increased 102.6% from $89.0 million in 2002 to $180.3 million in 2003 due to the acquisition of Advanced Circuits, partially offset by a small decline in the combined net sales of our remaining facilities. This decline resulted from the net sales loss associated with the closure of our Burlington facility in December 2002. On a company-wide basis, improving market conditions led to sequential quarterly increases in revenue throughout 2003. Our net sales grew largely due to increasing production but also due to strengthening prices and a shift to more complex printed circuit boards.

Gross Profit

Cost of goods sold increased $67.2 million, or 85.7%, from $78.5 million in 2002 to $145.7 million in 2003. Higher cost of goods sold resulted from higher labor, materials and variable overhead costs associated with an increase in the number of printed circuit boards sold. The volume of boards sold increased due to the acquisition of Advanced Circuits partially offset by lower aggregate volumes sold at our remaining facilities. In addition, a reduction in fixed costs due to the closure of our Burlington facility favorably impacted our cost structure. As a percentage of net sales, cost of goods sold decreased from 88.2% for 2002 to 80.8% for 2003 primarily due to improved absorption of manufacturing overhead and greater labor efficiency. In addition, we benefited from lower unit pricing  for our direct materials, partially offset by higher direct materials costs associated with a sales mix shift towards higher layer-count boards and certain expenses associated with our up-front investments in 2003 in equipment, additional employees and expanded capacity at our Redmond facility.  In connection with our acquisition of Advanced Circuits, no value was assigned to the acquired property and equipment and accordingly, we record no depreciation expense for these acquired assets.  We expect our depreciation expense to increase in the future as a result of our planned Chippewa Falls facility expansion.

Expenditures for information technology salaries and expenses for 2002 have been reclassified to general and administrative expenses to conform to the presentation for 2003. This reclassification more appropriately reflects the overall corporate nature of our information technology expenses. As a percentage of net sales, the reclassification reduced cost of goods sold and increased gross profit by 1.1% in 2002.

As a result of the foregoing, gross profit increased $24.1 million, or 228.7%, from $10.5 million in 2002 to $34.6 million in 2003.  Our gross margin improved to 19.2% in 2003 from 11.8% in 2002.

Operating Expenses

Sales and marketing expenses increased $4.5 million from $6.4 million, or 7.2% of net sales, in 2002 to $10.9 million, or 6.0% of net sales, in 2003. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs and a lower commission rate associated with a mix shift to more standard lead-time products due primarily to our acquisition of Advanced Circuits.

General and administrative expenses increased $6.2 million from $5.5 million, or 6.2% of net sales, in 2002 to $11.7 million, or 6.5% of net sales, in 2003.  The increase in expenses as a percentage of net sales resulted primarily from higher personnel costs principally attributable to our acquisition of Advanced Circuits; higher corporate governance expenses, principally higher directors’ and officers’ liability insurance premiums and accounting and legal fees; increased incentive compensation expense; transition costs to integrate Advanced Circuits; an increase in the bad debt provision; and higher information technology costs.  Information technology salaries and expenses for 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the presentation for 2003.

Amortization of intangibles was for intangible assets with finite lives from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $1.2 million in both 2002 and 2003.

Restructuring charges in 2003 were $0.6 million for severance and other exit costs primarily related to eliminating 45 positions at our Redmond, Washington, facility as well as a further writedown of assets held for sale. Restructuring charges were incurred in 2002 related to our Burlington, Washington, facility. We closed the facility and recorded $3.9 million of restructuring charges. These charges consisted primarily of severance costs and a further write down of the facility’s building and equipment.

Income Taxes

The provision for income taxes increased by $6.2 million from a benefit of $2.3 million in 2002 to a provision of $3.9 million in 2003. The income tax benefit in 2002 resulted from a pretax loss before extraordinary item, and the income tax provision in 2003 resulted from pretax income before extraordinary item.  Our effective income tax rate in 2002 was 32.6%, and it was 39.4% in 2003.  Our effective income tax rate is primarily impacted by state income taxes, which vary due to the sales and profitability mix among our facilities as well as certain non-deductible items.

Extraordinary Gain

In 2003, we recorded an extraordinary gain of $1.5 million after resolving contingencies concerning the fair value of certain assets acquired and liabilities assumed as part of our acquisition of Advanced Circuits, including the settlement of a claim for a working capital adjustment. In 2002, we recorded an extraordinary gain of $6.3 million as part of our acquisition of Advanced Circuits. The fair value of the net assets acquired exceeded the cost to purchase Advanced Circuits, resulting in negative goodwill.  In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets except current assets and deferred income taxes.  The remaining unallocated negative goodwill was recorded as an extraordinary gain.  See Note 3 to our consolidated financial statements for a description of the extraordinary gains.

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

Cost of Goods Sold

Cost of goods sold decreased $13.7 million, or 14.9%, from $92.2 million in 2001 to $78.5 million in 2002. The decrease in cost of goods sold resulted from lower labor, materials and variable overhead costs that were associated with a decline in the number of printed circuit boards sold. As a percentage of net sales, cost of goods sold increased from 71.5% in 2001 to 88.2% in 2002.  Higher medical expense, higher depreciation expense and an increase in unabsorbed manufacturing overhead due to excess capacity partially offset by a reclassification of information technology expenses in 2002 resulted in a higher cost of goods sold percentage. Expenditures for information technology salaries and expenses for 2002 have been reclassified to general and administrative expenses to conform to the presentation for 2003. This reclassification more appropriately reflects the overall corporate nature of our information technology expenses. As a percentage of net sales, the reclassification reduced cost of goods sold and increased gross profit by 1.1% in 2002.

Gross Profit

Gross profit decreased $26.3 million, or 71.3%, from $36.8 million in 2001 to $10.5 million in 2002.  This decrease in gross profit resulted primarily from a lower volume of printed circuit boards sold and to a lesser extent from lower pricing levels.  Our gross margin was 11.8% in 2002 compared to 28.5% in 2001. Gross margin decreased due to increased medical expense, increased depreciation expense and lower absorption of fixed manufacturing expenses partially offset by a reclassification of information technology expenses in 2002.

Operating Expenses

Sales and marketing expenses decreased $0.9 million from $7.3 million in 2001 to $6.4 million in 2002. The decrease resulted from lower commissions to sales representatives due to lower net sales in 2002. As a percentage of net sales, selling expenses increased from 5.6% in 2001 to 7.2% in 2002.  The increase as a percentage of net sales was due to lower absorption of fixed sales and marketing expenses and higher average per-unit commissions related to a higher proportion of quick-turn sales in 2002.

General and administrative expenses increased $0.1 million from $5.4 million in 2001 to $5.5 million in 2002.  This increase resulted from the reclassification of information technology expenses from cost of goods sold to general and administrative expense in 2002 as well as higher costs for directors and officers insurance and a higher bad debt provision.  As a percentage of sales, general and administrative expenses increased to 6.2% of sales in 2002 from 4.2% of sales in 2001.

Amortization of intangibles consists of amortization of goodwill and other intangible assets from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles decreased $3.6 million from $4.8 million in 2001 to $1.2 million in 2002.  This decrease resulted from our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.  Under the new rules, goodwill is not amortized, rather it is subject to impairment testing. The amortization expense recorded in 2002 was for definite-lived intangible assets.

We consolidated manufacturing capabilities by closing our Burlington, Washington, facility in December 2002.  As a result of this consolidation, we recorded restructuring charges of $3.9 million in 2002 of which $1.8 million was a non-cash impairment charge to write-down building, property and equipment held for sale to its estimated net realizable value and approximately $2.1 million was related to severance and other exit costs.  We laid off approximately 193 employees in connection with the restructuring.

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

Income Taxes

The provision for income taxes decreased from a provision of $6.2 million in 2001 to a benefit of $2.3 million in 2002. This income tax benefit resulted from a pretax net loss.  Our effective income tax rate in 2002 was 32.6%, and it was 36% in 2001.  Our effective income tax rate is primarily impacted by certain non-deductible items.

Extraordinary Gain

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

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, proceeds from our public offerings and proceeds from employee exercises of stock options.  Our principal uses of cash have been to meet debt service requirements, finance capital expenditures, fund working capital and finance mergers and acquisitions. We anticipate that these uses will continue to be the principal demands on our cash in the future. As of December 31, 2003, we had net working capital of approximately $52.4 million, compared to $40.4 million as of December 31, 2002.  The increase in working capital is primarily attributable to increases in cash, short-term investments and accounts receivable.

Our 2004 capital plan is expected to total approximately $20 million and reflects capacity expansion at all three of our facilities.  The capital plan includes $10 million for the first phase of our planned Chippewa Falls facility expansion.  The balance will be allocated to general maintenance and growth capital expenditures across all three facilities.  The second phase of our Chippewa Falls capacity expansion, not currently included in the 2004 capital plan, would cost approximately $4 million and would be made as demand and market conditions warrant.  This second phase could be completed within three to six months of determining to proceed and will be revisited on a regular basis throughout 2004 and in future periods.

The following table provides information on future payments under the Company’s credit facility,  future minimum lease payments under non-cancelable operating leases and other long-term liabilities reflected on our balance sheet under generally accepted accounting principles as of December 31, 2003 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$7,777	$4,444	$3,333	$—	$—
Operating leases	699	189	192	34	284
Other long-term liabilities (1)	3,132	1,111	2,008	13	—
Total contractual cash obligations	$11,608	$5,744	$5,533	$47	$284

(1)          Our balance sheet reflects these other long-term liabilities at their net present value.

Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet the debt service requirements, capital expenditures and working capital needs of our current operations for the next 12 months.

Net cash provided by operating activities was $18.6 million in 2003, compared to $10.0 million in 2002.  Our 2003 operating cash flow of $18.6 million primarily reflects net income of $7.4 million, $9.4 million of depreciation, amortization and imputed interest expense, and a $4.2 million decrease in deferred income taxes, partially offset by a net increase in working capital of $1.4 million, excluding cash and short-term investments.

Net cash used in investing activities was $14.1 million in 2003, compared to $8.5 million in 2002. In 2003, we purchased $6.6 million of property, plant and equipment and $7.5 million in net short-term investments.

Net cash provided by financing activities was $0.9 million in 2003, compared to $7.1 million used in financing activities in 2002. Our 2003 financing net cash flow reflects net proceeds of $3.3 million from a secondary stock offering and employee stock option exercises, partially offset by $2.2 million in principal repayments on our long-term debt.

We amended our senior credit agreement as of April 30, 2003. We have a term loan with a remaining balance of $7.8 million that is payable in equal quarterly installments through September 30, 2005. We have a committed revolving loan facility of $25.0 million with a final maturity date of September 29, 2005. We may prepay the term loan and borrow, repay and reborrow under the revolving loan facility at any time. The term loan and the revolving loan bear interest at rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the credit agreement) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement. As of December 31, 2003, the term loan had a weighted average interest rate of 2.71%. Since the amendment effective date of April 30, 2003, our borrowings under the revolving facility are subject to a borrowing base or formula that is based on our accounts receivable and inventory. As of December 31, 2003, we had no outstanding revolving loan balances.  We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount.  The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing. As of December 31, 2003, we were in compliance with the covenants and had $16.9 million of available borrowing capacity under our revolving loan facility.

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

Seasonality

We have historically experienced lower sales in our second and third fiscal quarters due to patterns in the capital budgeting and purchasing cycles of our customers and the end markets they serve.  In particular, this effect is caused by the seasonality of our high-end computing segment and customer quick turn-ordering patterns.  We expect to mitigate the impact of seasonality through diversification of our customer base.

Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments: Mandatorily Redeemable Instruments; Instruments with Repurchase Obligations; and Instruments with Obligations to Issue a Variable Number of Securities.  We adopted SFAS No. 150 in the third quarter 2003 and it did not have an impact on our financial position or results of operations.

In November 2002, the FASB Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN No. 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending March 15, 2004, with the exception of Special Purpose Entities (“SPEs”).  The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003.  We have determined that we do not have any variable interest entities or SPEs and accordingly, the adoption of FIN No. 46 did not impact us and the adoption of FIN No. 46R in the first quarter of 2004 will not impact us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our senior credit facility bears interest at floating rates.

The revolving loan bears interest ranging from 1.5% to 2.5% per annum plus the applicable LIBOR or from 0.5% to 1.0% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility.  As of December 31, 2003, the term loan had a weighted average interest rate of 2.71%. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes, and data are included herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 14, 2002, TTM Technologies, Inc. (the “Company”) engaged the accounting firm of KPMG LLP as its new independent public accountants and dismissed Arthur Andersen LLP. The decision to change the Company’s accounting firm was recommended and approved by the Company’s Audit Committee of the Board of Directors and approved by the Company’s Board of Directors on May 10, 2002.  The Company filed a Form 8-K on May 17, 2002 to disclose the information required by this Item 9.

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item relating to our directors and executive officers is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

ITEM 11.                                              EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedule

(1)  Financial Statements are listed in the Index to Financial Statements on page F-1 of this Report.

(2)  Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts are set forth on page S-3 of this Report.

Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

(b) Reports on Form 8-K

On October 21, 2003, the Company filed a Current Report on Form 8-K with the text of its press release announcing third quarter results.

(c) Exhibits

Exhibit Number	Exhibits
2.1	Form of Plan of Reorganization(1).
2.2

Recapitalization and Stock Purchase Agreement dated as of December 15, 1998 by and among Circuit Holdings, LLC, the Registrant and Lewis O.Coley, III, the Colleen Beckdolt Trust No. 2 and the Ian Lewis Coley  Trust No. 2.(1)

2.3	Stock Purchase Agreement between Honeywell Electronic Materials, Inc. and TTM Technologies, Inc. dated as of December 24, 2002 (4)
3.1	Registrant’s Amended Articles of Incorporation.(1)
3.2	Registrant’s Amended Bylaws.(1)
4.1	Form of Registrant’s common stock certificate.(1)
4.2	Registration Rights Agreement dated as of December 15, 1998 among the Registrant, Lewis O. Coley, III and Circuit Holdings, LLC.(1)
4.3	Registration Rights Agreement dated as of July 13, 1999 among the Registrant and certain Purchasers listed on Schedule I thereto.(1)
4.4	Registration Rights Agreement dated as of July 13, 1999 among the Registrant and certain Purchasers of Warrants listed on Schedule I thereto.(1)
4.5	Subscription Agreement dated as of July 13, 1999 among the Registrant and Purchasers of Company Common Stock listed on Schedule I thereto.(1)
10.1

Amended and Restated Credit Agreement dated as of September 29, 2000 among  the Company, the Domestic Subsidiaries of the Company from time to time parties thereto, the Lender Parties thereto, First Union National Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, SunTrust Bank, as Documentation Agent, and First Union Capital Markets Corp., as Lead Arranger.(2)

10.2

First Amendment to Amended and Restated Credit Agreement dated as of October 13, 2000 among the Company, the Domestic Subsidiaries of the Company identified as a “Guarantor” on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent.(2)

10.3

Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 2001 among the Company, the Domestic Subsidiaries of the Company identified as a “Guarantor” on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent.(3)

10.4

Consent dated December 17, 2002 among the Company, the Domestic Subsidiaries of the Company identified as a “Guarantor” on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent (6)

10.5

Third Amendment to Amended and Restated Credit Agreement dated April 30, 2003 among the Company, the Domestic Subsidiaries of the Company identified as a “Guarantor” on the signature pages thereto, and the Lender Parties thereto and Wachovia Bank, as Administrative Agent.(5)

10.6	Amended, Restated and Consolidated Management and Consulting Agreement among the Registrant, T.C. Management L.L.C., T.C. Management IV, L.L.C. and Brockway Moran & Partners Management, L.P.(1)
10.7	Employment Agreement dated as of August 3, 2000 between the Registrant and Kenton K. Alder.(1)
10.8	Offer Letter dated as of February 25, 2000 between the Registrant and Stacey M. Peterson.(1)
10.9	Amended and Restated Management Stock Option Plan.(1)
10.10	Form of Management Stock Option Agreement.(1)
10.11	Form of 2000 Equity Compensation Plan.(1)
10.12	Form of Indemnification Agreement with directors, officers and key employees.(1)
10.13	Lease Agreement dated as of July 19, 1995 between the Port of Skagit County and the Registrant.(1)
10.14	Statutory Warranty Deeds for Redmond Facility.(1)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP.
23.2	Consent of Arthur Andersen LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) as filed with the Securities and Exchange Commission (the “Commission”) and declared effective on September 20, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on November 16, 2000.

(3)	Incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333-75796) as filed with the Commission and declared effective on February 22, 2002.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 27, 2002.

(5)	Incorporated by reference to the Registrant’s Form S-3 as filed with the Commission and declared effective on September 17, 2003.

(6)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

Date: February 26, 2004	By:	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenton K. Alder	President, Chief Executive Officer
Kenton K. Alder	(Principal Executive Officer), and Director	February 26, 2004

/s/ Stacey M. Peterson	Chief Financial Officer, Secretary,
Stacey M. Peterson	(Principal Financial and Accounting Officer)	February 26, 2004

/s/ Jeffrey W. Goettman	Chairman of the Board	February 26, 2004
Jeffrey W. Goettman

/s/ Michael E. Moran	Director	February 26, 2004
Michael E. Moran

/s/ Douglas P. McCormick	Director	February 26, 2004
Douglas P. McCormick

/s/ James K. Bass	Director	February 26, 2004
James K. Bass

/s/ Richard P. Beck	Director	February 26, 2004
Richard P. Beck

/s/ John G. Mayer	Director	February 26, 2004
John G. Mayer

TTM TECHNOLOGIES, INC.

Independent Auditors’ Report

The Board of Directors and Shareholders of
TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The accompanying consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2001, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements, before the revision described in Note 2 to the consolidated financial statements, in their report dated January 24, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTM Technologies, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of TTM Technologies, Inc. and subsidiaries were audited by other auditors who have ceased operations.  As discussed in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.  In our opinion, the transitional disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of TTM Technologies, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Salt Lake City, Utah
January 28, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001.  This audit report has not been reissued by Arthur Andersen LLP since Arthur Andersen LLP has ceased operations. The 2001 consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.

Report of Independent Public Accountants

To TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Salt Lake City, Utah
January 24, 2002

TTM TECHNOLOGIES, INC.
Consolidated Balance Sheets
As of December 31, 2002 and 2003
(In thousands)

	2002	2003
Assets
Current assets:
Cash and cash equivalents	$18,879	$24,237
Short-term investments	—	7,508
Accounts receivable, net of allowances of $4,008 and $3,734, respectively	17,913	28,519
Inventories, net	10,485	8,617
Prepaid expenses and other	3,083	1,129
Assets held for sale	2,797	2,308
Income taxes receivable	5,230	830
Deferred income taxes	1,867	1,739
Total current assets	60,254	74,887
Property, plant and equipment, at cost:
Land	4,932	4,932
Machinery and equipment	53,075	55,960
Buildings and improvements	13,881	14,316
Furniture and fixtures	390	409
Automobiles	124	102
Construction-in-process	546	895
	72,948	76,614
Less accumulated depreciation	(27,379)	(33,078)
Property, plant and equipment, net	45,569	43,536
Other assets:
Debt issuance costs, net of accumulated amortization of $157 and $254, respectively	49	187
Deferred income taxes	14,442	10,343
Goodwill, net	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $4,164 and $5,424, respectively	13,865	12,955
Deposits and other	174	796
Total other assets	91,683	87,434
	$197,506	$205,857
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,222	$4,444
Accounts payable	12,540	7,862
Accrued salaries, wages and benefits	3,773	7,964
Other accrued expenses	752	1,188
Current portion other long-term liabilities	562	1,077
Total current liabilities	19,849	22,535

Long-term debt, less current maturities	7,778	3,333
Other long-term liabilities, less current portion	2,453	1,662
Total long-term liabilities	10,231	4,995
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized, 39,724 and 40,475 shares issued and outstanding, respectively	149,936	153,256
Retained earnings	17,664	25,106
Deferred stock-based compensation	(174)	(35)
Total shareholders’ equity	167,426	178,327
	$197,506	$205,857

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2001, 2002 and 2003

(In thousands, except per share data)

	2001	2002	2003

Net sales	$128,989	$88,989	$180,317
Cost of goods sold	92,235	78,456	145,694
Gross profit	36,754	10,533	34,623
Operating expenses:
Selling and marketing	7,272	6,447	10,858
General and administrative	5,435	5,519	11,696
Amortization of intangibles	4,808	1,202	1,202
Restructuring charges	—	3,859	649
Total operating expenses	17,515	17,027	24,405
Operating income (loss)	19,239	(6,494)	10,218
Other income (expense):
Interest expense	(2,644)	(1,084)	(583)
Amortization of debt issuance costs	(41)	(105)	(97)
Interest income and other, net	629	694	352
Total other expense, net	(2,056)	(495)	(328)
Income (loss) before income taxes and extraordinary item	17,183	(6,989)	9,890
Income tax (provision) benefit	(6,189)	2,278	(3,901)
Income (loss) before extraordinary item	10,994	(4,711)	5,989
Extraordinary gain	—	6,296	1,453
Net income	$10,994	$1,585	$7,442

Basic earnings per share:
Income (loss) before extraordinary item	$0.29	$(0.12)	$0.15
Extraordinary gain	—	0.16	0.04
Net income	$0.29	$0.04	$0.19

Diluted earnings per share:
Income (loss) before extraordinary item	$0.28	$(0.12)	$0.15
Extraordinary gain	—	0.16	0.03
Net income	$0.28	$0.04	$0.18

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2001, 2002 and 2003

(In thousands)

			Retained Earnings	Deferred Stock- Based Compensation	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2000	37,349	$132,937	$5,085	$(280)	$137,742
Amortization of deferred stock- based compensation	—	—	—	52	52
Exercise of common stock options	293	814	—	—	814
Income tax benefit from options exercised	—	477	—	—	477
Net income	—	—	10,994	—	10,994
Balance, December 31, 2001	37,642	134,228	16,079	(228)	150,079
Amortization of deferred stock- based compensation	—	—	—	54	54
Shares sold in secondary public offering, net of offering costs	2,025	15,283	—	—	15,283
Shares repurchased in stock buyback program	(122)	(234)	—	—	(234)
Exercise of common stock options	179	471	—	—	471
Income tax benefit from options exercised	—	188	—	—	188
Net income	—	—	1,585	—	1,585
Balance, December 31, 2002	39,724	149,936	17,664	(174)	167,426
Amortization of deferred stock- based compensation	—	—	—	139	139
Shares sold in secondary public offering, net of offering costs	200	1,724	—	—	1,724
Exercise of common stock options	551	1,596	—	—	1,596
Net income	—	—	7,442	—	7,442
Balance, December 31, 2003	40,475	$153,256	$25,106	$(35)	$178,327

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2001, 2002 and 2003

(In thousands)

	2001	2002	2003
Cash flows from operating activities:
Net income	$10,994	$1,585	$7,442
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	—	(6,296)	(1,453)
Depreciation of property, plant and equipment	8,294	8,761	7,774
Net loss (gain) on sale of property, plant and equipment	158	30	(92)
Amortization of goodwill and other intangible assets	4,808	1,202	1,260
Amortization of deferred stock-based compensation	52	54	139
Amortization of debt issuance costs	41	105	97
Non-cash interest imputed on other long-term liabilities	—	—	149
Non-cash restructuring charge for impairment of building and equipment	—	1,838	446
Deferred income taxes	2,513	3,004	4,227
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	22,482	3,422	(10,050)
Inventories, net	3,767	1,796	1,939
Prepaid expenses and other	154	(1,817)	2,523
Income taxes receivable	(4,311)	(254)	4,400
Accounts payable	(4,123)	(3,171)	(4,073)
Income taxes payable	(3,256)	—	—
Accrued salaries, wages and benefits and other accrued expenses	(3,328)	(248)	3,854

Net cash provided by operating activities	38,245	10,011	18,582

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(13,281)	(7,674)	(6,564)
Purchase of intangibles	—	—	(350)
Purchases of short-term investments	—	—	(8,508)
Proceeds from sales of short-term investments	—	—	1,000
Acquisition of Advanced Circuits	—	(860)	—
Proceeds from sale of property, plant and equipment	105	17	335

Net cash used in investing activities	(13,176)	(8,517)	(14,087)

Cash flows from financing activities:
Principal payments on long-term debt	(10,687)	(22,625)	(2,222)
Sale of common stock for cash, net of offering costs	—	15,283	1,724
Proceeds from exercise of common stock options	814	471	1,596
Shares repurchased in stock buyback plan	—	(234)	—
Payment of debt issuance costs	—	—	(235)

Net cash provided by (used in) financing activities	(9,873)	(7,105)	863

Net increase (decrease) in cash and cash equivalents	15,196	(5,611)	5,358
Cash and cash equivalents at beginning of year	9,294	24,490	18,879

Cash and cash equivalents at end of year	$24,490	$18,879	$24,237
Supplemental cash flow information:
Cash paid for interest	$2,663	$1,060	$439
Cash paid (refunded) for income taxes	11,103	(5,104)	(5,705)

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1)  Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the “Company”), formerly Pacific Circuits, Inc., was incorporated under the laws of the State of Washington on March 20, 1978.  In July 1999, Power Circuits, Inc. was acquired, and on December 26, 2002, Honeywell Advanced Circuits, Inc., renamed to TTM Advanced Circuits, Inc., (“Advanced Circuits”) was acquired, and both became wholly-owned subsidiaries of TTM Technologies, Inc.  TTM Technologies, Inc. and its wholly-owned subsidiaries are collectively referred to as “the Company.”  The Company is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment.  The Company sells to a variety of customers located both within and outside of the United States of America.

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

Principles of Consolidation

The consolidated financial statements include the accounts of TTM Technologies, Inc. and its wholly-owned subsidiaries, Power Circuits, Inc. and TTM Advanced Circuits, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company derives its revenue primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognizes revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured – generally when products are shipped to the customer.  The Company provides its customers a limited right of return for defective printed circuit boards. The Company accrues an estimated amount for sales returns and allowances at the time of sale based on historical information. For the years ended December 31, 2001, 2002 and 2003, the provision for sales returns was less than 2% of gross sales.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing bank accounts and short-term debt securities. As of December 31, 2002 and 2003, the Company had $16,258 and $22,458, respectively, in short-term interest-bearing securities.

Short-term Investments

The Company considers highly liquid investments with a maturity of more than three months and less than one year to be short-term investments.  Debt securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost.  Investments in held-to-maturity debt securities were carried at amortized cost which approximated fair market value and consist of corporate notes totaling $3,995, federal agency securities totaling $2,010, and municipal notes totaling $1,503 at December 31, 2003.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  Inventories as of December 31, 2002 and 2003 consist of the following:

	2002	2003

Raw materials	$2,956	$2,076
Work-in-process	5,459	5,412
Finished goods	2,070	1,129
	$10,485	$8,617

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. The Company uses the following estimated useful lives:

Buildings and improvements	10 - 40 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	5 -7 years
Automobiles	5 years

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

Goodwill and Other Intangible Assets

Goodwill and other intangibles resulted primarily from the Company’s acquisition of Power Circuits in July 1999.  Other intangibles consist of strategic customer relationships, which are being amortized using the straight-line method over 15 years, and a licensing agreement for a manufacturing process, which is being amortized using the straight-line method over 3 years.    Amortization expense was $4,808, $1,202 and $1,260 in 2001, 2002 and 2003, respectively.  Prior to 2002, goodwill was amortized over 20 years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill.  Instead, goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists.  Upon adoption of SFAS No. 142, the Company performed an impairment test and determined that no impairment existed.  In addition, during the fourth quarters of 2002 and 2003, the Company performed impairment tests and concluded that no impairment existed.  There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

As required by SFAS No. 142, the following transitional disclosures are provided to demonstrate the result of operations as if the provisions of SFAS No. 142 would have been in effect at beginning of fiscal 2001:

	2001	2002	2003
Reported income (loss) before income taxes and extraordinary item	$17,183	$(6,989)	$9,890
Add back: goodwill amortization	3,606	—	—
Adjusted income (loss) before income taxes and extraordinary item	20,789	(6,989)	9,890
Adjusted income tax (provision) benefit	(7,487)	2,278	(3,901)
Adjusted income (loss) before extraordinary item	13,302	(4,711)	5,989
Extraordinary gain	—	6,296	1,453
Adjusted net income	$13,302	$1,585	$7,442

Basic Earnings Per Share:
Reported income (loss) before extraordinary item	$0.29	$(0.12)	$0.15
Goodwill amortization, net of income tax	0.06	—	—
Adjusted income (loss) before extraordinary item	0.35	(0.12)	0.15
Extraordinary gain	—	0.16	0.04
Adjusted net income	$0.35	$0.04	$0.19

Diluted Earnings Per Share:
Reported income (loss) before extraordinary item	$0.28	$(0.12)	$0.15
Goodwill amortization, net of income tax	0.06	—	—
Adjusted income (loss) before extraordinary item	0.34	(0.12)	0.15
Extraordinary gain	—	0.16	0.03
Adjusted net income	$0.34	$0.04	$0.18

Impairment of Long-lived Assets

Long-lived tangible assets and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset or asset groups may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value.

For assets held for sale, the carrying value of these assets is compared to the estimated fair value, less the cost to sell, to determine if recognition of an impairment is required.  Until the assets are disposed of, the estimated fair value is reevaluated when related events or circumstances change (see Note 4).

Judgments and assumptions are inherent in the Company’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize.  The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Self Insurance

The Company is primarily self insured for group health insurance benefits provided to employees and purchases insurance to protect against annual claims per individual in excess of $100 and at the aggregate level which varies with the number of employees and the health plans they select.  Self insurance liabilities are estimated for claims incurred but not paid using historical information provided by our insurance carrier and other professionals.  The Company accrued $719 and $2,084 for self insurance liabilities at December 31, 2002 and 2003, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the accompanying December 31, 2002 and 2003 consolidated balance sheets.  Actual claims experience may differ from our estimates.

Income Taxes

The Company recognizes deferred tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets or liabilities are determined based upon the difference between the financial statements and income tax basis of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be realized.

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

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the years ended December 31, 2001, 2002 and 2003:

	2001			2002			2003
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$10,994	37,482	$0.29	$1,585	39,511	$0.04	$7,442	39,993	$0.19
Effect of options and warrants		1,417			—			1,130
Diluted EPS	$10,994	38,899	$0.28	$1,585	39,511	$0.04	$7,442	41,123	$0.18

Stock options to purchase 451, 2,881 and 381 shares of common stock at December 31, 2001, 2002 and 2003, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by SFAS No. 123. Had compensation cost been determined in accordance with SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2001, 2002 and 2003, would have been changed to the following pro forma amounts:

	2001	2002	2003
Net income:
As reported	$10,994	$1,585	$7,442
Add: Amortization of deferred compensation	63	54	139
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,742)	(2,107)	(2,482)
Pro forma net income (loss)	$9,315	$(468)	$5,099
Basic earnings per share:
As reported	$0.29	$0.04	$0.19
Pro forma	0.25	(0.01)	0.13
Diluted earnings per share:
As reported	0.28	0.04	0.18
Pro forma	0.24	(0.01)	0.12

For pro forma disclosure purposes, the estimated fair value of each option is amortized over the vesting term of the respective option and is determined on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for the grants during 2001, 2002 and 2003:

	2001	2002	2003
Expected dividend yield	—%	—%	—%
Risk-free rate	4.7%	3.9%	3.1%
Expected life in years	5	5	5
Expected volatility	138%	119%	109%

The weighted average per share fair value of options granted was $7.26, $4.64 and $9.24 for options granted in 2001, 2002 and 2003, respectively.

Significant Customers

The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”).  The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

For the year ended December 31, 2001, one customer accounted for 11% of net sales.  For the year ended December 31, 2002, no customer accounted for more than 10% of the net sales.  For the year ended December 31, 2003, two customers accounted for 22% and 14% of the Company’s net sales.  Sales to our 10 largest customers were 42% and 64% of net sales for the years ended December 31, 2002 and 2003, respectively.  The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated in the computer and electronics instrumentation industries, and some of which are located outside the United States.  The Company performs ongoing credit evaluations of customers and does not require collateral.  The Company makes judgments as to its ability to collect outstanding trade receivables when collection becomes doubtful.  Provisions are made based upon a specific review of significant outstanding invoices, historical collection experience and current economic trends,

For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due.  As of December 31, 2002, three customers in the aggregate accounted for 24% of total accounts receivable.  As of December 31, 2003, five customers in the aggregate account for 56% of total accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and result of operations.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 in the third quarter 2003 and it did not have an impact on the Company’s financial position or results of operations.

In November 2002, the FASB Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN No. 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending March 15, 2004, with the exception of Special Purpose Entities (“SPEs”).  The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003.  We have determined that we do not have any variable interest entities or SPEs and accordingly, the adoption of FIN No. 46 did not impact us and the adoption of FIN No. 46R in the first quarter of 2004 will not impact us.

Fair Value of Financial Instruments

The carrying amounts of assets and liabilities as reported on the balance sheets at December 31, 2002 and 2003, which qualify as financial instruments, approximate fair value.

Reclassifications

Expenditures for information technology salaries and expenses of approximately $1,033 in 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the 2003 presentation.

(3) Acquisition of Advanced Circuits

On December 26, 2002, the Company acquired the stock of Advanced Circuits from Honeywell International, Inc. (“Honeywell”).  The purchase price was one dollar.  The total cost of the acquisition, including transaction fees and expenses, was approximately $860.  The acquisition was accounted for under the purchase method of accounting.  Accordingly, results of operations of Advanced Circuits are included in the accompanying consolidated financial statements from the date of acquisition. The fair value of the net assets acquired exceeded the cost to purchase Advanced Circuits, resulting in negative goodwill.  In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets except current assets and deferred income taxes.  The remaining unallocated negative goodwill was recorded as an extraordinary gain.

The following sets forth the preliminary allocation made in 2002, after reducing the applicable assets to zero for the effect of negative goodwill, as of December 26, 2002:

Accounts receivable, net	$10,126
Inventories, net	9,156
Other current assets	1,001
Property, plant and equipment	—
Deferred income tax assets, net	—
Intangible assets	—
Accounts payable	(9,850)
Accrued expenses	(1,122)
Customer rebate obligation	(3,015)
Extraordinary gain recorded in 2002	$6,296

In connection with the acquisition, the Company was entitled to a reimbursement from Honeywell if Advanced Circuit’s working capital, as defined in the agreement, was less than $13,900.  At the closing date, the working capital was less than $13,900, and the Company made a claim against Honeywell which is reflected as part of other current assets in the preceding table.  Additionally, between December 26 and December 31, 2002, Honeywell collected approximately $689 of the accounts receivable purchased by the Company.  Honeywell remitted these collections to the Company subsequent to December 31, 2002.  Both the claim against Honeywell and Honeywell’s collections of accounts receivable purchased by the Company are reflected as prepaid expenses and other in the accompanying December 31, 2002 consolidated balance sheet.  In the quarter ended March 31, 2003, the Company settled its claim against Honeywell in the amount of $1,400 for the working capital shortfall, which amount was $570 in excess of the estimated settlement as of December 31, 2002.

During 2003, the Company resolved several uncertainties concerning certain indemnifications which the Company and Honeywell agreed to resolve subsequent to the closing.  The Company also finalized certain preliminary estimates of fair value related to assets acquired and liabilities assumed that were made as of December 31, 2002.  In accordance with SFAS No. 141, the Company recorded an additional extraordinary gain of $1,453 in 2003, of which $570 related to the working capital shortfall as discussed above.

In connection with the acquisition, the Company became contractually responsible for a rebate obligation to one of Advanced Circuit’s customers.  Honeywell is responsible to reimburse the Company quarterly for a portion of the rebate obligation when invoiced by the Company.  The rebate is based on a percent of net sales to this customer.  The Company estimated the amount and timing of future net sales to this customer and applied a discount rate to reflect the net present value of the estimated rebates over the period of time in which the rebates are expected to be paid.  The long-term and current portions of the rebate are carried as other long-term liabilities, less current portion and current portion other long-term liabilities, respectively in the accompanying consolidated balance sheets.

In connection with the acquisition, the Company entered into a transition services agreement with Honeywell, whereby Honeywell continued to provide some of the infrastructure services such as various information systems assistance, payroll processing and employee benefits programs for approximately 90 days that had been previously provided to Advanced Circuits.  The Company paid approximately $103 in 2003 for services under the transition services agreement.

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

	2001	2002
Net sales	$361,169	$220,567
Loss before extraordinary item	(22,377)	(59,909)
Basic and diluted loss per share before extraordinary item	$(0.60)	$(1.52)

(4)  Restructuring Charges

During the second quarter of 2002, the Company reduced its labor force at its Burlington, Washington, facility.  During the fourth quarter of 2002, the Company consolidated manufacturing capabilities by closing its Burlington, Washington facility to better manage and control its business.  As a result, the Company recorded $3,859 in total restructuring charges in 2002.   These charges included the impairment of the building, property and equipment of $1,838, employee termination and severance of $1,459 and other exit costs of $562 associated with the facility closure.  The Company terminated a total of 193 employees which were primarily involved in the manufacturing process.  During the first quarter of 2003, a $203 restructuring charge was taken for severance and other exit charges primarily in connection with the lay off of 45 employees at the Company’s Redmond, Washington facility.

During 2002, the Company designated building and equipment with a remaining net book value of $2,797 as assets held for sale.  During 2003, the Company reviewed the fair value of the remaining assets held for sale for possible impairment and recorded an additional impairment charge of $446.  At December 31, 2003, the carrying value of the remaining assets held for sale was $2,308.  These assets have been stated at their estimated fair value less selling costs and the Company is actively marketing the assets for sale.  Due to the inherent uncertainty of the estimates involved, the value of the assets held for sale could change in the near term which could result in an additional impairment charge.  The chart below shows the additions to and utilization of the accrued restructuring charges during the years ended December 31, 2002 and 2003.

	Severance	Other Exit Charges	Impairment Charge	Total
2002 Charge	$1,459	$562	$1,838	$3,859
Utilization	(1,134)	(358)	(1,838)	(3,330)
Accrued at December 31, 2002	325	204	—	529
2003 Charge	200	3	446	649
Utilization	(525)	(117)	(446)	(1,088)
Accrued at December 31, 2003	$—	$90	$—	$90

(5)                                 Long-Term Debt

The Company’s senior credit facility (“Credit Facility”) consists of a term loan and a $25,000 revolving loan commitment.  As of December 31, 2002 and 2003, the Company had $10,000 and $7,777, respectively, outstanding on the term loan.  As of December 31, 2002 and 2003, the Company did not have any balance outstanding on the revolving loan.

The term loan is payable in equal quarterly installments with the final maturity on September 30, 2005.  On December 30, 2002, a prepayment was made on the term loan of $14,469 in connection with the closing of the acquisition of Advanced Circuits.  The revolving loan commitment expires on September 29, 2005. Interest on the revolving loan and the term loan ranges from LIBOR plus 1.5% to 2.5%, or the Alternate Base Rate (as defined in the Credit Facility) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon the Company’s leverage ratios as defined in the agreement.  At December 31, 2003, the term loan had a weighted average interest rate of 2.71%. The Company pays a quarterly commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The term loan and the revolving loan are secured by substantially all of the assets of the Company.

The Credit Facility, as amended, contains certain financial and other covenants. These covenants include capital expenditure limits, leverage and fixed charge coverage ratios, consolidated EBITDA and various other covenants. At December 31, 2003, the Company was in compliance with these covenants.   In connection with the 2002 acquisition of Advanced Circuits, the Company and its lenders amended the Credit Facility in April 2003 to subject the revolving loan commitment to a borrowing base.  At December 31, 2003, the Company’s available borrowing capacity under the revolving loan was $16,905.

The aggregate amount of principal maturities of long-term debt at December 31, 2003 are as follows:

Year Ending December 31,
2004	$4,444
2005	3,333
$7,777

(6)  Common Stock Transactions

Secondary Offering

The Company completed a secondary offering in February 2002 and sold a total of 7,245 shares, including the overallotment option of 945 shares, of common stock (2,025 sold by the Company and 5,220 shares sold by the selling shareholders) at a price of $8.50 per share.  The Company received net proceeds of approximately $15,283, after the underwriting discounts of $0.446 per share and other secondary offering expenses of approximately $1,027, which includes a $258 financial advisory fee paid to TC Management, L.L.C., TC Management IV, L.L.C., and Brockway Moran & Partners Management, L.P.  (see Note 11).

The Company completed a secondary offering in September 2003 and sold a total of 12,650 shares, including the overallotment option of 1,650 shares, of common stock (200 sold by the Company and 12,450 shares sold by the selling shareholders) at a price of $12.00 per share.  The Company received net proceeds of approximately $1,724, after the underwriting discounts of $0.63 per share and other secondary offering expenses of approximately $550.

Stock Repurchase Plan

In October of 2002, the Board of Directors authorized a repurchase of the Company’s common stock up to $10,000.  During the year ended December 31, 2002, the Company repurchased and retired 122 shares for a total cost of approximately $200.

(7)  Income Taxes

The components of the benefit (provision) for income taxes for the years ended December 31, 2001, 2002 and 2003 are:

	2001	2002	2003
Current benefit (provision):
Federal	$(3,674)	$5,284	$467
State	(2)	(2)	(141)
Total current	(3,676)	5,282	326
Deferred benefit (provision):
Federal	(2,457)	(2,937)	(3,733)
State	(56)	(67)	(494)
Total deferred	(2,513)	(3,004)	(4,227)
Total benefit (provision)	$(6,189)	$2,278	$(3,901)

The following is a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rates for the years ended December 31, 2001, 2002 and 2003 which are derived by dividing the benefit (provision) for income taxes by (loss) income before income taxes and extraordinary item:

	2001	2002	2003
Statutory federal income tax rate	(34.0)%	34.0%	(34.0)%
State income taxes, net of federal benefit and state tax credits	—	—	(4.5)
Other	(2.0)	(1.4)	(0.9)
Total benefit (provision) for income taxes	(36.0)%	32.6%	(39.4)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of the net deferred tax assets as of December 31, 2002 and 2003 are as follows:

	2002	2003
Deferred tax assets:
Tax goodwill related to recapitalization	$20,203	$18,102
Property, plant and equipment basis differences	7,357	3,711
Reserves and accruals	3,196	4,189
Net operating loss carryforwards	—	5,767
State tax credits carryforwards	—	1,713
Alternative minimum tax credit carryover	—	144
	30,756	33,626
Less valuation allowance	(11,578)	(17,006)
	19,178	16,620
Deferred tax liabilities:
Goodwill and intangible asset amortization from Power Circuits, Inc. acquisition	(2,869)	(4,538)
	(2,869)	(4,538)
Net deferred income tax assets	$16,309	$12,082

Current portion	$1,867	$1,739
Long-term portion	14,442	10,343

The primary deferred tax asset, tax goodwill related to recapitalization, is being amortized over a 15-year period in accordance with the provisions of the Internal Revenue Code (“Code”). As a result of the Company’s recapitalization in 1998, the Company became a C Corporation and the tax effect of all differences between the tax reporting and financial reporting bases of the Company’s net assets was recorded as a net deferred tax asset. The most significant basis difference resulted from a Code section 338(h)(10) tax election made at the time of the recapitalization. This election had the effect of characterizing the recapitalization and stock purchase as an asset purchase for income tax purposes. Therefore, the consideration paid to the former owner in excess of tax basis of the net assets was recorded as tax-deductible goodwill, even though no goodwill was reported for financial reporting purposes.

At December 31, 2003, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $15,063 and $19,322, respectively.  If not utilized, the federal net operating loss carryforwards will begin to expire in 2023, and the state net operating loss carryforwards will begin to expire in 2012.  Approximately $119 of the state credit carryovers will begin to expire in 2007, with no expirations on the remaining $1,594.

Approximately $3,812 of the federal net operating loss carryforwards is a result of the tax benefit from the 2003 exercise of employee stock options.  This resulted in additional deferred tax assets of approximately $1,296 for which a full valuation allowance has been provided as of December 31, 2003.  Accordingly, there was no net impact on shareholders’ equity for the year ended December 31, 2003 related to the tax benefit for the exercise of employee stock options.  Upon realization of this tax benefit, the reduction in the provided valuation allowance will be reflected as an increase to shareholders’ equity.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized.  The increase in the valuation allowance during the year ended December 31, 2003 is due primarily to purchase accounting adjustments to the preliminary estimates of deferred income taxes for the basis differences of the assets acquired and the liabilities assumed in connection with the acquisition of Advanced Circuits in December 2002 and the valuation allowance provided for the tax benefit from the exercise of employee stock options in 2003.

The Company has determined that a valuation allowance is necessary for the deferred tax assets that are not more likely than not to be realized based on estimates of sources of taxable income.  It is possible that the Company’s estimates could change in the near term and it may become necessary to record either a full or partial decrease or increase to the valuation allowance in future periods, which would either positively or negatively effect the Company’s results of operations, respectively.

(8)  Commitments and Contingencies

Operating Leases

The Company leases land, a sales office and equipment under noncancellable operating leases.  The land leased by the Company relates to the building in Burlington, Washington that has been classified as held for sale.  As of December 31, 2003, future minimum lease payments totaled $699 and were due as follows: 2004-$189; 2005-$136; 2006-$56; 2007-$17; 2008-$17; and thereafter $284.

Total rent expense for the years ended December 31, 2001, 2002 and 2003 was approximately $106, $24 and $281 respectively.

Legal Matters

During 2001, the Company was advised that it has been added as a defendant in a patent infringement lawsuit filed in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that the Company has infringed certain “machine vision” and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. Although the ultimate outcome of this matter is not currently determinable, management believes the Company has meritorious defenses to these allegations and, based in part on the licensing terms offered by the Lemelson Partnership, does not expect this litigation to materially impact the Company’s results of operations, financial condition or liquidity.  However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect.  Furthermore, there can be no assurance that the Company will prevail in any such litigation.

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

(9)  Stock-Based Compensation Plans

The Company has adopted the Management Stock Option Plan (the “Plan”). The Plan, as amended in 2000, provides for issuance of a maximum of 5,600 shares of the Company’s common stock. Stock options may be granted as “Incentive Stock Options” (as defined by the Internal Revenue Code and awards) or nonqualified options. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than the fair market value at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee. Options expire no later than ten years from the grant date. The Plan expires on December 1, 2008. A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2000	2,924	$4.63
Granted	172	8.15
Exercised	(293)	2.77
Forfeited	(214)	2.63
Outstanding at December 31, 2001	2,589	5.24
Granted	666	5.59
Exercised	(179)	2.63
Forfeited	(195)	5.08
Outstanding at December 31, 2002	2,881	5.49
Granted	1,399	11.73
Exercised	(551)	2.90
Forfeited	(213)	5.76
Outstanding at December 31, 2003	3,516	$8.37
Exercisable at December 31, 2003	1,262	$5.49

As of December 31, 2003, 2,876 of the 3,516 options outstanding vest equally over five years from the grant date.  Options to purchase 32 shares vest on the fifth anniversary of the date of grant.  Options to purchase 608 shares vest on the eighth anniversary of the date of grant (“Cliff Vest Options”); however, upon the occurrence of certain events including a sale of shares by the majority shareholder or a merger, a portion of these options will vest earlier based upon the annual rate of return of the common stock, as defined in the agreement.

As a result of sales of the Company’s common stock in 2003 by the Company’s majority shareholder, 500 of the Cliff Vest Options vested.

A summary of options outstanding and options exercisable as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – $ 4.99	1,695	6.9	$2.98	955	$2.64
$ 5.00 – $ 9.99	107	7.4	7.07	31	7.44
$ 10.00 – $ 14.99	1,333	9.6	13.13	48	10.95
$ 15.00 and over	381	6.7	16.00	228	16.00
	3,516	7.9	$8.37	1,262	$5.49

During the year ended December 31, 2000, the Company granted 268 options with exercise prices of $2.63 per share, which was less than the fair value of the common stock at the date of the grant. These grants resulted in deferred stock-based compensation of $322, which is being amortized over the vesting terms of the options. During the years ended December 31, 2001, 2002 and 2003, the amortization was $52, $54 and $139, respectively.

(10)  Employee Benefit Plan

The Company has a 401(k) savings plan (“Plan”) under which all eligible full-time employees may participate and contribute a percentage of compensation subject to the maximum allowed by the Code.  The Plan provides for a discretionary matching contribution of a uniform percent of each participant’s annual contribution.  However, in applying the uniform percent, only contributions up to 4% of each participant’s compensation shall be considered.  The Company accrued contributions under the Plan and predecessor plans of $141, $207 and $293 during the years ended December 31, 2001, 2002 and 2003, respectively.

(11)  Related-Party Transactions

The Company has an agreement with TC Management, L.L.C., TC Management IV, L.L.C. and Brockway Moran & Partners Management, L.P. (collectively, “the Equity Sponsors”), entities owned by certain of the Company’s shareholders, which obligates the Company to pay these entities a financial advisory fee of 1.5% of the first $50,000 of the proceeds or value of any transaction with respect to which the three entities render financial advisory services to the Company, and 1% of any amount of proceeds or value in excess of $50,000 until such time as these entities and their affiliates, on a combined basis, own less than 25% of the total outstanding voting capital stock of the Company.

In connection with the secondary offering in February 2002, the Company paid the Equity Sponsors a $258 financial advisory fee.

In connection with the purchase of Advanced Circuits, the Company paid the Equity Sponsors a $500 financial advisory fee and $40 for certain out-of-pocket expenses which were accounted for as direct acquisition costs.

In connection with the secondary offering in September 2003 (Note 6), the Equity Sponsors and their affiliates no longer own 25% of the total outstanding voting capital stock of the Company, and the Company is no longer obligated to pay the financial advisory fee previously discussed.

The Company had a consulting and management services agreement with Pyxis Partnership, an entity controlled by Kenneth L. Shirley, one of the Company’s directors through November 2002.  Pyxis provided certain management and consulting services typical of those provided by a Chief Operating Officer.  These services were rendered on behalf of Pyxis primarily by Mr. Shirley.  During 2002, the Company paid Pyxis approximately $168 for these services.

The Company leased facilities from Harbor Building, LLC, a business owned by the former owners of Power Circuits, Inc. and existing shareholders and employees of the Company.  In December 2000, the Company exercised an option to purchase the facilities for approximately $3,413.  During the year ended December 31, 2001 an additional $106 was paid per prior rental agreements.

(12)  Preferred Stock

The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series.  The board of directors may also designate the rights, preferences and privileges of each series of preferred stock; any or all of which may be superior to the rights of the common stock.  As of December 31, 2003, no shares of preferred stock are outstanding.

(13)  Foreign Sales

Sales representing more than 1% of the Company’s net sales by country for the years ended 2001, 2002 and 2003, are as follows:

	2001	2002	2003
United States	$120,486	$83,541	$129,638
Malaysia	—	1,661	19,985
Italy	—	—	13,530
Canada	1,696	1,095	9,214
China	4,019	—	2,939
Other	2,788	2,692	5,011
Total	$128,989	$88,989	$180,317

(14)  Quarterly Financial Information (Unaudited)

The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31.  The first and fourth quarters of 2002 and 2003 contained 91 and 92 days, and 90 and 93 days, respectively.  Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2002:
Net sales	$23,734	$23,287	$20,557	$21,411
Gross profit	2,595	2,192	3,101	2,645
Loss before extraordinary item	(278)	(1,284)	(369)	(2,780)
Net income (loss)	(278)	(1,284)	(369)	3,516
Loss per share before extraordinary item:
Basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.07)
Net income (loss) per share:
Basic and diluted	$(0.01)	$(0.03)	$(0.01)	$0.09
Year Ended December 31, 2003:
Net sales	$39,634	$41,047	$45,327	$54,309
Gross profit	4,526	6,446	9,456	14,195
Income (loss) before extraordinary item	(974)	432	2,287	4,244
Net income (loss)	(150)	432	2,505	4,655
Income (loss) per share before extraordinary item:
Basic	$(0.02)	$0.01	$0.06	$0.11
Diluted	$(0.02)	$0.01	$0.06	$0.10
Net income (loss) per share:
Basic	$(0.00)	$0.01	$0.06	$0.12
Diluted	$(0.00)	$0.01	$0.06	$0.11

INDEPENDENT AUDITORS’ REPORT ON

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

TTM Technologies, Inc.:

Under date of January 28, 2004, we reported on the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, which are included in the TTM Technologies, Inc. Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial schedule as it relates to the years ended December 31, 2002 and 2003 included in the Annual Report on Form 10-K of TTM Technologies, Inc.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.  The consolidated financial statement schedule for the year ended December 31, 2001 was audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on the 2001 consolidated financial statement schedule in their report dated January 24, 2002.

In our opinion, the 2002 and 2003 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP

Salt Lake City, Utah
January 28, 2004

The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s consolidated financial statement schedule as of December 31, 2001 and for each of the years in the three-year period ended December 31, 2001.  Arthur Andersen LLP has not reissued this audit report since Arthur Andersen LLP has ceased operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TTM Technologies, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in TTM Technologies, Inc.’s Form 10-K, and have issued our report thereon dated January 24, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
January 24, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(In Thousands)

Description	Balance at Beginning of Year	Additions for Acquisition of Advanced Circuits, Inc.	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended December 31, 2003
Allowance for doubtful accounts	$927	$—	$262	$(449)		$740
Allowance for sales credits	3,081	—	2,930	(3,017)		2,994
Allowance for excess and obsolete inventories	3,293	—	649	(2,409)		1,533

Year ended December 31, 2002
Allowance for doubtful accounts	$1,379	$332	$85	$(869	)(a)	$927
Allowance for sales credits	1,433	1,937	1,238	(1,527)		3,081
Allowance for excess and obsolete inventories	98	3,243	191	(239)		3,293

Year ended December 31, 2001
Allowance for doubtful accounts	$2,026	$—	$30	$(677	)(b)	$1,379
Allowance for sales credits	1,674	—	1,301	(1,542)		1,433

(a)                                  Includes reversal of $166 of reserve established in prior years.

(b)                                 Includes reversal of $374 of reserve established in prior years.