Form 10-K/A
period 2003-12-31
TTM TECHNOLOGIES INC
filed 2004-04-29
CIK 1116942

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).: Yes ☒    No ☐

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

        As of March 29, 2004, there were outstanding 40,718,550 shares of the registrant's Common Stock, no par value.

TTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Statement Regarding Forward-Looking Statements

        This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words "anticipate," "believe," "plan," "forecast," "foresee", "estimate," "project," "expect," "seek", "target", "intend", "goal" and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to shareholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in Item 1, "Business—Risk Factors That May Affect Future Results."

ITEM 1. BUSINESS

Overview

        We are a one-stop provider of time-critical and technologically complex printed circuit boards, which serve as the foundation of sophisticated electronic products. We serve high-end commercial markets—including networking/communications infrastructure, high-end computing and industrial/medical—which are characterized by high levels of complexity, short product life cycles and moderate production volumes. Our customers include original equipment, manufacturers, or OEMs, and electronic manufacturing services companies, or EMS, companies.

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

        Increasing competition from Asian manufacturers.    In recent years, many electronics manufacturers have moved their production to Asia to take advantage of its exceptionally large, low-cost labor pool. This is particularly true for consumer electronics producers that utilize commodity-type printed circuit boards with lower layer counts and complexity. These less sophisticated printed circuit boards are generally mass produced and have experienced significant pricing pressures from Asian manufacturers. Printed circuit boards requiring complex technologies, advanced manufacturing processes, quick turnaround times or high-mix production are subject to less foreign competition. In addition, many of the unique challenges involved in successfully designing and manufacturing highly complex printed circuit boards—and the ongoing capital investment required to maintain state-of-the-art capabilities—have effectively served as barriers to entry in these high-mix and high-complexity segments of the domestic printed circuit board industry.

        Decreased reliance on multiple printed circuit board manufacturers by OEMs.    OEMs have traditionally relied on multiple printed circuit board manufacturers to provide different services as an electronic product moves through its life cycle. The transfer of a product among different printed circuit board manufacturers often results in increased costs and inefficiencies due to incompatible technologies and manufacturing processes and production delays. As a result, OEMs are reducing the number of printed circuit board manufacturers on which they rely, presenting an opportunity for those that can offer one-stop manufacturing capabilities—from prototype to volume production.

The TTM Solution

        We manufacture printed circuit boards that satisfy all stages of an electronic product's life cycle—from prototype to volume production. Key aspects of our solution include:

  •
  One-stop manufacturing solution.    We offer a one-stop manufacturing solution to our customers through our specialized and integrated facilities, each of which generally focuses on a different stage of an electronic product's life cycle. This one-stop solution allows us to provide a broad array of services and technologies to meet the rapidly evolving needs of our customer base.

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

Our Manufacturing Services

  Quick-turn

        We refer to our rapid turnaround services as "quick-turn" because we provide custom-designed printed circuit boards to our customers within as little as 24 hours to 10 days. As a result of our ability to rapidly and reliably respond to the critical time requirements of our customers, we generally receive a premium for our quick-turn services as compared to standard lead time prices.

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

  Standard delivery time

        Our standard delivery time services focus on the high-mix and complex technology requirements of our customers, with delivery times typically ranging from three to five weeks. High-mix manufacturing involves processing small lots, generally up to several hundred printed circuit boards, in a flexible manufacturing environment. Our high technology expertise is evidenced by our ability to regularly produce complex printed circuit boards with up to 32 layers in commercial volumes. In addition, many of our lower layer-count circuit boards are complex as a result of the incorporation of other technologically advanced features, including high performance materials and extremely fine geometries and tolerances. Our acquisition of Advanced Circuits significantly increased our ability to produce technologically complex printed circuit boards for high-end commercial applications. As a result, our average layer count increased from 8.6 in 2002 to 14.3 in 2003. Although we provide standard delivery time services to customers, including large OEM's, for high end commercial applications, we do not target our standard delivery time services to high-volume, consumer electronic applications such as cellular telephones, personal computers, hand-held devices and automotive products.

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

        In the first phase of our expansion plan, we expect to hire approximately 100 additional employees by mid-2004 that will increase our Chippewa Falls' production capacity by more than 20% from current levels using our existing facility footprint. In addition, we expect to immediately commence construction on a 44,000 square foot expansion and have approved the order of capital equipment necessary to support it. We expect that construction of the first phase of the expansion, along with additional employee hires beyond those expected by mid-2004, will increase our Chippewa Falls' capacity by approximately 55% from current levels. The construction and equipment costs related to phase one are expected to be approximately $10 million. We expect to complete construction of the first phase and reach production by the end of 2004.

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

        We believe that our ability to expand at our existing facilities allows us to efficiently grow without having to qualify customers for, and develop management infrastructure at, a new facility. We reviewed numerous alternatives to meet our customers' needs and believe that this expansion plan provides us with a significant opportunity for growth with relatively limited risk. However, if our customers' demand for our services does not increase to the levels we are anticipating, we may decide to scale back or delay our planned expansion.

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

        Capitalizing on facility specialization to enhance operating efficiency.    We utilize a facility specialization strategy in which each order is directed to the facility best suited to the customer's particular delivery time, product complexity and volume needs. Our three facilities use compatible technologies and manufacturing processes, allowing us to move orders easily between plants to optimize operating efficiency. This strategy provides customers with faster delivery times and enhanced product quality and consistency.

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

        Our significant customers include:

Networking/Communications Adtran Broadcom Cisco Juniper Networks Lucent Industrial/Medical Agilent Technologies General Electric National Instruments Raytheon Sonositepel Texas Instruments	High-end Computing

Apple Computer
Hewlett-Packard (formerly Compaq)
IBM
Silicon Graphics
Sun Microsystems
Unisys
Smart Modular

 EMS Companies

Benchmark Electronics
Celestica
Flextronics
Jabil Circuit
MC Assembly
Plexus
Solectron	Computer Peripherals Advanced Input Devices Dataram Intel Micron Technology Nvidia Seagate Other ITT L3 Communications Matsushita Avionics Systems Rockwell Collins Handheld/Cellular Motorola Thales

        The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2001	2002	2003
Networking/Communications	33.6%	30.6%	39.2%
High-end Computing	20.4	14.8	34.8
Industrial/Medical	27.3	25.9	11.9
Computer Peripherals	10.0	20.4	8.9
Handheld/Cellular	3.8	3.0	2.1
Other	4.9	5.3	3.1

Total	100.0%	100.0%	100.0%

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

        During 2003, approximately 71.9% of our net sales were to customers in the United States, 11.1% were Malaysia, 7.5% were to Italy, 5.1% in Canada, and the remainder primarily were to other European and Asian countries. In 2002, approximately 94% of our net sales were in the United States,

2% in Malaysia, 1% in Canada, and the remainder primarily in other European and Asian countries. In 2001, approximately 93% of our net sales were in the United States, 3% in China, 1% in Canada, and the remainder primarily in other European and Asian countries.

Sales and Marketing

        Our marketing strategy focuses on building long-term relationships with our customers' engineering and new product introduction personnel early in the product development phase. As the product moves from the prototype stage through ramp-to-volume and volume production, we shift our focus to the customers' procurement department in order to capture sales at each point in the product's life cycle.

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

Intellectual Property

        We have limited patent or trade secret protection for our manufacturing processes. We believe our business depends on the effectiveness of our fabrication techniques and our ability to continue to improve our manufacturing processes. We rely on the collective experience of our employees in the manufacturing process to ensure we continuously evaluate and adopt new technologies in our industry. In addition, we depend on training, recruiting and retaining our employees, who are required to have sufficient know-how to operate advanced equipment and to conduct complicated manufacturing processes.

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

        We were advised that we have been added as a defendant in a patent infringement lawsuit filed in 2001 in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that we have infringed certain "bar code," "machine vision" and other patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. In March 2002, the lawsuit was stayed pending the outcome of Symbol Technologies, et al. v. Lemelson in the U.S. District Court for the District Court of Nevada, in which a declaratory relief suit filed by certain manufacturers challenged the validity, enforceability and infringement of Lemelson's "bar code" and "machine vision" patents. As a result of the stay, we have not filed an answer to the complaint nor has any discovery been conducted. In January 2004, the Nevada court found the Lemelson patents, including those patents asserted by the Lemelson Foundation against us in the Arizona case, to be invalid, not infringed and unenforceable. The Lemelson Foundation has the right to appeal the Nevada court's judgment. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations and do not expect this litigation to materially impact our business, results of operations or financial condition. However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations for any quarter.

Management

        The following table, together with the accompanying text, presents certain information as of February 15, 2004, with respect to each of our executive officers.

Name	Age	Position(s) Held With the Company
Kenton K. Alder	54	Chief Executive Officer, President and Director
Stacey M. Peterson	40	Sr. Vice President, Chief Financial Officer and Secretary
O. Clay Swain	40	Sr. Vice President—Sales and Marketing
Shane S. Whiteside	38	Sr. Vice President and Chief Operating Officer

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

        O. Clay Swain has served as our Senior Vice President—Sales and Marketing since October 2003, having served as our Vice President, Sales and Marketing since September 2001, our Vice President, Sales since June 2000 and as our National Sales Manager from March 2000. From July 1999 to February 2000, Mr. Swain served as General Manager of Tyco Printed Circuit Group, Logan Division, a publicly held printed circuit board manufacturing company. From January 1997 to June 1999, Mr. Swain served as Director of Sales of Tyco Printed Circuit Group. From December 1994 to December 1996, Mr. Swain served as National Sales Manager of ElectroStar, Inc., previously a publicly held printed circuit board manufacturing company. Mr. Swain holds a Bachelor of Science degree and a Master in Business Administration degree from Utah State University.

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

Related Party Transactions

        We are party to a management agreement with entities directly controlled by Thayer Capital Partners and Brockway Moran & Partners. We paid these entities $258,000 in financial advisory fees in connection with our February 2002 public offering, and a $500,000 financial advisory fee and $40,000 for certain out-of-pocket expenses in connection with our December 2002 acquisition of Advanced Circuits. The management agreement requires us to pay these entities a financial advisory fee of 1.5% of the first $50,000,000 of the proceeds or value of any transaction with respect to which the three entities render financial advisory services to the Company, and 1% of any amount of proceeds or value in excess of $50,000,000 until such time as these entities and their affiliates, on a combined basis, own less than 25% of our total outstanding voting stock. Following our public offering in September 2003, Thayer Capital Partners and Brockway Moran & Partners and their affiliates no longer own 25% of our total outstanding voting stock, and, accordingly, we are no longer obligated to pay them financial advisory fees.

        We had a consulting and management services agreement with Pyxis Partnership, an entity controlled by Kenneth L. Shirley, a member of our board of directors through November 2002. Pyxis provided certain management and consulting services for which we paid Pyxis approximately $168,000 for these services in 2002.

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

  •
  variation in demand for our customers' products; and

  •
  changes in new product introductions.

        We have periodically experienced terminations, reductions and delays in our customers' orders. Further terminations, reductions or delays in our customers' orders could harm our business, results of operations and financial condition.

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

	Year Ended December 31,
	1999	2000	2001	2002(1)	2003(1)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$106,447	$203,729	$128,989	$88,989	$180,317
Cost of goods sold	82,200	127,137	92,235	78,456	145,694

Gross profit	24,247	76,592	36,754	10,533	34,623

Operating expenses:
Selling and marketing	3,920	10,156	7,272	6,447	10,858
General and administrative	2,584	8,305	5,435	5,519	11,696
Amortization of intangibles(2)	2,230	4,810	4,808	1,202	1,202
Restructuring charges(3)	—	—	—	3,859	649
Amortization of deferred retention bonus	1,849	5,470	—	—	—
Management fees	439	2,150	—	—	—

Total operating expenses	11,022	30,891	17,515	17,027	24,405

Operating income (loss)	13,225	45,701	19,239	(6,494)	10,218
Other income (expense):
Interest expense	(10,432)	(12,176)	(2,644)	(1,084)	(583)
Amortization of debt issuance costs	(755)	(742)	(41)	(105)	(97)
Interest income and other, net	54	181	629	694	352
Loss on early extinguishments of debt	(2,317)	(9,930)	—	—	—

Income (loss) before income taxes and extraordinary item	(225)	23,034	17,183	(6,989)	9,890
Income tax (provision) benefit	(2)	5,038	(6,189)	2,278	(3,901)

Income (loss) before extraordinary item	(227)	28,072	10,994	(4,711)	5,989
Extraordinary gain	—	—	—	6,296	1,453

Net income (loss)	$(227)	$28,072	$10,994	$1,585	$7,442

Income (loss) per common share, before extraordinary item:
Basic	$(0.01)	$0.88	$0.29	$(0.12)	$0.15

Diluted	$(0.01)	$0.82	$0.28	$(0.12)	$0.15

Income (loss) per common share:
Basic	$(0.01)	$0.88	$0.29	$0.04	$0.19

Diluted	$(0.01)	$0.82	$0.28	$0.04	$0.18

Weighted average common shares:
Baic	22,312	31,919	37,482	39,511	39,993
Diluted	22,312	34,166	38,899	39,511	41,123
Other Financial Data:
Depreciation of property, plant and equipment	$3,635	$5,500	$8,294	$8,761	$7,774
Non-cash restructuring charges for impairment of building and equipment	—	—	—	1,838	446
Non-cash interest expense imputed on debt	455	476	—	—	—

(1)
Our results for the year ended December 31, 2002 include only six days of activity of Advanced Circuits, Inc., which we acquired on December 26, 2002. A full year of activity at this subsidiary is included in our results for the year ended December 31, 2003. In both 2002 and 2003, we recorded extraordinary gains related to this acquisition. See Note 3 to our consolidated financial statements included herein.

(2)
In 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets" and ceased amortizing goodwill. Our expense in 2002 and 2003 reflects amortization of intangibles related to our acquisition of Power Circuits in July 1999. See Note 2 to our consolidated financial statements included herein.

(3)
We recorded restructuring charges in 2002 and 2003 related to the closure of our Burlington, Washington, facility. The charge in 2002 is composed primarily of severance expense and other cash exit costs as well as non-cash expenses to write down the value of the building and equipment held for sale. The charge in 2003 was to further write down the value of the building and equipment. See Note 4 to our consolidated financial statements included herein.

	As of December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$13,995	$22,186	$29,099	$40,405	$52,352
Total assets	168,327	202,133	193,076	197,506	205,857
Long-term debt, including current maturities	140,164	43,312	32,625	10,000	7,777
Shareholders' equity	16,537	137,742	150,079	167,426	178,327
	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Supplemental Data:
EBITDA (before extraordinary gain)(1)	$20,939	$61,481	$32,341	$5,307	$19,698
Cash flows from operating activities	(2,227)	43,692	38,245	10,011	18,582
Cash flows from investing activities	(99,907)	(24,079)	(13,176)	(8,517)	(14,087)
Cash flows from financing activities	103,253	(11,635)	(9,873)	(7,105)	863

(1)
EBITDA (before extraordinary gain) means earnings before interest expense (including amortization of debt issuance costs), interest income and other, income taxes, depreciation and amortization and non-cash restructuring charges. However, EBITDA (before extraordinary gain) should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. Our definition of EBITDA (before extraordinary gain) may differ from definitions used by other companies. The following is a reconciliation of net income (loss) to EBITDA (before extraordinary gain) for each period presented:

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Net income (loss)	$(227)	$28,072	$10,994	$1,585	$7,442
Add back items:
Extraordinary gain	—	—	—	(6,296)	(1,453)
Income taxes	2	(5,038)	6,189	(2,278)	3,901
Interest expense	10,432	12,176	2,644	1,084	583
Amortization of debt issuance costs	755	742	41	105	97
Interest income and other	(54)	(181)	(629)	(694)	(352)
Loss on early extinguishments of debt	2,317	9,930	—	—	—
Depreciation of property, plant and equipment	3,635	5,500	8,294	8,761	7,774
Amortization of intangibles	2,230	4,810	4,808	1,202	1,260
Amortization of deferred retention bonus	1,849	5,470	—	—	—
Non-cash restructuring charge for impairment of building and equipment	—	—	—	1,838	446

Total	21,166	33,409	21,347	3,722	12,256

EBITDA (before extraordinary gain)	$20,939	$61,481	$32,341	$5,307	$19,698

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a one-stop provider of time-critical and technologically complex, multilayer printed circuit boards, which serve as the foundation of sophisticated electronic products. We serve high-end commercial markets—including networking/communications infrastructure, high-end computing and industrial/medical—which are characterized by high levels of complexity, short product life cycles and moderate production volumes. Our customers include OEMs and EMS companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market.

        On December 26, 2002, we acquired the stock of Advanced Circuits from Honeywell for a purchase price of one dollar. The total cost of the acquisition, including transaction fees and expenses, was approximately $900,000. The acquisition was accounted for under the purchase method of accounting. The fair value of the net assets we acquired exceeded the cost to purchase Advanced Circuits, resulting in negative goodwill. In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets, except for current assets and deferred income taxes. We recorded the remaining $6.3 million of unallocated negative goodwill as an extraordinary gain in 2002. See Note 3 to our consolidated financial statements incorporated herein by reference for a description of the extraordinary gain.

        Pursuant to the terms of the acquisition, we were entitled to a purchase adjustment from Honeywell if Advanced Circuit's working capital, as defined in the purchase agreement, was less than $13.9 million as of the closing date. We made a claim for a purchase price adjustment on account of a working capital shortfall. In the quarter ended March 31, 2003, we settled our claim against Honeywell and received a payment of approximately $1.4 million for the working capital shortfall, which amount was $570,000 greater than the settlement we had estimated we would receive as of December 31, 2002. We also resolved certain other indemnification claims with Honeywell during 2003 and finalized certain preliminary estimates of fair value related to assets we acquired and liabilities we assumed that were made as of December 31, 2002. In accordance with SFAS No. 141, we recorded an additional extraordinary gain of approximately $1.5 million in 2003, of which $570,000 related to the working capital shortfall discussed above.

        The market for our products experienced a sustained downturn during 2001 and 2002 due to the economic slowdown in the electronics industry. During this period, we reduced our work force and focused on cost reduction by improving the efficiency of our operations and negotiating lower prices on key supplies from our vendors. Throughout this period we added new customers and generated positive cash flow from operations. We remained poised for future growth by acquiring Advanced Circuits in December 2002 and by continuing to invest in capital equipment. During 2003, we generated increased sales through our Advanced Circuits acquisition, market share gains and due to the improving economic conditions in our customers' end markets. Our gross profit margin also increased from 2002 to 2003 due to our improved operating leverage as costs that are largely fixed in nature, such as labor, were absorbed over greater production volume. If market conditions continue to improve in 2004, we expect further growth in revenue and further increases in our gross margin.

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

        In the first phase of our expansion plan, we expect to hire approximately 100 additional employees by mid-2004 that will increase our Chippewa Falls' production capacity by more than 20% from current levels using our existing facility footprint. In addition, we expect to immediately commence construction on a 44,000 square foot expansion and have approved the order of capital equipment necessary to support it. We expect that construction of the first phase of the expansion, along with additional employee hires beyond those expected by mid-2004, will increase our Chippewa Falls' capacity by approximately 55% from current levels. The construction and equipment costs related to phase one are expected to be approximately $10 million. We expect to complete construction of this first phase and reach production by the end of 2004.

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

        We believe that our ability to expand at our existing facilities allows us to efficiently grow without having to qualify customers for, and develop a management infrastructure at, a new facility. We reviewed numerous alternatives to meet our customers' needs and believe that this expansion plan provides us with a significant opportunity for growth with relatively limited risk. However, if our customers' demand for our services does not increase to the levels we are anticipating, we may decide to scale back or delay our planned expansion.

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

        We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured—generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically has been less than 2% of gross sales. We provide our customers a limited right of return for defective printed circuit boards. We record an allowance for estimated sales returns at the time of sale based on our historical results. To the extent actual returns vary from our historical experience, revisions to the allowances may be required.

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

        We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts. Our allowance for doubtful accounts declined in 2003 compared to 2002 despite increasing net sales and accounts receivable primarily as a result of the larger concentration of customers with strong credit profiles and the improved overall quality of our accounts receivable in 2003 compared to 2002. Our actual bad debts may differ from our estimates.

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

        We derive revenues primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibilty is reasonably assured—generally when products are shipped to the customer. We provide our customers a limited right of return for defective printed circuit boards. We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information. To the extent actual returns vary from our historical experience, revisions to the allowances may be required.

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

        In connection with our acquisition of Advanced Circuits in December 2002, we became contractually responsible for the majority of a rebate obligation to a customer. The rebate is based on a percentage of net sales to this customer. We have made estimates regarding the amount and timing of future net sales to this customer and have applied a discount factor to the estimated rebates to estimate the present value of our obligation. We have also estimated that portion of the total obligation which we believe is a current liability. Based on our future net sales experience with this customer, we may change our estimate of the portion that is a current liability.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        The full year 2003 includes the results of operations of Advanced Circuits, which was acquired in a stock purchase on December 26, 2002. Advanced Circuits' results of operations are included for six days in 2002.

Net Sales

        Net sales increased 102.6% from $89.0 million in 2002 to $180.3 million in 2003 due to increases in both price and production volume. Improving prices accounted for approximately 22% of the increase in total revenue. This price improvement was due to a number of factors, including an improving economy in 2003; the shift toward end markets, such as networking and high-end computing, that are characterized by faster growth and higher prices; and the increasing complexity of our product offering. We generally charge higher prices for printed circuit boards with high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards accurately. Increased production volume accounted for approximately 78% of the increase in revenue from 2002 to 2003. Advanced Circuits, which we acquired in December 2002, accounted for more than one-half of our total net sales for 2003. The combined net sales of our remaining facilities declined by approximately 5% due to the closure of our Burlington, Washington plant in December 2002.

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

        The improvement in our gross margin was due largely to increased absorption of fixed costs. Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases. These gains in efficiency helped offset the increased costs related to our shift in 2003 toward more complex work characterized by higher layer count. Our average layer count increased from 8.6 in 2002 to 14.3 in 2003 due to the acquisition of Advanced Circuits.

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

        General and administrative expenses increased $6.2 million from $5.5 million, or 6.2% of net sales, in 2002 to $11.7 million, or 6.5% of net sales, in 2003. The increase in expenses as a percentage of net sales resulted primarily from higher personnel costs principally attributable to our acquisition of Advanced Circuits; higher corporate governance expenses, principally higher directors' and officers' liability insurance premiums and accounting and legal fees; increased incentive compensation expense; transition costs to integrate Advanced Circuits; an increase in the bad debt provision; and higher information technology costs. Information technology salaries and expenses for 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the presentation for 2003.

        Amortization of intangibles was for intangible assets with finite lives from the Power Circuits acquisition, which occurred in July 1999. Amortization of intangibles was $1.2 million in both 2002 and 2003.

        During the second quarter of 2002, we reduced our labor force at our Burlington, Washington, facility. During the fourth quarter of 2002, we consolidated manufacturing capabilities by closing our Burlington, Washington facility to better manage and control our business. As a result, we recorded $3.9 million in total restructuring charges in 2002. These charges included the impairment of the building, property and equipment of $1.8 million, employee termination and severance of $1.5 million and other exit costs of $0.6 million associated with the facility closure. We terminated a total of 193 employees, which were primarily involved in the manufacturing process. During the first quarter of 2003, we took a $0.2 million restructuring charge for severance and other exit charges primarily in connection with the lay off of 45 employees at our Redmond, Washington facility.

        During 2002, we designated building and equipment with a remaining net book value of $2.8 million as assets held for sale. During 2003, we reviewed the fair value of the remaining assets held for sale for possible impairment and recorded an additional impairment charge of $0.4 million. At December 31, 2003, the carrying value of the remaining assets held for sale was $2.3 million. These assets have been stated at their estimated fair value less selling costs, and we are actively marketing the assets for sale. Due to the inherent uncertainty of the estimates involved, the value of the assets held for sale could change in the near term, which could result in an additional impairment charge. The chart below shows the additions to and utilization of the accrued restructuring charges during the years ended December 31, 2002 and 2003.

	Severance	Other Exit Charges	Impairment Charge	Total
	(in thousands)
2002 Charge	$1,459	$562	$1,838	$3,859
Utilization	(1,134)	(358)	(1,838)	(3,330)

Accrued at December 31, 2002	325	204	—	529
2003 Charge	200	3	446	649
Utilization	(525)	(117)	(446)	(1,088)

Accrued at December 31, 2003	$—	$90	$—	$90

        We expect to pay the remaining $90,000 of other exit charges during 2004.

        As a result of the reduction in force at our Burlington, Washington facility in the second quarter of 2002, we realized annualized cost savings of approximately $4 million, beginning in the third quarter of 2002. We realized annualized cost savings of approximately $3 million beginning in the first quarter of 2003 from the closure of Burlington, Washington facility in the fourth quarter of 2002.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

        Net sales decreased 31.0% from $129.0 million in 2001 to $89.0 million in 2002 due to declines in both price and production volume. Falling prices accounted for approximately 15% of the decrease in total revenue. Prices fell due to a significant downturn that began in 2001 in the electronics industry and in the end markets served by our customers. This decline in prices was offset somewhat by an increase in our quick-turn production volume. Quick-turn production as a percentage of revenue increased from 40% in 2001 to 47% in 2002. We generally charge higher prices for printed circuit boards with shorter lead times because of the greater level of skill required to manufacture these boards accurately and on time. Declining production volume accounted for approximately 85% of the decline in revenue from 2002 to 2001. The acquisition of Advanced Circuits in December 2002 accounted for approximately $1.4 million of our net sales in 2002.

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

        During the second quarter of 2002, the Company reduced its labor force at its Burlington, Washington, facility. During the fourth quarter of 2002, the Company consolidated manufacturing capabilities by closing its Burlington, Washington facility to better manage and control its business. As a result, the Company recorded $3.9 million in total restructuring charges in 2002. These charges included the impairment of the building, property and equipment of $1.8 million, employee termination and severance of $1.5 million and other exit costs of $0.6 million associated with the facility closure. The Company terminated a total of 193 employees which were primarily involved in the manufacturing process.

        The chart below shows the additions to and utilization of the accrued restructuring charges during the year ended December 31, 2002.

	Severance	Other Exit Charges	Impairment Charge	Total
	(in thousands)
2002 Charge	$1,459	$562	$1,838	$3,859
Utilization	(1,134)	(358)	(1,838)	(3,330)

Accrued at December 31, 2002	325	204	—	529

        We expect to pay the remaining $0.3 million of severance during the first fiscal quarter 2003 and the $0.2 million of other exit charges during 2003.

        We realized approximately $4 million in annualized cost savings, beginning in the third quarter of 2002, from our reduction in force at our Burlington, Washington facility in the second quarter of 2002. We expect to realize approximately $3 million in annualized cost savings, beginning in the first quarter of 2003, as a result of the closure of Burlington, Washington facility in the fourth quarter of 2002.

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

        Our 2004 capital plan is expected to total approximately $20 million and reflects capacity expansion at all three of our facilities. The capital plan includes $10 million for the first phase of our planned Chippewa Falls facility expansion. In addition to this planned expansion, our capital plan for 2004 includes $10 million that primarily will fund capital equipment purchases to increase capacity and expand our technological capabilities throughout our facilities. The second phase of our Chippewa Falls capacity expansion, not currently included in the 2004 capital plan, would cost approximately $4 million and would be made as demand and market conditions warrant. This second phase could be completed within three to six months of determining to proceed and will be revisited on a regular basis throughout 2004 and in future periods.

        The following table provides information on future payments under the Company's credit facility, future minimum lease payments under non-cancelable operating leases and other long-term liabilities reflected on our balance sheet under generally accepted accounting principles as of December 31, 2003 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$7,777	$4,444	$3,333	$—	$—
Operating leases	699	189	192	34	284
Other long-term liabilities(1)	3,132	1,111	2,008	13	—

Total contractual cash obligations	$11,608	$5,744	$5,533	$47	$284

(1)
Our balance sheet reflects these other long-term liabilities at their net present value.

        Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our currently anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are for the cost of repaying the remaining balance of our senior term loan, other contractual obligations and for the second phase of our planned Chippewa Falls expansion described above.

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

        We amended our senior credit agreement as of April 30, 2003. We have a term loan with a remaining balance of $7.8 million that is payable in equal quarterly installments through September 30, 2005. We have a committed revolving loan facility of $25.0 million with a final maturity date of September 29, 2005. We may prepay the term loan and borrow, repay and reborrow under the revolving loan facility at any time. The term loan and the revolving loan bear interest at rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the credit agreement) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon the Company's leverage ratio as defined in the agreement. As of December 31, 2003, the term loan had a weighted average interest rate of 2.71%. Since the amendment effective date of April 30, 2003, our borrowings under the revolving facility are subject to a borrowing base or formula that is based on our accounts receivable and inventory. As of December 31, 2003, we had no outstanding revolving loan balances. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing. As of December 31, 2003, we were in compliance with the covenants and had $16.9 million of available borrowing capacity under our revolving loan facility.

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

Recently Issued Accounting Standards

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments: Mandatorily Redeemable Instruments; Instruments with Repurchase Obligations; and Instruments with Obligations to Issue a Variable Number of Securities. We adopted SFAS No. 150 in the third quarter 2003 and it did not have an impact on our financial position or results of operations.

        In November 2002, the FASB Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN No. 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending March 15, 2004, with the exception of Special Purpose Entities ("SPEs"). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15,

2003. We have determined that we do not have any variable interest entities or SPEs and accordingly, the adoption of FIN No. 46 did not impact us and the adoption of FIN No. 46R in the first quarter of 2004 will not impact us.

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

ITEM 9A. CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There has been no change in our internal control over financial reporting during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

        The following table, together with the accompanying text, present certain information as of April 19, 2004, with respect to each of our directors and executive officers.

Name	Age	Position(s) Held With the Company
Kenton K. Alder	54	Chief Executive Officer, President and Director
James K. Bass	47	Director
Richard P. Beck	70	Director
Jeffrey W. Goettman	44	Chairman and Director
John G. Mayer	52	Director
Douglas P. McCormick	35	Director
Michael E. Moran	40	Vice-Chairman and Director
Stacey M. Peterson	40	Senior Vice President, Chief Financial Officer and Secretary
O. Clay Swain	40	Senior Vice President, Sales and Marketing
Shane S. Whiteside	38	Senior Vice President and Chief Operating Officer

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

        James K. Bass has served as our Director since September 2000. Mr. Bass has been the Chief Executive Officer and a Director of Suntron Corporation, a publicly held provider of high-mix electronic manufacturing services, since its incorporation in May 2001 and as Chief Executive Officer of EFTC Corporation, a subsidiary of Suntron, since July 2000. From 1996 to July 2000, Mr. Bass was a Senior Vice President of Sony Corporation. Prior to that, Mr. Bass spent 15 years in various manufacturing management positions at the aerospace group of General Electric Corporation. Mr. Bass holds a B.S.M.E. from Ohio State University. The board has determined that Mr. Bass is an independent director.

        Richard P. Beck has served as our Director since February 2001. Mr. Beck is presently retired. From November 2001 to May 2002, Mr. Beck served as Senior Vice President of Advanced Energy Industries, a publicly held manufacturer of power conversion systems and integrated technology solutions. From February 1998 to November 2001, Mr. Beck served as Senior Vice President and Chief Financial Officer of Advanced Energy Industries and continues to serve as a Director of the company.

From March 1992 until February 1998, Mr. Beck served as Vice President and Chief Financial Officer of Advanced Energy. From November 1987 to March 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer for Cimage Corporation, a computer software company. Mr. Beck is also Chairman of the board, is chairman of the audit committee and serves on the compensation committee of Applied Films Corporation, a publicly held manufacturer of flat panel display equipment. He is also a Director of Photon Dynamics, Inc., a publicly held manufacturer of flat panel display test equipment, and is chairman of its audit committee. Mr. Beck holds a Bachelor of Science degree in Accounting and Finance and a Master of Business Administration degree from Babson College. The board has determined that Mr. Beck is an independent director and a "audit committee financial expert" as described in applicable SEC rules.

        Jeffrey W. Goettman has served as our Chairman and Director since January 1999. Mr. Goettman has been a Managing Partner of Thayer Capital Partners, a private equity investment company, since April 2001. Mr. Goettman joined Thayer Capital Partners in February 1998. Prior to that time, Mr. Goettman served as a Managing Director and founder of the Electronics Manufacturing Services Group at Robertson Stephens & Co. Inc., an investment bank, from February 1994 to February 1998. In addition, Mr. Goettman has been the Chairman of the Board of Suntron Corporation since May 2001. Mr. Goettman holds a Bachelor of Science degree from Duke University and a Master of Business Administration degree from the Stanford University Graduate School of Business.

        John G. Mayer has served as our Director since September 2000. Mr. Mayer is presently retired. From January 1997 to November 1999, Mr. Mayer served as Vice President of Tyco Printed Circuit Group, Inc., a printed circuit board manufacturer. Mr. Mayer served as Chief Operating Officer of ElectroStar, Inc., previously a publicly held printed circuit board manufacturing company, from December 1994 to December 1996. From April 1986 to November 1994, Mr. Mayer served as President of Electro-Etch Circuits, Inc., a predecessor company to ElectroStar. Mr. Mayer holds a Bachelor of Arts degree in History, the Arts and Letters from Yale University and a Juris Doctor degree from UCLA School of Law. The board has determined that Mr. Mayer is an independent director.

        Douglas P. McCormick has served as our Director since September 1999. Mr. McCormick has been a Managing Director of Thayer Capital Partners, a private equity investment company, since January 2001, and was a Vice President and Principal of that company since January 1999. Prior to that time, Mr. McCormick served as an associate at Morgan Stanley & Co. Incorporated, an investment bank, from June 1997 to January 1999. In addition, Mr. McCormick has been a Director of Suntron Corporation since October 2001. Mr. McCormick holds a Bachelor of Science degree in Economics from the United States Military Academy and a Master of Business Administration degree from Harvard Business School.

        Michael E. Moran has served as our Director since January 1999 and our Vice Chairman since June 1999. Mr. Moran has been a Managing Partner of Brockway Moran & Partners, Inc., a private equity investment firm, since September 2000. Mr. Moran was a founding partner of Brockway Moran & Partners, Inc. in January 1998. Mr. Moran served as a Senior Vice President at Trivest, Inc., a private equity investment firm, from 1994 to 1998. Mr. Moran previously served on the board of directors of ElectroStar, Inc., a publicly held printed circuit board manufacturing company that was sold to Tyco International in January 1997. Mr. Moran holds a Bachelor of Science degree in Business Administration degree from Drake University and a Master of Business Administration degree from DePaul University.

        Stacey M. Peterson has served as our Senior Vice President since October 2003 and as Chief Financial Officer since February 2000. From May 1998 to February 2000, Ms. Peterson served as Business Manager for ARCO Products Company at Atlantic Richfield Company, an oil and gas company. Prior to that time, Ms. Peterson served as Chief Financial Officer, from July 1996 to May 1998, and Controller, from November 1995 to July 1996, of PayPoint Business Unit of Atlantic

Richfield Company. From August 1993 to November 1995, Ms. Peterson served as Financial Advisor, Corporate Finance at Atlantic Richfield Company. Ms. Peterson holds a Bachelor of Science degree in Applied Economics and Business Management from Cornell University and a Master of Business Administration degree from the University of Pennsylvania, the Wharton School.

        O. Clay Swain has served as our Senior Vice President—Sales and Marketing since October 2003, having served as our Vice President—Sales and Marketing since September 2001, our Vice President—Sales since June 2000 and as our National Sales Manager from March 2000. From July 1999 to February 2000, Mr. Swain served as General Manager of Tyco Printed Circuit Group, Logan Division, a publicly held printed circuit board manufacturing company. From January 1997 to June 1999, Mr. Swain served as Director of Sales of Tyco Printed Circuit Group. From December 1994 to December 1996, Mr. Swain served as National Sales Manager of ElectroStar, Inc., previously a publicly held printed circuit board manufacturing company. Mr. Swain holds a Bachelor of Science degree and a Master in Business Administration degree from Utah State University.

        Shane S. Whiteside has served as our Senior Vice President since October 2003 and our Chief Operating Officer since December 2002. From January 2001 to November 2002, Mr. Whiteside was the Vice President of Operations—Santa Ana Division and our Director of Operations—Santa Ana Division from July 1999 to December 2000. From March 1998 to June 1999, Mr. Whiteside was the Director of Operations of Power Circuits. Prior to joining Power Circuits, Mr. Whiteside was Product Manager for Technical USA from December 1996 to March 1998 and a Technical Sales Representative from September 1993 to December 1996. Mr. Whiteside holds a Bachelor of Arts in Economics degree from the University of California at Irvine.

Audit Committee

        Our board of directors has established an audit committee to review and monitor our corporate financial reporting and our external audits, including, among other things, our internal audit and control functions, the results and scope of the annual audit and other services provided by our independent auditors, and our compliance with legal requirements that have a significant impact on our financial reports. The audit committee also consults with our management and our independent auditors regarding the preparation of financial statements and, as appropriate, initiates inquiries into aspects of our financial affairs. In addition, the audit committee has the responsibility to consider and recommend the appointment of, and to review fee arrangements with, our independent auditors. The chair of the audit committee is Mr. Richard P. Beck, and the other members of the audit committee are Messrs. James K. Bass and John G. Mayer. The board of directors has determined that each member of the audit committee is independent as described in applicable Nasdaq listing standards. The directors have also determined that Mr. Beck is an "audit committee financial expert," as defined under Item 401(h) of Regulation S-K. A copy of the audit committee's charter is publicly available on the Company's website at www.ttmtech.com. The audit committee met [six] times, including [three] telephonic meetings, during fiscal year 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During 2003, we believe that our directors, executive officers and 10 percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

        We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.ttmtech.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation paid by us for the fiscal years ended December 31, 2003, 2002, and 2001 to our Chief Executive Officer and each of our other executive officers whose total salary and bonus exceeded $100,000 in 2003.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
	Annual Compensation					Awards	Payouts
Name and Principal Position	Year	Salary($)	Bonus($)		Other Annual Compensation ($)(1)	Securities Underlying Options(#)	LTIP Payouts ($)	All Other Compensation ($)(2)
Kenton K. Alder Chief Executive Officer, President and Director	2003 2002 2001	272,500 266,442 250,000	75,000 — 65,000	(3) (4)	— — —	210,000 85,000 —	— — —	2,411 1,179 2,190
Stacey M. Peterson Senor Vice President, Chief Financial Officer and Secretary	2003 2002 2001	176,000 175,077 137,735	40,300 — 35,000	(3) (4)	— — —	110,000 61,000 —	— — —	1,218 1,931 1,169
O. Clay Swain Senior Vice President, Sales and Marketing	2003 2002 2001	150,080 147,366 140,000	37,300 — 30,000	(3) (4)	— — —	110,000 41,000 —	— — —	— — —
Shane S. Whiteside Senior Vice President, and Chief Operating Officer	2003 2002 2001	210,914 147,366 140,000	40,500 — 31,000	(3) (4)	— — —	110,000 60,000 —	— — —	1,502 1,412 996

(1)
Except as otherwise provided in this table, no amounts for perquisites and other personal benefits received by any of the named executive officers are shown because the aggregate dollar amounts were lower than the reporting requirements established by the rules of the SEC.

(2)
Represents matching contributions by us under our 401(k) plan.

(3)
Represents a bonus paid in 2004 based on performance in 2003.

(4)
Represents a bonus paid in 2002 based on our performance in 2001.

Stock Option Grants

        The following table sets forth information concerning the grant of stock options in 2003 to our Chief Executive Officer and our other executive officers named in the Summary Compensation Table. We did not grant any stock appreciation rights in 2003.

Option Grants In Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
			Exercise or Base Price ($/Sh)
Name				Grant Date Market Value	Expiration Date
						5%($)	10%($)
Kenton K. Alder	210,000	15.0%	$13.68	$13.68	12/17/2013	1,806,688	4,578,503
Stacey M. Peterson	110,000	7.9%	13.68	13.68	12/17/2013	946,361	2,398,264
O. Clay Swain	110,000	7.9%	13.68	13.68	12/17/2013	946,361	2,398,264
Shane S. Whiteside	110,000	7.9%	13.68	13.68	12/17/2013	946,361	2,398,264

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

(2)
The percentages above are based on an aggregate of 1,399,500 shares subject to options we granted to employees in the year ended December 31, 2003.

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

Stock Option Exercises and Values for Fiscal 2003

        The following table sets forth information, with respect to our executive officers named in the Summary Compensation Table, concerning options exercised in 2003 and unexercised options held by them as of the end of such fiscal year:

	Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value
			Number of Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003($)(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kenton K. Alder	30,123	$263,275	499,913	363,340	$6,282,400	$2,165,655
Stacey M. Peterson	25,900	$226,366	120,508	202,992	$1,259,449	$1,263,196
O. Clay Swain	—	—	137,730	189,352	$1,423,514	$1,040,970
Shane Whiteside	—	—	163,997	184,129	$2,020,040	$1,093,336

(1)
The closing sales price per share for our common stock as reported by the Nasdaq National Market on December 31, 2003, was $16.88. The option value is calculated by multiplying (a) the positive difference, if any, between $16.88 and the option exercise price by (b) the number of shares of common stock underlying the option.

Director Compensation

        Our non-employee directors receive the following compensation: an annual cash retainer of $15,000 to attend four in person board meetings per year; a $500 payment per meeting; a $500 payment for each committee meeting; $500 per year for serving as a committee chairman; and reimbursement of expenses relating to the board meetings. Non-employee directors are also paid $5,000 per director for attending any "special" committee set up to represent the interests of the minority shareholders.

        Upon election, each non-employee director receives an option to purchase 20,000 shares of our Common Stock. At each annual meeting of stockholders, each non-employee director, who has served as a director for the previous six months, receives an option to purchase 4,000 shares of our Common Stock. The options provided to the non-employee directors expire on the grant date's 10th anniversary and vest over a five-year period.

Employment Agreements and Change of Control Arrangements

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows the amount of each class of common stock beneficially owned as of March 31, 2004, by (a) each of our directors, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group, and (d) each person known by us to own beneficially more than five percent of our outstanding common stock.

	Shares Beneficially Owned
Name of Beneficial Owner
	Number(1)	Percent(2)
Directors and Executive Officers:
Kenton K. Alder(3)	451,413	1.1%
Jeffrey W. Goettman(4)	2,161,724	5.3%
Michael E. Moran(5)	809,873	2.0%
Stacey M. Peterson(6)	118,248	*
O. Clay Swain(7)	133,330	*
Shane S. Whiteside(8)	152,797	*
James K. Bass(9)	12,000	*
Richard P. Beck(9)	17,000	*
John G. Mayer(9)	12,000	*
Douglas P. McCormick(4)	2,161,724	5.3%
All directors and executive officers as a group (11 persons)(10)	3,869,385	9.3%
5% Stockholders:
Thayer Capital Partners entities(11)	3,562,248	8.8%
AXA Financial, Inc.(12)	2,163,210	5.3%
Janus Capital Management LLC(13)	2,153,005	5.3%

*
Represents less than 1% of our outstanding common stock.

(1)
Except as otherwise indicated, the address of each person listed on the table is 2630 S. Harbor Blvd, Santa Ana, CA, 92704.

(2)
We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2004, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 40,718,550 shares of our common stock outstanding as of March 31, 2004.

(3)
Includes 1,500 shares held by Mr. Alder's children and 411,913 shares issuable upon exercise of options within 60 days of March 31, 2004.

(4)
Includes 959,254 and 1,202,470 shares beneficially owned by Circuit Holdings, LLC ("Circuit Holdings") and Thayer Equity Investors IV, respectively. See footnote 11. Messrs. Goettman and McCormick each disclaim beneficial ownership of those shares, except to the extent of their pecuniary interests.

(5)
Includes 809,873 shares beneficially owned by Brockway Moran & Partners Fund, L.P. Mr. Moran disclaims beneficial ownership of the shares held by Brockway Moran & Partners, Inc., except to the extent of his pecuniary interests.

(6)
Includes 118,248 shares issuable upon exercise of options within 60 days of March 31, 2004 plus performance-based vesting.

(7)
Includes 134,330 shares issuable upon exercise of options within 60 days of March 31, 2004 plus performance-based vesting.

(8)
Includes 152,797 shares issuable upon exercise of options within 60 days of March 31, 2004 plus performance-based vesting.

(9)
Includes 12,000 shares issuable upon exercise of options within 60 days of March 31, 2004 plus performance-based vesting.

(10)
Includes 852,288 shares issuable upon exercise of options within 60 days of March 31, 2004 plus performance-based vesting.

(11)
Represents shares held by each of Thayer Equity Investors III, L.P. (1,356,663), Thayer Equity Investors IV, L.P. (1,202,470) and TC Circuits L.L.C. (43,861), together with the shares held directly by Circuit Holdings (1,125,123). The Thayer Capital Partners entities are affiliates of and are deemed to beneficially own all of the shares that are directly owned by Circuit Holdings. Circuit Holdings is owned as follows:

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

Mr. Goettman, one of our directors, is a Managing Director of each of the limited liability companies that control Thayer Equity Investors III, L.P. and Thayer Equity Investors IV, L.P. Mr. McCormick, one of our directors, is a Managing Director of the limited liability company that controls Thayer Equity Investors IV, L.P.

(12)
Based on a Schedule 13G jointly filed on February 10, 2004 by the following: (i) AXA Assurances I.A.R.D Mutuelle, AXA Assurances Vie Mutuelle, and AXA Courtage Assurance Mutuelle as a group (collectively, the "Mutuelles AXA"), (ii) AXA, including AXA Rosenberg Investment Management, a AXA entity, and (iii) AXA Financial, Inc., including its subsidiaries Alliance Capital Management L.P. and The Equitable Life Assurance Society of the United States. The Mutuelles AXA own AXA, which, in turn, owns AXA Financial, Inc. Mutuelles AXA, as a group, act as a parent holding company to AXA, AXA Rosenberg Investment Management, AXA Financial, Inc., Alliance Capital Management L.P. and The Equitable Life Assurance Society of the United States. AXA acts a parent holding company to AXA Rosenberg Investment Management and AXA Financial, Inc., including its subsidiaries Alliance Capital Management L.P. and The Equitable Life Assurance Society of the United States. AXA Financial, Inc. acts as a parent holding company to Alliance Capital Management L.P., an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and The Equitable Life Assurance Society of the United States, an insurance company and an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. The 2,163,210 shares beneficially owned by Mutuelles AXA and AXA reflect 451,410 shares owned by AXA Rosenberg Investment Management LLC, 1,572,900 shares acquired by Alliance Capital Management L.P. on behalf of client discretionary investment advisory accounts, and 138,900 shares acquired by The Equitable

  Life Assurance Society of the United States. The address for AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York 10104.

(13)
Based on a Schedule 13G, dated February 14, 2004, filed by Janus Capital Management LLC ("Janus") with the SEC, which indicates that Janus has an indirect 100% ownership stake in Bay Isle Financial LLC ("Bay Isle") and an indirect 50.1% ownership stake in Enhanced Investment Technologies LLC ("INTECH"). Janus, Bay Isle and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (collectively referred to herein as "Managed Portfolios"). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus may be deemed to be the beneficial owner of shares of our common stock held by such Managed Portfolios. The address for Janus is 100 Fillmore Street, Denver, Colorado 80206-4923.

Equity Compensation Plan Information

        The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our stock option plans as of December 31, 2003.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(Excluding Securities Reflected in Column(a))
Equity Compensation Plans Approved by Stockholders	3,516,260	$8.37	3,566,724
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	3,516,260	$8.37	3,566,724

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We are party to a management agreement with entities directly controlled by Thayer Capital Partners and Brockway Moran & Partners. We paid these entities $258,000 in financial advisory fees in connection with our February 2002 public offering, and a $500,000 financial advisory fee and $40,000 for certain out-of-pocket expenses in connection with our December 2002 acquisition of Advanced Circuits. The management agreement requires us to pay these entities a financial advisory fee of 1.5% of the first $50,000,000 of the proceeds or value of any transaction with respect to which the three entities render financial advisory services to the Company, and 1% of any amount of proceeds or value in excess of $50,000,000 until such time as these entities and their affiliates, on a combined basis, own less than 25% of our total outstanding voting stock. Following our public offering in September 2003, Thayer Capital Partners and Brockway Moran & Partners and their affiliates no longer own 25% of our total outstanding voting stock, and accordingly we are no longer obligated to pay them financial advisory fees.

        We had a consulting and management services agreement with Pyxis Partnership, an entity controlled by Kenneth L. Shirley, a member of our board of directors through November 2002. Pyxis provided certain management and consulting services for which we paid Pyxis approximately $168,000 for these services in 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        KPMG LLP served as our independent auditors for the year ended December 31, 2003 and will serve in that capacity for the 2004 fiscal year.

Fees Charged by Independent Auditors

        The following is a summary of fees, all of which were approved by the audit committee, billed by KPMG LLP for audit and other professional services during the period from May 14, 2002 through December 31, 2003:

	2002	2003
Audit fees	$219,000	$500,000
Audit-related fees	110,000	—
Tax fees	17,000	63,000
All other fees	—	—

Total	$346,000	$563,000

        "Audit fees" for 2003 include fees related to our secondary offering completed in September 2003. "Audit-related fees" include employee benefit plan audit fees and due diligence assistance and accounting consultation on proposed transactions. "Tax fees" include tax return preparation and consultation on various tax issues.

        The following is a summary of fees, all of which were approved by the audit committee, billed by Arthur Andersen LLP for audit and other professional services during the period from January 1, 2002 through May 14, 2002:

2002
Audit fees	$212,000
Audit-related fees	1,000
Tax fees	6,000
All other fees	—

Total	$219,000

        "Audit fees" for 2002 include fees related to our secondary offering completed in February 2002. "Audit-related fees" include fees for employee benefit plan audit and consultation on various accounting issues. "Tax fees" include tax return preparation and consulting fees.

Pre-Approval Policy for Independent Auditor's Fees

        In 2003, our Audit Committee adopted a formal policy concerning pre-approval of audit and non-audit services to be provided by our independent auditors. The policy requires that all proposed services to be provided by KPMG LLP must be pre-approved by the audit committee before any services are performed. This policy includes all audit, tax and consulting services that KPMG LLP may provide to the Company. In evaluating whether to engage KPMG LLP for non-audit services, our Audit Committee considers whether the performance of services other than audit services is compatible with maintaining the independence of KPMG LLP.

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

  (3)
  Exhibits

(b)   Reports on Form 8-K

        On October 21, 2003, the Company filed a Current Report on Form 8-K with the text of its press release announcing third quarter results.

(c)   Exhibits

Exhibit Number	Exhibits
2.1	Form of Plan of Reorganization(1).
2.2	Recapitalization and Stock Purchase Agreement dated as of December 15, 1998 by and among Circuit Holdings, LLC, the Registrant and Lewis O.Coley, III, the Colleen Beckdolt Trust No. 2 and the Ian Lewis Coley Trust No. 2.(1)
2.3	Stock Purchase Agreement between Honeywell Electronic Materials, Inc. and TTM Technologies, Inc. dated as of December 24, 2002(4)
3.1	Registrant's Amended Articles of Incorporation.(1)
3.2	Registrant's Amended Bylaws.(1)
4.1	Form of Registrant's common stock certificate.(1)
4.2	Registration Rights Agreement dated as of December 15, 1998 among the Registrant, Lewis O. Coley, III and Circuit Holdings, LLC.(1)
4.3	Registration Rights Agreement dated as of July 13, 1999 among the Registrant and certain Purchasers listed on Schedule I thereto.(1)
4.4	Registration Rights Agreement dated as of July 13, 1999 among the Registrant and certain Purchasers of Warrants listed on Schedule I thereto.(1)
4.5	Subscription Agreement dated as of July 13, 1999 among the Registrant and Purchasers of Company Common Stock listed on Schedule I thereto.(1)
10.1	Amended and Restated Credit Agreement dated as of September 29, 2000 among the Company, the Domestic Subsidiaries of the Company from time to time parties thereto, the Lender Parties thereto, First Union National Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, SunTrust Bank, as Documentation Agent, and First Union Capital Markets Corp., as Lead Arranger.(2)

10.2	First Amendment to Amended and Restated Credit Agreement dated as of October 13, 2000 among the Company, the Domestic Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent.(2)
10.3	Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 2001 among the Company, the Domestic Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent.(3)
10.4	Consent dated December 17, 2002 among the Company, the Domestic Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, the Lender Parties thereto and First Union National Bank, as Administrative Agent(6)
10.5	Third Amendment to Amended and Restated Credit Agreement dated April 30, 2003 among the Company, the Domestic Subsidiaries of the Company identified as a "Guarantor" on the signature pages thereto, and the Lender Parties thereto and Wachovia Bank, as Administrative Agent.(5)
10.6	Amended, Restated and Consolidated Management and Consulting Agreement among the Registrant, T.C. Management L.L.C., T.C. Management IV, L.L.C. and Brockway Moran & Partners Management, L.P.(1)
10.7	Employment Agreement dated as of August 3, 2000 between the Registrant and Kenton K. Alder.(1)
10.8	Offer Letter dated as of February 25, 2000 between the Registrant and Stacey M. Peterson.(1)
10.9	Amended and Restated Management Stock Option Plan.(1)
10.10	Form of Management Stock Option Agreement.(1)
10.11	Form of 2000 Equity Compensation Plan.(1)
10.12	Form of Indemnification Agreement with directors, officers and key employees.(1)
10.13	Lease Agreement dated as of July 19, 1995 between the Port of Skagit County and the Registrant.(1)
10.14	Statutory Warranty Deeds for Redmond Facility.(1)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP.
23.2	Consent of Arthur Andersen LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) as filed with the Securities and Exchange Commission (the "Commission") and declared effective on September 20, 2000.

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 16, 2000.

(3)
Incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333-75796) as filed with the Commission and declared effective on February 22, 2002.

(4)
Incorporated by reference to the Registrant's Form 8-K as filed with the Commission on December 27, 2002.

(5)
Incorporated by reference to the Registrant's Form S-3 as filed with the Commission and declared effective on September 17, 2003.

(6)
Incorporated by reference to the Registrant's Form 10-K as filed with the Commission on March 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.
Date: April 29, 2004	By:	/s/ KENTON K. ALDER Kenton K. Alder President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENTON K. ALDER Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	April 29, 2004
/s/ STACEY M. PETERSON Stacey M. Peterson	Chief Financial Officer, Secretary, (Principal Financial and Accounting Officer)	April 29, 2004
/s/ JEFFREY W. GOETTMAN Jeffrey W. Goettman	Chairman of the Board	April 29, 2004
/s/ MICHAEL E. MORAN Michael E. Moran	Director	April 29, 2004
/s/ DOUGLAS P. MCCORMICK Douglas P. McCormick	Director	April 29, 2004
/s/ JAMES K. BASS James K. Bass	Director	April 29, 2004
/s/ RICHARD P. BECK Richard P. Beck	Director	April 29, 2004
/s/ JOHN G. MAYER John G. Mayer	Director	April 29, 2004

TTM TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Schedule

Independent Auditors' Report

The Board of Directors and Shareholders of
TTM Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision described in Note 2 to the consolidated financial statements, in their report dated January 24, 2002.

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

/s/ ARTHUR ANDERSEN LLP
Salt Lake City, Utah January 24, 2002

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

As of December 31, 2002 and 2003

(In thousands)

	2002	2003
Assets
Current assets:
Cash and cash equivalents	$18,879	$24,237
Short-term investments	—	7,508
Accounts receivable, net of allowances of $4,008 and $3,734, respectively	17,913	28,519
Inventories, net	10,485	8,617
Prepaid expenses and other	3,083	1,129
Assets held for sale	2,797	2,308
Income taxes receivable	5,230	830
Deferred income taxes	1,867	1,739

Total current assets	60,254	74,887

Property, plant and equipment, at cost:
Land	4,932	4,932
Machinery and equipment	53,075	55,960
Buildings and improvements	13,881	14,316
Furniture and fixtures	390	409
Automobiles	124	102
Construction-in-process	546	895

	72,948	76,614
Less accumulated depreciation	(27,379)	(33,078)

Property, plant and equipment, net	45,569	43,536

Other assets:
Debt issuance costs, net of accumulated amortization of $157 and $254, respectively	49	187
Deferred income taxes	14,442	10,343
Goodwill, net	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $4,164 and $5,424, respectively	13,865	12,955
Deposits and other	174	796

Total other assets	91,683	87,434

	$197,506	$205,857

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$2,222	$4,444
Accounts payable	12,540	7,862
Accrued salaries, wages and benefits	3,773	7,964
Other accrued expenses	752	1,188
Current portion other long-term liabilities	562	1,077

Total current liabilities	19,849	22,535

Long-term debt, less current maturities	7,778	3,333
Other long-term liabilities, less current portion	2,453	1,662

Total long-term liabilities	10,231	4,995

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized, 39,724 and 40,475 shares issued and outstanding, respectively	149,936	153,256
Retained earnings	17,664	25,106
Deferred stock-based compensation	(174)	(35)

Total shareholders' equity	167,426	178,327

	$197,506	$205,857

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

TTM TECHNOLOGIES, INC.

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2001, 2002 and 2003

(In thousands)

	Common Stock
			Retained Earnings	Deferred Stock-Based Compensation
	Shares	Amount			Total
Balance, December 31, 2000	37,349	$132,937	$5,085	$(280)	$137,742
Amortization of deferred stock-based compensation	—	—	—	52	52
Exercise of common stock options	293	814	—	—	814
Income tax benefit from options exercised	—	477	—	—	477
Net income	—	—	10,994	—	10,994

Balance, December 31, 2001	37,642	134,228	16,079	(228)	150,079
Amortization of deferred stock-based compensation	—	—	—	54	54
Shares sold in secondary public offering, net of offering costs	2,025	15,283	—	—	15,283
Shares repurchased in stock buyback program	(122)	(234)	—	—	(234)
Exercise of common stock options	179	471	—	—	471
Income tax benefit from options exercised	—	188	—	—	188
Net income	—	—	1,585	—	1,585

Balance, December 31, 2002	39,724	149,936	17,664	(174)	167,426
Amortization of deferred stock-based compensation	—	—	—	139	139
Shares sold in secondary public offering, net of offering costs	200	1,724	—	—	1,724
Exercise of common stock options	551	1,596	—	—	1,596
Net income	—	—	7,442	—	7,442

Balance, December 31, 2003	40,475	$153,256	$25,106	$(35)	$178,327

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1)   Nature of Operations and Basis of Presentation

        TTM Technologies, Inc. (the "Company"), formerly Pacific Circuits, Inc., was incorporated under the laws of the State of Washington on March 20, 1978. In July 1999, Power Circuits, Inc. was acquired, and on December 26, 2002, Honeywell Advanced Circuits, Inc., renamed to TTM Advanced Circuits, Inc., ("Advanced Circuits") was acquired, and both became wholly-owned subsidiaries of TTM Technologies, Inc. TTM Technologies, Inc. and its wholly-owned subsidiaries are collectively referred to as "the Company." The Company is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment. The Company sells to a variety of customers located both within and outside of the United States of America.

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

Revenue Recognition

        The Company derives its revenue primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognizes revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured—generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occured. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective printed circuit boards. The Company accrues an estimated amount for sales returns and allowances related to defective printed circuit boards at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of December 31, 2002 and 2003, the reserve for sales returns and allowances was $3,081 and $2,994, respectively, which is included as a reduction to accounts receivable, net. For the years ended December 31, 2001, 2002 and 2003, the provision for sales returns and allowances, which is recorded as a reduction to net sales, was 1.0%, 1.4% and 1.6% of gross sales, respectively.

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

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. The Company uses the following estimated useful lives:

Buildings and improvements	10 - 40 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	5 - 7 years
Automobiles	5 years

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

Goodwill

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that the Company allocate its goodwill to its various reporting units and determine the carrying value of those businesses. The Company's goodwill resulted from its acquisition of Power Circuits in July 1999. The Company has three reporting units consistent with the nature of its operations, however, all of its goodwill is allocated to one reporting unit. Goodwill is no longer amortized but is tested for impairment annually or more often if events or circumstances indicate a potential impairment exists. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit's goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit's carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The fair value of the Company's Power Circuits reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future net cash flows. Under the market approach, fair value is estimated based on market multiples of earnings or similar measures for comparable companies.

        Based on the results of its first step impairment tests, the Company determined that no impairment of goodwill existed as of January 1, 2002, the date of adoption of SFAS No. 142 and December 31, 2002 and 2003. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

        As required by SFAS No. 142, the following transitional disclosures are provided to demonstrate the result of operations as if the provisions of SFAS No. 142 would have been in effect at beginning of fiscal 2001:

	2001	2002	2003
Reported income (loss) before income taxes and extraordinary item	$17,183	$(6,989)	$9,890
Add back: goodwill amortization	3,606	—	—

Adjusted income (loss) before income taxes and extraordinary item	20,789	(6,989)	9,890
Adjusted income tax (provision) benefit	(7,487)	2,278	(3,901)

Adjusted income (loss) before extraordinary item	13,302	(4,711)	5,989
Extraordinary gain	—	6,296	1,453

Adjusted net income	$13,302	$1,585	$7,442

Basic Earnings Per Share:
Reported income (loss) before extraordinary item	$0.29	$(0.12)	$0.15
Goodwill amortization, net of income tax	0.06	—	—

Adjusted income (loss) before extraordinary item	0.35	(0.12)	0.15
Extraordinary gain	—	0.16	0.04

Adjusted net income	$0.35	$0.04	$0.19

Diluted Earnings Per Share:
Reported income (loss) before extraordinary item	$0.28	$(0.12)	$0.15
Goodwill amortization, net of income tax	0.06	—	—

Adjusted income (loss) before extraordinary item	0.34	(0.12)	0.15
Extraordinary gain	—	0.16	0.03

Adjusted net income	$0.34	$0.04	$0.18

Definite-lived intangibles

        Definite-lived intangible as of December 31, 2002 and 2003 consist of the following:

	2002	2003
Strategic customer relationships	$18,029	$18,029
Licensing agreement	—	350

	18,029	18,379
Less accumulated amortization	(4,164)	(5,424)

Definite-lived intangibles, net	$13,865	$12,955

        Strategic customer relationships are being amortized using the straight-line method over 15 years, and the licensing agreement for a manufacturing process is being amortized using the straight-line method over 3 years. Amortization expense was $1,202, $1,202 and $1,260 in 2001, 2002 and 2003, respectively.

Impairment of Long-lived Assets

        Long-lived tangible assets and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset or asset groups may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value.

        For assets held for sale, the carrying value of these assets is compared to the estimated fair value, less the cost to sell, to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value is reevaluated when related events or circumstances change (see Note 4).

        Judgments and assumptions are inherent in the Company's estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset's fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Self Insurance

        The Company is primarily self insured for group health insurance benefits provided to employees and purchases insurance to protect against annual claims per individual in excess of $100 and at the aggregate level which varies with the number of employees and the health plans they select. Self insurance liabilities are estimated for claims incurred but not paid using historical information provided by our insurance carrier and other professionals. The Company accrued $719 and $2,084 for self insurance liabilities at December 31, 2002 and 2003, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the accompanying December 31, 2002 and 2003 consolidated balance sheets. During 2003, the Company expanded its self insurance coverage to include employees of Advanced Circuits. Actual claims experience may differ from our estimates.

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

Significant Customers

        The Company's customers include both original equipment manufacturers ("OEMs") and electronic manufacturing services companies ("EMS companies"). The Company's OEM customers often direct a significant portion of their purchases through EMS companies.

        For the year ended December 31, 2001, one customer accounted for 11% of net sales. For the year ended December 31, 2002, no customer accounted for more than 10% of the net sales. For the year ended December 31, 2003, two customers accounted for 22% and 14% of the Company's net sales. Sales to our 10 largest customers were 42% and 64% of net sales for the years ended December 31, 2002 and 2003, respectively. The loss of one or more major customers or a decline in sales to the

Company's major customers would have a material adverse effect on the Company's financial condition and results of operations.

Concentration of Credit Risk

        In the normal course of business, the Company extends credit to its customers, which are concentrated in the computer and electronics instrumentation industries, and some of which are located outside the United States. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company makes judgments as to its ability to collect outstanding trade receivables when collection becomes doubtful. Provisions are made based upon a specific review of significant outstanding invoices, historical collection experience and current economic trends,

        For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due. As of December 31, 2002, three customers in the aggregate accounted for 24% of total accounts receivable. As of December 31, 2003, five customers in the aggregate account for 56% of total accounts receivable. If one or more of the Company's significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company's financial condition and result of operations.

Recent Accounting Pronouncements

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the third quarter 2003 and it did not have an impact on the Company's financial position or results of operations.

        In November 2002, the FASB Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN No. 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending March 15, 2004, with the exception of Special Purpose Entities ("SPEs"). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15,

2003. We have determined that we do not have any variable interest entities or SPEs and accordingly, the adoption of FIN No. 46 did not impact us and the adoption of FIN No. 46R in the first quarter of 2004 will not impact us.

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

(3)   Acquisition of Advanced Circuits

        On December 26, 2002, the Company acquired the stock of Advanced Circuits from Honeywell International, Inc. ("Honeywell"). The purchase price was one dollar. The total cost of the acquisition was approximately $860 which included $540 paid to related parties (see Note 11) and $320 of due diligence and other direct acquisition costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of Advanced Circuits are included in the accompanying consolidated financial statements from the date of acquisition. The fair value of the net assets acquired exceeded the cost to purchase Advanced Circuits, resulting in negative goodwill. In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets except current assets and deferred income taxes. The remaining unallocated negative goodwill was recorded as an extraordinary gain.

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

        In connection with the acquisition, the Company was entitled to a reimbursement from Honeywell if Advanced Circuit's working capital, as defined in the agreement, was less than $13,900. At the closing date, the working capital was less than $13,900, and the Company made a claim against Honeywell which is reflected as part of other current assets in the preceding table. Additionally, between December 26 and December 31, 2002, Honeywell collected approximately $689 of the accounts receivable purchased by the Company. Honeywell remitted these collections to the Company subsequent to December 31, 2002. Both the claim against Honeywell and Honeywell's collections of accounts receivable purchased by the Company are reflected as prepaid expenses and other in the accompanying December 31, 2002 consolidated balance sheet. In the quarter ended March 31, 2003, the Company settled its claim against Honeywell in the amount of $1,400 for the working capital shortfall, which amount was $570 in excess of the estimated settlement as of December 31, 2002.

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

(4)   Restructuring Charges

        During the second quarter of 2002, the Company reduced its labor force at its Burlington, Washington, facility. During the fourth quarter of 2002, the Company consolidated manufacturing capabilities by closing its Burlington, Washington facility to better manage and control its business. As a result, the Company recorded $3,859 in total restructuring charges in 2002. These charges included the impairment of the building, property and equipment of $1,838, employee termination and severance of $1,459 and other exit costs of $562 associated with the facility closure. The Company terminated a total of 193 employees which were primarily involved in the manufacturing process. During the first quarter of 2003, a $203 restructuring charge was taken for severance and other exit charges primarily in connection with the lay off of 45 employees at the Company's Redmond, Washington facility.

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

(5)   Long-Term Debt

        The Company's senior credit facility ("Credit Facility") consists of a term loan and a $25,000 revolving loan commitment. As of December 31, 2002 and 2003, the Company had $10,000 and $7,777, respectively, outstanding on the term loan. As of December 31, 2002 and 2003, the Company did not have any balance outstanding on the revolving loan.

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

        The Credit Facility, as amended, contains certain financial and other covenants. These covenants include capital expenditure limits, leverage and fixed charge coverage ratios, consolidated EBITDA and various other covenants. At December 31, 2003, the Company was in compliance with these covenants. In connection with the 2002 acquisition of Advanced Circuits, the Company and its lenders amended the Credit Facility in April 2003 to subject the revolving loan commitment to a borrowing base. At December 31, 2003, the Company's available borrowing capacity under the revolving loan was $16,905.

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

Stock Repurchase Plan

        In October of 2002, the Board of Directors authorized a repurchase of the Company's common stock up to $10,000. During the year ended December 31, 2002, the Company repurchased and retired 122 shares for a total cost of approximately $200.

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

        The following is a reconciliation between the statutory federal income tax rate and the Company's effective income tax rates for the years ended December 31, 2001, 2002 and 2003 which are derived by dividing the benefit (provision) for income taxes by (loss) income before income taxes and extraordinary item:

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

        The primary deferred tax asset, tax goodwill related to recapitalization, is being amortized over a 15-year period in accordance with the provisions of the Internal Revenue Code ("Code"). As a result of the Company's recapitalization in 1998, the Company became a C Corporation and the tax effect of all differences between the tax reporting and financial reporting bases of the Company's net assets was recorded as a net deferred tax asset. The most significant basis difference resulted from a Code section 338(h)(10) tax election made at the time of the recapitalization. This election had the effect of characterizing the recapitalization and stock purchase as an asset purchase for income tax purposes. Therefore, the consideration paid to the former owner in excess of tax basis of the net assets was recorded as tax-deductible goodwill, even though no goodwill was reported for financial reporting purposes.

        At December 31, 2003, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $15,063 and $19,322, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2023, and the state net operating loss carryforwards will begin to expire in 2012. Approximately $119 of the state credit carryovers will begin to expire in 2007, with no expirations on the remaining $1,594.

        Approximately $3,812 of the federal net operating loss carryforwards is a result of the tax benefit from the 2003 exercise of employee stock options. This resulted in additional deferred tax assets of approximately $1,296 for which a full valuation allowance has been provided as of December 31, 2003. Accordingly, there was no net impact on shareholders' equity for the year ended December 31, 2003 related to the tax benefit for the exercise of employee stock options. Upon realization of this tax benefit, the reduction in the provided valuation allowance will be reflected as an increase to shareholders' equity.

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

        The Company has determined that a valuation allowance is necessary for the deferred tax assets that are not more likely than not to be realized based on estimates of sources of taxable income. It is possible that the Company's estimates could change in the near term and it may become necessary to record either a full or partial decrease or increase to the valuation allowance in future periods, which would either positively or negatively effect the Company's results of operations, respectively.

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

Legal Matters

        During 2001, the Company was advised that it has been added as a defendant in a patent infringement lawsuit filed in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership. The suit alleges that the Company has infringed certain "machine vision" and other patents owned by the plaintiff and seeks injunctive relief, unspecified damages for the alleged infringements and payment of the plaintiff's attorneys' fees. Although the ultimate outcome of this matter is not currently determinable, management believes the Company has meritorious defenses to these allegations and, based in part on the licensing terms offered by the Lemelson Partnership, does not expect this litigation to materially impact the Company's results of operations, financial condition or liquidity. Accordingly, the Company has not established a reserve. However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect. Furthermore, there can be no assurance that the Company will prevail in any such litigation.

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

        As of December 31, 2003, 2,876 of the 3,516 options outstanding vest equally over five years from the grant date. Options to purchase 32 shares vest on the fifth anniversary of the date of grant. Options to purchase 608 shares vest on the eighth anniversary of the date of grant ("Cliff Vest Options"); however, upon the occurrence of certain events including a sale of shares by the majority shareholder or a merger, a portion of these options will vest earlier based upon the annual rate of return of the common stock, as defined in the agreement.

        As a result of sales of the Company's common stock in 2003 by the Company's majority shareholder, 500 of the Cliff Vest Options vested.

        A summary of options outstanding and options exercisable as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $4.99	1,695	6.9	$2.98	955	$2.64
$5.00 - $9.99	107	7.4	7.07	31	7.44
$10.00 - $14.99	1,333	9.6	13.13	48	10.95
$15.00 and over	381	6.7	16.00	228	16.00

	3,516	7.9	$8.37	1,262	$5.49

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

(10) Employee Benefit Plan

        The Company has a 401(k) savings plan ("Plan") under which all eligible full-time employees may participate and contribute a percentage of compensation subject to the maximum allowed by the Code. The Plan provides for a discretionary matching contribution of a uniform percent of each participant's annual contribution. However, in applying the uniform percent, only contributions up to 4% of each participant's compensation shall be considered. The Company accrued contributions under the Plan and predecessor plans of $141, $207 and $293 during the years ended December 31, 2001, 2002 and 2003, respectively.

(11) Related-Party Transactions

        The Company has an agreement with TC Management, L.L.C., TC Management IV, L.L.C. and Brockway Moran & Partners Management, L.P. (collectively, "the Equity Sponsors"), entities owned by certain of the Company's shareholders, which obligates the Company to pay these entities a financial advisory fee of 1.5% of the first $50,000 of the proceeds or value of any transaction with respect to which the three entities render financial advisory services to the Company, and 1% of any amount of proceeds or value in excess of $50,000 until such time as these entities and their affiliates, on a combined basis, own less than 25% of the total outstanding voting capital stock of the Company.

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

        The Company had a consulting and management services agreement with Pyxis Partnership, an entity controlled by Kenneth L. Shirley, one of the Company's directors through November 2002. Pyxis provided certain management and consulting services typical of those provided by a Chief Operating Officer. These services were rendered on behalf of Pyxis primarily by Mr. Shirley. During 2002, the Company paid Pyxis approximately $168 for these services.

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

(13) Foreign Sales

        Sales representing more than 1% of the Company's net sales by country for the years ended 2001, 2002 and 2003, are as follows:

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

        Under date of January 28, 2004, we reported on the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended, which are included in the TTM Technologies, Inc. Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial schedule as it relates to the years ended December 31, 2002 and 2003 included in the Annual Report on Form 10-K of TTM Technologies, Inc. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. The consolidated financial statement schedule for the year ended December 31, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the 2001 consolidated financial statement schedule in their report dated January 24, 2002.

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

/s/ ARTHUR ANDERSEN LLP
Salt Lake City, Utah January 24, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(In Thousands)

Description	Balance at Beginning of Year	Additions for Acquisition of Advanced Circuits, Inc.	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended December 31, 2003
Allowance for doubtful accounts	$927	$—	$262	$(449)		$740
Allowance for sales credits	3,081	—	2,930	(3,017)		2,994
Allowance for excess and obsolete inventories	3,293	—	649	(2,409	)(a)	1,533
Year ended December 31, 2002
Allowance for doubtful accounts	$1,379	$332	$85	$(869	)(b)	$927
Allowance for sales credits	1,433	1,937	1,238	(1,527)		3,081
Allowance for excess and obsolete inventories	98	3,243	191	(239)		3,293
Year ended December 31, 2001
Allowance for doubtful accounts	$2,026	$—	$30	$(677	)(c)	$1,379
Allowance for sales credits	1,674	—	1,301	(1,542)		1,433

(a)
Includes reversal of $692 of reserve established in prior year.

(b)
Includes reversal of $166 of reserve established in prior years.

(c)
Includes reversal of $374 of reserve established in prior years.

QuickLinks

TTM TECHNOLOGIES, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
Statement Regarding Forward-Looking Statements
Risk Factors That May Affect Future Results
Risks Related to Our Company
PART II
PART III
SUMMARY COMPENSATION TABLE
Option Grants In Last Fiscal Year
PART IV
SIGNATURES
TTM TECHNOLOGIES, INC. Index to Consolidated Financial Statements and Schedule
Independent Auditors' Report
Report of Independent Public Accountants
TTM TECHNOLOGIES, INC. Consolidated Balance Sheets As of December 31, 2002 and 2003 (In thousands)
TTM TECHNOLOGIES, INC. Consolidated Statements of Operations For the Years Ended December 31, 2001, 2002 and 2003 (In thousands, except per share data)
TTM TECHNOLOGIES, INC. Consolidated Statements of Shareholders' Equity For the Years Ended December 31, 2001, 2002 and 2003 (In thousands)
TTM TECHNOLOGIES, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2001, 2002 and 2003 (In thousands)
TTM TECHNOLOGIES, INC. Notes to Consolidated Financial Statements (Dollars and shares in thousands, except per share data)
INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2003, 2002 and 2001 (In Thousands)