Form 10-Q
period 2004-03-29
TTM TECHNOLOGIES INC
filed 2004-05-10
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2004

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒   No ☐

Number of shares of common stock, no par value, of registrant outstanding at May 5, 2004:  40,747,800

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2003 and March 29, 2004
(unaudited)
(In thousands)

	December 31, 2003	March 29, 2004
Assets
Current assets:
Cash and cash equivalents	$24,237	$32,620
Short-term investments	7,508	4,615
Accounts receivable, net of allowances of $3,734 and $4,328, respectively	28,519	34,956
Inventories, net	8,617	10,353
Prepaid expenses and other	1,129	1,007
Assets held for sale	2,308	2,255
Income taxes receivable	830	830
Deferred income taxes	1,739	1,628
Total current assets	74,887	88,264

Property, plant and equipment:
Property, plant and equipment, at cost	76,614	79,589
Less accumulated depreciation	(33,078)	(35,038)
Property, plant and equipment, net	43,536	44,551

Other assets:
Debt issuance costs, net	187	160
Deferred income taxes	10,343	6,755
Goodwill	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $5,424 and $5,754, respectively	12,955	12,625
Deposits and other	796	831
Total other assets	87,434	83,524
	$205,857	$216,339
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,444	$4,444
Accounts payable	7,862	9,128
Accrued salaries, wages and benefits	7,964	9,848
Other accrued expenses	1,188	1,256
Income taxes payable	—	125
Current portion other long-term liabilities	1,077	1,094
Total current liabilities	22,535	25,895

Long-term debt, less current maturities	3,333	3,333
Other long-term liabilities, less current portion	1,662	1,379
Total long-term liabilities	4,995	4,712

Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized, 40,475 and 40,718 shares issued and outstanding, respectively	153,256	154,125
Retained earnings	25,106	31,632
Deferred stock-based compensation	(35)	(25)
Total shareholders’ equity	178,327	185,732
	$205,857	$216,339

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
For the Quarter Ended March 31, 2003 and March 29, 2004
(unaudited)
(In thousands, except per share data)

	Quarter Ended
	March 31, 2003	March 29, 2004

Net sales	$39,634	$57,696
Cost of goods sold	35,108	40,416
Gross profit	4,526	17,280
Operating expenses:
Selling and marketing	2,545	3,041
General and administrative	2,814	3,508
Amortization of definite-lived intangibles	300	300
Restructuring charges	203	—
Total operating expenses	5,862	6,849
Operating income (loss)	(1,336)	10,431
Other income (expense):
Interest expense	(155)	(120)
Amortization of debt issuance costs	(16)	(27)
Interest income and other, net	77	92
Total other expense, net	(94)	(55)
Income (loss) before income taxes and extraordinary item	(1,430)	10,376
Income tax benefit (provision)	456	(3,850)
Income (loss) before extraordinary item	(974)	6,526
Extraordinary gain	824	—
Net income (loss)	$(150)	$6,526

Basic earnings per share:
Income (loss) before extraordinary item	$(0.02)	$0.16
Extraordinary gain	0.02	—
Net income (loss)	$(0.00)	$0.16
Diluted earnings per share:
Income (loss) before extraordinary item	$(0.02)	$0.15
Extraordinary gain	0.02	—
Net income (loss)	$(0.00)	$0.15

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
For the Quarter Ended March 31, 2003 and March 29, 2004
(unaudited)
(In thousands)

	Quarter Ended
	March 31, 2003	March 29, 2004
Cash flows from operating activities:
Net income (loss)	$(150)	$6,526
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	(824)	—
Depreciation on property, plant and equipment	1,933	1,960
Net gain on sale of property, plant and equipment	—	(2)
Amortization of definite-lived intangible assets	300	330
Other	68	71
Deferred income taxes	(440)	3,699
Changes in operating assets and liabilities:
Accounts receivable, net	(1,800)	(6,437)
Inventories, net	1,154	(1,736)
Prepaid expenses and other	1,178	(2)
Income taxes receivable	5,230	—
Accounts payable	(395)	1,266
Accrued salaries, wages and benefits and other accrued expenses	1,588	1,695
Income taxes payable	—	125

Net cash provided by operating activities	7,842	7,495

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(704)	(2,876)
Proceeds from sale of property, plant and equipment	—	2
Purchases of short-term investments	—	(4,082)
Proceeds from sales of short-term investments	—	6,975

Net cash provided by (used in) investing activities	(704)	19

Cash flows from financing activities:
Proceeds from exercise of common stock options	256	869
Payment of debt issuance costs	(159)	—

Net cash provided by financing activities	97	869

Net increase in cash and cash equivalents	7,235	8,383
Cash and cash equivalents at beginning of period	18,879	24,237

Cash and cash equivalents at end of period	$26,114	$32,620

Supplemental cash flow information:
Cash paid for interest	$103	$19
Cash paid (refunded) for income taxes	(5,705)	26

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)

(1) Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K/A.   The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.   The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31.  The first fiscal quarters 2003 and 2004 contained 90 and 89 days, respectively.

(2) Short-term Investments

The Company considers highly liquid investments with a maturity to the Company of more than three months and less than one year to be short-term investments.  Debt securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost.  Investments in held-to-maturity debt securities were carried at amortized cost which approximated fair market value and consist of corporate notes totaling $3,995 and $3,112, federal agency securities totaling $2,010 and $0, and municipal notes totaling $1,503 and $1,503 at December 31, 2003 and March 29, 2004, respectively.

(3) Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  Inventories as of December 31, 2003 and March 29, 2004 consist of the following:

	December 31, 2003	March 29, 2004

Raw materials	$2,076	$2,182
Work-in-process	5,412	5,694
Finished goods	1,129	2,477
	$8,617	$10,353

(4) Earnings Per Share

Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarters ended March 31, 2003 and March 29, 2004:

	Quarter Ended March 31, 2003			Quarter Ended March 29, 2004
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$(150)	39,762	$(0.00)	$6,526	40,605	$0.16
Effect of options		—			1,576

Diluted EPS	$(150)	39,762	$(0.00)	$6,526	42,181	$0.15

The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share.  Stock options to purchase 3,032 and 0 shares of common stock at March 31, 2003 and March 29, 2004, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.

(5) Stock-Based Compensation

The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by SFAS No. 123. Had compensation cost been determined in accordance with SFAS No. 123, the Company’s net income and earnings per share for the fiscal quarters ended March 31, 2003 and March 29, 2004 would have been changed to the following pro forma amounts:

	Quarter Ended
	March 31, 2003	March 29, 2004
Net income (loss):
As reported	$(150)	$6,526
Add: Amortization of deferred compensation	13	10
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(612)	(1,074)
Pro forma net income (loss)	$(749)	$5,462
Basic earnings per share:
As reported	$(0.00)	$0.16
Pro forma	(0.02)	0.13
Diluted earnings per share:
As reported	$(0.00)	$0.15
Pro forma	(0.02)	0.13

(6) Significant Customers

The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”).  The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

For the fiscal quarter ended March 29, 2004, two customers accounted for approximately 27% and 14% of net sales. For the fiscal quarter ended March 31, 2003, two customers accounted for over 18% and 17% of net sales.  Sales to our ten largest customers were 66% of net sales in each of the fiscal quarters ended March 31, 2003 and March 29, 2004.  The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect of the Company’s financial condition and results of operations.

(7) Concentration of Credit Risk

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

For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due.  As of December 31, 2003 and March 29, 2004, five customers in the aggregate accounted for 56% of total accounts receivable at each period end.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

(8) Acquisition of Advanced Circuits, Inc.

On December 26, 2002, the Company acquired the stock of Honeywell Advanced Circuits, Inc. (“Advanced Circuits”) from Honeywell International, Inc. (“Honeywell”).  The acquisition was accounted for under the purchase method of accounting.  The fair value of the net assets acquired exceeded the costs to purchase Advanced Circuits, resulting in negative goodwill.  In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionally to reduce the assigned values of certain acquired assets and the remaining unallocated negative goodwill was recorded as an extraordinary gain. The Company recorded its preliminary purchase accounting allocation in the fourth fiscal quarter 2002.  During the quarter ended March 31, 2003, the Company continued to evaluate the fair market value of assets acquired and liabilities assumed as well as certain contingencies, and recorded an additional extraordinary gain of $824.  The extraordinary gain was composed primarily of a working capital adjustment as defined in the purchase agreement and certain other adjustments to the fair market value of assets acquired and liabilities assumed.

(9) Restructuring Charges

During the quarter ended March 31, 2003, a $203 restructuring charge was taken for severance and other exit charges primarily in connection with the lay off of 45 employees at the Company’s Redmond, Washington facility.  The entire $203 restructuring charge was paid in 2003.

During the fourth quarter of 2002, the Company consolidated manufacturing capabilities by closing its Burlington, Washington facility to better manage and control its business.  The building is currently held for sale and recorded at its estimated fair value less selling costs.  The Company is actively marketing the building for sale. Due to the inherent uncertainty of the estimates involved, the value of the asset held for sale could change in the near term which could result in an additional impairment charge. The chart below shows the utilization of the remaining accrued restructuring charges, which consist of other exit costs associated with the facility closure, during the quarter ended March 29, 2004.

Other Exit Charges
Balance December 31, 2003	$90
Utilization	(64)
Balance March 29, 2004	$26

(10) Long-Term Debt and Other Obligations

The Company’s senior credit facility (“Credit Facility”) consists of a term loan and a $25,000 revolving loan commitment subject to a borrowing base.  The term loan is payable in equal quarterly installments with the final maturity on September 30, 2005.  The revolving loan commitment expires on September 29, 2005.  Interest on the revolving loan and the term loan ranges from LIBOR plus 1.5% to 2.5%, or the Alternate Base Rate (as defined in the Credit Facility) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon the Company’s leverage ratios as defined in the agreement.  At March 29, 2004, the Company had $7,777 outstanding on the term loan with a weighted average interest rate of 2.71% and no amounts outstanding on the revolving loan.  At March 29, 2004, the Company’s available borrowing capacity under the revolving loan was $22,613. The Company pays a quarterly commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The term loan and the revolving loan are secured by substantially all of the assets of the Company. The Credit Facility contains certain financial and other covenants. These covenants include capital expenditure limits, leverage and fixed charge coverage ratios, consolidated EBITDA and various other covenants.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

We manufacture printed circuit boards at three specialized and integrated facilities in the United States.  Our facility in Santa Ana, California, specializes in quick-turn work, which has delivery times of 10 days or less and is characterized by small volumes of printed circuit boards.  Our Chippewa Falls, Wisconsin, facility focuses on large-volume production runs of technologically complex multilayer printed circuit boards with average lead times of 2 to 10 weeks.   Our Redmond, Washington, facility focuses on mid-volume production of standard lead-time printed circuit boards.

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

We believe that our ability to expand at our existing facilities allows us to efficiently grow without having to qualify customers for, and develop a management infrastructure at, a new facility.  We have reviewed numerous alternatives to meet our customers’ needs and believe that this expansion plan provides us with a significant opportunity for growth with relatively limited risk.  However, if our customers’ demand for our services does not increase to the levels we are anticipating, we may decide to scale back or delay our planned expansion.

We measure customers as those companies that have placed at least two orders in the preceeding 12-month period.  As of March 31, 2003, we had approximately 595 customers, and as of March 29, 2004, we had approximately 580 customers.  Sales to our largest 10 customers accounted for 66% of our net sales for both first fiscal quarter 2003 and 2004.

We sell to OEMs both directly and through EMS companies.  Sales attributable to our five largest OEM customers accounted for 52% and 54% of our net sales in the first fiscal quarter 2003 and 2004, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	First Fiscal Quarter
End Markets (1)	2003	2004

Networking/Communication	33.6%	39.7%
High-End Computing	41.0	33.7
Industrial/Medical	10.6	13.4
Computer Peripherals	9.6	7.4
Handheld/Cellular	1.7	2.4
Other	3.5	3.4
Total	100.0%	100.0%

(1)           Sales to EMS companies are classified by the end markets of their OEM customers.

We measure the time sensitivity of our products by tracking the quick-turn percentage of our work.  We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype and new product introduction work in addition to unexpected short-term demand among our customers.  Generally, we quote prices after we receive the design specifications and time and volume requirements from our customers.  Our quick-turn services command a premium price as compared to standard lead time prices.  Quick-turn orders represented 28% of orders in the first fiscal quarter 2003 and 24% of orders in the first fiscal quarter 2004.  The quick-turn percentage decreased due to the relative performance of our Chippewa Falls facility even though the level of quick-turn orders increased.  The first fiscal quarter 2003 was the first period in which Chippewa Falls was part of TTM.

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors.  Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies where significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; realizability of deferred tax assets and self-insured medical reserves. A detailed description of these estimates and our policies to account for them is included in the notes to our annual report on Form 10-K/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

We derive revenues primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured—generally when products are shipped to the customer.  We provide our customers a limited right of return for defective printed circuit boards. We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information.  To the extent actual  experience varies from our historical experience, revisions to the allowance may be required.

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our quick-turn business. During the fourth fiscal quarter 2003, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed.  At March 29, 2004, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable.  We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable.   If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At March 29, 2004, we have a net deferred income tax asset of $8.4 million, which is net of a valuation allowance of approximately $17.9 million.   Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could positively or negatively affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

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

Results of Operations

First Fiscal Quarter 2004 Compared to the First Fiscal Quarter 2003

There were 89 and 90 days in the first fiscal quarters 2004 and 2003, respectively.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	March 31, 2003	March 29, 2004

Net sales	100.0%	100.0%
Cost of goods sold	88.6	70.0
Gross profit	11.4	30.0

Operating expenses:
Selling and marketing	6.4	5.3
General and administrative	7.1	6.1
Amortization of definite-lived intangibles	0.8	0.5
Restructuring charges	0.5	—
Total operating expenses	14.8	11.9

Operating income (loss)	(3.4)	18.1
Other income (expense):
Interest expense	(0.4)	(0.2)
Amortization of debt issuance costs	(0.0)	(0.1)
Interest income and other, net	0.2	0.2

Income (loss) before income taxes and extraordinary item	(3.6)	18.0
Income tax benefit (provision)	1.1	(6.7)
Income (loss) before extraordinary item	(2.5)	11.3
Extraordinary gain	2.1	—
Net income (loss)	(0.4)%	11.3%

Net Sales

Net sales increased 45.6% from $39.6 million in the first fiscal quarter 2003 to $57.7 million in the first fiscal quarter 2004 due to increases in both price and production volume.  Improving prices accounted for approximately 44% of the increase in total revenue.  Prices improved due to a number of factors, including a continued strengthening of the economy in 2004, and a shift in mix to higher technology and shorter lead time products.  We generally charge higher prices for printed circuit boards with time sensitive delivery requirements, high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards accurately.  Increased production volume accounted for approximately 56% of the increase in revenue from the first fiscal quarter 2003 to the first fiscal quarter 2004.  This volume increase resulted from higher demand from our customers.

Gross Profit

Cost of goods sold increased $5.3 million, or 15.1%, from $35.1 million for the first fiscal quarter 2003 to $40.4 million for the first fiscal quarter 2004.  Higher cost of goods sold resulted primarily from higher labor and materials costs associated with an increase in the number of printed circuit boards sold.  As a percentage of net sales, cost of goods sold decreased from 88.6% for the first fiscal quarter 2003 to 70.0% for the first fiscal quarter 2004 due to greater labor and production efficiencies, lower materials costs, and improved absorption of manufacturing overhead.

As a result of the foregoing, gross profit increased $12.8 million, or 281.8% from $4.5 million for the first fiscal quarter 2003 to $17.3 million for the first fiscal quarter 2004.  Our gross margin improved from 11.4% in the first fiscal quarter 2003 to 30.0% in the first fiscal quarter 2004.

The improvement in our gross margin was due largely to higher prices as well as greater labor efficiency and increased absorption of fixed costs.  Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes.  As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases.  However, at higher capacity utilization rates, additional employees and capital may be required.  These gains in efficiency helped offset the increased costs related to our shift toward more complex work characterized by higher layer count.  Our average layer count increased from 13.2 in the first fiscal quarter 2003 to 14.7 in the first fiscal quarter 2004.

Operating Expenses

Sales and marketing expenses increased $0.5 million from $2.5 million, or 6.4% of net sales, for the first fiscal quarter 2003 to $3.0 million, or 5.3% of net sales, for the first fiscal quarter 2004.   The increase in expenses resulted primarily from additional commission expense related to the increase in net sales.  The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs.

General and administrative expenses increased $0.7 million from $2.8 million, or 7.1% of net sales, for the first fiscal quarter 2003 to $3.5 million, or 6.1% of net sales, for the first fiscal quarter 2004.  The increase in expenses resulted primarily from higher incentive compensation expense and an increase in the bad debt provision partially offset by elimination of transition expenses associated with the Advanced Circuits integration which were incurred in the first fiscal quarter 2003.   General and administrative expenses decreased as a percentage of net sales due to the relatively fixed nature of these expenses and our higher sales base.

Restructuring charges of $0.2 million recorded in the first fiscal quarter 2003 related primarily to severance and other exit costs associated with eliminating 45 positions at our Redmond, Washington facility.  These expenses were paid in 2003.

Income Taxes

The provision for income taxes increased from a $0.5 million benefit for the first fiscal quarter 2003 to a $3.9 million provision for the first fiscal quarter 2004. The income tax benefit in the first fiscal quarter 2003 resulted from a pretax loss before extraordinary item, and the income tax provision in the first fiscal quarter 2004 resulted from pretax income.  Our effective tax rate for the first fiscal quarter 2004 was approximately 37%.  Our effective tax rate is primarily impacted by state income taxes, which vary due to the sales and profitability mix among our facilities as well as certain non-deductible items, and state income tax credits.  We record income tax expense or benefit at a rate that is based on expected results for the year.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Extraordinary Gain

In the first fiscal quarter 2003, we recorded an extraordinary gain of $0.8 million after resolving certain contingencies concerning the fair value of certain assets acquired and liabilities assumed as part of our acquisition of Advanced Circuits, including the settlement of a claim for a working capital adjustment.  See Note 7 to our Consolidated Condensed Financial Statements for a description of the extraordinary gain.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, proceeds from our public offerings and proceeds from employee exercises of stock options. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures and fund working capital requirements.  We anticipate that these uses will continue to be the principal demands on our cash in the future. As of March 29, 2004, we had working capital of approximately $62.4 million compared to $52.4 million at December 31, 2003.  The increase in working capital is primarily attributable to increases in cash and cash equivalents and accounts receivable.

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

The following table provides information on future payments under the Company’s credit facility, future minimum lease payments under non-cancelable operating leases and other long-term liabilities as of March 29, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$7,777	$4,444	$3,333	$—	$—
Operating leases	2,501	371	537	212	1,381
Other long-term liabilities(1)	2,832	1,129	1,703	—	—
Total contractual obligations	$13,110	$5,944	$5,573	$212	$1,381

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

Net cash provided by operating activities was $7.5 million in the first fiscal quarter 2004, compared to $7.8 million in the first fiscal quarter 2003.  Our first fiscal quarter 2004 operating cash flow of $7.5 million primarily reflects net income of $6.5 million, $2.3 million of depreciation and amortization, and a $3.7 million decrease in deferred income taxes, partially offset by a net increase in working capital of $5.1 million, excluding cash and short-term investments.

Net cash provided by investing activities was $0.02 million in the first fiscal quarter 2004, compared to net cash used in investing activities of $0.7 million in the first fiscal quarter 2003. In the first fiscal quarter 2004, we purchased $2.9 million of property, plant and equipment and had a net decrease in short-term investments of $2.9 million.

Net cash provided by financing activities was $0.9 million in the first fiscal quarter 2004 compared to $0.1 million in the first fiscal quarter 2003. Our first fiscal quarter 2004 financing net cash flow reflects net proceeds of $0.9 million from employee stock option exercises.

We have a term loan with a remaining balance of $7.8 million that is payable in equal quarterly installments through September 30, 2005. We have a committed revolving loan facility of $25.0 million with a final maturity date of September 29, 2005. We may prepay the term loan and borrow, repay and reborrow under the revolving loan facility at any time. The term loan and the revolving loan bear interest at rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the credit agreement) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement.  As of March 29, 2004, the term loan had a weighted average interest rate of 2.71%. Our borrowings under the revolving facility are subject to a borrowing base or formula that is based on our accounts receivable and inventory. As of March 29, 2004 we had no outstanding revolving loan balances and had $22.6 million of available borrowing capacity. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing.  As of March 29, 2004, we were in compliance with the covenants.

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

Seasonality

We have historically experienced lower sales in our second and third fiscal quarters due to patterns in the capital budgeting and purchasing cycles of our customers and the end markets they serve.  In particular, this effect is caused by the seasonality of our high-end computing segment and customer quick-turn ordering patterns.  We expect to mitigate the impact of seasonality through diversification of our customer base.

Recently Issued Accounting Standards

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN No. 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending March 15, 2004, with the exception of Special Purpose Entities (“SPEs”).  The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003.  We have determined that we do not have any variable interest entities or SPEs and accordingly, the adoption of FIN No. 46 did not impact us and the adoption of FIN No. 46R in the first quarter of 2004 did not impact us.

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

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity or a decline in the electronics industry could negatively impact our business, results of operations and financial condition. Our net sales declined from $129.0 million in 2001 to $89.0 million in 2002 due to these factors. While the electronics industry has seen improvements from the recent downturn, and we experienced sequential quarterly increases in our net sales during 2003 and the first fiscal quarter 2004, this trend may not continue. A future decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets including goodwill and other intangible assets.

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

A small number of customers are responsible for a significant portion of our net sales.   Our five largest OEM customers accounted for approximately 26% of our net sales in 2002, approximately 52% of our net sales in 2003 and approximately 54% of our net sales in the first fiscal quarter 2004.  Our 2003 increase in customer concentration was due primarily to our acquisition of Advanced Circuits, which has a small number of large customers. If our customers fail to place orders with us at past levels, it would harm our business, results of operations and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

Our 10 largest customers accounted for approximately 42% of our net sales in 2002, approximately 64% of our net sales in 2003 and approximately 66% of our net sales in the first fiscal quarter 2004.  Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies.  Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products.  Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers.  This concentration of customers exposes us to increased credit risks.  If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

Our sales to EMS providers increased from approximately 28% of our net sales in 2002 to approximately 61% of our net sales in 2003 and approximately 70% of our net sales in the first fiscal quarter 2004.  EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition, or the loss of existing OEM customers. In addition, some EMS providers, including several of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations and financial condition may be harmed.

If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively impacted. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.

As of March 29, 2004, our consolidated balance sheet reflected $75.8 million of goodwill and intangible assets.   We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized.  Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

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

As of March 29, 2004, we had net deferred tax assets of approximately $8.4 million.  If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations.

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

The revolving loan bears interest ranging from 1.5% to 2.5% per annum plus the applicable LIBOR or from 0.5% to 1.0% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility.  As of March 29, 2004, the term loan had an outstanding balance of $7.8 million and an interest rate of 2.71%. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2004.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 29, 2004.  There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

During 2001, we were advised that we were added as a defendant in a patent infringement lawsuit filed in 2001 in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, Limited Partnership.  The suit alleges that we have infringed certain “bar code,” “machine vision” and other patents owned by the plaintiff and seeks injunctive relief, unspecified damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees.  In March 2002, the lawsuit was stayed pending the outcome of Symbol Technologies, et al. v. Lemelson in the U.S. District Court for the District Court of Nevada, in which a declaratory relief suit filed by certain manufacturers challenged the validity, enforceability and infringement of Lemelson’s “bar code” and “machine vision” patents.  As a result of the stay, we have not filed an answer to the complaint nor has any discovery been conducted.  In January 2004, the Nevada court found the Lemelson patents, including those patents asserted by the Lemelson Foundation against us in the Arizona case, to be invalid, not infringed and unenforceable.  The Lemelson Foundation has the right to appeal the Nevada court’s judgment.  Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations and do not expect this litigation to materially impact our business, results of operations or financial condition.  However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations for any quarter.

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

(b)                   On January 9, 2004, we filed a Current Report on Form 8-K in connection with a presentation made at the Sixth Annual Needham & Company Growth Conference held on January 8, 2004.

(c)                   On January 28, 2004, we filed a Current Report on Form 8-K announcing our earnings for the fourth quarter and year ended December 31, 2003

(d)                   On February 3, 2004, we filed a Current Report on Form 8-K in connection with our press release announcing the establishment of 10b5-1 sales plans by certain of its officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated:	May 10, 2004	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated:	May 10, 2004	/s/ Stacey M. Peterson
Stacey M. Peterson
Chief Financial Officer and Secretary