Form 10-Q
period 2004-06-28
TTM TECHNOLOGIES INC
filed 2004-08-09
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2004

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒   No  ☐

Number of shares of common stock, no par value, of registrant outstanding at August 4, 2004:  40,853,050

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2003 and June 28, 2004
(unaudited)
(In thousands)

	December 31, 2003	June 28, 2004
Assets
Current assets:
Cash and cash equivalents	$24,237	$34,035
Short-term investments	7,508	13,034
Accounts receivable, net of allowances of $3,734 and $4,429, respectively	28,519	35,918
Inventories, net	8,617	9,409
Prepaid expenses and other	1,129	957
Assets held for sale	2,308	1,400
Income taxes receivable	830	725
Deferred income taxes	1,739	1,102
Total current assets	74,887	96,580

Property, plant and equipment:
Property, plant and equipment, at cost	76,614	82,091
Less accumulated depreciation	(33,078)	(36,995)
Property, plant and equipment, net	43,536	45,096

Other assets:
Debt issuance costs, net	187	134
Deferred income taxes	10,343	3,665
Goodwill	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $5,424 and $6,083, respectively	12,955	12,296
Deposits and other	796	1,649
Total other assets	87,434	80,897
	$205,857	$222,573
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,444	$4,444
Accounts payable	7,862	9,447
Accrued salaries, wages and benefits	7,964	9,824
Other accrued expenses	1,188	1,354
Current portion of other long-term liabilities	1,077	1,425
Total current liabilities	22,535	26,494

Long-term debt, less current maturities	3,333	2,222
Other long-term liabilities, less current portion	1,662	855
Total long-term liabilities	4,995	3,077

Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized, 40,475 and 40,838 shares issued and outstanding, respectively	153,256	154,476
Retained earnings	25,106	38,542
Deferred stock-based compensation	(35)	(16)
Total shareholders’ equity	178,327	193,002
	$205,857	$222,573

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
For the Quarter and Two Quarters Ended June 30, 2003 and June 28, 2004
(unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	June 30, 2003	June 28, 2004	June 30, 2003	June 28, 2004

Net sales	$41,047	$61,595	$80,681	$119,291
Cost of goods sold	34,601	42,519	69,709	82,935
Gross profit	6,446	19,076	10,972	36,356
Operating expenses:
Selling and marketing	2,644	3,118	5,189	6,159
General and administrative	2,766	3,812	5,580	7,320
Amortization of intangibles	301	301	601	601
Restructuring charges	—	855	203	855
Total operating expenses	5,711	8,086	11,573	14,935
Operating income (loss)	735	10,990	(601)	21,421
Other income (expense):
Interest expense	(152)	(107)	(307)	(227)
Amortization of debt issuance costs	(23)	(26)	(39)	(53)
Interest income and other, net	88	116	165	208
Total other expense, net	(87)	(17)	(181)	(72)
Income (loss) before income taxes and extraordinary item	648	10,973	(782)	21,349
Income tax benefit (provision)	(216)	(4,063)	240	(7,913)
Income (loss) before extraordinary item	432	6,910	(542)	13,436
Extraordinary gain	—	—	824	—
Net income	$432	$6,910	$282	$13,436

Basic earnings per share:
Income (loss) before extraordinary item	$0.01	$0.17	$(0.01)	$0.33
Extraordinary gain	—	—	0.02	—
Net income	$0.01	$0.17	$0.01	$0.33

Diluted earnings per share:
Income (loss) before extraordinary item	$0.01	$0.17	$(0.01)	$0.32
Extraordinary gain	—	—	0.02	—
Net income	$0.01	$0.17	$0.01	$0.32

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
For the Two Quarters Ended June 30, 2003 and June 28, 2004
(unaudited)
(In thousands)

	Two Quarters Ended
	June 30, 2003	June 28, 2004
Cash flows from operating activities:
Net income	$282	$13,436
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	(824)	—
Non-cash restructuring charge for impairment of building	—	855
Depreciation on property, plant and equipment	3,893	4,015
Net gain on sale of property, plant and equipment	(81)	(5)
Amortization of definite-lived intangible assets	601	659
Other	141	137
Deferred income taxes	(225)	7,315
Changes in operating assets and liabilities:
Accounts receivable, net	1,286	(7,399)
Inventories, net	2,483	(792)
Prepaid expenses and other	2,533	172
Income taxes receivable	5,230	105
Accounts payable	(2,129)	1,585
Accrued salaries, wages and benefits and other accrued expenses	1,523	1,543

Net cash provided by operating activities	14,713	21,626

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(1,682)	(6,440)
Purchase of intangibles	(350)	—
Proceeds from sale of property, plant and equipment	276	29
Purchase of short-term investments	—	(15,076)
Proceeds from sales and redemptions of short-term investments	—	9,550

Net cash used in investing activities	(1,756)	(11,937)

Cash flows from financing activities:
Proceeds from exercise of common stock options	381	1,220
Principal payments on long-term debt	—	(1,111)
Payment of debt issuance costs	(217)	—

Net cash provided by financing activities	164	109

Net increase in cash and cash equivalents	13,121	9,798
Cash and cash equivalents at beginning of period	18,879	24,237

Cash and cash equivalents at end of period	$32,000	$34,035

Supplemental cash flow information:
Cash paid for interest	$209	$91
Cash paid (refunded) for income taxes	(5,705)	494

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)

 (1) Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K/A.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31.  The second quarters ended June 30, 2003 and June 28, 2004 each contained 91 days.  The two quarters ended June 30, 2003 and June 28, 2004 contained 181 and 180 days, respectively.

(2) Short-term Investments

The Company considers highly liquid investments with a maturity to the Company of more than three months and less than one year to be short-term investments.  Debt securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost.  Investments in held-to-maturity debt securities were carried at amortized cost which approximated fair market value and consist of corporate notes totaling $3,995 and $4,001, federal agency securities totaling $2,010 and $9,033, and municipal notes totaling $1,503 and $0 at December 31, 2003 and June 28, 2004, respectively.

(3) Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  Inventories as of December 31, 2003 and June 28, 2004 consist of the following:

	December 31, 2003	June 28, 2004

Raw materials	$2,076	$2,387
Work-in-process	5,412	5,560
Finished goods	1,129	1,462
	$8,617	$9,409

(4) Earnings Per Share

Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarter and two quarters ended June 30, 2003 and June 28, 2004:

	Quarter Ended June 30, 2003			Quarter Ended June 28, 2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$432	39,854	$0.01	$6,910	40,759	$0.17
Effect of options		695			1,092

Diluted EPS	$432	40,549	$0.01	$6,910	41,851	$0.17

	Two Quarters Ended June 30, 2003			Two Quarters Ended June 28, 2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$282	39,808	$0.01	$13,436	40,683	$0.33
Effect of options		—			1,331

Diluted EPS	$282	39,808	$0.01	$13,436	42,014	$0.32

The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share.  Stock options to purchase 1,038 and 1,458 shares of common stock for the quarter ended June 30, 2003 and June 28, 2004, respectively, were not considered in calculating Diluted EPS because the effect would be antidilutive.

(5) Stock-based Compensation

The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by Statement of Financial Accounting Standards (“SFAS”) No. 123. Had compensation cost been determined in accordance with SFAS No. 123, the Company’s net income (loss) and earnings per share for the quarter and two quarters ended June 30, 2003 and June 28, 2004 would have been the following pro forma amounts:

	Quarter Ended
	June 30, 2003	June 28, 2004
Net income (loss):
As reported	$432	$6,910
Add: Amortization of deferred compensation	13	9
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(584)	(1,123)
Pro forma	$(139)	$5,796
Basic earnings per share:
As reported	$0.01	$0.17
Pro forma	(0.00)	0.14
Diluted earnings per share:
As reported	$0.01	$0.17
Pro forma	(0.00)	0.14

	Two Quarters Ended
	June 30, 2003	June 28, 2004
Net income (loss):
As reported	$282	$13,436
Add: Amortization of deferred compensation	26	19
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,196)	(2,197)
Pro forma	$(888)	$11,258
Basic earnings per share:
As reported	$0.01	$0.33
Pro forma	(0.02)	0.28
Diluted earnings per share:
As reported	$0.01	$0.32
Pro forma	(0.02)	0.27

(6) Significant Customers

The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”).  The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

For the quarter ended June 30, 2003, two customers accounted for approximately 25% and 13% of net sales.  For the quarter ended June 28, 2004, two customers accounted for approximately 34% and 17% of net sales.  Sales to our ten largest customers were 65% of net sales for the quarter ended June 30, 2003, and 68% of net sales for the quarter ended June 28, 2004.  The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

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

For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due.  As of December 31, 2003, five customers in the aggregate accounted for 56% of total accounts receivable.  As of June 28, 2004, five customers in the aggregate accounted for 66% of total accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

(9) Restructuring Charges

During the two quarters ended June 30, 2003, a $203 restructuring charge was taken for severance and other exit charges primarily in connection with the lay off of 45 employees at the Company’s Redmond, Washington facility.  The entire $203 restructuring charge was paid in 2003.

During the fourth quarter 2002, the Company consolidated manufacturing capabilities by closing its Burlington, Washington facility to better manage and control its business.  The building is currently held for sale and recorded at its estimated fair value less selling costs.  The Company is actively marketing the building for sale.  During the second quarter 2004, the Company recorded an asset impairment of $855 to the building held for sale based upon the status of negotiations with the lessor of the related land lease to purchase the building and cancel the land lease.  On July 30, 2004, the Company entered into a definitive Purchase and Sale Agreement with the Port of Skagit County, a Washington municipal corporation (“Port”), to sell its building located in Burlington, Washington on land leased from the Port and to cancel the related lease between the Port and the Company for total consideration of $1,575, before direct selling costs.  The transaction is expected to close during the fourth quarter 2004.  Due to the inherent uncertainty of the estimates involved, the value of the asset held for sale could change in the near term which could result in an additional impairment charge. The chart below shows the addition to and utilization of the remaining accrued restructuring charges, which consists of an asset impairment and other exit costs associated with the facility closure, during the two quarters ended June 28, 2004.

	Asset Impairment	Other Exit Charges	Total
Balance December 31, 2003	$—	$90	$90
Restructuring charge	855	—	855
Utilization	(855)	(88)	(943)
Balance June 28, 2004	$—	$2	$2

(10) Long-Term Debt and Other Obligations

The Company’s senior credit facility (“Credit Facility”) consists of a term loan and a $25,000 revolving loan commitment subject to a borrowing base.  The term loan is payable in equal quarterly installments with the final maturity on September 30, 2005.  The revolving loan commitment expires on September 29, 2005.  Interest on the revolving loan and the term loan ranges from LIBOR plus 1.5% to 2.5%, or the Alternate Base Rate (as defined in the Credit Facility) plus 0.5% to 1.0%.  The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon the Company’s leverage ratios as defined in the agreement.  At June 28, 2004, the Company had $6,666 outstanding on the term loan with an interest rate of 2.72% and no amounts outstanding on the revolving loan.  At June 28, 2004, the Company’s available borrowing capacity under the revolving loan was $21,765.  The Company pays a quarterly commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount.  The term loan and the revolving loan are secured by substantially all of the assets of the Company.  The Credit Facility contains certain financial and other covenants.  These covenants include capital expenditure limits, leverage and fixed charge coverage ratios, consolidated EBITDA and various other covenants.

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

In the first phase of our expansion plan, we have hired approximately 100 additional employees, who increased our Chippewa Falls production capacity by more than 20% from year-end 2003 levels using our existing facility footprint.  In addition, we have begun construction on an approximately 45,000 square foot expansion and have placed orders for most of the capital equipment necessary to support it.  We expect that construction of the first phase of the expansion, along with additional employee hires beyond those discussed above, will increase our Chippewa Falls’ capacity by approximately 55% from current levels.  The construction and equipment costs related to phase one are expected to be approximately $10 million.  We expect to complete construction of the first phase and reach production by the end of 2004.

The second phase of the expansion plan will allow us to increase production capacity at the Chippewa Falls facility by an additional 30%, or a total of 85%, over current capacity.  We expect to accomplish this second phase through additional staffing and the purchase of approximately $4 million in capital equipment.  The implementation of the second phase will be made as demand and market conditions warrant and can be completed within three to six months of the decision to proceed.  The decision to proceed with the second phase will be revisited on a regular basis throughout 2004 and in future periods.

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

We measure customers as those companies that have placed at least two orders in the preceeding 12-month period.  As of June 30, 2003, we had approximately 590 customers, and as of June 28, 2004, we had approximately 570 customers.  Sales to our largest 10 customers accounted for 65% of our net sales for the second fiscal quarter 2003 and 68% of our net sales for the second fiscal quarter 2004.

We sell to OEMs both directly and through EMS companies.  Sales attributable to our five largest OEM customers accounted for 52% and 53% of our net sales in the second fiscal quarter 2003 and 2004, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Second Fiscal Quarter		Two Fiscal Quarters
End Markets (1)	2003	2004	2003	2004

Networking	38.5%	42.7%	36.1%	41.3%
High-End Computing	38.2	27.9	39.6	30.7
Industrial/Medical	10.3	18.8	10.4	16.2
Computer Peripherals	7.6	4.2	8.6	5.8
Handheld/Cellular	2.1	2.8	1.9	2.6
Other	3.3	3.6	3.4	3.4
Total	100.0%	100.0%	100.0%	100.0%

(1)          Sales to EMS companies are classified by the end markets of their OEM customers.

We measure the time sensitivity of our products by tracking the quick-turn percentage of our work.  We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype and new product introduction work in addition to unexpected short-term demand from our customers.  Generally, we quote prices after we receive the design specifications and time and volume requirements from our customers.  Our quick-turn services command a premium price as compared to standard lead time prices.  Quick-turn orders represented 29% of orders in the second fiscal quarter 2003 and 22% of orders in the second fiscal quarter 2004 and 28% in the first two fiscal quarters 2003 and 23% in the first two fiscal quarters 2004.  The quick-turn percentage decreased due to the faster growth of our Chippewa Falls facility, which specializes in standard lead-time printed circuit boards, even though the absolute dollar level of quick-turn revenue increased.

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

Accounting policies where significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; realizability of deferred tax assets; and self-insured medical reserves.  A detailed description of these estimates and our policies to account for them is included in the notes to our annual report on Form 10-K/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our quick-turn business. During the fourth fiscal quarter 2003, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed.  At June 28, 2004, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets, goodwill and definite-lived intangible assets may not be recoverable.  We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. For assets held for sale, the carrying value of these assets is compared to the estimated fair value less the cost to sell them to determine if recognition of an impairment is required. In the second fiscal quarter 2004, we determined our assets held for sale were impaired and recorded a restructuring charge of $0.9 million.  If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At June 28, 2004, we have a net deferred income tax asset of $4.8 million, which is net of a valuation allowance of approximately $18.2 million.   Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could positively or negatively affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year.  If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what is already recorded, we would reverse all or a portion of valuation allowance in the period the determination is made.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

We are self-insured for group health insurance benefits provided to our employees, and we purchase insurance to protect against claims at the individual and aggregate level. The insurance carrier adjudicates and processes employee claims and is paid a fee for these services. We reimburse our insurance carrier for paid claims subject to variable monthly limitations. We estimate our exposure for claims incurred but not paid at the end of each reporting period and use historical information supplied by our insurance carrier and broker to estimate our liability for these claims. This liability is subject to a total limitation that varies based on employee enrollment and factors that are established at each annual contract renewal. Our actual claims experience may differ from our estimates.

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

Results of Operations

Second Fiscal Quarter 2004 Compared to the Second Fiscal Quarter 2003

There were 91 days in both the second fiscal quarters 2003 and 2004.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	June 30, 2003	June 28, 2004

Net sales	100.0%	100.0%
Cost of goods sold	84.3	69.0
Gross profit	15.7	31.0

Operating expenses:
Selling and marketing	6.5	5.1
General and administrative	6.7	6.2
Amortization of intangibles	0.7	0.5
Restructuring charges	—	1.4
Total operating expenses	13.9	13.2

Operating income	1.8	17.8
Other income (expense):
Interest expense	(0.4)	(0.2)
Amortization of debt issuance costs	(0.0)	(0.0)

Interest income and other, net	0.2	0.2

Income before income taxes	1.6	17.8
Income tax provision	(0.5)	(6.6)
Net income	1.1%	11.2%

Net Sales

Net sales increased $20.6 million, or 50.1%, from $41.0 million in the second fiscal quarter 2003 to $61.6 million in the second fiscal quarter 2004 due to increases in both price and production volume.  Improving prices accounted for approximately 47% of the increase in total revenue.  Prices improved due to a number of factors, including a continued strengthening of the economy in 2004 and a shift in mix to higher technology products.  We generally charge higher prices for printed circuit boards with time sensitive delivery requirements, high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards accurately.  Increased production volume accounted for approximately 53% of the increase in revenue from the second fiscal quarter 2003 to the second fiscal quarter 2004.  This volume increase resulted from higher demand from our customers.

Gross Profit

Cost of goods sold increased $7.9 million, or 22.9%, from $34.6 million for the second fiscal quarter 2003 to $42.5 million for the second fiscal quarter 2004.  Higher cost of goods sold resulted primarily from higher labor and materials costs associated with an increase in the number of printed circuit boards sold.  As a percentage of net sales, cost of goods sold decreased from 84.3% for the second fiscal quarter 2003 to 69.0% for the second fiscal quarter 2004 due to greater labor and production efficiencies, lower materials costs and improved absorption of manufacturing overhead.

As a result of the foregoing, gross profit increased $12.7 million, or 195.9%, from $6.4 million for the second fiscal quarter 2003 to $19.1 million for the second fiscal quarter 2004.  Our gross margin improved from 15.7% in the second fiscal quarter 2003 to 31.0% in the second fiscal quarter 2004.

The improvement in our gross margin was due largely to higher prices as well as greater labor efficiency, lower per-unit materials costs and increased absorption of fixed costs.  Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes.  As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases except for direct material.  However, at higher capacity utilization rates, additional employees and capital may be required.  These gains in efficiency offset the increased costs related to our shift toward more complex work characterized by higher layer count.  Our average layer count increased from 14.6 in the second fiscal quarter 2003 to 15.7 in the second fiscal quarter 2004.

Operating Expenses

Sales and marketing expenses increased $0.5 million from $2.6 million, or 6.5% of net sales, for the second fiscal quarter 2003 to $3.1 million, or 5.1% of net sales, for the second fiscal quarter 2004.   The increase in expenses resulted primarily from additional commission expense related to the increase in net sales.  The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs and a mix shift toward products that bear lower commissions.

General and administrative expenses increased $1.0 million from $2.8 million, or 6.7% of net sales, for the second fiscal quarter 2003 to $3.8 million, or 6.2% of net sales, for the second fiscal quarter 2004.  The increase in expenses resulted primarily from higher incentive compensation expense, costs related to a proposed public stock offering and an increase in the bad debt provision partially offset by lower insurance expense.   General and administrative expenses decreased as a percentage of net sales due to the relatively fixed nature of these expenses and our higher sales base.

In the second fiscal quarter 2004, we recorded a restructuring charge of $0.9 million to write down the value of our Burlington, Washington, building based on the status of negotiations to sell the building.  In July 2004, we accepted an offer from a buyer and expect the transaction to close during the fourth fiscal quarter 2004.

Income Taxes

The provision for income taxes increased from a $0.2 million provision for the second fiscal quarter 2003 to a $4.1 million provision for the second fiscal quarter 2004. The increase in the income tax provision from the second fiscal quarter 2003 to the second fiscal quarter 2004 resulted from higher pretax income.  Our effective tax rate for the second fiscal quarter 2004 was approximately 37%.  Our effective tax rate is primarily impacted by state income taxes, which vary due to the sales and profitability mix among our facilities as well as certain non-deductible items, and state income tax credits.  We record income tax expense or benefit at a rate that is based on expected results for the year.  If we determine it necessary to increase or decrease our valuation allowance against our deferred income tax assets our effective tax rate for 2004 would be impacted in the quarter that such determination was made.  If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what is already recorded, we would reverse all or a portion of valuation allowance in the period the determination is made.  As of June 28, 2004, our valuation allowance is approximately $18.2 million.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

First Two Fiscal Quarters 2004 Compared to the First Two Fiscal Quarters 2003

There were 181 and 180 days in the first two fiscal quarters 2003 and 2004, respectively.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Two Quarters Ended
	June 30, 2003	June 28, 2004

Net sales	100.0%	100.0%
Cost of goods sold	86.4	69.5
Gross profit	13.6	30.5

Operating expenses:
Selling and marketing	6.4	5.2
General and administrative	6.9	6.1
Amortization of intangibles	0.7	0.5
Restructuring charges	0.3	0.7
Total operating expenses	14.3	12.5

Operating income (loss)	(0.7)	18.0
Other income (expense):
Interest expense	(0.4)	(0.2)
Amortization of debt issuance costs	(0.1)	(0.1)
Interest income and other, net	0.2	0.2

Income (loss) before income taxes and extraordinary item	(1.0)	17.9
Income tax benefit (provision)	0.3	(6.6)
Income (loss) before extraordinary item	(0.7)	11.3
Extraordinary gain	1.0	—
Net income	0.3%	11.3%

Net Sales

Net sales increased $38.6 million, or 47.9%, from $80.7 million in the first two fiscal quarters 2003 to $119.3 million in the first two fiscal quarters 2004 due to increases in both price and production volume.  Improving prices accounted for approximately 45% of the increase in total revenue.  Prices improved due to a number of factors, including a continued strengthening of the economy in 2004, and a shift in mix to higher technology products.  We generally charge higher prices for printed circuit boards with time sensitive delivery requirements, high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards accurately.  Increased production volume accounted for approximately 55% of the increase in revenue from the first two fiscal quarters 2003 to the first two fiscal quarters 2004.  This volume increase resulted from higher demand from our customers.

Gross Profit

Cost of goods sold increased $13.2 million, or 19.0%, from $69.7 million for the first two fiscal quarters 2003 to $82.9 million for the first two fiscal quarters 2004.  Higher cost of goods sold resulted primarily from higher labor and materials costs associated with an increase in the number of printed circuit boards sold.  As a percentage of net sales, cost of goods sold decreased from 86.4% for the first two fiscal quarters 2003 to 69.5% for the first two fiscal quarters 2004 due to greater labor and production efficiencies, lower materials costs and improved absorption of manufacturing overhead.

As a result of the foregoing, gross profit increased $25.4 million, or 231.4%, from $11.0 million for the first two fiscal quarters 2003 to $36.4 million for the first two fiscal quarters 2004.  Our gross margin improved from 13.6% in the first two fiscal quarters 2003 to 30.5% in the first two fiscal quarters 2004.

The improvement in our gross margin was due largely to higher prices as well as greater labor efficiency, lower per-unit materials costs and increased absorption of fixed costs.  Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes.  As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases except for direct material.  However, at higher capacity utilization rates, additional employees and capital may be required.  These gains in efficiency helped offset the increased costs related to our shift toward more complex work characterized by higher layer count.  Our average layer count increased from 13.9 in the first two fiscal quarters 2003 to 15.2 in the first two fiscal quarters 2004.

Operating Expenses

Sales and marketing expenses increased $1.0 million from $5.2 million, or 6.4% of net sales, for the first two fiscal quarters 2003 to $6.2 million, or 5.2% of net sales, for the first two fiscal quarters 2004.   The increase in expenses resulted primarily from additional commission expense related to the increase in net sales.  The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs and a mix shift toward products that bear lower commissions.

General and administrative expenses increased $1.7 million from $5.6 million, or 6.9% of net sales, for the first two fiscal quarters 2003 to $7.3 million, or 6.1% of net sales, for the first two fiscal quarters 2004.  The increase in expenses resulted primarily from higher incentive compensation expense, an increase in the bad debt provision and costs related to a proposed public stock offering partially offset by lower insurance expense. General and administrative expenses decreased as a percentage of net sales due to the relatively fixed nature of these expenses and our higher sales base.

Restructuring charges of $0.2 million recorded in the first two fiscal quarters 2003 related primarily to severance and other exit costs associated with eliminating 45 positions at our Redmond, Washington, facility. In the first two fiscal quarters 2004, we recorded a restructuring charge of $0.9 million to write down the value of our Burlington, Washington, building based on the status of negotiations to sell the building.  In July 2004, we accepted an offer from a buyer and expect the transaction to close during the fourth fiscal quarter 2004.

Income Taxes

The provision for income taxes increased from a $0.2 million benefit for the first two fiscal quarters 2003 to a $7.9 million provision for the first two fiscal quarters 2004. The income tax benefit in the first two fiscal quarters 2003 resulted from a pretax loss before extraordinary item, and the income tax provision in the first two fiscal quarters 2004 resulted from pretax income.  Our effective tax rate for the first two fiscal quarters 2004 was approximately 37%.  Our effective tax rate is primarily impacted by state income taxes, which vary due to the sales and profitability mix among our facilities as well as certain non-deductible items, and state income tax credits.  We record income tax expense or benefit at a rate that is based on expected results for the year.  If we determine it necessary to increase or decrease our valuation allowance against our deferred income tax assets, our effective tax rate for 2004 would be impacted in the quarter that such determination was made.  If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what is already recorded, we would reverse all or a portion of valuation allowance in the period the determination is made.  As of June 28, 2004, our valuation allowance is approximately $18.2 million.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Extraordinary Gain

In the first two fiscal quarters 2003, we recorded an extraordinary gain of $0.8 million after resolving certain contingencies concerning the fair value of certain assets acquired and liabilities assumed as part of our acquisition of Advanced Circuits, including the settlement of a claim for a working capital adjustment.  See Note 8 to our Consolidated Condensed Financial Statements for a description of the extraordinary gain.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, proceeds from our public offerings and proceeds from employee exercises of stock options. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures and fund working capital requirements and acquisitions.  We anticipate that these uses will continue to be the principal demands on our cash in the future. As of June 28, 2004, we had net working capital of approximately $70.1 million compared to $52.4 million at December 31, 2003.  The increase in net working capital is primarily attributable to increases in cash and short-term investments and accounts receivable.

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

The following table provides information on future payments under the Company’s credit facility, future minimum lease payments under non-cancelable operating leases, purchase obligations and other long-term liabilities as of June 28, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$6,666	$4,444	$2,222	$—	$—
Operating leases	2,400	362	485	193	1,360
Capacity expansion purchase obligations	8,554	8,554	—	—	—
Other long-term liabilities (1)	2,607	1,470	1,137	—	—
Total contractual obligations	$20,227	$14,830	$3,844	$193	$1,360

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

Net cash provided by operating activities was $21.6 million in the first two fiscal quarters 2004, compared to $14.7 million in the first two fiscal quarters 2003.  Our operating cash flow during the first two fiscal quarters 2004 primarily reflects net income of $13.4 million, $4.7 million of depreciation and amortization, a $7.3 million decrease in deferred income taxes, a $0.9 million impairment loss, and $0.1 million of other partially offset by a net increase in working capital of $4.8 million, excluding cash and short-term investments.

Net cash used in investing activities was $11.9 million in the first two fiscal quarters 2004, compared to net cash used in investing activities of $1.8 million in the first two fiscal quarters 2003. In the first two fiscal quarters 2004, we purchased $6.4 million of property, plant and equipment and had a net increase in short-term investments of $5.5 million.

Net cash provided by financing activities was $0.1 million in the first two fiscal quarters 2004 compared to $0.2 million in the first two fiscal quarters 2003. Our financing net cash flow for the first two fiscal quarters 2004 reflects net proceeds of $1.2 million from employee stock option exercises partially offset by a $1.1 million payment on our term loan.

We have a term loan with a remaining balance of $6.6 million that is payable in equal quarterly installments through September 30, 2005. We have a committed revolving loan facility of $25.0 million with a final maturity date of September 29, 2005. We may prepay the term loan and borrow, repay and reborrow under the revolving loan facility at any time. The term loan and the revolving loan bear interest at rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the credit agreement) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement.  As of June 28, 2004, the term loan had a weighted average interest rate of 2.72%. Our borrowings under the revolving facility are subject to a borrowing base or formula that is based on our accounts receivable and inventory. As of June 28, 2004, we had no outstanding revolving loan balances and had $21.8 million of available borrowing capacity. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing.  As of June 28, 2004, we were in compliance with the covenants.

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

Seasonality

We have historically experienced some seasonality in our second and third fiscal quarters in our computer peripherals and consumer electronics products. We expect to mitigate the impact of seasonality through diversification of our customer base.

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

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity or a decline in the electronics industry could negatively impact our business, results of operations and financial condition. Our net sales declined from $129.0 million in 2001 to $89.0 million in 2002 due to these factors. While the electronics industry has seen improvements from the recent downturn, and we experienced sequential quarterly increases in our net sales during 2003 and the first two fiscal quarters 2004, this trend may not continue. A future decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets including goodwill and other intangible assets.

During periods of excess global printed circuit board manufacturing capacity, our gross margins may fall and/or we may have to incur restructuring charges if we choose to reduce the capacity of or close any of our facilities.

Due to fluctuations in demand, our facilities have operated below capacity as recently as the second quarter of 2003.  When we experience excess capacity, our sales revenues may not fully cover our fixed overhead expenses, and our gross margins will fall. In addition, we generally schedule our quick-turn production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity.  Our current expansion of our Chippewa Falls facility would exacerbate any excess capacity issues if demand for services does not increase to the levels that we anticipate.

If we conclude we have significant long-term capacity, we may decide to cancel or delay the planned second phase of our Chippewa Falls facility expansion, permanently close one or more of our facilities and lay off some of our employees.  Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs and asset impairments, as we did in the second and fourth fiscal quarters 2002 due to the restructuring and subsequent closure of our Burlington, Washington facility and in the first fiscal quarter 2003 due to the lay off of employees at our Redmond, Washington facility.

We are dependent upon a small number of OEM customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.

A small number of customers are responsible for a significant portion of our net sales.   Our five largest OEM customers accounted for approximately 26% of our net sales in 2002, approximately 52% of our net sales in 2003 and approximately 53% of our net sales in the second fiscal quarter 2004.  Our 2003 increase in customer concentration was due primarily to our acquisition of Advanced Circuits, which has a small number of large customers. If our customers fail to place orders with us at past levels, it would harm our business, results of operations and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

Our 10 largest customers accounted for approximately 42% of our net sales in 2002, approximately 64% of our net sales in 2003 and approximately 68% of our net sales in the second fiscal quarter 2004.  Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies.  Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products.  Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers.  This concentration of customers exposes us to increased credit risks.  If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions and other commodity products, which we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins may decrease as we have to pay more for our raw materials. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

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

Our sales to EMS providers increased from approximately 28% of our net sales in 2002 to approximately 61% of our net sales in 2003 and approximately 72% of our net sales in the second fiscal quarter 2004.  EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition, or the loss of existing OEM customers. In addition, some EMS providers, including several of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations and financial condition may be harmed.

If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively impacted. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.

As of June 28, 2004, our consolidated balance sheet reflected $75.4 million of goodwill and intangible assets.   We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized.  Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

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

Our future success depends to a large extent on the services of our key managerial employees. We may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. Our business also depends on our continuing ability to recruit, train and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense, and the loss of these employees could harm our business. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

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

As of June 28, 2004, we had net deferred tax assets of approximately $4.8 million.  If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations.

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

The revolving loan bears interest ranging from 1.5% to 2.5% per annum plus the applicable LIBOR or from 0.5% to 1.0% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility.  As of June 28, 2004, the term loan had an outstanding balance of $6.6 million and an interest rate of 2.72%. Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2004.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 28, 2004.  There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date we carried out our evaluation.

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

(b)                                                                                 On April 26, 2004, we filed a Current Report on Form 8-K announcing our earnings for the first fiscal quarter ended March 29, 2004.

(c)                                                                                  On May 5, 2004, we filed a Current Report on Form 8-K in connection with a presentation made at the JP Morgan Technology and Telecom Conference held on May 5, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated:	August 6, 2004	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated:	August 6, 2004	/s/ Stacey M. Peterson
Stacey M. Peterson
Chief Financial Officer and Secretary