Form 10-K/A
period 2003-12-31
TTM TECHNOLOGIES INC
filed 2004-08-20
CIK 1116942

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

EXPLANATORY NOTE

        The Registrant is amending its annual report on Form 10-K solely to revise its presentation of EBITDA to conform to the guidance in Item 10 of Regulation S-K.

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

23

	As of December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$13,995	$22,186	$29,099	$40,405	$52,352
Total assets	168,327	202,133	193,076	197,506	205,857
Long-term debt, including current maturities	140,164	43,312	32,625	10,000	7,777
Shareholders' equity	16,537	137,742	150,079	167,426	178,327
	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Supplemental Data:
EBITDA(1)	$16,827	$46,262	$32,970	$10,459	$21,057
Cash flows from operating activities	(2,227)	43,692	38,245	10,011	18,582
Cash flows from investing activities	(99,907)	(24,079)	(13,176)	(8,517)	(14,087)
Cash flows from financing activities	103,253	(11,635)	(9,873)	(7,105)	863

(1)
EBITDA means earnings before interest expense (including amortization of debt issuance costs), income taxes and depreciation and amortization. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. Our definition of EBITDA may differ from definitions used by other companies. The following is a reconciliation of net income (loss) to EBITDA for each period presented:

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Net income (loss)	$(227)	$28,072	$10,994	$1,585	$7,442
Add back items:
Income taxes	2	(5,038)	6,189	(2,278)	3,901
Interest expense	10,432	12,176	2,644	1,084	583
Amortization of debt issuance costs	755	742	41	105	97
Depreciation of property, plant and equipment	3,635	5,500	8,294	8,761	7,774
Amortization of intangibles	2,230	4,810	4,808	1,202	1,260

Total	17,054	18,190	21,976	8,874	13,615

EBITDA	$16,827	$46,262	$32,970	$10,459	$21,057

24

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.
Date: August 19, 2004	By:	/s/ STACEY M. PETERSON Stacey M. Peterson Chief Financial Officer, Secretary, (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

EXPLANATORY NOTE
SIGNATURES
Exhibit Index