Form 10-Q
period 2004-09-27
TTM TECHNOLOGIES INC
filed 2004-11-08
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2004

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒   No ☐

Number of shares of common stock, no par value, of registrant outstanding at October 27, 2004:  40,870,950

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2003 and September 27, 2004
(unaudited)
(In thousands)

	December 31, 2003	September 27, 2004
Assets
Current assets:
Cash and cash equivalents	$24,237	$42,643
Short-term investments	7,508	9,936
Accounts receivable, net of allowances of $3,734 and $4,269, respectively	28,519	37,133
Inventories, net	8,617	7,258
Prepaid expenses and other	1,129	1,031
Assets held for sale	2,308	1,400
Income taxes receivable	830	726
Deferred income taxes	1,739	1,156
Total current assets	74,887	101,283

Property, plant and equipment:
Property, plant and equipment, at cost	76,614	86,309
Less accumulated depreciation	(33,078)	(38,811)
Property, plant and equipment, net	43,536	47,498

Other assets:
Debt issuance costs, net	187	52
Deferred income taxes	10,343	155
Goodwill	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $5,424 and $6,413, respectively	12,955	11,966
Deposits and other	796	2,846
Total other assets	87,434	78,172
	$205,857	$226,953
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,444	$—
Accounts payable	7,862	10,536
Accrued salaries, wages and benefits	7,964	11,875
Other accrued expenses	1,188	1,412
Current portion of other long-term liabilities	1,077	1,375
Total current liabilities	22,535	25,198

Long-term debt, less current maturities	3,333	—
Other long-term liabilities, less current portion	1,662	624
Total long-term liabilities	4,995	624

Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized, 40,475 and 40,871 shares issued and outstanding, respectively	153,256	154,559
Retained earnings	25,106	46,587
Deferred stock-based compensation	(35)	(15)
Total shareholders’ equity	178,327	201,131
	$205,857	$226,953

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
For the Quarter and Three Quarters Ended September 29, 2003 and September 27, 2004
(unaudited)
(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	September 29, 2003	September 27, 2004	September 29, 2003	September 27, 2004

Net sales	$45,327	$62,195	$126,008	$181,486
Cost of goods sold	35,871	44,557	105,580	127,492
Gross profit	9,456	17,638	20,428	53,994
Operating expenses:
Selling and marketing	2,704	2,791	7,893	8,950
General and administrative	2,740	2,914	8,320	10,234
Amortization of intangibles	300	300	901	901
Restructuring charges	—	—	203	855
Total operating expenses	5,744	6,005	17,317	20,940
Operating income	3,712	11,633	3,111	33,054
Other income (expense):
Interest expense	(144)	(82)	(451)	(309)
Amortization of debt issuance costs	(32)	(82)	(71)	(135)
Interest income and other, net	104	191	269	399
Total other income (expense), net	(72)	27	(253)	(45)
Income before income taxes and extraordinary item	3,640	11,660	2,858	33,009
Income tax provision	(1,353)	(3,615)	(1,113)	(11,528)
Income before extraordinary item	2,287	8,045	1,745	21,481
Extraordinary gain	218	—	1,042	—
Net income	$2,505	$8,045	$2,787	$21,481

Basic earnings per share:
Income before extraordinary item	$0.06	$0.20	$0.04	$0.53
Extraordinary gain	—	—	0.03	—
Net income	$0.06	$0.20	$0.07	$0.53

Diluted earnings per share:
Income before extraordinary item	$0.06	$0.19	$0.04	$0.51
Extraordinary gain	—	—	0.03	—
Net income	$0.06	$0.19	$0.07	$0.51

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
For the Three Quarters Ended September 29, 2003 and September 27, 2004
(unaudited)
(In thousands)

	Three Quarters Ended
	September 29, 2003	September 27, 2004
Cash flows from operating activities:
Net income	$2,787	$21,481
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	(1,042)	—
Non-cash restructuring charge for impairment of building	—	855
Depreciation on property, plant and equipment	5,795	6,088
Net gain on sale of property, plant and equipment	(64)	(11)
Amortization of definite-lived intangible assets	930	989
Other	296	249
Deferred income taxes	1,084	10,771
Changes in operating assets and liabilities:
Accounts receivable, net	(6,846)	(8,614)
Inventories, net	2,390	1,359
Prepaid expenses and other	2,934	98
Income taxes receivable	5,230	104
Accounts payable	(2,514)	2,674
Accrued salaries, wages and benefits and other accrued expenses	3,823	3,345

Net cash provided by operating activities	14,803	39,388

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(4,752)	(12,127)
Purchase of intangibles	(350)	—
Proceeds from sale of property, plant and equipment	297	47
Purchase of short-term investments	—	(18,978)
Proceeds from sales and redemptions of short-term investments	—	16,550

Net cash used in investing activities	(4,805)	(14,508)

Cash flows from financing activities:
Principal payments on long-term debt	—	(7,777)
Proceeds from exercise of common stock options	934	1,303
Sale of common stock for cash, net of offering costs	1,738	—
Payment of debt issuance costs	(235)	—

Net cash provided by (used in) financing activities	2,437	(6,474)

Net increase in cash and cash equivalents	12,435	18,406
Cash and cash equivalents at beginning of period	18,879	24,237

Cash and cash equivalents at end of period	$31,314	$42,643

Supplemental cash flow information:
Cash paid for interest	$230	$178
Cash paid (refunded) for income taxes	(5,705)	734

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)

(1) Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K/A.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31.  The third quarters ended September 29, 2003 and September 27, 2004 each contained 91 days.  The three quarters ended September 29, 2003 and September 27, 2004 contained 272 and 271 days, respectively.

(2) Short-term Investments

The Company considers highly liquid investments with a maturity to the Company of more than three months and less than one year to be short-term investments.  Debt securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost.  Investments in held-to-maturity debt securities were carried at amortized cost which approximated fair market value and consist of corporate notes totaling $3,995 and $1,429, federal agency securities totaling $2,010 and $8,507, and municipal notes totaling $1,503 and $0 at December 31, 2003 and September 27, 2004, respectively.

(3) Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  Inventories as of December 31, 2003 and September 27, 2004 consist of the following:

	December 31, 2003	September 27, 2004

Raw materials	$2,076	$2,142
Work-in-process	5,412	3,930
Finished goods	1,129	1,186
	$8,617	$7,258

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

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarter and three quarters ended September 29, 2003 and September 27, 2004:

	Quarter Ended September 29, 2003			Quarter Ended September 27, 2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$2,505	39,929	$0.06	$8,045	40,851	$0.20
Effect of options		1,222			918

Diluted EPS	$2,505	41,151	$0.06	$8,045	41,769	$0.19

	Three Quarters Ended September 29, 2003			Three Quarters Ended September 27, 2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$2,787	39,849	$0.07	$21,481	40,740	$0.53
Effect of options		865			1,192

Diluted EPS	$2,787	40,714	$0.07	$21,481	41,932	$0.51

The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share.  Stock options to purchase 641 and 1,640 shares of common stock for the quarter ended September 29, 2003 and September 27, 2004, respectively, were not considered in calculating Diluted EPS because the effect would be antidilutive.  Stock options to purchase 781 and 1,040 shares of common stock for the three quarters ended September 29, 2003 and September 27, 2004, respectively, were not considered in calculating Diluted EPS because the effect would be antidilutive.

(5) Stock-based Compensation

The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by Statement of Financial Accounting Standards (“SFAS”) No. 123. Had compensation cost been determined in accordance with SFAS No. 123, the Company’s net income and earnings per share for the quarter and three quarters ended September 29, 2003 and September 27, 2004 would have been the following pro forma amounts:

	Quarter Ended
	September 29, 2003	September 27, 2004
Net income:
As reported	$2,505	$8,045
Add: Amortization of deferred compensation	90	1
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(592)	(1,127)
Pro forma	$2,003	$6,919
Basic earnings per share:
As reported	$0.06	$0.20
Pro forma	0.05	0.17
Diluted earnings per share:
As reported	$0.06	$0.19
Pro forma	0.05	0.17

	Three Quarters Ended
	September 29, 2003	September 27, 2004
Net income:
As reported	$2,787	$21,481
Add: Amortization of deferred compensation	116	20
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,788)	(3,324)
Pro forma	$1,115	$18,177
Basic earnings per share:
As reported	$0.07	$0.53
Pro forma	0.03	0.45
Diluted earnings per share:
As reported	$0.07	$0.51
Pro forma	0.03	0.44

(6) Significant Customers

The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”).  The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. The following statistics reflect sales invoiced directly to both OEM and EMS customers.

For the quarter ended September 29, 2003, two customers accounted for approximately 22% and 12% of net sales.  For the quarter ended September 27, 2004, two customers accounted for approximately 29% and 18% of net sales.  Sales to our ten largest customers were approximately 64% of net sales for the quarter ended September 29, 2003, and approximately 68% of net sales for the quarter ended September 27, 2004.  The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

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

For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due.  As of December 31, 2003, five customers in the aggregate accounted for approximately 56% of total accounts receivable.  As of September 27, 2004, five customers in the aggregate accounted for approximately 63% of total accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

(8) Acquisition of Advanced Circuits, Inc.

On December 26, 2002, the Company acquired the stock of Honeywell Advanced Circuits, Inc. (“Advanced Circuits”) from Honeywell International, Inc. (“Honeywell”).  The acquisition was accounted for under the purchase method of accounting.  The fair value of the net assets acquired exceeded the costs to purchase Advanced Circuits, resulting in negative goodwill.  In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionally to reduce the assigned values of certain acquired assets and the remaining unallocated negative goodwill was recorded as an extraordinary gain.  The Company recorded its preliminary purchase accounting allocation in the fourth fiscal quarter 2002.  During the three quarters ended September 29, 2003, the Company continued to evaluate the fair market value of assets acquired and liabilities assumed as well as certain contingencies, and recorded an additional extraordinary gain of $1,042.  The extraordinary gain was composed primarily of a working capital adjustment as defined in the purchase agreement and certain other adjustments to the fair market value of assets acquired and liabilities assumed.

(9) Restructuring Charges

During the three quarters ended September 29, 2003, a $203 restructuring charge was taken for severance and other exit charges primarily in connection with the lay off of 45 employees at the Company’s Redmond, Washington facility.  The entire $203 restructuring charge was paid in 2003.

During the fourth fiscal quarter 2002, the Company consolidated manufacturing capabilities by closing its Burlington, Washington facility to better manage and control its business.  During the second fiscal quarter 2004, the Company recorded an asset impairment of $855 to the building held for sale based upon the status of negotiations with the lessor of the related land lease to purchase the building and cancel the land lease.  On July 30, 2004, the Company entered into a definitive Purchase and Sale Agreement with the Port of Skagit County, a Washington municipal corporation (“Port”), to sell its building located in Burlington, Washington on land leased from the Port and to cancel the related lease between the Port and the Company for total consideration of $1,575, before direct selling costs of $175.  The transaction closed October 14, 2004.  The chart below shows the addition to and utilization of the remaining accrued restructuring charges, which consists of an asset impairment and other exit costs associated with the facility closure, during the three quarters ended September 27, 2004.

	Asset Impairment	Other Exit Charges	Total
Balance December 31, 2003	$—	$90	$90
Restructuring charge	855	—	855
Utilization	(855)	(90)	(945)
Balance September 27, 2004	$—	$—	$—

(10) Long-Term Debt and Other Obligations

The Company’s senior credit facility (“Credit Facility”) consists of a term loan and a $25,000 revolving loan commitment subject to a borrowing base.  The term loan was payable in equal quarterly installments with the final maturity on September 30, 2005.  This loan was paid in full during the third fiscal quarter 2004.  The revolving loan commitment expires on September 29, 2005.  Interest on the revolving loan and the term loan ranges from LIBOR plus 1.5% to 2.5%, or the Alternate Base Rate (as defined in the Credit Facility) plus 0.5% to 1.0%.  The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon the Company’s leverage ratios as defined in the agreement.  At September 27, 2004, the Company had no amounts outstanding on the term loan and no amounts outstanding on the revolving loan. The Company pays a quarterly commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount.  The term loan was, and the revolving loan is, secured by substantially all of the assets of the Company.  The Credit Facility contains certain financial and other covenants.  These covenants include capital expenditure limits, leverage and fixed charge coverage ratios, consolidated EBITDA and various other covenants.

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

In the first phase of our expansion plan, we hired approximately 100 additional employees, who increased our Chippewa Falls production capacity by more than 50% from year-end 2003 levels using our existing facility footprint.  In addition, we have begun construction on an approximately 45,000 square foot expansion and have placed orders for most of the capital equipment necessary to support it.  We expect that construction of the first phase of the expansion, along with additional employee hires beyond those discussed above, will increase our Chippewa Falls capacity by approximately 40% from current levels.  The construction and equipment costs related to phase one are expected to be approximately $10 million.  We expect to complete construction of the first phase by the end of 2004.

The second phase of the expansion plan will allow us to increase production capacity at the Chippewa Falls facility by an additional 60% over current levels.  We expect to accomplish this second phase through additional staffing and the purchase of approximately $4 million in capital equipment.  The implementation of the second phase will be made as demand and market conditions warrant and can be completed within three to six months of the decision to proceed.  The decision to proceed with the second phase will be revisited on a regular basis throughout the remainder of 2004 and in future periods.

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

We measure customers as those companies that have placed at least two orders in the preceeding 12-month period.  As of September 29, 2003, we had approximately 590 customers, and as of September 27, 2004, we had approximately 561 customers.  Sales to our ten largest customers accounted for 64% of our net sales for the third fiscal quarter 2003 and 68% of our net sales for the third fiscal quarter 2004.

We sell to OEMs both directly and through EMS companies.  Sales attributable to our five largest OEM customers accounted for 50% and 57% of our net sales in the third fiscal quarters 2003 and 2004, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Third Fiscal Quarter		Three Fiscal Quarters
End Markets (1)	2003	2004	2003	2004

Networking	41.7%	44.4%	38.1%	42.3%
High-end Computing	32.0	30.8	36.9	30.7
Industrial/Medical	13.6	13.7	11.6	15.4
Computer Peripherals	8.3	5.0	8.5	5.5
Handheld/Cellular	1.5	2.4	1.7	2.5
Other	2.9	3.7	3.2	3.6
Total	100.0%	100.0%	100.0%	100.0%

(1)                                  Sales to EMS companies are classified by the end markets of their OEM customers.

We measure the time sensitivity of our products by tracking the quick-turn percentage of our work.  We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype and new product introduction work in addition to unexpected short-term demand from our customers.  Generally, we quote prices after we receive the design specifications and time and volume requirements from our customers.  Our quick-turn services command a premium price as compared to standard lead time prices.  Quick-turn orders represented 25% of orders in the third fiscal quarter 2003 and 22% of orders in the third fiscal quarter 2004 and 27% in the first three fiscal quarters 2003 and 23% in the first three fiscal quarters 2004.  The quick-turn percentage decreased due to the faster growth of our Chippewa Falls facility, which specializes in standard lead-time printed circuit boards, even though the absolute dollar level of quick-turn revenue increased.

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

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our quick-turn business. During the fourth fiscal quarter 2003, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed.  At September 27, 2004, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets, goodwill and definite-lived intangible assets may not be recoverable.  We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At September 27, 2004, we have a net deferred income tax asset of $1.3 million, which is net of a valuation allowance of approximately $19.0 million.   Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year.  If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what is already recorded, we would reverse all or a portion of valuation allowance in the period the determination is made.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

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

Results of Operations

Third Fiscal Quarter 2004 Compared to the Third Fiscal Quarter 2003

There were 91 days in both the third fiscal quarters 2003 and 2004.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	September 29, 2003	September 27, 2004

Net sales	100.0%	100.0%
Cost of goods sold	79.1	71.6
Gross profit	20.9	28.4

Operating expenses:
Selling and marketing	6.0	4.5
General and administrative	6.0	4.7
Amortization of intangibles	0.7	0.5
Total operating expenses	12.7	9.7

Operating income	8.2	18.7
Other income (expense):
Interest expense	(0.3)	(0.1)
Amortization of debt issuance costs	(0.1)	(0.2)
Interest income and other, net	0.2	0.3

Income before income taxes and extraordinary item	8.0	18.7
Income tax provision	(3.0)	(5.8)
Income before extraordinary item	5.0	12.9
Extraordinary gain	0.5	—
Net income	5.5%	12.9%

Net Sales

Net sales increased $16.9 million, or 37.2%, from $45.3 million in the third fiscal quarter 2003 to $62.2 million in the third fiscal quarter 2004 due to increases in both price and production volume.  Improving prices accounted for approximately 62% of the increase in total revenue.  Prices improved due to a number of factors, including a continued strengthening of the economy in 2004 and a shift in mix to higher technology products.  We generally charge higher prices for printed circuit boards with time-sensitive delivery requirements, high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards.  Increased production volume accounted for approximately 38% of the increase in revenue from the third fiscal quarter 2003 to the third fiscal quarter 2004.  This volume increase resulted from higher demand from our customers.

Gross Profit

Cost of goods sold increased $8.7 million, or 24.2%, from $35.9 million for the third fiscal quarter 2003 to $44.6 million for the third fiscal quarter 2004.  Higher cost of goods sold resulted primarily from higher labor and materials costs associated with an increase in the number of printed circuit boards sold.  As a percentage of net sales, cost of goods sold decreased from 79.1% for the third fiscal quarter 2003 to 71.6% for the third fiscal quarter 2004 due to greater labor and production efficiencies and improved absorption of manufacturing overhead.

As a result of the foregoing, gross profit increased $8.2 million, or 86.5%, from $9.5 million for the third fiscal quarter 2003 to $17.6 million for the third fiscal quarter 2004.  Our gross margin improved from 20.9% in the third fiscal quarter 2003 to 28.4% in the third fiscal quarter 2004.

The improvement in our gross margin was due largely to higher sales prices as well as greater labor efficiency and increased absorption of fixed costs.  Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes.  As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases except for direct materials.  However, at higher capacity utilization rates, additional employees and capital may be required.  These gains in efficiency offset the increased costs related to our shift toward more complex work characterized by higher layer count.  Our average layer count increased from 14.5 in the third fiscal quarter 2003 to 16.3 in the third fiscal quarter 2004.

Operating Expenses

Sales and marketing expenses increased $0.1 million from $2.7 million, or 6.0% of net sales, for the third fiscal quarter 2003 to $2.8 million, or 4.5% of net sales, for the third fiscal quarter 2004.   The increase in expenses resulted primarily from additional commission expense related to the increase in net sales.  The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs and a mix shift toward products that bear lower commissions.

General and administrative expenses increased $0.2 million from $2.7 million, or 6.0% of net sales, for the third fiscal quarter 2003 to $2.9 million, or 4.7% of net sales, for the third fiscal quarter 2004.  The increase in expenses resulted primarily from higher accounting and consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act, partially offset by lower insurance expense.  General and administrative expenses decreased as a percentage of net sales due to the relatively fixed nature of these expenses and our higher sales base.

Income Taxes

The provision for income taxes increased from a $1.4 million provision for the third fiscal quarter 2003 to a $3.6 million provision for the third fiscal quarter 2004. The increase in the income tax provision from the third fiscal quarter 2003 to the third fiscal quarter 2004 resulted primarily from higher pretax income and was partially offset by an adjustment in our estimate of the 2004 effective tax rate from 37.0% to 35.5%.  Our effective tax rate is primarily impacted by state income taxes, which vary due to the sales and profitability mix among our facilities, as well as utilization of the federal extraterritorial income exclusion, state income tax credits and certain non-deductible items.  We record income tax expense or benefit at a rate that is based on expected results for the year.  If we determine it is necessary to increase or decrease our valuation allowance against our deferred income tax assets, our effective tax rate for 2004 would be impacted in the quarter in which such a determination was made.  If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what is already recorded, we would reverse all or a portion of the valuation allowance in the period in which the determination is made.  As of September 27, 2004, our valuation allowance was approximately $19.0 million.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

First Three Fiscal Quarters 2004 Compared to the First Three Fiscal Quarters 2003

There were 272 and 271 days in the first three fiscal quarters 2003 and 2004, respectively.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Quarters Ended
	September 29, 2003	September 27, 2004

Net sales	100.0%	100.0%
Cost of goods sold	83.8	70.2
Gross profit	16.2	29.8

Operating expenses:
Selling and marketing	6.3	4.9
General and administrative	6.6	5.7
Amortization of intangibles	0.7	0.5
Restructuring charges	0.1	0.5
Total operating expenses	13.7	11.6

Operating income	2.5	18.2
Other income (expense):
Interest expense	(0.3)	(0.1)
Amortization of debt issuance costs	(0.1)	(0.1)
Interest income and other, net	0.2	0.2

Income before income taxes and extraordinary item	2.3	18.2
Income tax provision	(0.9)	(6.4)
Income before extraordinary item	1.4	11.8
Extraordinary gain	0.8	—
Net income	2.2%	11.8%

Net Sales

Net sales increased $55.5 million, or 44.0%, from $126.0 million in the first three fiscal quarters 2003 to $181.5 million in the first three fiscal quarters 2004 due to increases in both price and production volume.  Improving prices accounted for approximately 50% of the increase in total revenue.  Prices improved due to a number of factors, including a continued strengthening of the economy in 2004 and a shift in mix to higher technology products.  We generally charge higher prices for printed circuit boards with time-sensitive delivery requirements, high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards.  Increased production volume accounted for approximately 50% of the increase in revenue from the first three fiscal quarters 2003 to the first three fiscal quarters 2004.  This volume increase resulted from higher demand from our customers.

Gross Profit

Cost of goods sold increased $21.9 million, or 20.8%, from $105.6 million for the first three fiscal quarters 2003 to $127.5 million for the first three fiscal quarters 2004.  Higher cost of goods sold resulted primarily from higher labor and materials costs associated with an increase in the number of printed circuit boards sold.  As a percentage of net sales, cost of goods sold decreased from 83.8% for the first three fiscal quarters 2003 to 70.2% for the first three fiscal quarters 2004 due to greater labor and production efficiencies, lower materials costs and improved absorption of manufacturing overhead.

As a result of the foregoing, gross profit increased $33.6 million, or 164.3%, from $20.4 million for the first three fiscal quarters 2003 to $54.0 million for the first three fiscal quarters 2004.  Our gross margin improved from 16.2% in the first three fiscal quarters 2003 to 29.8% in the first three fiscal quarters 2004.

The improvement in our gross margin was due largely to higher sales prices as well as greater labor efficiency, lower per-unit materials costs and increased absorption of fixed costs.  Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes.  As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases except for direct materials.  However, at higher capacity utilization rates, additional employees and capital may be required.  These gains in efficiency helped offset the increased costs related to our shift toward more complex work characterized by higher layer count.  Our average layer count increased from 14.2 in the first three fiscal quarters 2003 to 15.6 in the first three fiscal quarters 2004.

Operating Expenses

Sales and marketing expenses increased $1.1 million from $7.9 million, or 6.3% of net sales, for the first three fiscal quarters 2003 to $9.0 million, or 4.9% of net sales, for the first three fiscal quarters 2004.   The increase in expenses resulted primarily from additional commission expense related to the increase in net sales.  The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs and a mix shift toward products that bear lower commissions.

General and administrative expenses increased $1.9 million from $8.3 million, or 6.6% of net sales, for the first three fiscal quarters 2003 to $10.2 million, or 5.7% of net sales, for the first three fiscal quarters 2004.  The increase in expenses resulted primarily from higher incentive compensation expense, an increase in the bad debt provision, costs related to a proposed public stock offering and higher accounting and consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act, partially offset by lower insurance expense. General and administrative expenses decreased as a percentage of net sales due to the relatively fixed nature of these expenses and our higher sales base.

Restructuring charges of $0.2 million recorded in the first three fiscal quarters 2003 related primarily to severance and other exit costs associated with eliminating 45 positions at our Redmond, Washington, facility. In the first three fiscal quarters 2004, we recorded a restructuring charge of $0.9 million to write down the value of our Burlington, Washington, building based on the status of negotiations to sell the building.  In October 2004, we completed the sale of the building.

Income Taxes

The provision for income taxes increased from a $1.1 million provision for the first three fiscal quarters 2003 to an $11.5 million provision for the first three fiscal quarters 2004. The increase in the income tax provision resulted primarily from higher pretax income and was partially offset by an adjustment in our estimate of the 2004 effective tax rate from 37.0% to 35.5%. Our effective tax rate is primarily impacted by state income taxes, which vary due to the sales and profitability mix among our facilities, as well as utilization of the federal extraterritorial income exclusion, state income tax credits and certain non-deductible items.  We record income tax expense or benefit at a rate that is based on expected results for the year.  If we determine that it is necessary to increase or decrease our valuation allowance against our deferred income tax assets, our effective tax rate for 2004 will be impacted in the quarter that such a determination is made.  If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what already is recorded, we would reverse all or a portion of the valuation allowance in the period the determination is made.  As of September 27, 2004, our valuation allowance was approximately $19.0 million.  If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Extraordinary Gain

In the first three fiscal quarters 2003, we recorded an extraordinary gain of $1.0 million after resolving certain contingencies concerning the fair value of certain assets acquired and liabilities assumed as part of our acquisition of Advanced Circuits, including the settlement of a claim for a working capital adjustment.  See Note 8 to our Consolidated Condensed Financial Statements for a description of the extraordinary gain.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, proceeds from our public offerings and proceeds from employee exercises of stock options. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures and fund working capital requirements and acquisitions.  We anticipate that these uses will continue to be the principal demands on our cash in the future. As of September 27, 2004, we had net working capital of approximately $76.1 million compared to $52.4 million at December 31, 2003.  The increase in net working capital is primarily attributable to increases in cash and short-term investments and accounts receivable.

Our 2004 capital plan is expected to total approximately $20 million and reflects capacity expansion at all three of our facilities.  The capital plan includes $10 million for the first phase of our planned Chippewa Falls facility expansion.  In addition to this planned expansion, our capital plan for 2004 includes $10 million that primarily will fund capital equipment purchases to increase capacity and expand our technological capabilities throughout our facilities.  The second phase of our Chippewa Falls capacity expansion, not currently included in the 2004 capital plan, would cost approximately $4 million and would be made as demand and market conditions warrant.  This second phase could be completed within three to six months of determining to proceed and will be revisited on a regular basis throughout the remainder of 2004 and in future periods.

The following table provides information on future payments under the Company’s credit facility, future minimum lease payments under non-cancelable operating leases, purchase obligations and other long-term liabilities as of September 27, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	554	276	269	9	—
Capacity expansion purchase obligations	5,814	5,814	—	—	—
Other long-term liabilities (1)	2,299	1,417	882	—	—
Total contractual obligations	$8,667	$7,507	$1,151	$9	$—

(1)          Our balance sheet reflects these other long-term liabilities at their net present value.

Based on our current level of operations, we believe that cash generated from operations, available cash and short-term investments and amounts available under our senior credit facility will be adequate to meet our currently anticipated capital expenditures and working capital needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are for contractual obligations and for the possible second phase of our planned Chippewa Falls expansion described above.

Net cash provided by operating activities was $39.4 million in the first three fiscal quarters 2004, compared to $14.8 million in the first three fiscal quarters 2003.  Our operating cash flow during the first three fiscal quarters 2004 primarily reflects net income of $21.5 million, a $10.8 million decrease in deferred income taxes, $7.1 million of depreciation and amortization, a $0.9 million impairment loss and $0.2 million of other partially offset by a net increase in working capital of $1.1 million, excluding cash and short-term investments.

Net cash used in investing activities was $14.5 million in the first three fiscal quarters 2004, compared to net cash used in investing activities of $4.8 million in the first three fiscal quarters 2003. In the first three fiscal quarters 2004, we purchased $12.1 million of property, plant and equipment and had a net increase in short-term investments of $2.4 million.

Net cash used in financing activities was $6.5 million in the first three fiscal quarters 2004 compared to net cash provided by financing activities of $2.4 million in the first three fiscal quarters 2003. Our financing net cash used in the first three fiscal quarters 2004 reflects $7.8 million in payments on our term loan, partially offset by net proceeds of $1.3 million from employee stock option exercises.

We have a committed revolving loan facility of $25.0 million with a final maturity date of September 29, 2005. We may borrow, repay and reborrow under the revolving loan facility at any time. The revolving loan bears interest at rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the credit agreement) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement. Our borrowings under the revolving facility are subject to a borrowing base or formula that is based on our accounts receivable and inventory. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing. As of September 27, 2004, we were in compliance with the covenants.

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

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively impacted by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity or a decline in the electronics industry could negatively impact our business, results of operations and financial condition. Our net sales declined from $129.0 million in 2001 to $89.0 million in 2002 due to these factors. While the electronics industry has seen improvements from the recent downturn, and we experienced sequential quarterly increases in our net sales from $39.6 million in the first fiscal quarter 2003 to $62.2 million in the third fiscal quarter 2004, this trend may not continue. Management is estimating net sales between $58 million and $62 million for the fourth fiscal quarter 2004. A decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets including goodwill and other intangible assets.

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

A small number of customers are responsible for a significant portion of our net sales.   Our five largest OEM customers accounted for approximately 26% of our net sales in 2002, approximately 52% of our net sales in 2003 and approximately 57% of our net sales in the third fiscal quarter 2004.  Our 2003 increase in customer concentration was due primarily to our acquisition of Advanced Circuits, which has a small number of large customers. If our customers fail to place orders with us at past levels, it would harm our business, results of operations and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

Our 10 largest customers accounted for approximately 42% of our net sales in 2002, approximately 64% of our net sales in 2003 and approximately 68% of our net sales in the third fiscal quarter 2004.  Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies.  Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products.  Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers.  This concentration of customers exposes us to increased credit risks.  If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions and other commodity products, which we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins may decrease as we have to pay more for our raw materials. For example, during the third fiscal quarter 2004, the price of laminate, a critical raw material for our printed circuit boards, has increased due to growing demand. This will impact our operating results in the fourth fiscal quarter 2004. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

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

Our sales to EMS providers increased from approximately 28% of our net sales in 2002 to approximately 61% of our net sales in 2003 and approximately 76% of our net sales in the third fiscal quarter 2004.  EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition, or the loss of existing OEM customers. In addition, some EMS providers, including several of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base may shrink, and our business and net sales may decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations and financial condition may be harmed.

If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively impacted. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.

As of September 27, 2004, our consolidated balance sheet reflected $75.1 million of goodwill and intangible assets.   We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized.  Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

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

As of September 27, 2004, we had net deferred tax assets of approximately $1.3 million.  If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations.

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

The revolving loan bears interest ranging from 1.5% to 2.5% per annum plus the applicable LIBOR or from 0.5% to 1.0% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility.  As of September 27, 2004, the term loan had no outstanding balance remaining, and no draws had been made on the revolving credit facility.  Therefore, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2004.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 27, 2004.  There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date we carried out our evaluation.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.                                   Defaults Upon Senior Securities

Not Applicable

Item 4.                                   Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.                                   Other Information

Not Applicable

Item 6.                                   Exhibits

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated:	November 8, 2004	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated:	November 8, 2004	/s/ Stacey M. Peterson
Stacey M. Peterson
Chief Financial Officer and Secretary