Form 10-K
period 2004-12-31
TTM TECHNOLOGIES INC
filed 2005-03-16
CIK 1116942

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☒    No ☐

The aggregate market value of Common Stock held by nonaffiliates of the registrant (36,367,129) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on June 28, 2004, was $443,678,974. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 9, 2005, there were outstanding 41,122,174 shares of the registrant’s Common Stock, no par value.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1. BUSINESS

Overview

We are a one-stop provider of time-critical and technologically complex printed circuit boards, which serve as the foundation of sophisticated electronic products. We serve high-end commercial markets—including networking/communications infrastructure, high-end computing and industrial/medical—which are characterized by high levels of complexity, short product life cycles and moderate production volumes. Our customers include original equipment manufacturers, or OEMs, and electronic manufacturing services, or EMS, companies.

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

According to Prismark Partners LLC, the worldwide market for printed circuit boards was approximately $36.5 billion in 2004  with North America producing 15.6%, or $5.7 billion. As a result of consolidation and the slowdown in the electronics industry in 2001 and 2002, many manufacturing facilities were closed, reducing North American printed circuit board manufacturing capacity by as much as 40%. This capacity reduction combined with improved market demand led to higher capacity utilization across the industry in 2003 and 2004. Management believes this situation provides significant opportunities for well-capitalized manufacturers that have advanced technological capabilities.

We see several trends for the printed circuit board manufacturing industry. These include:

Short electronic product life cycles.   Continual advances in technology have shortened the life cycles of complex electronic products, placing greater pressure on OEMs to quickly bring new products to market. The accelerated time-to-market and ramp-to-volume needs of OEMs of high-end commercial equipment create opportunities for printed circuit board manufacturers that can offer engineering support in the prototype stage and manufacturing scalability throughout the production life cycle.

Increasing complexity of electronic products.   OEMs are continually designing higher performance electronic products, which require technologically complex printed circuit boards that can accommodate higher speeds and component densities. These complex printed circuit boards often require very high layer counts, advanced manufacturing processes, and high-mix production capabilities, which involve processing small lots, generally up to several hundred printed circuit boards, in a flexible manufacturing environment. OEMs are increasingly relying upon larger printed circuit board manufacturers, who possess the financial resources necessary to invest in advanced manufacturing process technologies and sophisticated engineering staff, often to the exclusion of smaller printed circuit board manufacturers that do not possess such technology or resources.

Increasing competition from Asian manufacturers.   In recent years, many electronics manufacturers have moved their production to Asia to take advantage of its exceptionally large, low-cost labor pool. This is particularly true for consumer electronics producers that utilize commodity-type printed circuit boards with low layer counts and complexity. These less sophisticated printed circuit boards are generally mass produced and have experienced significant pricing pressures from Asian manufacturers. Printed circuit boards requiring complex technologies, advanced manufacturing processes, quick turnaround times or high-mix production are subject to less foreign competition. In addition, many of the unique challenges involved in successfully designing and manufacturing highly complex printed circuit boards—and the ongoing capital investment required to maintain state-of-the-art capabilities—have effectively served as barriers to entry in these high-mix and high-complexity segments of the domestic printed circuit board industry.

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

The TTM Solution

We manufacture printed circuit boards that satisfy all stages of an electronic product’s life cycle—from prototype to volume production. Key aspects of our solution include:

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

•        Strong process and technology expertise.   We deliver time-critical and highly complex manufacturing services through our advanced manufacturing processes and technology expertise. We regularly manufacture printed circuit boards with up to 36 layers. For 2004, approximately 69% of our gross sales involved the manufacture of printed circuit boards with at least 12 layers and 39% involved printed circuit boards with at least 20 layers.

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

•        Prototype production.   In the design, testing and launch phase of a new electronic product’s life cycle, our customers typically require limited quantities of printed circuit boards in a very short period of time. We satisfy this need by manufacturing prototype printed circuit boards in small quantities of up to 50 boards per order, with delivery times ranging from as little as 24 hours to 10 days.

•        Ramp-to-volume production.   After a product has successfully completed the prototype phase, our customers introduce the product to the market and require larger quantities of printed circuit boards in a short period of time. This transition stage between low-volume prototype production and volume production is known as ramp-to-volume. Our ramp-to-volume services typically include manufacturing up to a few hundred printed circuit boards per order with delivery times ranging from five to 15 days.

For the years ended December 31, 2003 and 2004, orders with delivery requirements of 10 days or less represented 27% and 23% of our gross sales, respectively. Quick-turn orders decreased as a percentage of our gross sales in 2004 due to higher growth in our standard lead-time products.

Standard delivery

Our standard delivery time services focus on the high-mix and complex technology requirements of our customers, with delivery times typically ranging from four to six weeks. Our high technology expertise is evidenced by our ability to regularly produce complex printed circuit boards with up to 36 layers in commercial volumes. In 2004, our average layer count increased to 15.6, from 14.3 in 2003, due to our ongoing strategy to move up the technology curve. In addition, many of our lower layer-count circuit boards are complex as a result of the incorporation of other technologically advanced features, including high performance materials and extremely fine geometries and tolerances. Although we provide standard delivery time services to all customers, including large OEMs, for high-end commercial applications, we do not target our standard delivery time services to high-volume, consumer electronics applications such as cellular telephones, personal computers, hand-held devices, and automotive products.

Recent Expansion

In response to increased customer demand and higher capacity utilization rates, in February 2004, our board of directors approved a plan to significantly expand production capacity at our Chippewa Falls, Wisconsin facility. Chippewa Falls is our largest facility and serves the high-end, complex technology needs of some of our largest and most sophisticated commercial customers. The plan included a two-phase expansion, enabling us to incrementally match our capital expenditures with demand and market conditions. Together, the two phases of the plan represent an 85% increase in production capacity. All capacity increases described in phases one and two, below, represent cumulative increases from capacity levels as of the first quarter of 2004.

At year end 2004, we completed phase one, which featured the construction of a 47,000 square foot addition and the purchase of capital equipment. The expansion increased physical capacity by approximately 55%, at a capital cost of roughly $10 million. While we realized approximately half of this capacity expansion in the second half of 2004, we expect to add employees and realize the remaining capacity over the course of 2005, as necessary, based on demand.

The second phase of the expansion plan will allow us to increase production capacity at the Chippewa Falls facility by an additional 30%, or a total of 85%, over first quarter 2004 capacity levels. We expect to accomplish this second phase through additional staffing and the purchase of approximately $4 million in capital equipment. We will proceed with phase two as warranted, based on demand and market conditions.  Once we have decided to proceed, phase two can be completed within three to six months.

We believe that our ability to expand at our existing facilities allows us to efficiently grow without having to qualify customers for, and develop management infrastructure at, a new facility. We reviewed numerous alternatives to meet our customers’ needs and believe that this expansion plan provides us with a significant opportunity for growth with relatively limited risk. However, if our customers’ demand for our services does not increase to anticipated levels, we may decide to scale back or delay our implementation of phase two of the expansion.

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

Expanding our presence in targeted markets through internal initiatives and selective acquisitions.   We actively target technologies and business opportunities that enhance our competitive position in selected markets. Our 2002 acquisition of Advanced Circuits exemplifies our ability to successfully expand our complex technology and advanced materials expertise. We intend to pursue high-end commercial customers that demand flexible and advanced manufacturing processes, expertise with high-performance specialty materials, and other high-mix and complex technologies. In addition, we regularly evaluate and pursue internal initiatives aimed at adding new customers and better serving existing customers within our markets. As an example, in response to increased customer demand and higher capacity utilization rates at Chippewa Falls, we have embarked on an expansion plan that expands production capacity by 85% over first quarter 2004 levels, when fully implemented.

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

To manufacture printed circuit boards, we generally receive circuit designs directly from our customers in the form of computer data files, which we review to ensure data accuracy and product manufacturability. Processing these computer files with computer aided design (CAD) technology we generate images of the circuit patterns that we then physically develop on individual layers, using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuits, called traces, which are separated by insulating material. A finished multilayer circuit board laminates together a number of layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes, called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer-count printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we employ clean rooms in certain manufacturing processes where tiny particles might otherwise create defects on the circuit patterns. We also use automated optical inspection systems to ensure consistent quality.

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce printed circuit boards with the following characteristics:

•        High layer count.   Manufacturing printed circuit boards with higher numbers of layers is difficult to accomplish due to the greater number of processes and registration systems required. We regularly manufacture printed circuit boards with up to 36 layers on a quick-turn and volume basis. For 2004, approximately 69% of our gross sales involved the manufacture of printed circuit boards with at least 12 layers, compared with 63% in 2003. Printed circuit boards with at least 20 layers represented 39% of gross sales in 2004, up from 29% in 2003.

•        Blind and buried vias.   Vias are drilled holes which provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to an inner layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias.

•        Embedded passives.   Embedded passive technology involves embedding either the capacitive or resistive elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board and thereby leaves more surface area for active components. Use of this technology results in greater design flexibility and products with higher component density and increased functionality.

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

•        Advanced hole fill process.   Our advanced hole fill processes provide designers the opportunity to increase the density of component placements by reducing the surface area required to place many types of components. In traditional design, components are routed from their surface interfaces through via connections in order to access power and ground connections and the internal circuitry used to connect to other discrete components. Our advanced hole fill processes provide a method to allow for vias to be placed inside their respective surface mount pads by filling the vias with a thermoset epoxy and plating flat copper surface mount pads directly over the filled hole.

•        Advanced materials.   We manufacture circuit boards using a wide variety of advanced insulating materials. These high-performance materials offer electrical, thermal, and long-term reliability advantages over conventional materials but are more difficult to manufacture. We are certified by Underwriters Laboratories to manufacture printed circuit boards using many types and combinations of these specialty materials. This wide offering allows us to manufacture complex boards for niche and high-end commercial markets.

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the networking/communications, industrial/medical, and high-end computing segments of the electronics industry. We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2003, we had approximately 600 customers, and approximately 560 customers as of December 31, 2004.

Our significant customers include:

Networking/Communications	High-end Computing	Computer Peripherals
Cisco Systems Force 10 Networks Juniper Networks Nortel Networks Viasat	Hewlett-Packard IBM Intel Unisys	Micron Technology Smart Modular
Industrial/Medical	EMS Companies	Other
Agilent Technologies Cognex Credence General Electric Lecroy National Instruments	Acbel Polytech Inc Benchmark Electronics Celestica Jabil Circuit MC Assembly Plexus Solectron	ITT Matsushita Avionics Systems Raytheon Rockwell Collins
Handheld/Cellular
Motorola Sony Ericsson Thales

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2002	2003	2004
Networking/Communications	30.6%	39.2%	42.8%
High-end Computing	14.8	34.8	30.7
Industrial/Medical	25.9	11.9	14.5
Computer Peripherals	20.4	8.9	5.5
Handheld/Cellular	3.0	2.1	2.6
Other	5.3	3.1	3.9
Total	100.0%	100.0%	100.0%

(1)          Sales to EMS companies are classified by the end markets of their OEM customers.

Sales attributable to our five largest OEM customers, which can vary from year to year, accounted for 51.6% of our net sales in 2003 and 54.1% of our net sales in 2004. Our five largest OEM customers in 2004 were Cisco Systems, Hewlett-Packard, IBM, Juniper Networks, and Sun Microsystems. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 61% and 72% of our sales in 2003 and 2004, respectively. Although our contractual relationship is with the EMS company, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers, which allow us to be awarded additional discretionary orders. Our five largest EMS customers in 2004 were Benchmark Electronics, Celestica, Jabil Circuit, Plexus and Solectron. Sales to Solectron and Celestica accounted for 29.2% and 17.3%, respectively, of our net sales in 2004.

During 2004, approximately 69% of our net sales were to customers in the United States, 10% were to Malaysia, 8% were to Italy, 5% were to Canada, and the remainder primarily was to other European and Asian countries. In 2003, approximately 72% of our net sales were in the United States, 11% in Malaysia, 8% in Italy, 5% in Canada, and the remainder primarily in other European and Asian countries.

Our marketing strategy focuses on building long-term relationships with our customers’ engineering and new product introduction personnel early in the product development phase. As the product moves from the prototype stage through ramp-to-volume and volume production, we shift our focus to the customers’ procurement departments in order to capture sales at each point in the product’s life cycle.

Our staff of engineers, sales support personnel, and managers assist our sales representatives in advising customers with respect to manufacturing feasibility, design review, and technology limits through direct communication and visits. We combine our sales efforts with customer service at each facility to better serve our customers. Each customer is typically assigned one salesperson for all services across all facilities, in order to establish individual accountability for each client. Our sales force is comprised of a core group of direct salespeople, who generate the majority of our sales. This group is complemented by a large-force of commission-based, independent representatives who produce the majority of our new business activity.

Our international footprint includes inventory hubs in Italy, Scotland, Canada, and Malaysia, and a sales presence in Scotland, England, and Singapore. We believe our international reach enables us to access new customers and allows us to better serve existing customers.

Suppliers

The primary raw materials that we use include copper-clad layers of fiberglass of varying thicknesses, impregnated with bonding materials; chemical solutions such as copper and gold for plating operations; photographic film; carbide drill bits; and plastic for testing fixtures.

We use just-in-time procurement practices to maintain our raw materials inventory at low levels and work closely with our suppliers to obtain technologically advanced raw materials. Although we have preferred suppliers for some raw materials, most of our raw materials are generally readily available in the open market from numerous other potential suppliers. In addition, we periodically seek alternative supply sources to ensure that we are receiving competitive pricing and service. In 2004, in response to laminate price increases, we reallocated orders among our suppliers in order to secure the best available pricing. Adequate amounts of all raw materials have been available in the past, and we believe this availability will continue into the foreseeable future.

Competition

Despite industry consolidation, the printed circuit board industry is fragmented and characterized by intense competition. Our principal competitors include DDi, Endicott Interconnect Technologies, Merix, Sanmina-SCI and Tyco.

We believe we compete favorably, based on the following competitive factors:

•        ability to offer one-stop manufacturing capabilities;

•        three specialized and integrated manufacturing facilities;

•        ability to offer time-to-market capabilities;

•        capability and flexibility to produce technologically complex products;

•        flexibility to manufacture high-mix products;

•        consistent high-quality product; and

•        outstanding customer service.

In addition, we believe our continuous evaluation and early adoption of new manufacturing and production technologies give us a competitive advantage. We believe that our ability to manufacture printed circuit boards using advanced technologies such as blind and buried vias, larger panel size, sequential lamination, and smaller traces and spaces provides us with a competitive advantage over manufacturers that do not possess these technological capabilities. We believe these advanced manufacturing and production technologies are increasingly replacing and making obsolete the older technologies. Our future success will depend in large part on our ability to maintain and enhance our manufacturing capabilities and production technologies.

Backlog

Although we obtain firm purchase orders from our customers, they typically do not make firm orders for delivery of products more than 30 to 60 days in advance. In addition, orders may be rescheduled or canceled, and the products in the markets which we serve are characterized by increasingly short product life cycles. Therefore, we believe that backlog information is not material to an understanding of our business.

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

Governmental Regulation

Our operations are subject to federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

•        the Occupational Safety and Health Administration, pertaining to health and safety in the workplace;

•        the Environmental Protection Agency, pertaining to the use, storage, discharge, and disposal of hazardous chemicals used in the manufacturing processes; and

•        corresponding state, county, and city agencies.

To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur substantial additional expenditures.

Employees

As of January 31, 2005, we had 1,733 employees, none of whom were represented by unions. Of these employees, 1,624 were involved in manufacturing and engineering, 49 worked in sales and marketing, and 60 worked in accounting, systems and other support capacities. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees.

Management

The following table, together with the accompanying text, presents certain information as of February 15, 2005, with respect to each of our executive officers.

Name	Age	Position(s) Held With the Company
Kenton K. Alder	55	Chief Executive Officer, President and Director
Stacey M. Peterson	41	Sr. Vice President, Chief Financial Officer and Secretary
O. Clay Swain	41	Sr. Vice President—Sales and Marketing
Shane S. Whiteside	39	Sr. Vice President and Chief Operating Officer

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

Availability of Reports Filed with the Securities and Exchange Commission

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, and amendments to those reports are available without charge on our website, http://www.ttmtech.com/ir/sec filings, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge by (i) telephonic request by calling our Investor Relations Department at (714) 241-0303, (ii) e-mail request to investor@ttmtech.com, or (iii) a written request to TTM Technologies, Inc., Attention: Investor Relations, 2630 South Harbor Blvd., Santa Ana, CA 92704.

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

Risks Related to Our Company

We are heavily dependent upon the worldwide electronics industry, which suffered a significant downturn in demand in 2001 and 2002, resulting in excess manufacturing capacity, increased price competition and slower-moving inventories. This global slowdown decreased demand for our manufacturing services and lowered our sales and gross margins.

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively affected by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity, or a decline in the electronics industry could negatively affect our business, results of operations, and financial condition. Our net sales declined from $129.0 million in 2001 to $89.0 million in 2002, due to these factors. The electronics industry has seen improvements from the recent downturn, and we experienced sequential quarterly increases in our net sales from $39.6 million in the first fiscal quarter 2003 to $62.2 million in the third fiscal quarter 2004. For the fourth fiscal quarter 2004 our net sales declined to $59.2 million. A decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.

During periods of excess global printed circuit board manufacturing capacity, our gross margins may fall and/or we may have to incur restructuring charges if we choose to reduce the capacity of or close any of our facilities.

When we experience excess capacity, our sales revenues may not fully cover our fixed overhead expenses, and our gross margins will fall. In addition, we generally schedule our quick-turn production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity. Our recent expansion of our Chippewa Falls facility would exacerbate any excess capacity issues if demand for services does not increase to the levels that we anticipate.

If we conclude we have significant, long-term excess capacity, we may decide to cancel or delay the planned second phase of our Chippewa Falls facility expansion, permanently close one or more of our facilities, and lay off some of our employees. Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs, and asset impairments, as we did due to the closure of our Burlington, Washington, facility in 2002 and the subsequent sale of the facility in 2004 and the lay off of employees at our Redmond, Washington, facility in 2003.

We are dependent upon a small number of OEM customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.

A small number of customers are responsible for a significant portion of our net sales.  Our five largest OEM customers accounted for approximately 52% of our net sales in 2003, and approximately 54% of our net sales in 2004.  If our customers fail to place orders with us at past levels, it would harm our business, results of operations, and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

We compete against manufacturers in Asia, where production costs are lower. These competitors may gain market share in our key market segments, which may have an adverse effect on the pricing of our products.

We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower-cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market. We do not have offshore facilities in lower-cost locations such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their capacity with advanced equipment to produce higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share, which may force us to lower our prices, reducing our gross margins.

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

Our 10 largest customers accounted for approximately 64% of our net sales in 2003, and approximately 65% of our net sales in 2004. Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. Our foreign sales are denominated in U.S. dollars, and are typically on the same “open credit” basis and terms described above. Our foreign receivables are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

We have expanded our operations through acquisitions, and we may have trouble integrating acquisitions. Acquisitions involve numerous risks.

As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our existing business. We currently have no commitments or agreements to acquire any business. Our existing credit facility restricts our ability to acquire the assets or business of other companies and, accordingly, will require us to obtain the consent of our lenders and could require us to pay significant fees, become subject to reduced liquidity, or become subject to additional or more restrictive covenants in order to consummate such acquisitions.

Consequently, we may not be able to identify suitable acquisition candidates or finance and complete transactions that we choose to pursue.

Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

•        the potential inability to identify assets best suited to our business plan;

•        the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;

•        diversion of management’s attention from normal daily operations of the business;

•        difficulties in managing production and coordinating operations at new sites;

•        the potential inability to retain existing customers of acquired companies when we desire to do so;

•        insufficient revenues to offset increased expenses associated with acquisitions;

•        the potential need to restructure, modify, or terminate customer relationships of the acquired company;

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

•        incur large and immediate write-offs;

•        incur costs, whether or not a proposed acquisition is consummated;

•        incur unanticipated costs; or

•        become subject to litigation and environmental issues.

Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not harm our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

We rely on suppliers for the timely delivery of raw materials used in manufacturing our printed circuit boards, and an increase in industry demand or the presence of a shortage for these raw materials may increase the price of these raw materials and reduce our gross margins. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

To manufacture printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, and other commodity products, which we order from our suppliers.

Although we have preferred suppliers for most of these raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time, we may experience increases in raw material prices, based on demand trends, which can negatively affect our gross margins. For example, we experienced a laminate price increase on October 1, 2004, due to growing demand. Laminates are a critical raw material for our printed circuit boards. Higher laminate prices were responsible for an approximate one percentage point decline in our gross margins in the fourth fiscal quarter 2004.  Furthermore, if a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

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

In addition, the printed circuit board industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition, and implementation of those technologies and equipment may require us to make significant capital investments.

Competition in the printed circuit board market is intense, and we could lose market share if we are unable to maintain our current competitive position in end markets using our quick-turn, high technology and high-mix manufacturing services.

The printed circuit board industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal domestic competitors include DDi, Endicott Interconnect Technologies, Merix, Sanmina-SCI, and Tyco. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

•        manufacturing facilities that are located in countries with lower production costs;

•        ability to add additional capacity faster or more efficiently;

•        preferred vendor status with existing and potential customers;

•        greater name recognition; and

•        larger customer bases.

In addition, these competitors may respond more quickly to new or emerging technologies, or adapt more quickly to changes in customer requirements, and devote greater resources to the development, promotion, and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. During recessionary periods in the electronics industry, our strategy of providing quick-turn services, an integrated manufacturing solution, and responsive customer service may take on reduced importance to our customers. As a result, we may need to compete more on the basis of price, which could cause our margins to decline. Periodically, printed circuit board manufacturers experience overcapacity. Overcapacity, combined with weakness in demand for electronic products, results in increased competition and price erosion for printed circuit boards.

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

•        expenditures or write-offs, including those related to acquisitions, facility restructurings, or asset impairments; and

•        expenses relating to expanding existing manufacturing facilities.

A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, unexpected revenue shortfalls may decrease our gross margins. In addition, we have experienced sales fluctuations due to seasonal patterns in the capital budgeting and purchasing cycles, as well as inventory management practices of our customers and the end markets we serve. In particular, the seasonality of the computer industry and quick-turn ordering patterns affect the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any quarterly period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock would likely decline.

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our customers that could decrease revenues and harm our operating results.

We sell to customers on a purchase order basis rather than pursuant to long-term contracts. Our quick-turn orders are subject to particularly short lead times. Consequently, our net sales are subject to short-term variability in demand by our customers. Customers submitting purchase orders may cancel, reduce, or delay their orders for a variety of reasons. The level and timing of orders placed by our customers may vary, due to:

•        customer attempts to manage inventory;

•        changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used or to manufacture its own products internally;

•        variation in demand for our customers’ products; and

•        changes in new product introductions.

We have periodically experienced terminations, reductions, and delays in our customers’ orders. Further terminations, reductions, or delays in our customers’ orders could harm our business, results of operations, and financial condition.

The increasing prominence of EMS providers in the printed circuit board industry could reduce our gross margins, potential sales, and customers.

Our sales to EMS providers increased from approximately 61% of our net sales in 2003 to approximately 72% of our net sales in 2004. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base might shrink, and our business and sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations, and financial condition may be harmed.

If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively affected. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.

As of December 31, 2004, our consolidated balance sheet reflected $74.8 million of goodwill and intangible assets.  We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

Damage to our manufacturing facilities could increase our costs of doing business and adversely affect our ability to deliver our manufacturing services on a timely basis.

We have three manufacturing facilities, which are located in Chippewa Falls, Wisconsin; Redmond, Washington; and Santa Ana, California. The destruction or closure of any of our manufacturing facilities for a significant period of time as a result of fire; explosion; blizzard; act of war or terrorism; or flood, tornado, earthquake, lightning, or other natural disaster could increase our costs of doing business and harm our ability to deliver our manufacturing services on a timely basis and, consequently, our operating results.

Our manufacturing processes depend on the collective industry experience of our employees. If these employees were to leave us, our manufacturing processes might suffer and we might not be able to compete effectively.

We have limited patent or trade secret protection for our manufacturing processes. We rely on the collective experience of our employees in the manufacturing processes to ensure we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of our employees involved in our manufacturing processes were to leave our employment, and we were not able to replace these people with new employees with comparable experience, our manufacturing processes might suffer as we might be unable to keep up with innovations in the industry. As a result, we may lose our ability to continue to compete effectively.

We may be exposed to intellectual property infringement claims by third parties that could be costly to defend, could divert management’s attention and resources, and if successful, could result in liability.

We could be subject to legal proceedings and claims for alleged infringement by us of third-party proprietary rights, such as patents, from time to time in the ordinary course of business. It is possible that the circuit board designs and other specifications supplied to us by our customers might infringe on the patents or other intellectual property rights of third parties, in which case our manufacture of printed circuit boards according to such designs and specifications could expose us to legal proceedings for allegedly aiding and abetting the violation, as well as to potential liability for the infringement. If we did not prevail in any litigation as a result of any such allegations, our business could be harmed.

Our business may suffer if any of our key senior executives discontinues employment with us or if we are unable to recruit and retain highly skilled engineering and sales staff.

Our future success depends to a large extent on the services of our key managerial employees. We may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. Our business also depends on our continuing ability to recruit, train, and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense, and the loss of these employees could harm our business. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures, despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Our sales mix has shifted towards standard delivery time products, which have larger production runs, thereby increasing our exposure to these types of defects. Since our products are used in products that are integral to our customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes.

Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the

Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous, such as ammoniacal etching solutions, copper, and nickel. Because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, metal stripping solutions, and hydrochloric acid solution containing palladium; waste water, which contains heavy metals, acids, cleaners, and conditioners; and filter cake from equipment used for on-site waste treatment. We believe that our operations substantially comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations, and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations, and we are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling, or disposal might require a high level of unplanned capital investment and/or relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, results of operations, and financial condition.

If our net earnings do not continue to recover, or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record an additional valuation allowance against our net deferred tax assets.

As of December 31, 2004, we had deferred tax assets of approximately $9.1 million, which is net of a valuation allowance of $14.5 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

ITEM 2. PROPERTIES

The following describes our principal manufacturing facilities.

Location	Square Feet	Primary Use	Secondary Use
Santa Ana, CA	98,000	Prototype	Ramp-to-volume
Redmond, WA	102,200	Ramp-to-volume	High-mix and prototype
Chippewa Falls, WI	280,400	High technology	High-mix and prototype

We own all of our manufacturing and administrative office facilities. Our owned facilities are subject to mortgages under our senior credit facility.  The former manufacturing facility in Burlington, Washington was sold in the fourth quarter of 2004. We also lease a sales office in Hopkins, Minnesota. This sales office contains approximately 8,700 square feet and the lease expires in March 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2004 annual meeting of shareholders on October 29, 2004. At the meeting, our shareholders approved (1) our Amended and Restated Management Stock Option Plan for purposes of Section 162(m) of the Internal Revenue  Code of 1986, as amended, and (2) the re-election of James K. Bass, Thomas T. Edman and Robert E. Klatell to the Company’s Board of Directors to serve as directors until their successors are elected and qualified.

The tabulation of votes on these matters is as follows:

Approval of Amended and Restated Management Stock Option Plan

For	Against	Abstain	Broker Non-Votes
32,947,757	1,163,124	11,272	4,016,042

Re-election of Directors

Name	For	Withheld
James K. Bass	36,543,421	1,594,774
Thomas T. Edman	35,958,673	2,179,522
Robert E. Klatell	37,078,329	1,059,866

The terms of the following four directors are also continuing: Kenton K. Alder, Richard P. Beck, Jeffrey W. Goettman and John G. Mayer. Michael E. Moran resigned from the Company’s Board of Directors in December 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq National Market under the symbol “TTMI” since September 21, 2000. The following table sets forth the quarterly high and low closing prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low
2004:
First Quarter	$20.36	$11.46
Second Quarter	$14.34	$10.03
Third Quarter	$12.25	$8.46
Fourth Quarter	$12.92	$8.96
2003:
First Quarter	$5.90	$3.13
Second Quarter	$5.24	$3.49
Third Quarter	$13.99	$4.78
Fourth Quarter	$18.31	$13.30

As of March 1, 2005, there were approximately 375 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq National Market on March 1, 2005 was $11.00 per share.

We did not declare or pay any dividends in 2000, 2001, 2002, 2003 or 2004 and we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our senior credit facility prohibits the payment of dividends. We presently intend to retain any future earnings to finance future operations and the expansion of our business.

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

	Year Ended December 31,
	2000	2001	2002(1)	2003(1)	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$203,729	$128,989	$88,989	$180,317	$240,650
Cost of goods sold	127,137	92,235	78,456	145,694	172,103
Gross profit	76,592	36,754	10,533	34,623	68,547
Operating expenses:
Selling and marketing	10,156	7,272	6,447	10,858	12,032
General and administrative	8,305	5,435	5,519	11,696	13,223
Amortization of intangibles(2)	4,810	4,808	1,202	1,202	1,202
Restructuring charges(3)	—	—	3,859	649	855
Amortization of deferred retention bonus	5,470	—	—	—	—
Management fees	2,150	—	—	—	—
Total operating expenses	30,891	17,515	17,027	24,405	27,312
Operating income (loss)	45,701	19,239	(6,494)	10,218	41,235
Other income (expense):
Interest expense	(12,176)	(2,644)	(1,084)	(583)	(367)
Amortization of debt issuance costs	(742)	(41)	(105)	(97)	(148)
Interest income and other, net	181	629	694	352	793
Loss on early extinguishments of debt	(9,930)	—	—	—	—
Income (loss) before income taxes and extraordinary item	23,034	17,183	(6,989)	9,890	41,513
Income tax (provision) benefit	5,038	(6,189)	2,278	(3,901)	(13,183)
Income (loss) before extraordinary item	28,072	10,994	(4,711)	5,989	28,330
Extraordinary gain	—	—	6,296	1,453	—
Net income	$28,072	$10,994	$1,585	$7,442	$28,330
Income (loss) per common share, before extraordinary item:
Basic	$0.88	$0.29	$(0.12)	$0.15	$0.69
Diluted	$0.82	$0.28	$(0.12)	$0.15	$0.68
Income per common share:
Basic	$0.88	$0.29	$0.04	$0.19	$0.69
Diluted	$0.82	$0.28	$0.04	$0.18	$0.68
Weighted average common shares:
Basic	31,919	37,482	39,511	39,993	40,780
Diluted	34,166	38,899	39,511	41,123	41,868
Other Financial Data:
Depreciation of property, plant and equipment	$5,500	$8,294	$8,761	$7,774	$8,213
Non-cash restructuring charges for impairment of building and equipment	—	—	1,838	446	855
Non-cash interest expense imputed on debt	476	—	—	—	—

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

(2)             In 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” and ceased amortizing goodwill. Our expense in 2002, 2003 and 2004 reflects amortization of intangibles related to our acquisition of Power Circuits in July 1999.

(3)             We recorded restructuring charges in 2002, 2003 and 2004 related to the closure of our Burlington, Washington, facility and sale of the building. The charge in 2002 is composed primarily of severance expense and other cash exit costs as well as non-cash expenses to write down the value of the building and equipment held for sale. The charges in 2003 and 2004 were to further write down the value of the building and equipment. See Note 4 to our consolidated financial statements included herein.

	As of December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$22,186	$29,099	$40,405	$52,352	$82,645
Total assets	202,133	193,076	197,506	205,857	235,770
Long-term debt, including current maturities	43,312	32,625	10,000	7,777	—
Shareholders’ equity	137,742	150,079	167,426	178,327	211,626

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Supplemental Data:
EBITDA(1)	$46,262	$32,970	$10,459	$21,057	$51,560
Cash flows from operating activities	43,692	38,245	10,011	18,582	48,810
Cash flows from investing activities	(24,079)	(30,176)	(7,017)	(13,181)	(9,276)
Cash flows from financing activities	(11,635)	(9,873)	(7,105)	863	(5,989)

(1)   “EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA to enhance the understanding of our operating results. EBITDA is a key measure we use to evaluate our operations. In addition, we provide our EBITDA because we believe that investors and securities analysts will find EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of EBITDA to the financial information in our consolidated statement of operations:

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Net income (loss)	$28,072	$10,994	$1,585	$7,442	$28,330
Add back items:
Income taxes	(5,038)	6,189	(2,278)	3,901	13,183
Interest expense	12,176	2,644	1,084	583	367
Amortization of debt issuance costs	742	41	105	97	148
Depreciation of property, plant and equipment	5,500	8,294	8,761	7,774	8,213
Amortization of intangibles	4,810	4,808	1,202	1,260	1,319
Total	18,190	21,976	8,874	13,615	23,230
EBITDA	$46,262	$32,970	$10,459	$21,057	$51,560

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

The market for our products experienced a sustained downturn during 2001 and 2002, due to the economic slowdown in the electronics industry. During this period, we reduced our work force and focused on cost reduction by improving the efficiency of our operations and negotiating lower prices on key supplies from our vendors. Throughout this period, we generated positive cash flow from operations, added new customers, and continued to invest in our future growth, adding capital equipment and acquiring Advanced Circuits in December 2002. During 2003, we generated increased sales due to the inclusion of Advanced Circuits, market share gains, and the improving economic conditions in our customers’ end markets. Our gross profit margin also increased from 2002 to 2003, due to our improved operating leverage as costs that are largely fixed in nature, such as labor, were absorbed over greater production volume. Market conditions continued to improve in 2004, resulting in further revenue growth and expanded gross margins.

We manufacture printed circuit boards at three specialized and integrated facilities in the United States. Our facility in Santa Ana, California, specializes in quick-turn work, which has delivery times of ten days or less and is characterized by small volumes of printed circuit boards. Our Chippewa Falls, Wisconsin, facility focuses on higher-volume production runs of technologically complex multilayer printed circuit boards with average lead times of two to ten weeks. Our Redmond, Washington, facility focuses on mid-volume production of standard lead-time printed circuit boards. Although our facilities are specialized, we are able to transfer work among our plants to maximize production during periods of peak demand.

In response to increased customer demand and higher capacity utilization rates, in February 2004, our board of directors approved a plan to significantly expand production capacity at our Chippewa Falls, Wisconsin, facility. Chippewa Falls is our largest facility and serves the high-end, complex technology needs of some of our largest and most sophisticated commercial customers. The plan included a two-phase expansion, enabling us to incrementally match our capital expenditures with demand and market conditions. Together, the two phases of the plan represent an 85% increase in production capacity. All capacity increases described in phases one and two, below, represent cumulative increases from capacity levels as of the first quarter of 2004.

At year end 2004, we completed phase one, which featured the construction of a 47,000 square foot addition and the purchase of capital equipment. The expansion increased physical capacity by approximately 55%, at a capital cost of  approximately $10 million. While we realized approximately half of this capacity expansion in the second half of 2004, we expect to add employees and realize the remaining capacity over the course of 2005, as necessary, based on demand.

The second phase of the expansion plan will allow us to increase production capacity at the Chippewa Falls facility by an additional 30%, or a total of 85%, over first quarter 2004 capacity levels. We expect to accomplish this second phase through additional staffing and the purchase of approximately $4 million in capital equipment. We will proceed with phase two, as warranted, based on demand and market conditions.  Once we have decided to proceed, phase two can be completed within three to six months.

We believe that our ability to expand at our existing facilities allows us to efficiently grow without having to qualify customers for, and develop management infrastructure at, a new facility. We reviewed numerous alternatives to meet our customers’ needs and believe that this expansion plan provides us with a significant opportunity for growth with relatively limited risk. However, if our customers’ demand for our services does not increase to anticipated levels, we may decide to scale back or delay our implementation of phase two of the expansion.

We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2004, we had approximately 560 customers and approximately 600 as of December 31, 2003. Sales to our 10 largest customers accounted for 65% of our net sales in 2004 and 64% of our net sales in 2003. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 54% of our net sales in 2004.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Year Ended December 31,
End Markets(1)	2002	2003	2004
Networking/Communication	30.6%	39.2%	42.8%
High-End Computing	14.8	34.8	30.7
Industrial/Medical	25.9	11.9	14.5
Computer Peripherals	20.4	8.9	5.5
Handheld/Cellular	3.0	2.1	2.6
Other	5.3	3.1	3.9
Total	100.0%	100.0%	100.0%

(1)          Sales to EMS companies are classified by the end markets of their OEM customers.

We measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders declined from 27% of net sales in 2003 to 23% of net sales in 2004, due to faster growth in standard lead time products.  We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured—generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically has been less than 2% of gross sales. We provide our customers a limited right of return for defective printed circuit boards. We record an amount for estimated sales returns and allowances at the time of sale based on our historical results. To the extent actual returns vary from our historical experience, revisions to the allowances may be required.

Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products. Many factors affect our gross margin, including capacity utilization, product mix, production volume and yield. As of the end of 2004, we were operating at approximately 70% to 75% of our production capacity. We do not participate in any significant long-term supply contracts, and we believe there are a number of potential suppliers for the raw materials we use. We believe that our cost of goods sold will continue to fluctuate as a percentage of net sales. For example, we experienced a laminate price increase in October 2004 that was responsible for an approximate one percent decline in our gross margin in the fourth fiscal quarter 2004.

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

Our restructuring charges in 2002 relate primarily to the costs of closing our Burlington, Washington plant. The charges primarily included the costs of laying off employees and non-cash impairment charges related to the Burlington building, property and equipment. Restructuring charges in 2003 relate primarily to severance costs to consolidate overhead operations following the acquisition of Advanced Circuits in December 2002 as well as a further write down of assets held for sale. Restructuring charges in 2004 relate to the final write down of assets held for sale associated with the sale of the Burlington facility.

Our interest expense relates to our senior credit facility and our other long-term obligations.

Amortization of debt issuance costs consists of the amortization of loan origination fees and related expenses. Interest and other income consist primarily of interest received on our cash balances.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ from these estimates under different assumptions or conditions.

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

In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. Our inventory requirements change based on our projected customer demand, which changes due to market conditions, technological and product life cycle changes and longer or shorter than expected usage periods. We maintain finished goods inventories near key customer locations in accordance with agreements.  Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition would be adversely affected.

We derive revenues primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss have transferred, and collectibility is reasonably assured—generally when products are shipped to the customer. We provide our customers a limited right of return for defective printed circuit boards. We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information. To the extent actual experience varies from our historical experience, revisions to the allowance may be required.

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our quick-turn business. During the fourth fiscal quarter 2004, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed. At December 31, 2004, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets, goodwill and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2004, we have deferred income tax assets of $9.1 million, which is net of a valuation allowance of approximately $14.5 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what is already recorded, we would reverse all or a portion of valuation allowance in the period the determination is made. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	88.2	80.8	71.5
Gross profit	11.8	19.2	28.5
Operating expenses:
Selling and marketing	7.2	6.0	5.0
General and administrative	6.2	6.5	5.5
Amortization of intangibles	1.4	0.7	0.5
Restructuring charges	4.3	0.3	0.4
Total operating expenses	19.1	13.5	11.4
Operating income (loss)	(7.3)	5.7	17.1
Other income (expense):
Interest expense	(1.2)	(0.3)	(0.1)
Amortization of debt issuance costs	(0.1)	(0.1)	(0.0)
Interest income and other, net	0.8	0.2	0.3
Income (loss) before income taxes and extraordinary item	(7.8)	5.5	17.3
Income tax (provision) benefit	2.5	(2.2)	(5.5)
Income (loss) before extraordinary item	(5.3)	3.3	11.8
Extraordinary gain	7.1	0.8	—
Net income	1.8%	4.1%	11.8%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Net sales increased $60.3 million, or 33.5%, from $180.3 million in 2003 to $240.6 million in 2004 due to increases in both price and production volume. Improving prices accounted for approximately 52% of the increase in net sales. Prices improved due to a number of factors, including a continued strengthening of the economy in 2004 and a shift in mix to higher technology products. We generally charge higher prices for printed circuit boards with time-sensitive delivery requirements, high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards. Increased production volume accounted for approximately 48% of the increase in net sales from 2003 to 2004. This volume increase resulted from higher demand from our customers.

Gross Profit

Cost of goods sold increased $26.4 million, or 18.1%, from $145.7 million for 2003 to $172.1million for 2004. Higher cost of goods sold resulted primarily from higher labor and materials costs associated with an increase in the number of printed circuit boards sold. As a percentage of net sales, cost of goods sold decreased from 80.8% for 2003 to 71.5% for 2004 due to greater labor and production efficiencies, lower materials costs and improved absorption of manufacturing overhead.

As a result of the foregoing, gross profit increased $33.9 million, or 98.0%, from $34.6 million for 2003 to $68.5 million for 2004. Our gross margin improved from 19.2% in 2003 to 28.5% in 2004.

The improvement in our gross margin was due largely to higher prices as well as greater labor efficiency, lower per-unit materials costs and increased absorption of fixed costs. Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases, except for direct materials. However, at higher capacity utilization rates, additional employees and capital may be required. These gains in efficiency helped offset the increased costs related to our shift toward more complex work characterized by higher layer counts. Our average layer count increased from 14.3 in 2003 to 15.6 in 2004.

Operating Expenses

Sales and marketing expenses increased $1.1 million from $10.9 million, or 6.0% of net sales, for 2003 to $12.0 million, or 5.0% of net sales, for 2004.  The increase in expenses resulted primarily from additional commission expense related to the increase in net sales. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs and a mix shift toward products that bear lower commissions.

General and administrative expenses increased $1.5 million from $11.7 million, or 6.5% of net sales, for 2003 to $13.2 million, or 5.5% of net sales, for 2004. The increase in expenses resulted primarily from higher incentive compensation expense, costs related to a proposed public stock offering and higher accounting and consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act, partially offset by lower insurance expense and lower legal fees. General and administrative expenses decreased as a percentage of net sales due to the relatively fixed nature of these expenses and our higher sales base.

Restructuring charges of $0.6 million recorded in 2003 related to severance and other exit costs associated with eliminating 45 positions at our Redmond, Washington, facility and an impairment for our Burlington, Washington, building. In 2004, we recorded a restructuring charge of $0.9 million to write down the value of our Burlington, Washington, building prior to selling it. There are no unutilized restructuring accruals at December 31, 2004.

Income Taxes

The provision for income taxes increased from a $3.9 million provision for 2003 to a $13.2 million provision for 2004. The increase in the income tax provision resulted primarily from higher pretax income, partially offset by a lower effective tax rate for 2004. Our effective tax rate was 39.4% in 2003, and it was

31.8% in 2004. Our effective tax rate is primarily impacted by state income taxes, which vary due to the sales and profitability mix among our facilities, as well as utilization of the federal extraterritorial income exclusion, state income tax credits and certain non-deductible items. In addition, during 2004, we decreased our valuation allowance against our deferred income tax assets and benefited our 2004 income tax provision by $2.1 million for the portion that we determined that is more likely than not to be realized. Excluding the favorable impact resulting from the decrease in valuation allowance, our effective tax rate in 2004 was 36.8%. As of December 31, 2004, our valuation allowance was approximately $14.5 million. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, the effective income tax rate could change due to changes in the mix of income, changes to income tax credits and changes to the valuation allowance.

Extraordinary Gain

In 2003, we recorded an extraordinary gain of $1.5 million after resolving contingencies concerning the fair value of assets acquired and liabilities assumed as part of our acquisition of Advanced Circuits, including the settlement of a claim for a working capital adjustment. See Note 3 to our Consolidated Condensed Financial Statements for a description of the extraordinary gain.

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

Gross Profit

Cost of goods sold increased $67.2 million, or 85.7%, from $78.5 million in 2002 to $145.7 million in 2003. Higher cost of goods sold resulted from higher labor, materials and variable overhead costs associated with an increase in the number of printed circuit boards sold. The volume of boards sold increased due to the acquisition of Advanced Circuits partially offset by lower aggregate volumes sold at our remaining facilities. In addition, a reduction in fixed costs due to the closure of our Burlington facility favorably impacted our cost structure. As a percentage of net sales, cost of goods sold decreased from 88.2% for 2002 to 80.8% for 2003 primarily due to improved absorption of manufacturing overhead and greater labor efficiency. In addition, we benefited from lower unit pricing for our direct materials, partially offset by higher direct materials costs associated with a sales mix shift towards higher layer-count boards and expenses associated with our up-front investments in 2003 in equipment, additional employees and expanded capacity at our Redmond facility. In connection with our acquisition of Advanced Circuits, no value was assigned to the acquired property and equipment and accordingly, we record no depreciation expense for these acquired assets. We expect our depreciation expense to increase in the future as a result of our Chippewa Falls facility expansion.

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

The improvement in our gross margin was due largely to increased absorption of fixed costs. Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases. These gains in efficiency helped offset the increased costs related to our shift in 2003 toward more complex work characterized by higher layer count. Our average layer count increased from 8.6 in 2002 to 14.3 in 2003 primarily due to the acquisition of Advanced Circuits.

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

During the second quarter of 2002, we reduced our labor force at our Burlington, Washington, facility. During the fourth quarter of 2002, we consolidated manufacturing capabilities by closing our Burlington, Washington facility to better manage and control our business. As a result, we recorded $3.9 million in total restructuring charges in 2002. These charges included the impairment of the building, property and equipment of $1.8 million, employee termination and severance of $1.5 million and other exit costs of $0.6 million associated with the facility closure. We terminated a total of 193 employees, who were primarily involved in the manufacturing process. During the first quarter of 2003, we took a $0.2 million restructuring charge for severance and other exit charges primarily in connection with the lay off of 45 employees at our Redmond, Washington facility.

During 2002, we designated building and equipment with a remaining net book value of $2.8 million as assets held for sale. During 2003, we reviewed the fair value of the remaining assets held for sale for possible impairment and recorded an additional impairment charge of $0.4 million. At December 31, 2003, the carrying value of the remaining assets held for sale was $2.3 million. These assets were stated at their estimated fair value less selling costs, and we were actively marketing the assets for sale. We sold the building in 2004. The chart below shows the additions to and utilization of the accrued restructuring charges during the years ended December 31, 2002 and 2003.

	Severance	Other Exit Charges	Impairment Charge	Total
	(in thousands)
2002 Charge	$1,459	$562	$1,838	$3,859
Utilization	(1,134)	(358)	(1,838)	(3,330)
Accrued at December 31, 2002	325	204	—	529
2003 Charge	200	3	446	649
Utilization	(525)	(117)	(446)	(1,088)
Accrued at December 31, 2003	$—	$90	$—	$90

As a result of the reduction in force at our Burlington, Washington facility in the second quarter of 2002, we realized annualized cost savings of approximately $4 million beginning in the third quarter of 2002. We realized annualized cost savings of approximately $3 million beginning in the first quarter of 2003 from the closure of Burlington, Washington facility in the fourth quarter of 2002.

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

Extraordinary Gain

In 2003, we recorded an extraordinary gain of $1.5 million after resolving contingencies concerning the fair value of assets acquired and liabilities assumed as part of our acquisition of Advanced Circuits, including the settlement of a claim for a working capital adjustment. In 2002, we recorded an extraordinary gain of $6.3 million as part of our acquisition of Advanced Circuits. The fair value of the net assets acquired exceeded the cost to purchase Advanced Circuits, resulting in negative goodwill. In accordance with SFAS No. 141, the amount of negative goodwill was allocated proportionately to reduce the assigned values of acquired assets except current assets and deferred income taxes. The remaining unallocated negative goodwill was recorded as an extraordinary gain. See Note 3 to our consolidated financial statements for a description of the extraordinary gains.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, proceeds from our public offerings and proceeds from employee exercises of stock options. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures, fund working capital and finance mergers and acquisitions. We anticipate that these uses will continue to be the principal demands on our cash in the future. As of December 31, 2004, we had net working capital of approximately $82.6 million, compared to $52.4 million as of December 31, 2003. The increase in working capital is primarily attributable to increases in cash and cash equivalents and accounts receivable.

The following table provides information on future minimum lease payments under non-cancelable operating leases, current purchase obligation related to capital expenditures, and other long-term liabilities reflected on our balance sheet under generally accepted accounting principles as of December 31, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$488	$252	$236	$—	$—
Purchase obligations	2,138	2,138	—	—	—
Other long-term liabilities(1)	1,911	1,219	692	—	—
Total contractual obligations	$4,537	$3,609	$928	$—	$—

(1)          Our balance sheet reflects these other long-term liabilities at their net present value.

Based on our current level of operations, we believe that cash generated from operations, available cash, and amounts available under our senior credit facility will be adequate to meet our currently anticipated capital expenditures and working capital needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are for other contractual obligations as indicated in our contractual obligations table above and for capital purchases under the proposed second phase of our Chippewa Falls expansion.

Net cash provided by operating activities was $48.8 million in 2004, compared to $18.6 million in 2003. Our 2004 operating cash flow of $48.8 million primarily reflects net income of $28.3 million, $9.5 million of depreciation and amortization, a $9.2 million decrease in deferred income taxes, a $3.0 million income tax benefit from stock options and a $0.9 million impairment loss on the sale of a building, partially offset by a net increase in working capital of $2.5 million, excluding cash and short-term investments.

Net cash used in investing activities was $9.3 million in 2004, compared to $13.2 million in 2003. In 2004, we made net purchases of $16.0 million of property, plant and equipment and a net reduction of $6.7 million in net short-term investments.

Net cash used in financing activities was $6.0 million in 2004, compared to $0.9 million used in financing activities in 2003. Our 2004 financing net cash flow reflects $7.8 million in principal repayments on our long-term debt partially offset by proceeds of $1.8 million from employee stock option exercises. As of December 31, 2004, we have no outstanding long-term debt obligations.

We have a committed revolving loan facility of $25.0 million with a final maturity date of September 29, 2005. We may borrow, repay and reborrow under the revolving loan facility at any time. The revolving loan bears interest at rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the credit agreement) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement. Our borrowings under the revolving facility are subject to a borrowing base or formula that is based on our accounts receivable and inventory. As of December 31, 2004, we had no outstanding revolving loan balances. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing. As of December 31, 2004, we were in compliance with the covenants and had $19.3 million of available borrowing capacity under our revolving loan facility.

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and as a result we have no exposure to foreign currency exchange risk with respect to sales made. We do have minimal exposure to foreign currency exchange risk with respect to salary expense for a few overseas employees.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we will be able to pass along component price increases to our customers.

Seasonality

We have historically experienced some seasonality in our second and third fiscal quarters in our computer peripherals and consumer electronics products.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third fiscal quarter 2005, beginning July 5, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (“FSP”) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.   Our senior credit facility bears interest at floating rates.

The revolving loan bears interest ranging from 1.5% to 2.5% per annum plus the applicable LIBOR or from 0.5% to 1.0% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. A 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. As of December 31, 2004, we have no outstanding revolving loans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes, and data are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 in this document.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Item 1, “Business—Executive Officers” of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS

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

(b)  Exhibits

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

10.6	Employment Agreement dated as of August 3, 2000 between the Registrant and Kenton K. Alder.(1)

10.7	Offer Letter dated as of February 25, 2000 between the Registrant and Stacey M. Peterson.(1)
10.8	Amended and Restated Management Stock Option Plan.(1)
10.9	Form of Management Stock Option Agreement.(1)
10.10	Form of 2000 Equity Compensation Plan.(1)
10.11	Form of Indemnification Agreement with directors, officers and key employees.(1)
10.12	Statutory Warranty Deeds for Redmond Facility.(1)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TTM TECHNOLOGIES, INC.
Date: March 15, 2005	By:	/s/ KENTON K. ALDER
Kenton K. Alder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ KENTON K. ALDER	President, Chief Executive Officer	March 15, 2005
Kenton K. Alder	(Principal Executive Officer), and
Director
/s/ STACEY M. PETERSON	Chief Financial Officer, Secretary,	March 15, 2005
Stacey M. Peterson	(Principal Financial and
Accounting Officer)
/s/ JEFFREY W. GOETTMAN	Chairman of the Board	March 15, 2005
Jeffrey W. Goettman
/s/ ROBERT E. KLATELL	Director	March 15, 2005
Robert E. Klatell
/s/ THOMAS T. EDMAN	Director	March 15, 2005
Thomas T. Edman
/s/ JAMES K. BASS	Director	March 15, 2005
James K. Bass
/s/ RICHARD P. BECK	Director	March 15, 2005
Richard P. Beck
/s/ JOHN G. MAYER	Director	March 15, 2005
John G. Mayer

TTM TECHNOLOGIES, INC.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm on Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting and on the Effectiveness of Internal Control Over Financial Reporting

F-2
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-3
Consolidated Balance Sheets as of December 31, 2003 and 2004	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004	F-5
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004	F-7
Notes to Consolidated Financial Statements	F-8
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedule	S-1
Schedule II—Valuation and Qualifying Accounts	S-2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that TTM Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TTM Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TTM Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TTM Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Salt Lake City, Utah
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTM Technologies, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TTM Technologies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Salt Lake City, Utah
March 11, 2005

TTM TECHNOLOGIES, INC.
Consolidated Balance Sheets
As of December 31, 2003 and 2004
(In thousands)

	2003	2004
Assets
Current assets:
Cash and cash equivalents	$9,643	$43,188
Short-term investments	22,102	15,350
Accounts receivable, net of allowances of $3,734 and $4,018, respectively	28,519	35,778
Inventories, net	8,617	8,993
Prepaid expenses and other	1,129	1,048
Assets held for sale	2,308	—
Income taxes receivable	830	157
Deferred income taxes	1,739	1,820
Total current assets	74,887	106,334
Property, plant and equipment, at cost:
Land	4,932	4,932
Machinery and equipment	55,960	63,387
Buildings and improvements	14,316	14,429
Furniture and fixtures	409	420
Automobiles	102	80
Construction-in-process	895	9,593
	76,614	92,841
Less accumulated depreciation	(33,078)	(40,667)
Property, plant and equipment, net	43,536	52,174
Other assets:
Debt issuance costs, net of accumulated amortization of $254 and $402, respectively	187	39
Deferred income taxes	10,343	1,051
Goodwill	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $5,424 and $6,743, respectively	12,955	11,636
Deposits and other	796	1,383
Total other assets	87,434	77,262
	$205,857	$235,770
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,444	$—
Accounts payable	7,862	9,530
Accrued salaries, wages and benefits	7,964	11,629
Other accrued expenses	1,188	1,189
Income taxes payable	—	160
Current portion other long-term liabilities	1,077	1,181
Total current liabilities	22,535	23,689
Long-term debt, less current maturities	3,333	—
Other long-term liabilities, less current portion	1,662	455
Total long-term liabilities	4,995	455
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized, 40,475 and 41,014 shares issued and outstanding, respectively	153,256	158,190
Retained earnings	25,106	53,436
Deferred stock-based compensation	(35)	—
Total shareholders’ equity	178,327	211,626
	$205,857	$235,770

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2002, 2003 and 2004
(In thousands, except per share data)

	2002	2003	2004
Net sales	$88,989	$180,317	$240,650
Cost of goods sold	78,456	145,694	172,103
Gross profit	10,533	34,623	68,547
Operating expenses:
Selling and marketing	6,447	10,858	12,032
General and administrative	5,519	11,696	13,223
Amortization of intangibles	1,202	1,202	1,202
Restructuring charges	3,859	649	855
Total operating expenses	17,027	24,405	27,312
Operating income (loss)	(6,494)	10,218	41,235
Other income (expense):
Interest expense	(1,084)	(583)	(367)
Amortization of debt issuance costs	(105)	(97)	(148)
Interest income and other, net	694	352	793
Total other income (expense), net	(495)	(328)	278
Income (loss) before income taxes and extraordinary item	(6,989)	9,890	41,513
Income tax (provision) benefit	2,278	(3,901)	(13,183)
Income (loss) before extraordinary item	(4,711)	5,989	28,330
Extraordinary gain	6,296	1,453	—
Net income	$1,585	$7,442	$28,330
Basic earnings per share:
Income (loss) before extraordinary item	$(0.12)	$0.15	$0.69
Extraordinary gain	0.16	0.04	—
Net income	$0.04	$0.19	$0.69
Diluted earnings per share:
Income (loss) before extraordinary item	$(0.12)	$0.15	$0.68
Extraordinary gain	0.16	0.03	—
Net income	$0.04	$0.18	$0.68

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2002, 2003 and 2004
(In thousands)

				Deferred
	Common Stock		Retained	Stock-Based
	Shares	Amount	Earnings	Compensation	Total
Balance, December 31, 2001	37,642	$134,228	$16,079	$(228)	$150,079
Amortization of deferred stock-based compensation	—	—	—	54	54
Shares sold in secondary public offering, net of offering costs	2,025	15,283	—	—	15,283
Shares repurchased in stock buyback program	(122)	(234)	—	—	(234)
Exercise of common stock options	179	471	—	—	471
Income tax benefit from options exercised	—	188	—	—	188
Net income	—	—	1,585	—	1,585
Balance, December 31, 2002	39,724	149,936	17,664	(174)	167,426
Amortization of deferred stock-based compensation	—	—	—	139	139
Shares sold in secondary public offering, net of offering costs	200	1,724	—	—	1,724
Exercise of common stock options	551	1,596	—	—	1,596
Net income	—	—	7,442	—	7,442
Balance, December 31, 2003	40,475	153,256	25,106	(35)	178,327
Amortization of deferred stock-based compensation	—	—	—	35	35
Stock-based compensation	—	96	—	—	96
Exercise of common stock options	539	1,788	—	—	1,788
Income tax benefit from options exercised	—	3,050	—	—	3,050
Net income	—	—	28,330	—	28,330
Balance, December 31, 2004	41,014	$158,190	$53,436	$—	$211,626

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2003 and 2004
(In thousands)

	2002	2003	2004
Cash flows from operating activities:
Net income	$1,585	$7,442	$28,330
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	(6,296)	(1,453)	—
Depreciation of property, plant and equipment	8,761	7,774	8,213
Net loss (gain) on sale of property, plant and equipment	30	(92)	—
Amortization of definite-lived intangible assets	1,202	1,260	1,319
Amortization of deferred stock-based compensation and stock based compensation	54	139	131
Amortization of debt issuance costs	105	97	148
Non-cash interest imputed on other long-term liabilities	—	149	118
Non-cash restructuring charge for impairment of building and equipment	1,838	446	855
Income tax benefit from common stock options exercised	188	—	3,050
Deferred income taxes	3,004	4,227	9,211
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	3,422	(10,050)	(7,259)
Inventories, net	1,796	1,939	(376)
Prepaid expenses and other	(1,817)	2,523	81
Income taxes receivable	(442)	4,400	673
Accounts payable	(3,171)	(4,073)	1,668
Income taxes payable	—	—	160
Accrued salaries, wages and benefits and other accrued expenses	(248)	3,854	2,488
Net cash provided by operating activities	10,011	18,582	48,810
Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(7,674)	(6,564)	(17,502)
Purchase of intangibles	—	(350)	—
Purchases of available-for-sale short-term investments	(47,510)	(29,904)	(27,050)
Proceeds from sales of available-for-sale short-term investments	49,010	30,810	28,794
Purchases of held-to-maturity short-term investments	—	(8,508)	(18,967)
Proceeds from redemptions of held-to-maturity short-term investments	—	1,000	23,975
Acquisition of Advanced Circuits	(860)	—	—
Proceeds from sale of assets, property, plant and equipment	17	335	1,474
Net cash used in investing activities	(7,017)	(13,181)	(9,276)
Cash flows from financing activities:
Principal payments on long-term debt	(22,625)	(2,222)	(7,777)
Sale of common stock for cash, net of offering costs	15,283	1,724	—
Proceeds from exercise of common stock options	471	1,596	1,788
Shares repurchased in stock buyback plan	(234)	—	—
Payment of debt issuance costs	—	(235)	—
Net cash provided by (used in) financing activities	(7,105)	863	(5,989)
Net increase (decrease) in cash and cash equivalents	(4,111)	6,264	33,545
Cash and cash equivalents at beginning of year	7,490	3,379	9,643
Cash and cash equivalents at end of year	$3,379	$9,643	$43,188
Supplemental cash flow disclosures:
Cash paid for interest	$1,060	$439	$248
Cash paid (refunds), net for income taxes	(5,104)	(5,705)	165

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

Revenue Recognition

The Company derives its revenue primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognizes revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured—generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective printed circuit boards. The Company accrues an estimated amount for sales returns and allowances related to defective printed circuit boards at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of December 31, 2003 and 2004, the reserve for sales returns and allowances was $2,994 and $3,196, respectively, which is included as a reduction to accounts receivable, net. For the years ended December 31, 2002, 2003 and 2004, the provision for sales returns and allowances, which is recorded as a reduction to net sales, was 1.4%, 1.6% and 1.3% of gross sales, respectively. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing bank accounts, money market funds and short-term debt securities.

The Company considers highly liquid investments with an effective maturity to the Company of more than three months and less than one year to be short-term investments. The Company defines effective maturity as the shorter of the original maturity to the Company or the effective maturity as a result of periodic auction or optional redemption features of certain of its investments classified as available-for-sale.

Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost which approximated fair market value. Available-for-sale debt securities are carried at fair value which approximated cost.

Short-term investments as of December 31, 2003 and 2004 were as follows:

	2003	2004
Available-for-sale:
Auction and variable rate notes	$9,594	$12,850
Auction and variable rate preferred securities	5,000	—
Money market funds	5,287	8,920
	19,881	21,770
Held-to-maturity:
Corporate bonds and notes	8,039	7,694
U.S. Treasury and federal agency securities	2,511	28,779
Municipal notes	1,503	—
	12,053	36,473
Total short-term investments	31,934	58,243
Amounts classified as cash equivalents	9,832	42,893
Amounts classified as short-term investments	$22,102	$15,350

As of December 31, 2004, the contractual maturities of debt securities were as follows:

	Years to Maturity
	Less than one year	One year or more	Total
Available-for-sale	$—	$12,850	$12,850
Held-to-maturity	36,473	—	36,473
	$36,473	$12,850	$49,323

For each of the years ended December 31, 2002, 2003 and 2004 realized gains and losses upon the sale of available-for-sale investments were insignificant. Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income. The specific identification method is used to compute the realized gains and losses on debt investments.

The Company regularly monitors and evaluates the realizable value of its investments. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the collateral supporting the investments, insurance policies which protect the Company’s investment position, the interval between auction periods, whether or not there have been any failed auctions, and the credit rating issued for the securities by one or more of the major credit rating agencies.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories as of December 31, 2003 and 2004 consist of the following:

	2003	2004
Raw materials	$2,076	$2,791
Work-in-process	5,412	4,542
Finished goods	1,129	1,660
	$8,617	$8,993

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

Debt Issuance Costs

Debt issuance costs are amortized to expense over the period of the underlying senior credit facility using the effective interest rate method, adjusted to give effect to any early repayments. During 2002, the Company repaid indebtedness in connection with the acquisition of Advanced Circuits and wrote off $63 of unamortized debt issuance costs. During 2004, the Company prepaid indebtedness and wrote off $55 of unamortized debt issuance costs.

Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that the Company allocate its goodwill to its various reporting units and determine the carrying value of those businesses. The Company’s goodwill resulted from its acquisition of Power Circuits in July 1999. The Company has three reporting units consistent with the nature of its operations, however, all of its goodwill is allocated to one reporting unit. Goodwill is no longer amortized but is tested for impairment annually or more often if events or circumstances indicate a potential impairment exists. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The fair value of the Company’s Power Circuits reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future net cash flows. Under the market approach, fair value is estimated based on market multiples of earnings or similar measures for comparable companies.

Based on the results of its first step impairment tests, the Company determined that no impairment of goodwill existed as of January 1, 2002, the date of adoption of SFAS No. 142 and December 31, 2002, 2003 and 2004. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

Definite-lived Intangibles

Definite-lived intangibles as of December 31, 2003 and 2004 consist of the following:

	2003	2004
Strategic customer relationships	$18,029	$18,029
Licensing agreement	350	350
	18,379	18,379
Less accumulated amortization	(5,424)	(6,743)
Definite-lived intangibles, net	$12,955	$11,636

Strategic customer relationships are being amortized using the straight-line method over 15 years, and the licensing agreement for a manufacturing process is being amortized using the straight-line method over 3 years. Amortization expense was $1,202, $1,260 and $1,319 in 2002, 2003 and 2004, respectively.

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

Self Insurance

The Company is primarily self insured for group health insurance benefits provided to employees and purchases insurance to protect against annual claims per individual in excess of $100 and at the aggregate level which varies with the number of employees and the health plans they select. Self insurance liabilities are estimated for claims incurred but not paid using historical information provided by our insurance carrier and other professionals. The Company accrued $2,084 and $2,429 for self insurance liabilities at December 31, 2003 and 2004, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the accompanying December 31, 2003 and 2004 consolidated balance sheets.

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

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the years ended December 31, 2002, 2003 and 2004:

	2002			2003			2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$1,585	39,511	$0.04	$7,442	39,993	$0.19	$28,330	40,780	$0.69
Effect of options and warrants					1,130			1,088
Diluted EPS	$1,585	39,511	$0.04	$7,442	41,123	$0.18	$28,330	41,868	$0.68

Stock options to purchase 2,881, 381 and 1,150 shares of common stock for the years ended December 31, 2002, 2003 and 2004, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by SFAS No. 123. Had compensation cost been determined in accordance with SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2002, 2003 and 2004, would have been changed to the following pro forma amounts:

	2002	2003	2004
Net income:
As reported	$1,585	$7,442	$28,330
Add: Stock-based compensation expense	54	139	131
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,107)	(2,482)	(4,249)
Pro forma net income (loss)	$(468)	$5,099	$24,212
Basic earnings per share:
As reported	$0.04	$0.19	$0.69
Pro forma	(0.01)	0.13	0.59
Diluted earnings per share:
As reported	0.04	0.18	0.68
Pro forma	(0.01)	0.12	0.58

For pro forma disclosure purposes, the estimated fair value of each option is amortized over the vesting term of the respective option and is determined on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the grants during 2002, 2003 and 2004:

	2002	2003	2004
Expected dividend yield	—%	—%	—%
Risk-free rate	3.9%	3.1%	3.4%
Expected life in years	5	5	5
Expected volatility	119%	109%	100%

The weighted average per share fair value of options granted was $4.64, $9.24 and $7.58 for options granted in 2002, 2003 and 2004, respectively.

Significant Customers

The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”). The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

For the year ended December 31, 2002, no customer accounted for more than 10% of the net sales. For the year ended December 31, 2003, two customers accounted for 22% and 14% of the Company’s net sales. For the year ended December 31, 2004, two customers accounted for 29% and 17% of the Company’s net sales. Sales to our 10 largest customers were 64% and 65% of net sales for the years ended December 31, 2003 and 2004, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated in the networking/communications, industrial/medical and high-end computing segments of the electronics industry and some of which are located outside the United States. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company makes judgments as to its ability to collect outstanding trade receivables when collection becomes doubtful. Provisions are made based upon a specific review of significant outstanding invoices, historical collection experience and current economic trends.

For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due. As of December 31, 2003, five customers in the aggregate accounted for 56% of total accounts receivable. As of December 31, 2004, five customers in the aggregate account for 66% of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and result of operations.

Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources including unrealized gains and losses on available for sale marketable securities. Unrealized gains and losses on available-for-sale securities are immaterial for all periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third fiscal quarter 2005, beginning July 5, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (“FSP”) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice.

Fair Value of Financial Instruments

The carrying amounts of assets and liabilities as reported on the balance sheets at December 31, 2003 and 2004, which qualify as financial instruments, approximate fair value.

Reclassifications

Expenditures for information technology salaries and expenses of approximately $1,033 in 2002 have been reclassified from cost of goods sold to general and administrative expenses to conform to the 2003 presentation. Cash equivalents of $17,000, $15,500 and $14,594 at December 31, 2001, 2002 and 2003, respectively, have been reclassified to short-term investments to conform to the 2004 presentation.

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

During 2003, the Company resolved several uncertainties concerning indemnifications which the Company and Honeywell agreed to resolve subsequent to the closing. The Company also finalized preliminary estimates of fair value related to assets acquired and liabilities assumed that were made as of December 31, 2002. In accordance with SFAS No. 141, the Company recorded an additional extraordinary gain of $1,453 in 2003, of which $570 related to the working capital shortfall as discussed above.

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

The unaudited pro forma information below presents the results of operations for the year ended December 31, 2002 as if the Advanced Circuits acquisition occurred at the beginning of 2002, after giving effect to certain adjustments (to remove expenses related to assets not acquired and liabilities not assumed and interest expense and amortization of deferred financing costs related to the incremental pay down of debt and the related income tax effects). The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2002 or of the results which may occur in the future.

2002
Net sales	$220,567
Loss before extraordinary item	(59,909)
Basic and diluted loss per share before extraordinary item	$(1.52)

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

During 2002, the Company designated building and equipment with a remaining net book value of $2,797 as assets held for sale. During 2003, the Company reviewed the fair value of the remaining assets held for sale for possible impairment and recorded an additional impairment charge of $446. At December 31, 2003, the carrying value of the remaining assets held for sale was $2,308. During the second fiscal quarter of 2004, the Company recorded an asset impairment of $855 to the building held for sale based upon the status of negotiations with the lessor of the related land lease to purchase the building and cancel the land lease. On July 30, 2004, the Company entered into a Purchase and Sale agreement with the Port of Skagit County, a Washington municipal corporation (“Port”), to sell its building located in Burlington, Washington on land leased from the Port and to cancel the related lease between the Port and the Company for total consideration of $1,575, before direct selling costs of $175. The transaction closed in October 2004.

The chart below shows the additions to and utilization of the accrued restructuring charges during the years ended December 31, 2003 and 2004.

	Severance	Other Exit Charges	Impairment Charge	Total
Accrued at December 31, 2002	$325	$204	$—	$529
2003 Charge	200	3	446	649
Utilization	(525)	(117)	(446)	(1,088)
Accrued at December 31, 2003	—	90	—	90
2004 Charge			855	855
Utilization		(90)	(855)	(945)
Accrued at December 31, 2004	$—	$—	$—	$—

(5)   Long-Term Debt

The Company’s senior credit facility (“Credit Facility”) consists of a $25,000 revolving loan commitment subject to a borrowing base and previously included a term loan. As of December 31, 2003 and 2004, the Company had $7,777 and $0, respectively, outstanding on the term loan. This loan was paid in full during 2004. As of December 31, 2003 and 2004, the Company did not have any balance outstanding on the revolving loan.

The revolving loan commitment expires on September 29, 2005. Interest on the revolving loan and the term loan ranges from LIBOR plus 1.5% to 2.5%, or the Alternate Base Rate (as defined in the Credit Facility) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon the Company’s leverage ratios as defined in the agreement. At December 31, 2004, the Company had no amounts outstanding on the term loan and no amounts outstanding on the revolving loan. The Company pays a quarterly commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The term loan was, and the revolving loan is, secured by substantially all of the assets of the Company.

The Credit Facility, as amended, contains certain financial and other covenants. These covenants include capital expenditure limits, leverage and fixed charge coverage ratios, consolidated EBITDA and various other covenants, including a restriction on paying dividends. At December 31, 2004, the Company was in compliance with these covenants. At December 31, 2004, the Company’s available borrowing capacity under the revolving loan was $19,261.

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

Stock Repurchase Plan

In October 2002, the Board of Directors authorized a repurchase of the Company’s common stock up to $10,000. During the year ended December 31, 2002, the Company repurchased and retired 122 shares for a total cost of approximately $200.

(7)   Income Taxes

The components of the benefit (provision) for income taxes for the years ended December 31, 2002, 2003 and 2004 are:

	2002	2003	2004
Current benefit (provision):
Federal	$5,284	$467	$(2,841)
State	(2)	(141)	(690)
Total current	5,282	326	(3,531)
Deferred benefit (provision):
Federal	(2,937)	(3,733)	(9,900)
State	(67)	(494)	248
Total deferred	(3,004)	(4,227)	(9,652)
Total benefit (provision)	$2,278	$(3,901)	$(13,183)

The following is a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rates for the years ended December 31, 2002, 2003 and 2004 which are derived by dividing the income tax (provision) benefit by the income (loss) before income taxes and extraordinary item:

	2002	2003	2004
Statutory federal income tax rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal benefit and state tax credits	—	(4.5)	(4.4)
Federal extraterritorial income exclusion	—	—	1.3
Decrease in valuation allowance	—	—	5.0
Other	(1.4)	(0.9)	0.3
Total benefit (provision) for income taxes	32.6%	(39.4)%	(31.8)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets as of December 31, 2003 and 2004 are as follows:

	2003	2004
Deferred tax assets:
Tax goodwill related to recapitalization	$18,102	$16,265
Property, plant and equipment basis differences	3,711	263
Reserves and accruals	4,189	3,755
Net operating loss carryforwards	5,767	1,015
State tax credits carryforwards	1,713	1,933
Alternative minimum tax credit carryover	144	388
	33,626	23,619
Less valuation allowance	(17,006)	(14,504)
	16,620	9,115
Deferred tax liabilities:
Goodwill and intangible asset amortization from Power Circuits, Inc. acquisition	(4,538)	(6,244)
Net deferred income tax assets	$12,082	$2,871
Current portion	$1,739	$1,820
Long-term portion	10,343	1,051

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

At December 31, 2004 the Company’s federal and multiple state net operating loss carryforwards for income tax purposes were approximately $987 and $16,918, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2024, and the state net operating loss carryforwards will begin to expire in 2007. Approximately $148 of the state credit carryovers will begin to expire in 2007, with no expirations on the remaining $1,785.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The net decrease in the valuation allowance during the year ended December 31, 2004 is due primarily to improving pre-tax income, which allowed the Company to utilize most of its federal and substantial amounts of its multiple state net operating loss carryforwards in 2004, as well as changes to estimates of future sources of taxable income. The net operating losses utilized in 2004 include amounts for employee stock option exercises in 2003.

The Company has determined that a valuation allowance is necessary for its federal deferred tax assets and state tax credits carryforwards that are not more likely than not to be realized based on estimates of sources of taxable income. It is possible that the Company’s estimates could change in the near term and it may become necessary to record either a full or partial decrease or increase to the valuation allowance in future periods, which would either positively or negatively effect the Company’s results of operations, respectively.

(8)   Commitments and Contingencies

Operating Leases

The Company leases a sales office and equipment under noncancellable operating leases. As of December 31, 2004, future minimum lease payments totaled $488 and were due as follows: 2005-$252; 2006-$167; and 2007-$69.

Total rent expense for the years ended December 31, 2002, 2003 and 2004 was approximately $24, $281 and $352, respectively.

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

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	2,589	$5.24
Granted	666	5.59
Exercised	(179)	2.63
Forfeited	(195)	5.08
Outstanding at December 31, 2002	2,881	5.49
Granted	1,399	11.73
Exercised	(551)	2.90
Forfeited	(213)	5.76
Outstanding at December 31, 2003	3,516	8.37
Granted	72	10.03
Exercised	(539)	3.32
Forfeited	(204)	8.96
Outstanding at December 31, 2004	2,845	$9.32
Exercisable at December 31, 2004	1,327	$7.90

As of December 31, 2004, 2,414 of the 2,845 options outstanding vest equally over five years from the grant date. Options to purchase 44 shares vest on the fifth anniversary of the date of grant.

The remaining options to purchase 387 shares were scheduled to vest on the earlier of the eighth anniversary of the date of grant or upon the occurrence of certain events, including a sale of shares by the majority shareholder (“Cliff Vest Options”). During 2003 and 2004, as a result of sales of common stock by the majority shareholders, all but 94 Cliff Vested Options vested. In December 2004, the Board of Directors approved the full vesting of the 94 Cliff Vested Options prior to the scheduled vesting date.

The discretionary acceleration of vesting of the 94 Cliff Vested Options resulted in a new measurement date for determining compensation cost. The intrinsic value of the options on the new measurement date was $811, which is recognized as expense only if the employees are able to exercise an award that, under the original terms, would have expired unexercisable. The Company has estimated and recorded $96 of compensation expense as an estimate of those employees that will benefit from the accelerated vesting. The Company will reevaluate this estimate at each period end and make any changes in estimate based upon the ultimate determination of those individuals that benefit from the accelerated vesting.

A summary of options outstanding and options exercisable as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $4.99	1,114	6.1	$2.96	728	$2.68
$ 5.00 - $9.99	119	7.4	7.95	24	7.28
$ 10.00 - $14.99	1,239	8.7	13.15	278	12.94
$15.00 and over	373	5.7	16.00	297	16.00
	2,845	7.2	$9.32	1,327	$7.90

During the year ended December 31, 2000, the Company granted 268 options with exercise prices of $2.63 per share, which was less than the fair value of the common stock at the date of the grant. These grants resulted in deferred stock-based compensation of $322, which was being amortized over the vesting terms of the options. During the years ended December 31, 2002, 2003 and 2004, the amortization was $54, $139 and $35, respectively. The deferred stock-based compensation is fully amortized as of December 31, 2004.

(10) Employee Benefit Plan

The Company has a 401(k) savings plan (“Plan”) under which all eligible full-time employees may participate and contribute a percentage of compensation subject to the maximum allowed by the Code. The Plan provides for a discretionary matching contribution of a uniform percent of each participant’s contribution. However, in applying the uniform percent, only contributions up to 4% of each participant’s compensation shall be considered. The Company accrued contributions under the Plan and predecessor plans of $207, $293 and $327 during the years ended December 31, 2002, 2003 and 2004, respectively.

(11) Related-Party Transactions

The Company had an agreement with TC Management, L.L.C., TC Management IV, L.L.C. and Brockway Moran & Partners Management, L.P. (collectively, “the Equity Sponsors”), entities owned by certain of the Company’s shareholders, which obligated the Company to pay these entities a financial advisory fee of 1.5% of the first $50,000 of the proceeds or value of any transaction with respect to which the three entities rendered financial advisory services to the Company, and 1% of any amount of proceeds or value in excess of $50,000 until such time as these entities and their affiliates, on a combined basis, owned less than 25% of the total outstanding voting capital stock of the Company.

In connection with the secondary offering in February 2002, the Company paid the Equity Sponsors a $258 financial advisory fee. In connection with the purchase of Advanced Circuits in 2002, the Company paid the Equity Sponsors a $500 financial advisory fee and $40 for certain out-of-pocket expenses which were accounted for as direct acquisition costs.

In connection with the secondary offering in September 2003 (Note 6), the Equity Sponsors and their affiliates no longer own 25% of the total outstanding voting capital stock of the Company, and the Company is no longer obligated to pay the financial advisory fee previously discussed.

In connection with a shelf-offering declared effective in June 2004 and completed in November 2004, the Company incurred $339 of offering related expenses reflected within general and administrative expense. The Company did not sell shares in this offering, but incurred these expenses pursuant to a registration rights agreement between the Equity Sponsors and the Company. Upon the completion of this offering in November 2004, the Equity Sponsors no longer have any equity interest in the Company.

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

(12) Preferred Stock

The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock; any or all of which may be superior to the rights of the common stock. As of December 31, 2004, no shares of preferred stock are outstanding.

(13) Foreign Sales

Sales representing more than 1% of the Company’s net sales by country for the years ended 2002, 2003 and 2004, are as follows:

	2002	2003	2004
United States	$83,541	$129,638	$165,237
Malaysia	1,661	19,985	23,782
Italy	—	13,530	18,863
Canada	1,095	9,214	11,977
Czech Republic	—	—	6,682
China	—	2,939	3,027
Other	2,692	5,011	11,082
Total	$88,989	$180,317	$240,650

(14) Quarterly Financial Information (Unaudited)

The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The first and fourth quarters of 2003 and 2004 contained 92 and 89 days, and 93 and 95 days, respectively.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2003:
Net sales	$39,634	$41,047	$45,327	$54,309
Gross profit	4,526	6,446	9,456	14,195
Income (loss) before extraordinary item	(974)	432	2,287	4,244
Net income (loss)	(150)	432	2,505	4,655
Income (loss) per share before extraordinary item:
Basic	$(0.02)	$0.01	$0.06	$0.11
Diluted	$(0.02)	$0.01	$0.06	$0.10
Net income (loss) per share:
Basic	$(0.00)	$0.01	$0.06	$0.12
Diluted	$(0.00)	$0.01	$0.06	$0.11
Year Ended December 31, 2004:
Net sales	$57,696	$61,595	$62,195	$59,164
Gross profit	17,280	19,076	17,638	14,553
Net income	6,526	6,910	8,045	6,849
Net income per share:
Basic	$0.16	$0.17	$0.20	$0.17
Diluted	$0.15	$0.17	$0.19	$0.16

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

Under date of March 11, 2005, we reported on the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the TTM Technologies, Inc. Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Salt Lake City, Utah
March 11, 2005

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

Description	Balance at Beginning of Year	Additions for Acquisition of Advanced Circuits, Inc.	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended December 31, 2004
Allowance for doubtful accounts	$740	$—	$279	$(197)		$822
Allowance for sales credits	2,994	—	3,142	(2,940)		3,196
Allowance for excess and obsolete inventories	1,533	—	315	(965	)(a)	883
Year ended December 31, 2003
Allowance for doubtful accounts	$927	$—	$262	$(449)		$740
Allowance for sales credits	3,081	—	2,930	(3,017)		2,994
Allowance for excess and obsolete inventories	3,293	—	649	(2,409	)(b)	1,533
Year ended December 31, 2002
Allowance for doubtful accounts	$1,379	$332	$85	$(869	)(c)	$927
Allowance for sales credits	1,433	1,937	1,238	(1,527)		3,081
Allowance for excess and obsolete inventories	98	3,243	191	(239)		3,293

(a)           Includes reversal of $259 of reserve established in prior year.

(b)          Includes reversal of $692 of reserve established in prior year.

(c)           Includes reversal of $166 of reserve established in prior years.

S-2