Form 10-K/A
period 2004-12-31
TTM TECHNOLOGIES INC
filed 2005-05-02
CIK 1116942

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

The aggregate market value of Common Stock held by nonaffiliates of the registrant (36,367,129) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on June 28, 2004, was $443,678,974. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors,or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 22, 2005, there were outstanding 41,256,643 shares of the registrant’s Common Stock, no par value.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table, together with the accompanying text, presents certain information as of April 25, 2005, with respect to each of our directors and executive officers.

Name	Age	Position(s) Held With the Company
Kenton K. Alder	55	Chief Executive Officer, President and Director
James K. Bass	48	Director
Richard P. Beck	71	Director
Thomas T. Edman	42	Director
Jeffrey W. Goettman	46	Chairman and Director
Robert E. Klatell	59	Director
John G. Mayer	54	Director
Stacey M. Peterson	41	Senior Vice President, Chief Financial Officer and Secretary
O. Clay Swain	41	Senior Vice President, Sales and Marketing
Shane S. Whiteside	39	Senior Vice President and Chief Operating Officer

There are no family relationships among our executive officers or directors.

Kenton K. Alder has served as our Chief Executive Officer, President and Director since March 1999. From January 1997 to July 1998, Mr. Alder served as Vice President of Tyco Printed Circuit Group Inc., a printed circuit board manufacturer. Prior to that time, Mr. Alder served as President and Chief Executive Officer of ElectroStar, Inc., a publicly held printed circuit board manufacturing company, from December 1994 to December 1996. From January 1987 to November 1994, Mr. Alder served as President of Lundahl Astro Circuits Inc., a predecessor company to ElectroStar. Mr. Alder holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting from Utah State University.

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

Richard P. Beck has served as our Director since February 2001. Mr. Beck is presently retired. From November 2001 to May 2002, Mr. Beck served as Senior Vice President of Advanced Energy Industries, a publicly held manufacturer of power conversion systems and integrated technology solutions. From February 1998 to November 2001, Mr. Beck served as Senior Vice President and Chief Financial Officer of Advanced Energy Industries and continues to serve as a Director of the company. From March 1992 until February 1998, Mr. Beck served as Vice President and Chief Financial Officer of Advanced Energy. From November 1987 to March 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer for Cimage Corporation, a computer software company. Mr. Beck is also Chairman of the Board, chairman of the audit committee, and serves on the compensation committee of Applied Films Corporation, a publicly held manufacturer of flat panel display equipment. Mr. Beck holds a Bachelor of Science in Accounting and Finance and a Master of Business Administration from Babson College. The board has determined that Mr. Beck is an independent director and an “audit committee financial expert” as described in applicable SEC rules.

Thomas T. Edman has served as our Director since September 2004. Mr. Edman has been employed by Applied Films Corporation since June 1996 and has served as its President and Chief Executive Officer since May 1998. From June 1996 until May 1998, Mr. Edman served as Chief Operating Officer and Executive Vice President of Applied Films. From 1993 until joining Applied Films, he served as General Manager of the High Performance Materials Division of Marubeni Specialty Chemicals, Inc., a subsidiary of a major Japanese trading corporation. Mr. Edman serves on the board of directors of Applied Films. Mr. Edman also serves on the national board of directors of the American Electronics Association, a professional trade organization, and is chairman of its audit committee. He also serves on the Governing Board of the USDC (United States Display Consortium). Mr. Edman holds a Bachelor of Arts degree in East Asian studies (Japan) from Yale University and a Master’s degree in Business Administration from The Wharton School at the University of Pennsylvania. The board has determined that Mr. Edman is an independent director.

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

Robert E. Klatell has served as our Director since September 2004. Mr. Klatell served as a consultant to Arrow Electronics, Inc. from January 2004 to December 2004. Mr. Klatell served in various executive capacities at Arrow from February 1976 to December 2003, most recently as Executive Vice President from July 1995 to December 2003. Mr. Klatell is a member of the board of directors of Datascope Corp. and Mediagrif Interactive Technologies Inc. Mr. Klatell holds a Bachelor of Arts degree in History from Williams College and a Juris Doctorate from New York University Law School. The board has determined that Mr. Klatell is an independent director.

John G. Mayer has served as our Director since September 2000. Mr. Mayer is presently retired. From January 1997 to November 1999, Mr. Mayer served as Vice President of Tyco Printed Circuit Group, Inc., a printed circuit board manufacturer. Mr. Mayer served as Chief Operating Officer of ElectroStar, Inc., previously a publicly held printed circuit board manufacturing company, from December 1994 to December 1996. From April 1986 to November 1994, Mr. Mayer served as President of Electro-Etch Circuits, Inc., a predecessor company to ElectroStar. Mr. Mayer holds a Bachelor of Arts in History, the Arts and Letters from Yale University and a Juris Doctorate from UCLA School of Law. The board has determined that Mr. Mayer is an independent director.

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

Audit Committee

Our board of directors has established an audit committee to review and monitor our corporate financial reporting and our external audits, including, among other things, our internal audit and control functions, the results and scope of the annual audit and other services provided by our independent registered public accountants, and our compliance with legal requirements that have a significant impact on our financial reports. The audit committee also consults with our management and our independent registered public accountants regarding the preparation of financial statements and, as appropriate, initiates inquiries into aspects of our financial affairs. In addition, the audit committee has the responsibility to consider and recommend the appointment of, and to review fee arrangements with, our independent registered public accountants. The chair of the audit committee is Mr. Richard P. Beck, and the other members of the audit committee are Messrs. James K. Bass and John G. Mayer. The board of directors has determined that each member of the audit committee is independent as described in applicable Nasdaq listing standards. The directors have also determined that Mr. Beck is an “audit committee financial expert,” as defined under Item 401(h) of Regulation S-K. A copy of the audit committee’s charter is publicly available on the Company’s website at www.ttmtech.com. The audit committee met twelve times, including eight telephonic meetings, during fiscal year 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During 2004, we believe that our directors, executive officers and 10 percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid by us for the fiscal years ended December 31, 2004, 2003, and 2002 to our Chief Executive Officer and each of our other executive officers whose total salary and bonus exceeded $100,000 in 2004.

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
	Annual Compensation					Awards	Payouts
Name and Principal Position	Year	Salary($)	Bonus($)		Other Annual Compensation ($)(1)	Securities Underlying Options(#)	LTIP Payouts ($)	All Other Compensation ($)(2)
Kenton K. Alder	2004	292,596	324,000	(3)	—	—	—	1,650
Chief Executive Officer,	2003	272,500	75,000	(4)	—	210,000	—	2,411
President and Director	2002	266,442	—		—	85,000	—	1,179
Stacey M. Peterson	2004	186,230	166,250	(3)	—	—	—	1,315
Senor Vice President,	2003	176,000	40,300	(4)	—	110,000	—	1,218
Chief Financial Officer and	2002	175,077	—		—	61,000	—	1,931
Secretary
O. Clay Swain	2004	161,714	145,250	(3)	—	—	—	816
Senior Vice President,	2003	150,080	37,300	(4)	—	110,000	—	—
Sales and Marketing	2002	147,366	—		—	41,000	—	—
Shane S. Whiteside	2004	218,269	185,500	(3)	—	—	—	1,641
Senior Vice President,	2003	210,914	40,500	(4)	—	110,000	—	1,502
and Chief Operating Officer	2002	147,366	—		—	60,000	—	1,412

(1)    Except as otherwise provided in this table, no amounts for perquisites and other personal benefits received by any of the named executive officers are shown because the aggregate dollar amounts were lower than the reporting requirements established by the rules of the SEC.

(2)    Represents matching contributions by us under our 401(k) plan.

(3)    Represents a bonus paid in 2005 based on performance in 2004.

(4)    Represents a bonus paid in 2004 based on performance in 2003.

Stock Option Grants

We did not grant any stock options in 2004 to our Chief Executive Officer nor any of our other executive officers, nor did we grant any stock appreciation rights in 2004.

Stock Option Exercises and Values for Fiscal 2004

The following table sets forth information, with respect to our executive officers named in the Summary Compensation Table, concerning options exercised in 2004 and unexercised options held by them as of the end of such fiscal year:

	Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value
	Shares Acquired	Value	Number of Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004($)(1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Kenton K. Alder	248,930	$2,304,625	375,323	239,000	$2,244,652	$350,190
Stacey M. Peterson	60,790	$796,200	127,510	135,200	$514,511	$237,750
O. Clay Swain	44,130	612,802	157,527	125,425	$723,574	$151,440
Shane Whiteside	35,200	249,892	181,801	131,125	$1,141,781	$236,760

(1)          The closing sales price per share for our common stock as reported by the Nasdaq National Market on December 31, 2004, was $11.80. The option value is calculated by multiplying (a) the positive difference, if any, between $11.80 and the option exercise price by (b) the number of shares of common stock underlying the option.

Director Compensation

Our non-employee directors receive the following compensation: an annual cash retainer of $15,000 to attend four in person board meetings per year; a $500 payment per meeting; a $500 payment for each committee meeting; $500 per year for serving as a committee chairman; and reimbursement of expenses relating to the board meetings. Non-employee directors are also paid $5,000 per director for attending any “special” committee set up to represent the interests of the minority shareholders.

Upon election, each non-employee director receives an option to purchase 20,000 shares of our Common Stock. At each annual meeting of stockholders, each non-employee director, who has served as a director for the previous six months, receives an option to purchase 4,000 shares of our Common Stock. The options provided to the non-employee directors expire on the grant date’s 10th anniversary and vest over a five-year period.

Employment Agreements and Change of Control Arrangements

Stacey M. Peterson.   In February 2000, we entered into a letter agreement with Stacey M. Peterson, our Chief Financial Officer. Pursuant to the agreement, Ms. Peterson receives an annual salary of $160,000 and is eligible to participate in our incentive cash compensation plan with a bonus of up to 50% of her base salary. In addition, Ms. Peterson received options to purchase 125,400 shares of our common stock at an exercise price of $2.63 per share under our management stock option plan. These options are now fully vested. If Ms. Peterson is terminated without cause, she will receive salary continuation for six months.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2004, our compensation committee consisted of Messrs. Goettman, Mayer, and Moran. None of these individuals had any contractual or other relationships with us during such fiscal year except as directors. No interlocking relationship exists between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of each class of common stock beneficially owned as of March 31, 2005, by (a) each of our current directors, (b) each of our current executive officers, (c) all of our current directors and current executive officers as a group, and (d) each person known by us to own beneficially more than five percent of our outstanding common stock.

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)	Percent(2)
Directors and Executive Officers:
Kenton K. Alder(3)	349,823	*
Jeffrey W. Goettman	—	*
Stacey M. Peterson(4)	94,810	*
O. Clay Swain(5)	145,927	*
Shane S. Whiteside(6)	205,801	*
James K. Bass(7)	16,000	*
Richard P. Beck(7)	21,000	*
Thomas T. Edman	—	*
Robert E. Klatell	—	*
John G. Mayer(7)	16,000	*
All directors and executive officers as a group (10 persons)(8)	849,361	2.1%
5% Stockholders :
AXA Financial, Inc.(9)	3,148,950	7.6%
Royce & Associates, LLC(10)	4,623,700	11.2%
Lazard Asset Management LLC(11)	2,436,805	5.9%
JPMorgan Chase & Co.(12)	2,119,820	5.1%

*                    Represents less than 1% of our outstanding common stock.

(1)          Except as otherwise indicated, the address of each person listed on the table is 2630 S. Harbor Blvd, Santa Ana, CA, 92704.

(2)          We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2005, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 41,196,643 shares of our common stock outstanding as of March 31, 2005.

(3)          Includes 1,500 shares held by Mr. Alder’s children and 271,354 shares issuable upon exercise of options within 60 days of March 31, 2005.

(4)          Includes 94,810 shares issuable upon exercise of options within 60 days of March 31, 2005.

(5)          Includes 144,927 shares issuable upon exercise of options within 60 days of March 31, 2005.

(6)          Includes 185,801 shares issuable upon exercise of options within 60 days of March 31, 2005.

(7)          Includes 16,000 shares issuable upon exercise of options within 60 days of March 31, 2005.

(8)          Includes 744,892 shares issuable upon exercise of options within 60 days of March 31, 2005.

(9)          Based on a Schedule 13G/A jointly filed on February 14, 2005 with the SEC by the following: (i) AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, and AXA Courtage Assurance Mutuelle as a group (collectively, “Mutuelles AXA”), (ii) AXA, including AXA Rosenberg Investment Management LLC, an AXA entity, and (iii) AXA Financial, Inc., including its subsidiaries Alliance Capital Management L.P. and AXA Equitable Life Insurance Company. Mutuelles AXA own AXA, which in turn owns AXA Financial, Inc. Mutuelles AXA as a group act as a parent holding company to AXA, AXA Rosenberg Investment Management LLC, AXA Financial, Inc., Alliance Capital Management L.P., and AXA Equitable Life Insurance Company. AXA acts as a parent holding company to AXA Rosenberg Investment Management LLC. AXA Financial, Inc. acts as parent holding company to Alliance Capital Management L.P., an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, and AXA Equitable Life Insurance Company, an insurance company and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The 3,148,950 shares beneficially owned by Mutuelles AXA and AXA reflect 298,950 shares owned by AXA Rosenberg Investment Management LLC, 2,322,250 shares acquired by Alliance Capital Management L.P. on behalf of client discretionary investment advisory accounts, and 527,750 shares acquired by AXA Equitable Life Insurance Company. The address for AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York 10104.

(10)   Based on Schedule 13G/A filed on February 3, 2005 with the SEC by Royce & Associates, LLC (“Royce”), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The address for Royce is 1414 Avenue of the Americas, New York, New York 10019.

(11)   Based on Schedule 13G filed on February 14, 2005 with the SEC by Lazard Asset Management LLC (“Lazard”), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The address for Lazard is 30 Rockefeller Plaza, New York, New York 10112.

(12)   Based on Schedule 13G filed on February 11, 2005 with the SEC by JPMorgan Chase & Co. (“JPMorgan”), as a parent holding company to JPMorgan Chase Bank, National Association, J.P. Morgan Investment Management Inc., and Bank One Trust Co., N.A. The address for JPMorgan is 270 Park Ave., New York, New York 10017.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our stock option plans as of December 31, 2004.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(Excluding Securities Reflected in Column(a))
Equity Compensation Plans Approved by Stockholders	2,845,397	$9.32	4,498,989
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	2,845,397	$9.32	4,498,989

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We had an agreement with TC Management, L.L.C., TC Management IV, L.L.C. and Brockway Moran & Partners Management, L.P. (collectively, “the Equity Sponsors”), entities owned by certain of our shareholders, which obligated us to pay these entities a financial advisory fee of 1.5% of the first $50,000,000 of the proceeds or value of any transaction with respect to which the three entities rendered financial advisory services, and 1% of any amount of proceeds or value in excess of $50,000,000 until such time as these entities and their affiliates, on a combined basis, owned less than 25% of our total outstanding voting capital stock.

In connection with the secondary offering in February 2002, we paid the Equity Sponsors a $258,000 financial advisory fee. In connection with the purchase of Advanced Circuits in 2002, we paid the Equity Sponsors a $500,000 financial advisory fee and $40,000 for certain out-of-pocket expenses which were accounted for as direct acquisition costs.

As a result of the secondary offering in September 2003, the Equity Sponsors and their affiliates no longer owned 25% of our total outstanding voting capital stock, and we were no longer obligated to pay the financial advisory fee previously discussed.

In connection with a secondary offering declared effective in June 2004 and completed in December 2004, we incurred $339,000 of offering-related expenses reflected within general and administrative expense. We did not sell shares in this offering but incurred these expenses pursuant to a registration rights agreement between the Equity Sponsors and us. Upon the completion of this offering in December 2004, the Equity Sponsors no longer have any equity interest in us and the management agreement has terminated.

We also had a consulting and management services agreement with Pyxis Partnership, an entity controlled by Kenneth L. Shirley, one of our directors through November 2002. Pyxis provided certain management and consulting services typical of those provided by a Chief Operating Officer. These services were rendered on behalf of Pyxis primarily by Mr. Shirley. During 2002, we paid Pyxis approximately $168,000 for these services.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP served as our independent registered public accountants for the year ended December 31, 2004 and will serve in that capacity for the 2005 fiscal year.

Fees Charged by Independent Registered Public Accountants

The following is a summary of fees, all of which were approved by the audit committee, billed by KPMG LLP for audit and other professional services during the period from January 1, 2003 through December 31, 2004:

	2003	2004
Audit fees	$500,000	$1,156,000
Audit-related fees	—	—
Tax fees	63,000	86,000
All other fees	—	—
Total	$563,000	$1,242,000

“Audit fees” are fees that TTM paid to KPMG for the audits of annual financial statements and management’s assessment of internal control over financial reporting included in the Form 10-K, reviews of financial statements included in the Forms 10-Q and fees related to public offering filings. “Tax fees” include tax return preparation and consultation on various tax issues.

Pre-Approval Policy for Independent Registered Public Accountant’s Fees

In 2003, our Audit Committee adopted a formal policy concerning pre-approval of audit and non-audit services to be provided by our independent registered public accountants. The policy requires that all proposed services to be provided by KPMG LLP must be pre-approved by the audit committee before any services are performed. This policy includes all audit, tax and consulting services that KPMG LLP may provide to the Company. In evaluating whether to engage KPMG LLP for non-audit services, our Audit Committee considers whether the performance of services other than audit services is compatible with maintaining the independence of KPMG LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.
Date: April 25, 2005	By:	/s/ KENTON K. ALDER
Kenton K. Alder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ KENTON K. ALDER	President, Chief Executive Officer	April 25, 2005
Kenton K. Alder	(Principal Executive Officer), and Director
/s/ STACEY M. PETERSON	Chief Financial Officer, Secretary,	April 25, 2005
Stacey M. Peterson	(Principal Financial and Accounting Officer)
/s/ JEFFREY W. GOETTMAN	Chairman of the Board	April 25, 2005
Jeffrey W. Goettman
/s/ ROBERT E. KLATELL	Director	April 25, 2005
Robert E. Klatell
/s/ THOMAS T. EDMAN	Director	April 25, 2005
Thomas T. Edman
/s/ JAMES K. BASS	Director	April 25, 2005
James K. Bass
/s/ RICHARD P. BECK	Director	April 25, 2005
Richard P. Beck
/s/ JOHN G. MAYER	Director	April 25, 2005
John G. Mayer