Form 10-Q
period 2005-04-04
TTM TECHNOLOGIES INC
filed 2005-05-16
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2005

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒   No ☐

Number of shares of common stock, no par value, of registrant outstanding at May 11, 2005:  41,256,643

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2004 and April 4, 2005
(unaudited)
(In thousands)

	December 31, 2004	April 4, 2005
Assets
Current assets:
Cash and cash equivalents	$43,188	$57,308
Short-term investments	15,350	4,574
Accounts receivable, net of allowances of $4,018 and $3,876, respectively	35,778	36,004
Inventories, net	8,993	9,959
Prepaid expenses and other	1,048	1,260
Income taxes receivable	157	157
Deferred income taxes	1,820	1,820
Total current assets	106,334	111,082

Property, plant and equipment:
Property, plant and equipment, at cost	92,841	95,650
Less: accumulated depreciation	(40,667)	(42,817)
Property, plant and equipment, net	52,174	52,833

Other assets:
Debt issuance costs, net of accumulated amortization of $402 and $415 respectively	39	26
Deferred income taxes	1,051	—
Goodwill	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $6,743 and $7,073, respectively	11,636	11,306
Deposits and other	1,383	1,280
Total other assets	77,262	75,765
	$235,770	$239,680
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,530	$10,262
Accrued salaries, wages and benefits	11,629	8,629
Other accrued expenses	1,189	1,327
Income taxes payable	160	1,022
Current portion other long-term liabilities	1,181	1,385
Total current liabilities	23,689	22,625

Other long-term liabilities, less current portion	455	—
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized, 41,014 and 41,209 shares issued and outstanding, respectively	158,190	159,159
Retained earnings	53,436	57,896
Total shareholders’ equity	211,626	217,055
	$235,770	$239,680

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
For the Quarter Ended March 29, 2004 and April 4, 2005
(unaudited)
(In thousands, except per share data)

	Quarter Ended
	March 29, 2004	April 4, 2005

Net sales	$57,696	$58,883
Cost of goods sold	40,416	45,345
Gross profit	17,280	13,538
Operating expenses:
Selling and marketing	3,041	3,017
General and administrative	3,508	3,404
Amortization of definite-lived intangibles	300	300
Total operating expenses	6,849	6,721
Operating income	10,431	6,817
Other income (expense):
Interest expense	(120)	(51)
Amortization of debt issuance costs	(27)	(13)
Interest income and other, net	92	384
Total other income (expense), net	(55)	320
Income before income taxes	10,376	7,137
Income tax provision	(3,850)	(2,677)
Net income	$6,526	$4,460

Basic earnings per share	$0.16	$0.11

Diluted earnings per share	$0.15	$0.11

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
For the Quarter Ended March 29, 2004 and April 4, 2005
(unaudited)
(In thousands)

	Quarter Ended
	March 29, 2004	April 4, 2005
Cash flows from operating activities:
Net income	$6,526	$4,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,960	2,153
Net gain on sale of property, plant and equipment	(2)	—
Amortization of definite-lived intangible assets	330	330
Income tax benefit from common stock options exercised	—	447
Deferred income taxes	3,699	1,051
Other	71	48
Changes in operating assets and liabilities:
Accounts receivable, net	(6,437)	(226)
Inventories, net	(1,736)	(966)
Prepaid expenses and other	(2)	(212)
Accounts payable	1,266	732
Accrued salaries, wages and benefits and other accrued expenses	1,695	(3,134)
Income taxes payable	125	862

Net cash provided by operating activities	7,495	5,545

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(2,876)	(2,709)
Proceeds from sale of property, plant and equipment	2	—
Purchases of available-for-sale short-term investments	(5,000)	(4,300)
Proceeds from sales of available-for-sale short-term investments	4,945	17,150
Purchases of held-to-maturity short-term investments	(4,082)	(4,588)
Proceeds from redemptions of held-to-maturity short-term investments	6,975	2,500

Net cash provided by (used in) investing activities	(36)	8,053

Cash flows from financing activities:
Proceeds from exercise of common stock options	869	522

Net cash provided by financing activities	869	522

Net increase in cash and cash equivalents	8,328	14,120
Cash and cash equivalents at beginning of period	9,643	43,188

Cash and cash equivalents at end of period	$17,971	$57,308

Supplemental cash flow information:
Cash paid for interest	$19	$20
Cash paid, net for income taxes	26	329

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)

(1) Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K, as amended.   The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.   The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31.  The first fiscal quarters 2004 and 2005 contained 89 and 94 days, respectively.

(2) Cash Equivalents and Short-term Investments

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

Short-term investments as of December 31, 2004 and April 4, 2005 were as follows:

	December 31, 2004	April 4, 2005
Available-for-sale:
Auction and variable rate notes	$12,850	$—
Money market funds	8,920	2,897
	21,770	2,897

Held-to-maturity:
Corporate bonds and notes	7,694	23,100
U.S. Treasury and federal agency securities	28,779	33,681
	36,473	56,781

Total short-term investments	58,243	59,678
Amounts classified as cash equivalents	42,893	55,104
Amounts classified as short-term investments	$15,350	$4,574

As of April 4, 2005, debt securities totaled $56,781, are classified as held-to-maturity and mature in less than one year.

For each of the quarters ended March 29, 2004 and April 4, 2005 realized gains and losses upon the sale of available-for-sale investments were insignificant.  Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income.  The specific identification method is used to compute the realized gains and losses on debt investments.

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

Cash equivalents of $14,649 at March 29, 2004 have been reclassified to short-term investments to conform to the April 4, 2005 presentation.

(3) Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  Inventories as of December 31, 2004 and April 4, 2005 consist of the following:

	December 31, 2004	April 4, 2005

Raw materials	$2,791	$2,858
Work-in-process	4,542	4,916
Finished goods	1,660	2,185
	$8,993	$9,959

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

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarters ended March 29, 2004 and April 4, 2005:

	Quarter Ended March 29, 2004			Quarter Ended April 4, 2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$6,526	40,605	$0.16	$4,460	41,078	$0.11
Effect of options		1,576			706

Diluted EPS	$6,526	42,181	$0.15	$4,460	41,784	$0.11

The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share.  Stock options to purchase 0 and 1,433 shares of common stock at March 29, 2004 and April 4, 2005, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.

(5) Stock-based Compensation

The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by SFAS No. 123. Had compensation cost been determined in accordance with SFAS No. 123, the Company’s net income and earnings per share for the fiscal quarters ended March 29, 2004 and April 4, 2005 would have been changed to the following pro forma amounts:

	Quarter Ended
	March 29, 2004	April 4, 2005
Net income:
As reported	$6,526	$4,460
Add: Amortization of deferred compensation	10	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,074)	(929)
Pro forma net income	$5,462	$3,531
Basic earnings per share:
As reported	$0.16	$0.11
Pro forma	0.13	0.09
Diluted earnings per share:
As reported	$0.15	$0.11
Pro forma	0.13	0.09

(6) Significant Customers

The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”).  The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

For the fiscal quarter ended April 4, 2005, two customers accounted for approximately 32% and 17% of net sales. For the fiscal quarter ended March 29, 2004, two customers accounted for approximately 27% and 14% of net sales.  Sales to our ten largest customers were 66% and 68% of net sales in the fiscal quarters ended March 29, 2004 and April 4, 2005, respectively.  The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect of the Company’s financial condition and results of operations.

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

For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due.  As of December 31, 2004 and April 4, 2005, five customers in the aggregate accounted for 66% and 61%, respectively, of total accounts receivable at each period end.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the year ended December 31, 2004, as amended, filed with the Securities and Exchange Commission.

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

At December 31, 2004, we substantially completed phase one, which featured the construction of a 47,000-square-foot addition and the purchase of capital equipment. The expansion increased capacity by approximately 55%, at a capital cost of approximately $10 million. While we realized approximately half of this capacity expansion in the second half of 2004, we expect to add employees and realize the remaining capacity over the course of 2005, as necessary, based on demand.

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

We measure customers as those companies that have placed at least two orders in the preceeding 12-month period.  As of April 4, 2005, we had approximately 565 customers and approximately 580 as of March 29, 2004.

Sales to our 10 largest customers accounted for 66% of our net sales in the first fiscal quarter 2004 and 68% of our net sales in the first fiscal quarter 2005. We sell to OEMs both directly and indirectly through EMS companies.  Sales attributable to our five largest OEM customers accounted for approximately 54% and 58% of our net sales in the first fiscal quarter 2004 and 2005, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	First Fiscal Quarter
End Markets (1)	2004	2005

Networking/Communication	39.7%	49.3%
High-End Computing	33.7	25.9
Industrial/Medical	13.4	14.3
Computer Peripherals	7.4	5.0
Handheld/Cellular	2.4	2.4
Other	3.4	3.1
Total	100.0%	100.0%

(1)           Sales to EMS companies are classified by the end markets of their OEM customers.

We measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. In the first fiscal quarter 2005, we refined our process and improved the accuracy of how we measure quick-turn work at our Chippewa Falls facility. Quick-turn orders increased slightly from 20% of net sales in 2004 to 21% of net sales in the first fiscal quarter 2005. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

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

Accounting policies where significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; realizability of deferred tax assets; and self-insured medical reserves.  A detailed description of these estimates and our policies to account for them is included in the notes to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts. Our actual bad debts may differ from our estimates.

In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. Our inventory requirements change based on our projected customer demand, which changes due to market conditions, technological and product life cycle changes and longer or shorter than expected usage periods. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements.     To the extent our actual experience varies from our judgments, revisions to our assessment of realization of inventories may be required.

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

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our quick-turn business. During the fourth fiscal quarter 2004, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed.  At April 4, 2005, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable.  We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable.   If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At April 4, 2005, we have deferred income tax assets of $8.1 million, which is net of a valuation allowance of approximately $14.5 million.   Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could positively or negatively affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

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

Results of Operations

First Fiscal Quarter 2005 Compared to the First Fiscal Quarter 2004

There were 94 and 89 days in the first fiscal quarters 2005 and 2004, respectively.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	March 29, 2004	April 4, 2005

Net sales	100.0%	100.0%
Cost of goods sold	70.0	77.0
Gross profit	30.0	23.0

Operating expenses:
Selling and marketing	5.3	5.1
General and administrative	6.1	5.8
Amortization of definite-lived intangibles	0.5	0.5
Total operating expenses	11.9	11.4

Operating income	18.1	11.6
Other income (expense):
Interest expense	(0.2)	(0.1)
Amortization of debt issuance costs	(0.1)	—
Interest income and other, net	0.2	0.6

Income before income taxes	18.0	12.1
Income tax provision	(6.7)	(4.5)
Net income	11.3%	7.6%

Net Sales

Net sales increased 2.1% from $57.7 million in the first fiscal quarter 2004 to $58.9 million in the first fiscal quarter 2005 due to an increase in production volume. Volume increased primarily due to higher demand from our customers accompanied by the expansion of production capacity in our Chippewa Falls, Wisconsin, facility. This expansion began during the second fiscal quarter 2004 and included hiring additional employees, purchasing additional capital equipment and constructing a 47,000 square foot addition to our building. Prices fell due to a higher mix of more standard lead-time products as well as increased competition and seasonality in the quick-turn segment of the printed circuit board market. We generally charge higher prices for printed circuit boards with time sensitive delivery requirements, high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards accurately.

Gross Profit

Cost of goods sold increased $4.9 million, or 12.2%, from $40.4 million for the first fiscal quarter 2004 to $45.3 million for the first fiscal quarter 2005. Several factors caused this increase, including price increases in raw materials; higher utilities costs, primarily natural gas; and start-up costs associated with our Chippewa Falls expansion. In addition, higher wage rates and medical costs as well as greater headcount led to increased labor costs. Cost of goods sold also rose due to an increase in the number of printed circuit boards sold.  As a percentage of net sales, cost of goods sold increased from 70.0% for the first fiscal quarter 2004 to 77.0% for the first fiscal quarter 2005 due primarily to declining prices offset somewhat by greater labor efficiency and increased absorption of fixed costs.

As a result of the foregoing, gross profit decreased $3.8 million, or 21.7%, from $17.3 million for the first fiscal quarter 2004 to $13.5 million for the first fiscal quarter 2005.  Our gross margin declined from 30.0% in the first fiscal quarter 2004 to 23.0% in the first fiscal quarter 2005.

The decline in our gross margin was due to lower prices for our products as well as higher cost of goods sold, which increased due to the factors discussed above. This decline in gross margin was somewhat mitigated by greater labor efficiency and increased absorption of fixed costs due to increased production.  Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes.  As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases.  However, at higher capacity utilization rates, additional employees and capital may be required.  These gains in efficiency partially offset the increased costs related to our shift toward more complex work characterized by higher layer count.  Our average layer count increased from 14.7 in the first fiscal quarter 2004 to 16.1 in the first fiscal quarter 2005.

Operating Expenses

Sales and marketing expenses totaled $3.0 million, or 5.3% of net sales, for the first fiscal quarter 2004 and remained at $3.0 million, or 5.1% of net sales, for the first fiscal quarter 2005. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs as well as a lower commission rate.

General and administrative expenses decreased $0.1 million from $3.5 million, or 6.1% of net sales, for the first fiscal quarter 2004 to $3.4 million, or 5.8% of net sales, for the first fiscal quarter 2005.  The decrease in expenses resulted primarily from lower incentive compensation expense and lower bad debt expense partially offset by higher accounting fees for the audit of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act. General and administrative expenses decreased as a percentage of net sales due to the relatively fixed nature of these expenses and our higher sales base.

Other Income (Expense)

Other income (expense) increased $0.4 million from an expense of $0.1 million in the first fiscal quarter 2004 to income of $0.3 million in the first fiscal quarter 2005. This increase resulted from higher interest income on our higher cash and short term investment balance as well as lower interest expense due to the repayment of debt.

Income Taxes

The provision for income taxes decreased from a $3.9 million provision for the first fiscal quarter 2004 to a $2.7 million provision for the first fiscal quarter 2005. The decrease in the income tax provision from the first fiscal quarter 2004 to the first fiscal quarter 2005 resulted primarily from lower pretax income partially offset by a slightly higher estimated effective tax rate for 2005 than the effective tax rate used in 2004.  Our effective tax rate for the first fiscal quarter 2005 was 37.5%.  Our effective tax rate is primarily impacted by the federal income tax rate, state income taxes and utilization of other credits and deductions available to us. We record income tax expense or benefit at a rate that is based on expected results for the year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, proceeds from employee exercises of stock options and proceeds from our public offerings. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures and fund working capital requirements.  We anticipate that financing capital expenditures, funding working capital requirements and financing possible acquisitions will continue to be the principal demands on our cash in the future. As of April 4, 2005, we had working capital of approximately $88.5 million compared to $82.6 million at December 31, 2004.  The increase in working capital is primarily attributable to increases in cash and cash equivalents and inventories as well as a decrease in accrued salaries, wages and benefits.

Our 2005 capital plan is expected to total approximately $11 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities throughout our facilities.  At December 31, 2004, we substantially completed the first phase of our Chippewa Falls capacity expansion, which included constructing a 47,000-square-foot addition to our building. The second phase of our Chippewa Falls capacity expansion, not currently included in the 2005 capital plan, would cost approximately $4 million and would be made as demand and market conditions warrant.  This second phase could be completed within three to six months of determining to proceed and will be revisited on a regular basis throughout 2005 and in future periods.

The following table provides information on future minimum lease payments under non-cancelable operating leases, current purchase obligations related to capital expenditures and other long-term liabilities reflected on our balance sheet under generally accepted accounting principles as of April 4, 2005 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	$405	$240	$165	$—	$—
Purchase obligations	1,192	1,192	—	—	—
Other long-term liabilities(1)	1,639	1,477	162	—	—
Total contractual obligations	$3,236	$2,909	$327	$—	$—

(1)   Our balance sheet reflects these other long-term liabilities at their net present value.

Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our currently anticipated capital expenditures and working capital needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are for contractual obligations as indicated in our contractual obligations table above and for capital purchases under the proposed second phase of our Chippewa Falls expansion, if we determine to proceed with it.

Net cash provided by operating activities was $5.5 million in the first fiscal quarter 2005, compared to $7.5 million in the first fiscal quarter 2004.  Our first fiscal quarter 2005 operating cash flow of $5.5 million primarily reflects net income of $4.5 million, $2.5 million of depreciation and amortization, a $1.0 million decrease in deferred income taxes, and a $0.4 million income tax benefit from common stock option exercises partially offset by a net increase in working capital of $2.9 million, excluding cash and short-term investments.

Net cash provided by investing activities was $8.1 million in the first fiscal quarter 2005, compared to net cash used in investing activities of $36,000 in the first fiscal quarter 2004. In the first fiscal quarter 2005, we purchased $2.7 million of property, plant and equipment and had a net decrease in short-term investments of $10.8 million.

Net cash provided by financing activities was $0.5 million in the first fiscal quarter 2005 compared to $0.9 million in the first fiscal quarter 2004. Our first fiscal quarter 2005 financing net cash flow reflects net proceeds of $0.5 million from employee stock option exercises.

We have a committed revolving loan facility of $25.0 million with a final maturity date of September 29, 2005. We may borrow, repay and reborrow under the revolving loan facility at any time. The revolving loan bears interest at rates ranging from LIBOR plus 1.5% to 2.5% or the Alternate Base Rate (as defined in the credit agreement) plus 0.5% to 1.0%. The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement. Our borrowings under the revolving facility are subject to a borrowing base or formula that is based on our accounts receivable and inventory. As of April 4, 2005 we had no outstanding revolving loan balances. We pay quarterly a commitment fee ranging from 0.30% to 0.45% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing.  As of April 4, 2005, we were in compliance with the covenants and had $18.0 million of available borrowing capacity under our revolving loan facility.

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

Seasonality

We have historically experienced some seasonality in our first fiscal quarter associated with our quick-turn business and in our second and third fiscal quarters in our computer peripherals and consumer electronics products.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal or annual period after December 31, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

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

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively affected by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity, or a decline in the electronics industry could negatively affect our business, results of operations, and financial condition. Our net sales declined from $129.0 million in 2001 to $89.0 million in 2002, due to these factors. The electronics industry has seen improvements from the recent downturn, and we experienced sequential quarterly increases in our net sales from $39.6 million in the first fiscal quarter 2003 to $62.2 million in the third fiscal quarter 2004. Our sales in the fourth fiscal quarter 2004 declined to $59.2 million and remained essentially flat in the first fiscal quarter 2005 with net sales of $58.9 million. A decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.

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

A small number of customers are responsible for a significant portion of our net sales.   Our five largest OEM customers accounted for approximately 54% of our net sales in 2004 and approximately 58% of our net sales in the first fiscal quarter 2005.   If our customers fail to place orders with us at past levels, it would harm our business, results of operations, and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

Our 10 largest customers accounted for approximately 65% of our net sales in 2004, and approximately 68% of our net sales in the first fiscal quarter 2005.  Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies.  Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products.  Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers.  This concentration of customers exposes us to increased credit risks.  If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

Our sales to EMS providers decreased from approximately 72% of our net sales in 2004 to approximately 70% of our net sales in the first fiscal quarter 2005.  EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base might shrink, and our business and sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations, and financial condition may be harmed.

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

As of April 4, 2005, our consolidated balance sheet reflected $74.5 million of goodwill and intangible assets.   We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized.  Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

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

As of April 4, 2005, we had deferred tax assets of approximately $8.1 million, which is net of a valuation allowance of $14.5 million.  If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets,, which would reduce our earnings per share.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our senior credit facility bears interest at floating rates.

The revolving loan bears interest ranging from 1.5% to 2.5% per annum plus the applicable LIBOR or from 0.5% to 1.0% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility.  A 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.  As of April 4, 2005, we have no outstanding revolving loans.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 4, 2005.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of April 4, 2005.  There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

Item 1.                                   Legal Proceedings

From time to time we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation.

Reference is made to the disclosure regarding our pending patent infringement lawsuit filed by Lemelson Medical, Education and Research Foundation, L.P. in our annual report on Form 10-K, as amended, for the year ended December 31, 2004. There have been no material developments in that case since the date of that report.

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

TTM Technologies, Inc.

Dated:	May 16, 2005	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated:	May 16, 2005	/s/ Stacey M. Peterson
Stacey M. Peterson
Chief Financial Officer and Secretary