Form 10-Q
period 2005-07-04
TTM TECHNOLOGIES INC
filed 2005-08-15
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2005

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒   No ☐

Number of shares of common stock, no par value, of registrant outstanding at August 10, 2005:  41,287,956

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets
As of December 31, 2004 and July 4, 2005
(unaudited)
(In thousands)

	December 31, 2004	July 4, 2005
Assets
Current assets:
Cash and cash equivalents	$43,188	$44,691
Short-term investments	15,350	18,897
Accounts receivable, net of allowances of $4,018 and $3,808, respectively	35,778	37,626
Inventories, net	8,993	11,174
Prepaid expenses and other	1,048	1,319
Income taxes receivable	157	157
Deferred income taxes	1,820	1,820
Total current assets	106,334	115,684

Property, plant and equipment:
Property, plant and equipment, at cost	92,841	98,572
Less: accumulated depreciation	(40,667)	(44,833)
Property, plant and equipment, net	52,174	53,739

Other assets:
Debt issuance costs, net of accumulated amortization of $402 and $428, respectively	39	13
Deferred income taxes	1,051	—
Goodwill	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $6,743 and $7,402, respectively	11,636	10,977
Deposits and other	1,383	313
Total other assets	77,262	74,456
	$235,770	$243,879
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,530	$8,164
Accrued salaries, wages and benefits	11,629	10,126
Other accrued expenses	1,189	1,321
Income taxes payable	160	—
Current portion of other long-term liabilities	1,181	1,027
Total current liabilities	23,689	20,638

Deferred income taxes	—	2,533
Other long-term liabilities, less current portion	455	—
Total long-term liabilities	455	2,533

Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized, 41,014 and 41,288 shares issued and outstanding, respectively	158,190	159,540
Retained earnings	53,436	61,168
Total shareholders’ equity	211,626	220,708
	$235,770	$243,879

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
For the Quarter and Two Quarters Ended June 28, 2004 and July 4, 2005
(unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	June 28, 2004	July 4, 2005	June 28, 2004	July 4, 2005

Net sales	$61,595	$57,216	$119,291	$116,099
Cost of goods sold	42,519	46,179	82,935	91,524
Gross profit	19,076	11,037	36,356	24,575
Operating expenses:
Selling and marketing	3,118	2,865	6,159	5,882
General and administrative	3,812	3,035	7,320	6,439
Amortization of definite-lived intangibles	301	301	601	601
Restructuring charges	855	—	855	—
Total operating expenses	8,086	6,201	14,935	12,922
Operating income	10,990	4,836	21,421	11,653
Other income (expense):
Interest expense	(107)	(49)	(227)	(100)
Amortization of debt issuance costs	(26)	(13)	(53)	(26)
Interest income and other, net	116	462	208	846
Total other income (expense), net	(17)	400	(72)	720
Income before income taxes	10,973	5,236	21,349	12,373
Income tax provision	(4,063)	(1,964)	(7,913)	(4,641)
Net income	$6,910	$3,272	$13,436	$7,732

Basic earnings per share	$0.17	$0.08	$0.33	$0.19

Diluted earnings per share	$0.17	$0.08	$0.32	$0.19

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
For the Two Quarters Ended June 28, 2004 and July 4, 2005
(unaudited)
(In thousands)

	Two Quarters Ended
	June 28, 2004	July 4, 2005
Cash flows from operating activities:
Net income	$13,436	$7,732
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring charge for impairment of building	855	—
Depreciation on property, plant and equipment	4,015	4,412
Net gain on sale of property, plant and equipment	(5)	—
Amortization of definite-lived intangible assets	659	659
Income tax benefit from common stock options exercised	—	601
Deferred income taxes	7,315	3,584
Other	137	144
Changes in operating assets and liabilities:
Accounts receivable, net	(7,399)	(1,848)
Inventories, net	(792)	(2,181)
Prepaid expenses and other	172	(271)
Income taxes receivable	105	—
Accounts payable	1,585	(1,366)
Accrued salaries, wages and benefits and other accrued expenses	1,543	(2,018)
Income taxes payable	—	(160)

Net cash provided by operating activities	21,626	9,288

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(6,440)	(4,908)
Proceeds from sale of property, plant and equipment	29	—
Purchase of available-for-sale short-term investments	(11,000)	(4,300)
Proceeds from sales of available-for-sale short-term investments	6,445	17,150
Purchase of held-to-maturity short-term investments	(15,076)	(22,516)
Proceeds from redemptions of held-to-maturity short-term investments	9,550	6,040

Net cash used in investing activities	(16,492)	(8,534)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,220	749
Principal payments on long-term debt	(1,111)	—

Net cash provided by financing activities	109	749

Net increase in cash and cash equivalents	5,243	1,503
Cash and cash equivalents at beginning of period	9,643	43,188

Cash and cash equivalents at end of period	$14,886	$44,691

Supplemental cash flow information:
Cash paid for interest	$91	$38
Cash paid, net for income taxes	494	414

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)

(1) Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K, as amended.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31.  The second quarters ended June 28, 2004 and July 4, 2005 each contained 91 days.  The two quarters ended June 28, 2004 and July 4, 2005 contained 180 and 185 days, respectively.

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

Short-term investments as of December 31, 2004 and July 4, 2005 were as follows:

	December 31, 2004	July 4, 2005
Available-for-sale:
Auction and variable rate notes	$12,850	$—
Money market funds	8,920	2,797
	21,770	2,797

Held-to-maturity:
Corporate bonds and notes	7,694	27,275
U.S. Treasury and federal agency securities	28,779	30,397
	36,473	57,672

Total short-term investments	58,243	60,469
Amounts classified as cash equivalents	42,893	41,572
Amounts classified as short-term investments	$15,350	$18,897

As of July 4, 2005, debt securities totaled $57,672, are classified as held-to-maturity and mature in less than one year.

For each of the quarters ended June 28, 2004 and July 4, 2005 realized gains and losses upon the sale of available-for-sale investments were insignificant.  Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income.  The specific identification method is used to compute the realized gains and losses on debt investments.

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

Cash equivalents of $19,149 at June 28, 2004 have been reclassified to short-term investments to conform to the July 4, 2005 presentation.

(3) Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  Inventories as of December 31, 2004 and July 4, 2005 consist of the following:

	December 31, 2004	July 4, 2005

Raw materials	$2,791	$3,337
Work-in-process	4,542	5,894
Finished goods	1,660	1,943
	$8,993	$11,174

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

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarters and two quarters ended June 28, 2004 and July 4, 2005:

	Quarter Ended June 28, 2004			Quarter Ended July 4, 2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$6,910	40,759	$0.17	$3,272	41,267	$0. 08
Effect of options		1,092			505
Diluted EPS	$6,910	41,851	$0.17	$3,272	41,772	$0.08

	Two Quarters Ended June 28, 2004			Two Quarters Ended July 4, 2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$13,436	40,683	$0.33	$7,732	41,171	$0.19
Effect of options		1,331			607
Diluted EPS	$13,436	42,014	$0.32	$7,732	41,778	$0.19

The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share.  Stock options to purchase 1,458 and 1,810 shares of common stock for the quarter ended June 28, 2004 and July 4, 2005, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.  Stock options to purchase 737 and 1,618 shares of common stock for the two quarters ended June 28, 2004 and July 4, 2005, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.

(5) Stock-Based Compensation

The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by SFAS No. 123. Had compensation cost been determined in accordance with SFAS No. 123, the Company’s net income and earnings per share for the quarters and two quarters ended June 28, 2004 and July 4, 2005 would have been changed to the following pro forma amounts:

	Quarter Ended
	June 28, 2004	July 4, 2005
Net income:
As reported	$6,910	$3,272
Add: Amortization of deferred compensation	9	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,123)	(7,080)
Pro forma net income (loss)	$5,796	$(3,808)
Basic earnings per share:
As reported	$0.17	$0.08
Pro forma	0.14	(0.09)
Diluted earnings per share:
As reported	$0.17	$0.08
Pro forma	0.14	(0.09)

	Two Quarters Ended
	June 28, 2004	July 4, 2005
Net income:
As reported	$13,436	$7,732
Add: Amortization of deferred compensation	19	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,197)	(8,009)
Pro forma net income (loss)	$11,258	$(277)
Basic earnings per share:
As reported	$0.33	$0.19
Pro forma	0.28	(0.01)
Diluted earnings per share:
As reported	$0.32	$0.19
Pro forma	0.27	(0.01)

(6) Significant Customers

The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”).  The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

For the fiscal quarter ended July 4, 2005, two customers accounted for approximately 30% and 17% of net sales. For the fiscal quarter ended June 28, 2004, two customers accounted for approximately 34% and 17% of net sales.  Sales to our ten largest customers were 68% and 69% of net sales in the fiscal quarter ended June 28, 2004 and July 4, 2005, respectively.  The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect of the Company’s financial condition and results of operations.

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

For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due.  As of December 31, 2004 and July 4, 2005, five customers in the aggregate accounted for 66% and 62%, respectively, of total accounts receivable at each period end.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

(8) Contingencies

From time to time, the Company is involved in various claims and legal disputes in the normal course of its business.  In February 2005, one of the Company’s customers submitted a claim to the Company for costs incurred due to the delivery of nonconforming printed circuit boards pursuant to six separate purchase orders, which were fulfilled between April 2002 and September 2003. The Company contends that its financial exposure to the customer is limited by the terms and conditions of the contract, which exclude consequential and incidental damages.

While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict.  In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at July 4, 2005.

(9) Common Stock

On June 8, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerating the vesting of approximately 986 unvested, “out-of-the-money” stock options awarded to employees, officers and non-employee directors with an exercise price greater than $10.00.  The accelerated options have exercise prices ranging from $10.15 to $16.00.  The closing price of the Company’s common stock on June 8, 2005 was $8.48 per share.  As a result of this accelerated vesting, the Company remeasured compensation expense for the accelerated options under APB No. 25.  Since the options for which vesting was accelerated were “out-of-the-money”, no additional compensation expense was recorded.

The Company accelerated these options in advance of the effective date of, and in anticipation of the earnings effect of, Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The Company expects the accelerated vesting of these options will enable it to avoid recognizing future compensation cost associated with the accelerated stock options upon the adoption of SFAS 123R.  The Company expects the acceleration to reduce the stock option cost it would otherwise be required to record beginning in 2006 by approximately $7,000, on a pre-tax basis.  The accelerated vesting of these options increased pro forma stock-based compensation expense before related tax effect by approximately $8,400 and decreased pro forma net income and earnings per share in the second fiscal quarter 2005. See Note (5).

(10) Subsequent Event

On July 15, 2005, the Company entered into a credit agreement with Wachovia Bank, Comerica Bank and Silicon Valley Bank. The Credit Agreement provides for a $25,000 revolving credit facility, which matures in July 2008.  Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate, as defined in the agreement, or LIBOR, plus a spread, which is based on grid pricing determined by the Company’s consolidated leverage ratio, as defined in the Credit Agreement. The Credit Agreement contains customary limitations, including limitations on indebtedness; limitations on liens; limitations on investments and acquisitions; limitations on dividends, stock redemptions and the redemption or prepayment of other debt; limitations on mergers, consolidations or sales of assets; and limitations on transactions with affiliates. The Company is also subject to financial covenants, including minimum fixed charge coverage ratios and maximum leverage ratios. The credit agreement also contains events of customary default, including nonpayment of principal, interest, fees or other amounts when due; violation of covenants; breaches of representations or warranties; cross defaults; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts.

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K, as amended,, for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

In response to increased customer demand and higher capacity utilization rates, in February 2004, our board of directors approved a plan to significantly expand production capacity at our Chippewa Falls, Wisconsin facility. Chippewa Falls is our largest facility and serves the high-end, complex technology needs of some of our largest and most sophisticated commercial customers.  The plan enabled us to incrementally match our capital expenditures with demand and market conditions.  The plan represented a 55% increase in production capacity. All capacity increases described below represent cumulative increases from capacity levels as of the first quarter of 2004.

In the first fiscal quarter 2005, we completed the construction of a 47,000-square-foot addition and the purchase of capital equipment. The expansion increased capacity by approximately 55%, at a capital cost of approximately $10 million. We realized approximately half of this capacity expansion in the second half of 2004. We expect to utilize the remaining capacity in the future.

We believe that our ability to expand at our existing facilities allows us to efficiently grow without having to qualify customers for, and develop management infrastructure at, a new facility. We reviewed numerous alternatives to meet our customers’ needs and believe that this expansion plan provides us with a significant opportunity for growth with relatively limited risk.

We measure customers as those companies that have placed at least two orders in the preceding 12-month period.  As of July 4, 2005, we had approximately 565 customers and approximately 570 as of June 28, 2004.  Sales to our 10 largest customers accounted for 68% of our net sales in the second fiscal quarter 2004 and 69% of our net sales in the second fiscal quarter 2005. We sell to OEMs both directly and indirectly through EMS companies.  Sales attributable to our five largest OEM customers accounted for approximately 53% and 57% of our net sales in the second fiscal quarter 2004 and 2005, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Second Fiscal Quarter		Two Fiscal Quarters
End Markets (1)	2004	2005	2004	2005

Networking	42.7%	43.5%	41.3%	46.4%
High-End Computing	27.9	29.6	30.7	27.7
Industrial/Medical	18.8	15.3	16.2	14.8
Computer Peripherals	4.2	5.1	5.8	5.0
Handheld/Cellular	2.8	3.1	2.6	2.8
Other	3.6	3.4	3.4	3.3
Total	100.0%	100.0%	100.0%	100.0%

(1)           Sales to EMS companies are classified by the end markets of their OEM customers.

We measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. In the first fiscal quarter 2005, we refined our process and improved the accuracy of how we measure quick-turn work at our Chippewa Falls facility. Quick-turn orders increased slightly from 20% of net sales in 2004 to 22% of net sales in the first two fiscal quarters 2005.  We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. Depending on market conditions, we receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

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

Accounting policies where significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; realizability of deferred tax assets; legal contingencies; and self-insured medical reserves.  A detailed description of these estimates and our policies to account for them is included in the notes to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our quick-turn business. During the fourth fiscal quarter 2004, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed.  At July 4, 2005, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable.  We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At July 4, 2005, we have deferred income tax assets of $5.5 million, which is net of a valuation allowance of approximately $14.5 million.  Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could positively or negatively affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

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

Results of Operations

Second Fiscal Quarter 2005 Compared to the Second Fiscal Quarter 2004

There were 91 days in both the second fiscal quarters 2005 and 2004.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	June 28, 2004	July 4, 2005

Net sales	100.0%	100.0%
Cost of goods sold	69.0	80.7
Gross profit	31.0	19.3

Operating expenses:
Selling and marketing	5.1	5.0
General and administrative	6.2	5.3
Amortization of definite-lived intangibles	0.5	0.5
Restructuring charges	1.4	—
Total operating expenses	13.2	10.8
Operating income	17.8	8.5
Other income (expense):
Interest expense	(0.2)	(0.1)
Amortization of debt issuance costs	(0.0)	(0.0)
Interest income and other, net	0.2	0.8

Income before income taxes	17.8	9.2
Income tax provision	(6.6)	(3.5)
Net income	11.2%	5.7%

Net Sales

Net sales decreased $4.4 million, or 7.1%, from $61.6 million in the second fiscal quarter 2004 to $57.2 million in the second fiscal quarter 2005 due to declining prices partially offset by an increase in production volume. Volume increased primarily due to higher demand from our customers accompanied by the expansion of production capacity in our Chippewa Falls, Wisconsin, facility. This expansion began during the second fiscal quarter 2004 and continued for the remainder of the year. It included hiring additional employees, purchasing additional capital equipment and constructing a 47,000 square foot addition to our building. Prices fell approximately 11% primarily due to increased competition, excess capacity in the North American printed circuit board industry and a shift in product mix.

Gross Profit

Cost of goods sold increased $3.7 million, or 8.6%, from $42.5 million for the second fiscal quarter 2004 to $46.2 million for the second fiscal quarter 2005. Cost of goods sold rose due to an increase in the number of printed circuit boards sold as well as price increases in raw materials and higher utilities costs, primarily natural gas. In addition, higher wage rates and greater headcount led to increased labor costs. As a percentage of net sales, cost of goods sold increased from 69.0% for the second fiscal quarter 2004 to 80.7% for the second fiscal quarter 2005 due primarily to declining prices and higher absolute costs partially offset by increased absorption of fixed costs.

As a result of the foregoing, gross profit decreased $8.1 million, or 42.1%, from $19.1 million for the second fiscal quarter 2004 to $11.0 million for the second fiscal quarter 2005.  Our gross margin declined from 31.0% in the second fiscal quarter 2004 to 19.3% in the second fiscal quarter 2005.

The decline in our gross margin was due to lower prices for our products as well as higher cost of goods sold, which increased due to the factors discussed above. This decline in gross margin was somewhat mitigated by increased absorption of fixed costs due to increased production.  Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes.  As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases.  However, at higher capacity utilization rates, additional employees and capital may be required.

Operating Expenses

Selling and marketing expenses decreased $0.2 million from $3.1 million, or 5.1% of net sales, for the second fiscal quarter 2004 to $2.9 million, or 5.0% of net sales, for the second fiscal quarter 2005. The decrease in expenses resulted primarily from lower commission expense related to the decrease in net sales. The decrease as a percentage of net sales resulted from lower absolute costs as well as a lower commission rate.

General and administrative expenses decreased $0.8 million from $3.8 million, or 6.2% of net sales, for the second fiscal quarter 2004 to $3.0 million, or 5.3% of net sales, for the second fiscal quarter 2005.  The decrease in expenses resulted primarily from lower incentive compensation expense and costs related to a proposed public stock offering in the second fiscal quarter 2004 partially offset by higher labor expense due to higher wage rates as well as higher legal and accounting fees. General and administrative expenses decreased as a percentage of net sales due to the significant decline in expenses in the second fiscal quarter 2005.

In the second fiscal quarter 2004, we recorded a restructuring charge of $0.9 million to write down the value of our Burlington, Washington, building, which we subsequently sold in the fourth fiscal quarter 2004.

Other Income (Expense)

Other income (expense) increased $0.4 million from an expense of $17,000 in the second fiscal quarter 2004 to income of $0.4 million in the second fiscal quarter 2005. This increase resulted from higher interest income on our higher cash and short term investment balance as well as lower interest expense due to the repayment of debt.

Income Taxes

The provision for income taxes decreased from a $4.1 million provision for the second fiscal quarter 2004 to a $2.0 million provision for the second fiscal quarter 2005. The decrease in the income tax provision resulted primarily from lower pretax income partially offset by a slightly higher estimated effective tax rate for 2005 than the effective tax rate used in 2004.  Our effective tax rate for the second fiscal quarter 2005 was 37.5%.  Our effective tax rate is primarily impacted by the federal income tax rate, state income taxes and utilization of other credits and deductions available to us. We record income tax expense or benefit at a rate that is based on expected results for the year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

First Two Fiscal Quarters 2005 Compared to the First Two Fiscal Quarters 2004

There were 180 and 185 days in the first two fiscal quarters 2004 and 2005, respectively.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Two Quarters Ended
	June 28, 2004	July 4, 2005

Net sales	100.0%	100.0%
Cost of goods sold	69.5	78.8
Gross profit	30.5	21.2

Operating expenses:
Selling and marketing	5.2	5.1
General and administrative	6.1	5.6
Amortization of intangibles	0.5	0.5
Restructuring charges	0.7	—
Total operating expenses	12.5	11.2

Operating income	18.0	10.0
Other income (expense):
Interest expense	(0.2)	(0.1)
Amortization of debt issuance costs	(0.1)	(0.0)
Interest income and other, net	0.2	0.7

Income before income taxes	17.9	10.6
Income tax provision	(6.6)	(4.0)
Net income	11.3%	6.6%

Net Sales

Net sales decreased $3.2 million, or 2.7%, from $119.3 million in the first two fiscal quarters 2004 to $116.1 million in the first two fiscal quarters 2005 due to declining prices partially offset by an increase in production volume. Volume increased primarily due to higher demand from our customers accompanied by the expansion of production capacity in our Chippewa Falls, Wisconsin, facility. This expansion began during the second fiscal quarter 2004 and continued for the remainder of the year. It included hiring additional employees, purchasing additional capital equipment and constructing a 47,000 square foot addition to our building. Prices fell approximately 7% primarily due to increased competition, excess capacity in the North American printed circuit board industry and a shift in product mix.

Gross Profit

Cost of goods sold increased $8.6 million, or 10.4%, from $82.9 million for the first two fiscal quarters 2004 to $91.5 million for the first two fiscal quarters 2005. Cost of goods sold rose due to an increase in the number of printed circuit boards sold as well as price increases in raw materials and higher utilities costs, primarily natural gas. In addition, higher wage rates and greater headcount led to increased labor costs. As a percentage of net sales, cost of goods sold increased from 69.5% for the first two fiscal quarters 2004 to 78.8% for the first two fiscal quarters 2005 due primarily to declining prices and higher absolute costs partially offset by increased absorption of fixed costs.

As a result of the foregoing, gross profit decreased $11.8 million, or 32.4%, from $36.4 million for the first two fiscal quarters 2004 to $24.6 million for the first two fiscal quarters 2005.  Our gross margin decreased from 30.5% in the first two fiscal quarters 2004 to 21.2% in the first two fiscal quarters 2005.

The decline in our gross margin was due to lower prices for our products as well as higher cost of goods sold, which increased due to the factors discussed above. This decline in gross margin was somewhat mitigated by increased absorption of fixed costs due to increased production.  Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes.  As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases.  However, at higher capacity utilization rates, additional employees and capital may be required.  These gains in efficiency partially offset the increased costs related to our shift toward more complex work characterized by higher layer count. Our average layer count increased from 15.2 in the first two fiscal quarters 2004 to 15.9 in the first two fiscal quarters 2005.

Operating Expenses

Selling and marketing expenses decreased $0.3 million from $6.2 million, or 5.2% of net sales, for the first two fiscal quarters 2004 to $5.9 million, or 5.1% of net sales, for the first two fiscal quarters 2005. The decrease in expenses resulted primarily from lower commission expense related to the decrease in net sales. The decrease as a percentage of net sales resulted from lower absolute costs as well as a lower commission rate.

General and administrative expenses decreased $0.9 million from $7.3 million, or 6.1% of net sales, for the first two fiscal quarters 2004 to $6.4 million, or 5.6% of net sales, for the first two fiscal quarters 2005.  The decrease in expenses resulted primarily from lower incentive compensation expense and costs related to a proposed public stock offering in the second fiscal quarter 2004 partially offset by higher labor expense due to higher wage rates as well as higher accounting fees for the audit of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act. General and administrative expenses decreased as a percentage of net sales due to the significant decline in expenses in the first two fiscal quarters 2005.

In the first two fiscal quarters 2004, we recorded a restructuring charge of $0.9 million to write down the value of our Burlington, Washington, building, which we subsequently sold in the fourth fiscal quarter 2004.

Other Income (Expense)

Other income (expense) increased $0.8 million from an expense of $0.1 million in the first two fiscal quarters 2004 to income of $0.7 million in the first two fiscal quarters 2005. This increase resulted from higher interest income on our higher cash and short term investment balance as well as lower interest expense due to the repayment of debt.

Income Taxes

The provision for income taxes decreased from a $7.9 million provision for the first two fiscal quarters 2004 to a $4.6 million provision for the first two fiscal quarters 2005. The decrease in the income tax provision resulted primarily from lower pretax income partially offset by a slightly higher estimated effective tax rate for 2005 than the effective tax rate used in 2004.  Our effective tax rate for the first two fiscal quarters 2005 was 37.5%.  Our effective tax rate is primarily impacted by the federal income tax rate, state income taxes and utilization of other credits and deductions available to us. We record income tax expense or benefit at a rate that is based on expected results for the year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, proceeds from employee exercises of stock options and proceeds from our public offerings. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures and fund working capital requirements.  We anticipate that financing capital expenditures, funding working capital requirements and financing possible acquisitions will continue to be the principal demands on our cash in the future. As of July 4, 2005, we had working capital of approximately $95.0 million compared to $82.6 million at December 31, 2004.  The increase in working capital is primarily attributable to increases in cash and cash equivalents, short-term investments, accounts receivable and inventories as well as decreases in accounts payable and accrued salaries, wages and benefits.

Our 2005 capital plan is expected to total approximately $11 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities throughout our facilities.  At December 31, 2004, we substantially completed the Chippewa Falls capacity expansion, which included constructing a 47,000-square-foot addition to our building.

The following table provides information on future minimum lease payments under non-cancelable operating leases, current purchase obligations related to capital expenditures and other long-term liabilities reflected on our balance sheet under generally accepted accounting principles as of July 4, 2005 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$354	$225	$129	$—	$—
Purchase obligations	476	476	—	—	—
Other long-term liabilities (1)	1,264	1,264	—	—	—
Total contractual obligations	$2,094	$1,965	$129	$—	$—

(1)   Our balance sheet reflects these other long-term liabilities at their net present value.

Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our currently anticipated capital expenditures and working capital needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are for contractual obligations as indicated in our contractual obligations table above and for capital purchases under our annual capital plan.

Net cash provided by operating activities was $9.3 million in the first two fiscal quarters 2005, compared to $21.6 million in the first two fiscal quarters 2004.  Our operating cash flow of $9.3 million in the first two fiscal quarters 2005 primarily reflects net income of $7.7 million, $5.2 million of depreciation and amortization, a $3.6 million decrease in deferred income taxes, and a $0.6 million income tax benefit from common stock option exercises partially offset by a net increase in working capital of $7.8 million, excluding cash and short-term investments.

Net cash used in investing activities was $8.5 million in the first two fiscal quarters 2005, compared to net cash used in investing activities of $16.5 million in the first two fiscal quarters 2004. In the first two fiscal quarters 2005, we purchased $4.9 million of property, plant and equipment and had a net increase in short-term investments of $3.6 million.

Net cash provided by financing activities was $0.7 million in the first two fiscal quarters 2005 compared to $0.1 million in the first two fiscal quarters 2004. Our financing net cash flow in the first two fiscal quarters 2005 reflects net proceeds of $0.7 million from employee stock option exercises.

On July 15, 2005, we entered into a credit agreement for a committed revolving loan facility of $25.0 million with a final maturity date of July 15, 2008. We may borrow, repay and reborrow under the revolving loan facility at any time. The revolving loan bears interest at rates ranging from LIBOR plus 1.0% to 1.75% or the Alternate Base Rate (as defined in the credit agreement) plus 0.0% to 0.5%. The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement. As of July 15, 2005, we had no outstanding revolving loan balances. We pay quarterly a commitment fee ranging from 0.20% to 0.35% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing.  As of July 15, 2005, we were in compliance with the covenants.

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.

Impact of Inflation

Historically, our results of operations have not been dependent upon moderate changes in the inflation rate. In the future, depending upon customer demand, we expect that we will be able to pass along component price increases to our customers.

Seasonality

We have historically experienced some seasonality in our first fiscal quarter associated with our quick-turn business and in our second and third fiscal quarters in our computer peripherals and consumer electronics products.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options.  The Company expects to utilize the prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the effect of adopting SFAS 123R.

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

Risks Related to Our Company

We are heavily dependent upon the worldwide electronics industry, which has suffered significant downturns in demand in the past, resulting in excess manufacturing capacity, increased price competition and slower-moving inventories. These global slowdowns decreased demand for our manufacturing services and lowered our sales and gross margins.

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively affected by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity, or a decline in the electronics industry could negatively affect our business, results of operations, and financial condition. Our net sales declined from $129.0 million in 2001 to $89.0 million in 2002, due to these factors. The electronics industry has seen improvements from the recent downturn, and we experienced sequential quarterly increases in our net sales from $39.6 million in the first fiscal quarter 2003 to $62.2 million in the third fiscal quarter 2004. Our sales in the fourth fiscal quarter 2004 declined to $59.2 million, remained essentially flat at $58.9 million in the first fiscal quarter 2005 and declined to $57.2 million in the second fiscal quarter 2005. A decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.

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

If we conclude we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities, and lay off some of our employees.  Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs, and asset impairments, as we did due to the closure of our Burlington, Washington, facility in 2002 and the subsequent sale of the facility in 2004 and the lay off of employees at our Redmond, Washington, facility in 2003.

We are dependent upon a small number of OEM customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.

A small number of customers are responsible for a significant portion of our net sales.  Our five largest OEM customers accounted for approximately 54% of our net sales in 2004 and approximately 57% of our net sales in the second fiscal quarter 2005.  If our customers fail to place orders with us at past levels, it would harm our business, results of operations, and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

Our 10 largest customers accounted for approximately 65% of our net sales in 2004, and approximately 69% of our net sales in the second fiscal quarter 2005.  Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies.  Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products.  Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers.  This concentration of customers exposes us to increased credit risks.  If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

To manufacture printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, and other commodity products, which we order from our suppliers. Although we have preferred suppliers for most of these raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time, we may experience increases in raw material prices, based on demand trends, which can negatively affect our gross margins. For example, we experienced a laminate price increase as recently as the fourth fiscal quarter 2004. Laminate prices have remained roughly stable in 2005. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

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

Our quarterly results of operations are often subject to price competition, demand fluctuations and seasonality. With a high level of fixed operating costs, even small revenue shortfalls would decrease our gross margins and potentially cause the trading price of our common stock to decline.

Our quarterly results of operations fluctuate for a variety of reasons, including:

•      price competition;

•      timing of orders from and shipments to major customers;

•      the levels at which we utilize our manufacturing capacity ;

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

Our sales to EMS providers represented approximately 72% of our net sales in 2004 and approximately 71% of our net sales in the second fiscal quarter 2005.  EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base might shrink, and our business and sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations, and financial condition may be harmed.

Increasingly, our larger customers are requesting that we enter into supply agreements with them that have increasingly restrictive terms and conditions.  These agreements typically include provisions that increase our financial exposure, which could result in significant costs to the company.

Increasingly, our larger customers are requesting that we enter into supply agreements with them.  These agreements typically include provisions that generally serve to increase our exposure for product liability and warranty claims – as compared to our standard invoice – which could result in higher costs to the company as a result of such claims.  In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which can adversely impact our cash flow and results of operations.

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

As of July 4, 2005, our consolidated balance sheet reflected $74.1 million of goodwill and intangible assets.  We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized.  Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

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

If our net earnings do not remain at reasonable levels or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record an additional valuation allowance against our net deferred tax assets.

As of July 4, 2005, we had deferred tax assets of approximately $5.5 million, which is net of a valuation allowance of $14.5 million.  If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets,, which would reduce our earnings per share.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our revolving loan bears interest at rates ranging from 1.0% to 1.75% per annum plus the applicable LIBOR or from 0.0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility.  A 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.  As of July 15, 2005, we had no outstanding revolving loans.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 4, 2005.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 4, 2005.  There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date we carried out our evaluation.

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

TTM Technologies, Inc.

Dated:	August 15, 2005	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated:	August 15, 2005	/s/ Stacey M. Peterson
Stacey M. Peterson
Chief Financial Officer and Secretary