Form 10-Q
period 2005-10-03
TTM TECHNOLOGIES INC
filed 2005-11-14
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2005

Commission File Number:  0-31285

TTM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	91-1033443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☒

Number of shares of common stock, $0.001 par value, of registrant outstanding at November 9, 2005:  41,295,879

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Condensed Balance Sheets
As of December 31, 2004 and October 3, 2005

Consolidated Condensed Statements of Operations
For the quarter and three quarters ended September 27, 2004 and October 3, 2005

Consolidated Condensed Statements of Cash Flows
For the three quarters ended September 27, 2004 and October 3, 2005

Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets
As of December 31, 2004 and October 3, 2005

(unaudited)

(In thousands)

	December 31, 2004	October 3, 2005
Assets
Current assets:
Cash and cash equivalents	$43,188	$41,805
Short-term investments	15,350	29,334
Accounts receivable, net of allowances of $4,018 and $3,941, respectively	35,778	39,317
Inventories, net	8,993	11,774
Prepaid expenses and other	1,048	2,091
Income taxes receivable	157	—
Deferred income taxes	1,820	2,808
Total current assets	106,334	127,129

Property, plant and equipment:
Property, plant and equipment, at cost	92,841	100,289
Less: accumulated depreciation	(40,667)	(47,140)
Property, plant and equipment, net	52,174	53,149

Other assets:
Debt issuance costs, net of accumulated amortization of $402 and $13, respectively	39	219
Deferred income taxes	1,051	—
Goodwill	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $6,743 and $7,732, respectively	11,636	10,647
Deposits and other	1,383	43
Total other assets	77,262	74,062
	$235,770	$254,340
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,530	$9,706
Accrued salaries, wages and benefits	11,629	8,770
Accrued contingencies	—	3,150
Other accrued expenses	1,189	1,530
Income taxes payable	160	117
Current portion of other long-term liabilities	1,181	1,039
Total current liabilities	23,689	24,312

Deferred income taxes	—	5,244
Other long-term liabilities, less current portion	455	—
Total long-term liabilities	455	5,244

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 41,014 and 41,291 shares issued and outstanding, respectively	41	41
Additional paid-in capital	158,149	159,514
Retained earnings	53,436	65,229
Total stockholders’ equity	211,626	224,784
	$235,770	$254,340

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
For the Quarter and Three Quarters Ended September 27, 2004 and October 3, 2005

(unaudited)

(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	September 27, 2004	October 3, 2005	September 27, 2004	October 3, 2005

Net sales	$62,195	$60,979	$181,486	$177,078
Cost of goods sold	44,557	46,827	127,492	138,351
Gross profit	17,638	14,152	53,994	38,727
Operating expenses:
Selling and marketing	2,791	3,050	8,950	8,932
General and administrative	2,914	4,856	10,234	11,295
Amortization of definite-lived intangibles	300	300	901	901
Restructuring charges	—	—	855	—
Total operating expenses	6,005	8,206	20,940	21,128
Operating income	11,633	5,946	33,054	17,599
Other income (expense):
Interest expense	(82)	(16)	(309)	(116)
Amortization of debt issuance costs	(82)	(26)	(135)	(52)
Interest income and other, net	191	547	399	1,393
Total other income (expense), net	27	505	(45)	1,225
Income before income taxes	11,660	6,451	33,009	18,824
Income tax provision	(3,615)	(2,390)	(11,528)	(7,031)
Net income	$8,045	$4,061	$21,481	$11,793

Basic earnings per share	$0.20	$0.10	$0.53	$0.29

Diluted earnings per share	$0.19	$0.10	$0.51	$0.28

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
For the Three Quarters Ended September 27, 2004 and October 3, 2005

(unaudited)

(In thousands)

	Three Quarters Ended
	September 27, 2004	October 3, 2005
Cash flows from operating activities:
Net income	$21,481	$11,793
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring charge for impairment of building	855	—
Depreciation on property, plant and equipment	6,088	6,719
Net gain on sale of property, plant and equipment	(11)	—
Amortization of definite-lived intangible assets	989	989
Income tax benefit from common stock options exercised	—	601
Deferred income taxes	10,771	5,307
Other	249	94
Changes in operating assets and liabilities:
Accounts receivable, net	(8,614)	(3,539)
Inventories, net	1,359	(2,781)
Prepaid expenses and other	98	(1,043)
Income taxes receivable	104	157
Accounts payable	2,674	176
Accrued salaries, wages and benefits and other accrued expenses	3,345	(3,165)
Accrued contingencies	—	3,150
Income taxes payable	—	(43)

Net cash provided by operating activities	39,388	18,415

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(12,127)	(6,355)
Proceeds from sale of property, plant and equipment	47	—
Purchase of available-for-sale short-term investments	(18,500)	(4,300)
Proceeds from sales of available-for-sale short-term investments	19,144	17,150
Purchase of held-to-maturity short-term investments	(18,978)	(47,475)
Proceeds from redemptions of held-to-maturity short-term investments	16,550	20,650

Net cash used in investing activities	(13,864)	(20,330)

Cash flows from financing activities:
Payment of debt issuance costs	—	(232)
Proceeds from exercise of common stock options	1,303	764
Principal payments on long-term debt	(7,777)	—

Net cash provided by (used in) by financing activities	(6,474)	532

Net increase (decrease) in cash and cash equivalents	19,050	(1,383)
Cash and cash equivalents at beginning of period	9,643	43,188

Cash and cash equivalents at end of period	$28,693	$41,805

Supplemental cash flow information:
Cash paid for interest	$178	$72
Cash paid, net for income taxes	734	1,009

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc., formerly Pacific Circuits, Inc., was incorporated under the laws of the State of Washington on March 20, 1978 and reincorporated under the laws of the State of Delaware on August 29, 2005. In July 1999, Power Circuits, Inc. was acquired, and on December 26, 2002, Honeywell Advanced Circuits, Inc., renamed to TTM Advanced Circuits, Inc., (“Advanced Circuits”) was acquired, and both became wholly owned subsidiaries of TTM Technologies, Inc. TTM Technologies International, Inc. was established as a wholly owned subsidiary of TTM Technologies, Inc. in December 2004.  TTM Technologies, Inc. and its wholly owned subsidiaries are collectively referred to as (“the Company”). The Company is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment. The Company sells to a variety of customers located both within and outside of the United States of America.

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K, as amended.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31.  The third quarters ended September 27, 2004 and October 3, 2005 each contained 91 days.  The three quarters ended September 27, 2004 and October 3, 2005 contained 271 and 276 days, respectively.

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

Short-term investments as of December 31, 2004 and October 3, 2005 were as follows:

	December 31, 2004	October 3, 2005
Available-for-sale:
Auction and variable rate notes	$12,850	$—
Money market funds	8,920	14,518
	21,770	14,518

Held-to-maturity:
Corporate bonds and notes	7,694	20,527
U.S. Treasury and federal agency securities	28,779	25,123
	36,473	45,650

Total short-term investments	58,243	60,168
Amounts classified as cash equivalents	42,893	30,834
Amounts classified as short-term investments	$15,350	$29,334

As of October 3, 2005, debt securities in the amount of $45,650 are classified as held-to-maturity and mature in less than one year.

For each of the quarters and three quarters ended September 27, 2004 and October 3, 2005 realized gains and losses upon the sale of available-for-sale investments were insignificant.  Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income.  The specific identification method is used to compute the realized gains and losses on debt investments.

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

Cash equivalents of $13,950 at September 27, 2004 have been reclassified to short-term investments to conform to the October 3, 2005 presentation.

(3) Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  Inventories as of December 31, 2004 and October 3, 2005 consist of the following:

	December 31, 2004	October 3, 2005

Raw materials	$2,791	$3,254
Work-in-process	4,542	6,620
Finished goods	1,660	1,900
	$8,993	$11,774

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

The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarters and three quarters ended September 27, 2004 and October 3, 2005:

	Quarter Ended September 27, 2004			Quarter Ended October 3, 2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$8,045	40,851	$0.20	$4,061	41,288	$0.10
Effect of options		918			438
Diluted EPS	$8,045	41,769	$0.19	$4,061	41,726	$0.10

	Three Quarters Ended September 27, 2004			Three Quarters Ended October 3, 2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$21,481	40,740	$0.53	$11,793	41,210	$0.29
Effect of options		1,192			551
Diluted EPS	$21,481	41,932	$0.51	$11,793	41,761	$0.28

The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on earnings per common share.  Stock options to purchase 1,640 and 1,994 shares of common stock for the quarter ended September 27, 2004 and October 3, 2005, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.  Stock options to purchase 1,040 and 1,742 shares of common stock for the three quarters ended September 27, 2004 and October 3, 2005, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.

(5) Stock-based Compensation

The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148. Had compensation cost been determined in accordance with SFAS No. 123, the Company’s net income and earnings per share for the quarters and three quarters ended September 27, 2004 and October 3, 2005 would have been changed to the following pro forma amounts:

	Quarter Ended
	September 27, 2004	October 3, 2005
Net income:
As reported	$8,045	$4,061
Add: Amortization of deferred compensation	1	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,127)	(1,010)
Pro forma net income	$6,919	$3,051

Basic earnings per share:
As reported	$0.20	$0.10
Pro forma	0.17	0.07
Diluted earnings per share:
As reported	$0.19	$0.10
Pro forma	0.17	0.07

	Three Quarters Ended
	September 27, 2004	October 3, 2005
Net income:
As reported	$21,481	$11,793
Add: Amortization of deferred compensation	20	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,324)	(9,019)
Pro forma net income	$18,177	$2,774

Basic earnings per share:
As reported	$0.53	$0.29
Pro forma	0.45	0.07
Diluted earnings per share:
As reported	$0.51	$0.28
Pro forma	0.44	0.07

(6) Significant Customers

The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”).  The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

For the fiscal quarter ended October 3, 2005, two customers accounted for approximately 27% and 19% of net sales. For the fiscal quarter ended September 27, 2004, two customers accounted for approximately 29% and 18% of net sales.  Sales to our ten largest customers were 68% and 67% of net sales in the fiscal quarter ended September 27, 2004 and October 3, 2005, respectively.  The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

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

For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due.  As of December 31, 2004 and October 3, 2005, five customers in the aggregate accounted for 66% and 61%, respectively, of total accounts receivable at each period end.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

(8) Credit Agreement

On July 15, 2005, the Company entered into a credit agreement with Wachovia Bank, Comerica Bank and Silicon Valley Bank (“Credit Agreement”).  The Credit Agreement provides for a $25,000 revolving credit facility, which matures in July 2008.  Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate, as defined in the agreement, or LIBOR, plus a spread, which is based on grid pricing determined by the Company’s consolidated leverage ratio, as defined in the Credit Agreement. The Credit Agreement contains customary limitations, including limitations on indebtedness; limitations on liens; limitations on investments and acquisitions; limitations on dividends, stock redemptions and the redemption or prepayment of other debt; limitations on mergers, consolidations or sales of assets; and limitations on transactions with affiliates. The Company is also subject to financial covenants, including minimum fixed charge coverage ratios and maximum leverage ratios. The Credit Agreement also contains events of customary default, including nonpayment of principal, interest, fees or other amounts when due; violation of covenants; breaches of representations or warranties; cross defaults; change of control; dissolution; insolvency; and bankruptcy events.

(9) Contingencies

From time to time, the Company is involved in various claims and legal disputes in the normal course of its business.  In October 2005, the Company reached an agreement in principle to resolve an ongoing customer dispute concerning certain printed circuit boards that were shipped between April 2002 and September 2003.  The agreement in principle contemplates the Company paying the customer $3,150, the customer meeting certain conditions precedent and the Company and customer agreeing to certain mutual covenants.  The payments are expected to commence in late 2005 and could continue into 2006.  The Company’s insurance carrier has agreed to reimburse the Company approximately $986 toward the cost of this resolution.  The expected insurance recovery of $986 is recorded in prepaid expenses and other current assets as of October 3, 2005.  In connection with the dispute resolution, approximately $1,974 and $2,219 of expense for the quarter and three quarters ended October 3, 2005 is recorded in general and administrative expenses.  The full resolution of this dispute is subject to the completion and execution of definitive agreements.  Until these agreements are executed, these amounts are estimates.

While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict.  In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at October 3, 2005.

(10) Common Stock

On June 8, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerating the vesting of approximately 986 unvested, “out-of-the-money” stock options awarded to employees, officers and non-employee directors with an exercise price greater than $10.00.  On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerating the vesting of approximately 211 unvested, “out-of-the-money” stock options awarded to employees, officers and non-employee directors with exercise prices between $8.00 and $10.00. The June 2005 and September 2005 accelerated options have exercise prices ranging from $10.15 to $16.00 and $8.00 to $9.75, respectively.  The closing price of the Company’s common stock on June 8, 2005 and September 14, 2005 was $8.48 and $7.34 per share, respectively.  As a result of these accelerated vestings, the Company remeasured compensation expense for the accelerated options under APB No. 25.  Since the options for which vestings were accelerated were “out-of-the-money”, no additional compensation expense was recorded.

The Company accelerated these options in advance of the effective date of, and in anticipation of the earnings effect of, SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The Company expects the accelerated vesting of these options will enable it to avoid recognizing future compensation cost associated with the accelerated stock options upon the adoption of SFAS 123R.  The Company expects the accelerations to reduce the stock option cost it would otherwise be required to record beginning in 2006 by approximately $8,000, on a pre-tax basis.  The accelerated vesting of these options initially increased pro forma stock-based compensation expense, before related tax effects, by approximately $1,100 and $9,500 and decreased pro forma net income and earnings per share in the quarter and three quarters ended October 3, 2005, respectively (see Note 5).

On August 29, 2005, TTM Technologies, Inc., a Washington corporation (“TTM-Washington”), consummated a merger (the “Reincorporation”) with and into its wholly owned subsidiary, TTM Technologies, Inc., a Delaware corporation (“TTM-Delaware”).  As a result of the Reincorporation, the Company is now a Delaware corporation.

As provided by the Agreement and Plan of Merger, (i) each outstanding share of TTM-Washington common stock, no par value per share, was automatically converted into one share of TTM-Delaware common stock, par value $0.001 per share, and (ii) each option to acquire shares of TTM-Washington common stock outstanding immediately prior to the effective time of the Merger was converted into and became an equivalent option to acquire, upon the same terms and conditions, the equal number of shares of TTM-Delaware common stock (whether or not such option was then exercisable) and the exercise price per share under each respective option remained equal to the exercise price per share immediately prior to the effective time of the Merger at the time the Reincorporation became effective.  Each stock certificate representing issued and outstanding shares of TTM-Washington common stock continues to represent the same number of shares of TTM-Delaware common stock.  After the Reincorporation, the rights of the Company’s stockholders generally will be determined under Delaware corporate law.

The Company has reflected the merger of entities under common control at historical cost and accordingly, there was no change to the carrying value of its assets or liabilities.  The applicable components of equity were retroactively adjusted for all periods presented to present the applicable par value of common stock and the related additional paid-in capital.

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K, as amended, for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

We manufacture printed circuit boards at three specialized and integrated facilities in the United States of America.  Our facility in Santa Ana, California, specializes in quick-turn work, which has delivery times of ten days or less and is characterized by small volumes of printed circuit boards.  Our Chippewa Falls, Wisconsin, facility focuses on higher-volume production runs of technologically complex multilayer printed circuit boards with average lead times of two to ten weeks.  Our Redmond, Washington, facility focuses on mid-volume production of standard lead-time printed circuit boards.  Although our facilities are specialized, we are able to transfer work among our plants to maximize production during periods of peak demand. We generally charge higher prices for printed circuit boards with time sensitive delivery requirements, high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards accurately.

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

In the first fiscal quarter 2005, we completed the construction of a 47,000-square-foot addition and the purchase of capital equipment. The expansion increased capacity by approximately 55%, at a capital cost of approximately $10 million. We realized approximately half of this capacity expansion in the second half of 2004. We expect to utilize the remaining capacity in the future, based on demand.

We believe that our ability to expand at our existing facilities allows us to grow efficiently without having to qualify customers for, and develop management infrastructure at, a new facility. We reviewed numerous alternatives to meet our customers’ needs and believe that this expansion plan provides us with a significant opportunity for growth with relatively limited risk.

We measure customers as those companies that have placed at least two orders in the preceding 12-month period.  As of October 3, 2005, we had approximately 575 customers and approximately 560 as of September 27, 2004.  Sales to our 10 largest customers accounted for 68% of our net sales in the third fiscal quarter 2004 and 67% of our net sales in the third fiscal quarter 2005. We sell to OEMs both directly and indirectly through EMS companies.  Sales attributable to our five largest OEM customers accounted for approximately 57% and 53% of our net sales in the third fiscal quarter 2004 and 2005, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Third Fiscal Quarter		Three Fiscal Quarters
End Markets (1)	2004	2005	2004	2005

Networking	44.4%	43.8%	42.3%	45.5%
High-End Computing	30.8	26.9	30.7	27.4
Industrial/Medical	13.7	15.6	15.4	15.1
Computer Peripherals	5.0	5.3	5.5	5.1
Handheld/Cellular	2.4	4.8	2.5	3.5
Other	3.7	3.6	3.6	3.4
Total	100.0%	100.0%	100.0%	100.0%

(1)                                  Sales to EMS companies are classified by the end markets of their OEM customers.

We measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. In the first fiscal quarter 2005, we refined our process and improved the accuracy of how we measure quick-turn work at our Chippewa Falls facility. Quick-turn orders increased slightly from 20% of net sales in 2004 to 21% of net sales in the first three fiscal quarters 2005.  We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. Depending on market conditions, we receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

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

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our quick-turn business. During the fourth fiscal quarter 2004, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed.  At October 3, 2005, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable.  We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable.  If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At October 3, 2005, we have deferred income tax assets of $3.8 million, which is net of a valuation allowance of approximately $14.9 million.  Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could positively or negatively affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

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

Results of Operations

Third Fiscal Quarter 2005 Compared to the Third Fiscal Quarter 2004

There were 91 days in both the third fiscal quarters 2005 and 2004.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	September 27, 2004	October 3, 2005

Net sales	100.0%	100.0%
Cost of goods sold	71.6	76.8
Gross profit	28.4	23.2

Operating expenses:
Selling and marketing	4.5	5.0
General and administrative	4.7	8.0
Amortization of definite-lived intangibles	0.5	0.5
Total operating expenses	9.7	13.5
Operating income	18.7	9.7
Other income (expense):
Interest expense	(0.1)	(0.0)
Amortization of debt issuance costs	(0.2)	(0.0)
Interest income and other, net	0.3	0.9

Income before income taxes	18.7	10.6
Income tax provision	(5.8)	(3.9)
Net income	12.9%	6.7%

Net Sales

Net sales decreased $1.2 million, or 2.0%, from $62.2 million in the third fiscal quarter 2004 to $61.0 million in the third fiscal quarter 2005 due to declining prices, partially offset by an increase in production volume.  Prices fell approximately 6%, primarily due to increased competition and excess capacity in the North American printed circuit board industry partially offset by a shift in product mix toward more high technology production.  Volume increased 5%, primarily due to higher demand from our customers for product with intermediate lead times.

Gross Profit

Cost of goods sold increased $2.2 million, or 5.1%, from $44.6 million for the third fiscal quarter 2004 to $46.8 million for the third fiscal quarter 2005. Cost of goods sold rose due to an increase in the number of printed circuit boards sold as well as price increases in raw materials, higher repair and maintenance costs, greater usage of subcontract services, higher utilities costs and higher depreciation expense.  In addition, higher wage rates and greater headcount led to increased production labor costs, but these were more than completely offset by a reduced incentive compensation accrual.  As a percentage of net sales, cost of goods sold increased from 71.6% for the third fiscal quarter 2004 to 76.8% for the third fiscal quarter 2005 primarily due to lower net sales and higher absolute costs partially offset by increased absorption of fixed costs.

As a result of the foregoing, gross profit decreased $3.4 million, or 19.8%, from $17.6 million for the third fiscal quarter 2004 to $14.2 million for the third fiscal quarter 2005.  Our gross margin declined from 28.4% in the third fiscal quarter 2004 to 23.2% in the third fiscal quarter 2005.

The decline in our gross margin was due to lower prices for our products as well as higher cost of goods sold, which increased due to the factors discussed above.  This decline in gross margin was somewhat mitigated by increased absorption of fixed costs due to increased production.  Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes.  As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases.  However, at higher capacity utilization rates, additional employees and capital may be required.  Our average layer count decreased from 16.3 in the third fiscal quarter 2004 to 15.8 in the third fiscal quarter 2005.

Operating Expenses

Selling and marketing expenses increased $0.3 million from $2.8 million, or 4.5% of net sales, for the third fiscal quarter 2004 to $3.1 million, or 5.0% of net sales, for the third fiscal quarter 2005. The increase in expenses resulted primarily from higher commission expense related to a mix shift of product sales. The increase as a percentage of net sales resulted from higher absolute costs as well as lower net sales.

General and administrative expenses increased $2.0 million from $2.9 million, or 4.7% of net sales, for the third fiscal quarter 2004 to $4.9 million, or 8.0% of net sales, for the third fiscal quarter 2005.  The increase in expenses resulted primarily from a net $2.0 million loss contingency accrual related to reaching an agreement in principle with a customer to resolve a dispute concerning certain goods shipped in 2002 and 2003. General and administrative expenses increased as a percentage of net sales primarily due to the significant increase in expenses in the third fiscal quarter 2005.

Other Income

Other income increased $0.5 million from $27,000 in the third fiscal quarter 2004 to $0.5 million in the third fiscal quarter 2005. This increase resulted from higher interest income as a result of both a higher cash and short-term investment balance and higher interest rates, as well as lower interest expense due to the repayment of debt.

Income Taxes

The provision for income taxes decreased from a $3.6 million provision for the third fiscal quarter 2004 to a $2.4 million provision for the third fiscal quarter 2005. The decrease in the income tax provision resulted primarily from lower pretax income in the third fiscal quarter 2005 than in the same period of 2004.  Our effective tax rate for the third fiscal quarter 2005 was 37.0%, which reflects an expected annualized tax rate of 37.5% slightly offset by miscellaneous adjustments to prior tax period estimates.  Our effective tax rate is primarily impacted by the federal income tax rate, state income taxes and utilization of other credits and deductions available to us. We record income tax expense or benefit at a rate that is based on expected results for the year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

First Three Fiscal Quarters 2005 Compared to the First Three Fiscal Quarters 2004

There were 271 and 276 days in the first three fiscal quarters 2004 and 2005, respectively.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Quarters Ended
	September 27, 2004	October 3, 2005

Net sales	100.0%	100.0%
Cost of goods sold	70.2	78.1
Gross profit	29.8	21.9

Operating expenses:
Selling and marketing	4.9	5.0
General and administrative	5.7	6.4
Amortization of definite-lived intangibles	0.5	0.5
Restructuring charges	0.5	—
Total operating expenses	11.6	11.9
Operating income	18.2	10.0
Other income (expense):
Interest expense	(0.1)	(0.1)
Amortization of debt issuance costs	(0.1)	(0.0)
Interest income and other, net	0.2	0.8

Income before income taxes	18.2	10.7
Income tax provision	(6.4)	(4.0)
Net income	11.8%	6.7%

Net Sales

Net sales decreased $4.4 million, or 2.4%, from $181.5 million in the first three fiscal quarters 2004 to $177.1 million in the first three fiscal quarters 2005 due to declining prices, partially offset by an increase in production volume. Volume increased approximately 5% primarily due to higher demand from our customers accompanied by the expansion of production capacity in our Chippewa Falls, Wisconsin, facility. This expansion began during the second fiscal quarter 2004 and continued for the remainder of the year. It included hiring additional employees, purchasing additional capital equipment and constructing a 47,000-square-foot addition to our building. Prices fell approximately 6% primarily due to increased competition and excess capacity in the North American printed circuit board industry partially offset by a shift in product mix toward more high technology production.

Gross Profit

Cost of goods sold increased $10.9 million, or 8.5%, from $127.5 million for the first three fiscal quarters 2004 to $138.4 million for the first three fiscal quarters 2005. Cost of goods sold rose due to an increase in the number of printed circuit boards sold as well as price increases in raw materials, higher repair and maintenance costs, higher utilities costs, primarily natural gas, and higher depreciation expense.  In addition, higher wage rates and greater headcount led to increased labor costs, but these were partially offset by a reduced incentive compensation accrual.  As a percentage of net sales, cost of goods sold increased from 70.2% for the first three fiscal quarters 2004 to 78.1% for the first three fiscal quarters 2005 primarily due to declining prices and higher absolute costs partially offset by increased absorption of fixed costs.

As a result of the foregoing, gross profit decreased $15.3 million, or 28.3%, from $54.0 million for the first three fiscal quarters 2004 to $38.7 million for the first three fiscal quarters 2005.  Our gross margin decreased from 29.8% in the first three fiscal quarters 2004 to 21.9% in the first three fiscal quarters 2005.

The decline in our gross margin was due to lower prices for our products as well as higher cost of goods sold, which increased due to the factors discussed above. This decline in gross margin was somewhat mitigated by increased absorption of fixed costs due to increased production.  Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes.  As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases.  However, at higher capacity utilization rates, additional employees and capital may be required.  Our average layer count increased from 15.6 in the first three fiscal quarters 2004 to 15.9 in the first three fiscal quarters 2005.

Operating Expenses

Selling and marketing expenses decreased $0.1 million from $9.0 million for the first three fiscal quarters 2004 to $8.9 million for the first three fiscal quarters 2005. As a percentage of net sales, selling and marketing expenses increased from 4.9% to 5.0% during the same periods of time.  The decrease in expenses resulted primarily from lower commission expense related to the decrease in net sales. The increase as a percentage of net sales resulted from lower net sales.

General and administrative expenses increased $1.1 million from $10.2 million, or 5.7% of net sales, for the first three fiscal quarters 2004 to $11.3 million, or 6.4% of net sales, for the first three fiscal quarters 2005.  The increase in expenses resulted primarily from a net $2.2 million loss contingency accrual related to reaching an agreement in principle with a customer to resolve a dispute concerning certain goods shipped in 2002 and 2003, higher accounting fees for the audit of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act, and higher labor expense due to higher wage rates, partially offset by lower incentive compensation expense and costs related to a proposed public stock offering in the second fiscal quarter 2004. General and administrative expenses increased as a percentage of net sales, primarily due to the increase in expenses in the first three fiscal quarters 2005.

In the first three fiscal quarters 2004, we recorded a restructuring charge of $0.9 million to write down the value of our Burlington, Washington building, which we subsequently sold in the fourth fiscal quarter 2004.

Other Income (Expense)

Other income (expense) increased $1.3 million from an expense of $45,000 in the first three fiscal quarters 2004 to income of $1.2 million in the first three fiscal quarters 2005. This increase resulted from higher interest income as a result of both a higher cash and short-term investment balance and higher interest rates, as well as lower interest expense due to the repayment of debt.

Income Taxes

The provision for income taxes decreased from a $11.5 million provision for the first three fiscal quarters 2004 to a $7.0 million provision for the first three fiscal quarters 2005. The decrease in the income tax provision resulted primarily from lower pretax income in 2005 than in 2004.  Our effective tax rate for the first three fiscal quarters 2005 was 37.4%.  Our effective tax rate is primarily impacted by the federal income tax rate, state income taxes and utilization of other credits and deductions available to us. We record income tax expense or benefit at a rate that is based on expected results for the year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, proceeds from employee exercises of stock options and proceeds from our public offerings. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures and fund working capital requirements.  We anticipate that financing capital expenditures, funding working capital requirements and financing possible acquisitions will continue to be the principal demands on our cash in the future. As of October 3, 2005, we had working capital of approximately $102.8 million compared to $82.6 million at December 31, 2004.  The increase in working capital is primarily attributable to increases in the combined balance of cash and cash equivalents and short-term investments, accounts receivable and inventories as well as decreases in accrued salaries, wages and benefits.

Our 2005 capital plan is expected to total approximately $8 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities throughout our facilities.  At December 31, 2004, we substantially completed the Chippewa Falls capacity expansion, which included constructing a 47,000-square-foot addition to our building.

The following table provides information on future minimum lease payments under non-cancelable operating leases, current purchase obligations related to capital expenditures and other long-term liabilities reflected on our balance sheet under generally accepted accounting principles as of October 3, 2005 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$291	$200	$91	$—	$—
Purchase obligations	418	418	—	—	—
Other long-term liabilities (1)	1,264	1,264	—	—	—
Total contractual obligations	$1,973	$1,882	$91	$—	$—

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

Net cash provided by operating activities was $18.4 million in the first three fiscal quarters 2005, compared to $39.4 million in the first three fiscal quarters 2004.  Our operating cash flow of $18.4 million in the first three fiscal quarters 2005 primarily reflects net income of $11.8 million, $7.8 million of depreciation and amortization, a $5.3 million decrease in deferred income taxes, and a $0.6 million income tax benefit from common stock option exercises, partially offset by a net increase in working capital of $7.1 million, excluding cash and short-term investments.

Net cash used in investing activities was $20.3 million in the first three fiscal quarters 2005, compared to net cash used in investing activities of $13.9 million in the first three fiscal quarters 2004. In the first three fiscal quarters 2005, we purchased approximately $6.3 million of property, plant and equipment and had a net increase in short-term investments of $14.0 million.

Net cash provided by financing activities was $0.5 million in the first three fiscal quarters 2005 compared to net cash used in financing activities of $6.5 million in the first three fiscal quarters 2004. Our financing net cash flow in the first three fiscal quarters 2005 reflects net proceeds of $0.7 million from employee stock option exercises and payments of $0.2 for debt issuance costs.

On July 15, 2005, we entered into a credit agreement for a committed revolving loan facility of $25.0 million with a final maturity date of July 15, 2008. We may borrow, repay and reborrow under the revolving loan facility at any time. The revolving loan bears interest at rates ranging from LIBOR plus 1.0% to 1.75% or the Alternate Base Rate (as defined in the credit agreement) plus 0.0% to 0.5%. The amount added to the LIBOR rate or the Alternative Base Rate varies depending upon the Company’s leverage ratio as defined in the agreement. As of October 3, 2005, we had no outstanding revolving loan balances. We pay quarterly a commitment fee ranging from 0.20% to 0.35% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing.  As of October 3, 2005, we were in compliance with the covenants.

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

Recently Issued Accounting Standards

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  The guidance in FSP 115-1 shall be applied to reporting periods beginning after December 15, 2005.  The Company is required to adopt FSP 115-1 beginning January 1, 2006.  The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company is required to adopt SFAS No. 154 beginning January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options.  The Company will utilize the Black-Scholes option-pricing model as its fair value model, will use the straight-line method to amortize compensation cost and will use the prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the effect of adopting SFAS 123R.

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

Risks Related to Our Company

We are heavily dependent upon the worldwide electronics industry, which from time to time has suffered significant downturns in demand in the past, resulting in excess manufacturing capacity, increased price competition and slower-moving inventories. These global slowdowns have resulted in decreased demand for our manufacturing services and lowered our sales and gross margins.

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively affected by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity, or a decline in the electronics industry could negatively affect our business, results of operations, and financial condition. Our net sales declined from $129.0 million in 2001 to $89.0 million in 2002, due to these factors. The electronics industry has seen improvements from the recent downturn, and we experienced sequential quarterly increases in our net sales from $39.6 million in the first fiscal quarter 2003 to $62.2 million in the third fiscal quarter 2004. Our net sales in the fourth fiscal quarter 2004 declined to $59.2 million, remained essentially flat at $58.9 million in the first fiscal quarter 2005 and declined to $57.2 million in the second fiscal quarter 2005. In the third fiscal quarter 2005, our net sales increased to $61.0 million.  A decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.

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

A small number of customers are responsible for a significant portion of our net sales.  Our five largest OEM customers accounted for approximately 54% of our net sales in 2004 and approximately 53% of our net sales in the third fiscal quarter 2005.  If our customers fail to place orders with us at past levels, it would harm our business, results of operations, and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

Our 10 largest customers accounted for approximately 65% of our net sales in 2004, and approximately 67% of our net sales in the third fiscal quarter 2005.  Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies.  Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products.  Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers.  This concentration of customers exposes us to increased credit risks.  If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

We expect to continue to pursue acquisitions, which involve numerous risks.

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

Our acquisition of companies and businesses involve risks, including the following:

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

Acquisitions may cause us to:

•                  issue common stock that would dilute our current stockholders’ percentage ownership;

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

Our sales to EMS providers represented approximately 72% of our net sales in 2004 and approximately 69% of our net sales in the third fiscal quarter 2005.  EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base might shrink, and our business and sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations, and financial condition may be harmed.

Increasingly, our larger customers are requesting that we enter into supply agreements with them that have increasingly restrictive terms and conditions.  These agreements typically include provisions that increase our financial exposure, which could result in significant costs to the company.

Increasingly, our larger customers are requesting that we enter into supply agreements with them.  These agreements typically include provisions that generally serve to increase our exposure for product liability and warranty claims – as compared to our standard invoice – which could result in higher costs to us as a result of such claims.  In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which can adversely impact our cash flow and results of operations.

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

As of October 3, 2005, our consolidated balance sheet reflected $73.8 million of goodwill and intangible assets.  We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized.  Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

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

As of October 3, 2005, we had deferred tax assets of approximately $3.8 million, which is net of a valuation allowance of $14.9 million.  If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.  Our revolving loan bears interest at rates ranging from 1.0% to 1.75% per annum plus the applicable LIBOR or from 0.0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility.  A 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.  As of October 3, 2005, we had no outstanding revolving loans.

Item 4.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 3, 2005.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of October 3, 2005.  There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date we carried out our evaluation.

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

Not Applicable

Item 3.                                   Defaults Upon Senior Securities

Not Applicable

Item 4.                                   Submission of Matters to a Vote of Security Holders

We held our 2005 annual meeting of shareholders on August 25, 2005.  At the meeting, our shareholders approved (1) our Agreement and Plan of Merger with a newly formed, wholly owned subsidiary of the Company to effect a reincorporation of the Company from the state of Washington to the state of Delaware and (2) the re-election of Kenton K. Alder and Richard P. Beck to the Company’s Board of Directors to serve as directors until their successors are elected and qualified.

The tabulation of votes on such matter is as follows:

Approval of Agreement and Plan of Merger

For	Against	Abstain	Broker-Non-Votes
33,290,390	1,483,989	27,559	4,881,419

Re-election of Directors

Name	For	Withheld
Kenton K. Alder	38,429,512	1,253,845
Richard P. Beck	37,873,242	1,810,115

The terms of the following four directors are also continuing:  James K Bass, Thomas T. Edman, Robert E. Klatell and John G. Mayer.

Item 5.                                   Other Information

Not Applicable

Item 6.                                   Exhibits

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2	PFO Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
32.2	PFO Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated:	November 9, 2005	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated:	November 11, 2005	/s/ Steven Richards
Steven Richards
Principal Financial Officer

Dated:	November 11, 2005	/s/ Daniel L. Felsenthal
Daniel L. Felsenthal
Principal Accounting Officer