Form 10-K
period 2005-12-31
TTM TECHNOLOGIES INC
filed 2006-03-14
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 0-31285

TTM TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1033443
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2630 South Harbor Boulevard, Santa Ana, California 92704
(Address of Principal Executive Offices) (Zip Code)
(714) 327-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	Nasdaq National Market

      Indicate by check mark whether the registrant is a well-known seasoned issue, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of Common Stock held by nonaffiliates of the registrant (41,162,987) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2005, was $313,250,331. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
      As of March 12, 2006, there were outstanding 41,517,971 shares of the registrant’s Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TTM TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K

i

Statement Regarding Forward-Looking Statements
      This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to stockholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in Item 1A, “Risk Factors.”

ITEM 1.	BUSINESS
Overview
      We are a one-stop provider of time-critical and technologically complex printed circuit boards, which serve as the foundation of sophisticated electronic products. We serve high-end commercial markets — including the networking/communications infrastructure, high-end computing, and industrial/medical markets — which are characterized by high levels of complexity, short product life cycles and moderate production volumes. Our customers include original equipment manufacturers, or OEMs, and electronic manufacturing services, or EMS, companies.
Industry Background
      Printed circuit boards are manufactured from sheets of laminated material, or panels. Each panel is typically subdivided into multiple printed circuit boards, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it.
      Printed circuit boards serve as the foundation for virtually all electronic products, ranging from consumer products (such as cellular telephones and personal computers) to high-end commercial electronic equipment (such as medical equipment, data communications routers and switches, and servers). Generally, consumer electronics products utilize commodity-type printed circuit boards with lower layer counts, less complexity and larger production runs. High-end commercial equipment products require more customized, multilayer printed circuit boards using advanced technologies. In addition, most commercial end-markets have low volume requirements that demand a highly flexible manufacturing environment. As production of sophisticated circuit boards becomes more complex, high-end manufacturers must continually invest in advanced production equipment, engineering and process technology, and a skilled workforce.
      According to Prismark Partners LLC, the worldwide market for printed circuit boards was approximately $39.3 billion in 2005 with North America producing 12.7%, or $5.0 billion. As a result of consolidation and the slowdown in the electronics industry in 2001 and 2002, many manufacturing facilities were closed, reducing North American printed circuit board manufacturing capacity by as much as 40%. This capacity reduction combined with improved market demand led to higher capacity utilization across the industry in 2003 and continuing through 2005. Management believes this situation provides significant opportunities for well-capitalized manufacturers that have advanced technological capabilities.
      Several trends are impacting the printed circuit board manufacturing industry. These trends include:
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
      Increasing complexity of electronic products. OEMs are continually designing higher performance electronic products, which require technologically complex printed circuit boards that can accommodate higher speeds and component densities. These complex printed circuit boards often require very high layer counts, advanced manufacturing processes, and high-mix production capabilities, which involve processing small lots, generally up to several hundred printed circuit boards, in a flexible manufacturing environment. OEMs increasingly rely upon larger printed circuit board manufacturers, which possess the financial resources necessary to invest in advanced manufacturing process technologies and sophisticated engineering staff, often to the exclusion of smaller printed circuit board manufacturers that do not possess such technologies or resources.
      Increasing competition from Asian manufacturers. In recent years, many electronics manufacturers have moved their production to Asia to take advantage of its exceptionally large, low-cost labor pool. This is particularly true for consumer electronics producers that utilize commodity-type printed circuit boards with low layer counts and complexity. These less sophisticated printed circuit boards are generally mass produced and have experienced significant pricing pressures from Asian manufacturers. Printed circuit boards requiring complex technologies, advanced manufacturing processes, quick turnaround times or high-mix production are subject to less foreign competition. In addition, many of the unique challenges involved in successfully designing and manufacturing highly complex printed circuit boards — and the ongoing capital investment required to maintain state-of-the-art capabilities — have effectively served as barriers to entry in these high-mix and high-complexity segments of the domestic printed circuit board industry.
      Decreased reliance on multiple printed circuit board manufacturers by OEMs. OEMs have traditionally relied on multiple printed circuit board manufacturers to provide different services as an electronic product moves through its life cycle. The transfer of a product among different printed circuit board manufacturers often results in increased costs and inefficiencies due to incompatible technologies and manufacturing processes and production delays. In addition, OEMs find it easier to manage fewer printed circuit board manufacturers. As a result, OEMs are reducing the number of printed circuit board manufacturers on which they rely, presenting an opportunity for those that can offer one-stop manufacturing capabilities — from prototype to volume production.
The TTM Solution
      We manufacture printed circuit boards that satisfy all stages of an electronic product’s life cycle — from prototype to volume production. Key aspects of our solution include:

•	One-stop manufacturing solution. We offer a one-stop manufacturing solution to our customers through our specialized and integrated facilities, each of which generally focuses on a different stage of an electronic product’s life cycle. This one-stop solution allows us to provide a broad array of services and technologies to meet the rapidly evolving needs of our customer base.

•	Quick-turn services. We deliver highly complex printed circuit boards to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products quickly and reduce their time-to-market. In addition, our quick-turn services provide us with an opportunity to cross-sell our other services, including high-mix and volume production in our targeted end markets.

•	Strong process and technology expertise. We deliver time-critical and highly complex manufacturing services through our advanced manufacturing processes and technology expertise. We regularly manufacture printed circuit boards with up to 30 layers. For 2005, approximately 68% of our gross sales involved the manufacture of printed circuit boards with at least 12 layers and 38% involved printed circuit boards with at least 20 layers.

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

•	Prototype production. In the design, testing, and launch phase of a new electronic product’s life cycle, our customers typically require limited quantities of printed circuit boards in a very short period of time. We satisfy this need by manufacturing prototype printed circuit boards in small quantities of up to 50 boards per order, with delivery times ranging from as little as 24 hours to 10 days.

•	Ramp-to-volume production. After a product has successfully completed the prototype phase, our customers introduce the product to the market and require larger quantities of printed circuit boards in a short period of time. This transition stage between low-volume prototype production and volume production is known as ramp-to-volume. Our ramp-to-volume services typically include manufacturing up to a few hundred printed circuit boards per order with delivery times ranging from five to 15 days.
      For the years ended December 31, 2004 and 2005, orders with delivery requirements of 10 days or less represented 20% and 22% of our gross sales, respectively. Quick-turn orders increased as a percentage of our gross sales in 2005 due to higher demand for our ramp-to-volume production services.

Standard delivery
      Our standard delivery time services focus on the high-mix and complex technology requirements of our customers, with delivery times typically ranging from four to six weeks. Our high technology expertise is evidenced by our ability to regularly produce complex printed circuit boards with up to 30 layers in commercial volumes. In 2005, our average layer count increased to 15.8, from 15.6 in 2004, due to the higher technology mix of our customers’ orders. In addition, many of our lower layer-count circuit boards are complex as a result of the incorporation of other technologically advanced features, including high performance materials, blind and buried vias, sequential lamination and extremely fine geometries and tolerances. Although we provide standard delivery time services to all customers, including large OEMs, for high-end commercial applications, we do not target our standard delivery time services to high-volume, consumer electronics applications such as cellular telephones, personal computers, hand-held devices, and automotive products.
Facility Expansion
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
      Phase one of the expansion plan, which featured the construction of a 44,000 square foot addition and the purchase of capital equipment, increased capacity by approximately 55% from capacity levels as of the first quarter of 2004, and was completed in March 2005 at a capital cost of approximately $10.5 million.
      Should we choose to pursue it, the second phase of the Chippewa Falls expansion plan would allow us to expand production capacity an additional 30% from the maximum levels provided by phase one.

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
      Capitalizing on facility specialization to enhance operating efficiency. We utilize a facility specialization strategy in which each order is directed to the facility best suited to the customer’s particular delivery time, product complexity and volume needs. Our three plants use compatible technologies and manufacturing processes, allowing us to move orders easily between plants to optimize operating efficiency. This strategy provides customers with faster delivery times and enhanced product quality and consistency.
      Expanding our presence in targeted markets through internal initiatives and selective acquisitions. We actively target technologies and business opportunities that enhance our competitive position in selected markets. Our 2002 acquisition of Advanced Circuits exemplifies our ability to successfully expand our complex technology and advanced materials expertise. We intend to pursue high-end commercial customers that demand flexible and advanced manufacturing processes, expertise with high-performance specialty materials, and other high-mix and complex technologies. In addition, we regularly evaluate and pursue internal initiatives aimed at adding new customers and better serving existing customers within our markets. As an example, in response to anticipated higher levels of defense spending in the coming years, we successfully qualified two of our plants to military procurement standards to expand our customer base in defense-related industries.
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
      To manufacture printed circuit boards, we generally receive circuit designs directly from our customers in the form of computer data files, which we review to ensure data accuracy and product manufacturability. Processing these computer files with computer aided manufacturing (CAM) technology, we generate images of the circuit patterns that we then physically develop on individual layers, using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuits, called traces, which are separated by insulating material. A finished multilayer circuit board laminates together a number of layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes, called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer-count printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we employ clean rooms in certain manufacturing processes where tiny particles might otherwise create defects on the circuit patterns. We also use automated optical inspection systems to ensure consistent quality.
      We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce printed circuit boards with the following characteristics:

•	High layer count. Manufacturing printed circuit boards with a large number of layers is difficult to accomplish due to the greater number of processes and registration systems required. We regularly manufacture printed circuit boards with up to 30 layers on a quick-turn and volume basis. For 2005, approximately 68% of our gross sales involved the manufacture of printed circuit boards with at least 12 layers, compared with 69% in 2004. Printed circuit boards with at least 20 layers represented 38% of gross sales in 2005, down slightly from 39% in 2004.

•	Blind and buried vias. Vias are drilled holes that provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to an inner layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias.

•	Embedded passives. Embedded passive technology involves embedding either the capacitive or resistive elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board and thereby leaves more surface area for active components. Use of this technology results in greater design flexibility and products with higher component density and increased functionality.

•	Fine line traces and spaces. Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on an order. We are able to provide 0.003 inch traces and spaces.

•	High aspect ratios. The aspect ratio is the ratio between the thickness of the printed circuit board and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. We are able to provide aspect ratios of up to 15:1.

•	Thin core processing. A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil on either side. The thickness of inner-layer cores is determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from requirements of thinner printed circuit boards, higher layer counts and various electrical parameters. Core thickness in our printed circuit boards ranges from as little as 0.002 inches up to 0.062 inches.

•	Microvias. Microvias are small vias with diameters generally between 0.001 inches and 0.005 inches after plating. These very small vias consume much less space on the layers they interconnect, thereby providing for greater wiring densities and closer spacing of components and their attachment pads. The fabrication of printed circuit boards with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area.

•	Advanced hole fill process. Our advanced hole fill processes provide designers the opportunity to increase the density of component placements by reducing the surface area required to place many types of components. In traditional design, components are routed from their surface interfaces through via connections in order to access power and ground connections and the internal circuitry used to connect to other discrete components. Our advanced hole fill processes provide a method to allow for

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

Customers and Markets
      Our customers include both OEMs and EMS companies that primarily serve the networking/communications, industrial/medical, and high-end computing segments of the electronics industry. We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2004, we had approximately 560 customers and approximately 580 customers as of December 31, 2005.
      The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2003	2004	2005

Networking/Communications	39.2%	42.8%	45.0%
High-end Computing	34.8	30.7	26.6
Industrial/ Medical	11.9	14.5	16.2
Computer Peripherals	8.9	5.5	5.2
Handheld/ Cellular	2.1	2.6	3.3
Other	3.1	3.9	3.7

Total	100.0%	100.0%	100.0%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
      Sales attributable to our five largest OEM customers, which can vary from year to year, accounted for 54% of our net sales in 2004 and 54% of our net sales in 2005. Our five largest OEM customers in 2005 were, in alphabetical order, Cisco Systems, Hewlett-Packard, IBM, ITT Industries, and Juniper Networks. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 72% and 69% of our sales in 2004 and 2005, respectively. Although our contractual relationship is with the EMS company, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers, which allow us to be awarded additional discretionary orders. Our five largest EMS customers in 2005 were, in alphabetical order, Celestica, Flextronics, Jabil Circuit, Plexus and Solectron. Sales to our two largest EMS customers, Solectron and Celestica, accounted for 29% and 17%, respectively, of our net sales in 2005.
      During 2005, approximately 62% of our net sales were to customers in the United States, 17% in Malaysia, 6% in Italy, 5% in Canada, and the remainder primarily was to other European and Asian countries. In 2004, approximately 69% of our net sales were to customers in the United States, 10% in Malaysia, 8% in Italy, 5% in Canada, and the remainder primarily were in other European and Asian countries.
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
      Our international footprint includes inventory hubs in Italy, Czech Republic, Canada, and Malaysia, and sales presence in Scotland, England, and Singapore. We believe our international reach enables us to access new customers and allows us to better serve existing customers.
Suppliers
      The primary raw materials that we use include copper-clad layers of fiberglass of varying thicknesses, impregnated with bonding materials; chemical solutions such as copper and gold for plating operations; photographic film; carbide drill bits; and plastic for testing fixtures.
      We use just-in-time procurement practices to maintain our raw materials inventory at low levels and work closely with our suppliers to obtain technologically advanced raw materials. Although we have preferred suppliers for some raw materials, most of our raw materials are generally readily available in the open market from numerous other potential suppliers. In addition, we periodically seek alternative supply sources to ensure that we are receiving competitive pricing and service. In 2005, in response to laminate price increases, we reallocated orders among our suppliers in order to secure the best available pricing. Adequate amounts of all raw materials have been available in the past, and we believe this availability will continue into the foreseeable future.
Competition
      Despite industry consolidation, the printed circuit board industry is fragmented and characterized by intense competition. Our principal competitors include DDi, Endicott Interconnect Technologies, Merix, Sanmina-SCI and Tyco.
      We believe we compete favorably based on the following competitive factors:

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
Intellectual Property
      We have limited patent or trade secret protection for our manufacturing processes. We believe our business depends on the effectiveness of our fabrication techniques and our ability to continue to improve our manufacturing processes. We rely on the collective experience of our employees in the manufacturing process to ensure we continuously evaluate and adopt new technologies in our industry. In addition, we depend on training, recruiting, and retaining our employees, who are required to have sufficient know-how to operate advanced equipment and to conduct complicated manufacturing processes.
Governmental Regulation
      Our operations are subject to federal, state, and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

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
Employees
      As of December 31, 2005, we had 1,705 employees, none of whom were represented by unions. Of these employees, 1,597 were involved in manufacturing and engineering, 51 worked in sales and marketing, and 57 worked in accounting, systems and other support capacities. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees.
Management
      The following table, together with the accompanying text, presents certain information as of February 28, 2006, with respect to each of our executive officers.

Name	Age	Position(s) Held With the Company

Kenton K. Alder	56	Chief Executive Officer, President and Director
Daniel L. Felsenthal	49	Vice President and Controller
Steven W. Richards	41	Vice President, Chief Financial Officer, Treasurer and Secretary
O. Clay Swain	42	Sr. Vice President — Marketing
Shane S. Whiteside	40	Sr. Vice President and Chief Operating Officer
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

      Daniel L. Felsenthal has served as our Vice President and Controller since February 2003. From May 2002 through November 2002, Mr. Felsenthal was a financial consultant. From November 2001 through May 2002, Mr. Felsenthal served as the Chief Financial Officer for Castro — Krause’s Industries, Inc. From February 1999 through October 2001, Mr. Felsenthal served as the Vice President, Corporate Controller for Krause’s Furniture, Inc. Mr. Felsenthal holds a Bachelor of Arts degree in Economics from the University of California at Los Angeles and a Master of Business Administration degree from the University of Pennsylvania, the Wharton School.
      Steven W. Richards has served as our Chief Financial Officer since December 2005. Mr. Richards has served as our Secretary since September 2005, a Vice President since October 2003 and our Treasurer since May 2000. From June 1996 to April 2000, Mr. Richards worked in a variety of financial planning and analysis roles at Atlantic Richfield Corporation, a multinational oil and gas company. Mr. Richards holds a Bachelor of Journalism degree from the University of Missouri, Columbia and a Master of Business Administration degree from the University of Southern California. Mr. Richards is a Chartered Financial Analyst charterholder.
      O. Clay Swain has served as our Senior Vice President — Marketing since November 2005, Senior Vice President — Sales and Marketing from October 2003 to November 2005, our Vice President, Sales and Marketing from September 2001 to October 2003, our Vice President, Sales since June 2000 to September 2001, and as our National Sales Manager from March 2000 to June 2000. From July 1999 to February 2000, Mr. Swain served as General Manager of Tyco Printed Circuit Group, Logan Division, a printed circuit board manufacturer. Mr. Swain holds a Bachelor of Science degree and a Master in Business Administration degree from Utah State University.
      Shane S. Whiteside has served as a Senior Vice President since October 2003 and our Vice President and Chief Operating Officer since December 2002. From January 2001 to November 2002, Mr. Whiteside was the Vice President of Operations — Santa Ana Division and our Director of Operations — Santa Ana Division from July 1999 to December 2000. From March 1998 to June 1999, Mr. Whiteside was the Director of Operations of Power Circuits. Mr. Whiteside holds a Bachelor of Arts degree in Economics from the University of California at Irvine.
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

ITEM 1A.	RISK FACTORS
      An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.
      In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-K or the other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions or otherwise.

Risks Related to Our Company

We are heavily dependent upon the worldwide electronics industry, which is characterized by significant economic cycles and fluctuations in product demand. A significant downturn in the electronics industry could result in decreased demand for our manufacturing services and lowered our sales and gross margins.
      A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and would be negatively affected by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity, or a decline in the electronics industry could negatively affect our business, results of operations, and financial condition. For example, our net sales declined from $129.0 million in 2001 to $89.0 million in 2002, due to a significant downturn in demand in the electronics industry during 2001 and 2002. A decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.

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
      A small number of customers are responsible for a significant portion of our net sales. Our five largest OEM customers accounted for approximately 54% of our net sales in 2004, and approximately 54% of our net sales in 2005. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. If our customers fail to place orders with us at past levels, it would harm our business, results of operations, and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.
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
      We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower-cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market. We do not have offshore facilities in lower-cost locations such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their capacity and capabilities with advanced equipment to produce higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share, which may force us to lower our prices, reducing our gross margins.

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
      Our 10 largest customers accounted for approximately 65% of our net sales in 2004, and approximately 66% of our net sales in 2005. Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.
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

We expect to continue to pursue acquisitions to expand our operations, and we may have trouble integrating acquisitions. Acquisitions involve numerous risks.
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
      Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

•	the potential inability to identify assets best suited to our business plan;

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in managing production and coordinating operations at new sites;

•	the potential inability to retain existing customers of acquired companies when we desire to do so;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the potential need to restructure, modify, or terminate customer relationships of the acquired company;

•	an increased concentration of business from existing or new customers; and

•	the potential loss of key employees of acquired operations.
      Acquisitions may cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	assume liabilities;

•	acquire leased facilities with relatively short lease expirations or with no options to renew;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	enter markets in which we have limited or no prior experience;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs;

•	incur costs, whether or not a proposed acquisition is consummated;

•	incur unanticipated costs; or

•	become subject to litigation and environmental issues.
      Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not harm our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

We rely on suppliers for the timely delivery of raw materials used in manufacturing our printed circuit boards, and an increase in industry demand or the presence of a shortage for these raw materials may increase the price of these raw materials and reduce our gross margins. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.
      To manufacture printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, and other commodity products, which we order from our suppliers. Although we have preferred suppliers for most of these raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time, we may experience increases in raw material prices, based on demand trends, which can negatively affect our gross margins. Higher laminate prices were responsible for an approximate one percentage point decline in our gross margins in the fourth fiscal quarter 2004. In addition, consolidations and restructuring in our supplier base may result in adverse materials pricing due to reduction in competition among our suppliers. Furthermore, if a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

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
      Many of our competitors and potential competitors have a number of significant advantages over us, including:

•	greater financial and manufacturing resources that can be devoted to the development, production, and sale of their products;

•	more established and broader sales and marketing channels;

•	more manufacturing facilities worldwide, some of which are closer in proximity to OEMs;

•	manufacturing facilities that are located in countries with lower production costs;

•	lower capacity utilization in peak market conditions that can result in shorter lead times to customers;

•	ability to add additional capacity faster or more efficiently;

•	preferred vendor status with existing and potential customers;

•	greater name recognition;

•	manufacturing facilities with U.S. military clearances; and

•	larger customer bases.
      In addition, these competitors may respond more quickly to new or emerging technologies, or adapt more quickly to changes in customer requirements, and devote greater resources to the development, promotion, and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. During recessionary periods in the electronics industry, our strategy of providing quick-turn services, an integrated manufacturing solution, and responsive customer service may take on reduced importance to our customers. As a result, we may need to compete more on the basis of price, which could cause our gross margins to decline. Periodically, printed circuit board manufacturers experience overcapacity. Overcapacity, combined with weakness in demand for electronic products, results in increased competition and price erosion for printed circuit boards.

Our quarterly results of operations are often subject to demand fluctuations and seasonality. With a high level of fixed operating costs, even small revenue shortfalls would decrease our gross margins and potentially cause the trading price of our common stock to decline.
      Our quarterly results of operations fluctuate for a variety of reasons, including:

•	timing of orders from and shipments to major customers;

•	the levels at which we utilize our manufacturing capacity;

•	price competition;

•	changes in our mix of revenues generated from quick-turn versus standard delivery time services;

•	expenditures, charges or write-offs, including those related to acquisitions, facility restructurings, or asset impairments; and

•	expenses relating to expanding existing manufacturing facilities.
      A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, unexpected revenue shortfalls may decrease our gross margins. In addition, we have experienced sales fluctuations due to seasonal patterns in the capital budgeting and purchasing cycles, as well as inventory management practices of our customers and the end markets we serve. In particular, the seasonality of the computer industry and quick-turn ordering patterns affects the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any quarterly period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock would likely decline.

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
      Sales to EMS providers represented approximately 69% of our net sales in 2005. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations, and financial condition may be harmed.

If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively affected. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.
      As of December 31, 2005, our consolidated balance sheet reflected $73.5 million of goodwill and intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

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
      We could be subject to legal proceedings and claims for alleged infringement by us of third-party proprietary rights, such as patents, from time to time in the ordinary course of business. It is possible that the circuit board designs and other specifications supplied to us by our customers might infringe on the patents or other intellectual property rights of third parties, in which case our manufacture of printed circuit boards according to such designs and specifications could expose us to legal proceedings for allegedly aiding and abetting the violation, as well as to potential liability for the infringement. If we do not prevail in any litigation as a result of any such allegations, our business could be harmed.

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

Increasingly, our larger customers are requesting that we enter into supply agreements with them that have increasingly restrictive terms and conditions. These agreements typically include provisions that increase our financial exposure, which could result in significant costs to us.
      Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically include provisions that generally serve to increase our exposure for product liability and warranty claims — as compared to our standard invoice terms — which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which can adversely impact our cash flow and results of operations.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.
      We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures, despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Our sales mix has shifted towards standard delivery time products, which have larger production runs, thereby increasing our exposure to these types of defects. Since our products are used in products that are integral to our customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain technology errors and omissions insurance, we can not assure you that we will continue to be able to purchase such insurance coverage in the future on terms that are satisfactory to us, if at all.

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
      Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations, and we are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling, or disposal might require a high level of unplanned capital investment or global relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, results of operations, and financial condition.
      In addition, we are increasingly required to certify compliance to the European Union Restriction of Hazardous Substances (“RoHS”) directive for some of the products that we manufacture. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certification.

If our net earnings do not remain at or above recent levels, or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record an additional valuation allowance against our net deferred tax assets.
      As of December 31, 2005, we had deferred tax assets of approximately $11.4 million, which is net of a valuation allowance of $2.5 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
      The following table describes our principal manufacturing facilities.

Location	Square Feet	Primary Use	Secondary Use

Santa Ana, CA	98,000	Prototype	Ramp-to-volume
Redmond, WA	102,200	Ramp-to-volume	High-mix and prototype
Chippewa Falls, WI	280,400	High technology	High-mix and prototype
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

	High	Low

2005:
First Quarter	$11.33	$8.82
Second Quarter	$10.55	$7.28
Third Quarter	$8.38	$6.25
Fourth Quarter	$9.83	$6.81
2004:
First Quarter	$20.36	$11.46
Second Quarter	$14.34	$10.03
Third Quarter	$12.25	$8.46
Fourth Quarter	$12.92	$8.96
      As of March 1, 2006, there were approximately 340 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq National Market on March 1, 2006 was $13.25 per share.
      We have not declared or paid any dividends since 2000, and we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our senior credit facility prohibits the payment of dividends. We presently intend to retain any future earnings to finance future operations and the expansion of our business.

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

	Year Ended December 31,

	2001	2002(1)	2003(1)	2004	2005

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$128,989	$88,989	$180,317	$240,650	$240,209
Cost of goods sold	92,235	78,456	145,694	172,103	186,453

Gross profit	36,754	10,533	34,623	68,547	53,756

Operating expenses:
Selling and marketing	7,272	6,447	10,858	12,032	11,977
General and administrative	5,435	5,519	11,696	13,223	14,135
Amortization of intangibles(2)	4,808	1,202	1,202	1,202	1,202
Restructuring charges(3)	—	3.859	649	855	—

Total operating expenses	17,515	17,027	24,405	27,312	27,314

Operating income (loss)	19,239	(6,494)	10,218	41,235	26,442
Other income (expense):
Interest expense	(2,644)	(1,084)	(583)	(367)	(179)
Amortization of debt issuance costs	(41)	(105)	(97)	(148)	(72)
Interest income and other, net	629	694	352	793	2,126

Income (loss) before income taxes and extraordinary item	17,183	(6,989)	9,890	41,513	28,317
Income tax (provision) benefit	(6,189)	2,278	(3,901)	(13,183)	2,524

Income (loss) before extraordinary item	10,994	(4,711)	5,989	28,330	30,841
Extraordinary gain	—	6,296	1,453	—	—

Net income	$10,994	$1,585	$7,442	$28,330	$30,841

Income (loss) per common share, before extraordinary item:
Basic	$0.29	$(0.12)	$0.15	$0.69	$0.75

Diluted	$0.28	$(0.12)	$0.15	$0.68	$0.74

Income per common share:
Basic	$0.29	$0.04	$0.19	$0.69	$0.75

Diluted	$0.28	$0.04	$0.18	$0.68	$0.74

Weighted average common shares:
Basic	37,482	39,511	39,993	40,780	41,232
Diluted	38,899	39,511	41,123	41,868	41,770
Other Financial Data:
Depreciation of property, plant and equipment	$8,294	$8,761	$7,774	$8,213	$9,290
Non-cash restructuring charges for impairment of building and equipment	—	1,838	446	855	—

(1)	Our results for the year ended December 31, 2002 include only six days of activity of Advanced Circuits, Inc., which we acquired on December 26, 2002. A full year of activity at this subsidiary is included in our results for the year ended December 31, 2003. In both 2002 and 2003, we recorded extraordinary gains related to this acquisition.

(2)	In 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” and ceased amortizing goodwill. Our expense from 2002 through 2005 reflects amortization of intangibles related to our acquisition of Power Circuits in July 1999.

(3)	We recorded restructuring charges in 2002, 2003 and 2004 related to the closure of our Burlington, Washington, facility and sale of the building. The charge in 2002 is comprised primarily of severance expense and other cash exit costs as well as non-cash expenses to write down the value of the building and equipment held for sale. The charges in 2003 and 2004 were to further write down the value of the building and equipment. See Note 3 to our consolidated financial statements included herein.

	As of December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$29,099	$40,405	$52,352	$82,645	$111,224
Total assets	193,076	197,506	205,857	235,770	273,143
Long-term debt, including current maturities	32,625	10,000	7,777	—	—
Stockholders’ equity	150,079	167,426	178,327	211,626	243,952

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Supplemental Data:
EBITDA(1)	$32,970	$10,459	$21,057	$51,560	$39,176
Cash flows from operating activities	38,245	10,011	18,582	48,810	31,027
Cash flows from investing activities	(13,176)	(7,017)	(13,181)	(9,276)	(13,583)
Cash flows from financing activities	(9,873)	(7,105)	863	(5,989)	626

(1)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA to enhance the understanding of our operating results. EBITDA is a key measure we use to evaluate our operations. In addition, we provide our EBITDA because we believe that investors and securities analysts will find EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principals generally accepted in the United States. The following provides a reconciliation of EBITDA to the financial information in our consolidated statement of operations.

	Year Ended December 31,

	2001	2002	2003	2004	2005

			(In thousands)
Net income	$10,994	$1,585	$7,442	$28,330	$30,841

Add back items:
Income taxes	6,189	(2,278)	3,901	13,183	(2,524)
Interest expense	2,644	1,084	583	367	179
Amortization of debt issuance costs	41	105	97	148	72
Depreciation of property, plant and equipment	8,294	8,761	7,774	8,213	9,290
Amortization of intangibles	4,808	1,202	1,260	1,319	1,318

Total	21,976	8,874	13,615	23,230	8,335

EBITDA	$32,970	$10,459	$21,057	$51,560	$39,176

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      We are a one-stop provider of time-critical and technologically complex, multilayer printed circuit boards, which serve as the foundation of sophisticated electronic products. We serve high-end commercial markets — including the networking/communications infrastructure, high-end computing and industrial/medical markets — which are characterized by high levels of complexity, short product life cycles and moderate production volumes. Our customers include OEMs and EMS companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market.
      The market for our products experienced a sustained downturn during 2001 and 2002, due to the economic slowdown in the electronics industry. During this period, we reduced our work force and focused on cost reduction by improving the efficiency of our operations and negotiating lower prices on key supplies from our vendors. Throughout this period, we generated positive cash flow from operations, added new customers, and continued to invest in our future growth, adding capital equipment and acquiring Advanced Circuits in December 2002. During 2003, we generated increased sales due to the inclusion of Advanced Circuits, market share gains, and the improving economic conditions in the electronics industry and our customers’ end markets. Our gross profit margin also increased from 2002 to 2003, due to our improved operating leverage as costs that are largely fixed in nature, such as labor, were absorbed over greater production volume. Market conditions continued to improve in 2004, resulting in further revenue growth and expanded gross margins. During the first half of 2005, prices for our printed circuit boards declined leading to lower revenue and gross margins. However, prices as well as production volume increased during the second half of 2005, leading to increased revenue and expanded gross margins.
      We manufacture printed circuit boards at three specialized and integrated facilities in the United States. Our facility in Santa Ana, California specializes in quick-turn work, which has delivery times of ten days or less and is characterized by small volumes of printed circuit boards. Our Chippewa Falls, Wisconsin facility focuses on higher-volume production runs of technologically complex multilayer printed circuit boards with average lead times of two to ten weeks. Our Redmond, Washington facility focuses on mid-volume production of standard lead-time printed circuit boards. Although our facilities are specialized, we are able to transfer work among our plants to maximize production during periods of peak demand.
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
      Phase one of the expansion plan, which featured the construction of a 44,000-square-foot addition and the purchase of capital equipment, increased capacity by approximately 55% from capacity levels as of the first quarter of 2004, and was completed in March 2005 at a capital cost of approximately $10.5 million.
      Should we choose to pursue it, the second phase of the Chippewa Falls expansion plan would allow us to expand production capacity an additional 30% from the maximum levels provided by phase one.
      We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2005, we had approximately 580 customers and approximately 560 as of December 31, 2004. Sales to our 10 largest customers accounted for 66% of our net sales in 2005 and 65% of our net sales in 2004. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 54% of our net sales in 2005.

      The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Year Ended December 31,

End Markets(1)	2003	2004	2005

Networking/ Communication	39.2%	42.8%	45.0%
High-End Computing	34.8	30.7	26.6
Industrial/Medical	11.9	14.5	16.2
Computer Peripherals	8.9	5.5	5.2
Handheld/ Cellular	2.1	2.6	3.3
Other	3.1	3.9	3.7

Total	100.0%	100.0%	100.0%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
      We measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders increased from 20% of net sales in 2004 to 22% of net sales in 2005, due to higher demand for our ramp-to-volume production services. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
      We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically has been less than 2% of gross sales. We provide our customers a limited right of return for defective printed circuit boards. We record an amount for estimated sales returns and allowances at the time of sale based on our historical results. To the extent actual returns vary from our historical experience, revisions to these allowances may be required.
      Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products. Many factors affect our gross margin, including capacity utilization, product mix, production volume and yield. As of the end of 2005, we were operating at approximately 80% of our production capacity. We do not participate in any significant long-term supply contracts, and we believe there are a number of potential suppliers for the raw materials we use. We believe that our cost of goods sold will continue to fluctuate as a percentage of net sales.
      Selling and marketing expenses consist primarily of salaries and commissions paid to our internal sales force and commissions paid to independent sales representatives, salaries paid to our sales support staff as well as costs associated with marketing materials and trade shows. As general economic conditions continue to improve, we expect to receive more quick-turn orders due to increased prototype work related to new product introductions at our customers. As these quick-turn sales become a higher percentage of total sales, our average commission rate is expected to increase. We generally pay higher commissions to our independent sales representatives for quick-turn work, which generally has a higher gross profit component than standard lead-time work. We expect our selling and marketing expenses to continue to fluctuate as a percentage of net sales.
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
      Our restructuring charges in 2003 relate primarily to severance costs to consolidate overhead operations following the acquisition of Advanced Circuits in December 2002 as well as a further write down of assets held for sale. Restructuring charges in 2004 relate to the final write down of assets held for sale associated with the sale of the Burlington, Washington facility.
      Our interest expense relates to our senior credit facility and our other long-term obligations.
      Amortization of debt issuance costs consists of the amortization of loan origination fees and related expenses. Interest and other income consist primarily of interest received on our cash balances.
Critical Accounting Policies and Estimates
      Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ from these estimates under different assumptions or conditions.
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
      We derive revenues primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss have transferred, and collectibility is reasonably assured — generally when products are shipped to the customer. We provide our customers a limited right of return for defective printed circuit boards. We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information. To the extent actual experience varies from our historical experience, revisions to these allowances may be required.
      We have significant long-lived tangible and intangible assets consisting of property, plant and equipment; goodwill; and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our quick-turn business. During the fourth fiscal quarter 2005, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed. At December 31, 2005, we determined that there were no events or changes in circumstances that indicated that the carrying amount of long-lived tangible assets, goodwill and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.
      Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2005, we have net deferred income tax assets of $11.4 million, which is net of a valuation allowance of approximately $2.5 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what is already recorded, we would reverse all or a portion of valuation allowance in the period the determination is made. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
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

RESULTS OF OPERATIONS
      The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,

	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.8	71.5	77.6

Gross profit	19.2	28.5	22.4

Operating expenses:
Selling and marketing	6.0	5.0	5.0
General and administrative	6.5	5.5	5.9
Amortization of intangibles	0.7	0.5	0.5
Restructuring charges	0.3	0.4	—

Total operating expenses	13.5	11.4	11.4

Operating income	5.7	17.1	11.0
Other income (expense):
Interest expense	(0.3)	(0.1)	(0.1)
Amortization of debt issuance costs	(0.1)	(0.0)	(0.0)
Interest income and other, net	0.2	0.3	0.9

Income before income taxes and extraordinary item	5.5	17.3	11.8
Income tax benefit (provision) benefit	(2.2)	(5.5)	1.0

Income before extraordinary item	3.3	11.8	12.8
Extraordinary gain	0.8	—	—

Net income	4.1%	11.8%	12.8%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales
      Net sales decreased $0.4 million, or 0.2%, from $240.6 million in 2004 to $240.2 million in 2005 due to declining prices, partially offset by an increase in production volume. Volume increased approximately 5% primarily due to higher demand from our customers for our products. Prices fell approximately 5% primarily due to increased competition and excess capacity in the North American printed circuit board industry, partially offset by a shift in product mix toward more high technology production. Our quick-turn production, which generally is characterized by higher prices, increased from 20% of revenue in 2004 to 22% of revenue in 2005.

Gross Profit
      Cost of goods sold increased $14.4 million, or 8.3%, from $172.1 million for 2004 to $186.5 million for 2005. Cost of goods sold rose due to an increase in the number of printed circuit boards sold as well as price increases in raw materials, higher repair and maintenance costs, higher utilities costs, primarily natural gas, and higher depreciation expense. In addition, higher wage rates and greater headcount led to increased labor costs, but these increases were partially offset by a reduced incentive compensation accrual. As a percentage of net sales, cost of goods sold increased from 71.5% for 2004 to 77.6% for 2005 primarily due to declining prices and higher absolute costs, partially offset by increased absorption of fixed costs.

      As a result of the foregoing, gross profit decreased $14.7 million, or 21.6%, from $68.5 million for 2004 to $53.8 million for 2005. Our gross margin decreased from 28.5% in 2004 to 22.4% in 2005.
      The decline in our gross margin was due to lower prices for our products as well as higher cost of goods sold, which increased due to the factors discussed above. This decline in gross margin was somewhat mitigated by increased absorption of fixed costs due to increased production. Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases. However, at higher capacity utilization rates, additional employees and capital may be required. Our average layer count increased from 15.6 in 2004 to 15.8 in 2005.

Operating Expenses
      Selling and marketing expenses remained essentially flat at $12.0 million for 2004 and 2005. As a percentage of net sales, selling and marketing expenses remained unchanged at 5.0% during the same periods of time. The mix of selling and marketing expenses did not change significantly from 2004 to 2005.
      General and administrative expenses increased $0.9 million from $13.2 million, or 5.5% of net sales, for 2004 to $14.1 million, or 5.9% of net sales, for 2005. The increase in expenses resulted primarily from a net $2.2 million loss contingency accrual related to reaching a definitive agreement with a customer to resolve a dispute concerning certain goods shipped in 2002 and 2003; higher accounting fees for the audit of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act; and higher labor expense due to higher wage rates, partially offset by lower incentive compensation expense and costs related to a proposed public stock offering in the second fiscal quarter 2004. General and administrative expenses increased as a percentage of net sales, primarily due to the net increase in expenses described in this paragraph.
      In the second fiscal quarter 2004, we recorded a restructuring charge of $0.9 million to write down the value of our Burlington, Washington building prior to selling it. We subsequently sold it in the fourth fiscal quarter 2004.

Other Income (Expense)
      Other income (expense) improved $1.6 million from income of $0.3 million in 2004 to income of $1.9 million in 2005. This increase resulted from higher interest income due to higher cash and short term investment balances and higher interest rates in 2005 as compared to 2004 as well as lower interest expense in 2005 due to the repayment of our term loan in 2004.

Income Taxes
      The provision for income taxes decreased from a $13.2 million provision for 2004 to a $2.5 million benefit for 2005. The change from an income tax provision in 2004 to an income tax benefit in 2005 resulted from lower pretax income in 2005 combined with a lower effective tax rate for 2005. Our effective tax provision rate was 31.8% in 2004 and our effective tax benefit rate was 8.9% in 2005. Our effective tax rate is primarily impacted by the federal income tax rate; apportioned state income tax rates; utilization of other credits and deductions available to us; and certain non-deductible items. In addition, during 2004 and 2005, we decreased our valuation allowance against our deferred income tax assets and benefited our 2004 and 2005 income tax provision by $2.1 million and $12.7 million, respectively, for the portion that we determined that is more likely than not to be realized. The reduction in valuation allowance in 2005 occurred during the fourth quarter given the additional positive evidence from continued historical earnings and expectations of future earnings which was sufficient for us to conclude that it was more likely than not that most of our deferred income tax assets will be realized. Excluding the favorable impacts to our tax provision resulting from the decreases in our valuation allowance in 2004 and 2005, our effective tax rate in 2004 was 36.8% and 35.8% in 2005. As of December 31, 2005, our valuation allowance was approximately $2.5 million. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, the effective income tax rate could change due to changes in the mix of income, changes to income tax credits and changes to the valuation allowance.

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

Gross Profit
      Cost of goods sold increased $26.4 million, or 18.1%, from $145.7 million for 2003 to $172.1 million for 2004. Higher cost of goods sold resulted primarily from higher labor and materials costs associated with an increase in the number of printed circuit boards sold. As a percentage of net sales, cost of goods sold decreased from 80.8% for 2003 to 71.5% for 2004 due to greater labor and production efficiencies, lower materials costs and improved absorption of manufacturing overhead.
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
      Restructuring charges of $0.6 million recorded in 2003 related to severance and other exit costs associated with eliminating 45 positions at our Redmond, Washington facility and an impairment for our Burlington, Washington building. In 2004, we recorded a restructuring charge of $0.9 million to write down the value of our Burlington, Washington building prior to selling it. There were no unutilized restructuring accruals at December 31, 2004.

Income Taxes
      The provision for income taxes increased from a $3.9 million provision for 2003 to a $13.2 million provision for 2004. The increase in the income tax provision resulted primarily from higher pretax income, partially offset by a lower effective tax rate for 2004. Our effective tax rate was 39.4% in 2003, and it was 31.8% in 2004. Our effective tax rate is primarily impacted by state income taxes, which vary due to the sales and profitability mix among our facilities, as well as utilization of the federal extraterritorial income exclusion, state income tax credits and certain non-deductible items. In addition, during 2004, we decreased our valuation allowance against our deferred income tax assets and benefited our 2004 income tax provision by $2.1 million for the portion that we determined that was more likely than not to be realized. Excluding the favorable impact resulting from the decrease in valuation allowance, our effective tax rate in 2004 was 36.8%. As of December 31, 2004, our valuation allowance was approximately $14.5 million. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, the effective income tax rate could change due to changes in the mix of income, changes to income tax credits and changes to the valuation allowance.

Extraordinary Gain
      In 2003, we recorded an extraordinary gain of $1.5 million after resolving certain contingencies concerning the fair value of certain assets acquired and liabilities assumed as part of our acquisition of Advanced Circuits, including the settlement of a claim for a working capital adjustment.
Liquidity and Capital Resources
      Our principal sources of liquidity have been cash provided by operations, proceeds from our public offerings and proceeds from employee exercises of stock options. Our principal uses of cash have been to finance capital expenditures, meet debt service requirements, fund working capital and finance mergers and acquisitions. We anticipate that these uses will continue to be the principal demands on our cash in the future. As of December 31, 2005, we had net working capital of approximately $111.2 million, compared to $82.6 million as of December 31, 2004. The increase in working capital is primarily attributable to increases in cash and cash equivalents, inventories, accounts receivable and deferred income taxes.
      The following table provides information on future minimum lease payments under non-cancelable operating leases, current purchase obligation related to capital expenditures, accrued contingencies and other long-term liabilities reflected on our balance sheet under generally accepted accounting principles as of December 31, 2005 (in thousands):

		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$301	$176	$125	$—	$—
Purchase obligations	1,266	1,266	—	—	—
Accrued contingencies	3,150	3,150	—	—	—
Other long-term liabilities(1)	1,264	1,264	—	—	—

Total contractual obligations	$5,981	$5,856	$125	$—	$—

(1)	Our balance sheet reflects these other long-term liabilities at their net present value.
      Based on our current level of operations, we believe that cash generated from operations, available cash, and amounts available under our senior credit facility will be adequate to meet our currently anticipated capital expenditures and working capital needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are for other contractual obligations as indicated in our contractual obligations table above and for capital purchases that we make from time to time.
      Net cash provided by operating activities was $31.0 million in 2005, compared to $48.8 million in 2004. Our 2005 operating cash flow of $31.0 million primarily reflects net income of $30.8 million, $10.6 million of depreciation and amortization, a $0.6 million income tax benefit from stock options exercised, and $0.1 million of non-cash interest expense, partially offset by an increase in deferred income tax assets of $8.6 million and a net increase in working capital of $2.5 million, excluding cash and short-term investments.
      Net cash used in investing activities was $13.6 million in 2005, compared to $9.3 million in 2004. In 2005, we made net purchases of $8.0 million of property, plant and equipment and a net reduction of $5.6 million in net short-term investments.
      Net cash provided by financing activities was $0.6 million in 2005, compared to $6.0 million used in financing activities in 2004. Our 2005 financing net cash flow reflects proceeds of approximately $0.8 million from employee stock option exercises, partially offset by payment of $0.2 million of debt issuance costs for our new senior credit facility. As of December 31, 2005, we have no outstanding long-term debt obligations.
      We have a committed revolving credit facility of $25 million with a final maturity date of July 15, 2008. We have a one-time option to increase the size of our revolving credit facility to $50 million provided that no default or event of default exists, as defined in the credit agreement. Our revolving loan facility contains a $5 million letter of credit sub-facility. We may borrow, repay and reborrow under the revolving loan facility at any time. The revolving loan bears interest at rates ranging from LIBOR plus 1.0% to 1.75% or the Alternate Base Rate, as defined in the credit agreement plus 0.0% to 0.5%. The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon our leverage ratio, as defined in the agreement. As of December 31, 2005, we had no outstanding revolving loan balances. We pay quarterly a commitment fee ranging from 0.20% to 0.35% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing. As of December 31, 2005, we were in compliance with the covenants of our revolving credit facility.
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt SFAS No. 154 beginning January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company will utilize the Black-Scholes option-pricing model as its fair value model, will use the straight-line method to amortize compensation cost and will use the prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R. The Company has evaluated the requirements of SFAS 123R and expects that the adoption of SFAS 123R will require the Company to expense approximately $0.9 million in 2006 for unvested stock options outstanding on January 1, 2006, which would previously have been presented in a pro forma footnote disclosure. In addition, for any new awards that may be granted in 2006, we will incur additional expense that cannot yet be quantified. Further, SFAS 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company has determined that its adoption of SFAS 151 will not have a material impact on its consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Interest Rate Risk. Our revolving credit facility bears interest at floating rates. The revolving credit facility bears interest ranging from 1.0% to 1.75% per annum plus the applicable LIBOR or from 0.0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. A 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. As of December 31, 2005, we have no outstanding revolving loans.

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
      An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 of this report.
Inherent Limitations on Effectiveness of Controls
      Our management, including our principal executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION
      Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Management” of this report.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedule
      (1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this Report.
      (2) Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts is set forth on page S-2 of this Report.

Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.
      (3) Exhibits

(b)	Exhibits

Exhibit
Number	Exhibits

2.1	Form of Plan of Reorganization(1).
2.2	Stock Purchase Agreement between Honeywell Electronic Materials, Inc. and TTM Technologies, Inc. dated as of December 24, 2002(2)
3.1	Registrant’s Certificate of Incorporation.(3)
3.2	Registrant’s Bylaws.(3)
4.1	Form of Registrant’s common stock certificate.(3)
10.1	Second Amended and Restated Credit Agreement dated as of July 15, 2005 among the Company, the Domestic Subsidiaries of the Company from time to time parties thereto, the Lender Parties thereto, Wachovia Bank, National Association, as Administrative Agent.(4)
10.2	Employment Agreement dated as of December 31, 2005 between the Registrant and Kenton K. Alder.
10.3	Form of Executive Change in Control Severance Agreement and schedule of agreements entered into on December 1, 2005.
10.4	Amended and Restated Management Stock Option Plan.(1)
10.5	Form of Management Stock Option Agreement.(1)
10.6	Form of 2000 Equity Compensation Plan.(1)
10.7	Form of Indemnification Agreement with directors, officers and key employees.(1)
10.8	Statutory Warranty Deeds for Redmond Facility.(1)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on December 27, 2002.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on July 21, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

Date: March 14, 2006	By: /s/ KENTON K. ALDER Kenton K. Alder President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENTON K. ALDER Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	March 14, 2006

/s/ STEVEN W. RICHARDS Steven W. Richards	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 14, 2006

/s/ DANIEL L. FELSENTHAL Daniel L. Felsenthal	Vice President and Controller (Principal Accounting Officer)	March 14, 2006

/s/ ROBERT E. KLATELL Robert E. Klatell	Chairman of the Board	March 14, 2006

/s/ THOMAS T. EDMAN Thomas T. Edman	Director	March 14, 2006

/s/ JAMES K. BASS James K. Bass	Director	March 14, 2006

/s/ RICHARD P. BECK Richard P. Beck	Director	March 14, 2006

/s/ JOHN G. MAYER John G. Mayer	Director	March 14, 2006

TTM TECHNOLOGIES, INC.
Index to Consolidated Financial Statements and Schedule

 Report of Independent Registered Public Accounting Firm on Management’s Assessment of the Effectiveness on Internal Control Over Financial Reporting and on the Effectiveness of Internal Control Over Financial Reporting
F-2
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-3
Consolidated Balance Sheets as of December 31, 2004 and 2005	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005	F-5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005	F-7
Notes to Consolidated Financial Statements	F-8
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedule	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TTM Technologies, Inc:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that TTM Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TTM Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that TTM Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TTM Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Salt Lake City, Utah
March 6, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TTM Technologies, Inc.:
      We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTM Technologies, Inc. and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TTM Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Salt Lake City, Utah
March 6, 2006

TTM TECHNOLOGIES, INC.
Consolidated Balance Sheets
As of December 31, 2004 and 2005

	2004	2005

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$43,188	$61,258
Short-term investments	15,350	21,100
Accounts receivable, net of allowances of $4,018 and $4,094, respectively	35,778	38,631
Inventories, net	8,993	12,564
Prepaid expenses and other	1,048	2,261
Income taxes receivable	157	—
Deferred income taxes	1,820	4,601

Total current assets	106,334	140,415

Property, plant and equipment, at cost:
Land	4,932	4,932
Machinery and equipment	63,387	68,624
Buildings and improvements	14,429	22,523
Furniture and fixtures	420	424
Automobiles	80	80
Construction-in-process	9,593	1,436

	92,841	98,019
Less accumulated depreciation	(40,667)	(46,221)

Property, plant and equipment, net	52,174	51,798

Other assets:
Debt issuance costs, net of accumulated amortization of $402 and $33, respectively	39	199
Deferred income taxes	1,051	6,834
Goodwill	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $6,743 and $8,061, respectively	11,636	10,318
Deposits and other	1,383	426

Total other assets	77,262	80,930

	$235,770	273,143

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,530	$11,310
Accrued salaries, wages and benefits	11,629	9,921
Accrued contingencies	—	3,150
Other accrued expenses	1,189	1,642
Income taxes payable	160	2,116
Current portion other long-term liabilities	1,181	1,052

Total current liabilities	23,689	29,191

Other long-term liabilities, less current portion	455	—

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 41,014 and 41,311 shares issued and outstanding, respectively	41	41
Additional paid-in capital	158,149	159,634
Retained earnings	53,436	84,277

Total stockholders’ equity	211,626	243,952

	$235,770	$273,143

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2003, 2004 and 2005

	2003	2004	2005

	(In thousands, except per share data)
Net sales	$180,317	$240,650	$240,209
Cost of goods sold	145,694	172,103	186,453

Gross profit	34,623	68,547	53,756

Operating expenses:
Selling and marketing	10,858	12,032	11,977
General and administrative	11,696	13,223	14,135
Amortization of definite-lived intangibles	1,202	1,202	1,202
Restructuring charges	649	855	—

Total operating expenses	24,405	27,312	27,314

Operating income	10,218	41,235	26,442

Other income (expense):
Interest expense	(583)	(367)	(179)
Amortization of debt issuance costs	(97)	(148)	(72)
Interest income and other, net	352	793	2,126

Total other income (expense), net	(328)	278	1,875

Income before income taxes and extraordinary item	9,890	41,513	28,317
Income tax benefit (provision)	(3,901)	(13,183)	2,524

Income before extraordinary item	5,989	28,330	30,841
Extraordinary gain	1,453	—	—

Net income	$7,442	$28,330	$30,841

Basic earnings per share:
Income before extraordinary item	$0.15	$0.69	$0.75
Extraordinary gain	0.04	—	—

Net income	$0.19	$0.69	$0.75

Diluted earnings per share:
Income before extraordinary item	$0.15	$0.68	$0.74
Extraordinary gain	0.03	—	—

Net income	$0.18	$0.68	$0.74

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2003, 2004 and 2005

	Common Stock		Additional		Deferred
			Paid-In	Retained	Stock-Based
	Shares	Amount	Capital	Earnings	Compensation	Total

	(In thousands)
Balance, December 31, 2002	39,724	$39	$149,897	$17,664	$(174)	$167,426
Amortization of deferred stock-based compensation	—	—	—	—	139	139
Shares sold in secondary public offering, net of offering costs	200	—	1,724	—	—	1,724
Exercise of common stock options	551	1	1,595	—	—	1,596
Net income	—	—	—	7,442	—	7,442

Balance, December 31, 2003	40,475	40	153,216	25,106	(35)	178,327
Amortization of deferred stock-based compensation	—	—	—	—	35	35
Stock-based compensation	—	—	96	—	—	96
Exercise of common stock options	539	1	1,787	—	—	1,788
Income tax benefit from options exercised	—	—	3,050	—	—	3,050
Net income	—	—	—	28,330	—	28,330

Balance, December 31, 2004	41,014	41	158,149	53,436	—	211,626
Exercise of common stock options	297	—	858	—	—	858
Income tax benefit from options exercised	—	—	627	—	—	627
Net income	—	—	—	30,841	—	30,841

Balance, December 31, 2005	41,311	$41	$159,634	$84,277	$—	$243,952

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2004 and 2005

	2003	2004	2005

	(In thousands)
Cash flows from operating activities:
Net income	$7,442	$28,330	$30,841
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	(1,453)	—	—
Depreciation of property, plant and equipment	7,774	8,213	9,290
Net loss (gain) on sale of property, plant and equipment	(92)	—	—
Amortization of definite-lived intangible assets	1,260	1,319	1,318
Amortization of deferred stock-based compensation and stock-based compensation	139	131	—
Amortization of debt issuance costs	97	148	72
Amortization of premiums and discounts on short-term investments, net	—	—	(125)
Non-cash interest imputed on other long-term liabilities	149	118	64
Non-cash restructuring charge for impairment of building and equipment	446	855	—
Income tax benefit from stock options exercised	—	3,050	627
Deferred income taxes	4,227	9,211	(8,564)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,050)	(7,259)	(2,853)
Inventories, net	1,939	(376)	(3,571)
Prepaid expenses and other	2,523	81	(1,213)
Income taxes receivable	4,400	673	157
Accounts payable	(4,073)	1,668	1,780
Income taxes payable	—	160	1,956
Accrued contingencies	—	—	3,150
Accrued salaries, wages and benefits and other accrued expenses	3,854	2,488	(1,902)

Net cash provided by operating activities	18,582	48,810	31,027

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(6,564)	(17,502)	(7,962)
Purchase of intangibles	(350)	—	—
Purchases of available-for-sale short-term investments	(29,904)	(27,050)	(4,300)
Proceeds from sales of available-for-sale short-term investments	30,810	28,794	17,150
Purchases of held-to-maturity short-term investments	(8,508)	(18,967)	(64,615)
Proceeds from redemptions of held-to-maturity short-term investments	1,000	23,975	46,140
Proceeds from sale of assets, property, plant and equipment	335	1,474	4

Net cash used in investing activities	(13,181)	(9,276)	(13,583)

Cash flows from financing activities:
Principal payments on long-term debt	(2,222)	(7,777)	—
Sale of common stock for cash, net of offering costs	1,724	—	—
Proceeds from exercise of common stock options	1,596	1,788	858
Payment of debt issuance costs	(235)	—	(232)

Net cash provided by (used in) financing activities	863	(5,989)	626

Net increase in cash and cash equivalents	6,264	33,545	18,070
Cash and cash equivalents at beginning of year	3,379	9,643	43,188

Cash and cash equivalents at end of year	$9,643	$43,188	$61,258

Supplemental cash flow disclosures:
Cash paid for interest	$439	$248	$97
Cash paid (refunds), net for income taxes	(5,705)	165	3,121
See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Basis of Presentation
      TTM Technologies, Inc. (the “Company”), formerly Pacific Circuits, Inc., was incorporated under the laws of the State of Washington on March 20, 1978 and reincorporated under the laws of the State of Delaware on August 29, 2005. In July 1999, Power Circuits, Inc. was acquired, and on December 26, 2002, Honeywell Advanced Circuits, Inc., renamed to TTM Advanced Circuits, Inc., (“Advanced Circuits”) was acquired, and both became wholly-owned subsidiaries of TTM Technologies, Inc. TTM Technologies International, Inc. was established as a wholly owned subsidiary of TTM Technologies, Inc. in December 2004. TTM Technologies, Inc. and its wholly-owned subsidiaries are collectively referred to as (“the Company”). The Company is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment. The Company sells to a variety of customers located both within and outside of the United States of America.

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
Principles of Consolidation
      The consolidated financial statements include the accounts of TTM Technologies, Inc. and its wholly-owned subsidiaries, Power Circuits, Inc., TTM Advanced Circuits, Inc. and TTM Technologies International, Inc. All intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
      The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). The Company derives its revenue primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognizes revenues when the criteria of SAB 104 have been met. The criteria to meet this guideline are: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss has transferred, and (iv) collectibility is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective printed circuit boards. The Company accrues an estimated amount for sales returns and allowances related to defective printed circuit boards at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of December 31, 2004 and 2005, the reserve for sales returns and allowances was $3,196 and $3,168, respectively, which is included as a reduction to accounts receivable, net. For the years ended December 31, 2003, 2004 and 2005, the provision for sales returns and allowances, which is recorded as a reduction to net sales, was 1.6%, 1.3% and 1.6% of gross sales, respectively. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
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
      Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost, which approximated fair market value. Available-for-sale debt securities are carried at fair value, which approximated cost.
      Short-term investments as of December 31, 2004 and 2005 were as follows:

	2004	2005

Available-for-sale:
Auction and variable rate notes	$12,850	$—
Money market funds	8,920	8,215

	21,770	8,215

Held-to-maturity:
Corporate bonds and notes	7,694	27,705
Negotiable bank certificates of deposit	—	1,200
U.S. Treasury and federal agency securities	28,779	34,516

	36,473	63,421

Total short-term investments	58,243	71,636
Amounts classified as cash equivalents	42,893	50,536

Amounts classified as short-term investments	$15,350	$21,100

      As of December 31, 2005, $63,421 of held-to-maturity debt securities had contractual maturities of less than one year and there were no available-for-sale debt securities.
      For each of the years ended December 31, 2003, 2004 and 2005 realized gains and losses upon the sale of available-for-sale investments were insignificant. Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income. The specific identification method is used to compute the realized gains and losses on debt investments.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
Inventories
      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories as of December 31, 2004 and 2005 consist of the following:

	2004	2005

Raw materials	$2,791	$3,842
Work-in-process	4,542	7,407
Finished goods	1,660	1,315

	$8,993	$12,564

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. The Company uses the following estimated useful lives:

Buildings and improvements	10-40 years
Machinery and equipment	3-10 years
Furniture and fixtures	3-7 years
Automobiles	5 years
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
Debt Issuance Costs
      Debt issuance costs are amortized to expense over the period of the underlying senior credit facility using the effective interest rate method, adjusted to give effect to any early repayments. During 2004, the Company prepaid indebtedness and wrote off $55 of unamortized debt issuance costs. During 2005, the Company entered into a new credit agreement and incurred debt issuance costs of $232.
Goodwill
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
      The fair value of the Company’s Power Circuits reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future net cash flows. Under the market approach, fair value is estimated based on market multiples of earnings or similar measures for comparable companies and market transactions, when available.
      Based on the results of its first step impairment tests, the Company determined that no impairment of goodwill existed as of December 31, 2003, 2004 and 2005. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of the end of the fourth quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.
Definite-lived Intangibles
      Definite-lived intangibles as of December 31, 2004 and 2005 consist of the following:

	2004	2005

Strategic customer relationships	$18,029	$18,029
Licensing agreement	350	350

	18,379	18,379
Less accumulated amortization	(6,743)	(8,061)

Definite-lived intangibles, net	$11,636	$10,318

      Strategic customer relationships are being amortized using the straight-line method over 15 years, and the licensing agreement for a manufacturing process is being amortized using the straight-line method over 3 years. Amortization expense was $1,260, $1,319 and $1,318 in 2003, 2004 and 2005, respectively. Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows: 2006-$1,260; 2007-$1,202; 2008-$1,202; 2009-$1,202 and 2010-$1,202.
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
      When assets are classified as held for sale, the carrying value of these assets is compared to the estimated fair value, less the cost to sell, to determine if recognition of an impairment is required.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
Self Insurance
      The Company is primarily self insured for group health insurance benefits provided to employees and purchases insurance to protect against annual claims per individual in excess of $100 and at the aggregate level, which varies with the number of employees and the health plans they select. Self insurance liabilities are estimated for claims incurred but not paid using historical information provided by our insurance carrier and other professionals. The Company accrued $2,429 and $2,986 for self insurance liabilities at December 31, 2004 and 2005, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the accompanying December 31, 2004 and 2005 consolidated balance sheets.
Income Taxes
      The Company recognizes deferred tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets or liabilities are determined based upon the difference between the financial statement and income tax basis of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be realized.
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
      The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the years ended December 31, 2003, 2004 and 2005:

	2003			2004			2005

	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Basic EPS	$7,442	39,993	$0.19	$28,330	40,780	$0.69	$30,841	41,232	$0.75
Effect of options and warrants		1,130			1,088			538

Diluted EPS	$7,442	41,123	$0.18	$28,330	41,868	$0.68	$30,841	41,770	$0.74

      Stock options to purchase 381, 1,150 and 1,759 shares of common stock for the years ended December 31, 2003, 2004 and 2005, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
Stock-Based Compensation
      The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 and the related interpretations and provides pro forma disclosures as required by SFAS No. 123. Had compensation cost been determined in accordance with SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2003, 2004 and 2005, would have been changed to the following pro forma amounts:

	2003	2004	2005

Net income:
As reported	$7,442	$28,330	$30,841
Add: Stock-based compensation expense	139	131	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,482)	(4,249)	(8,872)

Pro forma net income	$5,099	$24,212	$21,969

Basic earnings per share:
As reported	$0.19	$0.69	$0.75
Pro forma	0.13	0.59	0.53
Diluted earnings per share:
As reported	0.18	0.68	0.74
Pro forma	0.12	0.58	0.53
      For pro forma disclosure purposes, the estimated fair value of each option is amortized over the vesting term of the respective option and is determined on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the grants during 2003, 2004 and 2005:

	2003	2004	2005

Expected dividend yield	—%	—%	—%
Risk-free rate	3.1%	3.4%	4.0%
Expected life in years	5.0	5.0	4.5
Expected volatility	109%	100%	80%
      The weighted average per share fair value of options granted was $9.24, $7.58 and $5.14 for options granted in 2003, 2004 and 2005, respectively.
Significant Customers
      The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”). The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
      For the year ended December 31, 2003, two customers accounted for 22% and 14% of the Company’s net sales. For the year ended December 31, 2004, two customers accounted for 29% and 17% of the Company’s net sales. For the year ended December 31, 2005, two customers accounted for 29% and 17% of the Company’s net sales. Sales to our 10 largest customers were 64%, 65% and 66% of net sales for the years ended December 31, 2003, 2004 and 2005, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
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
      For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due. As of December 31, 2004, five customers in the aggregate accounted for 66% of total accounts receivable. As of December 31, 2005, five customers in the aggregate account for 57% of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and result of operations.
Conditional Asset Retirement Obligations
      The Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”) on December 31, 2005. The Company identified a conditional retirement obligation at its Redmond, Washington facility related to potentially removing an underground wastewater pipeline which runs between two of its owned buildings. The activities related to changes in the conditional retirement obligation are insignificant for all periods presented.
Other Comprehensive Income
      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on available-for-sale marketable securities. Unrealized gains and losses on available-for-sale securities are immaterial for all periods presented.
Recent Accounting Pronouncements
      In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 115-1, which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP 115-1 shall be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP 115-1 beginning January 1, 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15,

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
2005. The Company is required to adopt SFAS No. 154 beginning January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company will utilize the Black-Scholes option-pricing model as its fair value model, will use the straight-line method to amortize compensation cost and will use the prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R. The Company has evaluated the requirements of SFAS 123R and expects that the adoption of SFAS 123R will require the Company to expense approximately $900 in 2006 for unvested stock options outstanding on January 1, 2006, which would previously have been presented in a pro forma footnote disclosure. In addition, SFAS 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company has determined that its adoption of SFAS 151 will not have a material impact on its consolidated results of operations and financial condition.
Fair Value of Financial Instruments
      The carrying amounts of assets and liabilities as reported on the balance sheets at December 31, 2004 and 2005, which qualify as financial instruments, approximate fair value.

(3)	Restructuring Charges
      During the first quarter of 2003, a $203 restructuring charge was taken for severance and other exit charges primarily in connection with the lay off of 45 employees at the Company’s Redmond, Washington facility.
      During 2002, the Company designated building and equipment with a remaining net book value of $2,797 as assets held for sale. During 2003, the Company reviewed the fair value of the remaining assets held for sale for possible impairment and recorded an additional impairment charge of $446. At December 31, 2003, the carrying value of the remaining assets held for sale was $2,308. During the second fiscal quarter of 2004, the Company recorded an asset impairment of $855 to the building held for sale based upon the status of

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
negotiations with the lessor of the related land lease to purchase the building and cancel the land lease. On July 30, 2004, the Company entered into a Purchase and Sale agreement with the Port of Skagit County, a Washington municipal corporation (“Port”), to sell its building located in Burlington, Washington on land leased from the Port and to cancel the related lease between the Port and the Company for total consideration of $1,575, before direct selling costs of $175. The transaction closed in October 2004. There were no restructuring activities in 2005.
      The chart below shows the additions to and utilization of the accrued restructuring charges during the year ended December 31, 2004.

	Severance	Other Exit Charges	Impairment Charge	Total

Accrued at December 31, 2003	$—	$90	$—	$90
2004 Charge	—	—	855	855
Utilization	—	(90)	(855)	(945)

Accrued at December 31, 2004	$—	$—	$—	$—

(4)	Credit Agreement
      During 2005, the Company entered into a credit agreement with Wachovia Bank, Comerica Bank and Silicon Valley Bank (“Credit Agreement”). The Credit Agreement provides for a $25,000 revolving credit facility and a $5,000 letter of credit sub-facility, which mature on July 15, 2008. The Credit Agreement is secured by substantially all the Company’s assets. Borrowings under the Credit Agreement will bear interest at a floating rate of, at the Company’s option, either LIBOR or an alternate base rate, as defined in the agreement, plus a spread which is based on grid pricing determined by the Company’s consolidated leverage ratio, as defined in the Credit Agreement. The rates range between LIBOR plus 1.00% to 1.75% or the alternate base rate plus 0.00% to 0.50%. The Company is subject to financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. At December 31, 2005 the Company was in compliance with these covenants. The Credit Agreement also contains customary limitations including, but not limited to, limitations on dividends, stock redemptions, limitations on indebtedness and transactions with affiliates. At December 31, 2005, the Company had no outstandings and had available borrowing capacity under the Credit Agreement of $25,000. The Company has a one-time option to increase the size of its revolving credit facility to $50,000 provided that no default or event of default exists, as those terms are defined in the Credit Agreement. The Company pays a quarterly commitment fee ranging from 0.20% to 0.35% on the unused revolving commitment amount.

(5)	Common Stock Transactions
Secondary Offering
      The Company completed a secondary offering in September 2003 and sold a total of 12,650 shares, including the overallotment option of 1,650 shares, of common stock (200 sold by the Company and 12,450 shares sold by the selling stockholders) at a price of $12.00 per share. The Company received net proceeds of approximately $1,724, after the underwriting discounts of $0.63 per share and other secondary offering expenses of approximately $550.
Reincorporation
      On August 29, 2005, TTM Technologies, Inc., a Washington corporation (“TTM-Washington”), consummated a merger (the “Reincorporation”) with and into its wholly owned subsidiary, TTM Technologies, Inc., a Delaware corporation (“TTM-Delaware”). As a result of the Reincorporation, the Company is now a Delaware corporation.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
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

(6)	Income Taxes
      The components of the benefit (provision) for income taxes for the years ended December 31, 2003, 2004 and 2005 are:

	2003	2004	2005

Current benefit (provision):
Federal	$467	$(2,841)	$(5,376)
State	(141)	(690)	(664)

Total current	326	(3,531)	(6,040)

Deferred benefit (provision):
Federal	(3,733)	(9,900)	8,886
State	(494)	248	(322)

Total deferred	(4,227)	(9,652)	8,564

Total benefit (provision)	$(3,901)	$(13,183)	$2,524

      The following is a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rates for the years ended December 31, 2003, 2004 and 2005 which are derived by dividing the income tax benefit (provision) by the income before income taxes and extraordinary item:

	2003	2004	2005

Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit and state tax credits	(4.5)	(4.4)	(2.7)
Federal extraterritorial income exclusion and domestic production activities deduction	—	1.3	2.2
Decrease in valuation allowance	—	5.0	42.3
Other	(0.9)	0.3	1.1

Total benefit (provision) for income taxes	(39.4)%	(31.8)%	8.9%

      In 2004, the Company derived a tax benefit and is expecting to derive a 2005 tax benefit from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income. This exclusion

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
was repealed as part of the American Jobs Creation Act of 2004 (the “Act”), which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion the Company otherwise expects to generate in 2005 and 2006 will be limited to approximately 80% and 60%, respectively. No exclusion will be available in 2007 and thereafter.
      The Act makes a number of other changes to the income tax laws which will affect the Company in future years, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction equals three percent of qualifying income for 2005 and 2006, six percent for 2007 through 2009 and nine percent beginning in 2010. The U.S. Department of the Treasury and Internal Revenue Service issued proposed regulations on October 19, 2005 which provide comprehensive rules, definitions, and examples to assist in the implementation of this new deduction. The proposed regulations are subject to further changes prior to finalization. The Company has analyzed and continues to analyze the proposed regulations and has estimated a tax benefit for 2005. Over time, the Company expects that the benefit it derives from the deduction related to qualifying domestic production activities will be lower than those derived under the extraterritorial income exclusion discussed above.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets as of December 31, 2004 and 2005 are as follows:

	2004	2005

Deferred tax assets:
Tax goodwill related to recapitalization	$16,265	$14,428
Property, plant and equipment basis differences	263	59
Reserves and accruals	3,755	4,561
Net operating loss carryforwards	1,015	299
State tax credits carryforwards, net of federal benefit	1,933	2,531
Alternative minimum tax credit carryover	388	39

	23,619	21,917
Less valuation allowance	(14,504)	(2,531)

	9,115	19,386
Deferred tax liabilities:
Goodwill and intangible asset amortization from Power Circuits, Inc. acquisition	(6,244)	(7,951)

Net deferred income tax assets	$2,871	$11,435

Current portion	$1,820	$4,601
Long-term portion	1,051	6,834
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2005 the Company’s multiple state net operating loss carryforwards for income tax purposes were approximately $9,212. If not utilized, the state net operating loss carryforwards will begin to expire in 2007. Approximately $224 of the state tax credit carryforwards will begin to expire in 2010, with no expirations on the remaining $3,612.
      A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The net decreases in the valuation allowance during the years ended December 31, 2004 and 2005 were due primarily to improving pre-tax income, which allowed the Company to utilize its federal net operating loss in 2004 and substantial amounts of its multiple state net operating loss carryforwards in 2004 and 2005, as well as changes to estimates of future sources of taxable income. The reduction in valuation allowance in 2005 occurred during the fourth quarter given the additional positive evidence from continued historical earnings and expectations of future earnings which was sufficient for us to conclude that it was more likely than not that most of our deferred income tax assets will be realized.
      At December 31, 2005, the Company has determined that a valuation allowance is necessary for its state tax credit carryforwards that are not more likely than not to be realized based on estimates of sources of taxable income and ability to generate new credits. It is possible that the Company’s estimates could change in the near term and it may become necessary to record either a full or partial decrease or increase to the valuation allowance in future periods, which would either positively or negatively affect the Company’s results of operations, respectively.

(7)	Commitments and Contingencies
Operating Leases
      The Company leases a sales office and equipment under noncancellable operating leases. As of December 31, 2005, future minimum lease payments totaled $301 and were due as follows: 2006-$176; 2007-$74; and 2008-$51.
      Total rent expense for the years ended December 31, 2003, 2004 and 2005 was approximately $281, $352 and $254, respectively.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
      The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at December 31, 2004 and 2005.
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
Dispute Resolution
      From time to time, the Company is involved in various claims and legal disputes in the normal course of its business. In October 2005, the Company reached an agreement in principle to resolve an ongoing customer dispute concerning certain printed circuit boards that were shipped between April 2002 and September 2003. A definitive agreement was signed in December 2005. The definitive agreement calls for the Company to pay the customer $3,150 upon receipt of required documentation from the customer and contains certain mutual and unilateral covenants. A payment of $1,265 was made to the customer in January 2006, and the remaining $1,885 is expected to be paid in 2006. The Company’s insurance carrier agreed to reimburse the Company approximately $986 toward the cost of this resolution. The insurance recovery of $986 is recorded in prepaid expenses and other current assets as of December 31, 2005 and was collected in January 2006. For the year ended December 31, 2005, approximately $2,219 of expense, which is net of the insurance recovery, is recorded in general and administrative expenses.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)

(8)	Stock-Based Compensation Plans
      The Company has adopted the Management Stock Option Plan (the “Plan”). The Plan, as amended in 2000, provides for issuance of a maximum of 5,600 shares of the Company’s common stock. Stock options may be granted as “Incentive Stock Options,” as defined by the Internal Revenue Code and awards, or nonqualified options. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than the fair market value at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee. Options expire no later than ten years from the grant date. The Plan expires on December 1, 2008. A summary of stock option activity is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2002	2,881	$5.49
Granted	1,399	11.73
Exercised	(551)	2.90
Forfeited	(213)	5.76

Outstanding at December 31, 2003	3,516	8.37
Granted	72	10.03
Exercised	(539)	3.32
Forfeited	(204)	8.96

Outstanding at December 31, 2004	2,845	9.32
Granted	642	8.04
Exercised	(297)	2.89
Forfeited	(280)	11.89

Outstanding at December 31, 2005	2,910	$9.45

Exercisable at December 31, 2005	2,168	$10.53

      As of December 31, 2005, 2,024, 584 and 20 of the 2,910 options outstanding were originally vesting equally over five years, four years and three years, respectively from the grant date. Options to purchase 44 shares were originally scheduled to vest on the fifth anniversary of the date of grant.
      The remaining options to purchase 238 shares were scheduled to vest on the earlier of the eighth anniversary of the date of grant or upon the occurrence of certain events, including a sale of shares by the majority stockholder (“Cliff Vest Options”). During 2003 and 2004, as a result of sales of common stock by the majority stockholders, all but 94 Cliff Vested Options vested. In December 2004, the Board of Directors approved the full vesting of the 94 Cliff Vested Options prior to the scheduled vesting date.
      The discretionary acceleration of vesting of the 94 Cliff Vested Options resulted in a new measurement date for determining compensation cost. The intrinsic value of the options on the new measurement date was $811, which is recognized as expense only if the employees are able to exercise an award that, under the original terms, would have expired unexercisable. The Company estimated and recorded $96 of compensation expense in 2004 as an estimate of those employees that will benefit from the accelerated vesting. In 2005, one employee benefited from this acceleration in the amount of $67 of the estimated compensation expense recorded in 2004.
      On June 8, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerating the vesting of approximately 986 unvested, “out-of-the-money” stock options awarded to employees, officers and non-employee directors with an exercise price greater than $10.00. On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerating the

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
vesting of approximately 211 unvested, “out-of-the-money” stock options awarded to employees, officers and non-employee directors with exercise prices between $8.00 and $10.00. The June 2005 and September 2005 accelerated options have exercise prices ranging from $10.15 to $16.00 and $8.00 to $9.75, respectively. The closing price of the Company’s common stock on June 8, 2005 and September 14, 2005 was $8.48 and $7.34 per share, respectively. As a result of these accelerated vestings, the Company remeasured compensation expense for the accelerated options under APB No. 25. Since the options for which vestings were accelerated were “out-of-the-money,” no additional compensation expense was recorded.
      The Company accelerated these options in advance of the effective date of, and in anticipation of the earnings effect of, SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The Company expects the accelerated vesting of these options will enable it to avoid recognizing future compensation cost associated with the accelerated stock options upon the adoption of SFAS 123R. The Company expects the accelerations to reduce the stock option cost it would otherwise be required to record beginning in 2006 by approximately $8,000, on a pre-tax basis. The accelerated vesting of these options initially increased 2005 pro forma stock-based compensation expense, before related tax effects, by approximately $9,500 and decreased 2005 pro forma net income and earnings per share, respectively (see Note 2).
      A summary of options outstanding and options exercisable as of December 31, 2005 is as follows:

	Options Outstanding

		Weighted Average		Options Exercisable
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$2.63-$4.99	789	5.3	$3.00	539	$2.74
$5.00-$9.99	717	9.1	8.03	225	8.81
$10.00-$14.99	1,084	7.7	13.15	1,084	13.15
$15.00 and over	320	4.7	16.00	320	16.00

	2,910	7.1	$9.45	2,168	$10.53

      During the year ended December 31, 2000, the Company granted 268 options with exercise prices of $2.63 per share, which was less than the fair value of the common stock at the date of the grant. These grants resulted in deferred stock-based compensation of $322, which was amortized over the vesting terms of the options. During the years ended December 31, 2003 and 2004, the amortization was $139 and $35, respectively. The deferred stock-based compensation was fully amortized as of December 31, 2004.

(9)	Employee Benefit Plan
      The Company has a 401(k) savings plan (“Plan”) under which all eligible full-time employees may participate and contribute a percentage of compensation subject to the maximum allowed by the Code. The Plan provides for a discretionary matching contribution of a uniform percent of each participant’s contribution. However, in applying the uniform percent, only contributions up to 4% of each participant’s compensation shall be considered. The Company accrued contributions under the Plan and predecessor plans of $293, $327 and $360 during the years ended December 31, 2003, 2004 and 2005, respectively.

(10)	Related-Party Transactions
      The Company had an agreement with TC Management, L.L.C., TC Management IV, L.L.C. and Brockway Moran & Partners Management, L.P. (collectively, “the Equity Sponsors”), entities owned by certain of the Company’s stockholders, which obligated the Company to pay these entities a financial advisory fee of 1.5% of the first $50,000 of the proceeds or value of any transaction with respect to which the three entities rendered financial advisory services to the Company, and 1% of any amount of proceeds or value in

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
excess of $50,000 until such time as these entities and their affiliates, on a combined basis, owned less than 25% of the total outstanding voting capital stock of the Company.
      In connection with the secondary offering in September 2003 (Note 5), the Equity Sponsors and their affiliates no longer owned 25% of the total outstanding voting capital stock of the Company, and the Company no longer was obligated to pay the financial advisory fee previously discussed.
      In connection with a shelf-offering declared effective in June 2004 and completed in November 2004, the Company incurred $339 of offering related expenses reflected within general and administrative expense. The Company did not sell shares in this offering, but incurred these expenses pursuant to a registration rights agreement between the Equity Sponsors and the Company. Upon the completion of this offering in November 2004, the Equity Sponsors no longer had any equity interest in the Company.

(11)	Preferred Stock
      The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock; any or all of which may be superior to the rights of the common stock. As of December 31, 2005, no shares of preferred stock are outstanding.

(12)	Foreign Sales
      Sales representing more than 1% of the Company’s net sales by country for the years ended 2003, 2004 and 2005, are as follows:

	2003	2004	2005

United States	$129,638	$165,237	$149,020
Malaysia	19,985	23,782	39,794
Italy	13,530	18,863	13,399
Canada	9,214	11,977	11,818
Czech Republic	—	6,682	10,408
Singapore	—	—	5,208
China	2,939	3,027	4,196
Other	5,011	11,082	6,366

Total	$180,317	$240,650	$240,209

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)

(13)	Quarterly Financial Information (Unaudited)
      The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The first and fourth quarters of 2004 and 2005 contained 89 and 94 days, and 95 and 89 days, respectively.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2004:
Net sales	$57,696	$61,595	$62,195	$59,164
Gross profit	17,280	19,076	17,638	14,553
Net income	6,526	6,910	8,045	6,849
Earnings per share:
Basic	$0.16	$0.17	$0.20	$0.17
Diluted	$0.15	$0.17	$0.19	$0.16
Year Ended December 31, 2005:
Net sales	$58,883	$57,216	$60,979	$63,131
Gross profit	13,538	11,037	14,152	15,029
Net income	4,460	3,272	4,061	19,048
Earnings per share:
Basic	$0.11	$0.08	$0.10	$0.46
Diluted	$0.11	$0.08	$0.10	$0.46

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TTM Technologies, Inc.:
      Under date of March 6, 2006, we reported on the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the TTM Technologies, Inc. Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Salt Lake City, Utah
March 6, 2006

S-1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003

		Additions
	Balance at	Charged to
	Beginning	Costs and			Balance at
Description	of Year	Expenses	Deductions		End of Year

	(In thousands)
Year ended December 31, 2005
Allowance for doubtful accounts	$822	$316	$(212)		$926
Allowance for sales credits	3,196	4,004	(4,032)		3,168
Allowance for excess and obsolete inventories	883	400	(247)		1,036
Year ended December 31, 2004
Allowance for doubtful accounts	$740	$279	$(197)		$822
Allowance for sales credits	2,994	3,142	(2,940)		3,196
Allowance for excess and obsolete inventories	1,533	315	(965)		883
Year ended December 31, 2003
Allowance for doubtful accounts	$927	$262	$(449)		$740
Allowance for sales credits	3,081	2,930	(3,017)		2,994
Allowance for excess and obsolete inventories	3,293	649	(2,409	)(a)	1,533

(a)	Includes reversal of $692 of reserve established in prior years.

S-2

EXHIBIT INDEX

Exhibit
Number	Exhibits

2.1	Form of Plan of Reorganization(1).
2.2	Stock Purchase Agreement between Honeywell Electronic Materials, Inc. and TTM Technologies, Inc. dated as of December 24, 2002(2)
3.1	Registrant’s Certificate of Incorporation.(3)
3.2	Registrant’s Bylaws.(3)
4.1	Form of Registrant’s common stock certificate.(3)
10.1	Second Amended and Restated Credit Agreement dated as of July 15, 2005 among the Company, the Domestic Subsidiaries of the Company from time to time parties thereto, the Lender Parties thereto, Wachovia Bank, National Association, as Administrative Agent.(4)
10.2	Employment Agreement dated as of December 31, 2005 between the Registrant and Kenton K. Alder.
10.3	Form of Executive Change in Control Severance Agreement and schedule of agreements entered into on December 1, 2005.
10.4	Amended and Restated Management Stock Option Plan.(1)
10.5	Form of Management Stock Option Agreement.(1)
10.6	Form of 2000 Equity Compensation Plan.(1)
10.7	Form of Indemnification Agreement with directors, officers and key employees.(1)
10.8	Statutory Warranty Deeds for Redmond Facility.(1)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on December 27, 2002.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on July 21, 2005.