Form 10-Q
period 2006-04-03
TTM TECHNOLOGIES INC
filed 2006-05-15
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2006
Commission File Number: 0-31285
TTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	91-1033443 (I.R.S. Employer Identification No.)
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
           Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of common stock, $0.001 par value, of registrant outstanding at May 8, 2006: 41,759,163

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2005 and April 3, 2006
(unaudited)
(In thousands)

	December 31,	April 3,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$61,258	$57,256
Short-term investments	21,100	33,197
Accounts receivable, net of allowances of $4,094 and $4,218, respectively	38,631	42,422
Inventories, net	12,564	12,867
Prepaid expenses and other	2,261	1,533
Deferred income taxes	4,601	4,101

Total current assets	140,415	151,376

Property, plant and equipment:
Property, plant and equipment, at cost	98,019	101,261
Less: accumulated depreciation	(46,221)	(48,611)

Property, plant and equipment, net	51,798	52,650

Other assets:
Debt issuance costs, net of accumulated amortization of $33 and $52, respectively	199	180
Deferred income taxes	6,834	4,142
Goodwill	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $8,061 and $8,391, respectively	10,318	9,988
Deposits and other	426	502

Total other assets	80,930	77,965

	$273,143	$281,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,310	$12,567
Accrued salaries, wages and benefits	9,921	10,430
Accrued contingencies	3,150	1,885
Other accrued expenses	1,642	1,256
Income taxes payable	2,116	1,265
Other long-term liabilities	1,052	61

Total current liabilities	29,191	27,464

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 41,311 and 41,522 shares issued and outstanding, respectively	41	42
Additional paid-in capital	159,634	161,397
Retained earnings	84,277	93,088

Total stockholders’ equity	243,952	254,527

	$273,143	$281,991

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter Ended April 4, 2005 and April 3, 2006
(unaudited)
(In thousands, except per share data)

	Quarter Ended
	April 4, 2005	April 3, 2006
Net sales	$58,883	$72,688
Cost of goods sold	45,345	52,485

Gross profit	13,538	20,203

Operating expenses:
Selling and marketing	3,017	3,359
General and administrative	3,404	3,584
Amortization of definite-lived intangibles	300	300

Total operating expenses	6,721	7,243

Operating income	6,817	12,960

Other income (expense):
Interest expense	(51)	(42)
Amortization of debt issuance costs	(13)	(19)
Interest income and other, net	384	977

Total other income, net	320	916

Income before income taxes	7,137	13,876
Income tax provision	(2,677)	(5,065)

Net income	$4,460	$8,811

Basic earnings per share	$0.11	$0.21

Diluted earnings per share	$0.11	$0.21

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Quarter Ended April 4, 2005 and April 3, 2006
(unaudited)
(In thousands)

	Quarter Ended
	April 4, 2005	April 3, 2006
Cash flows from operating activities:
Net income	$4,460	$8,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	2,153	2,411
Net gain on sale of property, plant and equipment	—	(12)
Amortization of definite-lived intangible assets	330	330
Excess income tax benefit from common stock options exercised	447	(372)
Other	48	(86)
Deferred income taxes	1,051	3,192
Stock-based compensation	—	255
Changes in operating assets and liabilities:
Accounts receivable, net	(226)	(3,791)
Inventories, net	(966)	(303)
Prepaid expenses and other	(212)	728
Accounts payable	732	1,257
Accrued contingencies	—	(1,265)
Accrued salaries, wages and benefits and other accrued expenses	(3,134)	(881)
Income taxes payable	862	(306)

Net cash provided by operating activities	5,545	9,968

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(2,709)	(3,339)
Proceeds from sale of property, plant and equipment	—	12
Purchases of available-for-sale short-term investments	(4,300)	—
Proceeds from sales of available-for-sale short-term investments	17,150	—
Purchases of held-to-maturity short-term investments	(4,588)	(25,329)
Proceeds from redemptions of held-to-maturity short-term investments	2,500	13,350

Net cash provided by (used in) investing activities	8,053	(15,306)

Cash flows from financing activities:
Proceeds from exercise of common stock options	522	964
Excess income tax benefit from common stock options exercised	—	372

Net cash provided by financing activities	522	1,336

Net increase (decrease) in cash and cash equivalents	14,120	(4,002)
Cash and cash equivalents at beginning of period	43,188	61,258

Cash and cash equivalents at end of period	$57,308	$57,256

Supplemental cash flow information:
Cash paid for interest	$20	$25
Cash paid for income taxes	329	2,180
See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)
(1) Basis of Presentation
     TTM Technologies, Inc., formerly Pacific Circuits, Inc., was incorporated under the laws of the State of Washington on March 20, 1978 and reincorporated under the laws of the State of Delaware on August 29, 2005. In July 1999, Power Circuits, Inc. was acquired, and on December 26, 2002, Honeywell Advanced Circuits, Inc., renamed to TTM Advanced Circuits, Inc., (“Advanced Circuits”) was acquired, and both became wholly owned subsidiaries of TTM Technologies, Inc. TTM Technologies International, Inc. was established as a wholly owned subsidiary of TTM Technologies, Inc. in December 2004. TTM Technologies, Inc. and its wholly owned subsidiaries are collectively referred to as “the Company”. The Company is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment. The Company sells to a variety of customers located both within and outside of the United States of America.
     The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The first fiscal quarters 2005 and 2006 contained 94 and 93 days, respectively.
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
     Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost, which approximates fair market value. Available-for-sale debt securities are carried at fair value, which approximates cost.

     Short-term investments as of December 31, 2005 and April 3, 2006 were as follows:

	December 31, 2005	April 3, 2006
Available-for-sale:
Money market funds	$8,215	$8,857

	8,215	8,857

Held-to-maturity:
Corporate bonds and notes	27,705	28,141
Negotiable bank certificates of deposit	1,200	600
U.S. Treasury and federal agency securities	34,516	45,619

	63,421	74,360

Total short-term investments	71,636	83,217
Amounts classified as cash equivalents	50,536	50,020

Amounts classified as short-term investments	$21,100	$33,197

     As of April 3, 2006, $74,360 of held-to-maturity debt securities had contractual maturities of less than one year, and there were no available-for-sale debt securities.
     For the year ended December 31, 2005 and the quarters ended April 3, 2006 and April 4, 2005, realized gains and losses upon the sale of available-for-sale investments were insignificant. Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income. The specific identification method is used to compute the realized gains and losses on debt investments.
     The Company regularly monitors and evaluates the realizable value of its investments. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, the reason for the decline in value, how long the market value of the investment has been less than its original cost, the collateral supporting the investments, insurance policies which protect the Company’s investment position and the credit rating issued for the securities by one or more of the major credit rating agencies.
(3) Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories as of December 31, 2005 and April 3, 2006 consist of the following:

	December 31,	April 3,
	2005	2006
Raw materials	$3,842	$3,885
Work-in-process	7,407	7,107
Finished goods	1,315	1,875

	$12,564	$12,867

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
     The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarters ended April 4, 2005 and April 3, 2006:

	Quarter Ended April 4, 2005			Quarter Ended April 3, 2006
	Net		Per	Net
	Income	Shares	Share	Income	Shares	Per Share
Basic EPS	$4,460	41,078	$0.11	$8,811	41,441	$0.21
Effect of options		706			537

Diluted EPS	$4,460	41,784	$0.11	$8,811	41,978	$0.21

     The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share. Stock options to purchase 1,433 and 1,479 shares of common stock at April 4, 2005 and April 3, 2006, respectively were not considered in calculating Diluted EPS because the effect would be anti-dilutive.
5) Stock-Based Compensation
     At April 3, 2006, the Company had the stock-based compensation plan described below. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB No. 25. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below the market price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
     Prior to January 1, 2006, the Company provided pro forma disclosure as if the fair value method defined by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) had been applied to its stock-based compensation.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated any prior reported results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company estimated the forfeiture rate for the first fiscal quarter 2006 based on its historical experience.
     As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements for the fiscal quarter ended April 3, 2006 was a reduction in income before income taxes of $255, and a reduction in net income of $247. The impact on both basic and diluted earnings per share for the fiscal quarter ended April 3, 2006 was a decrease of approximately $0.01 per share. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit from the exercise of common stock option exercises as a component of cash flows from operating activities. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as a component of cash flows from financing activities. This results in a decrease of $372 in cash flows from operating activities and an increase of $372 in cash flows from financing activities.

     The pro forma table below reflects net income and basic and diluted net earnings per share for the first fiscal quarter 2005 had the Company applied the fair value recognition provisions of SFAS 123, as follows:

Quarter ended
April 4, 2005
Net income, as reported	$4,460
Add: Stock-based compensation included in reported net income, net of related tax effects	—
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(929)

Pro forma net income	$3,531

Basic earnings per share:
As reported	$0.11
Pro forma	$0.09
Diluted earnings per share:
As reported	$0.11
Pro forma	$0.09

Stock-Based Compensation Plan
     In 2000, the Company adopted the Amended and Restated Management Stock Option Plan (the “Plan”). The Plan provides for the grant of “Incentive Stock Options,” as defined by the Internal Revenue Code (the “Code”), and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under this Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. A maximum of 5,547 shares may be issued over the life of this Plan. The exercise price is determined by the compensation committee of the Board of Directors and, for options intended to qualify as Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, generally four years for employees and three or four years for non-employee directors. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. The Plan expires on December 1, 2008. All stock options outstanding as of April 4, 2005, December 31, 2005 and April 3, 2006 were issued under the Plan.
     Upon the exercise of outstanding stock options, the Company’s practice is to issue new registered shares which are reserved for issuance under the Plan.
     The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. The following assumptions and the resulting weighted average fair values for grants during the quarters ended April 4, 2005 and April 3, 3006 are follows:

	Quarter ended	Quarter ended
	April 4, 2005	April 3, 2006
Risk-free interest rate	3.7%	4.6%
Dividend yield	—%	—%
Expected volatility	96%	67%
Expected term in months	54	54

Weighted-average per share fair value of grants	$6.42	$7.44

     The fair value calculation is based on stock options granted during the period. The Company determines the expected term of its stock option awards separately for employees and directors by periodic review of its historical stock option exercise experience. This calculation excludes pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant.
     Option activity under the Plan for the quarter ended April 3, 2006 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Quarter Ended April 3, 2006
Outstanding at December 31, 2005	2,910	$9.45	7.1
Granted	153	12.97
Exercised	(211)	4.58
Forfeited/cancelled/expired	(88)	9.83

Outstanding at April 3, 2006	2,764	$10.00	7.0	$14,841

Vested and expected to vest at April 3, 2006	2,646	$10.09	6.9	$13,977
Exercisable at April 3, 2006	1,959	$10.99	6.3	$8,641
     The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of the first fiscal quarter 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 3, 2006. This amount changes based on the fair market value of Company’s stock. The total intrinsic value of options exercised for the quarters ended April 4, 2005 and April 3, 2006 was $1,548 and $1,472, respectively.
     As of April 3, 2006, $2,826 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.
     In the first fiscal quarter ended April 3, 2006 the amounts recognized in the financial statements with respect to the stock-based compensation plan are as follows:

Quarter Ended
April 3, 2006
Stock-based compensation expense recognized	$255
Income tax benefit recognized	(8)

Total stock-based compensation expense after income taxes	$247

     Many of the Company’s stock option awards are intended to qualify as incentive stock options as defined by the Code. Upon the future exercise of incentive stock options which were vested as of December 31, 2005, the Company may become entitled to a deduction in its tax returns under certain circumstances; however, the value of this deduction will be recorded as an increase to additional paid-in capital and not as an income tax benefit. In the first fiscal quarter ended April 3, 2006, a tax benefit of $545 related to fully vested incentive stock option awards exercised was recorded as an increase to additional paid-in capital.

(6) Significant Customers
     The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”). The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. Sales to our ten largest customers were 68% and 60% of net sales in the fiscal quarters ended April 4, 2005 and April 3, 2006, respectively. For the fiscal quarter ended April 3, 2006, two customers accounted for approximately 29% and 11% of net sales. For the fiscal quarter ended April 4, 2005, two customers accounted for approximately 32% and 17% of net sales. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
(7) Concentration of Credit Risk
     In the normal course of business, the Company extends credit to its customers, which are concentrated in the networking/communications and high-end computing end markets and some of which are located outside the United States. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company makes judgments as to its ability to collect outstanding trade receivables when collection becomes doubtful. Provisions are made based upon a specific review of significant outstanding invoices, historical collection experience and current economic trends.
     For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due. As of December 31, 2005 and April 3, 2006, five customers in the aggregate accounted for 57% and 54%, respectively, of total accounts receivable at each period end. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q.
          This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.
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
          We manufacture printed circuit boards at three specialized and integrated facilities in the United States. Our facility in Santa Ana, California, specializes in quick-turn work, which has delivery times of ten days or less and is characterized by small volumes of printed circuit boards. Our Chippewa Falls, Wisconsin, facility focuses on higher-volume production runs of technologically complex multilayer printed circuit boards with targeted average lead times of two to ten weeks. Our Redmond, Washington, facility focuses on mid-volume production of standard lead-time printed circuit boards. Although our facilities are specialized, we are able to transfer work, if appropriate, among our plants to maximize production during periods of peak demand.
          We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of April 3, 2006, we had approximately 575 customers and approximately 565 as of April 4, 2005. Sales to our 10 largest customers accounted for 68% of our net sales in the first fiscal quarter 2005 and 60% of our net sales in the first fiscal quarter 2006. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 58% and 45% of our net sales in the first fiscal quarter 2005 and 2006, respectively.
          The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	First Fiscal Quarter
End Markets (1)	2005	2006
Networking/Communication	49.3%	44.2%
High-End Computing	25.9	23.2
Industrial/Medical	14.3	18.4
Computer Peripherals	5.0	6.0
Handheld/Cellular	2.4	2.7
Other	3.1	5.5
Total	100.0%	100.0%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

     We measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders remained constant at 21% of net sales in both the first fiscal quarter 2005 and the first fiscal quarter 2006. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
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
          Accounting policies where significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; realizability of deferred tax assets; stock-based compensation; and self-insured medical reserves. A detailed description of these estimates and our policies to account for them is included in the notes to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.
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
          We derive revenues primarily from the sale of printed circuit boards using customer-supplied engineering and design plans and recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured—generally when products are shipped to the customer. We provide our customers a limited right of return for defective printed circuit boards. We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information. To the extent actual experience varies from our historical experience, revisions to the allowance may be required.

          We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our quick-turn business. During the fourth fiscal quarter 2005, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis, and determined that no impairment existed. At April 3, 2006, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.
          Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At April 3, 2006, we have net deferred income tax assets of $8.2 million, which is net of a valuation allowance of approximately $2.5 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could positively or negatively affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
          Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award using a straight-line method. Prior to SFAS No. 123R adoption, we accounted for share-based payments under APB No. 25, and therefore we generally recognized compensation expense only when we granted options with an exercise price below the market price on the date of grant.
          We estimate the value of share-based awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated that our forfeiture rate will be 7 percent. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the quarter ended April 3, 2006 share-based compensation expense was $0.3 million. At April 3, 2006, total unrecognized estimated compensation expense related to non-vested stock options was $2.8 million which is expected to be recognized over a weighted-average period of 1.6 years.
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

Results of Operations
First Fiscal Quarter 2006 Compared to the First Fiscal Quarter 2005
          There were 94 and 93 days in the first fiscal quarters 2005 and 2006, respectively.
          The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	April 4,	April 3,
	2005	2006
Net sales	100.0%	100.0%
Cost of goods sold	77.0	72.2

Gross profit	23.0	27.8

Operating expenses:
Selling and marketing	5.1	4.6
General and administrative	5.8	5.0
Amortization of definite-lived intangibles	0.5	0.4

Total operating expenses	11.4	10.0

Operating income	11.6	17.8
Other income (expense):
Interest expense	(0.1)	(0.1)
Amortization of debt issuance costs	—	—
Interest income and other, net	0.6	1.4

Income before income taxes	12.1	19.1
Income tax provision	(4.5)	(7.0)

Net income	7.6%	12.1%

Net Sales
          Net sales increased $13.8 million or 23.4% from $58.9 million in the first fiscal quarter 2005 to $72.7 million in the first fiscal quarter 2006 due to increases in production volume and pricing. Volume increased 17% primarily due to higher demand from our customers for product with intermediate lead times. Prices rose 7% primarily due to favorable price trends in quick turn work. We generally charge higher prices for printed circuit boards with time sensitive delivery requirements, high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards accurately.
Gross Profit
          Cost of goods sold increased $7.2 million, or 15.7%, from $45.3 million for the first fiscal quarter 2005 to $52.5 million for the first fiscal quarter 2006. The primary factors increasing cost of goods sold were higher labor, material and variable overhead costs, which increased because of the higher number of printed circuit boards sold. In addition, higher wage rates, higher incentive compensation expense, and greater headcount contributed to increased labor costs. Labor expense also included stock-based compensation expense in 2006 compared to none in 2005. As a percentage of net sales, cost of goods sold decreased from 77.0% for the first fiscal quarter 2005 to 72.2% for the first fiscal quarter 2006 due primarily to greater operating efficiency and increased absorption of fixed costs.
          As a result of the foregoing, gross profit increased $6.7 million, or 49.2%, from $13.5 million for the first fiscal quarter 2005 to $20.2 million for the first fiscal quarter 2006. Our gross margin increased from 23.0% in the first fiscal quarter 2005 to 27.8% in the first fiscal quarter 2006.

          The improvement in our gross margin was primarily due to higher prices for our products partially offset by higher cost of goods sold, which increased due to the factors discussed above. This improvement in gross margin was aided by greater operating efficiency and increased absorption of fixed costs due to increased production. Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases. However, at higher capacity utilization rates, additional employees and capital may be required. These gains in efficiency partially offset the increased costs related to our shift toward more complex work. Our average layer count decreased from 16.1 in the first fiscal quarter 2005 to 15.4 in the first fiscal quarter 2006.
Operating Expenses
          Sales and marketing expenses increased by $0.4 million from $3.0 million or 5.1% of net sales, for the first fiscal quarter 2005 to $3.4 million, or 4.6% of net sales, for the first fiscal quarter 2006. The increase in expense was the result of additional commissions paid on more printed circuit boards sold. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs.
          General and administrative expenses increased $0.2 million from $3.4 million, or 5.8% of net sales, for the first fiscal quarter 2005 to $3.6 million, or 5.0% of net sales, for the first fiscal quarter 2006. The increase in expenses in the first fiscal quarter 2006 resulted primarily from stock-based compensation, which was not included in our financial statements in 2005, as well as higher incentive compensation expense. This increase in expenses was partially offset by lower audit fees. General and administrative expenses decreased as a percentage of net sales due to the relatively fixed nature of these expenses and our higher sales base.
Other Income
          Other income increased $0.6 million from income of $0.3 million in the first fiscal quarter 2005 to income of $0.9 million in the first fiscal quarter 2006. This increase resulted from higher interest income from our higher cash and short term investment balance as well as higher interest rates.
Income Taxes
          The provision for income taxes increased from $2.7 million for the first fiscal quarter 2005 to $5.1million for the first fiscal quarter 2006. The increase in the income tax provision resulted primarily from higher pre tax income partially offset by a lower estimated effective tax rate for 2006 than for 2005. Our effective tax rate for the first fiscal quarter 2006 was 36.5% compared to 37.5% for the first fiscal quarter 2005. Our effective tax rate is primarily impacted by the federal income tax rate, state income taxes and utilization of other credits and deductions available to us. We record income tax expense or benefit at a rate that is based on expected results for the year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
Liquidity and Capital Resources
          Our principal sources of liquidity have been cash provided by operations, proceeds from employee exercises of stock options and proceeds from our public offerings. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures and fund working capital requirements. We anticipate that financing capital expenditures, funding working capital requirements and financing possible acquisitions will continue to be the principal demands on our cash in the future. As of April 3, 2006, we had working capital of approximately $123.9 million compared to $111.2 million at December 31, 2005. The increase in working capital is primarily attributable to cash provided by operations that has been invested in short-term investments as well as accounts receivable.
          Our 2006 capital plan is expected to total approximately $13 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities throughout our facilities.

     The following table provides information on future minimum lease payments under non-cancelable operating leases, and current purchase obligations related to capital expenditures reflected on our balance sheet under generally accepted accounting principles as of April 3, 2006 (in thousands):

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
Operating leases	$228	$135	$93	$—	$—
Purchase obligations	183	183	—	—	—
Accrued contingencies	1,885	1,885	—	—	—

Total contractual obligations	$2,296	$2,203	$93	$—	$—

     Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our currently anticipated capital expenditures and working capital needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are for operating lease payments as indicated in our contractual obligations table above and for future capital expenditures.
     Net cash provided by operating activities was $10.0 million in the first fiscal quarter 2006, compared to $5.5 million in the first fiscal quarter 2005. Our first fiscal quarter 2006 operating cash flow of $10.0 million primarily reflects net income of $8.8 million, $2.7 million of depreciation and amortization, a $3.2 million decrease in deferred income taxes, and $0.3 million of stock-based compensation partially offset by a net increase in working capital of $4.9 million, excluding cash and short-term investments, and $0.1 million of other items.
     Net cash used in investing activities was $15.3 million in the first fiscal quarter 2006, compared to net cash provided by investing activities of $8.1 million in the first fiscal quarter 2005. In the first fiscal quarter 2006, we purchased $3.3 million of property, plant and equipment and had a net increase in short-term investments of $12.0 million.
     Net cash provided by financing activities was $1.3 million in the first fiscal quarter 2006 compared to $0.5 million in the first fiscal quarter 2005. Our first fiscal quarter 2006 financing net cash flow reflects net proceeds of $1.0 million from employee stock option exercises and approximately $0.3 million of excess tax benefit from the exercise of common stock options beyond that included as a tax benefit within cash flows from operating activities. Beginning with our adoption of SFAS No. 123R on January 1, 2006, the excess of tax benefits upon exercise of common stock options is reported as a cash flow from financing activities.
     We have a committed revolving credit facility of $25 million with a final maturity date of July 15, 2008. We have a one-time option to increase the size of our revolving credit facility to $50 million provided that no default or event of default exists, as defined in the credit agreement. Our revolving loan facility contains a $5 million letter of credit sub-facility. We may borrow, repay and reborrow under the revolving loan facility at any time. The revolving loan bears interest at rates ranging from LIBOR plus 1.0% to 1.75% or the Alternate Base Rate, as defined in the credit agreement, plus 0.0% to 0.5%. The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon our leverage ratio, as defined in the agreement. As of April 3, 2006, we had no outstanding revolving loan balances. We pay quarterly a commitment fee ranging from 0.20% to 0.35% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing. As of April 3, 2006, we were in compliance with the covenants of our revolving credit facility.
Foreign Currency Exchange Risk
     All of our sales are denominated in U.S. dollars, and as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.
Impact of Inflation
     We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we generally will be able to pass along component price increases to our customers.

Seasonality
     We have historically experienced some seasonality in our first fiscal quarter associated with our quick-turn business and in our second and third fiscal quarters in our computer peripherals and consumer electronics products.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. Our revolving loan bears interest at rates ranging from 1.0% to 1.75% per annum plus the applicable LIBOR or from 0.0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. A 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. As of April 3, 2006, we had no outstanding revolving loans.
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
     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of April 3, 2006. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the fiscal quarter ended April 3, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation.
     Reference is made to the disclosure regarding our pending patent infringement lawsuit filed by Lemelson Medical, Education and Research Foundation, L.P. in our annual report on Form 10-K for the year ended December 31, 2005. There have been no material developments in that case since the date of that report.
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
     In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this 10-Q, our annual or quarterly reports to stockholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise.
Risks Related to Our Company
We are heavily dependent upon the worldwide electronics industry, which is characterized by significant economic cycles and fluctuations in product demand. A significant downturn in the electronics industry could result in decreased demand for our manufacturing services and lower our sales and gross margins.
     A majority of our revenues is generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and would be negatively affected by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity, or a decline in the electronics industry could negatively affect our business, results of operations, and financial condition. For example, our net sales declined from $129.0 million in 2001 to $89.0 million in 2002, due to a significant downturn in demand in the electronics industry during 2001 and 2002. A decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.
During periods of excess global printed circuit board manufacturing capacity, our gross margins may fall and/or we may have to incur restructuring charges if we choose to reduce the capacity of or close any of our facilities.
     When we experience excess capacity, our sales revenues may not fully cover our fixed overhead expenses, and our gross margins will fall. In addition, we generally schedule our quick-turn production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity. Our recent expansion of our Chippewa Falls facility would exacerbate any excess capacity issues if demand for services were to decrease significantly.
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
     A small number of customers are responsible for a significant portion of our net sales. Our five largest OEM customers accounted for approximately 54% of our net sales in 2005 and approximately 45% of our net sales in the first fiscal quarter 2006. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. If our customers fail to place orders with us at past levels, it would harm our business, results of operations, and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.
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
     Our 10 largest customers accounted for approximately 66% of our net sales in 2005 and approximately 60% of our net sales in the first fiscal quarter 2006. Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.
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
     Our acquisition of companies and businesses and expansion of operations involve risks, including the following:
•	the potential inability to identify assets best suited to our business plan;

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in managing production and coordinating operations at new sites;

•	the potential inability to retain existing customers of acquired companies when we desire to do so;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the potential need to restructure, modify, or terminate customer relationships of the acquired company;

•	an increased concentration of business from existing or new customers; and

•	the potential loss of key employees of acquired operations.
     Acquisitions may cause us to:
•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	issue debt;

•	assume liabilities;

•	acquire leased facilities with relatively short lease expirations or with no options to renew;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	enter markets in which we have limited or no prior experience;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs;

•	incur costs, whether or not a proposed acquisition is consummated;

•	incur unanticipated costs; or

•	become subject to litigation and environmental issues.

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
     To manufacture printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, and other commodity products, which we order from our suppliers. Although we have preferred suppliers for most of these raw materials, the materials we use are generally readily available in the open market, and other potential suppliers exist. However, from time to time, we may experience increases in raw material prices, based on demand trends, which can negatively affect our gross margins. In addition, consolidations and restructuring in our supplier base may result in adverse materials pricing due to reduction in competition among our suppliers. Furthermore, if a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.
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
     Sales to EMS providers represented approximately 69% of our net sales in 2005 and approximately 67% of our net sales in the first fiscal quarter 2006. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations, and financial condition may be harmed.
If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively affected. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.
     As of April 3, 2006, our consolidated balance sheet reflected $73.1 million of goodwill and intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.
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
Increasingly, our larger customers are requesting that we enter into supply agreements with them that usually have increasingly restrictive terms and conditions. These agreements typically include provisions that increase our financial exposure, which could result in significant costs to us.
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
     We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures, despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Our sales mix has shifted towards standard delivery time products, which have larger production runs, thereby increasing our exposure to these types of defects. Since our products are used in products that are integral to our customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain technology errors and omissions insurance, we cannot assure you that we will continue to be able to purchase such insurance coverage in the future on terms that are satisfactory to us, if at all.
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
     In addition, we are increasingly required to certify compliance with the European Union Restriction of Hazardous Substances (“RoHS”) directive for some of the products that we manufacture. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certification.

If our net earnings do not remain at or above recent levels, or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record an additional valuation allowance against our net deferred tax assets.
     As of April 3, 2006, we had net deferred tax assets of approximately $8.2 million, which is net of a valuation allowance of $2.5 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable
Item 5. Other Information
     Not Applicable
Item 6. Exhibits

Exhibit
Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated: May 12, 2006	/s/ Kenton K. Alder

Kenton K. Alder
President and Chief Executive Officer

Dated: May 12, 2006	/s/ Steven W. Richards

Steven W. Richards
Chief Financial Officer and Secretary

Exhibit Index

Exhibit
Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.