Form 10-Q
period 2006-07-03
TTM TECHNOLOGIES INC
filed 2006-08-14
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2006
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
Yes ☐ No ☑
Number of shares of common stock, $0.001 par value, of registrant outstanding at August 3, 2006: 41,783,198

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2005 and July 3, 2006
(unaudited)
(In thousands)

	December 31,	July 3,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$61,258	$80,972
Short-term investments	21,100	20,272
Accounts receivable, net of allowances of $4,094 and $4,303, respectively	38,631	44,837
Inventories, net	12,564	13,886
Prepaid expenses and other	2,261	1,458
Deferred income taxes	4,601	3,675

Total current assets	140,415	165,100

Property, plant and equipment:
Property, plant and equipment, at cost	98,019	103,586
Less: accumulated depreciation	(46,221)	(51,033)

Property, plant and equipment, net	51,798	52,553

Other assets:
Debt issuance costs, net of accumulated amortization of $33 and $72, respectively	199	160
Deferred income taxes	6,834	4,890
Goodwill	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $8,061 and $8,370, respectively	10,318	10,009
Deposits and other	426	1,011

Total other assets	80,930	79,223

	$273,143	$296,876

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,310	$12,112
Accrued salaries, wages and benefits	9,921	13,234
Accrued contingencies	3,150	685
Other accrued expenses	1,642	1,541
Income taxes payable	2,116	547
Other long-term liabilities	1,052	—

Total current liabilities	29,191	28,119

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 41,311 and 41,783 shares issued and outstanding, respectively	41	42
Additional paid-in capital	159,634	165,071
Retained earnings	84,277	103,644

Total stockholders’ equity	243,952	268,757

	$273,143	$296,876

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter and Two Quarters Ended July 4, 2005 and July 3, 2006
(unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	July 4, 2005	July 3, 2006	July 4, 2005	July 3, 2006
Net sales	$57,216	$76,683	$116,099	$149,371
Cost of goods sold	46,179	53,714	91,524	106,199

Gross profit	11,037	22,969	24,575	43,172

Operating expenses:
Selling and marketing	2,865	3,454	5,882	6,813
General and administrative	3,035	3,663	6,439	7,247
Amortization of definite-lived intangibles	301	301	601	601

Total operating expenses	6,201	7,418	12,922	14,661

Operating income	4,836	15,551	11,653	28,511

Other income (expense):
Interest expense	(49)	(25)	(100)	(67)
Amortization of debt issuance costs	(13)	(20)	(26)	(39)
Interest income and other, net	462	1,118	846	2,095

Total other income (expense), net	400	1,073	720	1,989

Income before income taxes	5,236	16,624	12,373	30,500
Income tax provision	(1,964)	(6,068)	(4,641)	(11,133)

Net income	$3,272	$10,556	$7,732	$19,367

Basic earnings per share	$0.08	$0.25	$0.19	$0.47

Diluted earnings per share	$0.08	$0.25	$0.19	$0.46

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Two Quarters Ended July 4, 2005 and July 3, 2006
(unaudited)
(In thousands)

	Two Quarters Ended
	July 4, 2005	July 3, 2006
Cash flows from operating activities:
Net income	$7,732	$19,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property, plant and equipment	4,412	4,856
Net gain on sale of property, plant and equipment	—	(12)
Amortization of definite-lived intangible assets	659	659
Excess income tax benefit from common stock options exercised	601	(621)
Stock-based compensation	—	589
Deferred income taxes	3,584	2,870
Other	144	(182)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,848)	(6,206)
Inventories, net	(2,181)	(1,322)
Prepaid expenses and other	(271)	803
Accounts payable	(1,366)	802
Accrued salaries, wages and benefits and other accrued expenses	(2,018)	2,146
Accrued contingencies	—	(2,465)
Income taxes payable	(160)	(471)

Net cash provided by operating activities	9,288	20,813

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(4,908)	(5,639)
Proceeds from sale of property, plant and equipment	—	22
Purchase of intangibles	—	(350)
Purchase of available-for-sale short-term investments	(4,300)	—
Proceeds from sales of available-for-sale short-term investments	17,150	—
Purchase of held-to-maturity short-term investments	(22,516)	(27,322)
Proceeds from maturities of held-to-maturity short-term investments	6,040	28,385
Direct acquisition costs	—	(566)

Net cash used in investing activities	(8,534)	(5,470)

Cash flows from financing activities:
Proceeds from exercise of common stock options	749	3,750
Excess income tax benefit from common stock options exercised	—	621

Net cash provided by financing activities	749	4,371

Net increase in cash and cash equivalents	1,503	19,714
Cash and cash equivalents at beginning of period	43,188	61,258

Cash and cash equivalents at end of period	$44,691	$80,972

Supplemental cash flow information:
Cash paid for interest	$38	$47
Cash paid, net for income taxes	414	8,733
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
          The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The second quarters ended July 4, 2005 and July 3, 2006 each contained 91 days. The two quarters ended July 4, 2005 and July 3, 2006 contained 185 and 184 days, respectively.
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

     Short-term investments as of December 31, 2005 and July 3, 2006 were as follows:

	December 31, 2005	July 3, 2006
Available-for-sale:

Money market funds	$18,975	$20,406
	18,975	20,406

Held-to-maturity:

Corporate bonds and notes	27,705	20,528
Negotiable bank certificates of deposit	1,200	2,400
U.S. treasury and federal agency securities	34,516	57,086
	63,421	80,014

Total short-term investments	82,396	100,420
Amounts classified as cash equivalents	61,296	80,148

Amounts classified as short-term investments	$21,100	$20,272

          As of July 3, 2006, debt securities totaled $80,014, are classified as held-to-maturity and mature in less than one year.
          For the two quarters ended July 4, 2005 and July 3, 2006 realized gains and losses upon the sale of available-for-sale investments were insignificant. Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income. The specific identification method is used to compute the realized gains and losses on debt investments.
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
          Certain prior year balances in this disclosure only have been reclassified to conform to the current year’s presentation.
(3) Inventories
          Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories as of December 31, 2005 and July 3, 2006 consist of the following:

	December 31,	July 3,
	2005	2006
Raw materials	$3,842	$4,356
Work-in-process	7,407	7,900
Finished goods	1,315	1,630

	$12,564	$13,886

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
          The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarters and two quarters ended July 4, 2005 and July 3, 2006:

	Quarter Ended July 4, 2005			Quarter Ended July 3, 2006
			Per			Per
	Net Income	Shares	Share	Net Income	Shares	Share
Basic EPS	$3,272	41,267	$0.08	$10,556	41,694	$0.25
Effect of options		505			818

Diluted EPS	$3,272	41,772	$0.08	$10,556	42,512	$0.25

	Two Quarters Ended July 4, 2005			Two Quarters Ended July 3, 2006
			Per			Per
	Net Income	Shares	Share	Net Income	Shares	Share
Basic EPS	$7,732	41,171	$0.19	$19,367	41,566	$0.47
Effect of options		607			676

Diluted EPS	$7,732	41,778	$0.19	$19,367	42,242	$0.46

          The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share. Stock options to purchase 1,810 and 725 shares of common stock for the quarter ended July 4, 2005 and July 3, 2006, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive. Stock options to purchase 1,618 and 1,106 shares of common stock for the two quarters ended July 4, 2005 and July 3, 2006, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.
(5) Stock-Based Compensation
          At July 3, 2006, the Company had the stock-based compensation plan described below. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB No. 25. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below the market price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
          Prior to January 1, 2006, the Company provided pro forma disclosure as if the fair value method defined by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) had been applied to its stock-based compensation.
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated any prior reported results. Under this transition method, stock-based compensation expense for the two quarters ended July 3, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted on and after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company estimates the forfeiture rate based on its historical experience.
          As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements for the quarter and two quarters ended July 3, 2006 was a reduction in income before income taxes of $334 and $589, respectively, and a reduction in net income of $312 and $559, respectively. The impact on both basic and diluted earnings per share for the quarter ended July 3, 2006 was a decrease of approximately $.01 per share. The impact on both basic and diluted earnings per share for the two quarters ended July 3, 2006 was a decrease of approximately $.01 per share. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit from the exercise of common stock option exercises as a component of cash flows from operating activities. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as a component of cash flows from financing activities. This results in a decrease of $621 in cash flows from operating activities and an increase of $621 in cash flows from financing activities for the two quarters ended July 3, 2006.
          The pro forma table below reflects net income and basic and diluted net earnings per share for the quarter and two quarters ended July 4, 2005 had the Company applied the fair value recognition provisions of SFAS 123, as follows:

	Quarter Ended	Two Quarters Ended
	July 4, 2005	July 4, 2005

Net income, as reported	$3,272	$7,732
Add: Stock-based compensation included in reported net income, net of related tax effects	—	—
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(7,080)	(8,009)

Pro forma net income	$(3,808)	$(277)

Basic earnings per share:
As reported	$0.08	$0.19
Pro forma	$(0.09)	$(0.01)
Diluted earnings per share:
As reported	$0.08	$0.19
Pro forma	$(0.09)	$(0.01)
Stock-Based Compensation Plan
          In June 2006, the Company adopted the 2006 Incentive Compensation Plan (“The Plan”). The Plan provides for the grant of “Incentive Stock Options,” as defined by the Internal Revenue Code (the “Code”), and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under this Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Other types of awards such as restricted stock and stock appreciation rights are also permitted under the Plan. 6,873 shares may be issued over the life of this Plan. The Plan expires on June 22, 2016. Prior to the adoption of the Plan, the Company adopted the Amended and Restated Management Stock Option Plan (the “Prior Plan”) in 2000. The Prior Plan provided for the grant of “Incentive Stock Options,” as defined by the Code, and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under the Plan and the Prior Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Under both the Plan and the Prior Plan, the exercise price is determined by the compensation committee of the Board of Directors and, for options intended to qualify as Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, generally four years for employees and three or four years for non-employee directors. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. The Prior Plan was terminated on June 22, 2006. As of July 3, 2006, 20 options were issued under the Plan and 2,724 options were issued under the Prior Plan.
          Upon the exercise of outstanding stock options, the Company’s practice is to issue new registered shares which are reserved for issuance under the Plan and Prior Plan.

          The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. The following assumptions and the resulting weighted average fair values for grants during the quarter and two quarters ended July 4, 2005 and July 3, 2006 are follows:

	Quarter ended	Quarter ended
	July 4, 2005	July 3, 2006
Risk-free interest rate	3.76%	5.02%
Dividend yield	—%	—%
Expected volatility	80%	66%
Expected term in months	54	55

Weighted-average per share fair value of grants	$4.94	$9.44

	Two Quarters ended	Two Quarters ended
	July 4, 2005	July 3, 2006
Risk-free interest rate	3.72%	4.88%
Dividend yield	—%	—%
Expected volatility	87%	66%
Expected term in months	54	55

Weighted-average per share fair value of grants	$5.62	$8.67
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
          Option activity under the Plan for the two quarters ended July 3, 2006 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Two Quarters Ended July 3, 2006
Outstanding at December 31, 2005	2,910	$9.45	7.1
Granted	395	15.16
Exercised	(472)	7.94
Forfeited/cancelled/expired	(89)	9.86

Outstanding at July 3, 2006	2,744	$10.52	7.1	$12,299

Vested and expected to vest at July 3, 2006	2,598	$10.53	7.0	$11,590

Exercisable at July 3, 2006	1,741	$10.96	6.1	$6,886
          The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of the second fiscal quarter 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 3, 2006. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the quarters ended July 4, 2005 and July 3, 2006 was $494 and $1,541, respectively. The total intrinsic value of options exercised for two quarters ended July 4, 2005 and July 3, 2006 was $2,042 and $3,013, respectively. The total fair value of the options vested for the quarters ended July 4, 2005 and July 3, 2006 was $9,465 and $222, respectively. The total fair value of the options vested for the two quarters ended July 4, 2005 and July 3, 2006 was $9,941 and $352, respectively.
          As of July 3, 2006, $4,456 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

          In the quarter and two quarters ended July 3, 2006 the amounts recognized in the financial statements with respect to the stock-based compensation plan are as follows:

	Quarter ended	Two Quarters ended
	July 3, 2006	July 3, 2006
Stock-based compensation expense recognized	$334	$589
Income tax benefit recognized	(22)	(30)

Total stock-based compensation expense after income taxes	$312	$559

          Stock-based compensation expense recognized in the financial statements in the quarter and two quarters ended July 3, 2006 was classified as follows:

	Quarter ended	Two Quarters ended
	July 3, 2006	July 3, 2006
Cost of goods sold	$103	$193
Selling and marketing	29	49
General and administrative	202	347

Stock-based compensation expense recognized	$334	$589

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
          In the quarter and two quarters ended July 3, 2006, a tax benefit of $553 and $1,098 related to fully vested stock option awards exercised was recorded as an increase to additional paid-in capital, respectively.
(6) Significant Customers
          The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”). The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
          For the fiscal quarter ended July 3, 2006, two customers accounted for approximately 26% and 13% of net sales. For the fiscal quarter ended July 4, 2005, two customers accounted for approximately 30% and 17% of net sales. Sales to our ten largest customers were 69% and 60% of net sales in the fiscal quarter ended July 4, 2005 and July 3, 2006, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
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
          For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due. As of December 31, 2005 and July 3, 2006, five customers in the aggregate accounted for 57% and 53%, respectively, of total accounts receivable at each period end. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
(8) Subsequent Event
          On August 2, 2006, the Company, through TTM (Ozarks) Acquisition, Inc., a newly formed wholly-owned subsidiary, entered into a definitive stock and asset purchase agreement (“the Purchase Agreement”) to purchase certain assets, assume certain liabilities and acquire certain equity interests of the Tyco Printed Circuit Group LP from Tyco International Ltd. The assets to be purchased, liabilities to be assumed and equity interests to be acquired generally comprise six domestic printed circuit board plants, two domestic back plane and subassembly plants and one Chinese back plane and subassembly plant. The Purchase Agreement specifies a gross purchase price of $225,600, subject to an upward adjustment for cash and cash equivalents acquired at the closing and subject to an upward adjustment to the extent that working capital (as defined in the Purchase Agreement) exceeds $70,000 at closing and a downward adjustment to the extent working capital falls below $60,000 at closing. The transaction is expected to close in the fall of 2006, subject to customary conditions to closing and regulatory approval.
          The Company plans to pay for the transaction from its available cash, cash equivalents and short-term investments and from certain new financing. The Company has obtained a commitment for a senior secured term loan of up to $225,000 with a six year maturity (the “Term Loan”) and a senior secured revolving credit facility of $40,000 with a five year maturity (the “Revolving Facility”) from a financial institution to underwrite and syndicate the Term Loan and Revolving Facility (the Term Loan and Revolving Facility are collectively referred to as the “New Financings”). The New Financings will be secured by substantially all of the Company’s domestic assets and 65% of the Company’s foreign assets and are expected to close and fund concurrently with the closing of the Tyco acquisition. Upon the closing and funding of the New Financings, the Company expects to terminate its existing $25,000 revolving facility with its current syndicate of banks.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A – “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q.
          This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.
Overview
          We are a one-stop provider of time-critical and technologically complex printed circuit boards, which serve as the foundation of sophisticated electronic products. We serve high-end commercial markets–including networking/communications infrastructure, high-end computing and industrial/medical–which are characterized by high levels of complexity, short product life cycles and moderate production volumes. Our customers include OEMs and EMS companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market.
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
          We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of July 3, 2006, we had approximately 585 customers and approximately 565 as of July 4, 2005. Sales to our 10 largest customers accounted for 69% of our net sales in the second fiscal quarter 2005 and 60% of our net sales in the second fiscal quarter 2006. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 57% and 48% of our net sales in the second fiscal quarter 2005 and 2006, respectively.
          The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Second Fiscal Quarter		Two Fiscal Quarters
End Markets (1)	2005	2006	2005	2006
Networking	43.5%	43.9%	46.4%	44.1%
High-End Computing	29.6	27.3	27.7	25.3
Industrial/Medical	15.3	16.3	14.8	17.3
Computer Peripherals	5.1	6.4	5.0	6.2
Handheld/Cellular	3.1	2.1	2.8	2.4
Other	3.4	4.0	3.3	4.7

Total	100.0%	100.0%	100.0%	100.0%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
          We measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. In the first fiscal quarter 2005, we refined our process and improved the accuracy of how we measure quick-turn work at our Chippewa Falls facility. Quick-turn orders decreased slightly from 22% of net sales in 2005 to 20% of net sales in the first two fiscal quarters 2006. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. Depending on market conditions, we receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
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
          We derive revenues primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured–generally when products are shipped to the customer. We provide our customers a limited right of return for defective printed circuit boards. We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information. To the extent actual experience varies from our historical experience, revisions to the allowance may be required.
          We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our quick-turn business. During the fourth fiscal quarter 2005, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed. At July 3, 2006, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

          Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At July 3, 2006, we have deferred income tax assets of $8.6 million, which is net of a valuation allowance of approximately $2.5 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could positively or negatively affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
          Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted on and after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award using a straight-line method. Prior to SFAS No. 123R adoption, we accounted for share-based payments under APB No. 25, and therefore we generally recognized compensation expense only when we granted options with an exercise price below the market price on the date of grant.
          We estimate the value of share-based awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated our forfeiture rate to be 7 percent. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the quarters ended April 3, 2006 and July 3, 2006 share-based compensation expense was $0.3 million and $0.3 million, respectively. At July 3, 2006, total unrecognized estimated compensation expense related to non-vested stock options was $4.5 million, which is expected to be recognized over a weighted-average period of 1.6 years.
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

Results of Operations
Second Fiscal Quarter 2006 Compared to the Second Fiscal Quarter 2005
          There were 91 days in both the second fiscal quarters 2006 and 2005.
          The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	July 4,	July 3,
	2005	2006
Net sales	100.0%	100.0%
Cost of goods sold	80.7	70.0

Gross profit	19.3	30.0

Operating expenses:
Selling and marketing	5.0	4.5
General and administrative	5.3	4.8
Amortization of definite-lived intangibles	0.5	0.4

Total operating expenses	10.8	9.7

Operating income	8.5	20.3
Other income (expense):
Interest expense	(0.1)	(0.0)
Amortization of debt issuance costs	(0.0)	(0.0)
Interest income and other, net	0.8	1.4

Income before income taxes	9.2	21.7
Income tax provision	(3.5)	(7.9)

Net income	5.7%	13.8%

Net Sales
          Net sales increased $19.5 million, or 34.0%, from $57.2 million in the second fiscal quarter 2005 to $76.7 million in the second fiscal quarter 2006 due to increases in production volume and pricing. Volume increased approximately 14% due to higher demand from our customers for our products. Prices rose approximately 16% due to favorable price trends, especially in our quick-turn work. We generally charge higher prices for printed circuit boards with time sensitive delivery requirements, high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards accurately.
Gross Profit
          Cost of goods sold increased $7.5 million, or 16.3%, from $46.2 million for the second fiscal quarter 2005 to $53.7 million for the second fiscal quarter 2006. The primary factors increasing cost of goods sold were higher labor, material and variable overhead costs, which increased because of the higher number of printed circuit boards sold. In addition, higher wage rates, higher incentive compensation expense, and greater headcount contributed to increased labor costs. Labor expense also included stock-based compensation expense in 2006 compared to none in 2005. As a percentage of net sales, cost of goods sold decreased from 80.7% for the second fiscal quarter 2005 to 70.0% for the second fiscal quarter 2006 due to a combination of higher prices, greater operating efficiency and increased absorption of fixed costs.
          As a result of the foregoing, gross profit increased $12.0 million, or 108.1%, from $11.0 million for the second fiscal quarter 2005 to $23.0 million for the second fiscal quarter 2006. Our gross margin increased from 19.3% in the second fiscal quarter 2005 to 30.0% in the second fiscal quarter 2006.
          The improvement in our gross margin was primarily due to higher prices for our products, partially offset by higher cost of goods sold, which increased due to the factors discussed above. This improvement in gross margin was aided by greater operating efficiency and increased absorption of fixed costs due to increased production. Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases. However, at higher capacity utilization rates, additional employees and capital may be required. These gains in efficiency partially offset the increased costs related to our shift toward more complex work. Our average layer count increased from 15.7 in the second fiscal quarter 2005 to 15.9 in the second fiscal quarter 2006.
Operating Expenses
          Selling and marketing expenses increased $0.6 million from $2.9 million, or 5.0% of net sales, for the second fiscal quarter 2005 to $3.5 million, or 4.5% of net sales, for the second fiscal quarter 2006. The increase in expenses resulted primarily from higher commission expense related to the increase in net sales. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs.
          General and administrative expenses increased $0.7 million from $3.0 million, or 5.3% of net sales, for the second fiscal quarter 2005 to $3.7 million, or 4.8% of net sales, for the second fiscal quarter 2006. The increase in expenses resulted primarily from higher incentive compensation expense and stock-based compensation expense, which was not included in our financial statements in 2005, partially offset by a reduction in expense for accrued contingencies in 2006. General and administrative expenses decreased as a percentage of net sales due to the significant growth of net sales and the relatively fixed nature of our general and administrative expenses.
Other Income
          Other income increased $0.7 million from $0.4 million in the second fiscal quarter 2005 to $1.1 million in the second fiscal quarter 2006. This increase resulted from higher interest income from our higher cash and cash equivalents and short-term investment balances as well as higher interest rates.
Income Taxes
          The provision for income taxes increased from $2.0 million for the second fiscal quarter 2005 to $6.1 million for the second fiscal quarter 2006. The increase in the income tax provision resulted primarily from higher pre-tax income partially offset by a lower estimated effective tax rate for 2006 than for 2005. Our effective tax rate for the second fiscal quarter 2006 was 36.5% compared to 37.5% for the second fiscal quarter 2005. Our effective tax rate is primarily impacted by the federal income tax rate, state income taxes and utilization of other credits and deductions available to us. We record income tax expense or benefit at a rate that is based on expected results for the year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

First Two Fiscal Quarters 2006 Compared to the First Two Fiscal Quarters 2005
          There were 185 and 184 days in the first two fiscal quarters 2005 and 2006, respectively.
          The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Two Quarters Ended
	July 4,	July 3,
	2005	2006
Net sales	100.0%	100.0%
Cost of goods sold	78.8	71.1

Gross profit	21.2	28.9

Operating expenses:
Selling and marketing	5.1	4.6
General and administrative	5.6	4.8
Amortization of intangibles	0.5	0.4

Total operating expenses	11.2	9.8

Operating income	10.0	19.1
Other income (expense):
Interest expense	(0.1)	(0.1)
Amortization of debt issuance costs	(0.0)	(0.0)
Interest income and other, net	0.7	1.4

Income before income taxes	10.6	20.4
Income tax provision	(4.0)	(7.4)

Net income	6.6%	13.0%

Net Sales
          Net sales increased $33.3 million, or 28.7%, from $116.1 million in the first two fiscal quarters 2005 to $149.4 million in the first two fiscal quarters 2006 due to increases in production volume and pricing. Volume increased approximately 15% primarily due to higher demand from our customers. Prices rose approximately 12% due to favorable price trends, especially in our quick-turn work.
Gross Profit
          Cost of goods sold increased $14.7 million, or 16.0%, from $91.5 million for the first two fiscal quarters 2005 to $106.2 million for the first two fiscal quarters 2006. The primary factors increasing cost of goods sold were higher labor, material and variable overhead costs, which increased because of the higher number of printed circuit boards sold. In addition, higher wage rates, higher incentive compensation expense, and greater headcount contributed to increased labor costs. Labor expense also included stock-based compensation expense in 2006 compared to none in 2005. As a percentage of net sales, cost of goods sold decreased from 78.8% for the first two fiscal quarters 2005 to 71.1% for the first two fiscal quarters 2006 due to a combination of higher prices, greater operating efficiency and increased absorption of fixed costs.
          As a result of the foregoing, gross profit increased $18.6 million, or 75.7%, from $24.6 million for the first two fiscal quarters 2005 to $43.2 million for the first two fiscal quarters 2006. Our gross margin increased from 21.2% in the first two fiscal quarters 2005 to 28.9% in the first two fiscal quarters 2006.
          The improvement in our gross margin was primarily due to higher prices for our products partially offset by higher cost of goods sold, which increased due to the factors discussed above. This improvement in gross margin was aided by greater operating efficiency and increased absorption of fixed costs due to increased production. Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases. However, at higher capacity utilization rates, additional employees and capital may be required. These gains in efficiency partially offset the increased costs related to our shift toward more complex work. Our average layer count decreased from 15.9 in the first two fiscal quarters 2005 to 15.7 in the first two fiscal quarters 2006.
Operating Expenses
          Selling and marketing expenses increased $0.9 million from $5.9 million, or 5.1% of net sales, for the first two fiscal quarters 2005 to $6.8 million, or 4.6% of net sales, for the first two fiscal quarters 2006. The increase in expenses resulted primarily from higher commission expense related to the increase in net sales. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs.
          General and administrative expenses increased $0.8 million from $6.4 million, or 5.6% of net sales, for the first two fiscal quarters 2005 to $7.2 million, or 4.8% of net sales, for the first two fiscal quarters 2006. The increase in expenses resulted primarily from higher incentive compensation expense and stock-based compensation expense, which was not included in our financial statements in 2005, partially offset by a reduction in expense for accrued contingencies and lower accounting and consulting expense in 2006. General and administrative expenses decreased as a percentage of net sales due to the significant growth of net sales and the relatively fixed nature of our general and administrative expenses.
Other Income
          Other income increased $1.3 million from $0.7 million in the first two fiscal quarters 2005 to $2.0 million in the first two fiscal quarters 2006. This increase resulted from higher interest income from our higher cash and cash equivalents and short-term investment balances as well as higher interest rates.
Income Taxes
          The provision for income taxes increased from a $4.6 million provision for the first two fiscal quarters 2005 to an $11.1 million provision for the first two fiscal quarters 2006. The increase in the income tax provision resulted primarily from higher pretax income partially offset by a lower estimated effective tax rate for 2006 than for 2005. Our effective tax rate for the first two fiscal quarters 2006 was 36.5% compared to 37.5% for the first two fiscal quarters 2005. Our effective tax rate is primarily impacted by the federal income tax rate, state income taxes and utilization of other credits and deductions available to us. We record income tax expense or benefit at a rate that is based on expected results for the year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
Liquidity and Capital Resources
          Our principal sources of liquidity have been cash provided by operations and proceeds from employee exercises of stock options. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures and fund working capital requirements. We anticipate that financing capital expenditures, funding working capital requirements and financing possible acquisitions. will continue to be the principal demands on our cash in the future. On August 2, 2006, we entered into a definitive agreement to acquire the Tyco Printed Circuit Group business unit from Tyco International Ltd. for $225.6 million in cash. We expect to pay the purchase price using our available cash, cash equivalents, short-term investments and proceeds from a new fully committed term loan and revolving credit facility.
          As of July 3, 2006, we had net working capital of approximately $137.0 million compared to $111.2 million at December 31, 2005. The increase in net working capital is primarily attributable to cash provided by operations that has been invested in cash and cash equivalents as well as accounts receivable. As our short-term investments mature during the third fiscal quarter 2006, we expect to begin transferring some of these balances to cash equivalents in anticipation of closing our acquisition of the Tyco Printed Circuit Group.
          Our 2006 capital plan is expected to total approximately $12 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities throughout our facilities.

          The following table provides information on future minimum lease payments under non-cancelable operating leases and current purchase obligations related to capital expenditures reflected on our balance sheet under generally accepted accounting principles as of July 3, 2006 (in thousands):

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
Operating leases	$185	$106	$79	$—	$—
Purchase obligations	183	183	—	—	—
Accrued contingencies	685	685	—	—	—

Total contractual obligations	$1,053	$974	$79	$—	$—

          Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under a newly committed six-year senior secured term loan facility of up to $225 million and five-year senior secured revolving credit facility of $40 million will be adequate to meet our currently anticipated capital expenditures, working capital, and acquisition purchase price and transaction cost needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are for contractual obligations as indicated in our contractual obligations table above and for capital purchases under our annual capital plan. Upon closing of the acquisition of Tyco Printed Circuits Group, which is expected in fall 2006, we expect that our contractual obligations will increase significantly, especially for operating leases.
          Net cash provided by operating activities was $20.8 million in the first two fiscal quarters 2006, compared to $9.3 million in the first two fiscal quarters 2005. Our operating cash flow of $20.8 million in the first two fiscal quarters 2006 primarily reflects net income of $19.4 million, $5.3 million of depreciation and amortization, a $2.9 million decrease in deferred income taxes and $0.6 million of stock-based compensation partially offset by a net increase in working capital of $6.7 million, excluding cash and cash equivalents and short-term investments, and $0.7 million of other items.
          Net cash used in investing activities was $5.5 million in the first two fiscal quarters 2006, compared to net cash used in investing activities of $8.5 million in the first two fiscal quarters 2005. In the first two fiscal quarters 2006, we purchased $5.6 million of property, plant and equipment and approximately $0.3 million of finite-lived intangibles and incurred $0.6 million of direct acquisition costs. These were offset by a net decrease in short-term investments of $1.0 million at cost.
          Net cash provided by financing activities was $4.4 million in the first two fiscal quarters 2006 compared to $0.7 million in the first two fiscal quarters 2005. Our first two fiscal quarters 2006 financing net cash flow reflects net proceeds of $3.8 million from employee stock option exercises and approximately $0.6 million of excess tax benefit from the exercise of common stock options beyond that included as a tax benefit within cash flows from operating activities. Beginning with our adoption of SFAS No. 123R on January 1, 2006, the excess of tax benefits upon exercise of common stock options is reported as a cash flow from financing activities.
          We have a committed revolving credit facility of $25 million with a final maturity date of July 15, 2008. We have a one-time option to increase the size of our revolving credit facility to $50 million provided that no default or event of default exists, as defined in the credit agreement. Our revolving loan facility contains a $5 million letter of credit sub-facility. We may borrow, repay and reborrow under the revolving loan facility at any time. The revolving loan bears interest at rates ranging from LIBOR plus 1.0% to 1.75% or the Alternate Base Rate, as defined in the credit agreement, plus 0.0% to 0.5%. The amount added to the LIBOR rate or the Alternate Base Rate varies depending upon our leverage ratio, as defined in the agreement. As of July 3, 2006, we had no outstanding revolving loan balances. We pay quarterly a commitment fee ranging from 0.20% to 0.35% on the unused revolving commitment amount. The credit facility is secured by substantially all of our assets and contains financial covenants customary for this type of financing. As of July 3, 2006, we were in compliance with the covenants of our revolving credit facility.
          We have obtained a commitment for a senior secured term loan of up to $225 million with a six-year maturity (the “Term Loan”) and a senior secured revolving credit facility of $40 million with a five-year maturity (the “Revolving Facility”) from a financial institution to underwrite and syndicate the Term Loan and Revolving Facility (the Term Loan and Revolving Facility are collectively referred to as the “New Financings”). The New Financings are expected to be secured by substantially all of our domestic assets and 65% of our foreign assets and are expected to close and fund concurrently with the closing of our acquisition of the Tyco Printed Circuit Group from Tyco International, Ltd. Upon the closing and funding of the New Financings, we expect to terminate our existing $25 million revolving credit facility with our current syndicate of banks.
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
Recently Issued Accounting Standards
          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effects of adopting Interpretation No. 48 on our financial statements.
          In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. We are currently evaluating the effects of adopting EITF 06-03 on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Interest Rate Risk. Our revolving loan bears interest at rates ranging from 1.0% to 1.75% per annum plus the applicable LIBOR or from 0.0% to 0.5% per annum plus the Alternate Base Rate, as defined in the agreement governing the amended and restated credit facility. A 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. As of July 3, 2006, we had no outstanding revolving loans.
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
          We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 3, 2006. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fiscal quarter ended July 3, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our evaluation.
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
          A small number of customers are responsible for a significant portion of our net sales. Our five largest OEM customers accounted for approximately 54% of our net sales in 2005 and approximately 48% of our net sales in the second fiscal quarter 2006. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. If our customers fail to place orders with us at past levels, it would harm our business, results of operations, and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.
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
          Our 10 largest customers accounted for approximately 66% of our net sales in 2005 and approximately 60% of our net sales in the second fiscal quarter 2006. Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.
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
          As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our existing business. We signed a definitive stock and asset purchase agreement (“the Purchase Agreement”) to purchase certain assets, assume certain liabilities and acquire certain equity interests of the Tyco Printed Circuit Group LP from Tyco International Ltd. through several of its subsidiaries. The assets to be purchased, liabilities to be assumed and equity interests to be acquired generally comprise six domestic printed circuit board plants, two domestic back plane and subassembly plants and one Chinese back plane and subassembly plant. The Purchase Agreement specifies a gross purchase price of $225.6 million subject, to an upward adjustment for cash and cash equivalents acquired at the closing and subject to an upward adjustment to the extent that working capital (as defined in the Purchase Agreement) exceeds $70 million at closing and a downward adjustment to the extent that working capital falls below $60 million at closing. The transaction is expected to close in the fall of 2006, subject to customary conditions to closing and regulatory approval.
          We plan to pay for the transaction from our available cash, cash equivalents and short-term investments and from certain new financing. We have obtained a commitment for a senior secured term loan of up to $225 million with a six year maturity (the “Term Loan”) and a senior secured revolving credit facility of $40 million with a five year maturity (the “Revolving Facility”) from a financial institution to underwrite and syndicate the Term Loan and Revolving Facility (the Term Loan and Revolving Facility are collectively referred to as the “New Financings”). The New Financings are expected to be secured by substantially all of our domestic assets and 65% of our foreign assets and are expected to close and fund concurrently with the closing of the Tyco acquisition. Upon the closing and funding of the New Financings, we expect to terminate our existing $25million revolving facility with our current syndicate of banks.
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
          Sales to EMS providers represented approximately 69% of our net sales in 2005 and approximately 68% of our net sales in the second fiscal quarter 2006. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations, and financial condition may be harmed.
If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively affected. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.
          As of July 3, 2006, our consolidated balance sheet reflected $73.2 million of goodwill and intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.
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
          Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically include provisions that generally serve to increase our exposure for product liability and warranty claims – as compared to our standard invoice terms – which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which can adversely impact our cash flow and results of operations.
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
          As of July 3, 2006, we had net deferred tax assets of approximately $8.6 million, which is net of a valuation allowance of $2.5 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not Applicable
Item 3. Defaults Upon Senior Securities
          Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
          We held our 2006 annual meeting of stockholders on June 22, 2006. At the meeting, our stockholders approved (1) the re-election of John G. Mayer to the Company’s Board of Directors to serve as a director until his successor is elected and qualified and (2) our 2006 Incentive Compensation Plan.
          The tabulation of votes on such matter is as follows:
          Re-election of Directors

Name	For	Withheld
John G. Mayer	36,230,832	2,980,231
          The terms of the following four directors are also continuing: Kenton K. Alder, James K Bass, Thomas T. Edman, and Robert E. Klatell.
          Approval of 2006 Incentive Compensation Plan.

For	Against	Abstain	Broker-Non-Votes
24,942,913	7,829,061	32,567	6,406,522
Item 5. Other Information
          Not Applicable
Item 6. Exhibits

Exhibit
Number	Exhibits

10.1	STOCK AND ASSET PURCHASE AGREEMENT by and among TYCO PRINTED CIRCUIT GROUP LP, TYCO ELECTRONICS CORPORATION, RAYCHEM INTERNATIONAL, TYCO KAPPA LIMITED, TYCO ELECTRONICS LOGISTICS AG, and TTM (OZARKS) ACQUISITION, INC. DATED AS OF AUGUST 2, 2006

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

Dated: August 11, 2006	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated: August 11, 2006	/s/ Steven W. Richards

Steven W. Richards
Chief Financial Officer and Secretary