Form 10-Q
period 2006-10-02
TTM TECHNOLOGIES INC
filed 2006-11-13
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2006
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
Yes ☐ No ☑
Number of shares of common stock, $0.001 par value, of registrant outstanding at November 3, 2006: 42,001,040

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2005 and October 2, 2006
(unaudited)
(In thousands)

	December 31,	October 2,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$61,258	$94,675
Short-term investments	21,100	15,616
Accounts receivable, net of allowances of $4,094 and $4,351, respectively	38,631	45,196
Inventories, net	12,564	14,937
Prepaid expenses and other	2,261	2,208
Deferred income taxes	4,601	4,548

Total current assets	140,415	177,180

Property, plant and equipment:
Property, plant and equipment, at cost	98,019	103,981
Less: accumulated depreciation	(46,221)	(50,897)

Property, plant and equipment, net	51,798	53,084

Other assets:
Debt issuance costs, net of accumulated amortization of $33 and $91, respectively	199	151
Deferred income taxes	6,834	3,890
Goodwill	63,153	63,153
Definite-lived intangibles, net of accumulated amortization of $8,061 and $8,700, respectively	10,318	9,679
Deposits and other	426	1,858

Total other assets	80,930	78,731

	$273,143	$308,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,310	$13,709
Accrued salaries, wages and benefits	9,921	12,720
Accrued contingencies	3,150	—
Other accrued expenses	1,642	1,808
Income taxes payable	2,116	—
Other liabilities	1,052	—

Total current liabilities	29,191	28,237

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 41,311 and 41,923 shares issued and outstanding, respectively	41	42
Additional paid-in capital	159,634	166,549
Retained earnings	84,277	114,167

Total stockholders’ equity	243,952	280,758

	$273,143	$308,995

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter and Three Quarters Ended October 3, 2005 and October 2, 2006
(unaudited)
(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	October 3, 2005	October 2, 2006	October 3, 2005	October 2, 2006
Net sales	$60,979	$75,765	$177,078	$225,136
Cost of goods sold	46,827	53,288	138,351	159,487

Gross profit	14,152	22,477	38,727	65,649

Operating expenses:
Selling and marketing	3,050	3,329	8,932	10,142
General and administrative	4,856	3,822	11,295	11,069
Amortization of definite-lived intangibles	300	300	901	901

Total operating expenses	8,206	7,451	21,128	22,112

Operating income	5,946	15,026	17,599	43,537

Other income (expense):
Interest expense	(16)	(16)	(116)	(83)
Amortization of debt issuance costs	(26)	(19)	(52)	(58)
Interest income and other, net	547	1,369	1,393	3,464

Total other income (expense), net	505	1,334	1,225	3,323

Income before income taxes	6,451	16,360	18,824	46,860
Income tax provision	(2,390)	(5,837)	(7,031)	(16,970)

Net income	$4,061	$10,523	$11,793	$29,890

Basic earnings per share	$0.10	$0.25	$0.29	$0.72

Diluted earnings per share	$0.10	$0.25	$0.28	$0.71

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Three Quarters Ended October 3, 2005 and October 2, 2006
(unaudited)
(In thousands)

	Three Quarters Ended
	October 3, 2005	October 2, 2006
Cash flows from operating activities:
Net income	$11,793	$29,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property, plant and equipment	6,719	7,132
Net gain on sale of property, plant and equipment	—	(48)
Amortization of definite-lived intangible assets	989	989
Excess income tax benefit from common stock options exercised	601	(959)
Stock-based compensation	—	1,039
Deferred income taxes	5,307	2,997
Other	94	(219)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,539)	(6,565)
Inventories, net	(2,781)	(2,373)
Prepaid expenses and other	(1,043)	53
Accounts payable	176	2,399
Income taxes receivable	157	—
Accrued salaries, wages and benefits and other accrued expenses	(3,165)	1,900
Accrued contingencies	3,150	(3,150)
Income taxes payable	(43)	(560)

Net cash provided by operating activities	18,415	32,525

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(6,355)	(8,876)
Proceeds from sale of property, plant and equipment	—	214
Purchase of intangibles	—	(350)
Purchase of available-for-sale short-term investments	(4,300)	—
Proceeds from sales of available-for-sale short-term investments	17,150	—
Purchase of held-to-maturity short-term investments	(47,475)	(40,909)
Proceeds from maturities of held-to-maturity short-term investments	20,650	46,685
Direct acquisition costs	—	(1,141)

Net cash used in investing activities	(20,330)	(4,377)

Cash flows from financing activities:
Payment of debt issuance costs	(232)	(10)
Proceeds from exercise of common stock options	764	4,320
Excess income tax benefit from common stock options exercised	—	959

Net cash provided by financing activities	532	5,269

Net increase (decrease) in cash and cash equivalents	(1,383)	33,417
Cash and cash equivalents at beginning of period	43,188	61,258

Cash and cash equivalents at end of period	$41,805	$94,675

Supplemental cash flow information:
Cash paid for interest	$72	$71
Cash paid, net for income taxes	1,009	14,531
See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)
(1) Basis of Presentation
     TTM Technologies, Inc., formerly Pacific Circuits, Inc., was incorporated under the laws of the State of Washington on March 20, 1978 and reincorporated under the laws of the State of Delaware on August 29, 2005. In July 1999, Power Circuits, Inc. was acquired, and on December 26, 2002, Honeywell Advanced Circuits, Inc., renamed to TTM Advanced Circuits, Inc., (“Advanced Circuits”) was acquired, and both became wholly owned subsidiaries of TTM Technologies, Inc. TTM Technologies International, Inc. was established as a wholly owned subsidiary of TTM Technologies, Inc. in December 2004. TTM Printed Circuit Group, Inc. was established in August 2006 as a wholly-owned subsidiary (See Note 8). TTM Technologies, Inc. and its wholly owned subsidiaries are collectively referred to as “the Company”. The Company is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment. The Company sells to a variety of customers located both within and outside of the United States of America.
     The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The third quarters ended October 3, 2005 and October 2, 2006 each contained 91 days. The three quarters ended October 3, 2005 and October 2, 2006 contained 276 and 275 days, respectively.
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

     Short-term investments as of December 31, 2005 and October 2, 2006 were as follows:

	December 31, 2005	October 2, 2006
Available-for-sale:
Money market funds	$18,975	$41,202

	18,975	41,202

Held-to-maturity:
Corporate bonds and notes	27,705	28,829
Negotiable bank certificates of deposit	1,200	—
U.S. treasury and federal agency securities	34,516	39,721

	63,421	68,550

Total short-term investments	82,396	109,752
Amounts classified as cash equivalents	61,296	94,136

Amounts classified as short-term investments	$21,100	$15,616

     As of October 2, 2006, debt securities totaled $68,550, are classified as held-to-maturity and mature in less than one year.
     For the three quarters ended October 3, 2005 and October 2, 2006 realized gains and losses upon the sale of available-for-sale investments were insignificant. Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of other comprehensive income. The specific identification method is used to compute the realized gains and losses on debt investments.
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
(3) Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories as of December 31, 2005 and October 2, 2006 consist of the following:

	December 31,	October 2,
	2005	2006
Raw materials	$3,842	$4,526
Work-in-process	7,407	8,345
Finished goods	1,315	2,066

	$12,564	$14,937

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
     The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarters and three quarters ended October 3, 2005 and October 2, 2006:

	Quarter Ended October 3, 2005			Quarter Ended October 2, 2006
			Per			Per
	Net Income	Shares	Share	Net Income	Shares	Share
Basic EPS	$4,061	41,288	$0.10	$10,523	41,823	$0.25
Effect of options		438			487

Diluted EPS	$4,061	41,726	$0.10	$10,523	42,310	$0.25

	Three Quarters Ended October 3, 2005			Three Quarters Ended October 2, 2006
			Per			Per
	Net Income	Shares	Share	Net Income	Shares	Share
Basic EPS	$11,793	41,210	$0.29	$29,890	41,651	$0.72
Effect of options		551			614

Diluted EPS	$11,793	41,761	$0.28	$29,890	42,265	$0.71

     The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share. Stock options to purchase 1,994 and 1,810 shares of common stock for the quarter ended October 3, 2005 and October 2, 2006, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive. Stock options to purchase 1,742 and 1,339 shares of common stock for the three quarters ended October 3, 2005 and October 2, 2006, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.
(5) Stock-Based Compensation
     At October 2, 2006, the Company had the stock-based compensation plan described below. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB No. 25. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below the market price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
     Prior to January 1, 2006, the Company provided pro forma disclosure as if the fair value method defined by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) had been applied to its stock-based compensation.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated any prior reported results. Under this transition method, stock-based compensation expense for the three quarters ended October 2, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted on and after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company estimates the forfeiture rate based on its historical experience.
     As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements for the quarter and three quarters ended October 2, 2006 was a reduction in income before income taxes of $450 and $1,039 respectively, and a reduction in net income of $386 and $945, respectively. The impact on both basic and diluted earnings per share for the quarter ended October 2, 2006 was a decrease of approximately $.01 per share. The impact on both basic and diluted earnings per share for the three quarters ended October 2, 2006 was a decrease of approximately $.02 per share. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit from the exercise of common stock option exercises as a component of cash flows from operating activities. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as a component of cash flows from financing activities. This results in a decrease of $959 in cash flows from operating activities and an increase of $959 in cash flows from financing activities for the three quarters ended October 2, 2006.

     The pro forma table below reflects net income and basic and diluted net earnings per share for the quarter and three quarters ended October 3, 2005 had the Company applied the fair value recognition provisions of SFAS 123, as follows:

	Quarter Ended	Three Quarters Ended
	October 3, 2005	October 3, 2005
Net income, as reported	$4,061	$11,793
Add: Stock-based compensation included in reported net income, net of related tax effects	—	—
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(1,010)	(9,019)

Pro forma net income	$3,051	$2,774

Basic earnings per share:
As reported	$0.10	$0.29
Pro forma	$0.07	$0.07
Diluted earnings per share:
As reported	$0.10	$0.28
Pro forma	$0.07	$0.07
Stock-Based Compensation Plan
     In June 2006, the Company adopted the 2006 Incentive Compensation Plan (“The Plan”). The Plan provides for the grant of “Incentive Stock Options,” as defined by the Internal Revenue Code (the “Code”), and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under this Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Other types of awards such as restricted stock and stock appreciation rights are also permitted under the Plan. This plan allows for the issuance of 6,873 shares through the Plan’s expiration date of June 22, 2016. The Plan expires on June 22, 2016. Prior to the adoption of the Plan, the Company adopted the Amended and Restated Management Stock Option Plan (the “Prior Plan”) in 2000. The Prior Plan provided for the grant of “Incentive Stock Options,” as defined by the Code, and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under the Plan and the Prior Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Under both the Plan and the Prior Plan, the exercise price is determined by the compensation committee of the Board of Directors and, for options intended to qualify as Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, generally four years for employees and three or four years for non-employee directors. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. Awards under the Prior Plan ceased as of June 22, 2006. As of October 2, 2006, of the 2,793 options outstanding, 223 options were issued under the Plan and 2,570 options were issued under the Prior Plan.
     Upon the exercise of outstanding stock options, the Company’s practice is to issue new registered shares which are reserved for issuance under the Plan and Prior Plan.
     The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. The following assumptions and the resulting weighted average fair values for grants during the quarter and three quarters ended October 3, 2005 and October 2, 2006 are follows:

	Quarter ended	Quarter ended
	October 3, 2005	October 2, 2006
Risk-free interest rate	4.09%	4.86%
Dividend yield	—%	—%
Expected volatility	74%	65%
Expected term in months	56	54
Weighted-average per share fair value of grants	$4.20	$5.93

	Three Quarters ended	Three Quarters ended
	October 3, 2005	October 2, 2006
Risk-free interest rate	3.84%	4.87%
Dividend yield	—%	—%
Expected volatility	83%	66%
Expected term in months	55	54
Weighted-average per share fair value of grants	$5.16	$7.74

     The fair value calculation is based on stock options granted during the period. The Company determines the expected term of its stock option awards separately for employees and directors by periodic review of its historical stock option exercise experience. This calculation excludes pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends and does not expect to pay dividends.
     Option activity under the Plan for the three quarters ended October 2, 2006 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Three Quarters Ended October 2, 2006
Outstanding at December 31, 2005	2,910	$9.45	7.1
Granted	597	13.61
Exercised	(612)	7.06
Forfeited/cancelled/ expired	(103)	10.01

Outstanding at October 2, 2006	2,793	$10.84	7.1	$6,784

Vested and expected to vest at October 2, 2006	2,625	$10.86	7.0	$6,360
Exercisable at October 2, 2006	1,638	$11.45	5.9	$3,323
     The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of the third fiscal quarter 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 2, 2006. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the quarters ended October 3, 2005 and October 2, 2006 was $5 and $1,258, respectively. The total intrinsic value of options exercised for three quarters ended October 3, 2005 and October 2, 2006 was $2,047 and $4,271, respectively. The total fair value of the options vested for the quarters ended October 3, 2005 and October 2, 2006 was $1,300 and $162, respectively. The total fair value of the options vested for the three quarters ended October 3, 2005 and October 2, 2006 was $11,241 and $514, respectively.
     As of October 2, 2006, $5,046 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.
     In the quarter and three quarters ended October 2, 2006 the amounts recognized in the financial statements with respect to the stock-based compensation plan are as follows:

	Quarter ended	Three Quarters ended
	October 2, 2006	October 2, 2006
Stock-based compensation expense recognized	$450	$1,039
Income tax benefit recognized	(64)	(94)

Total stock-based compensation expense after income taxes	$386	$945

     Stock-based compensation expense recognized in the financial statements in the quarter and three quarters ended October 2, 2006 was classified as follows:

	Quarter ended	Three Quarters ended
	October 2, 2006	October 2, 2006
Cost of goods sold	$135	$328
Selling and marketing	39	88
General and administrative	276	623

Stock-based compensation expense recognized	$450	$1,039

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
     In the quarter and three quarters ended October 2, 2006, a tax benefit of $459 and $1,557 related to fully vested stock option awards exercised was recorded as an increase to additional paid-in capital, respectively.
(6) Significant Customers
     The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”). The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
     For the fiscal quarter ended October 2, 2006, two customers accounted for approximately 24% and 13% of net sales. For the fiscal quarter ended October 3, 2005, two customers accounted for approximately 27% and 19% of net sales. Sales to our ten largest customers were 67% and 61% of net sales in the fiscal quarter ended October 3, 2005 and October 2, 2006, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
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
     For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due. As of December 31, 2005 and October 2, 2006, five customers in the aggregate accounted for 57% and 53%, respectively, of total accounts receivable at each period end. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
(8) Subsequent Event
     On August 2, 2006, the Company, through TTM Printed Circuit Group, Inc., a newly formed wholly owned subsidiary, entered into a definitive stock and asset purchase agreement (“the Purchase Agreement”) to purchase certain assets, assume certain liabilities and acquire certain equity interests of the Tyco Printed Circuit Group LP from Tyco International Ltd. The transaction closed on October 27, 2006. The assets purchased, liabilities assumed and equity interests acquired generally comprise nine printed circuit board or back plane and subassembly plants, including one in China. The Purchase Agreement specifies a purchase price of $225,600, subject to an upward adjustment for cash and cash equivalents acquired at the closing and subject to an upward adjustment to the extent that working capital (as defined in the Purchase Agreement) exceeds $70,000 at closing and a downward adjustment to the extent working capital falls below $60,000 at closing. It has not yet been determined whether there will be an adjustment for working capital. The amount of cash acquired has not yet been finalized. Direct acquisition costs incurred through October 2, 2006 are $1,141 and are expected to further increase by $2,600 to $3,100. We expect to incur debt issuance costs of between $5,900 and $6,400.
     The Company paid for the transaction with approximately $34.1 million of its available cash and cash equivalents and from new debt financing. The Company has obtained a $200,000 senior secured term loan which matures in October 2012 (the “Term Loan”) and a senior secured revolving credit facility of $40,000 which matures in October 2011 (the “Revolving Facility”) from a syndicate of financial institutions (the Term Loan and Revolving Facility are collectively referred to as the “New Financings”). Borrowings under the New Financings will bear interest at a floating rate of either a base rate (the “Alternative Base Rate”) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternative Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Under terms of the Credit Agreement, borrowings under the term loan and the revolving loan facility will, at the Borrower’s option, bear interest at a rate based on either (a) LIBOR plus 2.25% or (b) the Alternative Base rate plus 1.25%. The applicable interest margins on both Alternative Base rate loans and LIBOR loans under the revolving loan facility may decrease under the terms of the New Financings by up to 0.50% as the Company’s total leverage ratio decreases. The revolving loan facility contains a $10 million letter of credit sub-facility. The Company may borrow, repay and reborrow under the revolving loan facility at any time. The New Financings are rated BB- by Standard and Poors and B1 by Moodys. The Company is required to pay an unused commitment fee of 0.50% per annum on the unused portion of the Revolving Facility. The Company terminated its prior $25,000 revolving facility on October 27, 2006 and will write off the remaining unamortized debt issuance costs of approximately $141 in the fiscal fourth quarter.
     The New Financings contain customary limitations, including limitations on indebtedness; limitations on liens; limitations on investments and acquisitions; limitations on dividends, stock repurchases, stock redemptions and the redemption or prepayment of other debt; limitations on mergers, consolidations or sales of assets; limitations on capital expenditures; and limitations on transactions with affiliates. The Company is also subject to financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The Term Loan and Revolving Facility are secured by substantially all of our domestic assets and 65% of our foreign assets. The New Financings are prepayable at any time without penalty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A — “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q.
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
     We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of October 2, 2006, we had approximately 561 customers and approximately 575 as of October 3, 2005. Sales to our 10 largest customers accounted for 67% of our net sales in the third fiscal quarter 2005 and 61% of our net sales in the third fiscal quarter 2006. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 53% and 50% of our net sales in the third fiscal quarter 2005 and 2006, respectively.
     The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Third Fiscal Quarter		Three Fiscal Quarters
End Markets (1)	2005	2006	2005	2006
Networking	43.8%	45.5%	45.5%	44.5%
High-End Computing	26.9	28.3	27.4	26.3
Industrial/Medical	15.6	14.1	15.1	16.2
Computer Peripherals	5.3	4.3	5.1	5.6
Handheld/Cellular	4.8	3.0	3.5	2.6
Other	3.6	4.8	3.4	4.8

Total	100.0%	100.0%	100.0%	100.0%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
     We measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. In the first fiscal quarter 2005, we refined our process and improved the accuracy of how we measure quick-turn work at our Chippewa Falls facility. Quick-turn orders decreased slightly from 22% of net sales in 2005 to 19% of net sales in the first three fiscal quarters 2006. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. Depending on market conditions, we receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
Recent Developments
     On August 2, 2006, through TTM Printed Circuit Group, Inc., a newly formed wholly owned subsidiary, we entered into a definitive stock and asset purchase agreement (“the Purchase Agreement”) to purchase certain assets, assume certain liabilities and acquire certain equity interests of the Tyco Printed Circuit Group LP from Tyco International Ltd. The transaction closed on October 27, 2006. The assets purchased, liabilities assumed and equity interests acquired generally comprise nine printed circuit board or back plane and subassembly plants, including one in China. The Purchase Agreement specifies a purchase price of $225,600, subject to an upward adjustment for cash and cash equivalents acquired at the closing and subject to an upward adjustment to the extent that working capital (as defined in the Purchase Agreement) exceeds $70,000 at closing and a downward adjustment to the extent working capital falls below $60,000 at closing. It has not yet been determined whether there will be an adjustment for working capital. The amount of cash acquired has not yet been finalized. Direct acquisition costs incurred through October 2, 2006 are $1,141 and are expected to further increase by $2,600 to $3,100. We paid for the transaction with approximately $34.1 million of our available cash and cash equivalents and from new debt financing. We expect to incur debt issuance costs of between $5,900 and $6,400. The results of the acquired business and interest expense associated with the debt financing will be included in our results of operations beginning October 27, 2006.
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
     Accounting policies where significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; realizability of deferred tax assets; legal contingencies; and self-insured medical reserves. A detailed description of these estimates and our policies to account for them is included in the notes to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission. There have been no significant changes to our critical accounting policies since December 31, 2005.
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
     We derive revenues primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured-generally when products are shipped to the customer. We provide our customers a limited right of return for defective printed circuit boards. We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information. To the extent actual experience varies from our historical experience, revisions to the allowance may be required.
     We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our quick-turn business. During the fourth fiscal quarter 2005, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed and there are no events or changes in circumstances that would cause us to consider updating this impairment assessment at October 2, 2006. Also, at October 2, 2006, we determined that there were no events or changes in circumstances which indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition. In connection with our October 27, 2006 acquisition of the Tyco Printed Circuit Group, we expect to record significant tangible and intangible assets and will reassess our asset groups and reporting units used for our impairment testing.
     Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At October 2, 2006, we have deferred income tax assets of $8.4 million, which is net of a valuation allowance of approximately $2.5 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could positively or negatively affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
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
     We estimate the value of share-based awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated our forfeiture rate to be 7 percent. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the quarters ended April 3, 2006, July 3, 2006 and October 2, 2006 share-based compensation expense was $0.3 million, $0.3 million and $0.4 million, respectively. At October 2, 2006, total unrecognized estimated compensation expense related to non-vested stock options was $5.0 million, which is expected to be recognized over a weighted-average period of 1.6 years.
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

Results of Operations
Third Fiscal Quarter 2006 Compared to the Third Fiscal Quarter 2005
     There were 91 days in both the third fiscal quarters 2006 and 2005.
     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	October 3,	October 2,
	2005	2006
Net sales	100.0%	100.0%
Cost of goods sold	76.8	70.3

Gross profit	23.2	29.7

Operating expenses:
Selling and marketing	5.0	4.4
General and administrative	8.0	5.0
Amortization of definite-lived intangibles	0.5	0.4

Total operating expenses	13.5	9.8

Operating income	9.7	19.9
Other income (expense):
Interest expense	(0.0)	(0.0)
Amortization of debt issuance costs	(0.0)	(0.1)
Interest income and other, net	0.9	1.8

Income before income taxes	10.6	21.6
Income tax provision	(3.9)	(7.7)

Net income	6.7%	13.9%

Net Sales
     Net sales increased $14.8 million, or 24.2%, from $61.0 million in the third fiscal quarter 2005 to $75.8 million in the third fiscal quarter 2006 due to increases in production volume and pricing. Volume increased approximately 8% due to higher demand from our customers for our products. Prices rose approximately 14% due to favorable price trends, especially in our quick-turn work. We generally charge higher prices for printed circuit boards with time sensitive delivery requirements, high layer counts and other high-technology features because of both the higher material content and the greater level of skill required to manufacture these boards accurately.
Gross Profit
     Cost of goods sold increased $6.5 million, or 13.8%, from $46.8 million for the third fiscal quarter 2005 to $53.3 million for the third fiscal quarter 2006. The primary factors increasing cost of goods sold were higher labor, material and variable overhead costs, which increased because of the higher number of printed circuit boards sold. In addition, higher wage rates, higher incentive compensation expense, and greater headcount contributed to increased labor costs. Labor expense also included stock-based compensation expense in 2006 compared to none in 2005. As a percentage of net sales, cost of goods sold decreased from 76.8% for the third fiscal quarter 2005 to 70.3% for the third fiscal quarter 2006 due to a combination of higher prices, greater operating efficiency and increased absorption of fixed costs.
     As a result of the foregoing, gross profit increased $8.3 million, or 58.9%, from $14.2 million for the third fiscal quarter 2005 to $22.5 million for the third fiscal quarter 2006. Our gross margin increased from 23.2% in the third fiscal quarter 2005 to 29.7% in the third fiscal quarter 2006.
     The improvement in our gross margin was primarily due to higher prices for our products, partially offset by higher cost of goods sold, which increased due to the factors discussed above. This improvement in gross margin was aided by greater operating efficiency, reduced usage of outside services and increased absorption of fixed costs due to increased production. Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases. However, at higher capacity utilization rates, additional employees and capital may be required. These gains in efficiency partially offset the increased costs related to our shift toward more complex work. Our average layer count increased from 15.8 in the third fiscal quarter 2005 to 16.6 in the third fiscal quarter 2006.

Operating Expenses
     Selling and marketing expenses increased $0.3 million from $3.0 million, or 5.0% of net sales, for the third fiscal quarter 2005 to $3.3 million, or 4.4% of net sales, for the third fiscal quarter 2006. The increase in expenses resulted primarily from higher commission expense related to the increase in net sales. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs.
     General and administrative expenses decreased $1.1 million from $4.9 million, or 8.0% of net sales, for the third fiscal quarter 2005 to $3.8 million, or 5.0% of net sales, for the third fiscal quarter 2006. The decrease in expense resulted primarily from a net $2.0 million loss contingency accrual recorded in the third fiscal quarter 2005 related to reaching an agreement in principle with a customer to resolve a dispute concerning certain goods shipped in 2002 and 2003. Partially offsetting this decrease were increased incentive compensation expense and stock-based compensation expense, which were not included in our financial statements in the third fiscal quarter 2005. General and administrative expenses decreased as a percentage of net sales due to the significant loss contingency accrual last year as well as the significant growth of net sales and the relatively fixed nature of our general and administrative expenses.
Other Income
     Other income increased $0.8 million from $0.5 million in the third fiscal quarter 2005 to $1.3 million in the third fiscal quarter 2006. This increase resulted from higher interest income from our higher cash and cash equivalents and short-term investment balances as well as higher interest rates.
Income Taxes
     The provision for income taxes increased from $2.4 million for the third fiscal quarter 2005 to $5.8 million for the third fiscal quarter 2006. The increase in the income tax provision resulted primarily from higher pre-tax income partially offset by a lower estimated effective tax rate for 2006 than for 2005. Our effective tax rate for the third fiscal quarter 2006 was 35.7% compared to 37.0% for the third fiscal quarter 2005. Our effective tax rate is primarily impacted by the federal income tax rate, state income taxes and utilization of other credits and deductions available to us. During our third fiscal quarter 2006, we revalued our federal and state deferred income tax assets and liabilities to reflect the rates which are expected to apply to taxable income in the periods in which the temporary differences are expected to reverse. The net impact of this revaluation was insignificant on the third fiscal quarter provision for income tax. We record income tax expense or benefit at a rate that is based on expected results for the year. Our estimate of expected results for 2006 excludes expected results from our recent acquisition of the Tyco Printed Circuit Group for the remainder of 2006 as it occurred after the conclusion of our fiscal third quarter. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

First Three Fiscal Quarters 2006 Compared to the First Three Fiscal Quarters 2005
     There were 276 and 275 days in the first three fiscal quarters 2005 and 2006, respectively.
     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Quarters Ended
	October 3,	October 2,
	2005	2006
Net sales	100.0%	100.0%
Cost of goods sold	78.1	70.8

Gross profit	21.9	29.2

Operating expenses:
Selling and marketing	5.0	4.5
General and administrative	6.4	4.9
Amortization of definite-lived intangibles	0.5	0.4

Total operating expenses	11.9	9.8

Operating income	10.0	19.4
Other income (expense):
Interest expense	(0.1)	(0.1)
Amortization of debt issuance costs	(0.0)	(0.0)
Interest income and other, net	0.8	1.5

Income before income taxes	10.7	20.8
Income tax provision	(4.0)	(7.5)

Net income	6.7%	13.3%

Net Sales
     Net sales increased $48.0 million, or 27.1%, from $177.1 million in the first three fiscal quarters 2005 to $225.1 million in the first three fiscal quarters 2006 due to increases in production volume and pricing. Volume increased approximately 13% primarily due to higher demand from our customers. Prices rose approximately 12% due to favorable price trends, especially in our quick-turn work.
Gross Profit
     Cost of goods sold increased $21.1 million, or 15.3%, from $138.4 million for the first three fiscal quarters 2005 to $159.5 million for the first three fiscal quarters 2006. The primary factors increasing cost of goods sold were higher labor, material and variable overhead costs, which increased because of the higher number of printed circuit boards sold. In addition, higher wage rates, higher incentive compensation expense, and greater headcount contributed to increased labor costs. Labor expense also included stock-based compensation expense in 2006 compared to none in 2005. As a percentage of net sales, cost of goods sold decreased from 78.1% for the first three fiscal quarters 2005 to 70.8% for the first three fiscal quarters 2006 due to a combination of higher prices, greater operating efficiency and increased absorption of fixed costs.
     As a result of the foregoing, gross profit increased $26.9 million, or 69.5%, from $38.7 million for the first three fiscal quarters 2005 to $65.6 million for the first three fiscal quarters 2006. Our gross margin increased from 21.9% in the first three fiscal quarters 2005 to 29.2% in the first three fiscal quarters 2006.
     The improvement in our gross margin was primarily due to higher prices for our products partially offset by higher cost of goods sold, which increased due to the factors discussed above. This improvement in gross margin was aided by greater operating efficiency, reduced usage of outside services and increased absorption of fixed costs due to increased production. Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases. However, at higher capacity utilization rates, additional employees and capital may be required. These gains in efficiency partially offset the increased costs related to our shift toward more complex work. Our average layer count increased from 15.9 in the first three fiscal quarters 2005 to 16.0 in the first three fiscal quarters 2006.
Operating Expenses
     Selling and marketing expenses increased $1.2 million from $8.9 million, or 5.0% of net sales, for the first three fiscal quarters 2005 to $10.1 million, or 4.5% of net sales, for the first three fiscal quarters 2006. The increase in expenses resulted primarily from higher commission expense related to the increase in net sales. The decrease as a percentage of net sales resulted from improved absorption of fixed selling costs.
     General and administrative expenses decreased $0.3 million from $11.3 million, or 6.4% of net sales, for the first three fiscal quarters 2005 to $11.0 million, or 4.9% of net sales, for the first three fiscal quarters 2006. The decrease in expense resulted primarily from a net $2.2 million contingency loss accrual recorded in 2005 related to reaching an agreement in principle with a customer to resolve a dispute concerning certain goods shipped in 2002 and 2003. Accounting, consulting and bad debt expense also decreased from 2005 to 2006. Partially offsetting this expense reduction were increased expenses for incentive compensation expense and stock-based compensation expense, which was not included in our financial statements in 2005. General and administrative expenses decreased as a percentage of net sales due to the significant contingency loss accrual last year as well as the significant growth of net sales and the relatively fixed nature of our general and administrative expenses.
Other Income
     Other income increased $2.1 million from $1.2 million in the first three fiscal quarters 2005 to $3.3 million in the first three fiscal quarters 2006. This increase resulted from higher interest income from our higher cash and cash equivalents and short-term investment balances as well as higher interest rates.
Income Taxes
     The provision for income taxes increased from a $7.0 million provision for the first three fiscal quarters 2005 to a $17.0 million provision for the first three fiscal quarters 2006. The increase in the income tax provision resulted primarily from higher pretax income partially offset by a lower estimated effective tax rate for 2006 than for 2005. Our effective tax rate for the first three fiscal quarters 2006 was 36.2% compared to 37.4% for the first three fiscal quarters 2005. Our effective tax rate is primarily impacted by the federal income tax rate, state income taxes and utilization of other credits and deductions available to us. During our third fiscal quarter 2006, we revalued our federal and state deferred income tax assets and liabilities to reflect the rates which are expected to apply to taxable income in the periods in which the temporary differences are expected to reverse. The net impact of this revaluation was insignificant on the 2006 year-to-date provision for income tax. We record income tax expense or benefit at a rate that is based on expected results for the year. Our estimate of expected results for 2006 excludes expected results from our recent acquisition of the Tyco Printed Circuit Group for the remainder of 2006 as it occurred after the conclusion of our fiscal third quarter. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
Liquidity and Capital Resources
     Our principal sources of liquidity have been cash provided by operations and proceeds from employee exercises of stock options. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures and fund working capital requirements. We anticipate that financing capital expenditures, funding working capital requirements and servicing debt will continue to be the principal demands on our cash in the future. On August 2, 2006, we entered into a definitive agreement to acquire the Tyco Printed Circuit Group business unit from Tyco International Ltd. for $225.6 million in cash. We closed this acquisition on October 27, 2006, subsequent to the end of our third fiscal quarter, and paid the purchase price using some of our available cash and cash equivalents as well as proceeds from a new $200 million senior secured term loan. We cancelled our existing $25 million revolving facility and replaced it with a new $40 million secured revolving facility.
     As of October 2, 2006, we had net working capital of approximately $148.9 million compared to $111.2 million at December 31, 2005. The increase in net working capital is primarily attributable to cash provided by operations that has been invested in cash and cash equivalents as well as increased accounts receivable. On October 27, 2006, we used approximately $34.1 million of our cash and cash equivalents to fund a portion of the $225.6 million price paid for the Tyco Printed Circuit Group plus direct acquisition and debt issuance costs.
     Our 2006 capital expenditure plan is expected to total approximately $14 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities throughout our facilities, including those we recently acquired in our acquisition of Tyco Printed Circuit Group.

     The following table provides information on future minimum lease payments, non-cancelable operating leases and current purchase obligations related to capital expenditures reflected on our balance sheet under generally accepted accounting principles as of October 2, 2006 (in thousands):

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
Operating leases	$444	$150	$256	$38	$—
Purchase obligations	30	30	—	—	—
Accrued contingencies	—	—	—	—	—

Total contractual obligations	$474	$180	$256	$38	$—

     Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under a new six-year senior secured term loan facility of $200 million and a new five-year senior secured revolving credit facility of $40 million will be adequate to meet our currently anticipated capital expenditure, working capital, and acquisition purchase price and transaction cost needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are for contractual obligations as indicated in our contractual obligations table above, for capital purchases under our annual capital plan and to meet debt service requirements. We expect the acquisition of Tyco Printed Circuits Group will significantly increase our contractual obligations, especially for operating leases.
     Net cash provided by operating activities was $32.5 million in the first three fiscal quarters 2006, compared to $18.4 million in the first three fiscal quarters 2005. Our operating cash flow of $32.5 million in the first three fiscal quarters 2006 primarily reflects net income of $29.9 million, $8.1 million of depreciation and amortization, a $3.0 million decrease in deferred income taxes and $1.0 million of stock-based compensation partially offset by a net increase in working capital of $8.3 million, excluding cash and cash equivalents and short-term investments, the $1.0 million excess income tax benefit from common stock options exercised treated as a cash inflow from financing activities and $0.2 million of other items.
     Net cash used in investing activities was $4.4 million in the first three fiscal quarters 2006, compared to net cash used in investing activities of $20.3 million in the first three fiscal quarters 2005. In the first three fiscal quarters 2006, we purchased $8.9 million of property, plant and equipment and approximately $0.3 million of finite-lived intangibles and incurred approximately $1.2 million of direct acquisition costs. These were offset by a net decrease in short-term investments of $5.8 million and proceeds of $0.2 million from the sale of property, plant and equipment.
     Net cash provided by financing activities was $5.3 million in the first three fiscal quarters 2006 compared to $0.5 million in the first three fiscal quarters 2005. Our net cash provided by financing activities for the first three fiscal quarters 2006 reflects net proceeds of $4.3 million from employee stock option exercises and approximately $1.0 million of excess tax benefit from the exercise of common stock options. Beginning with our adoption of SFAS No. 123R on January 1, 2006, the excess of tax benefits upon exercise of common stock options is reported as a cash flow from financing activities.
     We had a committed revolving credit facility of $25 million with a final maturity date of July 15, 2008 in place on October 2, 2006. As of October 2, 2006, we had no outstanding revolving loan balances under this facility. The credit facility was secured by substantially all of our assets and contained financial covenants customary for this type of financing. As of October 2, 2006, we were in compliance with the covenants of our revolving credit facility. This facility was terminated consistent with placement of a new facility on October 27, 2006.
     On October 27, 2006 we entered into a credit agreement (the “Credit Agreement”) with certain lenders lead by UBS Securities LLC. The Credit Agreement provides for a $200 million term loan which matures in October 2012, and a $40 million revolving loan facility, which matures in October 2011. Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate (the “Alternative Base Rate”) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternative Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Under terms of the Credit Agreement, borrowings under the term loan and the revolving loan facility will, at the Borrower’s option, initially bear interest at a rate based on either (a) LIBOR plus 2.25% or (b) the Alternative Base rate plus 1.25%. The applicable interest margins on both Alternative Base rate loans and LIBOR loans under the revolving loan facility may decrease under the terms of the Credit Agreement by up to 0.50% as the Company’s total leverage ratio decreases. Our revolving loan facility contains a $10 million letter of credit sub-facility. We may borrow, repay and reborrow under the revolving loan facility at any time. The New Financings are rated BB- by Standard and Poors and B1 by Moodys. We are required to pay an unused commitment fee of 0.50% per annum on the unused portion of the revolving facility.

     The Credit Agreement contains customary limitations, including limitations on indebtedness; limitations on liens; limitations on investments and acquisitions; limitations on dividends, stock repurchases, stock redemptions and the redemption or prepayment of other debt; limitations on mergers, consolidations or sales of assets; limitations on capital expenditures; and limitations on transactions with affiliates. We are also subject to financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The term loan and revolving loan facility are secured by substantially all of our domestic assets and 65% of our foreign assets. The Credit Agreement is prepayable at any time without penalty.
Foreign Currency Exchange Risk
     All of our sales are denominated in U.S. dollars, and as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made. Subsequent to our October 27, 2006 acquisition of Tyco Printed Circuit Group, some of our sales will be made in foreign currencies, and we will become exposed to foreign currency exchange rate risk between the time the sale is recorded and the cash is collected; however, at this time, we believe this risk not to be material to our results of operations or financial position.
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
     In September 2006, the Securities and Exchange Commission issued SAB 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidence in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. Our new $200 million term loan bears interest at rates ranging from 2.25% per annum plus the applicable LIBOR or from 1.25% per annum plus the Alternate Base Rate, as defined in the agreement governing the term loan. Our new revolving loan bears interest at rates ranging from 1.75%-2.25% per annum plus the applicable LIBOR or from 0.75%-1.25% per annum plus the applicable Alternate Base Rate as defined in the agreement governing the revolving loan. A 10% change in interest rates is expected to change our interest expense to be incurred on this facility by approximately $400,000 per fiscal quarter. As of October 2, 2006, we had no outstanding revolving loans.
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
     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of October 2, 2006. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the fiscal quarter ended October 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our evaluation.

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
We recently completed a major acquisition and expect to continue to pursue acquisitions to expand our operations. We may have trouble integrating acquisitions. Acquisitions involve numerous risks.
     As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our existing business. On October 27, 2006, we closed on our definitive stock and asset purchase agreement (“the Purchase Agreement”) to purchase certain assets, assume certain liabilities and acquire certain equity interests of the Tyco Printed Circuit Group LP from Tyco International Ltd. through several of its subsidiaries. The assets purchased, liabilities assumed and equity interests acquired generally comprise nine printed circuit board or back plane and subassembly plants, including one in China. The Purchase Agreement specifies a gross purchase price of $225.6 million subject, to an upward adjustment for cash and cash equivalents acquired at the closing and subject to an upward adjustment to the extent that working capital (as defined in the Purchase Agreement) exceeds $70 million at closing and a downward adjustment to the extent that working capital falls below $60 million at closing.
     We paid for the transaction from our available cash and cash equivalents and from certain new financing. We obtained a new senior secured term loan of $200 million with a six year maturity (the “Term Loan”) and a senior secured revolving credit facility of $40 million with a five year maturity (the “Revolving Facility”) from a syndicate of financial institutions. The Term Loan and Revolving Facility are collectively referred to as the “New Financings”. The New Financings are secured by substantially all of our domestic assets and 65% of our foreign assets.

     Our acquisition of companies and businesses and expansion of operations involve risks, including the following:
•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;

•	diversion of management’s attention from normal daily operations of our existing business to focus on integration of the newly acquired business;

•	difficulties in managing production and coordinating operations at new sites;

•	the potential loss of key employees of acquired operations;

•	the potential inability to retain existing customers of acquired companies when we desire to do so;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the potential for decreased gross margins from a different product mix;

•	the potential need to restructure, modify, or terminate customer relationships of the acquired company;

•	an increased concentration of business from existing or new customers; and

•	the potential inability to identify assets best suited to our business plan.
     Acquisitions may cause us to:
•	enter lines of business and/or markets in which we have limited or no prior experience;

•	issue debt and be required to abide by covenants;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	become subject to litigation and environmental issues;

•	incur unanticipated costs;

•	acquire leased facilities with relatively short lease expirations or with no options to renew;

•	incur large and immediate write-offs;

•	issue common stock that would dilute our current stockholders’ percentage ownership; and

•	incur costs, whether or not a proposed acquisition is consummated.
     Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our current or future acquisitions will be successful and will not harm our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

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
     A small number of customers are responsible for a significant portion of our net sales. Our five largest OEM customers accounted for approximately 54% of our net sales in 2005 and approximately 50% of our net sales in the third fiscal quarter 2006. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. If our customers fail to place orders with us at past levels, it would harm our business, results of operations, and financial condition. We expect a significant portion of our net sales will continue to be generated by a small number of customers.
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
     Our 10 largest customers accounted for approximately 66% of our net sales in 2005 and approximately 61% of our net sales in the third fiscal quarter 2006. Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is typically with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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
     The printed circuit board industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal domestic competitors include DDi, Endicott Interconnect Technologies, Merix and Sanmina-SCI. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.
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
     Sales to EMS providers represented approximately 69% of our net sales in 2005 and approximately 71% of our net sales in the third fiscal quarter 2006. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards. If a significant number of our other EMS customers were to acquire the ability to directly manufacture printed circuit boards, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards to these EMS providers, our business, results of operations, and financial condition may be harmed.
If we were to increase our amortization of definite-lived intangible assets as a result of additional acquisitions, our earnings could be negatively affected. Similarly, if we were to revalue our existing intangible assets downward, our operating results would be harmed.
     As of October 2, 2006, our consolidated balance sheet reflected $72.8 million of goodwill and intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. In connection with our October 27, 2006 acquisition of the Tyco Printed Circuit Group, we expect to record significant intangible assets and will reassess our reporting units used for our impairment testing. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.
Damage to our manufacturing facilities could increase our costs of doing business and adversely affect our ability to deliver our manufacturing services on a timely basis.
     We have 12 manufacturing facilities. The destruction or closure of any of our manufacturing facilities for a significant period of time as a result of fire; explosion; blizzard; act of war or terrorism; or flood, tornado, earthquake, lightning, or other natural disaster could increase our costs of doing business and harm our ability to deliver our manufacturing services on a timely basis and, consequently, our operating results.
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
     Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous, such as ammoniacal etching solutions, copper, and nickel. Because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, metal stripping solutions, and hydrochloric acid solution containing palladium; waste water, which contains heavy metals, acids, cleaners, and conditioners; and filter cake from equipment used for on-site waste treatment. We believe that our operations substantially comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations, and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend. In connection with our acquisition of Tyco Printed Circuit Group, we assumed certain environmental cleanup obligations.
     Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations, and we are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling, or disposal might require a high level of unplanned capital investment or global relocation. It is possible that environmental compliance costs and penalties related to new or existing regulations or acquired businesses may harm our business, results of operations, and financial condition.
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
     As of October 2, 2006, we had net deferred tax assets of approximately $8.4 million, which is net of a valuation allowance of $2.5 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.
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

TTM Technologies, Inc.

Dated: November 10, 2006	/s/ Kenton K. Alder Kenton K. Alder
President and Chief Executive Officer

Dated: November 10, 2006	/s/ Steven W. Richards Steven W. Richards
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Exhibits
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.