Form 10-K
period 2006-12-31
TTM TECHNOLOGIES INC
filed 2007-03-16
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by nonaffiliates of the registrant (41,658,229) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2006, was $602,794,574. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of March 12, 2007, there were outstanding 42,177,893 shares of the registrant’s Common Stock, $0.001 par value.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TTM TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K

PART I

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
ITEM 1. BUSINESS
Overview
     We are a one-stop provider of time-critical and technologically complex printed circuit boards (“PCBs”) and backplane assemblies. PCBs serve as the foundation of sophisticated electronic products. We serve high-end commercial markets and aerospace and defense markets, providing PCBs and backplane assemblies for applications including networking/communications infrastructure; high-end computing; commercial and military flight management systems; naval and aerospace radar systems; weapons guidance systems; military communication devices; satellites; industrial controls; and medical testing equipment. Our products are characterized by high levels of complexity and moderate production volumes. Our customers include both original equipment manufacturers, or OEMs, and electronic manufacturing services, or EMS, providers. On October 27, 2006, we completed the acquisition of the Tyco Printed Circuit Group business (“PCG”) from Tyco International Ltd. for a total purchase price of $226.8 million, excluding acquisition costs. We acquired six PCB fabrication facilities and three backplane assembly facilities. One facility is located in Shanghai, China, and the rest are located in the United States. We are in the process of closing the Dallas, Oregon, facility, (one of the acquired facilities,) and transferring the PCB production to our other facilities.
Industry Background
     Printed circuit boards are manufactured from sheets of laminated material, or panels. Each panel is typically subdivided into multiple printed circuit boards, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it.
     Printed circuit boards serve as the foundation for virtually all electronic products, ranging from consumer products (such as cellular telephones and personal computers) to high-end commercial electronic equipment (such as medical equipment, data communications routers, switches and servers), and aerospace and defense electronic systems. Generally, consumer electronics products utilize commodity-type printed circuit boards with lower layer counts, less complexity and larger production runs. High-end commercial equipment and aerospace and defense products require more customized, multilayer printed circuit boards using advanced technologies. In addition, most high-end commercial and aerospace and defense end markets have low volume requirements that demand a highly flexible manufacturing environment. As production of sophisticated circuit boards becomes more complex, high-end manufacturers must continually invest in advanced production equipment, engineering and process technology, and a skilled workforce. Backplane assemblies also exhibit these characteristics.
     According to Prismark Partners LLC, the worldwide market for printed circuit boards was approximately $45 billion in 2006 with North America producing 11%, or approximately $5 billion. As a result of consolidation and the slowdown in the electronics industry in 2001 and 2002, many manufacturing facilities were closed, reducing North American printed circuit board manufacturing capacity by as much as 40%. This capacity reduction combined with improved market demand led to higher capacity utilization across the industry in 2003 and continuing through 2006. Management believes this situation provides significant opportunities for well-capitalized manufacturers that have advanced technological capabilities.
     Several trends are impacting the printed circuit board manufacturing and backplane assembly industries. These trends include:
     Short electronic product life cycles. Continual advances in technology have shortened the life cycles of complex commercial electronic products, placing greater pressure on OEMs to quickly bring new products to market. The accelerated time-to-market and ramp-to-volume needs of OEMs for high-end commercial equipment create opportunities for printed circuit board manufacturers that can offer engineering support in the prototype stage and manufacturing scalability throughout the production life cycle.

     Increasing complexity of electronic products. OEMs are continually designing higher performance electronic products, which require technologically complex printed circuit boards that can accommodate higher speeds and component densities. These complex printed circuit boards often require very high layer counts, advanced manufacturing processes and materials, and high-mix production capabilities, which involve processing small lots in a flexible manufacturing environment. OEMs increasingly rely upon larger printed circuit board manufacturers, which possess the financial resources necessary to invest in advanced manufacturing process technologies and sophisticated engineering staff, often to the exclusion of smaller printed circuit board manufacturers that do not possess such technologies or resources.
     Increasing competition from Asian manufacturers. In recent years, many electronics manufacturers have moved their commercial production to Asia to take advantage of its exceptionally large, low-cost labor pool. This is particularly true for consumer electronics producers that utilize commodity-type printed circuit boards with low layer counts and complexity. These less sophisticated printed circuit boards are generally mass produced and have experienced significant pricing pressures from Asian manufacturers. Printed circuit boards requiring complex technologies, advanced manufacturing processes and materials, quick turnaround times or high-mix production are subject to less competition from low cost regions. In addition, many of the unique challenges involved in successfully designing and manufacturing highly complex printed circuit boards—and the ongoing capital investment required to maintain state-of-the-art capabilities—have effectively served as barriers to entry in these high-mix and high-complexity segments of the domestic printed circuit board industry. Export controls also represent a barrier to entry for international competition as they restrict the overseas export of defense-related materials, services and sensitive technologies that are associated with government programs.
     Decreased reliance on multiple printed circuit board manufacturers by OEMs. OEMs traditionally have relied on multiple printed circuit board manufacturers to provide different services as an electronic product moves through its life cycle. The transfer of a product among different printed circuit board manufacturers often results in increased costs and inefficiencies due to incompatible technologies and manufacturing processes and production delays. In addition, OEMs find it easier to manage fewer printed circuit board manufacturers. As a result, OEMs are reducing the number of printed circuit board manufacturers and backplane assembly services providers on which they rely, presenting an opportunity for those that can offer one-stop manufacturing capabilities—from prototype to volume production.
     Increasing demand for aerospace and defense products. The aerospace and defense market is characterized by time-consuming and complex certification processes, long product life cycles and a unique combination of demand for leading-edge technology with extremely high reliability and durability. Increasing focus on incorporating leading-edge technology in products for reconnaissance and intelligence combined with continued spending on military communications, aerospace and weapons systems applications are anticipated to drive steady end market growth. Success in the defense and aerospace market is achieved only after manufacturers demonstrate the long-term ability to pass extensive OEM and government certification processes; numerous product inspections; audits for quality and performance; and extensive administrative requirements associated with participation in government programs. Export controls represent a barrier to entry for international competition as they restrict the overseas export of defense-related materials, services and sensitive technologies that are associated with government programs. In addition, the complexity of the end products serves as a barrier to entry to potential new suppliers.
     Customers increasingly rely on manufacturing partners for backplane assembly and sub-system assembly services. OEM customers are increasingly relying on either EMS companies or PCB manufacturers for backplane assembly and sub-system assembly services as they focus on streamlining their own supply chains. As a result, OEMs increasingly prefer close proximity to their assembly partners as quick-turn and prototyping processes are more efficient with readily accessible engineering teams and shorter shipping times. Although some North American backplane assembly has migrated to Asia in recent years, complex custom backplanes and sub-systems have typically remained in North America. The large physical size and complexity of many of these assemblies make them cost prohibitive to ship from Asia to North America. Furthermore, North American facilities are better able to service the small lot and quick turn-around requirements of many North American customers. Cost savings from migrating backplane assembly to Asia are limited, particularly for more complex and technically sophisticated large products.
The TTM Solution
     We manufacture printed circuit boards and backplane assemblies that satisfy all stages of an electronic product’s life cycle—from prototype to volume production. Key aspects of our solution include:
•	One-stop manufacturing solution. We offer a one-stop manufacturing solution to our customers through our specialized and integrated facilities, some of which focus on different stages of an electronic product’s life cycle. This one-stop solution allows us to provide a broad array of services and technologies to meet the rapidly evolving needs of our customer base.

•	Quick-turn services. We deliver highly complex printed circuit boards to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products quickly and reduce their time to market.

In addition, our quick-turn services provide us with an opportunity to cross-sell our other services, including high-mix and volume production in our targeted end markets.

•	Strong process and technology expertise. We deliver time-critical and highly complex manufacturing services through our advanced manufacturing processes and material and technology expertise. We regularly manufacture printed circuit boards with layer counts in excess of 30 layers.

•	Aerospace and defense capabilities. We provide a comprehensive product offering in the defense and aerospace market and provide customers with comprehensive PCB fabrication capabilities, exotic material expertise and technological experience.

•	Complementary backplane assembly. We provide backplane and sub-system assembly products as a natural extension of our commercial and defense PCB offerings. This segment is a full service provider of complex backplane assembly, sub-system assembly, electro-mechanical integration and design services.
Our Manufacturing Services
Quick-turn
     We refer to our rapid turnaround services as “quick-turn” because we provide custom-fabricated printed circuit boards to our customers within as little as 24 hours to 10 days. As a result of our ability to rapidly and reliably respond to the critical time requirements of our customers, we generally receive a premium for our quick-turn services as compared to standard lead time prices.
•	Prototype production. In the design, testing, and launch phase of a new electronic product’s life cycle, our customers typically require limited quantities of printed circuit boards in a very short period of time. We satisfy this need by manufacturing prototype printed circuit boards in small quantities of up to 50 boards per order, with delivery times ranging from as little as 24 hours to 10 days.

•	Ramp-to-volume production. After a product has successfully completed the prototype phase, our customers introduce the product to the market and require larger quantities of printed circuit boards in a short period of time. This transition stage between low-volume prototype production and volume production is known as ramp-to-volume. Our ramp-to-volume services typically include manufacturing up to a few hundred printed circuit boards per order with delivery times ranging from 5 to 15 days.
     For the years ended December 31, 2005 and 2006, orders with delivery requirements of 10 days or less represented approximately 22% and 17% of our gross PCB sales, respectively. Quick-turn orders decreased as a percentage of our gross PCB sales in 2006 due to both higher demand for our standard lead-time, high technology production services as well as the inclusion of the PCG facilities, which focus primarily on standard lead-time services.
Standard delivery
     Our standard delivery time services focus on the high-mix and complex technology requirements of our customers, with delivery times typically ranging from four to six weeks. Our high technology expertise is evidenced by our ability to regularly produce complex printed circuit boards with more than 30 layers in commercial volumes. In 2006, the average layer count of our PCBs decreased to 15.5 from 15.8 in 2005 due to the inclusion of the PCG facilities, which generally manufacture PCBs with lower layer counts. In addition, many of our lower layer-count PCBs are complex as a result of the incorporation of other technologically advanced features, including high performance materials, blind and buried vias, sequential lamination and extremely fine geometries and tolerances. Although we provide standard delivery time services to all customers, including large OEMs, we do not target our standard delivery time services to high-volume, consumer electronics applications such as cellular telephones, personal computers, hand-held devices and automotive products.
Strategy
     Our goal is to be the leading provider of time-critical, one-stop manufacturing services for highly complex printed circuit boards and backplane assemblies. Key aspects of our strategy include:
     Leveraging our one-stop manufacturing solution. Our quick-turn capabilities allow us to establish relationships with customers early in a product’s life cycle, giving us an advantage in securing preferred vendor status for subsequent ramp-to-volume and volume production opportunities. We also seek to gain quick-turn business from our existing ramp-to-volume and volume customers.

     Using our quick-turn capabilities to attract new customers with high-growth potential. Our time-to-market strategy focuses on the rapid introduction and short product life cycle of advanced electronic products. We continue to attract emerging companies to our quick-turn facilities and believe that our ability to rapidly and reliably respond to the critical time requirements of our customers provides us with a significant competitive advantage.
     Continuing to improve our technological capabilities and manufacturing processes. We are consistently among the first to adopt new developments in printed circuit board manufacturing processes and technology. We continuously evaluate new manufacturing processes, materials, and technology to increase our capabilities and further reduce our delivery times, improve quality, increase yields and decrease costs. We continue to invest in technologies that are required by the leading OEMs in the electronics industry.
     Capitalizing on facility specialization to enhance operating efficiency. We utilize a facility specialization strategy in which each commercial order is directed to the facility best suited to the customer’s particular delivery time, product complexity and volume needs. Our plants use compatible technologies and manufacturing processes, allowing us generally to move orders easily between plants to optimize operating efficiency. This strategy provides customers with faster delivery times and enhanced product quality and consistency.
     Expanding our presence in targeted markets through internal initiatives and selective acquisitions. We actively target technologies and business opportunities that enhance our competitive position in selected markets. Our 2006 acquisition of PCG exemplifies our ability to successfully expand our business into markets, such as the desirable aerospace and defense market. We intend to pursue high-end commercial and defense customers that demand flexible and advanced manufacturing processes, expertise with high-performance specialty materials, and other high-mix and complex technologies. In addition, we regularly evaluate and pursue internal initiatives aimed at adding new customers and better serving existing customers within our markets.
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
     We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce printed circuit boards with the following characteristics:
•	High layer count. Manufacturing printed circuit boards with a large number of layers is difficult to accomplish due to the accumulation of manufacturing tolerances and registration systems required. We regularly manufacture printed circuit boards with more than 30 layers on a quick-turn and volume basis. For 2006, approximately 65% of our gross PCB sales involved the manufacture of printed circuit boards with at least 12 layers, compared with 68% in 2005. Printed circuit boards with at least 20 layers represented 37% of gross PCB sales in 2006, down slightly from 38% in 2005.

•	Blind and buried vias. Vias are drilled holes that provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to an internal layer and terminate at the internal layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias.

•	Embedded passives. Embedded passive technology involves embedding either the capacitive or resistive elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board and thereby leaves more surface area for active components. Use of this technology results in greater design flexibility and products with higher component density and increased functionality.

•	Fine line traces and spaces. Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on an order. We are able to provide 0.003 inch traces and spaces.

•	High aspect ratios. The aspect ratio is the ratio between the thickness of the printed circuit board and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. We are able to provide aspect ratios of up to 15:1.

•	Thin core processing. A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil on either side. The thickness of inner-layer cores is determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from requirements of thinner printed circuit boards, higher layer counts and various electrical parameters. Core thickness in our printed circuit boards ranges from as little as 0.002 inches up to 0.062 inches.

•	Microvias. Microvias are small vias with diameters generally between 0.001 inches and 0.005 inches after plating. These very small vias consume much less space on the layers they interconnect, thereby providing for greater wiring densities and closer spacing of components and their attachment pads. The fabrication of printed circuit boards with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area.

•	Advanced hole fill process. Our advanced hole fill processes provide designers the opportunity to increase the density of component placements by reducing the surface area required to place many types of components. In traditional design, components are routed from their surface interfaces through via connections in order to access power and ground connections and the internal circuitry used to connect to other discrete components. Our advanced hole fill processes provide methods to allow for vias to be placed inside their respective surface mount pads by filling the vias with a thermoset epoxy and plating flat copper surface mount pads directly over the filled hole.

•	Advanced materials. We manufacture circuit boards using a wide variety of advanced insulating materials. These high-performance materials offer electrical, thermal, and long-term reliability advantages over conventional materials but are more difficult to manufacture. We are certified by Underwriters Laboratories to manufacture printed circuit boards using many types and combinations of these specialty materials. This wide offering allows us to manufacture complex boards for niche and high-end commercial and aerospace and defense markets.

•	Advanced backplane assembly and system integration. We provide specialized assembly services for highly complex and large form-factor backplanes. These services provide additional value for many of the high technology backplane circuit boards produced in our printed circuit board manufacturing facilities. The manufacture of backplane assemblies involves mounting various electronic components to large PCBs. Components include, but are not limited to, connectors, capacitors, resistors, diodes, integrated circuits, hardware and a variety of other parts. TTM also assembles backplanes, sub-systems and provides full systems integration of backplane assemblies, cabling, power, thermal and other complex electromechanical parts into chassis and other enclosures. In addition to assembling, TTM provides a full range of inspection and testing services such as Automated Optical Inspection (“AOI”) and X-ray inspection to ensure that all components have been properly placed and electrical circuits are complete.

•	Flexible circuits. We manufacture circuits on flexible substrates that can be installed in three-dimensional applications for electronic packaging systems. Use of flexible circuitry enables improved reliability, improved electrical performance, reduced weight and reduced assembly costs when compared with traditional wire harness or ribbon cable packaging. We can combine these flexible substrates with rigid laminates to create high reliability, high layer count rigid-flex products.

•	High frequency circuits. We have the ability to produce and test specialized circuits used in radio-frequency (“RF”) or microwave emission and collection applications. These products are typically used for radar, transmit/receive antennas and similar wireless applications. Markets include defense, avionics, satellite, and commercial. The manufacture of these products requires advanced materials, equipment, and methods that are highly specialized and distinct from conventional printed circuit manufacturing techniques. We also offer specialized RF assembly and test services.

•	Thermal management. Increased component density on circuit boards often requires improved thermal dissipation to reduce operating temperatures. We have the ability to produce printed circuits with electrically passive heatsinks laminated externally on a circuit board or between two circuit boards and/or electrically active thermal cores.

•	Design Engineering Services. We have the ability to offer both mechanical and electrical computer aided design (“CAD”) services, which allows us to offer our customers complete manufacturing opportunities for PCB, assembly and system level products. We provide design services for both defense and commercial applications. We also offer signal integrity, thermal, and structural analysis services.
Customers and Markets
     Our customers include both OEMs and EMS companies that primarily serve the networking/communications, high-end computing, industrial/medical and aerospace/defense end markets of the electronics industry. Because of the significant increase in aerospace/defense business due to the recent acquisition of PCG, we have modified our end market classifications to more accurately portray our resulting customer base. We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2005, we had approximately 580 customers and approximately 740 customers as of December 31, 2006. This significant increase is primarily due to the acquisition of PCG.
     The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets (1)	2004	2005	2006
Networking/Communications	42%	46%	43%
Computing/Storage/Peripherals	37	34	29
Medical/Industrial/Instrumentation/Other	14	12	12
Aerospace/Defense	7	8	16

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
     Sales attributable to our five largest OEM customers, which can vary from year to year, accounted for 54% of our net sales in 2005 and 39% of our net sales in 2006. This dilution in our customer concentration reflects our acquisition of PCG, which allowed us to diversify our customer base. Our five largest OEM customers in 2006 were, in alphabetical order, Cisco Systems, Hewlett-Packard, IBM, Juniper Networks and Motorola. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 69% and 65% of our sales in 2005 and 2006, respectively. Although our contractual relationship is with the EMS company, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers, which allow us to be awarded additional discretionary orders. Our five largest EMS customers in 2006 were, in alphabetical order, Celestica, Flextronics, Jabil Circuit, Plexus and Solectron. Sales to our two largest EMS customers, Solectron and Celestica, accounted for 20% and 10%, respectively, of our net sales in 2006.
     During 2006, approximately 68% of our net sales were to customers in the United States, 12% in Malaysia, 5% in Canada, 4% in China, 2% in Taiwan, 2% in Singapore and the remainder was primarily to other European and Asian countries. In 2005, approximately 62% of our net sales were to customers in the United States, 17% in Malaysia, 6% in Italy, 5% in Canada, and the remainder primarily was to other European and Asian countries.
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
     Our staff of engineers, sales support personnel, and managers assist our sales representatives in advising customers with respect to manufacturing feasibility, design review, and technological capabilities through direct communication and visits. We combine our sales efforts with customer service at each facility to better serve our customers. Each large customer is typically assigned an account manager to coordinate all of the company’s services across all its facilities. Additionally, the largest and most strategic customers are also supported by selected program management and engineering resources. Our sales force is comprised of direct salespeople, complemented by a large force of commission-based, independent representatives.

     Our international footprint includes a backplane assembly operation in Shanghai, China, and inventory hubs in Belgium, Canada, Czech Republic, Malaysia, Mexico, and Thailand. Our international sales force services customers in Canada, China, England, Ireland, Israel, Mexico, Singapore, Spain, Sweden and countries in Eastern Europe. We believe our international reach enables us to access new customers and allows us to better serve existing customers.
Suppliers
     The primary raw materials we use in PCB manufacturing include copper-clad laminate; chemical solutions such as copper and gold for plating operations; photographic film; carbide drill bits; and plastic for testing fixtures. The primary raw materials we use in backplane assembly include PCBs, connectors, capacitors, resistors, diodes and integrated circuits.
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
Competition
     Despite industry consolidation, the printed circuit board industry is fragmented and characterized by intense competition. Our principal North American PCB competitors include DDi, Endicott Interconnect Technologies, Merix, Sanmina-SCI, Coretec, Pioneer Circuits and Unicircuit. Our principal international PCB competitors include Elec & Eltek, Hitachi, Ibiden, and Multek. Our principal assembly competitors include Amphenol, Sanmina-SCI, Simclair, TT Electronics, and Via Systems.
     We believe we compete favorably based on the following competitive factors:
•	status as largest North American PCB fabricator;

•	ability to offer the most comprehensive PCB product offering;

•	ability to offer one-stop manufacturing capabilities;

•	specialized and integrated manufacturing facilities;

•	ability to offer time-to-market capabilities;

•	capability and flexibility to produce technologically complex products;

•	leading edge aerospace and defense capabilities;

•	flexibility to manufacture high-mix products;

•	consistent high-quality product; and

•	outstanding customer service.
     In addition, we believe our continuous evaluation and early adoption of new manufacturing and production technologies give us a competitive advantage. We believe that our ability to manufacture PCBs using advanced technologies, such as blind and buried vias, larger panel size, sequential lamination, exotic materials, and smaller traces and spaces provides us with a competitive advantage over manufacturers that do not possess these advanced technological capabilities. Our future success will depend in large part on our ability to maintain and enhance our manufacturing capabilities and production technologies.
Backlog
     Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Cancellation and rescheduling charges will vary depending upon the time of cancellation or rescheduling. We obtain firm purchase orders from our customers for all products. However, for many of these purchase orders, customers do not make firm orders for delivery of products more than 30 to 60 days in advance. Some of the markets which we serve are characterized by increasingly short product life cycles. For other markets, longer product life cycles are more common as are orders for deliveries greater than 60 days in advance.
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
Governmental Regulation
     Our operations are subject to federal, state, and local regulatory requirements relating to environmental compliance, waste management, and health and safety matters. In particular, we are subject to regulations promulgated by:
•	the U.S. Occupational Safety and Health Administration (OSHA), and state OSHA and Department of Labor laws pertaining to health and safety in the workplace;

•	the Environmental Protection Agency, pertaining to air emissions, wastewater discharges, the use, storage, discharge, and disposal of hazardous chemicals used in the manufacturing processes;

•	corresponding state laws and regulations, including site investigation and remediation;

•	corresponding U.S. county and city agencies; and

•	corresponding agencies in China for the Shanghai facility.
     To date, the costs of compliance and environmental remediation have not been material to us. These costs include investigation and remediation of our three Connecticut sites as required by the Connecticut Land Transfer Act. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation at other sites are found to exist, we may be required to incur substantial additional expenditures.
     PCG made legal commitments to the U.S. Environmental Protection Agency and to the State of Connecticut regarding settlement of enforcement actions against the PCG facilities in Connecticut. The obligations include fulfillment of a Compliance Management Plan until at least July 2009, completion of a wastewater audit, and installation of rinse water recycling systems at the Stafford, Connecticut facility.
Employees
     As of December 31, 2006, we had 4,009 employees. None of our U.S. employees are represented by unions and in China, our employees are represented by a labor union on a national level. Of these employees, 3,717 were involved in manufacturing and engineering, 153 worked in sales and marketing, and 139 worked in accounting, systems and other support capacities. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees. On December 7, 2006, we announced plans to close the Dallas, Oregon, facility, affecting approximately 300 employees.
Management
     The following table, together with the accompanying text, presents certain information as of February 28, 2007, with respect to each of our executive officers.

Name	Age	Position(s) Held With the Company
Kenton K. Alder	57	Chief Executive Officer, President and Director

Steven W. Richards	42	Executive Vice President, Chief Financial Officer and Secretary

Douglas L. Soder	46	Executive Vice President

Shane S. Whiteside	41	Executive Vice President and Chief Operating Officer

Daniel L. Felsenthal	50	Vice President and Corporate Controller
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
     Steven W. Richards has served as our Chief Financial Officer since December 2005 and Executive Vice President since November 2006. Mr. Richards has served as our Secretary since September 2005, a Vice President since October 2003 and our Treasurer from May 2000 to December 2005. From June 1996 to April 2000, Mr. Richards worked in a variety of financial planning and analysis roles at Atlantic Richfield Corporation, a multinational oil and gas company. Mr. Richards holds a Bachelor of Journalism degree from the University of Missouri, Columbia and a Master of Business Administration degree from the University of Southern California. Mr. Richards is a Chartered Financial Analyst charterholder.
     Douglas L. Soder has served as our Executive Vice President since November 2006. Prior to joining TTM Technologies, Mr. Soder held the position of Executive Vice President for Tyco Electronics – Printed Circuit Group from January 2001 to November 2006 at which time the company was acquired by TTM Technologies. During an almost 24-year career at Tyco Electronics, Mr. Soder served in a variety of sales and sales management positions at AMP Incorporated and PCG. From November 1996 to January 2001, Mr. Soder was Vice President of Sales and Marketing for PCG. Mr. Soder holds a Bachelor of Arts degree in Political Science from Dickinson College.
     Shane S. Whiteside has served as an Executive Vice President since November 2006 and Senior Vice President since October 2003 and our Vice President and Chief Operating Officer since December 2002. From January 2001 to November 2002, Mr. Whiteside was the Vice President of Operations—Santa Ana Division and our Director of Operations—Santa Ana Division from July 1999 to December 2000. From March 1998 to June 1999, Mr. Whiteside was the Director of Operations of Power Circuits. Mr. Whiteside holds a Bachelor of Arts degree in Economics from the University of California at Irvine.
     Daniel L. Felsenthal has served as our Vice President and Corporate Controller since February 2003. From May 2002 through November 2002, Mr. Felsenthal was a financial consultant. From November 2001 through May 2002, Mr. Felsenthal served as the Chief Financial Officer for Castro–Krause’s Industries, Inc. From February 1999 through October 2001, Mr. Felsenthal served as the Vice President, Corporate Controller for Krause’s Furniture, Inc. Mr. Felsenthal holds a Bachelor of Arts degree in Economics from the University of California at Los Angeles and a Master of Business Administration degree from the University of Pennsylvania, the Wharton School.
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
     In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-K or the other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.
Risks Related to Our Company
We are heavily dependent upon the worldwide electronics industry, which is characterized by significant economic cycles and fluctuations in product demand. A significant downturn in the electronics industry could result in decreased demand for our manufacturing services and could lower our sales and gross margins.
     A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and would be negatively affected by a contraction in the U.S. economy and worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity, or a decline in the electronics industry could negatively affect our business, results of operations, and financial condition. For example, our net sales declined from $129.0 million in 2001 to $89.0 million in 2002 due to a significant downturn in demand in the electronics industry during 2001 and 2002. A decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.
We recently completed a major acquisition and expect to continue to pursue acquisitions to expand our operations. We may have trouble integrating acquisitions. Acquisitions involve numerous risks.
     As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our existing business. On October 27, 2006, we acquired the Printed Circuit Group business unit from Tyco International Ltd. The acquired PCG business generally consists of nine printed circuit board or backplane and subassembly plants, including one in China and the total purchase price was $226.8 million, excluding acquisition costs.
     We paid for the transaction from our available cash and cash equivalents and from a new senior credit financing. We obtained a new senior secured term loan of $200 million with a six-year maturity and a senior secured revolving credit facility of $40 million with a five-year maturity from a syndicate of financial institutions. The term loan and revolving facility are secured by substantially all of our domestic assets and 65% of our foreign assets.
     Our acquisition of businesses and expansion of operations involve risks, including the following:
•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;

•	diversion of management’s attention from normal daily operations of our existing business to focus on integration of the newly acquired business;

•	difficulties in managing production and coordinating operations at new sites;

•	the potential loss of key employees of acquired operations;

•	the potential inability to retain existing customers of acquired companies when we desire to do so;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the potential decrease in overall gross margins associated with acquiring a business with a different product mix;

•	the inability to identify certain unrecorded liabilities;

•	the potential need to restructure, modify, or terminate customer relationships of the acquired company;

•	an increased concentration of business from existing or new customers; and

•	the potential inability to identify assets best suited to our business plan.
     Acquisitions may cause us to:
•	enter lines of business and/or markets in which we have limited or no prior experience;

•	issue debt and be required to abide by stringent loan covenants;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	become subject to litigation and environmental issues;

•	incur unanticipated costs;

•	incur large and immediate write-offs;

•	issue common stock that would dilute our current stockholders’ percentage ownership; and

•	incur substantial transaction-related costs, whether or not a proposed acquisition is consummated.
     Acquisitions of high technology companies are inherently risky, and no assurance can be given that our recent or future acquisitions will be successful and will not harm our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.
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
     If we conclude we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities, and lay off some of our employees. Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs, and asset impairments.
We face a risk that capital needed for our business and to repay our debt obligations will not be available when we need it. Additionally, our leverage and our debt service obligations may adversely affect our cash flow.
     On December 31, 2006, we had total indebtedness of approximately $200.7 million, which represented approximately 41% of our total capitalization.
     Our discretionary use of cash or cash flow is constrained by certain leverage and interest coverage ratio tests required to be met under the terms of our credit agreement. These ratios become more restrictive over each of the next successive quarters. As a result, if the financial performance of our business falls short of expectations, then we might be required to repay additional debt beyond current planned repayments. We also are required to apply any excess cash flow, as defined by the credit agreement, to pay down our debt.
     Our indebtedness could have significant negative consequences, including:
•	increasing our vulnerability to general adverse economic and industry conditions,

•	limiting our ability to obtain additional financing,

•	requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.
We are dependent upon a relatively small number of OEM customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.
     A small number of customers are responsible for a significant portion of our net sales. Our five largest OEM customers accounted for approximately 54% of our net sales in 2005 and approximately 39% of our net sales in 2006. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. As result of the acquisition of PCG, our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.
We compete against manufacturers in Asia, where production costs are lower. These competitors may gain market share in our key market segments, which may have an adverse effect on the pricing of our products.
     We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower-cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market. Although we do have a backplane assembly facility in China, we do not have offshore facilities for PCB fabrication in lower-cost locations such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their capacity and capabilities with advanced equipment to produce higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share, which may force us to lower our prices, reducing our gross margins.
A trend toward consolidation among OEMs could adversely affect our business.
     Recently, some of our large customers, including Siemens and Nokia, have consolidated. Depending on which organization becomes the controller of the supply chain function following the consolidation, we may not be retained as a preferred or approved supplier. In addition, product duplication at the OEM could result in the termination of a product line that we currently support. While there is potential for increasing our position with the combined Company, there does exist the potential for decreased revenue if we are not retained as a continuing supplier. We also face the risk of increased pricing pressure from the combined OEM because of its increased market share.
Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes. Failure to operate in conformance with environmental laws could lead to debarment from our participation in federal government contracts.
     Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Superfund Amendment and Reauthorization Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Federal Motor Carrier Safety Act as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous, such as ammoniacal and cupric etching solutions, copper, nickel and other plating baths, etc. Because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal and cupric etching solutions, metal stripping solutions, and waste acid solutions, waste alkaline cleaners, waste oil and waste waters that contain heavy metals such as copper, tin, lead, nickel, gold, silver, cyanide, and fluoride; and both filter cake and spent ion exchange resins from equipment used for on-site waste treatment. We believe that our operations substantially comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations, and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.
     Prior to our acquisition of the PCG business, PCG made legal commitments to the U.S. Environmental Protection Agency and to the State of Connecticut regarding settlement of enforcement actions related to the PCG facilities in Connecticut. The obligations include fulfillment of a Compliance Management Plan through at least July 2009 and completion of a wastewater audit and installation of rinse water recycling systems at the Stafford, Connecticut facility. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in defense and other federal contracts, which would materially harm our business, results of operations, and financial condition.
     Environmental laws also could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations, and we are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling, or disposal might require a high level of unplanned capital investment or global relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, results of operations, and financial condition.
     In addition, we are increasingly required to certify compliance to the European Union Restriction of Hazardous Substances (“RoHS”) directive and non-applicability to the Waste Electrical and Electronic Equipment directive for some of the products that we manufacture. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certification.
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
     Our 10 largest customers accounted for approximately 66% of our net sales in 2005 and approximately 53% of our net sales in 2006. Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.
     Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 11% of our net account receivable as of December 31, 2006 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.
We rely on suppliers for the timely delivery of raw materials and components used in manufacturing our printed circuit boards and backplane assemblies, and an increase in industry demand or the presence of a shortage for these raw materials or components may increase the price of these raw materials and reduce our gross margins. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.
     To manufacture printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, and other commodity products, which we order from our suppliers. Although we have preferred suppliers for most of these raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. In the case of backplane assemblies, components include connectors, sheet metal, capacitors, resistors and diodes, many of which are custom made and controlled by our customers’ approved vendors. These components for backplane assemblies in some cases have limited or sole sources of supply. From time to time, we may experience increases in raw material prices, based on demand trends, which can negatively affect our gross margins. In addition, consolidations and restructuring in our supplier base may result in adverse materials pricing due to reduction in competition among our suppliers. Furthermore, if a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

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
     The printed circuit board industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal North American PCB competitors include DDi, Endicott Interconnect Technologies, Merix, Sanmina-SCI, Coretec, Pioneer Circuits and Unicircuit. Our principal international PCB competitors include Elec & Eltek, Hitachi, Ibiden, and Multek. Our principal assembly competitors include Amphenol, Sanmina-SCI, Simclair, TT Electronics, and Via Systems. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.
     Some of our competitors and potential competitors have advantages over us, including:
•	greater financial and manufacturing resources that can be devoted to the development, production, and sale of their products;

•	more established and broader sales and marketing channels;

•	more manufacturing facilities worldwide, some of which are closer in proximity to OEMs;

•	manufacturing facilities that are located in countries with lower production costs;

•	lower capacity utilization, which in peak market conditions can result in shorter lead times to customers;

•	ability to add additional capacity faster or more efficiently;

•	preferred vendor status with existing and potential customers;

•	greater name recognition; and

•	larger customer bases.
     In addition, these competitors may respond more quickly to new or emerging technologies, or adapt more quickly to changes in customer requirements, and devote greater resources to the development, promotion, and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. During recessionary periods in the electronics industry, our strategy of providing quick-turn services, an integrated manufacturing solution, and responsive customer service may take on reduced importance to our customers. As a result, we may need to compete more on the basis of price, which could cause our gross margins to decline. Periodically, printed circuit board manufacturers and backplane assembly providers experience overcapacity. Overcapacity, combined with weakness in demand for electronic products, results in increased competition and price erosion for our products.
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
     We generally sell to customers on a purchase order basis rather than pursuant to long-term contracts. Our quick-turn orders are subject to particularly short lead times. Consequently, our net sales are subject to short-term variability in demand by our customers. Customers submitting purchase orders may cancel, reduce, or delay their orders for a variety of reasons. The level and timing of orders placed by our customers may vary, due to:
•	customer attempts to manage inventory;

•	changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers or backplane assembly service providers used or to manufacture or assemble its own products internally;

•	variation in demand for our customers’ products; and

•	changes in new product introductions.
     We have periodically experienced terminations, reductions, and delays in our customers’ orders. Further terminations, reductions, or delays in our customers’ orders could harm our business, results of operations, and financial condition.
The increasing prominence of EMS providers in the printed circuit board industry could reduce our gross margins, potential sales, and customers.
     Sales to EMS providers represented approximately 65% of our net sales in 2006. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.
If events or circumstances occur in our business that indicate that our goodwill and intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.
     As of December 31, 2006, our consolidated balance sheet reflected $141.9 million of goodwill and intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.
Damage to our manufacturing facilities due to fire, natural disaster or other event could harm our financial results.
     We have U.S. manufacturing facilities in California, Connecticut, Oregon, Utah, Washington, and Wisconsin. We also have a manufacturing facility in China. The destruction or closure of any of our manufacturing facilities for a significant period of time as a result of fire; explosion; blizzard; act of war or terrorism; or flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis.
Our manufacturing processes depend on the collective industry experience of our employees. If a significant number of these employees were to leave us, it could limit our ability to compete effectively and could harm our financial results.
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
Our profitability is impacted by the global interest rate environment.
     We are exposed to interest rate risk relating to our senior secured term loan and revolving credit facility, which bears interest at either the Alternate Base Rate, as defined in our credit agreement, plus an applicable margin or LIBOR plus an additional margin. The interest rate on our term loan is linked to LIBOR and re-prices at intervals of 30, 60, 90, or 180 days as selected by the Company. A 1.0% increase in the interest rate would result in an increase of approximately $2.0 million in interest expense per year
     Our revolving credit facility bears interest at floating rates. The revolving credit facility bears interest at rates ranging from 1.75% to 2.25% per year plus the applicable LIBOR or from 0.75% to 1.25% per year plus the Alternate Base Rate. As of December 31, 2006, we have no outstanding revolving loans.
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
We depend heavily on a single end customer, the U.S. government, for a substantial portion of our business, including programs subject to security classification restrictions on information. Changes affecting the government’s capacity to do business with us or our direct customers or the effects of competition in the defense industry could have a material adverse effect on our business.
     A significant portion of our revenues are derived from products and services ultimately sold to the U.S. government and are therefore affected by, among other things, the federal budget process. We are a supplier, primarily as a subcontractor, to the U.S. government and its agencies as well as foreign governments and agencies. These contracts are subject to the respective customers’ political and budgetary constraints and processes, changes in customers’ short-range and long-range strategic plans, the timing of contract awards, and in the case of contracts with the U.S. government, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, results of operations or prospects.
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
     Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically include provisions that generally serve to increase our exposure for product liability and warranty claims – as compared to our standard terms and conditions – which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which can adversely impact our cash flow and results of operations.
Our commercial assembly operation serves customers and has a manufacturing facility outside the United States and is subject to the risks characteristic of international operations. These risks include significant potential financial damage and potential loss of the business and its assets.
     Because we have manufacturing operations and sales offices located in Asia and Europe, we are subject to the risks of changes in economic and political conditions in those countries, including but not limited to:
•	managing international operations;

•	export license requirements;

•	fluctuations in the value of local currencies;

•	labor unrest and difficulties in staffing;

•	government or political unrest;

•	longer payment cycles;

•	language and communication barriers as well as time zone differences;

•	cultural differences;

•	increases in duties and taxation levied on our products;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	limitations on imports or exports of our product offering;

•	travel restrictions;

•	expropriation of private enterprises; and

•	the potential reversal of current favorable policies encouraging foreign investment and trade.
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

We are subject to risks of currency fluctuations.
     A portion of our cash and other current assets are held in currencies other than the U.S. dollar. As of December 31, 2006, we had approximately $19 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.
We export defense and commercial products from the United States to other countries. If we fail to comply with export laws, we could be subject to fines and other punitive actions.
     Exports from the United States are regulated by the U.S. Department of State and U.S. Department of Commerce. Failure to comply with these regulations can result in significant fines and penalties. Additionally, violations of these laws can result in punitive penalties, which would restrict or prohibit us from exporting certain products, resulting in significant harm to our business.
Changes in business relationships with Tyco International subsidiaries as a result of our recent acquisition could lead to lower revenue or increased costs.
     The PCG facilities we acquired from Tyco International Ltd. generated $72.9 million of our 2006 revenue. Over time, the PCG locations developed business relationships with other Tyco entities. These relationships involved the purchase of raw materials from other Tyco entities and sale of products to other Tyco entities. Sales to other Tyco entities accounted for approximately $1.5 million of our consolidated 2006 net sales. If we are unable to maintain these relationships or if the pricing with the Tyco entities changes as a result of the acquisition of PCG, we could face higher raw material costs or lower revenues if the Tyco entities elect to purchase product from other suppliers.
Our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us. If OEMs choose to provide these services in-house or select other providers, our business could suffer.
     Our future revenue growth partially depends on new outsourcing opportunities from OEMs. Current and prospective customers continuously evaluate our performance against other providers. They also evaluate the potential benefits of manufacturing their products themselves. To the extent that outsourcing opportunities are not available either due to OEM decisions to produce these products themselves or to use other providers, our future growth could be adversely affected.
We may not be able to fully recover our costs for providing design services to our customers, which could harm our financial results.
     Although we enter into design service activities with purchase order commitments, the cost of labor and equipment to provide these services may in fact exceed what we are able to fully recover through purchase order coverage. We also may be subject to agreements with customers in which the cost of these services is recovered over a period of time or through a certain number of units shipped as part of the ongoing product price. While we may make contractual provisions to recover these costs in the event that the product does not go into production, the actual recovery can be difficult and may not happen in full. In other instances, the business relationship may involve investing in these services for a customer as an ongoing service not directly recoverable through purchase orders. In any of these cases, the possibility exists that some or all of these activities are considered costs of doing business, are not directly recoverable, and may adversely impact our operating results.
Unanticipated changes in our tax rates or in our assessment of the realizability of our deferred tax assets or exposure to additional income tax liabilities could affect our operating results and financial condition.
We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and, in the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries and states with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, as well as other factors. Our tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions, which could affect our operating results.

If our net earnings do not remain at or above recent levels, or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record an additional valuation allowance against our net deferred tax assets.
     As of December 31, 2006, we had deferred tax assets of approximately $6.7 million, which is net of a valuation allowance of $2.4 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     The following table describes our principal manufacturing facilities and administrative offices.

	Leased	Owned	Total
Location	Square Feet	Square Feet	Square Feet
Chippewa Falls, WI	—	280,400	280,400
Dallas, OR (1)	14,000	118,272	132,272
Enfield, CT (office) (2)	11,563	—	11,563
Hopkins, MN (office)	8,700	—	8,700
Inglewood, CA	65,137	—	65,137
Logan, UT	—	124,104	124,104
Redmond, WA	—	102,200	102,200
San Diego, CA	37,500	—	37,500
Santa Ana, CA	—	98,000	98,000
Santa Clara, CA	36,448	36,245	72,693
Shanghai, China	63,098	—	63,098
Stafford, CT	—	89,696	89,696
Stafford Springs, CT	10,000	53,000	63,000
Staffordville, CT	—	43,056	43,056
Union City, CA	116,993	—	116,993

Total	363,439	944,973	1,308,412

Logan, UT (vacant land)		2.5 acres
Stafford, CT (vacant land)		2.5 acres
     Our owned facilities are subject to mortgages under our senior credit facility.

(1)	On December 7, 2006, we announced the plans to close the Dallas, Oregon facility.

(2)	At the end of January 2007, we terminated the lease in our Enfield office and moved our employees to our Stafford and Stafford Springs facilities.

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

	High	Low
2006:
First Quarter	$15.29	$9.68
Second Quarter	$17.46	$12.56
Third Quarter	$14.24	$10.00
Fourth Quarter	$13.27	$11.33
2005:
First Quarter	$11.33	$8.82
Second Quarter	$10.55	$7.28
Third Quarter	$8.38	$6.25
Fourth Quarter	$9.83	$6.81
     As of March 12, 2007, there were approximately 327 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq National Market on March 12, 2007 was $10.01 per share.
     We have not declared or paid any dividends since 2000, and we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our senior credit facility prohibits the payment of dividends. We presently intend to retain any future earnings to finance future operations and the expansion of our business.

PERFORMANCE GRAPH
     The following graph compares, for the period from December 31, 2001 to December 31, 2006, the cumulative total stockholder return on our common stock against the cumulative total return of:
•	the Nasdaq Composite Index; and

•	a peer group consisting of us and two other publicly traded printed circuit board companies that we have selected.
     The graph assumes $100 was invested in our common stock on September 21, 2000, the date on which our common stock became registered under Section 12 of the Securities Exchange Act of 1934 as a result of our initial public offering, and an investment in each of the peer group and the Nasdaq Composite Index, and the reinvestment of all dividends. The companies included in the peer group are Sanmina Corporation (Nasdaq NM: SANM) and Merix Corporation (Nasdaq NM: MERX).
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TTM Technologies, Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6. SELECTED FINANCIAL DATA
     The selected historical financial data presented below are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included elsewhere in this report.

	Year Ended December 31,
	2002(1)	2003(1)	2004	2005	2006(3)(4)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$88,989	$180,317	$240,650	$240,209	$369,316
Cost of goods sold	78,456	145,694	172,103	186,453	276,168

Gross profit	10,533	34,623	68,547	53,756	93,148

Operating expenses:
Selling and marketing	6,447	10,858	12,032	11,977	16,473
General and administrative	5,519	11,696	13,223	14,135	19,656
Amortization of definite-lived intangibles	1,202	1,202	1,202	1,202	1,786
Restructuring charges(2)	3,859	649	855	—	199

Total operating expenses	17,027	24,405	27,312	27,314	38,114

Operating income (loss)	(6,494)	10,218	41,235	26,442	55,034
Other income (expense):
Interest expense	(1,084)	(583)	(367)	(179)	(3,020)
Amortization of debt issuance costs	(105)	(97)	(148)	(72)	(374)
Interest income and other, net	694	352	793	2,126	4,462

Income (loss) before income taxes and extraordinary item	(6.989)	9,890	41,513	28,317	56,102
Income tax (provision) benefit	2,278	(3,901)	(13,183)	2,524	(21,063)

Income (loss) before extraordinary item	(4,711)	5,989	28,330	30,841	35,039
Extraordinary gain	6,296	1,453	—	—	—

Net income	$1,585	$7,442	$28,330	$30,841	$35,039

Income (loss) per common share, before extraordinary item:
Basic	$(0.12)	$0.15	$0.69	$0.75	$0.84

Diluted	$(0.12)	$0.15	$0.68	$0.74	$0.83

Net income per common share:
Basic	$0.04	$0.19	$0.69	$0.75	$0.84

Diluted	$0.04	$0.18	$0.68	$0.74	$0.83

Weighted average common shares:
Basic	39,511	39,993	40,780	41,232	41,740
Diluted	39,511	41,123	41,868	41,770	42,295
Other Financial Data:
Depreciation of property, plant and equipment	$8,761	$7,774	$8,213	$9,290	$12,178
Non-cash restructuring charges for impairment of building and equipment	1,838	446	855	—	—

(1)	Our results for the year ended December 31, 2002 include only six days of activity of Advanced Circuits, Inc., which we acquired on December 26, 2002. A full year of activity at this subsidiary is included in our results commencing in the year ended December 31, 2003. In both 2002 and 2003, we recorded extraordinary gains related to this acquisition.

(2)	We recorded restructuring charges in 2002, 2003 and 2004 related to the closure of our Burlington, Washington, facility and sale of the building. The charge in 2002 is comprised primarily of severance expense and other cash exit costs as well as non-cash expenses to write down the value of the building and equipment held for sale. The charges in 2003 and 2004 were to further write down the value of the building and equipment. We recorded a restructuring charge in 2006 for severance for certain sales and administrative employees of the acquiring business. See Note 3 to our consolidated financial statements included herein.

(3)	Our results for the year ended December 31, 2006, include 65 days of activity of PCG, which we acquired on October 27, 2006.

(4)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” and began recording expense related to our stock options. See Note 2 to our consolidated financial statements included herein.

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$40,405	$52,352	$82,645	$111,224	$127,405
Total assets	197,506	205,857	235,770	273,143	573,698
Long-term debt, including current maturities	10,000	7,777	—	—	200,705
Stockholders’ equity	167,426	178,327	211,626	243,952	287,315

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Supplemental Data:
EBITDA(1)	$10,459	$21,057	$51,560	$39,176	$73,577
Cash flows from operating activities	10,011	18,582	48,810	31,027	32,784
Cash flows from investing activities	(7,017)	(13,181)	(9,276)	(13,583)	(234,579)
Cash flows from financing activities	(7,105)	863	(5,989)	626	200,027

(1)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA to enhance the understanding of our operating results. EBITDA is a key measure we use to evaluate our operations. EBITDA is also a key component in two of our debt covenant calculations for under credit agreement; the leverage ratio and minimum interest coverage ratio. However, the EBITDA amount determined under our credit agreement is further adjusted to exclude certain transaction costs and other non-cash charges (see “Management’s Discussion and Analysis of Financial Condition and results of operations”). In addition, we provide our EBITDA because we believe that investors and securities analysts will find EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principals generally accepted in the United States. The following provides a reconciliation of EBITDA to the financial information in our consolidated statement of operations.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Net income	$1,585	$7,442	$28,330	$30,841	$35,039

Add back items:
Income taxes	(2,278)	3,901	13,183	(2,524)	21,063
Interest expense	1,084	583	367	179	3,020
Amortization of debt issuance costs	105	97	148	72	374
Depreciation of property, plant and equipment	8,761	7,774	8,213	9,290	12,178
Amortization of intangibles	1,202	1,260	1,319	1,318	1,903

Total	8,874	13,615	23,230	8,335	38,538

EBITDA	$10,459	$21,057	$51,560	$39,176	$73,577

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a one-stop provider of time-critical and technologically complex printed circuit boards (“PCBs”) and backplane assemblies, which serve as the foundation of sophisticated electronic products. We serve high-end commercial and aerospace / defense markets—including the networking/communications infrastructure, high-end computing, defense, aerospace and industrial/medical markets—which are characterized by high levels of complexity and moderate production volumes. Our customers include original equipment manufacturers, or OEMs, electronic manufacturing services, or EMS, providers and defense and aerospace companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market.
     The market for our products experienced a sustained downturn during 2001 and 2002, due to the economic slowdown in the electronics industry. During this period, we reduced our work force and focused on cost reduction by improving the efficiency of our operations and negotiating lower prices on key supplies from our vendors. Throughout this period, we generated positive cash flow from operations, added new customers, and continued to invest in our future growth, adding capital equipment and acquiring Advanced Circuits in December 2002. During 2003, we generated increased sales due to the inclusion of Advanced Circuits, market share gains, and the improving economic conditions in the electronics industry and our customers’ end markets. Our gross profit margin also increased from 2002 to 2003, due to our improved operating leverage as costs that are largely fixed in nature, such as labor, were absorbed over greater production volume. Market conditions continued to improve in 2004, resulting in further revenue growth and expanded gross margins. During the first half of 2005, prices for our printed circuit boards declined leading to lower revenue and gross margins. However, prices as well as production volume increased during the second half of 2005 and in 2006, leading to increased revenue and expanded gross margins.
     On October 27, 2006, we completed the acquisition of PCG from Tyco International Ltd. The total purchase price of this acquisition was $226.8 million, excluding acquisition costs. This acquisition enhanced our business in the following ways:
•	positioned us as the largest PCB fabricator in North America as well as the largest PCB fabricator in the defense and aerospace end market;

•	added complementary commercial PCB fabrication facilities to our original three commercial PCB manufacturing sites;

•	added global backplane and sub-system assembly capability;

•	entered the backplane assembly market in China with a facility in Shanghai;

•	expanded engineering and materials expertise;

•	expanded and diversified our customer base.
     We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2006, we had approximately 740 customers and approximately 580 as of December 31, 2005. Sales to our 10 largest customers accounted for 53% of our net sales in 2006 and 66% of our net sales in 2005. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 39% of our net sales in 2006, 54% of our net sales in 2005 and 54% of our net sales in 2004.
     The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated. Because of the significant increase in aerospace/defense business due to the recent acquisition of PCG, we have modified our end market classifications to more accurately portray our resulting customer base.

	Year Ended December 31,
End Markets (1)	2004	2005	2006
Networking/Communications	42%	46%	43%
Computing/Storage/Peripherals	37	34	29
Medical/Industrial/Instrumentation/Other	14	12	12
Aerospace/Defense	7	8	16

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
     For PCBs we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders decreased from approximately 22% of net PCB sales in 2005 to 17% of net PCB sales in 2006, due to both higher demand for our standard lead-time, high technology production services as well as the inclusion of the PCG facilities, which focus primarily on standard lead-time services. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
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
     Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products as well as stock-based compensation expense. Many factors affect our gross margin, including capacity utilization, product mix, production volume, and yield. We do not participate in any significant long-term contracts with suppliers, and we believe there are a number of potential suppliers for the raw materials we use. We believe that our cost of goods sold will continue to fluctuate as a percentage of net sales.
     Selling and marketing expenses consist primarily of salaries and commissions paid to our internal sales force and commissions paid to independent sales representatives, salaries paid to our sales support staff, stock-based compensation expense as well as costs associated with marketing materials and trade shows. We generally pay higher commissions to our independent sales representatives for quick-turn work, which generally has a higher gross profit component than standard lead-time work. We expect our selling and marketing expenses to continue to fluctuate as a percentage of net sales.
     General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, facilities and human resources personnel, as well as insurance expenses, expenses for accounting and legal assistance, incentive compensation expense, stock-based compensation expense, and bad debt expense. We expect these expenses to continue to fluctuate as a percentage of net sales as we add personnel and incur additional costs related to the growth of our business and the requirements of operating as a public company.
     Amortization of intangibles consists of intangible assets, which we recorded as a result of the Power Circuits acquisition in July 1999 as well as the PCG acquisition in October 2006.
     Restructuring charges in 2004 relate to the final write down of assets held for sale associated with the sale of the Burlington, Washington, facility. Restructuring charges in 2006 relate to severance costs to terminate certain sales and administrative employees of the acquiring entity following the PCG acquisition.

     Our interest expense relates to our senior secured credit facility and our other long-term obligations. Amortization of debt issuance costs consists of the amortization of loan origination fees and related legal and administrative expenses. Interest and other income consist primarily of interest received on our cash and short-term investment balances.
Critical Accounting Policies and Estimates
     Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience, the use of independent valuation firms and licensed environmental professionals, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ from these estimates under different assumptions or conditions.
     Accounting policies for which significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; realizability of deferred tax assets; establishing the fair value of individual assets acquired and individual liabilities assumed when we acquire other businesses; determining stock-based compensation expense, self-insured medical reserves, asset retirement obligations and environmental liabilities. A detailed description of these estimates and our policies to account for them is included in the notes to our consolidated financial statements in this report.
     We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts. Our actual bad debts may differ from our estimates.
     In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Our inventory requirements may change based on our projected customer demand, changes due to market conditions, technological and product life cycle changes, longer or shorter than expected usage periods and other factors that could affect the valuation of our inventories. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements. Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition would be adversely affected.
     We derive revenues primarily from the sale of printed circuit boards and backplane assemblies using customer-supplied engineering and design plans and recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss have transferred, and collectibility is reasonably assured—generally when products are shipped to the customer. We provide our customers a limited right of return for defective printed circuit boards and backplane assemblies. We accrue an estimated amount for sales returns and allowances at the time of sale based on historical information. To the extent actual experience varies from our historical experience, revisions to these allowances may be required.
     We have significant long-lived tangible and intangible assets consisting of property, plant and equipment; goodwill; and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. During the fourth fiscal quarter 2006, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed. At December 31, 2006, we determined that there were no events or changes in circumstances that indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.
     Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2006, we have net deferred income tax assets of $6.7 million, which is net of a valuation allowance of approximately $2.4 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what already is recorded, we would reverse all or a portion of valuation allowance in the period the determination is made. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

     We apply the provisions of purchase accounting when recording our acquisitions. Application of purchase accounting requires that we estimate the fair value of the individual assets acquired and liabilities assumed of a business. Determination of the fair value of the assets involves a number of judgments and estimates. In our acquisitions to date, we have engaged an outside valuation firm to provide us with an appraisal report, which we utilized in determining the purchase price allocation. The allocation of the purchase price to different asset classes impacts the depreciation and amortization expense we subsequently record. The principal assets we have acquired to date are receivables, inventory, real estate, property and equipment, as well as intangible assets such as customer relationships. The principal liabilities we have assumed to date are payables, asset retirement obligations and future environmental remediation obligations. The fair values assigned to the assets acquired and liabilities assumed in our 2006 acquisition of Tyco Printed Circuit Group has not been finalized and is subject to change pending the receipt of additional information necessary to finalize the fair values of: accounts receivables; sales returns and allowances; property, plant and equipment; asset retirement obligations; environmental reserves; and certain contingent liabilities. The additional information includes among other items, adequate support for certain credits in the accounts receivable, completion of a final compilation of property and equipment due to the incompleteness of the records acquired, completion of the appraisals being obtained on certain property and equipment, and information being obtained to finalize the values of asset retirement obligations, environmental reserves and certain contingent liabilities. The Company will continue to obtain the necessary information to finalize the fair values of these items during 2007 and may make further purchase accounting adjustments if appropriate which would primarily affect the amount of goodwill that we recorded.
     We establish liabilities for the costs of asset retirement obligations when a legal or contractual obligation exists to dispose of or restore an asset upon its retirement and the timing and cost of such work is reasonably estimable. We record such liabilities only when such timing and costs are reasonably determinable. In addition, we accrue an estimate of the undiscounted costs of environmental remediation for work at identified sites where an assessment has indicated it is probable that cleanup costs are or will be required and may be reasonably estimated. In making these estimates, we consider information that is currently available, existing technology, enacted laws and regulations, and our estimates of the timing of the required remedial actions, and we discount these estimates at 8%. We may use outside environmental consultants to assist us in making these estimates. We also are required to estimate the amount of any probable recoveries, including insurance recoveries.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payments” (“SFAS 123R”) using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted on and after January 1, 2006, and prior but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award using a straight-line method. Prior to SFAS No. 123R adoption, we accounted for share-based payments under APB No. 25 “Accounting for Stock Issued to Employees”, and therefore we generally recognized compensation expense only when we granted options with an exercise price below the market price on the date of grant.
     We estimate the value of share-based awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated our forfeiture rate to be 7 percent. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended December 31, 2006, share-based compensation expense was $1.6 million. At December 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options was $5.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.
     We are self-insured for group health insurance benefits provided to our employees, and we purchase insurance to protect against claims at the individual and aggregate level. The insurance carrier adjudicates and processes employee claims and is paid a fee for these services. We reimburse our insurance carrier for paid claims subject to variable monthly limitations. We estimate our exposure for claims incurred but not paid at the end of each reporting period and use historical information supplied by our insurance carrier and broker to estimate our liability for these claims. This liability is subject to an aggregate stop-loss that varies based on employee enrollment and factors that are established at each annual contract renewal. Our actual claims experience may differ from our estimates.

RESULTS OF OPERATIONS
     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.5	77.6	74.8

Gross profit	28.5	22.4	25.2

Operating expenses:
Selling and marketing	5.0	5.0	4.5
General and administrative	5.5	5.9	5.3
Amortization of definite-lived intangibles	0.5	0.5	0.5
Restructuring charges	0.4	—	—

Total operating expenses	11.4	11.4	10.3

Operating income	17.1	11.0	14.9
Other income (expense):
Interest expense	(0.1)	(0.1)	(0.8)
Amortization of debt issuance costs	(0.0)	(0.0)	(0.1)
Interest income and other, net	0.3	0.9	1.2

Total other income (expense), net	0.2	0.8	0.3

Income before income taxes	17.3	11.8	15.2
Income tax benefit (provision) benefit	(5.5)	1.0	(5.7)

Net income	11.8%	12.8%	9.5%

Business Segments
     The Company has two reportable segments: PCB Manufacturing and Commercial Assembly. Prior to our acquisition of PCG we had one reportable segment. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Commercial Assembly is a contract manufacturing business that specializes in assembling backplanes into subassemblies and other complete electronic devices. PCB Manufacturing customers are either EMS companies or OEM companies, while Commercial Assembly customers are usually OEMs. Our Commercial Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB manufacturing segment is composed of nine domestic PCB fabrication plants and an assembly operation that is closely affiliated with one of the PCB manufacturing plants.
     We evaluate each segment on the basis of segment profits, which excludes profit on inter-segment sales, certain interest income and expense, and income tax expense. Corporate expenses and certain centrally-managed expenses are allocated to each segment. The following table presents sales and operating income for our reportable segments. For further information regarding our reportable segments, refer to Note 13 to our consolidated financial statements.

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Net sales:
PCB Manufacturing	$240,650	$240,209	$353,734
Commercial Assembly	—	—	22,357

Total Sales	240,650	240,209	376,091
Inter-segment sales	—	—	(6,775)

Total Net Sales	$240,650	$240,209	$369,316

Operating income:
PCB Manufacturing	$42,554	$27,760	$55,561
Commercial Assembly	—	—	1,376

Total operating segment income	42,554	27,760	56,937
Amortization of intangibles	(1,319)	(1,318)	(1,903)

Total operating income	41,235	26,442	55,034
Total other income	278	1,875	1,068

Income before income taxes	$41,513	$28,317	$56,102

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005
The full year 2006 includes 65 days of the results of operations from our PCG acquisition, which occurred on October 27, 2006. The acquisition has had and will continue to have a significant affect on our operations as discussed in the various comparisons noted below.
Net Sales
     Net sales increased $129.1 million, or 53.7%, from $240.2 million in 2005 to $369.3 million in 2006 due to several factors, including the addition of the PCG facilities, and both increased prices and production volume at the three original TTM Technologies plants. Of the $129.1 million increase in sales, $72.9 million resulted from our PCG acquisition, including $22.4 million from the commercial assembly segment. Volume increased approximately 26% primarily due to higher demand from our customers for our products. Prices rose approximately 12% due to increased demand for PCBs as well as a shift in production mix toward more high technology production. Our quick-turn production, which generally is characterized by higher prices, decreased from 22% of PCB revenue in 2005 to 17% of PCB revenue in 2006 due to both higher demand for our standard lead-time, high technology production services as well as the inclusion of the PCG facilities, which focus primarily on standard lead-time services.
Gross Profit
     Cost of goods sold increased $89.7 million, or 48.1%, from $186.5 million for 2005 to $276.2 million for 2006. Cost of goods sold rose due to several factors, including the addition of the PCG facilities, and both increased material prices and production volume at the three original TTM Technologies plants. Adding to this increase was higher repair and maintenance costs, higher utilities costs and higher depreciation expense. The increase in cost of goods sold included approximately $4.0 million for the value of the manufacturing profit added to the PCG inventories at the acquisition date. In addition, higher wage rates, greater headcount, increased incentive compensation and the inclusion of stock option expense led to increased labor costs. As a percentage of net sales, cost of goods sold decreased from 77.6% for 2005 to 74.8% for 2006 primarily due to increased pricing and greater absorption of fixed costs due to increased production.
     As a result of the foregoing, gross profit increased $39.3 million, or 73.0%, from $53.8 million for 2005 to $93.1 million for 2006. Our gross margin increased from 22.4% in 2005 to 25.2% in 2006.
     The increase in our gross margin was due to higher sale prices for our products as well as lower cost of goods sold as a percent of sales, which increased due to the factors discussed above, partially offset by assembly sales, which have inherently lower gross margins. This increase in gross margin was fueled by increased absorption of fixed costs due to increased production. Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases. However, at higher capacity utilization rates, additional employees and capital may be required.

Operating Expenses
     Selling and marketing expenses increased $4.5 million, or 37.5%, from $12.0 million for 2005 to $16.5 million for 2006, primarily due to the inclusion of the PCG facilities in our results for 2006 as well as higher commission expense due to higher revenue. As a percentage of net sales, selling and marketing expenses decreased from 5.0% in 2005 to 4.5% in 2006 due to greater absorption of fixed costs. The mix of selling and marketing expenses did not change significantly from 2005 to 2006.
     General and administrative expenses increased $5.6 million from $14.1 million, or 5.9% of net sales, for 2005 to $19.7 million, or 5.3% of net sales, for 2006. The increase in expenses resulted primarily from the inclusion of the PCG facilities in our results for 2006. Other factors that increased general and administrative expense were higher incentive compensation and stock-based compensation expense as well as increased accounting, legal fees and consulting expenses related to completion and integration of the acquisition. General and administrative expenses decreased as a percentage of net sales, primarily due to greater absorption of these costs over a larger revenue base.
     In the fourth fiscal quarter 2006, we recorded a restructuring charge of $0.2 million related to realigning certain sales and administrative functions.
Other Income (Expense)
     Other income (expense) declined $0.8 million from income of $1.9 million in 2005 to income of $1.1 million in 2006. This net decrease resulted from an increase of $3.1 million in interest expense and amortization of debt issuance costs related to our new $200 million senior secured term loan used to fund the acquisition of PCG, net of an increase of $2.3 million from interest earned on higher balances in cash and cash equivalents and short-term investments for most of 2006.
Income Taxes
     The provision for income taxes increased from a $2.5 million benefit for 2005 to a $21.1 million provision for 2006. The change from an income tax benefit in 2005 to an income tax provision in 2006 resulted from a favorable valuation allowance adjustment in 2005, higher pretax income in 2006, and a higher effective tax rate for 2006. Our effective tax benefit rate was 8.9% in 2005, and our effective tax provision rate was 37.5% in 2006. Our effective tax rate is primarily impacted by the federal income tax rate; apportioned state income tax rates; utilization of other credits and deductions available to us; and certain non-deductible items. During 2005, we decreased our valuation allowance against our deferred income tax assets and benefited our 2005 income tax provision by $12.7 million for the portion of the deferred income tax assets that we determined that is more likely than not to be realized. Our expectations of future earnings were sufficient for us to conclude that it was more likely than not that most of our deferred income tax assets will be realized. Excluding the favorable impacts to our tax provision resulting from the decreases in our valuation allowance in 2005, our effective tax rate in 2005 was 35.8%. The increase from this rate to the 2006 effective tax rate of 37.5% is due primarily to the acquisition of the PCG facilities, which are generally in states with higher tax rates, most notably California. Our federal tax rate also increased from 34.0% in 2005 to 35.0% in 2006. As of December 31, 2006, our valuation allowance against deferred income tax assets was approximately $2.4 million.
Year Ended December 31, 2005, Compared to Year Ended December 31, 2004
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
Income Taxes
     The provision for income taxes decreased from a $13.2 million provision for 2004 to a $2.5 million benefit for 2005. The change from an income tax provision in 2004 to an income tax benefit in 2005 resulted from lower pretax income in 2005 combined with a lower effective tax rate for 2005. Our effective tax provision rate was 31.8% in 2004 and our effective tax benefit rate was 8.9% in 2005. Our effective tax rate is primarily impacted by the federal income tax rate; apportioned state income tax rates; utilization of other credits and deductions available to us; and certain non-deductible items. In addition, during 2004 and 2005, we decreased our valuation allowance against our deferred income tax assets and benefited our 2004 and 2005 income tax provision by $2.1 million and $12.7 million, respectively, for the portion that we determined that is more likely than not to be realized. The reduction in valuation allowance in 2005 occurred during the fourth quarter given the additional positive evidence from continued historical earnings and expectations of future earnings which was sufficient for us to conclude that it was more likely than not that most of our deferred income tax assets will be realized. Excluding the favorable impacts to our tax provision resulting from the decreases in our valuation allowance in 2004 and 2005, our effective tax rate in 2004 was 36.8% and 35.8% in 2005. As of December 31, 2005, our valuation allowance against deferred income tax assets was approximately $2.5 million.
Liquidity and Capital Resources
     Our principal sources of liquidity have been cash provided by operations, borrowings under our senior secured credit facility, and proceeds from employee exercises of stock options. Our principal uses of cash have been to finance acquisitions, meet debt service requirements, finance capital expenditures and fund working capital requirements. We anticipate that servicing debt, funding working capital requirements and financing capital expenditures will continue to be the principal demands on our cash in the future. On October 27, 2006, we completed the PCG acquisition for $226.8 million, excluding acquisition costs. This purchase price was paid using some of our available cash and cash equivalents as well as proceeds from a new $200 million senior secured term loan. We cancelled our existing $25 million revolving credit facility and replaced it with a new $40 million senior secured revolving credit facility.
     As of December 31, 2006, we had net working capital of approximately $127.4 million, compared to $111.2 million as of December 31, 2005. The increase in working capital is primarily attributable to increases in accounts receivable and inventories largely due to consolidation of the acquired entity’s balance sheet and partially offset by the classification of a significant portion of our long-term debt as a current liability in 2006. On October 27, 2006, we used $34.1 million of our cash and cash equivalents to fund a portion of the price paid for PCG plus direct acquisition and debt issuance costs.
     Our 2007 capital expenditure plan is expected to total approximately $16 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities throughout our facilities.
     The following table provides information on contractual obligations as of December 31, 2006 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	$8,705	$2,401	$3,992	$924	$1,388
Purchase obligations	30	30	—	—	—
Capital lease obligations	744	744	—	—	—
Debt obligations	200,000	60,000	1,781	2,850	135,369
Interest on debt obligations (1)	62,341	12,058	21,101	20,710	8,472

Total contractual obligations	$271,820	$75,233	$26,874	$24,484	$145,229

(1)	For variable rate debt, interest is based upon the rates in effect at December 31, 2006, adjusted for the impact of our interest rate hedge entered into January, 2007.
     In connection with the PCG acquisition, the Company is involved in various stages of investigation and cleanup related to environmental remediation at two Connecticut sites and is obligated to investigate a third Connecticut site. The Company currently estimates that it will incur remediation costs of $1.0 million to $1.2 million over the next 12 to 60 months related to these matters. In addition, the Company has obligations to the Connecticut Department of Environmental Protection to complete a compliance management plan through July 2009 under which the Company will make certain environmental asset improvements to its waste water systems, which are estimated to cost $1.0 million.
     Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under a new five-year senior secured $40 million revolving credit facility will be adequate to meet our currently anticipated debt service, capital expenditure, and working capital needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are to meet debt service requirements as well as for other contractual obligations as indicated in our contractual obligations table above and for capital purchases under our annual capital expenditure plan.
     Net cash provided by operating activities was $32.8 million in 2006, compared to $31.0 million in 2005. Our 2006 operating cash flow of $32.8 million primarily reflects net income of $35.0 million, $14.1 million of depreciation and amortization, a decrease in deferred income tax assets of $5.0 million and $0.6 million from a variety of other factors, partially offset by a net increase in working capital of $21.9 million, excluding cash and short-term investments.
     Net cash used in investing activities was $234.6 million in 2006, compared to $13.6 million in 2005. In 2006, we acquired the PCG business and used cash of $230.9 million, which is net of the cash acquired and includes the direct acquisition costs. Additionally, we made net purchases of approximately $14.1 million of property, plant, and equipment, offset by a reduction of $10.4 million in our net short-term investments.
     Net cash provided by financing activities was $200.0 million in 2006, compared to $0.6 million in 2005. Our 2006 financing net cash flow reflects proceeds of $200.0 million from issuance of debt, approximately $5.0 million from employee stock option exercises and $0.9 million from a variety of other factors, partially offset by payment of $5.9 million of debt issuance costs for our new senior term loan and revolving credit facility. As of December 31, 2006, we had $200 million of long-term debt obligations outstanding under our senior secured term loan facility and no borrowing outstanding under our senior secured revolving credit facility. Beginning with our adoption of SFAS 123R on January 1, 2006, the excess of tax benefits upon exercise of common stock options is reported as a cash flow from financing activities.
     In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability in purchase accounting, the costs of involuntary employee severance and other exit activity costs of $3.2 million associated with its plan to close the PCG Dallas, Oregon, facility, and the termination of certain sales employees of the acquired business. The closure of the Dallas facility is expected to be completed during the second quarter of 2007 after which the Company will commence the process of selling the building and certain assets. We anticipate that we will also incur additional costs of approximately $0.4 million related to transferring certain equipment and closing the facility which will be expensed as incurred. The table below shows amounts (in thousands) which resulted from these restructuring actions during the year ended December 31, 2006. As of December 31, 2006, we had paid $0.2 of the amounts accrued and had a remaining liability of $3.2 million.

	2006 Restructuring Summary
		Corporate Sales,
	Dallas, Oregon	Administrative
	Facility Closure	Realignment	Total
PCB Manufacturing	$2,680	$545	$3,225
Corporate (1)	—	199	199

Total Restructuring Costs (1)	$2,680	$744	$3,424

(1)	The corporate realignment accrual of $0.2 million was reflected as a charge to earnings in the year ended December 31, 2006.
     On October 27, 2006, we entered into a credit agreement (the “Credit Agreement”) with certain lenders lead by UBS Securities LLC. The Credit Agreement provides for a $200 million term loan that matures in October 2012, and a $40 million revolving loan facility, that matures in October 2011. Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate (the “Alternate Base Rate”) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternate Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Under terms of the Credit Agreement, borrowings under the term loan and the revolving loan facility will, at the Borrower’s option, initially bear interest at a rate based on either (a) LIBOR plus 2.25% or (b) the Alternate Base rate plus 1.25%. The applicable interest margins on both Alternate Base Rate loans and LIBOR loans under the revolving loan facility may decrease under the terms of the Credit Agreement by up to 0.5% as our leverage ratio decreases. There is no provision in the credit agreement, other than in the event of default, for these interest margins to increase. Each calendar year we are required to repay 1% of the outstanding term loan balance, subject to adjustment for prior period repayments, and excess cash flow as defined in the credit agreement. Discretionary use of cash or cash flow by the Company is constrained by certain leverage and interest coverage ratio tests required to be met under the terms of our Credit Agreement. These ratios become more restrictive over each of the next successive quarters. Currently, we expect to repay $60 million of our outstanding debt in 2007 in order to meet certain financial covenants of our Credit Agreement. As of March 15, 2007, we have repaid $25 million on our outstanding debt. If the financial performance of our business falls short of expectations then we might be required to repay additional debt beyond current planned repayments.
     The Credit Agreement contains customary limitations, including limitations on indebtedness; limitations on liens; limitations on investments and acquisitions; limitations on dividends, stock repurchases, stock redemptions and the redemption or prepayment of other debt; limitations on mergers, consolidations or sales of assets; limitations on capital expenditures; and limitations on transactions with affiliates. We are also subject to financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio and limitations on capital expenditures. The leverage ratio is the ratio of total indebtedness to consolidated EBITDA and the interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense. EBITDA used for our debt covenants is adjusted for certain costs related to our PCG transactions (not to exceed $9 million) and other non-cash charges as defined in the credit agreement. Our maximum leverage ratio covenant ranges from 1.85:1 to 1:00:1 during the term of the agreement. Our minimum interest coverage ratio ranges from 5.75:1 to 10.50:1 during the term. The term loan and revolving loan facility are secured by substantially all of our domestic assets and 65% of our foreign assets.
     At December 31, 2006, none of our debt was covered by any hedging arrangements. On January 25, 2007, we entered into an interest rate swap, to comply with the terms of our credit agreement, to hedge 40% or $70.0 million of our outstanding debt. This amount reflects a repayment of $25.0 million of the debt which occurred on January 2, 2007. The interest rate swap has been designated as a cash flow hedge and will be accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”
Impact of Inflation
     We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we generally will be able to pass along component price increases to our customers.
Seasonality
     We have historically experienced some seasonality in our second and third fiscal quarters in our computing/storage/peripherals end market.

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
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. The adoption of EITF 06-03 is not expected to have any effect on our financial statements.
     In September 2006, the Securities and Exchange Commission issued SAB 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not expect the impact of SAB 108 to have an impact on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective beginning January 1, 2008. We are currently evaluating the impact this standard will have on our financial position and results of operations.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits companies from recognizing planned major maintenance costs by accruing a liability over several reporting periods before the maintenance is performed – the accrue-in-advance method. This pronouncement will be effective for us beginning January 1, 2007. Our policy is to expense maintenance costs as the direct expenses are incurred and therefore, the adoption of this pronouncement will not impact our consolidated financial statements.
     In February 2007, FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” was released. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for us beginning January 1, 2008. We are currently assessing the potential effect of SFAS 159 on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to interest rate risk relating to our senior secured term loan, which bears interest at (a) either an alternate base rate plus an applicable margin or (b) LIBOR plus an additional margin. A 1.0% fluctuation in the interest rate would result in a $2.0 million increase in interest expense per annum.
     Our revolving credit facility bears interest at floating rates. The revolving credit facility bears interest ranging from 1.75% to 2.25% per year plus the applicable LIBOR or from 0.75 to 1.25% per year plus the Alternate Base Rate, as defined in our credit agreement. As of December 31, 2006, we have no outstanding revolving loans. However, $0.3 million of the available capacity for letters of credit is utilized in support of a real estate lease.
     At December 31, 2006, none of our debt was covered by any hedging arrangements. On January 25, 2007, we entered into an interest rate swap, to comply with the terms of our credit agreement, to hedge 40%, or $70.0 million, of our outstanding debt, to effectively fix the interest rate for such portion of our outstanding debt at 7.46%. This amount reflects a repayment of $25.0 million of the debt on January 2, 2007. The interest rate swap has been designated as a cash flow hedge and amortizes to a zero notional value on January 25, 2010. Accounting for this swap agreement is covered by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

     Foreign Currency Exchange Risk. We are subject to risks associated with transactions that are denominated in currencies other than the US dollar, as well as the effects of translating amounts denominated in a foreign currency to the US dollar as a normal part of the reporting process. Our recently acquired Chinese operations utilize the Chinese Yuan or RMB as the functional currency which results in the Company recording a translation adjustment which is included as component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction losses on transactions denominated in currencies other than the US dollar were $0.1 million during the fiscal year ended December 31, 2006. There were no foreign currency transaction gains or losses for the fiscal years ended December 31, 2005 and 2004. We currently do not utilize any derivative instruments to hedge foreign currency risks.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Reference is made to the financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this report, which financial statements, report, notes, and data are included herein.
     The following unaudited selected quarterly results of operations data for the years ended December 31, 2005 and 2006 have been derived from the Company’s unaudited consolidated financial statements, which in the opinion of management have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information for the quarters presented. This information should be read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as part of this Form 10-K. The operating results for the quarters presented are not necessarily indicative of the operating results of any future period. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The first and fourth quarters of 2005 and 2006 contained 95 and 90 days, and 94 and 91 days, respectively.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2005:
Net sales	$58,883	$57,216	$60,979	$63,131
Gross profit	13,538	11,037	14,152	15,029
Net income	4,460	3,272	4,061	19,048
Earnings per share:
Basic	$0.11	$0.08	$0.10	$0.46
Diluted	$0.11	$0.08	$0.10	$0.46
Year Ended December 31, 2006:
Net sales	$72,688	$76,683	$75,765	$144,180
Gross profit	20,203	22,969	22,477	27,499
Net income	8,811	10,556	10,523	5,149
Earnings per share:
Basic	$0.21	$0.25	$0.25	$0.12
Diluted	$0.21	$0.25	$0.25	$0.12
     Our quarterly results of operations reflect some seasonal trends in the second and third quarters that are primarily due to seasonality experienced by the customers in computing, storage and peripherals end markets.
     During the fourth quarter of fiscal 2005, we reversed valuation allowances on certain deferred income tax assets which had a $12.7 million favorable impact on our net income for that period.
     During the fourth quarter of fiscal 2006, we acquired the operations of PCG which significantly affected our net sales, gross profit and net income for that period. We also incurred significant operating costs related to integrating the PCG acquisition that impacted net income for that period. Gross profit was negatively impacted by approximately $4.0 million for the value of the manufacturing profit added to the PCG inventories at the acquisition date. These inventories were substantially sold during the fourth quarter. Gross margins also were affected by the inclusion of PCG’s backplane assembly operations, which inherently carry a lower gross margin than printed circuit board manufacturing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the three months ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2006.
     The Company acquired PCG (the “acquired entity”) during October 2006. Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, the acquired entity’s internal control over financial reporting associated with total assets of $296 million and total revenues of $73 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report, which is included on page F-2 of this report.
Inherent Limitations on Effectiveness of Controls
     Our management, including our principal executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
ITEM 9B. OTHER INFORMATION
Not Applicable

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business – Management” of this report.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedule
          (1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this Report.
          (2) Financial Statement Schedule:
     Schedule II Valuation and Qualifying Accounts are set forth on page S-2 of this Report.
     Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.
          (3) Exhibits

(b) Exhibits

Exhibit
Number	Exhibits

2.1	Form of Plan of Reorganization (1).

2.2	Stock and Asset Purchase Agreement by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG, and TTM (Ozarks) Acquisition, Inc. dated as of August 2, 2006 (2)

3.1	Registrant’s Certificate of Incorporation.(3)

3.2	Registrant’s Bylaws.(3)

4.1	Form of Registrant’s common stock certificate.(3)

10.1	UBS Credit Agreement see ex. 10.1 to November 2, 2006 8-K (4)

10.2	Employment Agreement dated as of December 31, 2005 between the Registrant and Kenton K. Alder. (5)

10.3	Form of Executive Change in Control Severance Agreement and schedule of agreements entered into on December 1, 2005. (5)

10.4	Employment Agreement dated as of October 23, 2006 between the Registrant and Douglas L. Soder.(6)

10.5	Form of Severance Agreement and schedule of agreements entered into on December 1, 2006.(6)

10.6	2006 Incentive Compensation Plan.(6)

10.7	Form of Stock Option Agreement. (6)

10.8	Form of Restricted Stock Unit Award Agreement. (6)

10.9	Form of Indemnification Agreement with directors. (1)

10.10	Statutory Warranty Deeds for Redmond Facility.(1)

21.1	Subsidiaries of the Registrant (6)

23.1	Consent of KPMG LLP, independent registered public accounting firm (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (6)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (6)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on August 4, 2006.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 2, 2006.

(5)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 15, 2006.

(6)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

Date: March 15, 2007	By:	/s/ KENTON K. ALDER

Kenton K. Alder
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENTON K. ALDER Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	March 15, 2007

/s/ STEVEN W. RICHARDS Steven W. Richards	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 15, 2007

/s/ DANIEL L. FELSENTHAL Daniel L. Felsenthal	Vice President and Controller (Principal Accounting Officer)	March 15, 2007

/s/ ROBERT E. KLATELL Robert E. Klatell	Chairman of the Board	March 15, 2007

/s/ THOMAS T. EDMAN Thomas T. Edman	Director	March 15, 2007

/s/ JAMES K. BASS James K. Bass	Director	March 15, 2007

/s/ RICHARD P. BECK Richard P. Beck	Director	March 15, 2007

/s/ JOHN G. MAYER John G. Mayer	Director	March 15, 2007

TTM TECHNOLOGIES, INC.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm on Management’s Assessment of the Effectiveness on Internal Control Over Financial Reporting and on the Effectiveness of Internal Control Over Financial Reporting
F-2

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-3

Consolidated Balance Sheets as of December 31, 2005 and 2006	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2005 and 2006	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2005 and 2006	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedule	S-1

Schedule II—Valuation and Qualifying Accounts	S-2

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TTM Technologies, Inc:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that TTM Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TTM Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that TTM Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TTM Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired Tyco Printed Circuit Group LP (the “acquired entity”) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, the acquired entity’s internal control over financial reporting associated with total assets of $296 million and total revenues of $73 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired entity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/KPMG LLP
Salt Lake City, Utah
March 15, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TTM Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTM Technologies, Inc. and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123R, “Share Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TTM Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/KPMG LLP
Salt Lake City, Utah
March 15, 2007

TTM TECHNOLOGIES, INC.
Consolidated Balance Sheets
As of December 31, 2005 and 2006
(In thousands)

	2005	2006
Assets
Current assets:
Cash and cash equivalents	$61,258	$59,660
Short-term investments	21,100	10,996
Accounts receivable, net of allowances of $4,094 and $7,201, respectively	38,631	125,435
Inventories, net	12,564	67,020
Prepaid expenses and other	2,261	3,924
Income taxes receivable	—	717
Deferred income taxes	4,601	3,996

Total current assets	140,415	271,748

Property, plant and equipment, at cost:
Land	4,932	11,761
Machinery and equipment	68,624	137,111
Buildings and improvements	22,523	46,403
Furniture and fixtures	424	576
Automobiles	80	96
Construction-in-process	1,436	10,739

	98,019	206,686
Less accumulated depreciation	(46,221)	(55,849)

Property, plant and equipment, net	51,798	150,837

Other assets:
Debt issuance costs, net of accumulated amortization of $33 and $175, respectively	199	5,711
Deferred income taxes	6,834	2,685
Goodwill	63,153	115,627
Definite-lived intangibles, net of accumulated amortization of $8,061 and $9,614, respectively	10,318	26,235
Deposits and other	426	855

Total other assets	80,930	151,113

	$273,143	$573,698

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt	$—	$60,705
Accounts payable	11,310	49,276
Accrued salaries, wages and benefits	9,921	24,189
Accrued contingencies	3,150	—
Other accrued expenses	1,642	10,173
Income taxes payable	2,116	—
Current portion other long-term liabilities	1,052	—

Total current liabilities	29,191	144,343

Long-term debt, less current portion	—	140,000
Other long-term liabilities, less current portion	—	2,040

Total long-term liabilities	—	142,040

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 41,311 and 42,093 shares issued and outstanding, respectively	41	42
Additional paid-in capital	159,634	167,850
Retained earnings	84,277	119,316
Accumulated other comprehensive income	—	107

Total stockholders’ equity	243,952	287,315

	$273,143	$573,698

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2004, 2005 and 2006
(In thousands, except per share data)

	2004	2005	2006

Net sales	$240,650	$240,209	$369,316
Cost of goods sold	172,103	186,453	276,168

Gross profit	68,547	53,756	93,148

Operating expenses:
Selling and marketing	12,032	11,977	16,473
General and administrative	13,223	14,135	19,656
Amortization of definite-lived intangibles	1,202	1,202	1,786
Restructuring charges	855	—	199

Total operating expenses	27,312	27,314	38,114

Operating income	41,235	26,442	55,034

Other income (expense):
Interest expense	(367)	(179)	(3,020)
Amortization of debt issuance costs	(148)	(72)	(374)
Interest income and other, net	793	2,126	4,462

Total other income, net	278	1,875	1,068

Income before income taxes	41,513	28,317	56,102
Income tax benefit (provision)	(13,183)	2,524	(21,063)

Net income	$28,330	$30,841	$35,039

Basic earnings per share	$0.69	$0.75	$0.84

Diluted earnings per share	$0.68	$0.74	$0.83

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2004, 2005 and 2006
(In thousands)

						Accumulated
			Additional		Deferred	Other
	Common Stock		Paid-In	Retained	Stock-Based	Comprehensive	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Income	Total
Balance, December 31, 2003	40,475	$40	$153,216	$25,106	$(35)	$—		$178,327
Amortization of deferred stock-based compensation	—	—	—	—	35	—		35
Stock-based compensation	—	—	96	—	—	—		96
Exercise of common stock options	539	1	1,787	—	—	—		1,788
Income tax benefit from options exercised	—	—	3,050	—	—	—		3,050
Net income	—	—	—	28,330	—	—		28,330

Balance, December 31, 2004	41,014	41	158,149	53,436	—	—		211,626
Exercise of common stock options	297	—	858	—	—	—		858
Income tax benefit from options exercised	—	—	627	—	—	—		627
Net income	—	—	—	30,841	—	—		30,841

Balance, December 31, 2005	41,311	41	159,634	84,277	—	—		$243,952

Net income	—	—	—	35,039	—	—	$35,039	35,039

Cumulative translation adjustment, net of tax	—	—	—	—	—	107	107	107

Comprehensive income	—	—	—	—	—	—	$35,146

Exercise of common stock options	782	1	4,956	—	—	—		4,957
Income tax benefit from options exercised	—	—	1,707	—	—	—		1,707
Stock-based compensation	—	—	1,553	—	—	—		1,553

Balance, December 31, 2006	42,093	$42	$167,850	$119,316	$—	$107		$287,315

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2005 and 2006
(In thousands)

	2004	2005	2006
Cash flows from operating activities:
Net income	$28,330	$30,841	$35,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	8,213	9,290	12,178
Net gain on sale of property, plant and equipment	—	—	(48)
Amortization of definite-lived intangible assets	1,319	1,318	1,903
Amortization of deferred stock-based compensation and stock-based compensation	131	—	1,553
Amortization of debt issuance costs	148	72	374
Amortization of premiums and discounts on short-term investments, net	—	(125)	(322)
Non-cash interest imputed on other long-term liabilities	118	64	25
Non-cash restructuring charge for impairment of building and equipment	855	—	—
Income tax benefit from stock options exercised	3,050	627	(1,072)
Deferred income taxes	9,211	(8,564)	4,925
Changes in operating assets and liabilities net of effect of acquired businesses:
Accounts receivable, net	(7,259)	(2,853)	(8,704)
Inventories, net	(376)	(3,571)	(623)
Prepaid expenses and other	81	(1,213)	(430)
Income taxes receivable	673	157	(717)
Accounts payable	1,668	1,780	(7,931)
Income taxes payable	160	1,956	(486)
Accrued contingencies	—	3,150	(3,150)
Accrued salaries, wages and benefits and other accrued expenses	2,488	(1,902)	270

Net cash provided by operating activities	48,810	31,027	32,784

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(17,502)	(7,962)	(13,949)
Purchase of intangibles	—	—	(350)
Purchases of available-for-sale short-term investments	(27,050)	(4,300)	—
Proceeds from sales of available-for-sale short-term investments	28,794	17,150	—
Purchases of held-to-maturity short-term investments	(18,967)	(64,615)	(40,909)
Proceeds from redemptions of held-to-maturity short-term investments	23,975	46,140	51,335
Cash paid in business acquisition — net of cash acquired	—	—	(230,920)
Proceeds from sale of assets, property, plant and equipment	1,474	4	214

Net cash used in investing activities	(9,276)	(13,583)	(234,579)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	200,000
Principal payments on long-term debt	(7,777)	—	(111)
Excess tax benefit from stock based compensation	—	—	1,072
Proceeds from exercise of common stock options	1,788	858	4,957
Payment of debt issuance costs	—	(232)	(5,886)
Other financing activities	—	—	(5)

Net cash provided by (used in) financing activities	(5,989)	626	200,027

Effect of foreign currency exchange rates on cash and cash equivalents	—	—	170

Net increase (decrease) in cash and cash equivalents	33,545	18,070	(1,598)
Cash and cash equivalents at beginning of year	9,643	43,188	61,258

Cash and cash equivalents at end of year	$43,188	$61,258	$59,660

Supplemental cash flow information:
Cash paid for interest	$248	$97	$2,912
Cash paid, net for income taxes	165	3,121	17,310

     Supplemental disclosures of noncash investing an financing activities:
During 2006, the Company purchased certain assets and assumed certain liabilities of Tyco Printed Circuits. The total purchase consideration included cash payments of $230,920, which is net of $6,050 of cash acquired and the assumption of liabilities of $70,524 (see Note 3).
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
     On October 27, 2006, TTM Technologies, Inc. acquired certain assets, assumed certain liabilities and acquired certain equity interests of Tyco Printed Circuit Group LP (“PCG”) from Tyco International, Ltd. In this transaction, the stock of Tyco Packaging Systems (Shanghai) Co. Ltd. and Tyco Iota, Ltd. were purchased and the acquired assets and assumed liabilities were placed into new, wholly-owned subsidiaries TTM Printed Circuit Group, Inc., TTM Technologies (Ireland) Ltd., TTM Technologies, (Ireland) EU Ltd., and TTM Technologies, (Switzerland) GmbH (see Note 3). TTM Technologies, Inc. and its wholly-owned subsidiaries are collectively referred to as (“the Company”). The Company is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment and provides backplane and sub-system assembly services for both standard and specialty product in defense and commercial operations. The Company sells to a variety of customers located both within and outside of the United States of America.
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
Principles of Consolidation
     The consolidated financial statements include the accounts of TTM Technologies, Inc. and its wholly-owned subsidiaries, Power Circuits, Inc., TTM Advanced Circuits, Inc., TTM Technologies International, Inc., TTM Printed Circuit Group, Inc., Tyco Packaging Systems (Shanghai) Co. Ltd., Tyco Iota, Ltd., TTM Technologies (Ireland) Ltd., TTM Technologies (Ireland) EU Ltd., and TTM Technologies (Switzerland) GmbH. All intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). The Company derives its revenue primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognizes revenues when the criteria of SAB 104 have been met. The criteria to meet this guideline are: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss has transferred, and (iv) collectibility is reasonably assured—generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective printed circuit boards. The Company accrues an estimated amount for sales returns and allowances related to defective printed circuit boards at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of December 31, 2005 and 2006, the reserve for sales returns and allowances was $3,168 and $4,443, respectively, which is included as a reduction to accounts receivable, net. For the years ended December 31, 2004, 2005 and 2006, the provision for sales returns and allowances, which is recorded as a reduction to net sales, was 1.3%, 1.6% and 0.9% of gross sales, respectively. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Foreign Currency Translation and Transactions
     The functional currency of the Company’s Tyco Packaging Systems (Shanghai) Co. Ltd. subsidiary is the local currency, the Chinese RMB. Accordingly, assets and liabilities are translated into U.S. Dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in income and totaled $(99) for the year ended December 31, 2006.
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
     Short-term investments as of December 31, 2005 and 2006 were as follows:

	2005	2006
Available-for-sale:
Money market funds	$18,975	$40,713

Held-to-maturity:
Corporate bonds and notes	27,705	11,311
Negotiable bank certificates of deposit	1,200	—
U.S. Treasury and federal agency securities	34,516	8,330

	63,421	19,641

Total short-term investments	82,396	60,354
Amounts classified as cash equivalents	61,296	49,358

Amounts classified as short-term investments	$21,100	$10,996

     As of December 31, 2006, debt securities totaled $19,641 and are classified as held to maturity and mature in less than one year.
     For each of the years ended December 31, 2004, 2005 and 2006, realized gains and losses upon the sale of available-for-sale investments were insignificant. Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of accumulated other comprehensive income. The specific identification method is used to compute the realized gains and losses on debt investments.
     The Company regularly monitors and evaluates the realizable value of its investments. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the collateral supporting the investments, insurance policies which protect the Company’s investment position, and the credit rating issued for the securities by one or more of the major credit rating agencies.
     Certain prior year balances in this disclosure only have been reclassified to conform to the current year’s presentation.

Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Elements of cost in the company's work-in-process and finished goods generally include raw materials, labor and manufacturing overhead. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories as of December 31, 2005 and 2006 consist of the following:

	2005	2006
Raw materials	$3,842	$22,718
Work-in-process	7,407	37,804
Finished goods	1,315	6,498

	$12,564	$67,020

Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Assets recorded under capital leases and leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term. The Company uses the following estimated useful lives:

Buildings and improvements	7 – 40 years
Machinery and equipment	3 – 12 years
Furniture and fixtures	3 – 7 years
Automobiles	5 years
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
Debt Issuance Costs
     Debt issuance costs are amortized to expense over the period of the underlying senior credit facility using the effective interest rate method, adjusted to give effect to any early repayments. During 2005, the Company entered into a new credit agreement and incurred debt issuance costs of $232. During 2006, the Company entered into a new credit agreement and incurred debt issuance costs of $5,886. In addition, the Company wrote off $141 of unamortized debt issuance costs related to the retirement of the 2005 credit facility.
Goodwill
     Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Prior to the Company’s acquisition of PCG (see Note 3), the Company had three reporting units consistent with the nature of its operations and all of its goodwill was allocated to one reporting unit. As result of the recent acquisition, as of December 31, 2006, the Company is in the process of determining its reporting units under SFAS No. 142 and has preliminarily allocated goodwill to the reportable segments determined under SFAS No. 131 (see Note 13). A further allocation to a level below the reportable segment level, to the extent determined necessary, will be completed in 2007 once the allocation of the purchase price is completed.
     SFAS No. 142 requires that goodwill be tested for impairment annually or more often if events or circumstances indicate a potential impairment exists. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired, and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

     In performing the impairment tests of the goodwill associated with the legacy TTM business, the fair value of the Company’s reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future net cash flows. Under the market approach, fair value is estimated based on market multiples of earnings or similar measures for comparable companies and market transactions, when available.
     Based on the results of its first step impairment tests, the Company determined that no impairment of goodwill existed as of December 31, 2004, 2005 and 2006. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of the end of the fourth quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.
     Goodwill as of December 31, 2006, totaled $115,627, of which $103,669 is expected to be fully deductible for tax purposes. As of December 31, 2006, the preliminary goodwill from the PCG acquisition totaled $52,474 (see Note 3).
Definite-lived Intangibles
     Definite-lived intangibles as of December 31, 2005 and 2006 consist of the following:

	2005	2006
Strategic customer relationships	$18,029	$35,429
Customer backlog	—	70
Licensing agreement	350	350

	18,379	35,849
Less accumulated amortization	(8,061)	(9,614)

Definite-lived intangibles, net	$10,318	$26,235

     In October 2006, certain intangibles were acquired as part of the PCG acquisition (see Note 3).
     The Company’s intangible assets are amortized over the estimated useful lives using straight-line and accelerated methods. The range of remaining estimated useful lives and weighted-average amortization periods of the major categories of definite-lived intangible assets at December 31, 2006 were as follows:

Range of Remaining
	Estimated Useful	Weighted Average
	Lives	Amortization Period
Strategic customer relationships	6.5 — 9 years	12 years
Customer backlog	0.5 years	0.7 years
Licensing agreement	2.5 years	3 years
     Amortization expense was $1,319, $1,318 and $1,903 in 2004, 2005 and 2006, respectively. Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows: 2007-$4,213; 2008-$3,877; 2009-$3,460; 2010-$3,131; and 2011-$2,987.
Impairment of Long-lived Assets
     Long-lived tangible assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset or asset groups may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value.
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
Self Insurance
     The Company is primarily self insured for group health insurance benefits provided to employees. The Company also purchases stop loss insurance to protect against annual claims per individual and at the aggregate level. From October 27, 2006, through December 31, 2006, former PCG employees who became TTM employees were provided health insurance benefits under their former PCG plans and TTM reimbursed the provider for the costs of these plans. The individual stop losses range from $100 to $125 per individual depending on the health plans they select, and the aggregate thresholds are dependent upon the total number of employees participating in the plans. Self insurance liabilities are estimated for claims incurred but not paid using historical information provided by our insurance carrier and other professionals. The Company accrued $2,986 and $5,276 for self insurance liabilities at December 31, 2005 and 2006, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the accompanying December 31, 2005 and 2006 consolidated balance sheets.
Income Taxes
     The Company recognizes deferred tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets or liabilities are determined based upon the difference between the financial statement and income tax basis of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized. Deferred tax assets are reviewed for recoverability, and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be realized.
     The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company provides for income taxes, net of applicable foreign tax credits on temporary differences in its investment in foreign subsidiaries which are not considered to be permanently invested outside of the United States.
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
     The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the years ended December 31, 2004, 2005 and 2006:

	2004			2005			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$28,330	40,780	$0.69	$30,841	41,232	$0.75	$35,039	41,740	$0.84
Dilutive effect of options		1,088			538			555

Diluted EPS	$28,330	41,868	$0.68	$30,841	41,770	$0.74	$35,039	42,295	$0.83

     The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share. Stock options to purchase 1,150, 1,759 and 1,520 shares of common stock for the years ended December 31, 2004, 2005, and 2006, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payments” (“SFAS 123R”). The Company elected to use the modified prospective transition method and, therefore, has not restated any prior reported results. Under this transition method, stock-based compensation expense for the year ended December 31, 2006, included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted on and after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company estimates the forfeiture rate based on its historical experience.
     As a result of adopting SFAS 123R, the impact to the consolidated financial statements for the year ended December 31, 2006, was a reduction in income before income taxes of $1,553 and a reduction in net income of $1,357. The impact on basic and diluted earnings per share for the year ended December 31, 2006, was a decrease of approximately $0.03 and $0.03 per share respectively.
     In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit from the exercise of common stock option exercises as a component of cash flows from operating activities. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as a component of cash flows from financing activities. This results in a decrease of $1,072 in cash flows from operating activities and an increase of $1,072 in cash flows from financing activities for the year ended December 31, 2006.
     Prior to January 1, 2006, the Company accounted for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 (APB No. 25) and the related interpretations and provided pro forma disclosures as required by SFAS No. 123. The table below reflects pro forma net income and basic and diluted net earnings per share for the years ended December 31, 2004 and 2005 had the Company applied the fair value recognition provisions of SFAS 123, as follows:

	Year Ended December 31,
	2004	2005
Net income, as reported	$28,330	$30,841
Add: Stock-based compensation included in reported net income, net of related tax effects	131	—
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(4,249)	(8,872)

Pro forma net income	$24,212	$21,969

Basic earnings per share:
As reported	$0.69	$0.75
Pro forma	$0.59	$0.53
Diluted earnings per share:
As reported	$0.68	$0.74
Pro forma	$0.58	$0.53
     On June 8, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerating the vesting of approximately 986 unvested, “out-of-the-money” stock options awarded to employees, officers and non-employee directors with an exercise price greater than $10.00. On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerating the vesting of approximately 211 unvested, “out-of-the-money” stock options awarded to employees, officers and non-employee directors with exercise prices between $8.00 and $10.00. The June 2005 and September 2005 accelerated options have exercise prices ranging from $10.15 to $16.00 and $8.00 to $9.75, respectively. The closing price of the Company’s common stock on June 8, 2005, and September 14, 2005, was $8.48 and $7.34 per share, respectively. As a result of these accelerated vestings, the Company remeasured compensation expense for the accelerated options under APB No. 25. Since the options for which vestings were accelerated were “out-of-the-money,” no additional compensation expense was recorded.
     The Company accelerated these options in advance of the effective date of, and in anticipation of the earnings effect of, SFAS 123R. The accelerated vesting of these options enabled the Company to avoid recognizing future compensation cost associated with the accelerated stock options upon the adoption of SFAS 123R. The accelerated vesting of these options initially increased 2005 pro forma stock-based compensation expense, before related tax effects, by approximately $9,500 and decreased 2005 pro forma net income and earnings per share.
     For more information on the Company’s stock-based compensation plans, refer to Note 9.
Customer Concentration
     The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”). The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
     For the year ended December 31, 2004, two customers accounted for 29% and 17% of the Company’s net sales. For the year ended December 31, 2005, two customers accounted for 29% and 17% of the Company’s net sales. For the year ended December 31, 2006, two customers, Solectron and Celestica, accounted for 20% and 10%, respectively, of the Company’s net sales. Sales to these two customers were substantially from the PCB Manufacturing segment (see Note 13). Sales to our 10 largest customers were 65%, 66% and 53% of net sales for the years ended December 31, 2004, 2005 and 2006, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
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
     For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due. As of December 31, 2005, five customers in the aggregate accounted for 57% of total accounts receivable. As of December 31, 2006, five customers in the aggregate account for 33% of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and result of operations.
Asset Retirement Obligations
     The Company accounts for asset retirement obligations as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” Under these standards, a liability is recognized for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred and the liability can be reasonably estimated. The Company capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived asset.
Environmental Accrual
     The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with AICPA Statement of Position (“SOP”) 96-1, “Environmental Remediation Liabilities” Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. In accordance with SOP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions, including the associated engineering, legal and consulting costs. In making these estimates, we consider information that is currently available, existing technology, enacted laws and regulations, and our estimates of the timing of the required remedial actions. Such accruals are measured on a discounted basis and are adjusted as further information becomes available or circumstances change.
Comprehensive Income
     Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income is comprised of net income and other comprehensive income and loss items. The Company’s comprehensive income item consists of changes in the cumulative foreign currency translation adjustments.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the Company will adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to its beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting Interpretation No. 48 on its financial statements.
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. The adoption of EITF 06-03 is not expected to have any effect on the Company's financial statements.
     In September 2006, the Securities and Exchange Commission issued SAB 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not expect the impact of SAB 108 to have an impact on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective beginning January 1, 2008. The Company currently is evaluating the impact this standard will have on its financial position and results of operations.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits companies from recognizing planned major maintenance costs by accruing a liability over several reporting periods before the maintenance is performed – the accrue-in-advance method. This pronouncement will be effective for the Company beginning January 1, 2007. The Company’s policy is to expense maintenance costs as the direct expenses are incurred and therefore, the adoption of this pronouncement will not impact the Company’s consolidated financial statements.
     In February 2007, FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” was released. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 will be effective for the Company beginning January 1, 2008. The Company currently is evaluating the potential effect of SFAS 159 on our financial statements.
Fair Value of Financial Instruments
     The carrying amounts of assets and liabilities as reported on the balance sheets at December 31, 2005 and 2006, which qualify as financial instruments, approximate fair value. As of December 31, 2006, the Company had a $200,000 term loan outstanding. The fair value, based on quoted market prices, of the Company’s term loan was $201,000. The fair value of this term loan may increase or decrease due to various factors, including fluctuations in the market price of the Company’s common stock, fluctuations in market interest rates and fluctuations in general economic conditions.
(3) Acquisition of Tyco Printed Circuit Group
     On October 27, 2006, the Company acquired substantially all of the assets of the Printed Circuit Group business unit of Tyco International Ltd. in accordance with the terms of the Stock and Asset Purchase Agreement dated August 2, 2006, by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG and TTM Printed Circuit Group, Inc. (“Agreement”). TTM Printed Circuit Group, Inc. (f/k/a TTM (Ozarks) Acquisition, Inc.) is a wholly owned subsidiary of TTM Technologies, Inc. The Tyco Printed Circuit Group (“PCG”) is a leading producer of complex, high performance and specialty printed circuit boards (“PCBs”) and is one of the major suppliers of aerospace and defense PCBs in North America. The purchase makes the Company the largest North American manufacturer of PCBs. These factors contributed to establishing the purchase price, which resulted in the recognition of $52,474 of goodwill, $40,516 of which is expected to be deductible for income taxes. The purchase price was $226,784 in cash, which included adjustments of $1,184 for working capital and capital expenditures. The total cost of the acquisition, including transaction fees and expenses, was approximately $236,970, which included $6,050 in cash acquired.
     In accordance with SFAS No. 141 “Business Combinations,” the Company recorded this acquisition using the purchase method of accounting. The purchase price has been preliminarily allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill. Fair values were based upon a valuation of tangible and identifiable intangible assets acquired, including useful lives, as estimated by management of the Company with the assistance of an independent appraiser. The following sets forth the preliminary allocation of the purchase consideration:

Cash	$6,050
Other current assets	133,446
Property, plant and equipment	97,736
Intangible assets	17,470
Goodwill	52,474
Other non-current assets	318
Liabilities assumed	(70,524)

Net assets acquired	$236,970

     The fair values assigned to the assets acquired and liabilities assumed in our 2006 acquisition of PCG has not been finalized and is subject to change pending the receipt of additional information necessary to finalize the fair values of: accounts receivables; sales returns and allowances; property, plant and equipment; asset retirement obligations; environmental reserves; and certain contingent liabilities. The additional information includes among other items, adequate support for certain credits in the accounts receivable, completion of a final compilation of property and equipment due to the incompleteness of the records acquired, completion of the appraisals being obtained on certain property and equipment, and information being obtained to finalize the values of asset retirement obligations, environmental reserves and certain contingent liabilities. The Company will continue to obtain the necessary information to finalize the fair values of these items during 2007 and may make further purchase accounting adjustments if appropriate which would primarily affect the amount of goodwill that we recorded.
     In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded as a cost of the acquisition involuntary employee severance and other exit activity liabilities of $3,225 associated with its plan to close the PCG Dallas, Oregon, facility, and terminate certain sales employees of the acquired business. Prior to completing the acquisition, the Company began assessing the need to close certain PCG facilities and on December 7, 2006, the Company finalized its plan to close the Dallas facility. The closure of the Dallas facility is expected to be completed during the second quarter of 2007 after which the Company will commence the process of selling the building and certain assets. The table below shows the additions to and utilization of the accrued restructuring charges during the year ended December 31, 2006 which is included in other accrued expenses.

	Severance	Other Exit Charges	Total
Accrued at December 31, 2005	$—	$—	$—
Dallas facility closure charges	3,111	114	3,225
Non-PCG severance charges	199	—	199
Utilization	(163)	—	(163)

Accrued at December 31, 2006	$3,147	$114	$3,261

     In connection with the acquisition of PCG, the Company increased the effective state tax rate applied to its existing net deferred income tax assets which resulted in a $403 increase to the net deferred tax assets and a corresponding reduction to the acquired goodwill. This state rate increase reflects the new rate that is expected to apply when the deferred tax items are settled or realized.
     The unaudited pro forma information below presents the results of operations of 2005 and 2006 as if the PCG acquisition occurred at the beginning of each of the respective periods, after giving effect to certain adjustments (depreciation and amortization of tangible and intangible assets, to remove expenses related to assets not acquired and liabilities not assumed, interest expense and amortization of deferred financing costs related to the acquisition debt and the related income tax effects). The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of each of the presented periods or of the results which may occur in the future.

	2005	2006
Net sales	$584,509	$717,406
Net income	16,549	25,535
Basic earnings per share	$0.40	$0.62
Diluted earnings per share	$0.40	$0.60

(4) Long-term Debt and Credit Agreement
     The following table summarizes the long-term debt of the Company at December 31, 2006:

2006
Term loan due October 27, 2012	$200,000
Borrowings under revolving loan due October 27, 2011	—
Capitalized leases (see Note 7)	705

200,705
Less current maturities	(60,705)

Long-term debt, less current maturities	$140,000

     The maturities of long-term debt through 2011 and thereafter are as follows:

2007	$60,705
2008	356
2009	1,425
2010	1,425
2011	1,425
Thereafter	135,369

$200,705

     The Company had a committed revolving credit facility of $25,000 with a final maturity date of July 15, 2008 in place on October 27, 2006. As of October 27, 2006, the Company had no outstanding revolving loan balances under this facility. This facility was terminated consistent with placement of a new facility on October 27, 2006.
     On October 27, 2006, the Company entered into a credit agreement (the “Credit Agreement”) with certain lenders lead by UBS Securities LLC. The Credit Agreement provides for a $200,000 senior term loan, which matures in October 2012, and a $40,000 senior revolving loan facility, which matures in October 2011. Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate (the “Alternate Base Rate”) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternate Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Under terms of the Credit Agreement, borrowings under the term loan and the revolving loan facility will, at the Borrower’s option, initially bear interest at a rate based on either (a) LIBOR plus 2.25% or (b) the Alternate Base Rate plus 1.25%. The applicable interest margins on both Alternate Base Rate loans and LIBOR loans under the revolving loan facility may decrease under the terms of the Credit Agreement by up to 0.50% as the Company’s total leverage ratio decreases. There is no provision in the Credit Agreement, other than an event of default, for these interest margins to increase. Each calendar year the Company is required to repay 1% of the outstanding term loan balance, subject to adjustment for prior period repayments, and excess cash flow as defined in the Credit Agreement. Discretionary use of cash or cash flow by the Company is constrained by certain leverage and interest coverage ratio tests required to be met under the terms of the Credit Agreement. These ratios become more restrictive over each of the next successive quarters. Currently, the Company expects to repay $60,000 of its outstanding debt in 2007 in order to meet certain financial covenants of its Credit Agreement. As of March 15, 2007, the Company had repaid $25,000 of the outstanding debt. If the financial performance of the Company falls short of expectations, then the Company might be required to repay additional debt beyond current planned repayments.
     At December 31, 2006 the weighted average interest rate on the outstanding borrowings was 8.51%. The revolving loan facility contains a $10,000 letter of credit sub-facility. The Company may borrow, repay and reborrow under the revolving loan facility at any time. The New Financings are rated BB- by Standard and Poors and B1 by Moodys. The Company is required to pay an unused commitment fee of 0.50% per annum on the unused portion of the revolving facility. As of December 31, 2006, $300 of standby letters of credit were outstanding. Available borrowing capacity under the revolving loan facility was $39,700 at December 31, 2006.
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
     At December 31, 2006, none of our debt was covered by any hedging arrangements. On January 25, 2007, the Company entered into an interest rate swap, to comply with the terms of the Credit Agreement, to hedge 40% or $70,000 of its outstanding debt. The interest rate swap has been designated as a cash flow hedge and will be accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”
(5) Common Stock Transactions
Reincorporation
     On August 29, 2005, TTM Technologies, Inc., a Washington corporation (“TTM-Washington”), consummated a merger (the “Reincorporation”) with and into its wholly owned subsidiary, TTM Technologies, Inc., a Delaware corporation (“TTM-Delaware”). As a result of the Reincorporation, the Company became a Delaware corporation.
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
(6) Income Taxes
     The components of income before taxes for the years ended December 31, 2004, 2005 and 2006 are:

	2004	2005	2006
United States	$41,513	$28,317	$55,374
Foreign	—	—	728

Income before taxes	$41,513	$28,317	$56,102

The components of the benefit (provision) for income taxes for the years ended December 31, 2004, 2005 and 2006 are:

	2004	2005	2006
Current benefit (provision):
Federal	$(2,841)	$(5,376)	$(14,099)
State	(690)	(664)	(1,911)
Foreign	—	—	(128)

Total current	(3,531)	(6,040)	(16,138)

Deferred benefit (provision):
Federal	(9,900)	8,886	(3,411)
State	248	(322)	(1,503)
Foreign	—	—	(11)

Total deferred	(9,652)	8,564	(4,925)

Total benefit (provision)	$(13,183)	2,524	$(21,063)

     The following is a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rates for the years ended December 31, 2004, 2005 and 2006, which are derived by dividing the income tax benefit (provision) by the income before income taxes and extraordinary item:

	2004	2005	2006
Statutory federal income tax rate	(34.0)%	(34.0)%	(35.0)%
State income taxes, net of federal benefit and state tax credits	(4.4)	(2.7)	(4.2)
Federal extraterritorial income exclusion and domestic production activities deduction	1.3	2.2	1.7
Decrease in valuation allowance	5.0	42.3	0.2
Other	0.3	1.1	(0.2)

Total benefit (provision) for income taxes	(31.8)%	8.9%	(37.5)%

     In 2004, 2005 and 2006, the Company derived a tax benefit from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income. This exclusion was repealed as part of the American Jobs Creation Act of 2004 (the “Act”), which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion the Company otherwise generated in 2005 and 2006 will be limited to approximately 80% and 60%, respectively. No exclusion will be available in 2007 and thereafter.
     The Act makes a number of other changes to the income tax laws which will affect the Company in future years, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction equals three percent of qualifying income for 2005 and 2006, six percent for 2007 through 2009 and nine percent beginning in 2010. The U.S. Department of the Treasury and Internal Revenue Service issued final regulations on May 25, 2006 which provide comprehensive rules, definitions, and examples to assist in the implementation of this new deduction.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets as of December 31, 2005 and 2006 are as follows:

	2005	2006
Deferred tax assets:
Tax goodwill related to recapitalization	$14,428	$13,613
Property, plant and equipment basis differences	59	—
Reserves and accruals	4,561	4,127
Net operating loss carryforwards	299	59
State tax credits carryforwards, net of federal benefit	2,531	2,400
Stock-based compensation	—	169
Alternative minimum tax credit carryover	39	—

	21,917	20,368
Less valuation allowance	(2,531)	(2,400)

	19,386	17,968
Deferred tax liabilities:
Goodwill and intangible asset amortization	(7,951)	(10,844)
Property, plant and equipment basis differences	—	(193)
Repatriation of foreign earnings	—	(250)

Net deferred income tax assets	$11,435	$6,681

Current portion	$4,601	$3,996
Long-term portion	6,834	2,685
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
     At December 31, 2006 the Company’s multiple state net operating loss carryforwards for income tax purposes were approximately $2,444. If not utilized, the state net operating loss carryforwards will begin to expire in 2007. At December 31, 2006, the Company’s state tax credit carryforwards were approximately $3,692 and have no expiration date.
     A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The net decreases in the valuation allowance during the years ended December 31, 2004, 2005 and 2006 were due primarily to improving pre-tax income, which allowed the Company to utilize its federal net operating loss in 2004 and substantial amounts of its multiple state net operating loss carryforwards in 2004, 2005 and 2006, as well as changes to estimates of future sources of taxable income. The reduction in valuation allowance in 2005 occurred during the fourth quarter given the additional positive evidence from continued historical earnings and expectation of future earnings which was sufficient for us to conclude that it was more likely than not that most of our deferred income tax assets will be realized.
     At December 31, 2006, the Company has determined that a valuation allowance is necessary for its state tax credit carryforwards that are not more likely than not to be realized based on estimates of sources of taxable income and ability to generate new credits. It is possible that the Company’s estimates could change in the near term and it may become necessary to record either a full or partial decrease or increase to the valuation allowance in future periods, which would either positively or negatively affect the Company’s results of operations, respectively.

(7) Commitments and Contingencies
Operating and Capital Leases
     The Company leases some of its manufacturing and assembly plants, a sales office and equipment under noncancellable operating leases that expire at various dates though 2020. Certain real property leases contain renewal provisions at our option. Most of the leases require us to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term.
     In connection with the acquisition of PCG, the Company acquired capital lease obligations for two pieces of manufacturing equipment and operating leases for four pieces of manufacturing equipment from one vendor. These leases are collateralized by the related manufacturing equipment. The minimum lease payments as of December 31, 2006 are included for 2007 in the table of minimum lease payments shown below. In January 2007, the Company and the vendor reached agreement to convert these capital and operating leases into a sale for $1,100. The purchase price is payable in six equal monthly installments during 2007.
     The following is a schedule of future minimum lease payments as of December 31, 2006:

	Operating Leases	Capital Leases
2007	$2,401	$744
2008	2,276	—
2009	1,716	—
2010	761	—
2011	163	—
Thereafter	1,388	—

Total minimum lease payments	$8,705	$744

Less: interest portion of payments		39

Present value of minimum lease payments		$705

     Total rent expense for the years ended December 31, 2004, 2005 and 2006 was approximately $352, $254 and $1,051, respectively. The cost and accumulated depreciation of capital leases classified as machinery and equipment included in property, plant and equipment as of December 31, 2006 is $415 and $60, respectively.
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
     Prior to the Company’s acquisition of PCG, PCG made legal commitments to the U.S. Environmental Protection Agency (“U.S. EPA”) and the State of Connecticut regarding settlement of enforcement actions against the PCG facilities in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (“DEP”) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the US EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and completion of a wastewater audit and installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of December 31, 2006, approximately $1,000 remains to be expended in the form of capital improvements to meet the rinse water recycling systems requirements. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.
     The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at December 31, 2005 and 2006.
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
     The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at two Connecticut sites, and the ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company is also obligated to investigate the third Connecticut site as a result of the PCG acquisition under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs of approximately $875 as of December 31, 2006, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $952 to $1,212 on an undiscounted basis. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none is estimated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation and monitoring of results achieved. As of December 31, 2006, the Company anticipates paying these costs ratably over the next 12 to 60 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.
Dispute Resolution
     From time to time, the Company is involved in various claims and legal disputes in the normal course of its business. In October 2005, the Company reached an agreement in principle to resolve an ongoing customer dispute concerning certain printed circuit boards that were shipped between April 2002 and September 2003. A definitive agreement was signed in December 2005. The definitive agreement called for the Company to pay the customer $3,150 upon receipt of required documentation from the customer and contained certain mutual and unilateral covenants. Payments of $3,150 were made to the customer during 2006 upon the receipt of the required documentation. The Company’s insurance carrier reimbursed the Company $986 toward the cost of this resolution. The insurance recovery of $986 is recorded in prepaid expenses and other current assets as of December 31, 2005 and was collected in January 2006. For the year ended December 31, 2005, approximately $2,219 of expense, which is net of the insurance recovery, is recorded in general and administrative expenses.
(9) Stock-Based Compensation Plans
     In June 2006, the Company adopted the 2006 Incentive Compensation Plan (“The Plan”). The Plan provides for the grant of “Incentive Stock Options,” as defined by the Internal Revenue Code (the “Code”), and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under this Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Other types of awards such as restricted stock and stock appreciation rights also are permitted under the Plan. Over the life of this Plan, 6,873 shares may be issued. The Plan expires on June 22, 2016. Prior to the adoption of the Plan, the Company adopted the Amended and Restated Management Stock Option Plan (the “Prior Plan”) in 2000. The Prior Plan provided for the grant of “Incentive Stock Options,” as defined by the Code, and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under the Plan and the Prior Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Under both the Plan and the Prior Plan, the exercise price is determined by the compensation committee of the Board of Directors and, for options intended to qualify as Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, generally four years for employees and three or four years for non-employee directors. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. Awards under the Prior Plan ceased as of June 22, 2006. As of December 31, 2006, of the 2,797 options outstanding, 482 options were issued under the Plan, and 2,315 options were issued under the Prior Plan.

     Upon the exercise of outstanding stock options, the Company’s practice is to issue new registered shares which are reserved for issuance under the Plan and Prior Plan.
     The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. The following assumptions and the resulting weighted average fair values for grants during 2004, 2005 and 2006 are as follows:

	2004	2005	2006
Risk-free interest rate	3.4%	4.0%	4.7%
Dividend yield	—%	—%	—%
Expected volatility	100%	80%	65%
Expected term in months	60	55	54

Weighted-average per share fair value of grants	$7.58	$5.14	$7.33
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
     Option activity under the Plan for the year ended December 31, 2006, was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Year Ended December 31, 2006
Outstanding at December 31, 2005	2,910	$9.45	7.1
Granted	871	13.01
Exercised	(782)	6.34
Forfeited/cancelled/expired	(202)	11.12

Outstanding at December 31, 2006	2,797	$11.31	7.4	$4,608

Vested and expected to vest at December 31, 2006	2,612	$11.30	7.2	$4,377

Exercisable at December 31, 2006	1,517	$11.80	6.1	$2,288
     The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2004, 2005 and 2006 was $5,724, $2,132, and $5,659, respectively. The total fair value of the options vested for the years ended December 31, 2004, 2005 and 2006 was $4,299, $11,389 and $832, respectively. As of December 31, 2006, $5,853 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

     Option activity for the years ended December 31, 2004, and December 31, 2005, was as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2003	3,516	8.37
Granted	72	10.03
Exercised	(539)	3.32
Forfeited	(204)	8.96

Outstanding at December 31, 2004	2,845	9.32
Granted	642	8.04
Exercised	(297)	2.89
Forfeited	(280)	11.89

Outstanding at December 31, 2005	2,910	$9.45

Exercisable at December 31, 2005	2,168	$10.53

     A summary of options outstanding and options exercisable as of December 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$2.63 - $4.99	306	5.5	$3.24	170	$2.79
$5.00 - $9.99	551	8.1	7.97	237	8.38
$10.00 - $14.99	1,448	7.9	12.56	830	13.21
$15.00 and over	492	6.15	16.35	280	16.00

	2,797	7.4	$11.31	1,517	$11.80

     For the years ended December 31, 2004, 2005 and 2006, the amounts recognized in the financial statements with respect to the stock-based compensation plan are as follows:

	Year Ended December 31,
	2004	2005	2006
Stock-based compensation expense recognized	$131	$—	$1,553
Income tax benefit	—	—	(196)

Total stock-based compensation expense after income taxes	$131	$—	$1,357

     Stock-based compensation expense recognized in the financial statements for the year ended December 31, 2006, was classified as follows:

Year Ended
December 31, 2006
Cost of goods sold	$479
Selling and marketing	130
General and administrative	944

Stock-based compensation expense recognized	$1,553

     Many of the Company’s stock option awards are intended to qualify as incentive stock options as defined by the Code. Upon the future exercise of incentive stock options which were vested as of December 31, 2005, the Company may become entitled to a deduction in its tax returns under certain circumstances; however, the value of this deduction will be recorded as an increase to additional paid-in capital and not as an income tax benefit. For the year ended December 31, 2006, a tax benefit of $1,707 related to fully vested stock option awards exercised was recorded as an increase to additional paid-in capital.
     Cash received from option exercises during the year ended December 31, 2006, was $4,957.

(9) Employee Benefit Plan
     The Company currently has two 401(k) savings plans under which all eligible full-time employees may participate and contribute a percentage of compensation subject to the maximum allowed by the Code. There is a plan for the original employees of the Company prior to the acquisition of PCG. Additionally, there is a newly formed plan for the employees of the acquired PCG plants. The original plan provides for a discretionary matching contribution of a uniform percent of each participant’s contribution. However, in applying the uniform percent, only contributions up to 4% of each participant’s compensation have been considered. The PCG plan provides for a discretionary matching contribution of a non-uniform percentage of each participant’s contribution. In applying this percentage, contributions from 1% to 5% of each participant’s compensation shall be considered. The Company accrued contributions under the plans and predecessor plans of $327, $360 and $1,031 during the years ended December 31, 2004, 2005 and 2006, respectively.
(10) Asset Retirement Obligations
     The Company has recorded preliminary estimated asset retirement obligations related to the restoration of its leased manufacturing facilities to shell condition upon termination of the leases in place at those facilities and for removal of asbestos at its owned Stafford, Connecticut, manufacturing plant. These obligations were acquired in connection with the Company’s October 2006 acquisition of PCG (see Note 3). The Company is awaiting receipt of its own estimates of costs to satisfy these asset retirement obligations and has utilized the seller’s estimates for these obligations for its preliminary estimates. See Note 7 for a discussion of the related lease terms. Activity related to asset retirement obligations for the year ended December 31, 2006, consists of the following and are included in other long-term liabilities:

December 31,2006
Asset retirement obligations at the beginning of the period	$—
Liabilities incurred during the period	—
Estimated liabilities assumed upon acquisition of PCG	950
Liabilities settled during the period	—
Revisions in estimated cash flows	—
Accretion expense	12

Asset retirement obligations at the end of the period	$962

(11) Related Party Transactions
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
     In connection with the secondary offering in September 2003, the Equity Sponsors and their affiliates no longer owned 25% of the total outstanding voting capital stock of the Company, and the Company no longer was obligated to pay the financial advisory fee previously discussed.
     In connection with a shelf offering declared effective in June 2004 and completed in November 2004, the Company incurred $339 of offering related expenses reflected within general and administrative expense. The Company did not sell shares in this offering, but incurred these expenses pursuant to a registration rights agreement between the Equity Sponsors and the Company. Upon the completion of this offering in November 2004, the Equity Sponsors no longer had any equity interest in the Company.
(12) Preferred Stock
     The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock; any or all of which may be superior to the rights of the common stock. As of December 31, 2006, no shares of preferred stock are outstanding.
(13) Segment Information
     The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources.

Effective October 27, 2006, with the purchase of PCG (see Note 3), the Company has two reportable segments which are PCB Manufacturing and Commercial Assembly. Prior to October 27, 2006, the Company operated in one operating segment. These reportable segments are each managed separately as they distribute and manufacture distinct products with different production processes. Each reportable segment operates predominately in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution. PCB Manufacturing fabricates printed circuit boards and Commercial Assembly is a contract manufacturing business which specializes in assembling backplanes into subassemblies and other complete electronic devices. PCB Manufacturing customers are either EMS companies or OEM companies while Commercial Assembly customers are usually OEMs.
     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating segment income, which is operating income before amortization of intangibles. Interest expense, amortization of debt issuance costs and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All intercompany transactions, primarily sales of PCBs from the PCB Manufacturing segment to the Commercial Assembly segment, have been eliminated. Reportable segment assets exclude short-term investments, which are managed centrally.

	Year Ended December 31,
	2004	2005	2006
Net Sales:
PCB Manufacturing	$240,650	$240,209	$353,734
Commercial Assembly	—	—	22,357

Total Sales	240,650	240,209	376,091
Inter-segment sales	—	—	(6,775)

Total Net Sales	240,650	240,209	$369,316

Operating Segment Income:
PCB Manufacturing	$42,554	$27,760	$55,561
Commercial Assembly	—	—	1,376

Total operating segment income	42,554	27,760	56,937
Amortization of intangibles	(1,319)	(1,318)	(1,903)

Total operating income	41,235	26,442	55,034
Total other income	278	1,875	1,068

Income before income taxes	$41,513	$28,317	$56,102

Depreciation Expense:
PCB Manufacturing	$8,213	$9,290	$11,751
Commercial Assembly	—	—	427

Total	$8,213	$9,290	$12,178

Capital Expenditures:
PCB Manufacturing	$17,502	$7,962	$13,763
Commercial Assembly	—	—	186

Total	$17,502	$7,962	$13,949

	As of December 31,
	2004	2005	2006
Segment Assets:
PCB Manufacturing	$220,420	$252,043	$497,206
Commercial Assembly	—	—	65,496
Unallocated corporate assets	15,350	21,100	10,996

Total assets	$235,770	$273,143	$573,698

Goodwill:
PCB Manufacturing	$63,153	$63,153	$103,669
Commercial Assembly	—	—	11,958

Total	$63,153	$63,153	$115,627

     Sales and long-lived assets representing more than 1% of the Company’s net sales by country for the years ended 2004, 2005 and 2006, are as follows:

	2004		2005		2006
	Sales	Long-lived assets	Sales	Long-lived assets	Sales	Long-lived assets
United States	$165,237	$126,963	$149,020	$125,269	$250,383	$277,187
Malaysia	23,782	—	39,794	—	44,987	—
Canada	11,977	—	11,818	—	17,924	—
China	3,027	—	4,196	—	13,512	15,487
Taiwan	—	—	—	—	7,514	—
Singapore	—	—	5,208	—	7,487	—
Romania	—	—	—	—	4,828	—
Czech Republic	6,682	—	10,408	—	4,554	—
Italy	18,863	—	13,399	—	4,113	—
Other	11,082	—	6,366	—	14,014	25

Total	$240,650	$126,963	$240,209	$125,269	$369,316	$292,699

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TTM Technologies, Inc.:
Under date of March 15, 2007, we reported on the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the TTM Technologies, Inc. Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2, to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/KPMG LLP

Salt Lake City, Utah March 15, 2007

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

			Additions
	Balance at		Charged to
	Beginning	Additions for	Costs and		Balance at
Description	of Year	Acquisition of PCG	Expenses	Deductions	End of Year
Year ended December 31, 2006
Allowance for doubtful accounts	$926	$1,762	$95	$(25)	$2,758
Allowance for sales credits	3,168	1,934	3,308	(3,967)	4,443
Allowance for excess and obsolete inventories	1,036	5,757	313	(678)	6,428
Year ended December 31, 2005
Allowance for doubtful accounts	$822		$316	$(212)	$926
Allowance for sales credits	3,196		4,004	(4,032)	3,168
Allowance for excess and obsolete inventories	883		400	(247)	1,036
Year ended December 31, 2004
Allowance for doubtful accounts	$740		$279	$(197)	$822
Allowance for sales credits	2,994		3,142	(2,940)	3,196
Allowance for excess and obsolete inventories	1,533		315	(965)	883

S-2

INDEX TO EXHIBITS

Exhibit
Number	Exhibits
2.1	Form of Plan of Reorganization (1).

2.2	Stock and Asset Purchase Agreement by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG, and TTM (Ozarks) Acquisition, Inc. dated as of August 2, 2006 (2)

3.1	Registrant’s Certificate of Incorporation.(3)

3.2	Registrant’s Bylaws.(3)

4.1	Form of Registrant’s common stock certificate.(3)

10.1	UBS Credit Agreement see ex. 10.1 to November 2, 2006 8-K (4)

10.2	Employment Agreement dated as of December 31, 2005 between the Registrant and Kenton K. Alder. (5)

10.3	Form of Executive Change in Control Severance Agreement and schedule of agreements entered into on December 1, 2005. (5)

10.4	Employment Agreement dated as of October 23, 2006 between the Registrant and Douglas L. Soder. (6)

10.5	Form of Severance Agreement and schedule of agreements entered into on December 1, 2006.(6)

10.6	2006 Incentive Compensation Plan.(6)

10.7	Form of Stock Option Agreement. (6)

10.8	Form of Restricted Stock Unit Award Agreement. (6)

10.9	Form of Indemnification Agreement with directors. (1)

10.10	Statutory Warranty Deeds for Redmond Facility.(1)

21.1	Subsidiaries of the Registrant (6)

23.1	Consent of KPMG LLP, independent registered public accounting firm (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (6)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (6)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on August 4, 2006.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 2, 2006.

(5)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 15, 2006.

(6)	Filed herewith.