Form 10-Q
period 2007-04-02
TTM TECHNOLOGIES INC
filed 2007-05-14
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2007
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
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
Number of shares of common stock, $0.001 par value, of registrant outstanding at May 9, 2007: 42,188,244

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2006 and April 2, 2007
(unaudited)
(In thousands)

	December 31,	April 2,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$59,660	$45,381
Short-term investments	10,996	—
Accounts receivable, net of allowances of $7,201 and $8,846, respectively	125,435	119,823
Inventories, net	67,020	66,781
Prepaid expenses and other	3,924	2,799
Income taxes receivable	717	717
Deferred income taxes	3,996	3,996

Total current assets	271,748	239,497

Property, plant and equipment:
Property, plant and equipment	206,686	192,378
Less: accumulated depreciation	(55,849)	(59,954)

Property, plant and equipment, net	150,837	132,424

Other assets:
Debt issuance costs, net of accumulated amortization of $175 and $1,724, respectively	5,711	4,331
Deferred income taxes	2,685	2,431
Goodwill	115,627	132,976
Definite-lived intangibles, net of accumulated amortization of $9,614 and $10,671, respectively	26,235	25,178
Deposits and other	855	594

Total other assets	151,113	165,510
	$573,698	$537,431

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt	$60,705	$55,000
Accounts payable	49,276	54,281
Accrued salaries, wages and benefits	24,189	21,136
Other accrued expenses	10,173	9,462
Income taxes payable	—	3,887

Total current liabilities	144,343	143,766

Long-term debt, less current portion	140,000	95,000
Other long-term liabilities, less current portion	2,040	1,301

Total long-term liabilities	142,040	96,301

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 42,093 and 42,182 shares issued and outstanding, respectively	42	42
Additional paid-in capital	167,850	169,139
Retained earnings	119,316	128,119
Accumulated other comprehensive income	107	64

Total stockholders’ equity	287,315	297,364

	$573,698	$537,431

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter Ended April 3, 2006 and April 2, 2007
(unaudited)
(In thousands, except per share data)

	Quarter Ended
	April 3, 2006	April 2, 2007
Net sales	$72,688	$176,897
Cost of goods sold	52,485	142,176

Gross profit	20,203	34,721

Operating expenses:
Selling and marketing	3,359	7,560
General and administrative	3,584	8,342
Amortization of definite-lived intangibles	300	1,025

Total operating expenses	7,243	16,927

Operating income	12,960	17,794

Other income (expense):
Interest expense	(61)	(5,098)
Interest income and other, net	977	759

Total other income (expense), net	916	(4,339)

Income before income taxes	13,876	13,455
Income tax provision	(5,065)	(4,990)

Net income	$8,811	$8,465

Basic earnings per share	$0.21	$0.20

Diluted earnings per share	$0.21	$0.20

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Quarter Ended April 3, 2006 and April 2, 2007
(unaudited)
(In thousands)

	Quarter Ended
	April 3, 2006	April 2, 2007
Cash flows from operating activities:
Net income	$8,811	$8,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	2,411	5,860
Net gain on sale of property, plant and equipment	(12)	(1)
Amortization of definite-lived intangible assets	330	1,057
Amortization of debt issuance costs	19	1,549
Excess income tax benefit from common stock options exercised	(372)	(76)
Deferred income taxes	3,192	279
Stock-based compensation	255	660
Other	(105)	26
Changes in operating assets and liabilities:
Accounts receivable, net	(3,791)	4,214
Inventories, net	(303)	239
Prepaid expenses and other	728	1,084
Accounts payable	1,257	5,005
Accrued contingencies	(1,265)	—
Accrued salaries, wages and benefits and other accrued expenses	(881)	(4,068)
Income taxes payable	(306)	4,004

Net cash provided by operating activities	9,968	28,297

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(3,339)	(3,665)
Proceeds from sale of property, plant and equipment	12	114
Purchases of held-to-maturity short-term investments	(25,329)	—
Proceeds from redemptions of held-to-maturity short-term investments	13,350	11,000

Net cash provided by (used in) investing activities	(15,306)	7,449

Cash flows from financing activities:
Proceeds from exercise of common stock options	964	512
Principal payments on long-term debt	—	(50,705)
Payment of debt issuance costs	—	(170)
Excess income tax benefit from common stock options exercised	372	76

Net cash provided by (used in) financing activities	1,336	(50,287)

Effect of foreign currency exchange rates on cash and cash equivalents	—	262

Net decrease in cash and cash equivalents	(4,002)	(14,279)
Cash and cash equivalents at beginning of period	61,258	59,660

Cash and cash equivalents at end of period	$57,256	$45,381

Supplemental cash flow information:
Cash paid for interest	$25	$2,611
Cash paid for income taxes	2,180	707
          Supplemental disclosures of noncash investing and financing activities:
          Effective January 1, 2007, the Company adopted the provisions of Financial Account Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, we recognized a $338 decrease to our liability for unrecognized tax benefits, and a corresponding increase to our January 1, 2007 accumulated retained earnings beginning balance.
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
     On October 27, 2006, TTM Technologies, Inc. acquired certain assets, assumed certain liabilities and acquired certain equity interests of Tyco Printed Circuit Group LP (“PCG”) from Tyco International, Ltd. In this transaction, the stock of Tyco Packaging Systems (Shanghai) Co. Ltd. and Tyco Iota, Ltd. were purchased, and the acquired assets and assumed liabilities were placed into new, wholly-owned subsidiaries TTM Printed Circuit Group, Inc., TTM Technologies (Ireland) Ltd., TTM Technologies, (Ireland) EU Ltd., and TTM Technologies, (Switzerland) GmbH (see Note 2). TTM Technologies, Inc. and its wholly-owned subsidiaries are collectively referred to as (“the Company”). The Company is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment and provides backplane and sub-system assembly services for both standard and specialty products in defense and commercial operations. The Company sells to a variety of customers located both within and outside of the United States of America.
     The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The first quarters ended April 3, 2006 and April 2, 2007 contained 93 and 92 days, respectively.
(2) Acquisition of Tyco Printed Circuit Group
     On October 27, 2006, the Company acquired substantially all of the assets of the Printed Circuit Group business unit of Tyco International Ltd. in accordance with the terms of the Stock and Asset Purchase Agreement dated August 2, 2006, by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG and TTM Printed Circuit Group, Inc. (“Agreement”). TTM Printed Circuit Group, Inc. (f/k/a TTM (Ozarks) Acquisition, Inc.) is a wholly owned subsidiary of TTM Technologies, Inc. The Tyco Printed Circuit Group (“PCG”) is a leading producer of complex, high performance and specialty printed circuit boards (“PCBs”) and is one of the major suppliers of aerospace and defense PCBs in North America. The purchase makes the Company the largest North American manufacturer of PCBs. These factors contributed to establishing the purchase price, which resulted in the recognition of $69,823 of goodwill, $57,865 of which is expected to be deductible for income taxes. The purchase price was $226,784 in cash, which included adjustments of $1,184 for working capital and capital expenditures. The total cost of the acquisition, including transaction fees and expenses, was approximately $236,970, which included $6,050 in cash acquired.
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

Cash	$6,050
Other current assets	132,047
Property, plant and equipment	81,326
Intangible assets	17,470
Goodwill	69,823
Other non-current assets	318
Liabilities assumed	(70,064)

Net assets acquired	$236,970

     The fair values assigned to the assets acquired and liabilities assumed in our 2006 acquisition of PCG has not been finalized and is subject to change pending the receipt of additional information necessary to finalize the fair values of: accounts receivable; property, plant and equipment; asset retirement obligations; environmental reserves; and certain other accrued expenses. The additional information includes among other items, adequate support for certain credits in the accounts receivable, completion of the appraisals being obtained on certain property and equipment, and information being obtained to finalize the values of asset retirement obligations, environmental reserves and certain other accrued expenses. During the quarter ended April 2, 2007, the Company continued to evaluate the fair market value of assets acquired and liabilities assumed as well as certain other accrued expenses. During the quarter ended April 2, 2007, changes to the preliminary allocation of the purchase consideration were made to reduce the fair value of accounts receivable, net, by $1,399 as a result of additional information received regarding fair value of certain receivables; decrease property, plant and equipment by $16,410 due to completion of the compilation and appraisal of property and equipment acquired at all but one of the plants as well as receipt of a preliminary appraisal of the Dallas, Oregon, facility, which was closed on April 6, 2007; and reduce certain liabilities assumed in the amount of $460. As a result of these changes in preliminary purchase price allocations, the Company recorded an increase to goodwill of $17,349. The preliminary allocation of the purchase consideration provided above reflects these purchase price adjustments. The Company will continue to obtain the necessary information to finalize the fair values of these items during 2007 and may make further purchase accounting adjustments, if appropriate, which would primarily affect the amount of goodwill that we recorded.
     In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded as a cost of the acquisition involuntary employee severance and other exit activity liabilities of $3,225 associated with its plan to close the PCG Dallas, Oregon, facility, and terminate certain sales employees of the acquired business. Prior to completing the acquisition, the Company began assessing the need to close certain PCG facilities and on December 7, 2006, the Company finalized its plan to close the Dallas facility. The closure of the Dallas facility is expected to be completed during the second quarter of 2007 after which the Company will commence the process of selling the building and certain assets. The Company also recorded a charge of $199 in 2006 to establish a restructuring reserve for a corporate realignment, all of which was still accrued at December 31, 2006. The beginning and ending balance of restructuring charges is included in other accrued expenses. The table below shows the utilization of the accrued restructuring charges during the quarter ended April 2, 2007.

	Severance	Other Exit Charges	Total
Accrued at December 31, 2006	$3,147	$114	$3,261
Utilization	(1,075)	(13)	(1,088)

Accrued at April 2, 2007	$2,072	$101	$2,173

     The unaudited pro forma information below presents the results of operations for the quarter ended April 3, 2006 as if the PCG acquisition occurred effective January 1, 2006, after giving effect to certain adjustments (depreciation and amortization of tangible and intangible assets, to remove expenses related to assets not acquired and liabilities not assumed, interest expense and amortization of deferred financing costs related to the acquisition debt and the related income tax effects). The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the presented period or of the results which may occur in the future.

Quarter Ended
April 3, 2006
Net sales	$174,715
Net income	6,059
Basic earnings per share	$0.15
Diluted earnings per share	$0.14

(3) Cash Equivalents and Short-Term Investments
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
     Short-term investments as of December 31, 2006 and April 2, 2007 were as follows:

	December 31, 2006	April 2, 2007
Available-for-sale:
Money market funds	$40,713	$36,280

Held-to-maturity:
Corporate bonds and notes	11,311	—
U.S. Treasury and federal agency securities	8,330	—

	19,641	—

Total short-term investments	60,354	36,280
Amounts classified as cash equivalents	49,358	36,280

Amounts classified as short-term investments	$10,996	$—

     As of April 2, 2007, the Company held no debt securities.
     For the year ended December 31, 2006 and each of the quarters ended April 3, 2006 and April 2, 2007, realized gains and losses upon the sale of available-for-sale investments were insignificant. Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of accumulated other comprehensive income. The specific identification method is used to compute the realized gains and losses on debt investments.
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
(4) Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories as of December 31, 2006 and April 2, 2007 consist of the following:

	December 31 , 2006	April 2, 2007
Raw materials	$22,718	$22,832
Work-in-process	37,804	36,805
Finished goods	6,498	7,144

	$67,020	$66,781

(5) Long-term Debt and Credit Agreement
     The following table summarizes the long-term debt of the Company at April 2, 2007:

April 2, 2007
Term loan due October 27, 2012	$150,000
Borrowings under revolving loan due October 27, 2011	—
Capitalized leases	—

150,000
Less current maturities	(55,000)

Long-term debt, less current maturities	$95,000

     On October 27, 2006, the Company entered into a credit agreement (the “Credit Agreement”) with certain lenders lead by UBS Securities LLC. The Credit Agreement provides for a $200,000 senior secured term loan, which matures in October 2012, and a $40,000 senior secured revolving loan facility, which matures in October 2011. Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate (the “Alternate Base Rate”) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternate Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Under terms of the Credit Agreement, borrowings under the term loan and the revolving loan facility will, at the Borrower’s option, initially bear interest at a rate based on either (a) LIBOR plus 2.25% or (b) the Alternate Base Rate plus 1.25%. The applicable interest margins on both Alternate Base Rate loans and LIBOR loans under the revolving loan facility may decrease under the terms of the Credit Agreement by up to 0.50% as the Company’s total leverage ratio decreases. There is no provision in the Credit Agreement, other than an event of default, for these interest margins to increase. Each calendar year the Company is required to repay 1% of the outstanding term loan balance, subject to adjustment for prior period repayments, and excess cash flow as defined in the Credit Agreement. Discretionary use of cash or cash flow by the Company is constrained by certain leverage and interest coverage ratio tests required to be met under the terms of the Credit Agreement. These ratios become more restrictive over each of the next successive quarters. If the financial performance of the Company falls short of expectations, then the Company might be required to repay additional debt beyond current planned repayments. At April 2, 2007 the company is in compliance with all provisions of the credit agreement including the leverage and interest coverage ratios.
     At April 2, 2007 the weighted average interest rate on the outstanding borrowings was 7.54%. At December 31, 2006 the weighted average interest rate on the outstanding borrowings was 8.51%. This rate was higher at year end due to $95,000 of the borrowing being maintained under the Alternate Base Rate prior to repayment and entering a hedge. Additionally, the rate for the first fiscal quarter 2007 includes the benefit of the interest rate swap put in place on January 25, 2007. The revolving loan facility contains a $10,000 letter of credit sub-facility. The Company may borrow, repay and reborrow under the revolving loan facility at any time. The New Financings are rated BB- by Standard and Poors and B1 by Moodys. The Company is required to pay an unused commitment fee of 0.50% per annum on the unused portion of the revolving facility. As of April 2, 2007, $300 of standby letters of credit were outstanding. Available borrowing capacity under the revolving loan facility was $39,700 at April 2, 2007.
     The Credit Agreement contains customary limitations, including limitations on indebtedness; limitations on liens; limitations on investments and acquisitions; limitations on dividends, stock repurchases, stock redemptions and the redemption or prepayment of other debt; limitations on mergers, consolidations or sales of assets; limitations on capital expenditures; and limitations on transactions with affiliates. The Company is also subject to financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The term loan and revolving loan facility are secured by substantially all of the Company’s domestic assets and 65% of the Company’s foreign assets.
     Effective January 25, 2007, the Company entered into a three-year pay-fixed, receive floating (3-month LIBOR) amortizing interest rate swap arrangement with a notional amount of $70,000 at inception. The swap applied a fixed interest rate against the first interest payments of the portion of the $200,000 six-year term loan arrangement entered into to facilitate the acquisition of Tyco Printed Circuit Group. The notional amount of the swap amortizes to zero over the term of the swap, consistent with our planned debt pay down and the credit agreement requirement of maintaining interest rate protection on at least 40% of term loan debt at any given point in time. At the time of the inception of the swap, the balance of the term loan was $175,000. The notional value underlying the hedge at April 25, 2007 declined to $64,000. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.209%. As of April 2, 2007, the corresponding LIBOR rate was 5.360%.
     At swap inception, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company employed the dollar offset method by performing a shock test to assess effectiveness. At inception of the interest rate swap, and at least quarterly thereafter, on a retrospective basis, effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed using the hypothetical derivative method. Quarterly prospective testing will determine if the Company expects the hedging relationship to continue to be highly effective by comparing the key terms of the hedged item, the hypothetical perfect swap and the actual swap. Here, the Company will evaluate if any changes have occurred with the terms of the hedged debt and confirm that there are no changes in the hypothetical derivative. The swap was structured to meet critical terms of the term loan debt. The swap is expected to remain highly effective for the life of the hedge. The Company will also evaluate whether the risk of default by the counterparty to the swap contract has changed. Default risk has not changed during the period and exposure to credit risk is considered low because the swap agreement has been entered into with a creditworthy institution.

     To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). No ineffectiveness was recognized in the current period. As of April 2, 2007, the fair value of the swap was recorded as a liability in other accrued expenses of $330 and the effective offset is recorded in accumulated other comprehensive income, net of tax, in our Consolidated Condensed Balance Sheet. The benefit to interest expense for the quarter ending April 2, 2007 was $19.
     The components of interest expense were as follows:

	Quarter Ended
	April 3, 2006	April 2, 2007
Interest expense	$(42)	$(3,549)
Amortization of debt issuance costs	(19)	(1,549)

Interest expense	$(61)	$(5,098)

(6) Comprehensive Income
     The components of accumulated other comprehensive income generally include foreign currency translation adjustments and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Quarter Ended
	April 3, 2006	April 2, 2007
Net income	$8,811	$8,465
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	165
Unrealized loss on effective cash flow hedges, net of tax	—	(208)

Total other comprehensive income (loss), net of tax	—	(43)

Comprehensive income	$8,811	$8,422

(7) Income Taxes
     Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109. Upon adoption of FIN 48, the Company recorded a decrease in the liability for unrecognized tax benefits of $338 and an increase to retained earnings of $338 representing the cumulative effect of the change in accounting principle. No change was recorded in the deferred income tax asset accounts. As of January 1, 2007, unrecognized income tax benefits totaled approximately $373. Of that amount, approximately $373 (net of the federal benefit on state income tax matters) carried in other long-term liabilities, net of current portion, represents the amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods.
     The Company and its subsidiaries are subject to U.S. federal, state, local and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. The Company has been notified that the Florida Department of Revenue intends to audit the Company’s 2003 – 2005 income tax returns. The State of California Franchise Tax Board has completed audits of the Company’s income tax returns for the 2000 – 2001 years. As of April 2, 2007 and January 1, 2007, the 2002 — 2006 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
     Estimated interest and penalties related to the unrecognized tax benefits are included in income tax expense and totaled $0 for the quarter ended April 2, 2007. Accrued interest and penalties were $41 and $41 as of January 1, 2007 and April 2, 2007, respectively, which, net of the federal benefit, is $27 and $27 as of January 1, 2007 and April 2, 2007, respectively.
(8)  Commitments and Contingencies
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
     Prior to the Company’s acquisition of PCG, PCG made legal commitments to the U.S. Environmental Protection Agency (“U.S. EPA”) and the State of Connecticut regarding settlement of enforcement actions against the PCG facilities in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (“DEP”) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the US EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and completion of a wastewater audit and installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of April 2, 2007, approximately $1,000 remains to be expended in the form of capital improvements to meet the rinse water recycling systems requirements. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.
     The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at December 31, 2006 and April 2, 2007.
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
     The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at two Connecticut sites, and the ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company is also obligated to investigate the third Connecticut site as a result of the PCG acquisition under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs of approximately $875 and $890 as of December 31, 2006 and April 2, 2007, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $952 to $1,212 on an undiscounted basis. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none is estimated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation and monitoring of results achieved. As of April 2, 2007, the Company anticipates paying these costs ratably over the next 12 to 60 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.
(9) Earnings Per Share
     Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

     The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarters ended April 3, 2006 and April 2, 2007:

	Quarter Ended April 3, 2006			Quarter Ended April 2, 2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$8,811	41,441	$0.21	$8,465	42,149	$0.20
Dilutive effect of options		537			249

Diluted EPS	$8,811	41,978	$0.21	$8,465	42,398	$0.20

     The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on earnings per common share. Stock options and restricted stock units to purchase 1,479 and 2,528 shares of common stock for the quarters ended April 3, 2006, and April 2, 2007, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.
(10) Stock-Based Compensation
     In June 2006, the Company adopted the 2006 Incentive Compensation Plan (“The Plan”). The Plan provides for the grant of “Incentive Stock Options,” as defined by the Internal Revenue Code (the “Code”), and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under this Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Other types of awards such as restricted stock units and stock appreciation rights are also permitted under the Plan. This plan allows for the issuance of 6,873 shares through the Plan’s expiration date of June 22, 2016. Prior to the adoption of the Plan, the Company adopted the Amended and Restated Management Stock Option Plan (the “Prior Plan”) in 2000. The Prior Plan provided for the grant of “Incentive Stock Options,” as defined by the Code, and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under the Plan and the Prior Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Under both the Plan and the Prior Plan, the exercise price is determined by the compensation committee of the Board of Directors and, for options intended to qualify as Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, generally four years for employees and three or four years for non-employee directors. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. Awards under the Prior Plan ceased as of June 22, 2006. For the quarter ended April 2, 2007, of the 2,605 options outstanding, 452 options were issued under the Plan and 2,153 options were issued under the Prior Plan. Additionally 472 restricted stock units were issued under the Plan and were outstanding as of April 2, 2007. These restricted stock units will vest over three years. The restricted stock units do not have voting rights.
     Upon the exercise of outstanding stock options or vesting of restricted stock units, the Company’s practice is to issue new registered shares that are reserved for issuance under the Plan and Prior Plan.
     Stock-based compensation expense recognized in the financial statements in the quarters ended April 3, 2006 and April 2, 2007 was classified as follows:

	Quarter ended
	April 3, 2006	April 2, 2007
Cost of goods sold	$90	$187
Selling and marketing	20	50
General and administrative	145	423

Stock-based compensation expense recognized	$255	$660
Income tax benefit recognized	(8)	(157)

Total stock-based compensation expense after income taxes	$247	503

     There were no grants of stock option awards during the quarter ended April 2, 2007. As of April 2, 2007, $5,050 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.

     Restricted stock unit activity under the Plan for the quarter ended April 2, 2007 was as follows:

Weighted-
	Shares	Average Grant
	(in thousands)	Date Fair Value
Nonvested at December 31, 2006	—	$—
Granted	472	10.58
Vested	—	—
Forfeited	—	—

Nonvested at April 2, 2007	472	$10.58

     We estimate the value of share-based restricted stock unit awards on the date of grant using the closing share price. As of April 2, 2007, $4,227 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.4 years.
(11) Customer Concentration
     The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”). The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
     For the fiscal quarter ended April 2, 2007, one customer accounted for approximately 11% of net sales. For the fiscal quarter ended April 3, 2006, two customers accounted for approximately 29% and 11% of net sales. Sales to our ten largest customers were 60% and 45% of net sales in the fiscal quarters ended April 3, 2006 and April 2, 2007, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
(12) Concentration of Credit Risk
     In the normal course of business, the Company extends credit to its customers, which are concentrated in the networking/communications and aerospace/defense end markets and some of which are located outside the United States. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company makes judgments as to its ability to collect outstanding trade receivables when collection becomes doubtful. Provisions are made based upon a specific review of significant outstanding invoices, historical collection experience and current economic trends.
     For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due. As of December 31, 2006 and April 2, 2007, five customers in the aggregate accounted for 33% and 33%, respectively, of total accounts receivable at each period end. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
(13) Segment Information
     The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources. Effective October 27, 2006, with the purchase of PCG (see Note 2), the Company has two reportable segments: PCB Manufacturing and Commercial Assembly. Prior to October 27, 2006, the Company operated in one operating segment. These reportable segments are each managed separately as they distribute and manufacture distinct products with different production processes. Each reportable segment operates predominately in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution. PCB Manufacturing fabricates printed circuit boards, and Commercial Assembly is a contract manufacturing business which specializes in assembling backplanes and subsystem assemblies.
     The Company evaluates segment performance based on operating segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All intercompany transactions, primarily sales of PCBs from the PCB Manufacturing segment to the Commercial Assembly segment, have been eliminated. Reportable segment assets exclude short-term investments, which are managed centrally.

	Quarter Ended
	April 3, 2006	April 2, 2007
Net Sales:
PCB Manufacturing	$72,688	$152,151
Commercial Assembly	—	33,657

Total Sales	72,688	185,808
Inter-segment sales	—	(8,911)

Total Net Sales	72,688	$176,897

Operating Segment Income:
PCB Manufacturing	$13,290	$16,397
Commercial Assembly	—	2,452

Total operating segment income	13,290	18,849
Amortization of intangibles	(330)	(1,055)

Total operating income	12,960	17,794
Total other income (expense)	916	(4,339)

Income before income taxes	$13,876	$13,455

	Quarter Ended
	December 31, 2006	April 2, 2007
Segment Assets:
PCB Manufacturing	$497,206	$486,977
Commercial Assembly	65,496	50,454
Unallocated corporate assets	10,996	—

Total assets	$573,698	$537,431

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
     This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.
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
     On October 27, 2006, we completed the acquisition of PCG from Tyco International Ltd. The total purchase price of this acquisition was $226.8 million, excluding acquisition costs. This acquisition enhanced our business in the following ways:
•	positioned us as the largest PCB fabricator in North America as well as the largest PCB fabricator in the defense and aerospace end market;

•	expanded and diversified our customer base;

•	added complementary commercial PCB fabrication facilities to our original three commercial PCB manufacturing sites;

•	added global backplane and sub-system assembly capability;

•	entered the backplane assembly market in China with a facility in Shanghai;

•	expanded engineering and materials expertise.
     We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of April 2, 2007, we had approximately 945 customers and approximately 575 as of April 3, 2006. Sales to our 10 largest customers accounted for 60% of our net sales in the first fiscal quarter 2006 and 45% of our net sales in the first fiscal quarter 2007. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 45% and 24% of our net sales in the first fiscal quarter 2006 and 2007, respectively.
     The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated. Because of the significant increase in aerospace/defense business due to the recent acquisition of PCG, we have modified our end market classifications to more accurately portray our resulting customer base.

	First Fiscal Quarter
End Markets (1)	2006	2007
Networking/Communications	42%	43%
Computing/Storage/Peripherals	32	13
Medical/Industrial/Instrumentation/Other	13	16
Aerospace/Defense	13	28

Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
     For PCBs we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders decreased from approximately 21% of net PCB sales in the first quarter 2006 to 15% of net PCB sales in the first quarter 2007, due to the inclusion of the PCG facilities, which focus primarily on standard lead-time services. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
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
     Our interest expense relates to our senior secured credit facility and our other long-term obligations as well as the amortization of debt issuance costs of the loan origination fees and related legal and administrative expenses. Interest and other income consist primarily of interest received on our cash and short-term investment balances.
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
     Accounting policies for which significant judgments and estimates are made to include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; establishing the fair value of derivative financial instruments; realizability of deferred tax assets; establishing the fair value of individual assets acquired and individual liabilities assumed when we acquire other businesses; determining stock-based compensation expense, self-insured medical reserves, asset retirement obligations and environmental liabilities. A detailed description of these estimates and our policies to account for them is included in the notes to our consolidated financial statements in the Company’s most recent Annual Report on Form 10-K.
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
     We have significant long-lived tangible and intangible assets consisting of property, plant and equipment; goodwill; and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. During the fourth fiscal quarter 2006, we performed an impairment assessment of our goodwill, which required the use of a fair-value based analysis, and determined that no impairment existed. At April 2, 2007, we determined that there were no events or changes in circumstances that indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.
     The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company does not use derivative financial instruments for trading or speculative purposes and current derivative financial instruments are limited to a single interest rate swap agreement. On October 27, 2006, the Company entered into a Credit Agreement. The Credit Agreement provides for a $200.0 million senior term loan, which bears interest at a floating rate. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. The Company is required by the Credit Agreement to provide either a fixed interest rate or interest rate protection on at least 40% of its total outstanding term loan debt, for a period of three years. To satisfy this requirement the Company has entered into a fixed interest rate swap agreement to manage fluctuations in cash flows resulting from changes in interest rates on its variable rate debt. The Company’s interest rate swap agreement effectively converts approximately 40% or more of our variable rate term debt to fixed rate debt, mitigating our exposure to increases in interest rates. At April 2, 2007, all of the total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swap. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 47% of our total debt portfolio as of April 2, 2007.
     When the derivative contract was executed, the Company designated the derivative instrument as a hedge of the variability of cash flows to be paid (cash flow hedge) on the first interest payments of the debt. For its hedging relationship, the Company formally documented the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in hedging transactions is highly effective in offsetting changes in cash flows of hedged items.
     Derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair value of our interest rate swap is determined based on current market quotes for the underlying LIBOR interest rate. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. The value of the actual difference between the market rate and the hedged rate applied to the notional value of the hedge is recorded to interest expense each period. To the extent the swap provides an effective hedge, the differences between the fair value and the book value of the swap is recognized in accumulated other comprehensive income, net of tax, as a component of shareholders’ equity.
     Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At April 2, 2007, we have net deferred income tax assets of $6.4 million, which is net of a valuation allowance of approximately $2.4 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what already is recorded, we would reverse all or a portion of valuation allowance in the period the determination is made. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
     We apply the provisions of purchase accounting when recording our acquisitions. Application of purchase accounting requires that we estimate the fair value of the individual assets acquired and liabilities assumed of a business. Determination of the fair value of the assets involves a number of judgments and estimates. In our acquisitions to date, we have engaged an outside valuation firm to provide us with an appraisal report, which we utilized in determining the purchase price allocation. The allocation of the purchase price to different asset classes impacts the depreciation and amortization expense we subsequently record. The principal assets we have acquired to date are receivables, inventory, real estate, property and equipment, as well as intangible assets such as customer relationships. The principal liabilities we have assumed to date are payables, asset retirement obligations and future environmental remediation obligations. The fair values assigned to certain assets acquired and liabilities assumed in our 2006 acquisition of Tyco Printed Circuit Group has not been finalized and is subject to change pending the receipt of additional information necessary to finalize the fair values of: accounts receivable; property, plant and equipment; asset retirement obligations; environmental reserves; and certain other accrued liabilities. The additional information includes, among other items, adequate support for certain credits in the accounts receivable, completion of the appraisals being obtained on certain property and equipment, and information being obtained to finalize the values of asset retirement obligations, environmental reserves and certain other accrued liabilities. The Company will continue to obtain the necessary information to finalize the fair values of these items during 2007 and may make further purchase accounting adjustments, if appropriate, which would primarily affect the amount of goodwill that we recorded.
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
     The Company accounts for share-based payment awards using the fair value recognition provisions of SFAS No. 123R “Share-Based Payments” (“SFAS 123R”). Under the guidance of SFAS 123R, we recognize compensation expense for all share-based payments granted on and after January 1, 2006, and prior to but not yet vested as of January 1, 2006, which was the date of adoption. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award using a straight-line method.
     We estimate the value of share-based restricted stock unit awards on the date of grant using the closing share price. We estimate the value of share-based option awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based option payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated our forfeiture rate to be 7 percent. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended December 31, 2006, share-based compensation expense was $1.6 million. At April 2, 2007, total unrecognized estimated compensation expense related to non-vested stock options was $5.0 million, which is expected to be recognized over a weighted-average period of 1.5 years. As of April 2, 2007, $4.2 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.4 years.
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

Results of Operations
First Fiscal Quarter 2007 Compared to the First Fiscal Quarter 2006
     There were 93 and 92 days in the first fiscal quarters 2006 and 2007, respectively.
     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	April 3, 2006	April 2, 2007
Net sales	100.0%	100.0%
Cost of goods sold	72.2	80.4

Gross profit	27.8	19.6

Operating expenses:
Selling and marketing	4.6	4.3
General and administrative	5.0	4.7
Amortization of definite-lived intangibles	0.4	0.5

Total operating expenses	10.0	9.5

Operating income	17.8	10.1
Other income (expense):
Interest expense	(0.1)	(2.9)
Interest income and other, net	1.4	0.4

Total other income (expense), net	1.3	(2.5)

Income before income taxes	19.1	7.6
Income tax provision	(7.0)	(2.8)

Net income	12.1%	4.8%

Business Segments
     The Company has two reportable segments: PCB Manufacturing and Commercial Assembly. Prior to our acquisition of PCG we had one reportable segment. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Commercial Assembly is a contract manufacturing business that specializes in assembling backplanes into subassemblies and subsystem assemblies. Our Commercial Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB manufacturing segment is composed of nine domestic PCB fabrication plants and an assembly operation that is closely affiliated with one of the PCB manufacturing plants and primarily serves aerospace/defense customers.
     We evaluate each segment on the basis of segment operating income, which excludes profit on inter-segment sales, amortization of intangible assets, certain interest income and expense, and income tax expense. Corporate expenses and certain centrally-managed expenses are allocated to the PCB Manufacturing segment. The following table presents sales and operating income for our reportable segments. For further information regarding our reportable segments, refer to Note 13 to our consolidated condensed financial statements.

	Quarter Ended
	April 3, 2006	April 2, 2007
Net sales:
PCB Manufacturing	$72,688	$152,151
Commercial Assembly	—	33,657

Total Sales	72,688	185,808
Inter-segment sales	—	(8,911)

Total Net Sales	72,688	$176,897

Operating income:
PCB Manufacturing	$13,290	$16,397
Commercial Assembly	—	2,452

Total operating segment income	13,290	18,849
Amortization of intangibles	(330)	(1,055)

Total operating income	12,960	17,794
Total other income (expense)	916	(4,339)

Income before income taxes	$13,876	$13,455

     The first fiscal quarter 2006 does not include the results of operations from our PCG acquisition, which occurred on October 27, 2006. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.
Net Sales
     Net sales increased $104.2 million, or 143.3%, from $72.7 million in the first fiscal quarter 2006 to $176.9 million in the first fiscal quarter 2007 mainly due to the addition of the PCG facilities. The $104.2 million increase in sales represented $108.7 million in sales from our PCG acquisition, including $31.1 million from the commercial assembly segment, offset by a $4.5 million reduction in sales from our original facilities. Volume increased approximately 82% due to the inclusion of the PCG facilities. Prices rose approximately 1% due to increased demand for PCBs as well as a shift in production mix toward more high technology production. Our quick-turn production, which generally is characterized by higher prices, decreased from 21% of PCB revenue in the first fiscal quarter 2006 to 15% of PCB revenue in the first fiscal quarter 2007 due to the inclusion of the PCG facilities, which focus primarily on standard lead-time services.
Gross Profit
     Cost of goods sold increased $89.7 million, or 170.9%, from $52.5 million for the first fiscal quarter 2006 to $142.2 million for the first fiscal quarter 2007. Cost of goods sold rose mainly due to the addition of the PCG facilities and increased material prices. As a percentage of net sales, cost of goods sold increased from 72.2% for the first fiscal quarter 2006 to 80.4% for the first fiscal quarter 2007 primarily due to increased cost content in the newly acquired commercial assembly business. In addition, higher wage rates, greater headcount, increased incentive compensation and the inclusion of restricted stock expense led to increased labor costs.
     As a result of the foregoing, gross profit increased $14.5 million, or 71.8%, from $20.2 million for the first fiscal quarter 2006 to $34.7 million for the first fiscal quarter 2007. Our gross margin decreased from 27.8% in the first fiscal quarter 2006 to 19.6% in the first fiscal quarter 2007. The decrease in our gross margin was due to higher cost of goods sold as a percent of sales, which increased due to the factors discussed above and the inclusion of the commercial assembly operations, which have inherently lower gross margins.
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
Operating Expenses
     Selling and marketing expenses increased $4.2 million, or 123.5%, from $3.4 million for the first fiscal quarter 2006 to $7.6 million for the first fiscal quarter 2007, primarily due to the inclusion of the PCG facilities in our results for 2006 as well as higher commission expense due to higher revenue. As a percentage of net sales, selling and marketing expenses decreased from 4.6% in the first fiscal quarter 2006 to 4.3% in the first fiscal quarter 2007 due to greater absorption of fixed costs.
     General and administrative expenses and amortization of definite-lived intangibles increased $5.5 million from $3.9 million, or 5.4% of net sales, for the first fiscal quarter 2006 to $9.4 million, or 5.2% of net sales, for the first fiscal quarter 2007. The increase in expenses resulted primarily from the inclusion of the PCG facilities in our results for the first fiscal quarter 2007. Other factors that increased general and administrative expense were higher amortization of intangibles related to the acquisition of the PCG business and higher stock-based compensation expense as well as increased accounting, legal fees, and consulting expenses related to completion and integration of the acquisition.
Other Income (Expense)
     Other income (expense) declined $5.2 million from income of $0.9 million in the first fiscal quarter 2006 to expense of $4.3 million in the first fiscal quarter 2007. This net decrease resulted from an increase of $5.0 million in interest expense and amortization of debt issuance costs related to our new $200 million senior secured term loan used to fund the acquisition of PCG and a decrease of $0.2 million from interest earned on lower balances in cash and cash equivalents and short-term investments.
Income Taxes
     The provision for income taxes decreased from a $5.1 million provision for first fiscal quarter 2006 to a $5.0 million provision for the first fiscal quarter 2007. Our effective tax rate was 36.5% in first fiscal quarter 2006, and 37.1% in first fiscal quarter 2007. Our effective tax rate is primarily impacted by the federal income tax rate; apportioned state income tax rates; utilization of other credits and deductions available to us; and certain non-deductible items. During our first fiscal quarter 2007, we revalued our state deferred income tax assets and liabilities to reflect the rates which are expected to apply to taxable income in the periods in which the temporary differences are expected to reverse. The net impact of this revaluation was insignificant on the first fiscal quarter provision for income tax. The increase from this rate to the first fiscal quarter 2007 effective tax rate of 37.1% is due primarily to the acquisition of the PCG facilities, which are generally in states with higher tax rates, most notably California.
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
     As of April 2, 2007, we had net working capital of approximately $95.7 million, compared to $127.4 million as of December 31, 2006. The decrease in working capital is primarily attributable to the repayment of $50.0 million of our outstanding debt during the first fiscal quarter 2007 offset by reduced accounts receivable, increased accounts payable as well as cash generated from earnings.
     Our 2007 capital expenditure plan is expected to total approximately $15 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities at certain of our facilities.
     The following table provides information on contractual obligations as of April 2, 2007 (in thousands):

Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	$8,525	$2,327	$4,070	$780	$1,347
Debt obligations	150,000	55,000	2,532	2,532	89,936
Interest on debt obligations (2)	41,845	8,841	14,159	13,777	5,068

Total contractual obligations	$200,370	$66,168	$20,761	$17,089	$96,351

(1)	FIN 48 unrecognized tax benefits of $373 are not included in table above as management considers this amount not material.

(2)	For variable rate debt, interest is based upon the rates in effect at April 2, 2007, adjusted for the impact of our interest rate hedge entered into January 25, 2007.
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
     Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our five-year senior secured $40 million revolving credit facility will be adequate to meet our currently anticipated debt service, capital expenditure, and working capital needs for the next 12 months. Our principal liquidity needs for periods beyond the next 12 months are to meet debt service requirements as well as for other contractual obligations as indicated in our contractual obligations table above and for capital purchases under our annual capital expenditure plan.
     Net cash provided by operating activities was $28.3 million in the first fiscal quarter 2007, compared to $10.0 million in the first fiscal quarter 2006. Our first fiscal quarter 2007 operating cash flow of $28.3 million primarily reflects net income of $8.5 million, $8.5 million of depreciation and amortization, a net decrease in working capital of $ 10.5 million and $0.8 million from a variety of other factors.
     Net cash provided by investing activities was $7.4 million in the first fiscal quarter 2007, compared to net cash used in investing activities of $15.3 million in the first fiscal quarter 2006. In the first fiscal quarter 2007, we made net purchases of approximately $3.6 million of property, plant, and equipment, offset by a reduction of $11.0 million in our net short-term investments.
     Net cash used in financing activities was $50.3 million in the first fiscal quarter 2007, compared to net cash provided by financing activities of $1.3 million in the first fiscal quarter 2006. Our first fiscal quarter 2007 financing net cash flow reflects repayment of $50.0 million of our outstanding debt, repayment of $0.7 million capital lease obligations and $0.1 million from a variety of other factors, partially offset by $0.5 million from the proceeds of employee stock option exercises. As of the first fiscal quarter 2007, we had $150 million of long-term debt obligations outstanding under our senior secured term loan facility and no borrowing outstanding under our senior secured revolving credit facility.
     In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded as a cost of the acquisition involuntary employee severance and other exit activity liabilities of $3,225 associated with its plan to close the PCG Dallas, Oregon, facility, and terminate certain sales employees of the acquired business. Prior to completing the acquisition, the Company began assessing the need to close certain PCG facilities and on December 7, 2006, the Company finalized its plan to close the Dallas facility. The closure of the Dallas facility is expected to be completed during the second quarter of 2007 after which the Company will commence the process of selling the building and certain assets. The company also recorded a charge of $199 in 2006 to establish a restructuring reserve for a corporate realignment, all of which was still accrued at December 31, 2006. The beginning and ending balance of restructuring charges is included in other accrued expenses. The table below shows the utilization of the accrued restructuring charges during the quarter ended April 2, 2007.

	Severance	Other Exit Charges	Total
Accrued at December 31, 2006	$3,147	$114	$3,261
Utilization	(1,075)	(13)	(1,088)

Accrued at April 2, 2007	$2,072	$101	$2,173

     On October 27, 2006, we entered into a credit agreement (the “Credit Agreement”) with certain lenders lead by UBS Securities LLC. The Credit Agreement provides for a $200 million senior secured term loan that matures in October 2012, and a $40 million senior secured revolving loan facility, that matures in October 2011. Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate (the “Alternate Base Rate”) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternate Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Under terms of the Credit Agreement, borrowings under the term loan and the revolving loan facility will, at the Borrower’s option, initially bear interest at a rate based on either (a) LIBOR plus 2.25% or (b) the Alternate Base rate plus 1.25%. The applicable interest margins on both Alternate Base Rate loans and LIBOR loans under the revolving loan facility may decrease under the terms of the Credit Agreement by up to 0.5% as our leverage ratio decreases. There is no provision in the credit agreement, other than in the event of default, for these interest margins to increase. Each calendar year we are required to repay 1% of the outstanding term loan balance, subject to adjustment for prior period repayments, and excess cash flow as defined in the credit agreement. Discretionary use of cash or cash flow by the Company is constrained by certain leverage and interest coverage ratio tests required to be met under the terms of our Credit Agreement. These ratios become more restrictive over each of the next successive quarters. If the financial performance of our business falls short of expectations, we might be required to repay additional debt beyond current planned repayments.
     The Credit Agreement contains customary limitations, including limitations on indebtedness; limitations on liens; limitations on investments and acquisitions; limitations on dividends, stock repurchases, stock redemptions and the redemption or prepayment of other debt; limitations on mergers, consolidations or sales of assets; limitations on capital expenditures; and limitations on transactions with affiliates. We are also subject to financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio and limitations on capital expenditures. The leverage ratio is the ratio of total indebtedness to consolidated EBITDA, and the interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense. EBITDA used for our debt covenants is adjusted for certain costs related to our PCG transactions (not to exceed $9 million) and other non-cash charges as defined in the credit agreement. Our maximum leverage ratio covenant ranges from 1.85:1 to 1:00:1 during the term of the agreement. Our minimum interest coverage ratio ranges from 5.75:1 to 10.50:1 during the term. The term loan and revolving loan facility are secured by substantially all of our domestic assets and 65% of our foreign assets.
     On January 25, 2007, we entered into an interest rate swap, to comply with the terms of our credit agreement, to hedge 40% or $70.0 million of our outstanding debt. This amount reflects a repayment of $25.0 million of the debt that occurred on January 2, 2007. The interest rate swap has been designated as a cash flow hedge and will be accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments” – See Note 5 of the Notes to the Condensed Consolidated Financial Statements.
Impact of Inflation
     We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we generally will be able to pass along component price increases to our customers.
Seasonality
     We have historically experienced some seasonality in our second and third fiscal quarters in our computing/storage/peripherals end market.
Fair Value of Financial Instruments
     The carrying amounts of assets and liabilities as reported on the balance sheets at December 31, 2006 and April 2, 2007, which qualify as financial instruments, approximate fair value. As of December 31, 2006, the Company had a $200,000 term loan outstanding, and the fair value, based on quoted market prices, of the Company’s term loan was $201,000. As of April 2, 2006, the Company had a $150,000 term loan outstanding, and the fair value, based on quoted market prices, of the Company’s term loan was $150,750. The fair value of this term loan may increase or decrease due to various factors, including fluctuations in the market price of the Company’s common stock, fluctuations in market interest rates and fluctuations in general economic conditions.
Recent Accounting Pronouncements
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We are exposed to interest rate risk relating to our senior secured term loan, which bears interest at (a) either an alternate base rate plus an applicable margin or (b) LIBOR plus an additional margin. A 1.0% increase in the interest rate would result in a $1.3 million increase in interest expense per annum.
     Our revolving credit facility bears interest at floating rates. The revolving credit facility bears interest ranging from 1.75% to 2.25% per year plus the applicable LIBOR or from 0.75% to 1.25% per year plus the Alternate Base Rate, as defined in our credit agreement. As of April 2, 2007, we have no outstanding revolving loans. However, $0.3 million of the available capacity for letters of credit is utilized in support of a real estate lease.
     On January 25, 2007, we entered into an interest rate swap to comply with the terms of our credit agreement to hedge 40%, or $70.0 million, of our outstanding debt, effectively fixing the interest rate for such portion of our outstanding debt at 7.46%. This amount reflects a repayment of $25.0 million of the debt on January 2, 2007. The interest rate swap has been designated as a cash flow hedge and amortizes to a zero notional value on January 25, 2010. Accounting for this swap agreement is covered by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. As of April 2, 2007, the fair value of the swap was recorded as a liability in other accrued expenses of $330 and the effective offset is recorded in accumulated other comprehensive income, net of tax, in our Consolidated Condensed Balance Sheet. The benefit to interest expense for the quarter ending April 2, 2007 was $19.
     Foreign Currency Exchange Risk. We are subject to risks associated with transactions that are denominated in currencies other than the US dollar, as well as the effects of translating amounts denominated in a foreign currency to the US dollar as a normal part of the reporting process. Our recently acquired Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains and losses on transactions denominated in currencies other than the US dollar were not material during the fiscal quarters ended April 3, 2006 and April 2, 2007. We currently do not utilize any derivative instruments to hedge foreign currency risks.
Item 4. Controls and Procedures
     An evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 2, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the three months ended April 2, 2007, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
     In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-Q or the other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.
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
     As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our existing business. On October 27, 2006, we acquired the Printed Circuit Group business unit from Tyco International Ltd. The acquired PCG business generally consists of nine printed circuit board or backplane and subassembly plants, including one in China, and the total purchase price was $226.8 million, excluding acquisition costs.
     We paid for the transaction from our available cash and cash equivalents and from a new senior credit financing. We obtained a new senior secured term loan of $200 million with a six-year maturity and a senior secured revolving credit facility of $40 million with a five-year maturity from a syndicate of financial institutions. The term loan and revolving credit facility are secured by substantially all of our domestic assets and 65% of our foreign assets.
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
     On April 2, 2007, we had total indebtedness of approximately $150 million, which represented approximately 34% of our total capitalization.
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
     A small number of customers are responsible for a significant portion of our net sales. Our five largest OEM customers accounted for approximately 39% of our net sales in 2006 and approximately 24% of our net sales in the first fiscal quarter 2007. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. As a result of the acquisition of PCG, our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.
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
     Our 10 largest customers accounted for approximately 53% of our net sales in 2006 and approximately 45% of our net sales in the first fiscal quarter 2007. Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.
     Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 12% of our net accounts receivable as of April 2, 2007 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.
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
     A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, unexpected revenue shortfalls may decrease our gross margins. In addition, we have experienced sales fluctuations due to seasonal patterns in the capital budgeting and purchasing cycles, as well as inventory management practices of our customers and the end markets we serve. In particular, the seasonality of the computer industry and quick-turn ordering patterns affect the overall printed circuit board industry. These seasonal trends have caused fluctuations in our quarterly operating results in the past and may continue to do so in the future. Results of operations in any quarterly period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock likely would decline.
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
     Sales to EMS providers represented approximately 65% of our net sales in 2006 and approximately 51% of our net sales in the first fiscal quarter 2007. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.
If events or circumstances occur in our business that indicate that our goodwill and intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.
     As of April 2, 2007, our consolidated balance sheet reflected $158.2 million of goodwill and intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.
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
     We are exposed to interest rate risk relating to our senior secured term loan and revolving credit facility, which bears interest at either the Alternate Base Rate, as defined in our credit agreement, plus an applicable margin or LIBOR plus an additional margin. The interest rate on our term loan is linked to LIBOR and re-prices at intervals of 30, 60, 90, or 180 days as selected by the Company. A 1.0% increase in the interest rate would result in an increase of approximately $1.3 million in interest expense per year.
     Our revolving credit facility bears interest at floating rates. The revolving credit facility bears interest at rates ranging from 1.75% to 2.25% per year plus the applicable LIBOR or from 0.75% to 1.25% per year plus the Alternate Base Rate. As of April 2, 2007, we have no outstanding revolving loans.
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
     A portion of our cash and other current assets are held in currencies other than the U.S. dollar. As of April 2, 2007, we had approximately $21.8 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.
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
     The PCG facilities we acquired from Tyco International Ltd. generate a significant portion of our revenue. Over time, the PCG locations developed business relationships with other Tyco entities. These relationships involved the purchase of raw materials from other Tyco entities and sale of products to other Tyco entities. Sales to other Tyco entities accounted for approximately $2.3 million of our net sales in the first fiscal quarter 2007. If we are unable to maintain these relationships or if the pricing with the Tyco entities changes as a result of the acquisition of PCG, we could face higher raw material costs or lower revenues if the Tyco entities elect to purchase product from other suppliers.
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
     As of April 2, 2007, we had deferred tax assets of approximately $6.4 million, which is net of a valuation allowance of $2.4 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

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

TTM Technologies, Inc.

Dated: May 14, 2007	/s/ Kenton K. Alder Kenton K. Alder
President and Chief Executive Officer

Dated: May 14, 2007	/s/ Steven W. Richards Steven W. Richards
Chief Financial Officer and Secretary

Exhibit Index

Exhibit
Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.