Form 10-Q
period 2007-07-02
TTM TECHNOLOGIES INC
filed 2007-08-13
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of common stock, $0.001 par value, of registrant outstanding at August 8, 2007: 42,259,274

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2006 and July 2, 2007
(unaudited)
(In thousands)

	December 31,	July 2,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$59,660	$26,131
Short-term investments	10,996	—
Accounts receivable, net of allowances of $7,201 and $8,024, respectively	125,435	110,366
Inventories, net	67,020	64,585
Prepaid expenses and other	3,924	2,827
Income taxes receivable	717	109
Asset held for sale	—	1,587
Deferred income taxes	3,996	3,996

Total current assets	271,748	209,601

Property, plant and equipment:
Property, plant and equipment	206,686	192,890
Less: accumulated depreciation	(55,849)	(65,047)

Property, plant and equipment, net	150,837	127,843

Other assets:
Debt issuance costs, net of accumulated amortization of $175 and $2,713, respectively	5,711	3,349
Deferred income taxes	2,685	1,684
Goodwill	115,627	133,178
Definite-lived intangibles, net of accumulated amortization of $9,614 and $11,748, respectively	26,235	24,100
Deposits and other	855	852

Total other assets	151,113	163,163

	$573,698	$500,607

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt	$60,705	$50,000
Accounts payable	49,276	45,402
Accrued salaries, wages and benefits	24,189	22,399
Other accrued expenses	10,173	5,306

Total current liabilities	144,343	123,107

Long-term debt, less current portion	140,000	70,000
Other long-term liabilities, less current portion	2,040	2,253

Total long-term liabilities	142,040	72,253

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 42,093 and 42,236 shares issued and outstanding, respectively	42	42
Additional paid-in capital	167,850	170,401
Retained earnings	119,316	134,303
Accumulated other comprehensive income	107	501

Total stockholders’ equity	287,315	305,247

	$573,698	$500,607

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter and Two Quarters Ended July 3, 2006 and July 2, 2007
(unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	July 3, 2006	July 2, 2007	July 3, 2006	July 2, 2007
Net sales	$76,683	$162,016	$149,371	$338,913
Cost of goods sold	53,714	132,470	106,199	274,646

Gross profit	22,969	29,546	43,172	64,267

Operating expenses:
Selling and marketing	3,454	7,551	6,813	15,111
General and administrative	3,663	7,890	7,247	16,232
Amortization of definite-lived intangibles	301	1,046	601	2,071

Total operating expenses	7,418	16,487	14,661	33,414

Operating income	15,551	13,059	28,511	30,853

Other income (expense):
Interest expense	(45)	(3,368)	(106)	(8,466)
Interest income and other, net	1,118	236	2,095	995

Total other income (expense), net	1,073	(3,132)	1,989	(7,471)

Income before income taxes	16,624	9,927	30,500	23,382
Income tax provision	(6,068)	(3,743)	(11,133)	(8,733)

Net income	$10,556	$6,184	$19,367	$14,649

Basic earnings per share	$0.25	$0.15	$0.47	$0.35

Diluted earnings per share	$0.25	$0.15	$0.46	$0.35

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Two Quarters Ended July 3, 2006 and July 2, 2007
(unaudited)
(In thousands)

	Two Quarters Ended
	July 3, 2006	July 2, 2007
Cash flows from operating activities:
Net income	$19,367	$14,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	4,856	11,604
Net gain on sale of property, plant and equipment	(12)	(200)
Amortization of definite-lived intangible assets	659	2,129
Amortization of debt issuance costs	—	2,538
Excess income tax benefit from common stock options exercised	(621)	(137)
Deferred income taxes	2,870	762
Stock-based compensation	589	1,545
Other	(182)	57
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable, net	(6,206)	14,026
Inventories, net	(1,322)	2,412
Prepaid expenses and other	803	1,089
Income tax receivable	—	609
Accounts payable	802	(3,874)
Accrued contingencies	(2,465)	(560)
Accrued salaries, wages and benefits and other accrued expenses	2,146	(4,635)
Income taxes payable	(471)	—

Net cash provided by operating activities	20,813	42,014

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(5,639)	(8,463)
Proceeds from sale of property, plant and equipment	22	1,283
Purchases of held-to-maturity short-term investments	(27,322)	—
Proceeds from redemptions of held-to-maturity short-term investments	28,385	11,000
Purchase of intangibles	(350)	—
Direct acquisition costs	(566)	—

Net cash provided by (used in) investing activities	(5,470)	3,820

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,750	799
Principal payments on long-term debt	—	(80,705)
Payment of debt issuance costs	—	(176)
Excess income tax benefit from common stock options exercised	621	137

Net cash provided by (used in) financing activities	4,371	(79,945)

Effect of foreign currency exchange rates on cash and cash equivalents	—	582

Net increase (decrease) in cash and cash equivalents	19,714	(33,529)
Cash and cash equivalents at beginning of period	61,258	59,660

Cash and cash equivalents at end of period	$80,972	$26,131

Supplemental cash flow information:
Cash paid for interest	$47	$5,259
Cash paid for income taxes	8,733	7,202
     Supplemental disclosures of noncash investing and financing activities:
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, we recognized a $338 decrease to our liability for unrecognized tax benefits, and a corresponding increase to our January 1, 2007 accumulated retained earnings beginning balance.
See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)
(1) Nature of Operations and Basis of Presentation
     TTM Technologies, Inc. (the “Company”), formerly Pacific Circuits, Inc., was incorporated under the laws of the State of Washington on March 20, 1978 and reincorporated under the laws of the State of Delaware on August 29, 2005. In July 1999, Power Circuits, Inc. was acquired, and on December 26, 2002, Honeywell Advanced Circuits, Inc., renamed to TTM Advanced Circuits, Inc., (“Advanced Circuits”), was acquired, and both became wholly owned subsidiaries of TTM Technologies, Inc. TTM Technologies International, Inc. was established as a wholly owned subsidiary of TTM Technologies, Inc. in December 2004.
     On October 27, 2006, TTM Technologies, Inc. acquired certain assets, assumed certain liabilities and acquired certain equity interests of Tyco Printed Circuit Group LP (“PCG”) from Tyco International, Ltd. In this transaction, the stock of Tyco Packaging Systems (Shanghai) Co. Ltd. and Tyco Iota, Ltd. were purchased, and the acquired assets and assumed liabilities were placed into new, wholly owned subsidiaries TTM Printed Circuit Group, Inc., TTM Technologies (Ireland) Ltd., TTM Technologies, (Ireland) EU Ltd., and TTM Technologies, (Switzerland) GmbH (see Note 2). TTM Technologies, Inc. and its wholly owned subsidiaries are collectively referred to as (“the Company”). The Company is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment and provides backplane and sub-system assembly services for both standard and specialty products in defense and commercial operations. The Company sells to a variety of customers located both within and outside of the United States of America.
     The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The second quarters ended July 3, 2006 and July 2, 2007 each contained 91 days. The two quarters ended July 3, 2006 and July 2, 2007 contained 184 and 183 days, respectively.
(2) Acquisition of Tyco Printed Circuit Group
     On October 27, 2006, the Company acquired substantially all of the assets of the Printed Circuit Group business unit of Tyco International Ltd. in accordance with the terms of the Stock and Asset Purchase Agreement, dated August 2, 2006, by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG, and TTM Printed Circuit Group, Inc. (“Agreement”). TTM Printed Circuit Group, Inc. (f/k/a TTM (Ozarks) Acquisition, Inc.) is a wholly owned subsidiary of TTM Technologies, Inc. The Tyco Printed Circuit Group (“PCG”) is a leading producer of complex, high performance and specialty printed circuit boards (“PCBs”), one of the major suppliers of aerospace and defense PCBs in North America, and a provider of backplane and sub-assembly services for both standard and specialty products in defense and commercial operations. The purchase makes the Company the largest North American manufacturer of PCBs. These factors contributed to establishing the purchase price, which resulted in the recognition of $70,025 of goodwill, $57,883 of which is expected to be deductible for income taxes. The purchase price was $226,784 in cash, which included adjustments of $1,184 for working capital and capital expenditures. The total cost of the acquisition, including transaction fees and expenses, was approximately $236,970, which included $6,050 in cash acquired.
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

Cash	$6,050
Other current assets	132,403
Property, plant and equipment	80,514
Intangible assets	17,470
Goodwill	70,025
Other non-current assets	318
Liabilities assumed	(69,810)

Net assets acquired	$236,970

     The fair values assigned to the assets acquired and liabilities assumed in our 2006 acquisition of PCG have not been finalized and are subject to change pending the receipt of additional information necessary to finalize the fair values of accounts receivable, property, plant and equipment and certain other accrued expenses. The additional information includes adequate support for certain credits in accounts receivable and information to finalize certain other accrued expenses. During the second quarter ended July 2, 2007, the Company continued to evaluate the fair market value of assets acquired and liabilities assumed including certain other accrued expenses. During the second quarter ended July 2, 2007, changes to the preliminary allocation of the purchase consideration were made to increase the fair value of accounts receivable, net, by $356 as a result of additional information received regarding fair value of certain receivables; decrease property, plant and equipment by $812 due to completion of the compilation and appraisal of property and equipment acquired at all but one of the plants; and reduce certain liabilities assumed in the amount of $254. As a result of these changes in preliminary purchase price allocations, the Company recorded a net increase to goodwill of $202. The preliminary allocation of the purchase consideration provided above reflects these purchase price adjustments. The Company will continue to obtain the necessary information to finalize the fair values of these items during 2007 and may make further purchase accounting adjustments, if appropriate, which would primarily affect the amount of goodwill that we recorded.
     In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded as a cost of the acquisition involuntary employee severance and other exit activity liabilities of $3,225 associated with its plan to close the PCG Dallas, Oregon facility, which is part of the PCB Manufacturing segment, and terminate certain sales employees of the acquired business. Prior to completing the acquisition, the Company began assessing the need to close certain PCG facilities, and on December 7, 2006, the Company finalized its plan to close the Dallas facility. Production was ceased at the Dallas facility during the second quarter of 2007 and the Company commenced the process of selling the building and certain assets. As of July 2, 2007 the Company reclassified the then preliminary determined fair value of the Dallas facility in the amount of $1,587 as held for sale. The Company also recorded a charge of $199 in 2006 to establish a restructuring reserve for a corporate realignment, all of which was fully paid at the end of the first quarter 2007. The beginning and ending balance of restructuring charges is included in other accrued expenses. The table below shows the utilization of the accrued restructuring charges during the second quarter ended July 2, 2007.

	Severance	Other Exit Charges	Total
Accrued at December 31, 2006	$3,147	$114	$3,261
Utilization	(3,058)	(65)	(3,123)

Accrued at July 2, 2007	$89	$49	$138

     The unaudited pro forma information below presents the results of operations for the quarter and two quarters ended July 3, 2006 as if the PCG acquisition occurred effective January 1, 2006, after giving effect to certain adjustments (depreciation and amortization of tangible and intangible assets, to remove expenses related to assets not acquired and liabilities not assumed, interest expense and amortization of deferred financing costs related to the acquisition debt and the related income tax effects). The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the presented period or of the results which may occur in the future.

	Quarter Ended	Two Quarters Ended
	July 3, 2006	July 3, 2006
Net sales	$181,171	$355,886
Net income	6,295	12,354
Basic earnings per share	$0.15	$0.30
Diluted earnings per share	$0.15	$0.29
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
     Short-term investments as of December 31, 2006 and July 2, 2007 were as follows:

	December 31, 2006	July 2, 2007
Available-for-sale:
Money market funds	$40,713	$16,918
Held-to-maturity:
Corporate bonds and notes	11,311	—
U.S. Treasury and federal agency securities	8,330	—

	19,641	—

Total short-term investments	60,354	16,918
Amounts classified as cash equivalents	49,358	16,918

Amounts classified as short-term investments	$10,996	$—

     As of July 2, 2007, the Company held no debt securities.
     For the year ended December 31, 2006 and each of the quarters ended July 3, 2006 and July 2, 2007, realized gains and losses upon the sale of available-for-sale investments were insignificant. Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of accumulated other comprehensive income. The specific identification method is used to compute the realized gains and losses on debt investments.
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
(4) Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories as of December 31, 2006 and July 2, 2007 consist of the following:

	December 31 , 2006	July 2, 2007
Raw materials	$22,718	$23,376
Work-in-process	37,804	34,415
Finished goods	6,498	6,794

	$67,020	$64,585

(5) Long-term Debt and Credit Agreement
     The following table summarizes the long-term debt of the Company at July 2, 2007:

July 2, 2007
Term loan due October 27, 2012	$120,000
Borrowings under revolving loan due October 27, 2011	—
Capitalized leases	—

120,000
Less current maturities	(50,000)

Long-term debt, less current maturities	$70,000

     On October 27, 2006, the Company entered into a credit agreement (the “Credit Agreement”) with certain lenders lead by UBS Securities LLC. The Credit Agreement provides for a $200,000 senior secured term loan, which matures in October 2012, and a $40,000 senior secured revolving loan facility, which matures in October 2011. Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate (the “Alternate Base Rate”) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternate Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Under terms of the Credit Agreement, borrowings under the term loan and the revolving loan facility will, at the Borrower’s option, initially bear interest at a rate based on either (a) LIBOR plus 2.25% or (b) the Alternate Base Rate plus 1.25%. The applicable interest margins on both Alternate Base Rate loans and LIBOR loans under the revolving loan facility may decrease under the terms of the Credit Agreement by up to 0.50% as the Company’s total leverage ratio decreases. There is no provision in the Credit Agreement, other than an event of default, for these interest margins to increase. Each calendar year the Company is required to repay 1% of the outstanding term loan balance, subject to adjustment for prior period repayments, and excess cash flow as defined in the Credit Agreement. Discretionary use of cash or cash flow by the Company is constrained by certain leverage and interest coverage ratio tests required to be met under the terms of the Credit Agreement. These ratios become more restrictive over each of the next successive quarters. If the financial performance of the Company falls short of expectations, then the Company might be required to repay additional debt beyond current planned repayments. At July 2, 2007 the Company is in compliance with all provisions of the credit agreement including the leverage and interest coverage ratios.
     At July 2, 2007 the weighted average interest rate on the outstanding borrowings was 7.51%. At December 31, 2006 the weighted average interest rate on the outstanding borrowings was 8.51%. This rate was higher at year end due to $95,000 of the borrowing being maintained under the Alternate Base Rate prior to repayment and entering a hedge. Additionally, the rate for the second fiscal quarter 2007 includes the benefit of the interest rate swap put in place on January 25, 2007. The Company capitalized $240 in interest expense in the second fiscal quarter to construction in progress for assets that are being constructed for use. This capitalized interest will be amortized over the useful life of the related asset once the asset is ready for its intended use. The revolving loan facility contains a $10,000 letter of credit sub-facility. The Company may borrow, repay, and reborrow under the revolving loan facility at any time. The New Financings are rated BB by Standard and Poor’s and B1 by Moody’s. The Company is required to pay an unused commitment fee of 0.50% per annum on the unused portion of the revolving facility. As of July 2, 2007, $300 of standby letters of credit were outstanding. Available borrowing capacity under the revolving loan facility was $39,700 at July 2, 2007.
     The Credit Agreement contains customary limitations, including limitations on the incurrence of debt; limitations on liens; limitations on investments and acquisitions; limitations on dividends, stock repurchases, stock redemptions and the redemption or prepayment of other debt; limitations on mergers, consolidations or sales of assets; limitations on capital expenditures; and limitations on transactions with affiliates. The Company is also subject to financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The term loan and revolving loan facility are secured by substantially all of the Company’s domestic assets and 65% of the Company’s foreign assets.
     Effective January 25, 2007, the Company entered into a three-year pay-fixed, receive floating (3-month LIBOR) amortizing interest rate swap arrangement with a notional amount of $70,000 at inception. The swap applied a fixed interest rate against the first interest payments of the portion of the $200,000 six-year term loan arrangement entered into to facilitate the acquisition of PCG. The notional amount of the swap amortizes to zero over the term of the swap, consistent with our planned debt pay down and the credit agreement requirement of maintaining interest rate protection on at least 40% of term loan debt at any given point in time. At the time of the inception of the swap, the balance of the term loan was $175,000. The notional value underlying the hedge at July 25, 2007 declined to $58,000. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.209%. As of July 2, 2007, the corresponding LIBOR rate was 5.355%.
     At swap inception, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company employed the dollar offset method by performing a shock test to assess effectiveness. At inception of the interest rate swap, and at least quarterly thereafter, on a retrospective basis, effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed using the hypothetical derivative method. Quarterly prospective testing will determine if the Company expects the hedging relationship to continue to be highly effective by comparing the key terms of the hedged item, the hypothetical perfect swap, and the actual swap. Here, the Company will evaluate if any changes have occurred with the terms of the hedged debt and confirm that there are no changes in the hypothetical derivative. The swap was structured to meet critical terms of the term loan debt. The swap is expected to remain highly effective for the life of the hedge. The Company will also evaluate whether the risk of default by the counterparty to the swap contract has changed. Default risk has not changed during the period and exposure to credit risk is considered low because the swap agreement has been entered into with a creditworthy institution.
     To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). No ineffectiveness was recognized in the current period. As of July 2, 2007, the fair value of the swap was recorded as an asset in other accrued expenses of $50 and the effective offset is recorded in accumulated other comprehensive income, net of tax, in our Consolidated Condensed Balance Sheet. The benefit to interest expense for the quarter ending July 2, 2007 was $24.

     The components of interest expense were as follows:

	Quarter Ended
	July 3, 2006	July 2, 2007
Interest expense	$(25)	$(2,379)
Amortization of debt issuance costs	(20)	(989)

Interest expense	$(45)	$(3,368)

	Two Quarters Ended
	July 3, 2006	July 2, 2007
Interest expense	$(67)	$(5,928)
Amortization of debt issuance costs	(39)	(2,538)

Interest expense	$(106)	$(8,466)

(6) Comprehensive Income
     The components of accumulated other comprehensive income generally include foreign currency translation adjustments and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Quarter Ended
	July 3, 2006	July 2, 2007
Net income	$10,556	$6,184
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	199
Unrealized gain on effective cash flow hedges, net of tax	—	237

Total other comprehensive income, net of tax	—	436

Comprehensive income	$10,566	$6,620

	Two Quarters Ended
	July 3, 2006	July 2, 2007
Net income	$19,367	$14,649
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	365
Unrealized gain on effective cash flow hedges, net of tax	—	29

Total other comprehensive income, net of tax	—	394

Comprehensive income	$19,367	$15,043

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
     The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. The Company has been notified that the Florida Department of Revenue intends to audit the Company’s 2003 – 2005 income tax returns. The State of California Franchise

Tax Board has completed audits of the Company’s income tax returns for the 2000 – 2001 years. As of July 2, 2007 and January 1, 2007, the 2002 — 2006 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
     Estimated interest and penalties related to the unrecognized tax benefits are included in income tax expense and totaled $0 for the quarter ended July 2, 2007. Accrued interest and penalties were $41 as of January 1, 2007 and July 2, 2007, which, net of the federal benefit, is $27 as of January 1, 2007 and July 2, 2007.
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
     Prior to the Company’s acquisition of PCG, PCG made legal commitments to the U.S. Environmental Protection Agency (“U.S. EPA”) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (“DEP”) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the US EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of July 2, 2007, approximately $800 remains to be expended in the form of capital improvements to meet the rinse water recycling systems requirements. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.
     The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies that are probable and estimable at December 31, 2006 and July 2, 2007.
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
     The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at two Connecticut sites, and the ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The Company is also obligated to investigate the third Connecticut site as a result of the PCG acquisition under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs of approximately $875 and $870 as of December 31, 2006 and July 2, 2007, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $915 to $1,175 on an undiscounted basis. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none is estimated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation, and monitoring of results achieved. As of July 2, 2007, the Company anticipates paying these costs ratably over the next 12 to 60 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.
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
     The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarters and two quarters ended July 3, 2006 and July 2, 2007:

	Quarter Ended July 3, 2006			Quarter Ended July 2, 2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$10,556	41,694	$0.25	$6,184	42,199	$0.15
Dilutive effect of options		818			297

Diluted EPS	$10,556	42,512	$0.25	$6,184	42,496	$0.15

	Two Quarters Ended July 3, 2006			Two Quarters Ended July 2, 2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$19,367	41,566	$0.47	$14,649	42,174	$0.35
Dilutive effect of options		676			273

Diluted EPS	$19,367	42,242	$0.46	$14,649	42,447	$0.35

     The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on earnings per common share. Stock options and restricted stock units to purchase 725 and 1,846 shares of common stock for the quarters ended July 3, 2006, and July 2, 2007, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive. Stock options and restricted stock units to purchase 1,106 and 2,189 shares of common stock for the two quarters ended July 3, 2006, and July 2, 2007, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.
(10) Stock-Based Compensation
     In June 2006, the Company adopted the 2006 Incentive Compensation Plan (“The Plan”). The Plan provides for the grant of “Incentive Stock Options,” as defined by the Internal Revenue Code (the “Code”), and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under this Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Other types of awards such as restricted stock units and stock appreciation rights are also permitted under the Plan. This plan allows for the issuance of 6,873 shares through the Plan’s expiration date of June 22, 2016. Prior to the adoption of the Plan, the Company adopted the Amended and Restated Management Stock Option Plan (the “Prior Plan”) in 2000. The Prior Plan provided for the grant of “Incentive Stock Options,” as defined by the Code, and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under the Plan and the Prior Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Under both the Plan and the Prior Plan, the exercise price is determined by the compensation committee of the Board of Directors and, for options intended to qualify as Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, generally four years for employees and three or four years for non-employee directors. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. Awards under the Prior Plan ceased as of June 22, 2006. For the quarter ended July 2, 2007, of the 2,458 options outstanding, 428 options were issued under the Plan and 2,030 options were issued under the Prior Plan. Additionally, 487 restricted stock units were issued under the Plan and were outstanding as of July 2, 2007. These restricted stock units will vest over three years for employees and one year for non-employee directors. The restricted stock units do not have voting rights.
     Upon the exercise of outstanding stock options or vesting of restricted stock units, the Company’s practice is to issue new registered shares that are reserved for issuance under the Plan and Prior Plan.

     Stock-based compensation expense recognized in the financial statements in the quarters and two quarters ended July 3, 2006 and July 2, 2007 was classified as follows:

	Quarter Ended
	July 3, 2006	July 2, 2007
Cost of goods sold	$103	$255
Selling and marketing	29	48
General and administrative	202	581

Stock-based compensation expense recognized	334	884
Income tax benefit recognized	(22)	(258)

Total stock-based compensation expense after income taxes	$312	$626

	Two Quarters Ended
	July 3, 2006	July 2, 2007
Cost of goods sold	$193	$443
Selling and marketing	49	98
General and administrative	347	1,004

Stock-based compensation expense recognized	589	1,545
Income tax benefit recognized	(30)	(414)

Total stock-based compensation expense after income taxes	$559	$1,131

     There were no grants of stock option awards during the quarter ended July 2, 2007. As of July 2, 2007, $4,323 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.3 years.
     Restricted stock unit activity under the Plan for the quarter ended July 2, 2007 was as follows:

		Weighted-
	Shares	Average Grant
	(in thousands)	Date Fair Value
Nonvested at December 31, 2006	—	$—
Granted	499	10.70
Vested	—	—
Forfeited	(12)	10.58

Nonvested at July 2, 2007	487	$10.71

     We estimate the value of share-based restricted stock unit awards on the date of grant using the closing share price. As of July 2, 2007, $4,104 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.3 years.
(11) Customer Concentration
     The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”). The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
     For the second fiscal quarter ended July 2, 2007, no single customer accounted for more than 10% of net sales. For the second fiscal quarter ended July 3, 2006, two customers accounted for approximately 26% and 13% of net sales. Sales to our ten largest customers were 60% and 43% of net sales in the fiscal quarters ended July 3, 2006 and July 2, 2007, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
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

     For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due. As of December 31, 2006 and July 2, 2007, five customers in the aggregate accounted for 33% and 32%, respectively, of total accounts receivable at each period end. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it could have a material adverse effect on the Company’s financial condition and results of operations.
(13) Segment Information
     The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources. Effective October 27, 2006, with the purchase of PCG (see Note 2), the Company has two reportable segments: PCB Manufacturing and Commercial Assembly. Prior to October 27, 2006, the Company operated in one operating segment. These reportable segments are each managed separately as they distribute and manufacture distinct products with different production processes. Each reportable segment operates predominately in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution. PCB Manufacturing fabricates printed circuit boards, and Commercial Assembly is a contract manufacturing business that specializes in assembling backplanes and subsystem assemblies.
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

	Quarter Ended
	July 3, 2006	July 2, 2007
Net Sales:
PCB Manufacturing	$76,683	$138,651
Commercial Assembly	—	32,164

Total Sales	76,683	170,815
Inter-segment sales	—	(8,799)

Total Net Sales	$76,683	$162,016

Operating Segment Income:
PCB Manufacturing	$15,880	$12,047
Commercial Assembly	—	2,086

Total operating segment income	15,880	14,133
Amortization of intangibles	(329)	(1,074)

Total operating income	15,551	13,059
Total other income (expense)	1,073	(3,132)

Income before income taxes	$16,624	$9,927

	Two Quarters Ended
	July 3, 2006	July 2, 2007
Net Sales:
PCB Manufacturing	$149,371	$290,802
Commercial Assembly	—	65,821

Total Sales	149,371	356,623
Inter-segment sales	—	(17,710)

Total Net Sales	$149,371	$338,913

Operating Segment Income:
PCB Manufacturing	$29,170	$28,444
Commercial Assembly	—	4,538

Total operating segment income	29,170	32,982
Amortization of intangibles	(659)	(2,129)

Total operating income	28,511	30,853
Total other income (expense)	1,989	(7,471)

Income before income taxes	$30,500	$23,382

	December 31, 2006	July 2, 2007
Segment Assets:
PCB Manufacturing	$497,206	$478,160
Commercial Assembly	65,496	22,447
Unallocated corporate assets	10,996	—

Total assets	$573,698	$500,607

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
Overview
     We are a one-stop provider of time-critical and technologically complex printed circuit boards (“PCBs”) and backplane assemblies, which serve as the foundation of sophisticated electronic products. We serve high-end commercial and aerospace/defense markets—including the networking/communications infrastructure, high-end computing, industrial/medical, and aerospace/defense markets—which are characterized by high levels of complexity and moderate production volumes. Our customers include original equipment manufacturers, or OEMs, electronic manufacturing services, or EMS providers and aerospace/defense companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market.
     On October 27, 2006, we completed the acquisition of PCG from Tyco International Ltd. The total purchase price of this acquisition was $226.8 million, excluding acquisition costs. This acquisition enhanced our business in the following ways:
•	positioned us as the largest PCB fabricator in North America as well as the largest PCB fabricator in the aerospace/defense end market;

•	expanded and diversified our customer base;

•	added complementary commercial PCB fabrication facilities to our historic three commercial PCB manufacturing sites;

•	added global backplane and sub-system assembly capability;

•	entered the backplane assembly market in China with a facility in Shanghai; and

•	expanded engineering and materials expertise.
     We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of July 2, 2007, we had approximately 910 customers, compared to approximately 585 as of July 3, 2006. Sales to our 10 largest customers accounted for 43% of our net sales in the second fiscal quarter 2007, down from 60% of our net sales in the second fiscal quarter 2006. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 48% and 23% of our net sales in the second fiscal quarter 2006 and 2007, respectively.
     The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Second Fiscal Quarter		Two Fiscal Quarters
End Markets (1)	2006	2007	2006	2007
Networking/Communications	42%	42%	42%	43%
Computing/Storage Peripherals	35	15	33	14
Medical/Industrial/Instrumental/Other	12	13	13	15
Aerospace/Defense	11	30	12	28

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
     For PCBs we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders decreased from approximately 20% of net PCB sales in the second quarter 2006 to 17% of net PCB sales in the second quarter 2007, due to the inclusion of the PCG operations, which focus primarily on standard lead-time services. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
     We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss have transferred, and collectibility is reasonably assured—generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically has been less than 2% of gross sales. We provide our customers a limited right of return for defective printed circuit boards. We accrue an estimated amount for sales returns and allowances at the time of sale based on our historical results. To the extent actual returns vary from our historical experience, revisions to these allowances may be required.
     Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products as well as stock-based compensation expense. Many factors affect our gross margin, including capacity utilization, product mix, production volume, and yield. We do not participate in any significant long-term contracts with suppliers, and we believe there are a number of potential suppliers for the raw materials we use. We expect our cost of goods sold to continue to fluctuate as a percentage of net sales.
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
Critical Accounting Policies and Estimates
     Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience, the use of independent valuation firms and licensed environmental professionals, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ from these estimates under different assumptions or conditions.
     Accounting policies for which significant judgments and estimates are made to include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; establishing the fair value of derivative financial instruments; realizability of deferred tax assets; establishing the fair value of individual assets acquired and individual liabilities assumed when we acquire other businesses; determining stock-based compensation expense, self-insured medical reserves, asset retirement obligations, and environmental liabilities. A detailed description of these estimates and our policies to account for them is included in the notes to our consolidated financial statements in the Company’s most recent Annual Report on Form 10-K.
     We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts. Our actual bad debts may differ from our estimates.
     In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Our inventory requirements may change based on our projected customer demand, changes due to market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements. Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition would be adversely affected.
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
     We have significant long-lived tangible and intangible assets consisting of property, plant and equipment; goodwill; and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. During the fourth fiscal quarter 2006, we performed an impairment assessment of our goodwill, which required the use of a fair-value based analysis, and determined that no impairment existed. At July 2, 2007, we determined that there were no events or changes in circumstances that indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.
     The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company does not use derivative financial instruments for trading or speculative purposes and current derivative financial instruments are limited to a single interest rate swap agreement. On October 27, 2006, the Company entered into a Credit Agreement. The Credit Agreement provides for a $200.0 million senior secured term loan, which bears interest at a floating rate. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. The Company is required by the Credit Agreement to provide either a fixed interest rate or interest rate protection on at least 40% of its total outstanding term loan debt, for a period of three years. To satisfy this requirement the Company has entered into a fixed interest rate swap agreement to manage fluctuations in cash flows resulting from changes in interest rates on its variable rate debt. The Company’s interest rate swap agreement effectively converts approximately 40% or more of our variable rate term debt to fixed rate debt, mitigating our exposure to increases in interest rates. At July 2, 2007, all of the total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swap. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 53% of our total debt portfolio as of July 2, 2007.
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
     Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At July 2, 2007, we have net deferred income tax assets of $5.7 million, which is net of a valuation allowance of approximately $2.4 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what already is recorded, we would reverse all or a portion of valuation allowance in the period the determination is made. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

     We apply the provisions of purchase accounting when recording our acquisitions. Application of purchase accounting requires that we estimate the fair value of the individual assets acquired and liabilities assumed of a business. Determination of the fair value of the assets involves a number of judgments and estimates. In our acquisitions to date, we have engaged an outside valuation firm to provide us with an appraisal report, which we utilized in determining the purchase price allocation. The allocation of the purchase price to different asset classes impacts the depreciation and amortization expense we subsequently record. The principal assets we have acquired to date are receivables, inventory, real estate, property and equipment, as well as intangible assets such as customer relationships. The principal liabilities we have assumed to date are payables, asset retirement obligations and future environmental remediation obligations. The fair values assigned to the assets acquired and liabilities assumed in our 2006 acquisition of PCG have not been finalized and are subject to change pending the receipt of additional information necessary to finalize the fair values of accounts receivable, property, plant and equipment and certain other accrued expenses. The additional information includes adequate support for certain credits in accounts receivable and information to finalize certain other accrued expenses. During the second quarter ended July 2, 2007, the Company continued to evaluate the fair market value of assets acquired and liabilities assumed including certain other accrued expenses. During the second quarter ended July 2, 2007, changes to the preliminary allocation of the purchase consideration were made to increase the fair value of accounts receivable, net, by $356 as a result of additional information received regarding fair value of certain receivables; decrease property, plant and equipment by $812 due to completion of the compilation and appraisal of property and equipment acquired at all but one of the plants; and reduce certain liabilities assumed in the amount of $254. As a result of these changes in preliminary purchase price allocations, the Company recorded a net increase to goodwill of $202. The Company will continue to obtain the necessary information to finalize the fair values of these items during 2007 and may make further purchase accounting adjustments, if appropriate, which would primarily affect the amount of goodwill that we recorded.
     We establish liabilities for the costs of asset retirement obligations when a legal or contractual obligation exists to dispose of or restore an asset upon its retirement and the timing and cost of such work is reasonably estimable. We record such liabilities only when such timing and costs are reasonably determinable. In addition, we accrue an estimate of the costs of environmental remediation for work at identified sites where an assessment has indicated it is probable that cleanup costs are or will be required and may be reasonably estimated. In making these estimates, we consider information that is currently available, existing technology, enacted laws and regulations, and our estimates of the timing of the required remedial actions, and we discount these estimates at 8%. We may use outside environmental consultants to assist us in making these estimates. We also are required to estimate the amount of any probable recoveries, including insurance recoveries.
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
     We estimate the value of share-based restricted stock unit awards on the date of grant using the closing share price. We estimate the value of share-based option awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based option payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated our forfeiture rate to be 7 percent. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended December 31, 2006, share-based compensation expense was $1.6 million. At July 2, 2007, total unrecognized estimated compensation expense related to non-vested stock options was $4.3 million, which is expected to be recognized over a weighted-average period of 1.3 years. As of July 2, 2007, $4.1 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.3 years.
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

Results of Operations
Second Fiscal Quarter 2007 Compared to the Second Fiscal Quarter 2006
     There were 91 days in both the second fiscal quarters 2006 and 2007.
     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	July 3, 2006	July 2, 2007
Net sales	100.0%	100.0%
Cost of goods sold	70.0	81.8

Gross profit	30.0	18.2

Operating expenses:
Selling and marketing	4.5	4.6
General and administrative	4.8	4.9
Amortization of definite-lived intangibles	0.4	0.6

Total operating expenses	9.7	10.1

Operating income	20.3	8.1
Other income (expense):
Interest expense	(0.1)	(2.1)
Interest income and other, net	1.5	0.1

Total other income (expense), net	1.4	(2.0)

Income before income taxes	21.7	6.1
Income tax provision	(7.9)	(2.3)

Net income	13.8%	3.8%

Business Segments
     The Company has two reportable segments: PCB Manufacturing and Commercial Assembly. Prior to our acquisition of PCG we had one reportable segment. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Commercial Assembly is a contract manufacturing business that specializes in assembling backplanes into subassemblies and subsystem assemblies. Our Commercial Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB manufacturing segment is comprised of eight domestic PCB fabrication plants and an assembly operation that is closely affiliated with one of the PCB manufacturing plants and primarily serves aerospace/defense customers.
     We evaluate each segment on the basis of segment operating income, which excludes profit on inter-segment sales, amortization of intangible assets, certain interest income and expense, and income tax expense. Corporate expenses and certain centrally managed expenses are allocated to the PCB Manufacturing segment. The following table presents sales and operating income for our reportable segments. For further information regarding our reportable segments, refer to Note 13 to our consolidated condensed financial statements.

	Quarter Ended
	July 3, 2006	July 2, 2007
Net sales:
PCB Manufacturing	$76,683	$138,651
Commercial Assembly	—	32,164

Total Sales	76,683	170,815
Inter-segment sales	—	(8,799)

Total Net Sales	$76,683	$162,016

Operating income:
PCB Manufacturing	$15,880	$12,047
Commercial Assembly	—	2,086

Total operating segment income	15,880	14,133
Amortization of intangibles	(329)	(1,074)

Total operating income	15,551	13,059
Total other income (expense)	1,073	(3,132)

Income before income taxes	$16,624	$9,927

     The second fiscal quarter 2006 does not include the results of operations from our PCG acquisition, which occurred on October 27, 2006. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.
Net Sales
     Net sales increased $85.3 million, or 111.2%, from $76.7 million in the second fiscal quarter 2006 to $162.0 million in the second fiscal quarter 2007 mainly due to the addition of the PCG operations. The increase in sales represented $97.7 million in sales from our PCG acquisition offset by a $12.4 million reduction in sales from our historic operations. The commercial assembly segment accounted for $30.0 million of this net sales increase and the PCG printed circuit board operations accounted for the remaining $67.7 million. Printed circuit board volume increased approximately 44% due to the inclusion of the PCG operations. Prices rose approximately 9% due to increased demand for PCBs as well as a shift in production mix toward more high technology production. Our quick-turn production, which generally is characterized by higher prices, decreased from 20% of PCB revenue in the second fiscal quarter 2006 to 17% of PCB revenue in the second fiscal quarter 2007 due to the inclusion of the PCG operations, which focus primarily on standard lead-time services.
Gross Profit
     Cost of goods sold increased $78.8 million, or 146.7%, from $53.7 million for the second fiscal quarter 2006 to $132.5 million for the second fiscal quarter 2007. Cost of goods sold rose mainly due to the addition of the PCG operations and increased material costs. As a percentage of net sales, cost of goods sold increased from 70.0% for the second fiscal quarter 2006 to 81.8% for the second fiscal quarter 2007 primarily due to increased cost content in the newly acquired commercial assembly operations. In addition, higher wage rates, greater headcount, increased incentive compensation, and the inclusion of restricted stock expense led to increased labor costs.
     As a result of the foregoing, gross profit increased $6.5 million, or 28.3%, from $23.0 million for the second fiscal quarter 2006 to $29.5 million for the second fiscal quarter 2007. Our gross margin decreased from 30.0% in the second fiscal quarter 2006 to 18.2% in the second fiscal quarter 2007. The decrease in our gross margin was due to higher cost of goods sold as a percent of sales, which increased due to the factors discussed above and the inclusion of the commercial assembly operations, which have inherently lower gross margins.
     Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant additional costs. However, at higher capacity utilization rates, additional employees and capital may be required.
Operating Expenses
     Selling and marketing expenses increased $4.1 million, or 117.1%, from $3.5 million for the second fiscal quarter 2006 to $7.6 million for the second fiscal quarter 2007, primarily due to the inclusion of the PCG operations in our results for 2007. As a percentage of net sales, selling and marketing expenses increased from 4.5% in the second fiscal quarter 2006 to 4.6% in the second fiscal quarter 2007 due to higher labor costs.
     General and administrative expenses and amortization of definite-lived intangibles increased $4.9 million from $4.0 million, or 5.2% of net sales, for the second fiscal quarter 2006 to $8.9 million, or 5.5% of net sales, for the second fiscal quarter 2007. The increase in expenses resulted primarily from the inclusion of the PCG operations in our results for the second fiscal quarter 2007.

Other factors that increased general and administrative expense were higher amortization of intangibles related to the acquisition of the PCG business and higher stock-based compensation expense as well as increased accounting, legal fees, and consulting expenses related to integration of the acquisition.
Other Income (Expense)
     Other income (expense) declined $4.2 million from income of $1.1 million in the second fiscal quarter 2006 to an expense of $3.1 million in the second fiscal quarter 2007. This net decrease resulted from an increase of $3.3 million in interest expense and amortization of debt issuance costs related to our new $200 million senior secured term loan used to fund the acquisition of PCG and a decrease of $0.9 million from interest earned on lower balances in cash and cash equivalents and short-term investments. The Company capitalized $0.2 million in interest expense in the second fiscal quarter for assets that are being constructed.
Income Taxes
     The provision for income taxes decreased from a $6.1 million provision for second fiscal quarter 2006 to a $3.7 million provision for the second fiscal quarter 2007. Our effective tax rate was 36.5% in second fiscal quarter 2006, and 37.7% in second fiscal quarter 2007. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, utilization of other credits and deductions available to us, and certain non-deductible items. The increase from this rate to the second fiscal quarter 2007 effective tax rate of 37.7% is due primarily to the acquisition of the PCG operations, which are generally in states with higher tax rates, most notably California.
First Two Fiscal Quarters 2007 Compared to the First Two Fiscal Quarters 2006
     There were 184 and 183 days in the first two fiscal quarters 2006 and 2007, respectively.
     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Two Quarters Ended
	July 3, 2006	July 2, 2007
Net sales	100.0%	100.0%
Cost of goods sold	71.1	81.0

Gross profit	28.9	19.0

Operating expenses:
Selling and marketing	4.6	4.5
General and administrative	4.8	4.8
Amortization of definite-lived intangibles	0.4	0.6

Total operating expenses	9.8	9.9

Operating income	19.1	9.1
Other income (expense):
Interest expense	(0.1)	(2.5)
Interest income and other, net	1.4	0.3

Total other income (expense), net	1.3	(2.2)

Income before income taxes	20.4	6.9
Income tax provision	(7.4)	(2.6)

Net income	13.0%	4.3%

Business Segments
     The Company has two reportable segments: PCB Manufacturing and Commercial Assembly. Prior to our acquisition of PCG we had one reportable segment. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Commercial Assembly is a contract manufacturing business that specializes in assembling backplanes into subassemblies and subsystem assemblies. Our Commercial Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB manufacturing segment is comprised of eight domestic PCB fabrication plants and an assembly operation that is closely affiliated with one of the PCB manufacturing plants and primarily serves aerospace/defense customers.
     We evaluate each segment on the basis of segment operating income, which excludes profit on inter-segment sales, amortization of intangible assets, certain interest income and expense, and income tax expense. Corporate expenses and certain centrally managed expenses are allocated to the PCB Manufacturing segment. The following table presents sales and operating income for our reportable segments. For further information regarding our reportable segments, refer to Note 13 to our consolidated condensed financial statements.

	Two Quarters Ended
	July 3, 2006	July 2, 2007
Net sales:
PCB Manufacturing	$149,371	$290,802
Commercial Assembly	—	65,821

Total Sales	149,371	356,623
Inter-segment sales	—	(17,710)

Total Net Sales	$149,371	$338,913

Operating income:
PCB Manufacturing	$29,170	$28,444
Commercial Assembly	—	4,538

Total operating segment income	29,170	32,982
Amortization of intangibles	(659)	(2,129)

Total operating income	28,511	30,853
Total other income (expense)	1,989	(7,471)

Income before income taxes	$30,500	$23,382

     The first two fiscal quarters 2006 does not include the results of operations from our PCG acquisition, which occurred on October 27, 2006. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.
Net Sales
     Net sales increased $189.5 million, or 126.8%, from $149.4 million in the first two fiscal quarters 2006 to $338.9 million in the first two fiscal quarters 2007 mainly due to the addition of the PCG operations. The increase in sales represented $206.4 million in sales from our PCG acquisition offset by a $16.9 million reduction in sales from our historic operations. The commercial assembly segment accounted for $61.1 million of this net sales increase and the PCG printed circuit board operations accounted for the remaining $145.3 million. Printed circuit board volume increased approximately 63% due to the inclusion of the PCG operations. Prices rose approximately 5% due to increased demand for PCBs as well as a shift in production mix toward more high technology production. Our quick-turn production, which generally is characterized by higher prices, decreased from 20% of PCB revenue in the first two fiscal quarters 2006 to 16% of PCB revenue in the first two fiscal quarters 2007 due to the inclusion of the PCG operations, which focus primarily on standard lead-time services.
Gross Profit
     Cost of goods sold increased $168.4 million, or 158.6%, from $106.2 million for the first two fiscal quarters 2006 to $274.6 million for the first two fiscal quarters 2007. Cost of goods sold rose mainly due to the addition of the PCG operations and increased material costs. As a percentage of net sales, cost of goods sold increased from 71.1% for the first two fiscal quarters 2006 to 81.0% for the first two fiscal quarters 2007 primarily due to increased cost content in the newly acquired commercial assembly operations. In addition, higher wage rates, greater headcount, increased incentive compensation, and the inclusion of restricted stock expense led to increased labor costs.
     As a result of the foregoing, gross profit increased $21.1 million, or 48.8%, from $43.2 million for the first two fiscal quarters 2006 to $64.3 million for the first two fiscal quarters 2007. Our gross margin decreased from 28.9% in the first fiscal quarter 2006 to 19.0% in the first two fiscal quarters 2007. The decrease in our gross margin was due to higher cost of goods sold as a percent of sales, which increased due to the factors discussed above and the inclusion of the commercial assembly operations, which have inherently lower gross margins.

     Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant additional costs. However, at higher capacity utilization rates, additional employees and capital may be required.
Operating Expenses
     Selling and marketing expenses increased $8.3 million, or 122.1%, from $6.8 million for the first two fiscal quarters 2006 to $15.1 million for the first two fiscal quarters 2007, primarily due to the inclusion of the PCG operations in our results for 2007. As a percentage of net sales, selling and marketing expenses decreased from 4.6% in the first two fiscal quarters 2006 to 4.5% in the first two fiscal quarters 2007 due to greater absorption of fixed costs.
     General and administrative expenses and amortization of definite-lived intangibles increased $10.5 million from $7.8 million, or 5.2% of net sales, for the first two fiscal quarters 2006 to $18.3 million, or 5.4% of net sales, for the first two fiscal quarters 2007. The increase in expenses resulted primarily from the inclusion of the PCG operations in our results for the first two fiscal quarters 2007. Other factors that increased general and administrative expense were higher amortization of intangibles related to the acquisition of the PCG business and higher stock-based compensation expense as well as increased accounting, legal fees, and consulting expenses related to completion and integration of the acquisition.
Other Income (Expense)
     Other income (expense) declined $9.5 million from income of $2.0 million in the first two fiscal quarters 2006 to expense of $7.5 million in the first two fiscal quarters 2007. This net decrease resulted from an increase of $8.4 million in interest expense and amortization of debt issuance costs related to our new $200 million senior secured term loan used to fund the acquisition of PCG and a decrease of $1.1 million from interest earned on lower balances in cash and cash equivalents and short-term investments. The Company capitalized $0.2 million in interest expense in the second fiscal quarter for assets that are being constructed.
Income Taxes
     The provision for income taxes decreased from an $11.1 million provision for first two fiscal quarters 2006 to an $8.7 million provision for the first two fiscal quarters 2007. Our effective tax rate was 36.5% in first two fiscal quarters 2006, and 37.3% in first two fiscal quarters 2007. Our effective tax rate is primarily impacted by the federal income tax rate; apportioned state income tax rates; utilization of other credits and deductions available to us; and certain non-deductible items. During our first two fiscal quarters 2007, we revalued our state deferred income tax assets and liabilities to reflect the rates which are expected to apply to taxable income in the periods in which the temporary differences are expected to reverse. The net impact of this revaluation was insignificant on the first two fiscal quarters provision for income tax. The increase from this rate to the first two fiscal quarters 2007 effective tax rate of 37.3% is due primarily to the acquisition of the PCG operations, which are generally in states with higher tax rates, most notably California.
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
     As of July 2, 2007, we had net working capital of approximately $86.5 million, compared to $127.4 million as of December 31, 2006. The decrease in working capital is primarily attributable to the repayment of $80.0 million of our outstanding debt during the first two fiscal quarters 2007 offset by reduced accounts receivable and cash generated from earnings.
     Our 2007 capital expenditure plan is expected to total approximately $15 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities at certain of our facilities.

     The following table provides information on contractual obligations as of July 2, 2007 (in thousands):

Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	$8,490	$2,341	$4,007	$771	$1,372
Debt obligations	120,000	50,000	1,421	1,421	67,158
Interest on debt obligations (2)	29,415	5,961	10,559	10,343	2,552

Total contractual obligations	$157,905	$58,302	$15,987	$12,535	$71,082

(1)	FIN 48 unrecognized tax benefits of $373 are not included in the table above as management considers this amount not material.

(2)	For variable rate debt, interest is based upon the rates in effect at July 2, 2007, adjusted for the impact of our interest rate hedge entered into January 25, 2007.
     In connection with the PCG acquisition, the Company is involved in various stages of investigation and cleanup related to environmental remediation at two Connecticut sites and is obligated to investigate a third Connecticut site. The Company currently estimates that it will incur remediation costs of $1.0 million to $1.2 million over the next 12 to 60 months related to these matters. In addition, the Company has obligations to the Connecticut Department of Environmental Protection to complete a compliance management plan through July 2009 under which the Company will make certain environmental asset improvements to its waste water systems, which are estimated to cost $0.8 million. These amounts are not included in the contractual obligations noted above.
     Based on our current level of operations, we believe that cash generated from operations, available cash, and amounts available under our five-year senior secured $40 million revolving credit facility will be adequate to meet our currently anticipated debt service, capital expenditure, and working capital needs for the next 12 months. Our principal liquidity needs for periods beyond the next 12 months are to meet debt service requirements as well as for other contractual obligations as indicated in our contractual obligations table above and for capital purchases under our annual capital expenditure plan.
     Net cash provided by operating activities was $42.0 million in the first two fiscal quarters 2007, compared to $20.8 million in the first two fiscal quarters 2006. Our first two fiscal quarter’s 2007 operating cash flow of $42.0 million primarily reflects net income of $14.6 million, $16.3 million of depreciation and amortization, a net increase in working capital of $9.1 million and $2.0 million from a variety of other factors.
     Net cash provided by investing activities was $3.8 million in the first two fiscal quarters 2007, compared to net cash used in investing activities of $5.5 million in the first two fiscal quarters 2006. In the first two fiscal quarters 2007, we made net purchases of approximately $7.2 million of property, plant, and equipment, offset by a reduction of $11.0 million in our net short-term investments.
     Net cash used in financing activities was $79.9 million in the first two fiscal quarters 2007, compared to net cash provided by financing activities of $4.4 million in the first two fiscal quarters 2006. Our first two fiscal quarters 2007 financing net cash flow reflects repayment of $80.0 million of our outstanding debt and repayment of $0.7 million capital lease obligations, partially offset by $0.8 million from the proceeds of employee stock option exercises. As of July 2, 2007, we had $120 million of long-term debt obligations outstanding under our senior secured term loan facility and no borrowing outstanding under our senior secured revolving credit facility.
     In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded as a cost of the acquisition involuntary employee severance and other exit activity liabilities of $3,225 associated with its plan to close the PCG Dallas, Oregon facility, which is part of the PCB Manufacturing segment, and terminate certain sales employees of the acquired business. Prior to completing the acquisition, the Company began assessing the need to close certain PCG facilities and on December 7, 2006, the Company finalized its plan to close the Dallas facility. Production ceased at the Dallas facility during the second quarter of 2007 and the Company commenced the process of selling the building and certain assets. As of July 2, 2007 the Company reclassified the Dallas facility as held for sale. The Company also recorded a charge of $199 in 2006 to establish a restructuring reserve for a corporate realignment, all of which was fully paid at the end of the first quarter 2007. The beginning and ending balance of restructuring charges is included in other accrued expenses. The table below shows the utilization of the accrued restructuring charges during the quarter ended July 2, 2007.

	Severance	Other Exit Charges	Total
Accrued at December 31, 2006	$3,147	$114	$3,261
Utilization	(3,058)	(65)	(3,123)

Accrued at July 2, 2007	$89	$49	$138

     On October 27, 2006, we entered into a credit agreement (the “Credit Agreement”) with certain lenders led by UBS Securities LLC. The Credit Agreement provides for a $200 million senior secured term loan that matures in October 2012, and a $40 million senior secured revolving loan facility, that matures in October 2011. Borrowings under the Credit Agreement bear interest at a floating rate of either a base rate (the “Alternate Base Rate”) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternate Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Under terms of the Credit Agreement, borrowings under the term loan and the revolving loan facility will, at the Borrower’s option, initially bear interest at a rate based on either (a) LIBOR plus 2.25% or (b) the Alternate Base rate plus 1.25%. The applicable interest margins on both Alternate Base Rate loans and LIBOR loans under the revolving loan facility may decrease under the terms of the Credit Agreement by up to 0.5% as our leverage ratio decreases. There is no provision in the credit agreement, other than in the event of default, for these interest margins to increase. Each calendar year we are required to repay 1% of the outstanding term loan balance, subject to adjustment for prior period repayments and excess cash flow, as defined in the credit agreement. Discretionary use of cash or cash flow by the Company is constrained by certain leverage and interest coverage ratio tests required to be met under the terms of our Credit Agreement. These ratios will become more restrictive over each of the next successive quarters. If the financial performance of our business falls short of expectations, we might be required to repay additional debt beyond current planned repayments.
     The Credit Agreement contains customary limitations, including limitations on the incurrence of debt; limitations on liens; limitations on investments and acquisitions; limitations on dividends, stock repurchases, stock redemptions and the redemption or prepayment of other debt; limitations on mergers, consolidations or sales of assets; limitations on capital expenditures; and limitations on transactions with affiliates. We are also subject to financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio and limitations on capital expenditures. The leverage ratio is the ratio of total indebtedness to consolidated last twelve months (“LTM”) EBITDA, and the interest coverage ratio is the ratio of consolidated LTM EBITDA to consolidated LTM interest expense. EBITDA used for our debt covenants is adjusted for certain costs related to our PCG transactions (not to exceed $9 million) and other non-cash charges as defined in the credit agreement. Our maximum leverage ratio covenant ranges from 1.85:1 to 1:00:1 during the term of the agreement. Our minimum interest coverage ratio ranges from 5.75:1 to 10.50:1 during the term. The term loan and revolving loan facility are secured by substantially all of our domestic assets and 65% of our foreign assets.
     On January 25, 2007, we entered into an interest rate swap, to comply with the terms of our credit agreement, to hedge 40% of our outstanding debt. As of July 2, 2007, $64.0 million of our outstanding debt was covered under an interest rate swap. The interest rate swap has been designated as a cash flow hedge and is accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments” – See Note 5 of the Notes to the Condensed Consolidated Financial Statements.
Impact of Inflation
     We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we generally will be able to pass along component price increases to our customers.
Seasonality
     We have historically experienced some seasonality in our second and third fiscal quarters in our commercial end markets.
Fair Value of Financial Instruments
     The carrying amounts of assets and liabilities as reported on the balance sheets at December 31, 2006 and July 2, 2007, which qualify as financial instruments, approximate fair value. As of December 31, 2006, the Company had a $200,000 term loan outstanding, and the fair value, based on quoted market prices, of the Company’s term loan was $201,000. As of July 2, 2007, the Company had a $120,000 term loan outstanding, and the fair value, based on quoted market prices, of the Company’s term loan was $120,300. The fair value of this term loan may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We are exposed to interest rate risk relating to our senior secured term loan, which bears interest at (a) either an alternate base rate plus an applicable margin or (b) LIBOR plus an additional margin. As of July 2, 2007 a 1.0% increase in the interest rate would result in a $0.6 million increase in interest expense per annum.
     Our revolving credit facility bears interest at floating rates. The revolving credit facility bears interest ranging from 1.75% to 2.25% per year plus the applicable LIBOR or from 0.75% to 1.25% per year plus the Alternate Base Rate, as defined in our credit agreement. As of July 2, 2007, we have no outstanding revolving loans. However, $0.3 million of the available capacity for letters of credit is utilized in support of a real estate lease.
     On January 25, 2007, we entered into an interest rate swap to comply with the terms of our credit agreement to hedge 40% of our outstanding debt, effectively fixing the interest rate for such portion of our outstanding debt at 7.46%. As of July 2, 2007, $64.0 million of our outstanding debt was covered under an interest rate swap. The interest rate swap has been designated as a cash flow hedge and amortizes to a zero notional value on January 25, 2010. Accounting for this swap agreement is covered by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. As of July 2, 2007, the fair value of the swap was recorded as an asset in other accrued expenses of $50 and the effective offset is recorded in accumulated other comprehensive income, net of tax, in our Consolidated Condensed Balance Sheet. The benefit to interest expense for the quarter ending July 2, 2007 was $24.
     Foreign Currency Exchange Risk. We are subject to risks associated with transactions that are denominated in currencies other than the US dollar, as well as the effects of translating amounts denominated in a foreign currency to the US dollar as a normal part of the reporting process. Our recently acquired Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains and losses on transactions denominated in currencies other than the US dollar were not material during the fiscal quarters ended July 3, 2006 and July 2, 2007. We currently do not utilize any derivative instruments to hedge foreign currency risks.
Item 4. Controls and Procedures
     An evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 2, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the fiscal quarter ended July 2, 2007, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
     As of July 2, 2007, we had total indebtedness of approximately $120 million, which represented approximately 27% of our total capitalization.
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
We depend upon a relatively small number of OEM customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.
     A small number of customers are responsible for a significant portion of our net sales. Our five largest OEM customers accounted for approximately 39% of our net sales in 2006 and approximately 23% of our net sales in the second fiscal quarter 2007. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. As a result of the acquisition of PCG, our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.
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
A trend toward consolidation among our customers could adversely affect our business.
     Recently, some of our large customers have consolidated and further consolidation of customers may occur. Depending on which organization becomes the controller of the supply chain function following the consolidation, we may not be retained as a preferred or approved supplier. In addition, product duplication could result in the termination of a product line that we currently support. While there is potential for increasing our position with the combined Company, there does exist the potential for decreased revenue if we are not retained as a continuing supplier. We also face the risk of increased pricing pressure from the combined customer because of its increased market share.

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
     Prior to our acquisition of the PCG business, PCG made legal commitments to the U.S. Environmental Protection Agency and to the State of Connecticut regarding settlement of enforcement actions related to the PCG operations in Connecticut. The obligations include fulfillment of a Compliance Management Plan through at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut facility. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in defense and other federal contracts, which would materially harm our business, results of operations, and financial condition.
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
     In addition, we are increasingly required to certify compliance to various material content restrictions in our products based on laws of countries such as the European Union’s Restriction of Hazardous Substances (“RoHS”) directive and China’s RoHS legislation. In addition, we also certify non-applicability to the EU’s Waste Electrical and Electronic Equipment directive for some of the products that we manufacture. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.
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
     Our 10 largest customers accounted for approximately 53% of our net sales in 2006 and approximately 46% of our net sales in the second fiscal quarter 2007. Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.
     Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 14% of our net accounts receivable as of July 2, 2007 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

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
     Sales to EMS providers represented approximately 65% of our net sales in 2006 and approximately 50% of our net sales in the second fiscal quarter 2007. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.
If events or circumstances occur in our business that indicate that our goodwill and intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.
     As of July 2, 2007, our consolidated balance sheet reflected $157.3 million of goodwill and intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.
Damage to our manufacturing facilities due to fire, natural disaster or other event could harm our financial results.
     We have U.S. manufacturing facilities in California, Connecticut, Utah, Washington, and Wisconsin. We also have a manufacturing facility in China. The destruction or closure of any of our manufacturing facilities for a significant period of time as a result of fire; explosion; blizzard; act of war or terrorism; or flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis.
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
     We are exposed to interest rate risk relating to our senior secured term loan and revolving credit facility, which bears interest at either the Alternate Base Rate, as defined in our credit agreement, plus an applicable margin or LIBOR plus an additional margin. The interest rate on our term loan is linked to LIBOR and re-prices at intervals of 30, 60, 90, or 180 days as selected by the Company. As of July 2, 2007, a 1.0% increase in the interest rate would result in an increase of approximately $0.6 million in interest expense per year.
     Our revolving credit facility bears interest at floating rates. The revolving credit facility bears interest at rates ranging from 1.75% to 2.25% per year plus the applicable LIBOR or from 0.75% to 1.25% per year plus the Alternate Base Rate. As of July 2, 2007, we have no outstanding revolving loans.
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
Our operations in the People’s Republic of China subject us to risks and uncertainties relating to the laws and regulations of the People’s Republic of China.
     Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of the People’s Republic of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention. In addition, some government policies and rules are not timely published or communicated in the local districts, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us.
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
     A portion of our cash and other current assets are held in currencies other than the U.S. dollar. As of July 2, 2007, we had approximately $25.9 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.
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
     The PCG operations we acquired from Tyco International Ltd. generate a significant portion of our revenue. Over time, the PCG locations developed business relationships with other Tyco entities. These relationships involved the purchase of raw materials from other Tyco entities and sale of products to other Tyco entities. Sales to other Tyco entities accounted for approximately $3.2 million of our net sales in the second fiscal quarter 2007. This amount includes sales to entities that separated from Tyco International on June 29, 2007, as part of Covidien Ltd. If we are unable to maintain these relationships or if the pricing with the Tyco entities changes as a result of the acquisition of PCG, we could face higher raw material costs or lower revenues if the Tyco entities elect to purchase product from other suppliers.
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
     As of July 2, 2007, we had deferred tax assets of approximately $5.7 million, which is net of a valuation allowance of $2.4 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable
Item 5. Other Information
     Not Applicable
Item 6. Exhibits

Exhibit
Number	Exhibits

10.1	Compensation Plan for Non-Employee Directors.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.
Dated: August 13, 2007	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated: August 13, 2007	/s/ Steven W. Richards
Steven W. Richards
Chief Financial Officer and Secretary

Exhibit Index

Exhibit
Number	Exhibits

10.1	Compensation Plan for Non-Employee Directors.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.