Form 10-Q
period 2007-10-01
TTM TECHNOLOGIES INC
filed 2007-11-13
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of common stock, $0.001 par value, of registrant outstanding at November 7, 2007: 42,387,335

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of December 31, 2006 and October 1, 2007
(In thousands)

	December 31,	October 1,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,660	$27,315
Short-term investments	10,996	—
Accounts receivable, net of allowances of $7,201 and $7,619, respectively	125,435	115,304
Inventories	67,020	66,333
Prepaid expenses and other current assets	3,924	3,481
Income taxes receivable	717	1,380
Asset held for sale	—	5,000
Deferred income taxes	3,996	3,996

Total current assets	271,748	222,809

Property, plant and equipment:
Property, plant and equipment	206,686	195,042

Less: accumulated depreciation	(55,849)	(70,751)

Property, plant and equipment, net	150,837	124,291

Other non-current assets:
Debt issuance costs, net of accumulated amortization of $175 and $3,138, respectively	5,711	2,971
Deferred income taxes	2,685	322
Goodwill	115,627	129,225
Definite-lived intangibles, net of accumulated amortization of $9,614 and $12,801, respectively	26,235	23,048
Deposits and other non-current assets	855	1,571

Total other non-current assets	151,113	157,137

	$573,698	$504,237

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt	$60,705	$50,000
Accounts payable	49,276	50,363
Accrued salaries, wages and benefits	24,189	21,921
Other accrued expenses	10,173	5,784

Total current liabilities	144,343	128,068

Long-term debt, less current portion	140,000	59,000
Other long-term liabilities	2,040	2,360

Total long-term liabilities	142,040	61,360

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 42,093 and 42,308 shares issued and outstanding, respectively	42	42
Additional paid-in capital	167,850	171,897
Retained earnings	119,316	142,504
Accumulated other comprehensive income	107	366

Total stockholders’ equity	287,315	314,809

	$573,698	$504,237

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter and Three Quarters Ended October 2, 2006 and October 1, 2007
(unaudited)
(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	October 2, 2006	October 1, 2007	October 2, 2006	October 1, 2007
Net sales	$75,765	$163,079	$225,136	$501,992
Cost of goods sold	53,288	131,834	159,487	406,480

Gross profit	22,477	31,245	65,649	95,512

Operating expenses:
Selling and marketing	3,329	7,101	10,142	22,212
General and administrative	3,822	7,951	11,069	24,183
Amortization of definite-lived intangibles	300	1,019	901	3,090

Total operating expenses	7,451	16,071	22,112	49,485

Operating income	15,026	15,174	43,537	46,027

Other income (expense):
Interest expense	(35)	(2,628)	(141)	(11,094)
Interest income and other, net	1,369	321	3,464	1,316

Total other income (expense), net	1,334	(2,307)	3,323	(9,778)

Income before income taxes	16,360	12,867	46,860	36,249
Income tax provision	(5,837)	(4,666)	(16,970)	(13,399)

Net income	$10,523	$8,201	$29,890	$22,850

Basic earnings per share	$0.25	$0.19	$0.72	$0.54

Diluted earnings per share	$0.25	$0.19	$0.71	$0.54

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Three Quarters Ended October 2, 2006 and October 1, 2007
(unaudited)
(In thousands)

	Three Quarters Ended
	October 2,	October 1,
	2006	2007
Cash flows from operating activities:
Net income	$29,890	$22,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	7,132	17,241
Net gain on sale of property, plant and equipment	(48)	(180)
Amortization of definite-lived intangible assets	989	3,187
Amortization of debt issuance costs	—	2,963
Excess income tax benefit from common stock options exercised	(959)	(264)
Deferred income taxes	2,997	2,204
Stock-based compensation	1,039	2,467
Other	(219)	87
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable, net	(6,565)	10,127
Inventories	(2,373)	873
Prepaid expenses and other current assets	53	506
Income taxes receivable	—	(662)
Accounts payable	2,399	792
Accrued salaries, wages and benefits and other accrued expenses	(1,810)	(5,254)

Net cash provided by operating activities	32,525	56,937

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(8,876)	(11,345)
Proceeds from sale of property, plant and equipment	214	1,298
Purchases of held-to-maturity short-term investments	(40,909)	—
Proceeds from redemptions of held-to-maturity short-term investments	46,685	11,000
Purchase of intangibles	(350)	—
Direct acquisition costs	(1,141)	—

Net cash provided by (used in) investing activities	(4,377)	953

Cash flows from financing activities:
Proceeds from exercise of common stock options	4,320	1,203
Principal payments on long-term debt and capitalized leased obligations	—	(91,705)
Payment of debt issuance costs	(10)	(223)
Excess income tax benefit from common stock options exercised	959	264

Net cash provided by (used in) financing activities	5,269	(90,461)

Effect of foreign currency exchange rates on cash and cash equivalents	—	226

Net increase (decrease) in cash and cash equivalents	33,417	(32,345)
Cash and cash equivalents at beginning of period	61,258	59,660

Cash and cash equivalents at end of period	$94,675	$27,315

Supplemental cash flow information:
Cash paid for interest	$71	$7,546
Cash paid for income taxes	14,531	11,597
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
     The accompanying consolidated condensed financial statements have been prepared by TTM Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The third quarters ended October 2, 2006 and October 1, 2007 each contained 91 days. The three quarters ended October 2, 2006 and October 1, 2007 contained 275 and 274 days, respectively.
(2) Acquisition of Tyco Printed Circuit Group
     On October 27, 2006, the Company acquired substantially all of the assets of the Printed Circuit Group business unit of Tyco International Ltd. in accordance with the terms of the Stock and Asset Purchase Agreement, dated August 2, 2006, by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG, and TTM Printed Circuit Group, Inc. (“Agreement”). TTM Printed Circuit Group, Inc. (f/k/a TTM (Ozarks) Acquisition, Inc.) is a wholly owned subsidiary of TTM Technologies, Inc. The Tyco Printed Circuit Group (“PCG”) is a leading producer of complex, high performance and specialty printed circuit boards (“PCBs”), one of the major suppliers of aerospace and defense PCBs in North America, and a provider of backplane and sub-assembly services for both standard and specialty products in defense and commercial operations. The purchase makes the Company the largest North American manufacturer of PCBs. These factors contributed to establishing the purchase price, which resulted in the recognition of $66,072 of goodwill, $54,658 of which is expected to be deductible for income taxes. The purchase price was $226,784 in cash, which included adjustments of $1,184 for working capital and capital expenditures. The total cost of the acquisition, including transaction fees and expenses, was approximately $236,970, which included $6,050 in cash acquired.
     In accordance with SFAS No. 141 “Business Combinations,” the Company recorded this acquisition using the purchase method of accounting. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill. Fair values were based upon a valuation of tangible and identifiable intangible assets acquired, including useful lives, as estimated by management of the Company with the assistance of an independent appraiser. The following sets forth the allocation of the purchase consideration:

Cash	$6,050
Other current assets	132,945
Property, plant and equipment	83,886
Intangible assets	17,470
Goodwill	66,072
Other non-current assets	318
Liabilities assumed	(69,771)

Net assets acquired	$236,970

     The fair values assigned to the assets acquired and liabilities assumed in our 2006 acquisition of PCG have been finalized. During the third quarter ended October 1, 2007, the Company continued to evaluate the fair market value of assets acquired and liabilities assumed including certain accrued expenses. During the third quarter ended October 1, 2007, changes to the preliminary allocation of the purchase consideration were made to increase the fair value of accounts receivable, net, by $543 as a result of additional information received regarding fair value of certain receivables; increase other current assets by $3,372 as a result of the receipt of the valuation appraisal of the Dallas facility and reduce certain liabilities assumed in the amount of $38. As a result of these changes in purchase price allocations, the Company recorded a net decrease to goodwill of $3,953. The allocation of the purchase consideration provided above reflects the final asset allocation of the purchase price.
     In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded as a cost of the acquisition involuntary employee severance and other exit activity liabilities of $3,225 associated with its plan to close the PCG Dallas, Oregon facility, which is part of the PCB Manufacturing segment, and terminate certain sales employees of the acquired business. Prior to completing the acquisition, the Company began assessing the need to close certain PCG facilities, and on December 7, 2006, the Company finalized its plan to close the Dallas facility. Production was ceased at the Dallas facility during the second quarter of 2007 and the Company commenced the process of selling the building and certain assets. As of October 1, 2007, the Company reclassified the determined fair value of the Dallas facility in the amount of $5,000 as held for sale. The Company also recorded a charge of $199 in 2006 to establish a restructuring reserve for a corporate realignment, all of which was fully paid at the end of the second quarter 2007. The beginning and ending balance of restructuring charges is included in other accrued expenses. The table below shows the utilization of the accrued restructuring charges during the three quarters ended October 1, 2007.

	Severance	Other Exit Charges	Total
Accrued at December 31, 2006	$3,147	$114	$3,261
Amounts paid	(3,147)	(114)	(3,261)

Accrued at October 1, 2007	$—	$—	$—

     The unaudited pro forma information below presents the results of operations for the quarter and three quarters ended October 2, 2006 as if the PCG acquisition occurred effective January 1, 2006, after giving effect to certain adjustments (depreciation and amortization of tangible and intangible assets, to remove expenses related to assets not acquired and liabilities not assumed, interest expense and amortization of deferred financing costs related to the acquisition debt and the related income tax effects). The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the presented period or of the results which may occur in the future.

	Quarter Ended	Three Quarters Ended
	October 2, 2006	October 2, 2006
Net sales	$183,440	$539,326
Net income	10,081	22,435
Basic earnings per share	$0.24	$0.54
Diluted earnings per share	$0.24	$0.53

(3) Goodwill and Other Intangible Assets
     Other intangible assets subject to amortization were as follows:

	December 31, 2006		October 1, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Customer relationships	$35,429	$9,538	$35,429	$12,585
Backlog	70	18	70	70
Licensing agreement	350	58	350	146

	$35,849	$9,614	$35,849	$12,801

     Amortization expense for other intangible assets for the three months ended October 2, 2006 and October 1, 2007, was $330 and $1,048, respectively. Amortization expense for other intangible assets for the nine months ended October 2, 2006 and October 1, 2007, was $989 and $3,187, respectively. The licensing agreement amortization is allocated to Cost of Good Sold. The approximate estimated annual amortization for other intangibles for each of the five succeeding fiscal years is as follows:

Years ending December 31:
2007, remaining	$1,046
2008	$3,877
2009	$3,460
2010	$3,131
2011	$2,987
     A summary of changes in goodwill for the nine months ended October 1, 2007, is as follows:

Total
Balance as of December 31, 2006	$115,627
Adjustments during the nine months	13,598

Balance as of October 1, 2007	$129,225

(4) Cash Equivalents and Short-Term Investments
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

     Short-term investments as of December 31, 2006 and October 1, 2007 were as follows:

	December 31, 2006	October 1, 2007
Available-for-sale:
Money market funds	$40,713	$14,205
Held-to-maturity:
Corporate bonds and notes	11,311	—
U.S. Treasury and federal agency securities	8,330	—

	19,641	—

Total short-term investments	60,354	14,205
Amounts classified as cash equivalents	49,358	14,205

Amounts classified as short-term investments	$10,996	$—

     As of October 1, 2007, the Company held no debt securities.
     For the year ended December 31, 2006 and each of the quarters ended October 2, 2006 and October 1, 2007, realized gains and losses upon the sale of available-for-sale investments were insignificant. Unrealized gains and losses on available-for-sale investments are insignificant for all periods and accordingly have not been recorded as a component of accumulated other comprehensive income. The specific identification method is used to compute the realized gains and losses on debt investments.
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
(5) Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories as of December 31, 2006 and October 1, 2007 consist of the following:

	December 31 , 2006	October 1, 2007
Raw materials	$22,718	$24,112
Work-in-process	37,804	35,854
Finished goods	6,498	6,367

	$67,020	$66,333

(6) Long-term Debt and Credit Agreement
     The following table summarizes the long-term debt of the Company at October 1, 2007:

October 1, 2007
Term loan due October 27, 2012	$109,000
Borrowings under revolving loan due October 27, 2011	—
Capitalized leases	—

109,000
Less current maturities	(50,000)

Long-term debt, less current maturities	$59,000

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

There is no provision in the Credit Agreement, other than an event of default, for these interest margins to increase. Each calendar year the Company is required to repay 1% of the outstanding term loan balance, subject to adjustment for prior period repayments, and excess cash flow as defined in the Credit Agreement. Discretionary use of cash or cash flow by the Company is constrained by certain leverage and interest coverage ratio tests required to be met under the terms of the Credit Agreement. These ratios become more restrictive over the next two quarters. If the financial performance of the Company falls short of expectations, then the Company might be required to repay additional debt beyond current planned repayments. At October 1, 2007 the Company is in compliance with all provisions of the credit agreement including the leverage and interest coverage ratios.
     At October 1, 2007 the weighted average interest rate on the outstanding borrowings was 7.42%. At December 31, 2006 the weighted average interest rate on the outstanding borrowings was 8.51%. This rate was higher at year end due to $95,000 of the borrowing being maintained under the Alternate Base Rate prior to repayment and entering a hedge. Additionally, the rate for the third fiscal quarter 2007 includes the benefit of the interest rate swap put in place on January 25, 2007. The revolving loan facility contains a $10,000 letter of credit sub-facility. The Company may borrow, repay, and reborrow under the revolving loan facility at any time. The Financings are rated BB by Standard and Poor’s and B1 by Moody’s. The Company is required to pay an unused commitment fee of 0.50% per annum on the unused portion of the revolving facility. As of October 1, 2007, $300 of standby letters of credit were outstanding. Available borrowing capacity under the revolving loan facility was $39,700 at October 1, 2007.
     As of November 13, 2007, the Company had reduced its debt outstanding under our senior secured term loan to $99 million.
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
     Effective January 25, 2007, the Company entered into a three-year pay-fixed, receive floating (3-month LIBOR) amortizing interest rate swap arrangement with a notional amount of $70,000 at inception. The swap applied a fixed interest rate against the first interest payments of the portion of the $200,000 six-year term loan arrangement entered into to facilitate the acquisition of PCG. The notional amount of the swap amortizes to zero over the term of the swap, consistent with our planned debt pay down and the credit agreement requirement of maintaining interest rate protection on at least 40% of term loan debt for a minimum of three years. At the time of the inception of the swap, the balance of the term loan was $175,000. The notional value underlying the hedge at October 25, 2007 declined to $56,000. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.209%. As of October 1, 2007, the corresponding LIBOR rate was 5.36%.
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
     To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). No ineffectiveness was recognized in the current period. On January 25, 2007, at inception, the fair value of the swap was zero. As of October 1, 2007, the fair value of the swap was recorded as a liability of $475 in other accrued expenses. The change in the fair value of the swap is recorded in accumulated other comprehensive income, net of tax, in our Consolidated Condensed Balance Sheet. The benefit to interest expense for the quarter ending October 1, 2007 was $23.

     The components of interest expense were as follows:

	Quarter Ended
	October 2, 2006	October 1, 2007
Interest expense	$(16)	$(2,204)
Amortization of debt issuance costs	(19)	(424)

Interest expense	$(35)	$(2,628)

	Three Quarters Ended
	October 2, 2006	October 1, 2007
Interest expense	$(83)	$(8,131)
Amortization of debt issuance costs	(58)	(2,963)

Interest expense	$(141)	$(11,094)

(7) Comprehensive Income
     The components of accumulated other comprehensive income generally include foreign currency translation adjustments and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Quarter Ended
	October 2, 2006	October 1, 2007
Net income	$10,523	$8,201
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	194
Unrealized loss on effective cash flow hedges, net of tax	—	(329)

Total other comprehensive income, net of tax	—	(135)

Comprehensive income	$10,523	$8,066

	Three Quarters Ended
	October 2, 2006	October 1, 2007
Net income	$29,890	$22,850
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	559
Unrealized loss on effective cash flow hedges, net of tax	—	(300)

Total other comprehensive income, net of tax	—	259

Comprehensive income	$29,890	$23,109

(8) Income Taxes
     Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109. Upon adoption of FIN 48, the Company recorded a decrease in the liability for unrecognized tax benefits of $338 and an increase to retained earnings of $338 representing the cumulative effect of the change in accounting principle. No change was recorded in the deferred income tax asset accounts. As of January 1, 2007 and October 1, 2007, unrecognized income tax benefits totaled approximately $373. Of that amount, approximately $373 (net of the federal benefit on state income tax matters) carried in other long-term liabilities, net of current portion, represents the amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods.
     The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. The State of California Franchise Tax Board has completed audits of the Company’s income tax returns for the 2000 — 2001 years. The State of Florida Department of Revenue has completed audits of the Company’s income tax returns for the 2003 — 2005 years. As of October 1, 2007 and January 1, 2007, the 2002 — 2006 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

     Estimated interest and penalties related to the unrecognized tax benefits are included in income tax expense and totaled $0 for the quarter ended October 1, 2007. Accrued interest and penalties were $41 as of January 1, 2007 and October 1, 2007, which, net of the federal benefit, is $27 as of January 1, 2007 and October 1, 2007.
(9) Commitments and Contingencies
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
     Prior to the Company’s acquisition of PCG, PCG made legal commitments to the U.S. Environmental Protection Agency (“U.S. EPA”) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (“DEP”) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the US EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of October 1, 2007, approximately $822 remains to be expended in the form of capital improvements to meet the rinse water recycling systems requirements. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.
     The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies that are probable and estimable at December 31, 2006 and October 1, 2007.
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
     The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at two Connecticut sites, and the ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The Company is also obligated to investigate the third Connecticut site as a result of the PCG acquisition under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs of approximately $875 and $874 as of December 31, 2006 and October 1, 2007, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $887 to $1,147 on an undiscounted basis. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none is estimated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation, and monitoring of results achieved. As of October 1, 2007, the Company anticipates paying these costs ratably over the next 12 to 60 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

(10) Earnings Per Share
     Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.
     The following is a reconciliation of the numerator and denominator used to calculate Basic EPS and Diluted EPS for the quarters and three quarters ended October 2, 2006 and October 1, 2007:

	Quarter Ended October 2, 2006			Quarter Ended October 1, 2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$10,523	41,823	$0.25	$8,201	42,260	$0.19
Dilutive effect of options		487			365

Diluted EPS	$10,523	42,310	$0.25	$8,201	42,625	$0.19

	Three Quarters Ended October 2, 2006			Three Quarters Ended October 1, 2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$29,890	41,651	$0.72	$22,850	42,203	$0.54
Dilutive effect of options		614			303

Diluted EPS	$29,890	42,265	$0.71	$22,850	42,506	$0.54

     The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on earnings per common share. Stock options and restricted stock units to purchase 1,810 and 1,661 shares of common stock for the quarters ended October 2, 2006, and October 1, 2007, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive. Stock options and restricted stock units to purchase 1,339 and 2,014 shares of common stock for the three quarters ended October 2, 2006, and October 1, 2007, respectively, were not considered in calculating Diluted EPS because the effect would be anti-dilutive.
(11) Stock-Based Compensation
     In June 2006, the Company adopted the 2006 Incentive Compensation Plan (“The Plan”). The Plan provides for the grant of “Incentive Stock Options,” as defined by the Internal Revenue Code (the “Code”), and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under this Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Other types of awards such as restricted stock units and stock appreciation rights are also permitted under the Plan. This plan allows for the issuance of 6,873 shares through the Plan’s expiration date of June 22, 2016. Prior to the adoption of the Plan, the Company adopted the Amended and Restated Management Stock Option Plan (the “Prior Plan”) in 2000. The Prior Plan provided for the grant of “Incentive Stock Options,” as defined by the Code, and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under the Plan and the Prior Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Under both the Plan and the Prior Plan, the exercise price is determined by the compensation committee of the Board of Directors and, for options intended to qualify as Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, generally four years for employees and three or four years for non-employee directors. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. Awards under the Prior Plan ceased as of June 22, 2006. For the quarter ended October 1, 2007, of the 2,380 options outstanding, 426 options were issued under the Plan and 1,954 options were issued under the Prior Plan. Additionally, 484 restricted stock units were issued under the Plan and were outstanding as of October 1, 2007. These restricted stock units will vest over three years for employees and one year for non-employee directors. The restricted stock units do not have voting rights.

     Upon the exercise of outstanding stock options or vesting of restricted stock units, the Company’s practice is to issue new registered shares that are reserved for issuance under the Plan and Prior Plan.
     Stock-based compensation expense recognized in the financial statements in the quarters and three quarters ended October 2, 2006 and October 1, 2007 was classified as follows:

	Quarter Ended
	October 2, 2006	October 1, 2007
Cost of goods sold	$135	$258
Selling and marketing	39	55
General and administrative	276	609

Stock-based compensation expense recognized	450	922
Income tax benefit recognized	(64)	(284)

Total stock-based compensation expense after income taxes	$386	$638

	Three Quarters Ended
	October 2, 2006	October 1, 2007
Cost of goods sold	$328	$700
Selling and marketing	88	153
General and administrative	623	1,614

Stock-based compensation expense recognized	1,039	2,467
Income tax benefit recognized	(94)	(699)

Total stock-based compensation expense after income taxes	$945	$1,768

     There were no grants of stock option awards during the quarter ended October 1, 2007. As of October 1, 2007, $3,892 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.2 years.
     Restricted stock unit activity under the Plan for the three quarters ended October 1, 2007 was as follows:

		Weighted-
	Shares	Average Grant
	(in thousands)	Date Fair Value
Nonvested at December 31, 2006	—	—
Granted	500	10.70
Vested	—	10.58
Forfeited	(16)	10.58

Nonvested at October 1, 2007	484	$10.71

     We estimate the value of share-based restricted stock unit awards on the date of grant using the closing share price. As of October 1, 2007, $3,687 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.1 years.
(12) Customer Concentration
     The Company’s customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services companies (“EMS companies”). The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
     For the third fiscal quarter ended October 1, 2007, one customer accounted for 10% of gross sales. For the third fiscal quarter ended October 2, 2006, two customers accounted for approximately 24% and 13% of gross sales. Sales to our ten largest customers were 61% and 45% of gross sales in the fiscal quarters ended October 2, 2006 and October 1, 2007, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

(13) Concentration of Credit Risk
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
     For the purposes of evaluating collection risk, the Company considers the credit risk profile of the entity from which the receivable is due. As of December 31, 2006 and October 1, 2007, five customers in the aggregate accounted for 33% and 33%, respectively, of total accounts receivable at each period end. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it could have a material adverse effect on the Company’s financial condition and results of operations.
(14) Segment Information
     The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources. Effective October 27, 2006, with the purchase of PCG (see Note 2), the Company has two reportable segments: PCB Manufacturing and Backplane Assembly formerly named Commercial Assembly. Prior to October 27, 2006, the Company operated in one operating segment. These reportable segments are each managed separately as they distribute and manufacture distinct products with different production processes. Each reportable segment operates predominately in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution. PCB Manufacturing fabricates printed circuit boards, and Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes and subsystem assemblies.
     The Company evaluates segment performance based on operating segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All intercompany transactions, including sales of PCBs from the PCB Manufacturing segment to the Backplane Assembly segment, have been eliminated. Reportable segment assets exclude short-term investments, which are managed centrally.

	Quarter Ended
	October 2, 2006	October 1, 2007
Net Sales:
PCB Manufacturing	$75,765	$140,514
Backplane Assembly	—	30,679

Total sales	75,765	171,193
Inter-company sales	—	(8,114)

Total net sales	$75,765	$163,079

Operating Segment Income:
PCB Manufacturing	$15,326	$13,899
Backplane Assembly	—	2,294

Total operating segment income	15,326	16,193
Amortization of intangibles	(300)	(1,019)

Total operating income	15,026	15,174
Total other income (expense)	1,334	(2,307)

Income before income taxes	$16,360	$12,867

	Three Quarters Ended
	October 2, 2006	October 1, 2007
Net Sales:
PCB Manufacturing	$225,136	$431,316
Backplane Assembly	—	96,500

Total sales	225,136	527,816
Inter-company sales	—	(25,824)

Total net sales	$225,136	$501,992

Operating Segment Income:
PCB Manufacturing	$44,438	$42,285
Backplane Assembly	—	6,832

Total operating segment income	44,438	49,117
Amortization of intangibles	(901)	(3,090)

Total operating income	43,537	46,027
Total other income (expense)	3,323	(9,778)

Income before income taxes	$46,860	$36,249

Segment Assets:	December 31, 2006	October 1, 2007
PCB Manufacturing	$497,206	$479,575
Backplane Assembly	65,496	24,662
Unallocated corporate assets	10,996	—

Total assets	$573,698	$504,237

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
Overview
     We are a one-stop provider of time-critical and technologically complex printed circuit boards (“PCBs”) and backplane assemblies, which serve as the foundation of sophisticated electronic products. We serve high-end commercial and aerospace/defense markets—including the networking/communications infrastructure, high-end computing, industrial/medical, and aerospace/defense markets—which are characterized by high levels of complexity and moderate production volumes. Our customers include original equipment manufacturers, or OEMs, electronic manufacturing services, or EMS providers, and aerospace/defense companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market.
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
     We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of October 1, 2007, we had approximately 900 customers, compared to approximately 561 as of October 2, 2006. Sales to our 10 largest customers accounted for 45% of our net sales in the third fiscal quarter 2007, down from 61% of our net sales in the third fiscal quarter 2006. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 50% and 25% of our net sales in the third fiscal quarter 2006 and 2007, respectively.
     The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Third Fiscal Quarter		Three Fiscal Quarters
End Markets (1)	2006	2007	2006	2007
Networking/Communications	43%	40%	42%	42%
Computing/Storage Peripherals	34	13	34	13
Medical/Industrial/Instrumental/Other	11	15	12	15
Aerospace/Defense	12	32	12	30

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
     For PCBs we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders decreased from approximately 17% of net PCB sales in the third quarter 2006 to 13% of net PCB sales in the third quarter 2007, due to the inclusion of the PCG operations, which focus primarily on standard lead-time services. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days.

We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
     We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss have transferred, and collectibility is reasonably assured—generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically has been less than 3% of gross sales. We provide our customers a limited right of return for defective printed circuit boards. We accrue an estimated amount for sales returns and allowances at the time of sale based on our historical results. To the extent actual returns vary from our historical experience, revisions to these allowances may be required.
     Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products as well as incentive and stock-based compensation expense. Many factors affect our gross margin, including capacity utilization, product mix, production volume, and yield. We do not participate in any significant long-term contracts with suppliers, and we believe there are a number of potential suppliers for the raw materials we use. We expect our cost of goods sold to continue to fluctuate as a percentage of net sales.
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
     General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, and human resources personnel, as well as insurance expenses, expenses for accounting and legal assistance, incentive compensation expense, stock-based compensation expense, and bad debt expense. We expect these expenses to continue to fluctuate as a percentage of net sales as we add personnel and incur additional costs related to the growth of our business and the requirements of operating as a public company.
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
     We have significant long-lived tangible and intangible assets consisting of property, plant and equipment; goodwill; and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. During the fourth fiscal quarter 2006, we performed an impairment assessment of our goodwill, which required the use of a fair-value based analysis, and determined that no impairment existed. At October 1, 2007, we determined that there were no events or changes in circumstances that indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.
     The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company does not use derivative financial instruments for trading or speculative purposes and current derivative financial instruments are limited to a single interest rate swap agreement. On October 27, 2006, the Company entered into a Credit Agreement. The Credit Agreement provides for a $200.0 million senior secured term loan, which bears interest at a floating rate. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. The Company is required by the Credit Agreement to provide either a fixed interest rate or interest rate protection on at least 40% of its total outstanding term loan debt, for a period of three years. To satisfy this requirement the Company has entered into a fixed interest rate swap agreement to manage fluctuations in cash flows resulting from changes in interest rates on its variable rate debt. The Company’s interest rate swap agreement effectively converts approximately 40% or more of our variable rate term debt to fixed rate debt, mitigating our exposure to increases in interest rates. At October 1, 2007, all of the total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swap. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 53% of our total debt portfolio as of October 1, 2007.
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
     Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At October 1, 2007, we have net deferred income tax assets of $4.3 million, which is net of a valuation allowance of approximately $2.4 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If we determine in the future that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what already is recorded, we would reverse all or a portion of valuation allowance in the period the determination is made. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

     We apply the provisions of purchase accounting when recording our acquisitions. Application of purchase accounting requires that we estimate the fair value of the individual assets acquired and liabilities assumed of a business. Determination of the fair value of the assets involves a number of judgments and estimates. In our acquisitions to date, we have engaged an outside valuation firm to provide us with an appraisal report, which we utilized in determining the purchase price allocation. The allocation of the purchase price to different asset classes impacts the depreciation and amortization expense we subsequently record. The principal assets we have acquired to date are receivables, inventory, real estate, property and equipment, as well as intangible assets such as customer relationships. The principal liabilities we have assumed to date are payables, asset retirement obligations and future environmental remediation obligations. The fair values assigned to the assets acquired and liabilities assumed in our 2006 acquisition of PCG have been finalized. During the third quarter ended October 1, 2007, the Company continued to evaluate the fair market value of assets acquired and liabilities assumed including certain accrued expenses. During the third quarter ended October 1, 2007, changes to the preliminary allocation of the purchase consideration were made to increase the fair value of accounts receivable, net, by $543, as a result of additional information received regarding fair value of certain receivables; increase other current assets by $3,372 as a result of the valuation appraisal of the Dallas facility and reduce certain liabilities assumed in the amount of $38. As a result of these changes in the purchase price allocations, the Company recorded a net decrease to goodwill of $3,953. The Company has finalized the fair values of these items during 2007.
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
     We estimate the value of share-based restricted stock unit awards on the date of grant using the closing share price. We estimate the value of share-based option awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based option payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated our forfeiture rate to be 7 percent. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended December 31, 2006, share-based compensation expense was $1.6 million. At October 1, 2007, total unrecognized estimated compensation expense related to non-vested stock options was $3.9 million, which is expected to be recognized over a weighted-average period of 1.2 years. At October 1, 2007, $3.7 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.1 years.
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

Results of Operations
Third Fiscal Quarter 2007 Compared to the Third Fiscal Quarter 2006
     There were 91 days in both the third fiscal quarters 2006 and 2007.
     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	October 2, 2006	October 1, 2007
Net sales	100.0%	100.0%
Cost of goods sold	70.3	80.8

Gross profit	29.7	19.2

Operating expenses:
Selling and marketing	4.4	4.4
General and administrative	5.0	4.9
Amortization of definite-lived intangibles	0.4	0.6

Total operating expenses	9.8	9.9

Operating income	19.9	9.3
Other income (expense):
Interest expense	—	(1.6)
Interest income and other, net	1.8	0.2

Total other income (expense), net	1.8	(1.4)

Income before income taxes	21.7	7.9
Income tax provision	(7.7)	(2.9)

Net income	14.0%	5.0%

Business Segments
     The Company has two reportable segments: PCB Manufacturing and Backplane Assembly. Prior to our acquisition of PCG we had one reportable segment. These reportable segments are managed separately because they manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes into subassemblies and subsystem assemblies. Our Backplane Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB manufacturing segment is comprised of eight domestic PCB fabrication plants and an assembly operation that is closely affiliated with one of the PCB manufacturing plants and primarily serves aerospace/defense customers.
     We evaluate each segment on the basis of segment operating income, which excludes profit on inter-company sales, amortization of intangible assets, certain interest income and expense, and income tax expense. Corporate expenses and certain centrally managed expenses are allocated to the PCB Manufacturing segment. The following table presents sales and operating income for our reportable segments. For further information regarding our reportable segments, refer to Note 14 to our consolidated condensed financial statements.

	Quarter Ended
	October 2, 2006	October 1, 2007
Net sales:
PCB Manufacturing	$75,765	$140,514
Backplane Assembly	—	30,679

Total sales	75,765	171,193
Inter-company sales	—	(8,114)

Total net sales	$75,765	$163,079

Operating income:
PCB Manufacturing	$15,326	$13,899
Backplane Assembly	—	2,294

Total operating segment income	15,326	16,193
Amortization of intangibles	(300)	(1,019)

Total operating income	15,026	15,174
Total other income (expense)	1,334	(2,307)

Income before income taxes	$16,360	$12,867

     The third fiscal quarter 2006 does not include the results of operations from our PCG acquisition, which occurred on October 27, 2006. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.
Net Sales
     Net sales increased $87.3 million, or 115.2%, from $75.8 million in the third fiscal quarter 2006 to $163.1 million in the third fiscal quarter 2007 due to the addition of the PCG operations. The increase in sales represented $93.6 million in sales from our PCG acquisition offset by a $6.3 million reduction in sales from our historic operations. The backplane assembly segment accounted for $28.3 million of this net sales increase and the PCG printed circuit board operations accounted for the remaining $59.0 million. Printed circuit board volume increased approximately 58% mainly due to the inclusion of the PCG operations. Prices rose approximately 5% due to increased demand for PCBs as well as a shift in production mix toward more high technology production. Our quick-turn production, which generally is characterized by higher prices, decreased from 17% of PCB revenue in the third fiscal quarter 2006 to 13% of PCB revenue in the third fiscal quarter 2007 due to the inclusion of the PCG operations, which focus primarily on standard lead-time services.
Gross Profit
     Cost of goods sold increased $78.5 million, or 147.4%, from $53.3 million for the third fiscal quarter 2006 to $131.8 million for the third fiscal quarter 2007. Cost of goods sold rose mainly due to the addition of the PCG operations and increased material costs. As a percentage of net sales, cost of goods sold increased from 70.3% for the third fiscal quarter 2006 to 80.8% for the third fiscal quarter 2007 primarily due to increased cost content in the newly acquired backplane assembly operations. In addition, higher wage rates, greater headcount, increased incentive compensation, and the inclusion of stock based compensation led to increased labor costs.
     As a result of the foregoing, gross profit increased $8.7 million, or 39.0%, from $22.5 million for the third fiscal quarter 2006 to $31.2 million for the third fiscal quarter 2007. Our gross margin decreased from 29.7% in the third fiscal quarter 2006 to 19.2% in the third fiscal quarter 2007. The decrease in our gross margin was due to higher cost of goods sold as a percent of sales, which increased due to the factors discussed above and the inclusion of the backplane assembly operations, which have inherently lower gross margins.
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
Operating Expenses
     Selling and marketing expenses increased $3.8 million, or 113.3%, from $3.3 million for the third fiscal quarter 2006 to $7.1 million for the third fiscal quarter 2007, primarily due to the inclusion of the PCG operations in our results for 2007. As a percentage of net sales, selling and marketing expenses for the third fiscal quarter 2006 and 2007 remained unchanged at 4.4%.
     General and administrative expenses and amortization of definite-lived intangibles increased $4.9 million from $4.1 million, or 5.4% of net sales, for the third fiscal quarter 2006 to $9.0 million, or 5.5% of net sales, for the third fiscal quarter 2007. The increase in expenses resulted primarily from the inclusion of the PCG operations in our results for the third fiscal quarter 2007. Other factors that increased general and administrative expense were higher amortization of intangibles related to the acquisition of the PCG business and higher stock-based compensation expense as well as increased accounting, legal fees, and consulting expenses related to integration of the acquisition.

Other Income (Expense)
     Other income (expense) declined $3.6 million from income of $1.3 million in the third fiscal quarter 2006 to an expense of $2.3 million in the third fiscal quarter 2007. This net decrease resulted from an increase of $2.6 million in interest expense and amortization of debt issuance costs related to our $200 million senior secured term loan used to fund the acquisition of PCG and a decrease of $1.0 million from interest earned on lower balances in cash and cash equivalents and short-term investments.
Income Taxes
     The provision for income taxes decreased from a $5.8 million provision for third fiscal quarter 2006 to a $4.7 million provision for the third fiscal quarter 2007. Our effective tax rate was 35.7% in third fiscal quarter 2006, and 36.3% in third fiscal quarter 2007. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, utilization of other credits and deductions available to us, and certain non-deductible items. The increase from this rate to the third fiscal quarter 2007 effective tax rate of 36.3% is due primarily to the acquisition of the PCG operations, which are generally in states with higher tax rates, most notably California.
First Three Fiscal Quarters 2007 Compared to the First Three Fiscal Quarters 2006
     There were 275 and 274 days in the first three fiscal quarters 2006 and 2007, respectively.
     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Quarters Ended
	October 2, 2006	October 1, 2007
Net sales	100.0%	100.0%
Cost of goods sold	70.8	81.0

Gross profit	29.2	19.0

Operating expenses:
Selling and marketing	4.5	4.4
General and administrative	4.9	4.8
Amortization of definite-lived intangibles	0.4	0.6

Total operating expenses	9.8	9.8

Operating income	19.4	9.2
Other income (expense):
Interest expense	(0.1)	(2.2)
Interest income and other, net	1.5	0.3

Total other income (expense), net	1.4	(1.9)

Income before income taxes	20.8	7.3
Income tax provision	(7.5)	(2.7)

Net income	13.3%	4.6%

Business Segments

	Three Quarters Ended
	October 2, 2006	October 1, 2007
Net sales:
PCB Manufacturing	$225,136	$431,316
Backplane Assembly	—	96,500

Total sales	225,136	527,816
Inter-company sales	—	(25,824)

Total net sales	$225,136	$501,992

Operating income:
PCB Manufacturing	$44,438	$42,285
Backplane Assembly	—	6,832

Total operating segment income	44,438	49,117
Amortization of intangibles	(901)	(3,090)

Total operating income	43,537	46,027
Total other income (expense)	3,323	(9,778)

Income before income taxes	$46,860	$36,249

     The first three fiscal quarters 2006 does not include the results of operations from our PCG acquisition, which occurred on October 27, 2006. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.
Net Sales
     Net sales increased $276.9 million, or 123.0%, from $225.1 million in the first three fiscal quarters 2006 to $502.0 million in the first three fiscal quarters 2007 mainly due to the addition of the PCG operations. The increase in sales represented $300.1 million in sales from our PCG acquisition offset by a $23.2 million reduction in sales from our historic operations. The backplane assembly segment accounted for $89.4 million of this net sales increase and the PCG printed circuit group operations accounted for the remaining $187.5 million. Printed circuit board volume increased approximately 63% due to the inclusion of the PCG operations. Prices rose approximately 5% due to a shift in production mix toward more high technology production. Our quick-turn production, which generally is characterized by higher prices, decreased from 19% of PCB revenue in the first three fiscal quarters 2006 to 15% of PCB revenue in the first three fiscal quarters 2007 due to the inclusion of the PCG operations, which focus primarily on standard lead-time services.
Gross Profit
     Cost of goods sold increased $247.0 million, or 154.9%, from $159.5 million for the first three fiscal quarters 2006 to $406.5 million for the first three fiscal quarters 2007. Cost of goods sold rose mainly due to the addition of the PCG operations and increased material costs. As a percentage of net sales, cost of goods sold increased from 70.8% for the first three fiscal quarters 2006 to 81.0% for the first three fiscal quarters 2007 primarily due to increased cost content in the newly acquired backplane assembly operations. In addition, higher wage rates, greater headcount, increased incentive compensation, and the inclusion of stock based compensation led to increased labor costs.
     As a result of the foregoing, gross profit increased $29.9 million, or 45.5%, from $65.6 million for the first three fiscal quarters 2006 to $95.5 million for the first three fiscal quarters 2007. Our gross margin decreased from 29.2% in the first fiscal quarter 2006 to 19.0% in the first three fiscal quarters 2007. The decrease in our gross margin was due to higher cost of goods sold as a percent of sales, which increased due to the factors discussed above and the inclusion of the backplane assembly operations, which have inherently lower gross margins.
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

Operating Expenses
     Selling and marketing expenses increased $12.1 million, or 119.0%, from $10.1 million for the first three fiscal quarters 2006 to $22.2 million for the first three fiscal quarters 2007, primarily due to the inclusion of the PCG operations in our results for 2007. As a percentage of net sales, selling and marketing expenses were flat.
     General and administrative expenses and amortization of definite-lived intangibles increased $15.3 million from $12.0 million, or 5.3% of net sales, for the first three fiscal quarters 2006 to $27.3 million, or 5.4% of net sales, for the first three fiscal quarters 2007. The increase in expenses resulted primarily from the inclusion of the PCG operations in our results for the first three fiscal quarters 2007. Other factors that increased general and administrative expense were higher amortization of intangibles related to the acquisition of the PCG business and higher stock-based compensation expense as well as increased accounting, legal fees, and consulting expenses related to completion and integration of the acquisition.
Other Income (Expense)
     Other income (expense) declined $13.1 million from income of $3.3 million in the first three fiscal quarters 2006 to expense of $9.8 million in the first three fiscal quarters 2007. This net decrease resulted from an increase of $11.0 million in interest expense and amortization of debt issuance costs related to our $200 million senior secured term loan used to fund the acquisition of PCG and a decrease of $2.1 million from interest earned on lower balances in cash and cash equivalents and short-term investments. We capitalized $0.3 million in interest expense in the first three fiscal quarters 2007 for assets that are being capitalized.
Income Taxes
     The provision for income taxes decreased from a $17.0 million provision for the first three fiscal quarters 2006 to a $13.4 million provision for the first three fiscal quarters 2007. Our effective tax rate was 36.2% in the first three fiscal quarters 2006, and 37.0% in the first three fiscal quarters 2007. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, utilization of other credits and deductions available to us, and certain non-deductible items. During our first three fiscal quarters 2007, we revalued our state deferred income tax assets and liabilities to reflect the rates that are expected to apply to taxable income in the periods in which the temporary differences are expected to reverse. The net impact of this revaluation was insignificant on the first three fiscal quarters 2007 provision for income tax. The increase from the effective tax rate for the first three fiscal quarters 2006 to the first three fiscal quarters 2007 effective tax rate of 37.0% is due primarily to the acquisition of the PCG operations, which are generally in states with higher tax rates, most notably California.
Liquidity and Capital Resources
     Our principal sources of liquidity have been cash provided by operations, borrowings under our senior secured credit facility, and proceeds from employee exercises of stock options. Our principal uses of cash have been to finance acquisitions, meet debt service requirements, finance capital expenditures and fund working capital requirements. We anticipate that servicing debt, funding working capital requirements, and financing capital expenditures will continue to be the principal demands on our cash in the future. On October 27, 2006, we completed the PCG acquisition for $226.8 million, excluding acquisition costs. This purchase price was paid using some of our available cash and cash equivalents as well as proceeds from a new $200 million senior secured term loan. We cancelled our existing $25 million revolving credit facility and replaced it with a new $40 million senior secured revolving credit facility.
     As of October 1, 2007, we had net working capital of approximately $94.7 million, compared to $127.4 million as of December 31, 2006. The decrease in working capital is primarily attributable to the repayment of $91.0 million of our outstanding debt during the first three fiscal quarters, 2007 partially offset by reduced accounts receivable and cash generated from earnings.
     Our 2007 capital expenditure plan is expected to total approximately $15.0 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities at certain of our facilities.
     The following table provides information on contractual obligations as of October 1, 2007 (in thousands):

Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	$7,870	$2,342	$3,561	$668	$1,299
Debt obligations	109,000	50,000	1,198	1,198	56,604
Interest on debt obligations (2)	24,307	5,830	8,631	8,454	1,392

Total contractual obligations	$141,177	$58,172	$13,390	$10,320	$59,295

(1)	FIN 48 unrecognized tax benefits of $373 are not included in the table above as management considers this amount not material.

(2)	For variable rate debt, interest is based upon the rates in effect at October 1, 2007, adjusted for the impact of our interest rate hedge entered into January 25, 2007.
     In connection with the PCG acquisition, the Company is involved in various stages of investigation and cleanup related to environmental remediation at two Connecticut sites and is obligated to investigate a third Connecticut site. The Company currently estimates that it will incur remediation costs of $0.9 million to $1.2 million over the next 12 to 60 months related to these matters. In addition, the Company has obligations to the Connecticut Department of Environmental Protection to complete a compliance management plan through July 2009 under which the Company will make certain environmental asset improvements to its waste water systems, which are estimated to cost $0.8 million. These amounts are not included in the contractual obligations noted above.
     Based on our current level of operations, we believe that cash generated from operations, available cash, and amounts available under our five-year senior secured $40.0 million revolving credit facility will be adequate to meet our currently anticipated debt service, capital expenditure, and working capital needs for the foreseable future. Our principal liquidity needs for periods beyond the next 12 months are to meet debt service requirements as well as for other contractual obligations as indicated in our contractual obligations table above and for capital purchases under our annual capital expenditure plan.
     Net cash provided by operating activities was $56.9 million in the first three fiscal quarters 2007, compared to $32.5 million in the first three fiscal quarters 2006. Operating cash flow for the first three fiscal quarters 2007 was $56.9 million which primarily reflects net income of $22.9 million, $23.2 million of depreciation and amortization, a net increase in working capital of $6.4 million, and $4.4 million from a variety of other factors.
     Net cash provided by investing activities was $1.0 million in the first three fiscal quarters 2007, compared to net cash used in investing activities of $4.4 million in the first three fiscal quarters 2006. In the first three fiscal quarters 2007, we made net purchases of approximately $10.0 million of property, plant, and equipment, offset by a reduction of $11.0 million in our net short-term investments.
     Net cash used in financing activities was $90.5 million in the first three fiscal quarters 2007, compared to net cash provided by financing activities of $5.3 million in the first three fiscal quarters 2006. Our first three fiscal quarters 2007 financing net cash flow reflects repayment of $91.0 million of our outstanding debt and repayment of $0.7 million capital lease obligations, partially offset by $1.2 million from the proceeds of employee stock option exercises. As of October 1, 2007, we had $109.0 million of debt obligations outstanding under our senior secured term loan facility and no borrowing outstanding under our senior secured revolving credit facility. At November 13, 2007, we had reduced our debt outstanding under our senior secured term loan to $ 99 million. As of October 1, 2007, $0.3 million of standby letters of credit were outstanding under our revolving credit facility. Available borrowing capacity under the revolving loan facility was $39.7 million at October 1, 2007.
     In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, we recorded as a cost of the acquisition involuntary employee severance and other exit activity liabilities of $3,225 associated with our plan to close the PCG Dallas, Oregon facility, which is part of the PCB Manufacturing segment, and terminate certain sales employees of the acquired business. Prior to completing the acquisition, we began assessing the need to close certain PCG facilities and on December 7, 2006, we finalized our plan to close the Dallas facility. Production ceased at the Dallas facility during the second quarter of 2007 and we commenced the process of selling the building and certain assets. As of October 1, 2007, we reclassified the determined fair value of the Dallas facility in the amount of $5,000 as held for sale. We also recorded a charge of $199 in 2006 to establish a restructuring reserve for a corporate realignment, all of which was fully paid at the end of the second fiscal quarter 2007. The beginning and ending balance of restructuring charges is included in other accrued expenses. The table below shows the utilization of the accrued restructuring charges during the quarter ended October 1, 2007.

	Severance	Other Exit Charges	Total
Accrued at December 31, 2006	$3,147	$114	$3,261
Amounts paid	(3,147)	(114)	(3,261)

Accrued at October 1, 2007	$—	$—	$—

     On October 27, 2006, we entered into a credit agreement (the “Credit Agreement”) with certain lenders led by UBS Securities LLC. The Credit Agreement provides for a $200.0 million senior secured term loan that matures in October 2012, and a $40.0 million senior secured revolving loan facility that matures in October 2011. Borrowings under the Credit Agreement bear interest at a floating rate of either a base rate (the “Alternate Base Rate”) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternate Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Under terms of the Credit Agreement, borrowings under the term loan and the revolving loan facility will, at the Borrower’s option, initially bear interest at a rate based on either (a) LIBOR plus 2.25% or (b) the Alternate Base rate plus 1.25%. The applicable interest margins on both Alternate Base Rate loans and LIBOR loans under the revolving loan facility may decrease under the terms of the Credit Agreement by up to 0.5% as our leverage ratio decreases. There is no provision in the credit agreement, other than in the event of default, for these interest margins to increase. Each calendar year we are required to repay 1% of the outstanding term loan balance, subject to adjustment for prior period repayments and excess cash flow, as defined in the credit agreement. Our discretionary use of cash or cash flow is constrained by certain leverage and interest coverage ratio tests required to be met under the terms of our Credit Agreement. These ratios will become more restrictive over the next successive quarters. If the financial performance of our business falls short of expectations, we might be required to repay additional debt beyond current planned repayments.
     The Credit Agreement contains customary limitations, including limitations on the incurrence of debt; limitations on liens; limitations on investments and acquisitions; limitations on dividends, stock repurchases, stock redemptions and the redemption or prepayment of other debt; limitations on mergers, consolidations or sales of assets; limitations on capital expenditures; and limitations on transactions with affiliates. We are also subject to financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio and limitations on capital expenditures. The leverage ratio is the ratio of total indebtedness to consolidated last twelve months (“LTM”) EBITDA, and the interest coverage ratio is the ratio of consolidated LTM EBITDA to consolidated LTM interest expense. EBITDA used for our debt covenants is adjusted for certain costs related to our PCG transactions (not to exceed $9 million) and other non-cash charges as defined in the credit agreement. Our maximum leverage ratio covenant ranges from 1.85:1 to 1:00:1 during the term of the agreement. Our minimum interest coverage ratio ranges from 5.75:1 to 10.50:1 during the term. We are in compliance with these covenants. The term loan and revolving loan facility are secured by substantially all of our domestic assets and 65% of our foreign assets.
     On January 25, 2007, we entered into an interest rate swap, to comply with the terms of our credit agreement, to hedge 40% of our outstanding debt. As of October 1, 2007, $58 million of our outstanding debt was covered under an interest rate swap. The interest rate swap has been designated as a cash flow hedge and is accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments” — See Note 6 of the Notes to the Condensed Consolidated Financial Statements.
Impact of Inflation
     We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we generally will be able to pass along component price increases to our customers.
Seasonality
     We have historically experienced some seasonality in our third fiscal quarter in our commercial end markets.
Fair Value of Financial Instruments
     The carrying amounts of assets and liabilities as reported on the consolidated balance sheets at December 31, 2006 and October 1, 2007, which qualify as financial instruments, approximate fair value. As of December 31, 2006, the Company had a $200.0 million term loan outstanding, and the fair value, based on quoted market prices, of the Company’s term loan was $201.0 million. As of October 1, 2007, the Company had a $109.0 million term loan outstanding, and the fair value, based on quoted market prices, of the Company’s term loan was approximately $108.5. The fair value of this term loan may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions.
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
     In February 2007, FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” was released. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 will be effective for the Company beginning January 1, 2008. The Company currently is evaluating the potential effect of SFAS 159 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We are exposed to interest rate risk relating to our senior secured term loan, which bears interest at (a) either an alternate base rate plus an applicable margin or (b) LIBOR plus an additional margin. As of October 1, 2007 a 1.0% increase in the interest rate would result in a $0.5 million increase in interest expense per annum.
     Our revolving credit facility bears interest at floating rates. The revolving credit facility bears interest ranging from 1.75% to 2.25% per year plus the applicable LIBOR or from 0.75% to 1.25% per year plus the Alternate Base Rate, as defined in our credit agreement. The applicable interest margins on both Alternate Base Rate loans and LIBOR loans under the revolving loan facility may decrease under the terms of the Credit Agreement by up to 0.50% as the Company’s total leverage ratio decreases. As of October 1, 2007, we have no outstanding revolving loans. However, $0.3 million of the available capacity for letters of credit is utilized in support of a real estate lease.
     On January 25, 2007, we entered into an interest rate swap to comply with the terms of our credit agreement to hedge 40% of our outstanding debt, effectively fixing the interest rate for such portion of our outstanding debt at 7.46%. As of October 1, 2007, $58 million of our outstanding debt was covered under an interest rate swap. The interest rate swap has been designated as a cash flow hedge and amortizes to a zero notional value on January 25, 2010. Accounting for this swap agreement is covered by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. As of October 1, 2007, the fair value of the swap was recorded as a liability of $0.5 million in other accrued expenses and the effective offset is recorded in accumulated other comprehensive income, net of tax, in our Consolidated Condensed Balance Sheet. The benefit to interest expense for the quarter ending October 1, 2007 was $23.
     Foreign Currency Exchange Risk. We are subject to risks associated with transactions that are denominated in currencies other than the US dollar, as well as the effects of translating amounts denominated in a foreign currency to the US dollar as a normal part of the reporting process. Our recently acquired Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains and losses on transactions denominated in currencies other than the US dollar were not material during the fiscal quarters ended October 2, 2006 and October 1, 2007. We currently do not utilize any derivative instruments to hedge foreign currency risks.
Item 4. Controls and Procedures
     An evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 1, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the fiscal quarter ended October 1, 2007, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
     A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and would be negatively affected by contraction in the U.S. economy or in the worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity, or a decline in the electronics industry could negatively affect our business, results of operations, and financial condition. For example, our net sales declined from $129.0 million in 2001 to $89.0 million in 2002 due to a significant downturn in demand in the electronics industry during 2001 and 2002. A decline in our net sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.

Our acquisition strategy involves numerous risks.

     As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our business.

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;

•	diversion of management’s attention from normal daily operations of our existing business to focus on integration of the newly acquired business;

•	unforeseen expenses associated with the integration of the newly acquired business;

•	difficulties in managing production and coordinating operations at new sites;

•	the potential loss of key employees of acquired operations;

•	the potential inability to retain existing customers of acquired companies when we desire to do so;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the potential decrease in overall gross margins associated with acquiring a business with a different product mix;

•	the inability to identify certain unrecorded liabilities;

•	the potential need to restructure, modify, or terminate customer relationships of the acquired company;

•	an increased concentration of business from existing or new customers; and

•	the potential inability to identify assets best suited to our business plan.

     Acquisitions may cause us to:

•	enter lines of business and/or markets in which we have limited or no prior experience;

•	issue debt and be required to abide by stringent loan covenants;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	become subject to litigation and environmental issues;

•	incur unanticipated costs;

•	incur large and immediate write-offs;

•	issue common stock that would dilute our current stockholders’ percentage ownership; and

•	incur substantial transaction-related costs, whether or not a proposed acquisition is consummated

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
     As of October 1, 2007, we had total indebtedness of approximately $109.0 million, which represented approximately 26% of our total capitalization.
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
     A small number of customers are responsible for a significant portion of our net sales. Our five largest OEM customers accounted for approximately 39% of our net sales in 2006 and approximately 25% of our net sales in the third fiscal quarter 2007. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. As a result of the acquisition of PCG, our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.
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
     Our 10 largest customers accounted for approximately 53% of our net sales in 2006 and approximately 45% of our net sales in the third fiscal quarter 2007. Our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.
     Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 14% of our net accounts receivable as of October 1, 2007 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

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
     To manufacture printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, and other commodity products, which we order from our suppliers. Although we have preferred suppliers for most of these raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. In the case of backplane assemblies, components include connectors, sheet metal, capacitors, resistors and diodes, many of which are custom made and controlled by our customers’ approved vendors. These components for backplane assemblies in some cases have limited or sole sources of supply. From time to time, we may experience increases in raw material prices, based on demand trends, which can negatively affect our gross margins. In addition, consolidations and restructuring in our supplier base may result in adverse materials pricing due to reduction in competition among our suppliers. Furthermore, if a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis. We have recently experienced an increase in the price we pay for gold. In general, we are able to pass this price increase on to our customers, but we cannot be certain we will continue to be able to do so in the future.
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
     The printed circuit board industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal North American PCB competitors include DDi, Endicott Interconnect Technologies, Merix, Sanmina-SCI, Coretec, Pioneer Circuits and Unicircuit. Our principal international PCB competitors include Elec & Eltek, Hitachi, Ibiden, and Multek. Our principal assembly competitors include Amphenol, Sanmina-SCI, Simclar, TT Electronics, and Via Systems. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.
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
     Sales to EMS providers represented approximately 65% of our net sales in 2006 and approximately 54% of our net sales in the third fiscal quarter 2007. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.
If events or circumstances occur in our business that indicate that our goodwill and intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.
     As of October 1, 2007, our consolidated balance sheet reflected $152.3 million of goodwill and intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.
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
     We are exposed to interest rate risk relating to our senior secured term loan and revolving credit facility, which bears interest at either the Alternate Base Rate, as defined in our credit agreement, plus an applicable margin or LIBOR plus an additional margin. The interest rate on our term loan is linked to LIBOR and re-prices at intervals of 30, 60, 90, or 180 days as selected by the Company. As of October 1, 2007, a 1.0% increase in the interest rate would result in an increase of approximately $0.5 million in interest expense per year.
     Our revolving credit facility bears interest at floating rates. The revolving credit facility bears interest at rates ranging from 1.75% to 2.25% per year plus the applicable LIBOR or from 0.75% to 1.25% per year plus the Alternate Base Rate. As of October 1, 2007, we have no outstanding revolving loans.
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
     Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically include provisions that generally serve to increase our exposure for product liability and warranty claims — as compared to our standard terms and conditions - which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which can adversely impact our cash flow and results of operations.
Our backplane assembly operation serves customers and has a manufacturing facility outside the United States and is subject to the risks characteristic of international operations. These risks include significant potential financial damage and potential loss of the business and its assets.
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
     A portion of our cash and other current assets are held in currencies other than the U.S. dollar. As of October 1, 2007, we had approximately $26.1 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.
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
     As of October 1, 2007, we had deferred tax assets of approximately $4.3 million, which is net of a valuation allowance of $2.4 million. If we should determine that it is more likely than not that we will not generate taxable income in sufficient amounts to be able to use our net deferred tax assets, we would be required to increase our current valuation allowance against these deferred tax assets. This would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

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

TTM Technologies, Inc.
Dated: November 13, 2007	/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated: November 13, 2007	/s/ Steven W. Richards
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