Form 10-K
period 2007-12-31
TTM TECHNOLOGIES INC
filed 2008-03-17
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 0-31285

TTM TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1033443
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2630 South Harbor Boulevard, Santa Ana, California	92704 (Zip Code)
(Address of Principal Executive Offices)

(714) 327-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	Nasdaq Global Select Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by nonaffiliates of the registrant 42,123,321 based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 30, 2007, was $547,603,173. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 12, 2008, there were outstanding 42,539,942 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a one-stop provider of time-critical and technologically complex printed circuit boards (PCBs) and backplane assemblies, which serve as the foundation of sophisticated electronic products. We serve high-end commercial and aerospace/defense markets — including the networking/communications infrastructure, high-end computing, defense, and industrial/medical markets-which are characterized by high levels of complexity and moderate production volumes. Our customers include both original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, and aerospace/defense companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market. On October 27, 2006, we completed the acquisition of the Tyco Printed Circuit Group business (PCG) from Tyco International Ltd. for a total purchase price of $226.8 million, excluding acquisition costs. We acquired six PCB fabrication facilities and three backplane assembly facilities and during the second quarter of 2007 we ceased production in one PCB fabrication facility in Dallas, Oregon. Additionally, one assembly facility is located in Shanghai, China, and the rest are located in the United States.

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

According to Prismark Partners LLC, the worldwide market for printed circuit boards was approximately $48 billion in 2007 with the Americas producing 10%, or approximately $5 billion. As a result of consolidation and the slowdown in the electronics industry in 2001 and 2002, many manufacturing facilities were closed, reducing the Americas printed circuit board manufacturing capacity by as much as 40%. This capacity reduction combined with improved market demand led to higher capacity utilization across the industry in 2003 and continuing through 2007.

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

Increasing competition from Asian manufacturers.  In recent years, many electronics manufacturers have moved their commercial production to Asia to take advantage of its exceptionally large, low-cost labor pool. This is particularly true for consumer electronics producers that utilize commodity-type printed circuit boards with low layer counts and complexity. These less sophisticated printed circuit boards are generally mass produced and have experienced significant pricing pressures from Asian manufacturers. Printed circuit boards requiring complex technologies, advanced manufacturing processes and materials, quick turnaround times, or high-mix production are subject to less competition from low-cost regions. In addition, many of the unique challenges involved in successfully designing and manufacturing highly complex printed circuit boards — and the ongoing capital investment required to maintain state-of-the-art capabilities — have effectively served as barriers to entry in these high-mix and high-complexity segments of the domestic printed circuit board industry.

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

Increasing demand for aerospace and defense products.  The aerospace and defense market is characterized by time-consuming and complex certification processes, long product life cycles, and a unique combination of demand for leading-edge technology with extremely high reliability and durability. An increased focus on incorporating leading-edge technology in products for reconnaissance and intelligence combined with continued spending on military communications, aerospace, and weapons systems applications are anticipated to drive steady end market growth. Success in the defense and aerospace market is generally achieved only after manufacturers demonstrate the long-term ability to pass extensive OEM and government certification processes, numerous product inspections, audits for quality and performance, and extensive administrative requirements associated with participation in government programs. Export controls represent a barrier to entry for international competition as they restrict the overseas export of defense-related materials, services, and sensitive technologies that are associated with government programs. In addition, the complexity of the end products serves as a barrier to entry to potential new suppliers.

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

The TTM Solution

We manufacture printed circuit boards and backplane assemblies that satisfy all stages of an electronic product’s life cycle — from prototype to volume production. Key aspects of our solution include:

•	One-stop manufacturing solution. We offer a one-stop manufacturing solution to our customers through our specialized and integrated facilities, some of which focus on different stages of an electronic product’s life cycle. This one-stop solution allows us to provide a broad array of services and technologies to meet the rapidly evolving needs of our customer base.

•	Quick-turn services. We deliver highly complex printed circuit boards to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products quickly and reduce their time to market. In addition, our quick-turn services provide us with an opportunity to cross-sell our other services, including high-mix and volume production in our targeted end markets.

•	Strong process and technology expertise. We deliver time-critical and highly complex manufacturing services through our advanced manufacturing processes and material and technology expertise. We regularly manufacture printed circuit boards with layer counts in excess of 30 layers.

•	Aerospace/defense capabilities. We provide a comprehensive product offering in the aerospace/defense market and provide customers with comprehensive PCB fabrication capabilities, exotic material expertise and technological experience.

•	Complementary backplane assembly. We provide backplane and sub-system assembly products as a natural extension of our commercial and defense PCB offerings. This segment is a full service provider of complex backplane assembly, sub-system assembly, electro-mechanical integration and design services.

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

•	Prototype production. In the design, testing, and launch phase of a new electronic product’s life cycle, our customers typically require limited quantities of printed circuit boards in a very short period of time. We satisfy this need by manufacturing prototype printed circuit boards in small quantities, with delivery times ranging from as little as 24 hours to 10 days.

•	Ramp-to-volume production. After a product has successfully completed the prototype phase, our customers introduce the product to the market and require larger quantities of printed circuit boards in a short period of time. This transition stage between low-volume prototype production and volume production is known as ramp-to-volume. Our ramp-to-volume services typically include manufacturing up to a few hundred printed circuit boards per order with delivery times ranging from 5 to 15 days.

For the years ended December 31, 2007 and 2006, orders with delivery requirements of 10 days or less represented approximately 15% and 17%, respectively, of our gross PCB sales. Quick-turn orders decreased as a percentage of our gross PCB sales in 2007 due to both higher demand for our standard lead-time, high technology production services as well as the inclusion of the PCG facilities, which focus primarily on standard lead-time services.

Standard delivery

Our standard delivery time services focus on the high-mix and complex technology requirements of our customers, with delivery times typically ranging from four to six weeks. Our high technology expertise is evidenced by our ability to regularly produce complex printed circuit boards with more than 30 layers in commercial volumes. In 2007, the average layer count of our PCBs decreased to 13.6 from 15.5 in 2006 due to the inclusion of PCG operations, which generally manufacture PCBs with lower layer counts. In addition, many of our lower layer-count PCBs are complex as a result of the incorporation of other technologically advanced features, including high performance materials, blind and buried vias, sequential lamination and extremely fine geometries and tolerances. Although we provide standard delivery time services to all customers, including large OEMs, we do not target our standard delivery time services to high-volume, consumer electronics applications such as cellular telephones, personal computers, hand-held devices and automotive products.

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

To manufacture printed circuit boards, we generally receive circuit designs directly from our customers in the form of computer data files, which we review to ensure data accuracy and product manufacturability. Processing these computer files with computer aided manufacturing (CAM) technology, we generate images of the circuit patterns that we then physically develop on individual layers, using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuitry, which are separated by electrical insulating material. A multilayer circuit board is produced by laminating together a number of layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by drilling and plating through small holes, called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer-count printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we employ clean rooms in certain manufacturing processes where tiny particles might otherwise create defects on the circuit patterns. We also use automated optical inspection systems and electrical testing systems to ensure consistent quality of the circuits we produce.

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce printed circuit boards with the following characteristics:

•	High layer count. Manufacturing printed circuit boards with a large number of layers is difficult to accomplish due to the accumulation of manufacturing tolerances and registration systems required. We regularly manufacture printed circuit boards with more than 30 layers on a quick-turn and volume basis. For 2007, approximately 57% of our gross PCB sales involved the manufacture of printed circuit boards with at least 12 layers, compared with 65% in 2006. Printed circuit boards with at least 20 layers represented 26% of gross PCB sales in 2007, down from 37% in 2006, driven by the inclusion of the PCG facilities which focus primarily on lower layer count boards.

•	Blind and buried vias. Vias are drilled holes that provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to an internal layer and terminate at the internal layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias.

•	Embedded passives. Embedded passive technology involves embedding either the capacitive or resistive elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board and thereby leaves more surface area for active components. Use of this technology results in greater design flexibility and products with higher component density and increased functionality.

•	Fine line traces and spaces. Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on an order. We are able to provide 0.003 inch traces and spaces.

•	High aspect ratios. The aspect ratio is the ratio between the thickness of the printed circuit board and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. We are able to provide aspect ratios of up to 15:1.

•	Thin core processing. A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil laminated on either side. The thickness of inner-layer cores is typically determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from requirements of thinner printed circuit boards, higher layer counts and various electrical parameters. Core thickness in our printed circuit boards ranges from as little as 0.002 inches up to 0.062 inches.

•	Microvias. Microvias are small vias with diameters generally between 0.001 inches and 0.005 inches after plating. These very small vias consume much less space on the layers they interconnect, thereby providing for greater wiring densities and closer spacing of components and their attachment pads. The fabrication of printed circuit boards with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area.

•	Advanced hole fill process. Our advanced hole fill processes provide designers the opportunity to increase the density of component placements by reducing the surface area required to place many types of components. In traditional design, components are routed from their surface interfaces through via connections in order to access power and ground connections and the internal circuitry used to connect to other discrete components. Our advanced hole fill processes provide methods to allow for vias to be placed inside their respective surface mount pads by filling the vias with a thermoset epoxy and plating flat copper surface mount pads directly over the filled hole.

•	Advanced materials. We manufacture circuit boards using a wide variety of advanced insulating materials. These high-performance materials offer electrical, thermal, and long-term reliability advantages over conventional materials but are more difficult to manufacture. We are certified by Underwriters Laboratories to manufacture printed circuit boards using many types and combinations of these specialty materials. This wide offering allows us to manufacture complex boards for niche and high-end commercial and aerospace and defense markets.

•	Advanced backplane assembly and system integration. We provide specialized assembly services for highly complex and large form-factor backplanes. These services provide additional value for many of the high technology backplane circuit boards produced in our printed circuit board manufacturing facilities. The manufacture of backplane assemblies involves mounting various electronic components to large PCBs. Components include, but are not limited to, connectors, capacitors, resistors, diodes, integrated circuits, hardware and a variety of other parts. TTM also assembles backplanes and sub-systems and provides full systems integration of backplane assemblies, cabling, power, thermal, and other complex electromechanical parts into chassis and other enclosures. In addition to assembly services, TTM provides a full range of inspection and testing services such as automated optical inspection (AOI) and X-ray inspection to ensure that all components have been properly placed and electrical circuits are complete.

•	Flexible circuits. We manufacture circuits on flexible substrates that can be installed in three-dimensional applications for electronic packaging systems. Use of flexible circuitry enables improved reliability, improved electrical performance, reduced weight and reduced assembly costs when compared with traditional wire harness or ribbon cable packaging. We can combine these flexible substrates with rigid laminates to create high reliability, high layer count rigid-flex products.

•	High frequency circuits. We have the ability to produce and test specialized circuits used in radio-frequency (RF) or microwave emission and collection applications. These products are typically used for radar, transmit/receive antennas and similar wireless applications. Markets include defense, avionics, satellite, and commercial. The manufacture of these products requires advanced materials, equipment, and methods that are highly specialized and distinct from conventional printed circuit manufacturing techniques. We also offer specialized RF assembly and test services.

•	Thermal management. Increased component density on circuit boards often requires improved thermal dissipation to reduce operating temperatures. We have the ability to produce printed circuits with electrically passive heatsinks laminated externally on a circuit board or between two circuit boards and/or electrically active thermal cores.

•	Design Engineering Services. We have the ability to offer both mechanical and electrical computer aided design (CAD) services, which allows us to offer our customers complete manufacturing opportunities for PCB, assembly and system level products. We provide design services for both defense and commercial applications. We also offer signal integrity, thermal, and structural analysis services.

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the networking/communications, high-end computing, industrial/medical and aerospace/defense end markets of the electronics industry. We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2007 and 2006, we had approximately 900 and 740 customers, respectively. This significant increase is primarily due to the acquisition of PCG in October, 2006.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2007	2006	2005

Networking/Communications	42%	43%	46%
Aerospace/Defense	30	16	8
Computing/Storage/Peripherals	14	29	34
Medical/Industrial/Instrumentation/Other	14	12	12

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

Sales attributable to our five largest OEM customers, which can vary from year to year, accounted for 24%, 39% and 54% of our net sales in 2007, 2006 and 2005, respectively. This improvement in our customer concentration reflects our acquisition of PCG, which allowed us to diversify our customer base. Our five largest OEM customers in 2007 were, in alphabetical order, Cisco Systems, Honeywell, Juniper Networks, Northrop Grumman and Raytheon. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 53%, 65% and 69% of our net sales in 2007, 2006 and 2005, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers, which allow us to be awarded additional discretionary orders. Our five largest EMS customers in 2007 were, in alphabetical order, Celestica, Flextronics, Jabil, Plexus and Solectron. Sales to our two largest EMS customers, Solectron and Flextronics, which merged to form one company in October 2007, accounted for 8% and 7%, respectively, of our net sales in 2007.

During 2007, approximately 75% of our net sales were to customers in the United States, 9% in China and the remainder to other countries. In 2006, approximately 68% of our net sales were to customers in the United States, 12% in Malaysia and the remainder to other countries. In 2005, approximately 62% of our net sales were to customers in the United States, 17% in Malaysia and the remainder to other countries. Net sales to other countries, individually, for the years ended December 31, 2007, 2006 and 2005 did not exceed 10% of total net sales.

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

Our international footprint includes a backplane and sub-system assembly operation in Shanghai, China, and inventory hubs in Belgium, Canada, Malaysia, Mexico, and Thailand. Our international sales force services customers throughout North America, Europe and Asia. We believe our international reach enables us to access new customers and allows us to better serve existing customers.

Suppliers

The primary raw materials we use in PCB manufacturing include copper-clad laminate; chemical solutions such as copper and gold for plating operations; photographic film; carbide drill bits; and plastic for testing fixtures. The primary raw materials we use in backplane assembly include PCBs, connectors, capacitors, resistors, diodes, integrated circuits and formed sheet metal.

We typically use just-in-time procurement practices to maintain our raw materials inventory at low levels and work closely with our suppliers to obtain technologically advanced raw materials. Although we have preferred suppliers for some raw materials, most of our raw materials are generally readily available in the open market from numerous other potential suppliers. In addition, we periodically seek alternative supply sources to ensure that we are receiving competitive pricing and service. Adequate amounts of all raw materials have been available in the past, and we believe this availability will continue into the foreseeable future.

Competition

Despite industry consolidation, the printed circuit board industry is fragmented and characterized by intense competition. Our principal North American PCB competitors include Coretec, DDi, Endicott Interconnect Technologies, FTG, ISU/Petasys, Merix, Pioneer Circuits, and Sanmina-SCI. Our principal international PCB competitors include Elec & Eltek, Hitachi, Ibiden, and Multek. Our principal assembly competitors include Amphenol, Sanmina-SCI, Simclair, TT Electronics, and Via Systems.

We believe we compete favorably based on the following competitive factors:

•	status as largest North American PCB fabricator;

•	ability to offer the most comprehensive PCB product offering;

•	ability to offer one-stop manufacturing capabilities;

•	specialized and integrated manufacturing facilities;

•	ability to offer time-to-market capabilities;

•	capability and flexibility to produce technologically complex products;

•	leading edge aerospace and defense capabilities;

•	flexibility to manufacture low volume, high-mix products;

•	consistent high-quality product; and

•	outstanding customer service.

In addition, we believe our continuous evaluation and early adoption of new manufacturing and production technologies give us a competitive advantage. We believe that our ability to manufacture PCBs using advanced technologies, such as blind and buried vias, larger panel size, laser drilled microvias, exotic materials, and smaller traces and spaces provides us with a competitive advantage over manufacturers that do not possess these advanced technological capabilities. Our future success will depend in large part on our ability to maintain and enhance our manufacturing capabilities and production technologies.

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

Governmental Regulation

Our operations are subject to federal, state, and local regulatory requirements relating to environmental compliance, waste management, and health and safety matters. In particular, we are subject to regulations promulgated by:

•	the U.S. Occupational Safety and Health Administration (OSHA), and state OSHA and Department of Labor laws pertaining to health and safety in the workplace;

•	the Environmental Protection Agency, pertaining to air emissions, wastewater discharges, the use, storage, discharge, and disposal of hazardous chemicals used in the manufacturing processes;

•	corresponding state laws and regulations, including site investigation and remediation;

•	corresponding U.S. county and city agencies;

•	corresponding agencies in China for the Shanghai facility, and

•	material content directives and laws that ban or restrict certain hazardous substances in products sold in member states of the European Union, China, other countries, and New York City.

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

PCG made legal commitments to the U.S. Environmental Protection Agency and to the State of Connecticut regarding settlement of enforcement actions against the PCG Stafford facilities in Connecticut. The obligations include fulfillment of a Compliance Management Plan until at least July 2009, and installation of rinse water recycling systems at the Stafford, Connecticut facilities.

Employees

As of December 31, 2007, we had 3,609 employees. None of our U.S. employees are represented by unions and in China, our employees are represented by a labor union on a national level. Of these employees, 3,321 were involved in manufacturing and engineering, 152 worked in sales and marketing, and 136 worked in accounting, systems and other support capacities. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees.

Management

The following table, together with the accompanying text, presents certain information as of February 29, 2008, with respect to each of our executive officers.

Name	Age	Position(s) Held With the Company

Kenton K. Alder	58	Chief Executive Officer, President and Director
Steven W. Richards	43	Executive Vice President, Chief Financial Officer and Secretary
Douglas L. Soder	47	Executive Vice President
Shane S. Whiteside	42	Executive Vice President and Chief Operating Officer

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

Douglas L. Soder has served as our Executive Vice President since November 2006. Prior to joining TTM Technologies, Mr. Soder held the position of Executive Vice President for Tyco Electronics — Printed Circuit Group from January 2001 to November 2006 at which time the company was acquired by TTM Technologies. During an almost 24-year career at Tyco Electronics, Mr. Soder served in a variety of sales, sales management, and operations management positions at AMP Incorporated and PCG. From November 1996 to January 2001, Mr. Soder was Vice President of Sales and Marketing for PCG. Mr. Soder holds a Bachelor of Arts degree in Political Science from Dickinson College.

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

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and would be negatively affected by contraction in the U.S. economy or in the worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. A lasting economic recession, excess manufacturing capacity, or a decline in the electronics industry could negatively affect our business, results of operations, and financial condition. A decline in our sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.

Our acquisition strategy involves numerous risks.

As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our business. Risks related to an acquisition may include:

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

As of December 31, 2007, we had total indebtedness of approximately $85.0 million, which represented approximately 21% of our total capitalization.

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

Our indebtedness could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions,

•	limiting our ability to obtain additional financing,

•	requiring the use of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers could harm our results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 24% of our net sales in 2007 and approximately 39% of our net sales in 2006. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

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

Our failure to comply with the requirements of environmental laws could result in litigation, fines and revocation of permits necessary to our manufacturing processes. Failure to operate in conformance with environmental laws could lead to debarment from our participation in federal government contracts.

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

We are increasingly required to certify compliance to various material content restrictions in our products based on laws of countries such as the European Union’s Restriction of Hazardous Substances (RoHS) directive and China’s RoHS legislation. New York City has adopted identical restrictions and many US states are considering similar legislation. In addition, we also certify non-applicability to the EU’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.

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

Our 10 largest customers accounted for approximately 44% of our net sales in 2007 and approximately 53% of our net sales in 2006. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 13% of our net accounts receivable as of December 31, 2007 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

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

The printed circuit board industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal North American PCB competitors include Coretec, DDi, Endicott Interconnect Technologies, FTG, ISU/Petasys, Merix, Pioneer Circuits, and Sanmina-SCI. Our principal international PCB competitors include Elec & Eltek, Hitachi, Ibiden, ISU/Petasys and Multek. Our principal assembly competitors include Amphenol,

Sanmina-SCI, Simclar, TT Electronics, and Via Systems. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

We generally sell to customers on a purchase order basis rather than pursuant to long-term contracts. Our quick-turn orders are subject to particularly short lead times. Consequently, our sales are subject to short-term variability in demand by our customers. Customers submitting purchase orders may cancel, reduce, or delay their orders for a variety of reasons. The level and timing of orders placed by our customers may vary, due to:

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

Sales to EMS providers represented approximately 53% of our net sales in 2007. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

If events or circumstances occur in our business that indicate that our goodwill and intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of December 31, 2007, our consolidated balance sheet reflected $152.3 million of goodwill and intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

Damage to our manufacturing facilities due to fire, natural disaster, or other event could harm our financial results.

We have U.S. manufacturing and assembly facilities in California, Connecticut, Utah, Washington, and Wisconsin. We also have an assembly facility in China. The destruction or closure of any of our facilities for a significant period of time as a result of fire; explosion; blizzard; act of war or terrorism; or flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis.

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

We are exposed to interest rate risk relating to our senior secured term loan and revolving credit facility, which bears interest at either the Alternate Base Rate, as defined in our credit agreement, plus an applicable margin or LIBOR plus an additional margin. The interest rate on our senior secured term loan is linked to LIBOR and re-prices at intervals of 30, 60, 90, or 180 days as selected by the Company. As of December 31, 2007, a 1.0% increase in the interest rate would result in an increase of approximately $0.3 million in interest expense per year.

Our revolving credit facility bears interest at floating rates. The revolving credit facility bears interest at rates ranging from 1.75% to 2.25% per year plus the applicable LIBOR or from 0.75% to 1.25% per year plus the Alternate Base Rate. As of December 31, 2007, we have no outstanding revolving loans.

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

A significant portion of our revenues is derived from products and services ultimately sold to the U.S. government and is therefore affected by, among other things, the federal budget process. We are a supplier, primarily as a subcontractor, to the U.S. government and its agencies as well as foreign governments and agencies. These contracts are subject to the respective customers’ political and budgetary constraints and processes, changes in customers’ short-range and long-range strategic plans, the timing of contract awards, and in the case of contracts with the U.S. government, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, results of operations or prospects.

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

Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically include provisions that generally serve to increase our exposure for product liability and warranty claims — as compared to our standard terms and conditions — which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which can adversely impact our cash flow and results of operations.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of December 31, 2007, we had approximately $24.5 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.

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

As of December 31, 2007, we had net deferred tax assets of approximately $4.4 million and no valuation allowance. Should our expectations of taxable income change in future periods, it may be necessary to reestablish a valuation allowance, which would result in an additional income tax provision and a deterioration of our results of operations. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our principal manufacturing facilities and administrative offices.

	Leased	Owned	Total
Location	Square Feet	Square Feet	Square Feet

Chippewa Falls, WI	—	280,400	280,400
Dallas, OR(1)	14,000	127,700	141,700
Enfield, CT (office)(2)	11,563	—	11,563
Hopkins, MN (office)	8,700	—	8,700
Inglewood, CA	65,137	—	65,137
Logan, UT	—	124,104	124,104
Redmond, WA	—	102,200	102,200
San Diego, CA	37,500	—	37,500
Santa Ana, CA	8,287	98,000	106,287
Santa Clara, CA	36,448	36,245	72,693
Shanghai, China	81,000	—	81,000
Stafford, CT	—	89,696	89,696
Stafford Springs, CT	10,000	53,000	63,000
Staffordville, CT	—	43,056	43,056
Union City, CA	116,993	—	116,993

Total	389,628	954,401	1,344,029
Logan, UT (vacant land)		2.5 acres
Stafford, CT (vacant land)		2.5 acres

Our owned facilities are subject to mortgages under our senior credit facility.

(1)	We ceased production at the Dallas, Oregon facility during the second quarter and the Company terminated its lease in April 2007. The Company is in the process of selling the owned property.

(2)	At the end of January 2007, we terminated the lease in our Enfield office and moved our employees to our Stafford and Stafford Springs facilities.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation.

Prior to our acquisition of PCG, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the US EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of December 31, 2007, approximately $0.7 million remains to be expended in the form of capital improvements to meet the rinse water recycling systems requirements. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “TTMI” since September 21, 2000. The following table sets forth the quarterly high and low closing prices of our common stock as reported on the Nasdaq Global Select Market for the periods indicated.

	High	Low

2007:
First Quarter	$11.81	$9.43
Second Quarter	$13.37	$9.18
Third Quarter	$14.15	$10.02
Fourth Quarter	$14.20	$11.06
2006:
First Quarter	$15.29	$9.68
Second Quarter	$17.46	$12.56
Third Quarter	$14.24	$10.00
Fourth Quarter	$13.27	$11.33

As of March 12, 2008, there were approximately 340 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on March 12, 2008 was $10.55 per share.

We have not declared or paid any dividends since 2000, and we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our senior credit facility prohibits the payment of dividends. We presently intend to retain any future earnings to finance future operations and the expansion of our business.

PERFORMANCE GRAPH

The following graph compares, for the period from December 31, 2002 to December 31, 2007, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the Nasdaq Composite Index; and

•	a peer group consisting of us and two other publicly traded printed circuit board companies that we have selected.

The graph assumes $100 was invested in our common stock on December 31, 2002, and an investment in each of the peer group and the Nasdaq Composite Index, and the reinvestment of all dividends. The companies included in the peer group are Sanmina Corporation (Nasdaq NM: SANM) and Merix Corporation (Nasdaq NM: MERX).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TTM Technologies, Inc., The NASDAQ Composite Index
And A Peer Group

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

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

	Years Ended December 31,
	2007	2006(3)(4)	2005	2004	2003(1)
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$669,458	$369,316	$240,209	$240,650	$180,317
Cost of goods sold	539,289	276,168	186,453	172,103	145,694

Gross profit	130,169	93,148	53,756	68,547	34,623

Operating expenses:
Selling and marketing	29,835	16,473	11,977	12,032	10,858
General and administrative	32,628	19,656	14,135	13,223	11,696
Amortization of definite-lived intangibles	4,126	1,786	1,202	1,202	1,202
Restructuring charges(2)	—	199	—	855	649

Total operating expenses	66,589	38,114	27,314	27,312	24,405

Operating income	63,580	55,034	26,442	41,235	10,218
Other income (expense):
Interest expense	(13,828)	(3,394)	(251)	(515)	(680)
Interest income	1,379	4,419	2,126	664	340
Other, net	137	43	—	129	12

Income before income taxes and extraordinary item	51,268	56,102	28,317	41,513	9,890
Income tax (provision) benefit	(16,585)	(21,063)	2,524	(13,183)	(3,901)

Income before extraordinary item	34,683	35,039	30,841	28,330	5,989
Extraordinary gain	—	—	—	—	1,453

Net income	$34,683	$35,039	$30,841	$28,330	$7,442

Income per common share, before extraordinary item:
Basic	$0.82	$0.84	$0.75	$0.69	$0.15
Diluted	$0.81	$0.83	$0.74	$0.68	$0.15
Net income per common share:
Basic	$0.82	$0.84	$0.75	$0.69	$0.19
Diluted	$0.81	$0.83	$0.74	$0.68	$0.18
Weighted average common shares:
Basic	42,242	41,740	41,232	40,780	39,993
Diluted	42,568	42,295	41,770	41,868	41,123
Other Financial Data:
Depreciation of property, plant and equipment	$22,772	$12,178	$9,290	$8,213	$7,774
Restructuring charges for impairment of building and equipment	—	—	—	855	446

(1)	On December 26, 2002, we acquired Advanced Circuits, Inc and in 2003, we recorded extraordinary gains related to this acquisition.

(2)	We recorded restructuring charges in 2003 and 2004 related to the closure of our Burlington, Washington facility and sale of the building. The charges in 2003 and 2004 were to further write down the value of the building and equipment. We recorded a restructuring charge in 2006 for severance for certain sales and administrative employees of the acquiring business. See Note 3 to our consolidated financial statements included herein.

(3)	Our results for the year ended December 31, 2006, include 65 days of activity of PCG, which we acquired on October 27, 2006.

(4)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” and began recording expense related to our stock options. See Note 2 to our consolidated financial statements included herein.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Working capital	$98,839	$127,405	$111,224	$82,645	$52,352
Total assets	498,798	573,698	273,143	235,770	205,857
Long-term debt, including current maturities	85,000	200,705	—	—	7,777
Stockholders’ equity	328,594	287,315	243,952	211,626	178,327

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Supplemental Data:
EBITDA(1)	$92,110	$73,577	$39,176	$51,560	$21,057
Cash flows provided by operating activities	73,984	32,784	31,027	48,810	18,582
Cash flows used in investing activities	(1,705)	(234,579)	(13,583)	(9,276)	(13,181)
Cash flows (used in) provided by financing activities	(113,828)	200,027	626	(5,989)	863

(1)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA to enhance the understanding of our operating results. EBITDA is a key measure we use to evaluate our operations. EBITDA is also a key component in two of our debt covenant calculations under our credit agreement: the leverage ratio and minimum interest coverage ratio. However, the EBITDA amount determined under our credit agreement is further adjusted to exclude certain transaction costs and other non-cash charges (see Management’s Discussion and Analysis of Financial Condition and Results of Operations). In addition, we provide our EBITDA because we believe that investors and securities analysts will find EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of EBITDA to the financial information in our consolidated statement of operations.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Net income	$34,683	$35,039	$30,841	$28,330	$7,442

Add back items:
Income taxes	16,585	21,063	(2,524)	13,183	3,901
Interest expense	13,828	3,394	251	515	680
Depreciation of property, plant and equipment	22,772	12,178	9,290	8,213	7,774
Amortization of intangibles	4,242	1,903	1,318	1,319	1,260

Total	57,427	38,538	8,335	23,230	13,615

EBITDA	$92,110	$73,577	$39,176	$51,560	$21,057

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of the three years in the period ended December 31, 2007, and our financial condition at December 31, 2007. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

OVERVIEW

We are a one-stop provider of time-critical and technologically complex printed circuit boards (PCBs) and backplane assemblies, which serve as the foundation of sophisticated electronic products. We serve high-end commercial and aerospace/defense markets — including the networking/communications infrastructure, high-end computing, defense, and industrial/medical markets — which are characterized by high levels of complexity and moderate production volumes. Our customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, and aerospace/defense companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market.

On October 27, 2006, we completed the acquisition of PCG from Tyco International Ltd. The total purchase price of this acquisition was $226.8 million, excluding acquisition costs. This acquisition enhanced our business in the following ways:

•	positioned us as the largest PCB fabricator in North America as well as the largest PCB fabricator in the aerospace/defense end market;

•	expanded and diversified our customer base;

•	added complementary commercial PCB fabrication facilities to our historic three commercial PCB manufacturing sites;

•	added global backplane and sub-system assembly capability;

•	entered the backplane assembly market in China with a facility in Shanghai; and

•	expanded our engineering and materials expertise.

We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2007, we had approximately 900 customers and approximately 740 as of December 31,

2006. Sales to our 10 largest customers accounted for 44% and 53% of our net sales in 2007 and 2006, respectively. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 24% and 39% of our net sales in 2007 and 2006, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Year Ended December 31,
End Markets(1)	2007	2006	2005

Networking/Communications	42%	43%	46%
Aerospace/Defense	30	16	8
Computing/Storage/Peripherals	14	29	34
Medical/Industrial/Instrumentation/Other	14	12	12

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

For PCBs we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders decreased from approximately 17% of net PCB sales in 2006 to 15% of net PCB sales in 2007 due to both higher demand for our standard lead-time, high technology production services as well as the inclusion of the PCG facilities, which focus primarily on standard lead-time services. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

We derive revenues primarily from the sale of printed circuit boards and backplane assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss have transferred, and collectibility is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically has been less than 2% of gross sales. We provide our customers a limited right of return for defective printed circuit boards and backplane assemblies. We record an estimated amount for sales returns and allowances at the time of sale based on historical information.

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

Selling and marketing expenses consist primarily of salaries and commissions paid to our internal sales force and independent sales representatives, salaries paid to our sales support staff, stock-based compensation expense as well as costs associated with marketing materials and trade shows. We generally pay higher commissions to our independent sales representatives for quick-turn work, which generally has a higher gross profit component than standard lead-time work.

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

Accounting policies for which significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; derivative instruments and hedging activities; realizability of deferred tax assets; establishing the fair value of individual assets acquired and individual liabilities assumed when we acquire other businesses; determining stock-based compensation expense, self-insured medical reserves, asset retirement obligations and environmental liabilities. A detailed description of these estimates and our policies to account for them is included in the notes to our consolidated financial statements in this report.

Allowance for Doubtful Accounts

We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts. Our actual bad debts may differ from our estimates.

Inventories

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

Revenue Recognition

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually, with the assistance of a third party valuation firm. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. During the fourth fiscal quarter 2007, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed. At December 31, 2007, we determined that there were no events or changes in circumstances that indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Derivative Instruments and Hedging Activities

We account for derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and current derivative financial instruments are limited to a single interest rate swap agreement.

When an interest rate swap derivative contract is executed, we designate the derivative instrument as a hedge of the variability of cash flows to be paid (cash flow hedge). For its hedging relationship, we formally document the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in hedging transactions is highly effective in offsetting changes in cash flows of hedged items.

Derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair value of our interest rate swap is determined based on current market quotes for the underlying LIBOR interest rate. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. The value of the actual difference between the market rate and the hedged rate applied to the notional value of the hedge is recorded to interest expense each period. To the extent the interest rate swap provides an effective hedge, the differences between the fair value and the book value of the interest rate swap are recognized in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity.

Income Taxes

Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2007, we have net deferred income tax assets of $4.4 million and no valuation allowance. Should our expectations of taxable income change in future periods, it may be necessary to establish a valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If we reestablish a valuation allowance subsequent to December 31, 2007, and then determine that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what already is recorded, we would reverse all or a portion of valuation allowance in the period the determination is made. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Business Combinations

We apply the provisions of purchase accounting when recording our acquisitions. Application of purchase accounting requires that we estimate the fair value of the individual assets acquired and liabilities assumed of a business. Determination of the fair value of the assets involves a number of judgments and estimates. In our acquisitions to date, we engaged an outside valuation firm to provide us with an appraisal report, which we utilized in determining the purchase price allocation. The allocation of the purchase price to different asset classes impacts the depreciation and amortization expense we subsequently record. The principal assets we have acquired to date are receivables, inventory, real estate, property and equipment, as well as intangible assets such as customer relationships. The principal liabilities we have assumed to date are payables, asset retirement obligations and future environmental remediation obligations. The fair values assigned to the assets acquired and liabilities assumed in our 2006 acquisition of Tyco Printed Circuit Group have been finalized as of December 31, 2007.

Share-Based Awards

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments, (SFAS 123R) using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted on and after January 1, 2006, and prior but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award using a straight-line method. Prior to SFAS No. 123R adoption, we accounted for share-based payments under APB No. 25, Accounting for Stock Issued to Employees, and therefore we generally recognized compensation expense only when we granted options with an exercise price below the market price on the date of grant.

We estimate the value of share-based restricted stock unit awards on the date of grant using the closing share price. We estimate the value of share-based option awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based option payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated our forfeiture rate to be 7 percent. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended December 31, 2007, share-based compensation expense was $3.4 million. At December 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options was $3.4 million, which is expected to be recognized over a weighted-average period of 1.14 years. At December 31, 2007, $3.3 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.05 years.

Self Insurance

We are self-insured for group health insurance benefits provided to our employees, and we purchase insurance to protect against claims at the individual and aggregate level. The insurance carrier adjudicates and processes employee claims and is paid a fee for these services. We reimburse our insurance carrier for paid claims subject to variable monthly limitations. We estimate our exposure for claims incurred but not paid at the end of each reporting period and use historical information supplied by our insurance carrier and broker on an annual basis to estimate our liability for these claims. This liability is subject to an aggregate stop-loss that varies based on employee enrollment and factors that are established at each annual contract renewal. Our actual claims experience may differ from our estimates.

Asset Retirement Obligation and Environmental Liabilities

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

RESULTS OF OPERATIONS

The following table sets forth the relationship to net sales of various items in our consolidated statement of operations:

	Year Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.6	74.8	77.6

Gross profit	19.4	25.2	22.4

Operating expenses:
Selling and marketing	4.4	4.5	5.0
General and administrative	4.9	5.3	5.9
Amortization of definite-lived intangibles	0.6	0.5	0.5
Restructuring charges	—	—	—

Total operating expenses	9.9	10.3	11.4

Operating income	9.5	14.9	11.0
Other income (expense):
Interest expense	(2.0)	(0.9)	(0.1)
Interest income	0.2	1.2	0.9
Other, net	—	—	—

Total other (expense) income, net	(1.8)	0.3	0.8

Income before income taxes	7.7	15.2	11.8
Income tax (provisions) benefit	(2.5)	(5.7)	1.0

Net income	5.2%	9.5%	12.8%

The year ended December 31, 2007 includes a full year of results of operations from PCG facilities compared to only 65 days for the year ended December 31, 2006 as the acquisition occurred on October 27, 2006. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.

The Company has two reportable segments: PCB Manufacturing and Backplane Assembly. Prior to our acquisition of PCG we had one reportable segment. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes into subassemblies and other complete electronic devices. PCB Manufacturing customers are either EMS companies or OEM companies, while Backplane Assembly customers are usually OEMs. Our Backplane Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB Manufacturing segment is composed of nine domestic PCB fabrication plants, of which one was closed during the second quarter 2007, and a facility which provides follow on value-added services primarily for one of the PCB Manufacturing plants. The following table compares net sales by reportable segment for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Net Sales:
PCB Manufacturing	$578,840	$353,734	$240,209
Backplane Assembly	124,337	22,357	—

Total sales	703,177	376,091	240,209
Inter-company sales	(33,719)	(6,775)	—

Total net sales	$669,458	$369,316	$240,209

Net Sales

Net sales increased $300.2 million, or 81.3%, from $369.3 million in 2006 to $669.5 million in 2007 due to several factors, including the addition of a full year of results from the acquired PCG facilities, and higher pricing. The increase in net sales reflects an increase of $320.9 million from our PCG facilities, an increase of $6.2 million from our historical operations, offset by a $26.9 million increase in inter-company sales. The Backplane Assembly segment accounted for $94.4 million of this net sales increase, and the PCG printed circuit board operations accounted for the remaining $226.5 million. Printed circuit board volume increased approximately 43% due to the full year inclusion of the PCG operations. Pricing increased approximately 5% primarily due to a full year of results from the PCG facilities, which tend to have higher average pricing. The increase in pricing was driven equally by increases in quick-turn and standard product pricing. Our quick-turn production, which generally is characterized by higher prices, decreased from 17% of PCB revenue in 2006 to 15% of PCB revenue in 2007 due to both higher demand for our standard lead-time, high technology production services as well as the full year inclusion of results from the PCG facilities, which focus primarily on standard lead-time services.

Net sales increased $129.1 million, or 53.7%, from $240.2 million in 2005 to $369.3 million in 2006 due to several factors, including the addition of the PCG facilities, and both increased prices and production volume at the three historical TTM Technologies plants. Of the $129.1 million increase in net sales, $72.9 million resulted from our PCG acquisition, including $22.4 million from the Backplane Assembly segment. Volume increased approximately 26% primarily due to higher demand from our customers for our products. Prices rose approximately 12% due to increased demand for PCBs as well as a shift in production mix toward more high technology production. Our quick-turn production, which generally is characterized by higher prices, decreased from 22% of PCB revenue in 2005 to 17% of PCB revenue in 2006 due to both higher demand for our standard lead-time, high technology production services as well as the inclusion of the PCG facilities, which focus primarily on standard lead-time services.

Cost of Goods Sold

Cost of goods sold increased $263.1 million, or 95.3%, from $276.2 million for 2006 to $539.3 million for 2007. Cost of goods sold rose due to several factors, including the addition of a full year of results for the PCG facilities, especially from the Backplane Assembly operations, which have inherently higher cost content and lower margins. Likewise, higher material prices contributed to the increase in cost of goods sold from 2006 to 2007. Cost of goods sold in 2006 included $4.0 million of manufacturing profit added to PCG inventories at the acquisition date, that was expensed during 2006. A similar adjustment increased cost of goods sold for 2007 by $0.2 million. As a percentage of net sales, cost of goods sold increased from 74.8% for 2006 to 80.6% for 2007.

Cost of goods sold increased $89.7 million, or 48.1%, from $186.5 million for 2005 to $276.2 million for 2006. Cost of goods sold rose due to several factors, including the addition of the PCG facilities, and both increased material prices and production volume at the three historic TTM Technologies plants. Adding to this increase in cost of goods sold was higher repair and maintenance costs, higher utilities costs, and higher depreciation expense. The increase in cost of goods sold included approximately $4.0 million for the value of the manufacturing profit added to the PCG inventories at the acquisition date. In addition, higher wage rates, greater headcount, increased incentive compensation, and the inclusion of stock option expense led to increased labor costs. As a percentage of net sales, cost of goods sold decreased from 77.6% for 2005 to 74.8% for 2006 primarily due to increased pricing and greater absorption of fixed costs due to increased production.

Gross Profit

As a result of the foregoing regarding cost of goods sold, gross profit increased $37.1 million, or 39.8%, from $93.1 million for 2006 to $130.2 million for 2007. Our gross margin decreased from 25.2% in 2006 to 19.4% in 2007. The decrease in our gross margin was largely due to inclusion of a full year of results from our Backplane Assembly operations, which have inherently lower gross margins. Additionally, slightly lower volume at our PCB Manufacturing operations reduced absorption of fixed costs at some of our plants further reducing gross margin. Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring significant cost increases. However, at higher capacity utilization rates, additional employees and capital may be required.

For the year ended December 31, 2006, gross profit increased $39.3 million, or 73.0%, from $53.8 million for 2005 to $93.1 million for 2006. Our gross margin increased from 22.4% in 2005 to 25.2% in 2006. The increase in our gross margin was due to higher sale prices for our products as well as lower cost of goods sold as a percent of net sales, which increased due to the factors discussed above, partially offset by Backplane Assembly sales, which have inherently lower gross margins. This increase in gross margin was fueled by increased absorption of fixed costs due to increased production.

Selling and Marketing Expenses

Selling and marketing expenses increased $13.3 million, or 80.6%, from $16.5 million for 2006 to $29.8 million for 2007, due to inclusion of a full year of results of the PCG facilities in 2007. As a percentage of net sales, selling and marketing expenses decreased slightly from 4.5% in 2006 to 4.4% in 2007. The components of selling and marketing expenses as a percent of net sales did not change significantly from 2006 to 2007.

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

General and Administrative Expense

General and administrative expenses increased $12.9 million from $19.7 million, or 5.3% of net sales, for 2006 to $32.6 million, or 4.9% of net sales, for 2007. The increase in expenses resulted primarily from the inclusion of the PCG facilities in our results for the full year of 2007. Other factors that increased general and administrative expense were higher stock-based compensation expense from a greater number of employees participating in our equity award program as well as increased accounting, legal and consulting expenses related to integration of the acquisition as well as bringing the newly acquired PCG facilities into Sarbanes Oxley compliance during 2007. General and administrative expenses decreased as a percentage of net sales, primarily due to greater absorption of these costs over a larger revenue base.

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

Amortization of Definite-lived Intangibles

Amortization expense related to definite-lived intangibles increased $2.3 million to $4.1 million, or 0.6% of net sales, in 2007 compared to $1.8 million, or 0.5% of net sales, in 2006. Similarly, amortization expense related to definite-lived intangibles increased $0.6 million to $1.8 million, or 0.5% of net sales, in 2006 compared to $1.2 million, or 0.5% of net sales, in 2005. The increase in amortization expense for both 2007 and 2006 is primarily due to the increase in strategic customer relationship intangibles related to the PCG acquisition in October 2006.

Restructuring Charges

In the fourth fiscal quarter 2006, we recorded a restructuring charge of $0.2 million related to realigning certain sales and administrative functions.

Other Income (Expense)

Other income (expense) declined $13.4 million from income of $1.1 million in 2006 to expense of $12.3 million in 2007. This net decrease resulted from an increase of $10.4 million in interest expense and the accelerated amortization of debt issuance costs related to our $200 million senior secured term loan used to fund the acquisition of PCG, and a decrease of $3.0 million in interest income primarily from interest earned on lower balances of cash and cash equivalents.

Other income (expense) declined $0.8 million from income of $1.9 million in 2005 to income of $1.1 million in 2006. This net decrease resulted from an increase of $3.1 million in interest expense and amortization of debt issuance costs due to early repayment of outstanding principle balance of our $200 million senior secured term loan used to fund the acquisition of PCG, net of an increase of $2.3 million from interest earned on higher balances in cash and cash equivalents and short-term investments for most of 2006.

Income Taxes

The provision for income taxes decreased from $21.1 million for 2006 to $16.6 million for 2007. The decrease in income tax provision from 2006 to 2007 resulted from the release of the valuation allowance of $2.7 million to reflect the our ability to utilize state tax credit carryforwards, lower pretax income in 2007, and a lower effective tax rate for 2007. Our effective tax rate was 37.5% in 2006 and our effective tax rate is 32.3% in 2007. Excluding the favorable impacts to our tax provision resulting from the decreases in our valuation allowance in 2007, our effective tax rate in 2007 was 37.0%. Our effective tax rate is primarily impacted by the federal income tax rate; apportioned state income tax rates; utilization of other credits and deductions available to us; and certain non-deductible items.

The provision for income taxes increased from a $2.5 million benefit for 2005 to a $21.1 million provision for 2006. The change from an income tax benefit in 2005 to an income tax provision in 2006 resulted from a favorable valuation allowance adjustment in 2005, higher pretax income in 2006, and a higher effective tax rate for 2006. Our effective tax benefit rate was 8.9% in 2005, and our effective tax provision rate was 37.5% in 2006. Our effective tax rate is primarily impacted by the federal income tax rate; apportioned state income tax rates; utilization of other credits and deductions available to us; and certain non-deductible items. During 2006, reversal of approximately $0.1 million of valuation allowance slightly impacted our effective tax rate.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, borrowings under our senior secured credit facility, and proceeds from employee exercises of stock options. Our principal uses of cash have been to finance acquisitions, meet debt service requirements, finance capital expenditures, and fund working capital requirements. We anticipate that servicing debt, funding working capital requirements, and financing capital expenditures will continue to be the principal demands on our cash in the future. On October 27, 2006, we completed the PCG acquisition for $226.8 million, excluding acquisition costs. This purchase price was paid using some of our available cash and cash equivalents as well as proceeds from our $200 million senior secured term loan. Additionally, we supplemented the senior secured term loan with a $40 million senior secured revolving credit facility.

As of December 31, 2007, we had net working capital of approximately $98.8 million, compared to $127.4 million as of December 31, 2006. The decrease in working capital is primarily attributable to a reduction in cash and short-term investments which was used to reduce our overall debt outstanding.

Net cash provided by operating activities was $74.0 million in 2007 compared to $32.8 million in 2006 and $31.0 million in 2005. Our 2007 operating cash flow of $74.0 million, which significantly benefited from the acquisition of PCG, primarily reflects net income of $34.7 million, $30.7 million of depreciation and amortization, $3.4 million of stock-based compensation, a decrease in net deferred income tax assets of $1.8 million, and a net decrease in working capital of $3.5 million. Our 2006 operating cash flow of $32.8 million as compared to 2005 primarily reflects net income of $35.0 million, $14.5 million of depreciation and amortization, $1.6 million of stock-based compensation, a decrease in deferred income tax assets of $4.9 million, partially offset by a net increase in working capital of $21.8 million, excluding cash and short-term investments.

Net cash used in investing activities was $1.7 million in 2007, compared to $234.6 million in 2006 and $13.6 million in 2005. In 2006, we acquired the PCG business and used cash of $230.9 million, which is net of the cash acquired and includes the direct acquisition costs. In 2007, we made net purchases of approximately $12.7 million of property, plant, and equipment, offset by proceeds of $11.0 million from the redemption of short-term investments. In 2006, we made net purchases of approximately $14.1 million of property, plant, and equipment, offset by a reduction of $10.4 million in our net short-term investments.

Net cash used in financing activities was $113.8 million in 2007, compared to cash provided of $200.0 million in 2006 and $0.6 million in 2005. Our 2007 financing net cash used reflects repayments of $115.7 million of debt, partially offset by proceeds of $1.7 million from employee stock option exercises and $0.2 million from other factors. Our 2006 financing net cash flow reflects proceeds of $200.0 million from issuance of debt, approximately $5.0 million from employee stock option exercises and $0.9 million from a variety of other factors, partially offset by payment of $5.9 million of debt issuance costs for our senior secured term loan and revolving credit facility. As of December 31, 2007, we had $85.0 million of long-term debt obligations outstanding under our senior secured term loan facility and no borrowing outstanding under our senior secured revolving credit facility. Beginning with our adoption of SFAS 123R on January 1, 2006, the excess of tax benefits upon exercise of common stock options is reported as a cash flow from financing activities.

Our 2008 capital expenditure plan is expected to total approximately $23 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities throughout our facilities.

In connection with the PCG acquisition, the Company is involved in various stages of investigation and cleanup related to environmental remediation at two Connecticut sites and is obligated to investigate a third Connecticut site. The Company currently estimates that it will incur remediation costs of $0.8 million to $1.3 million over the next 12 to 84 months related to these matters. In addition, the Company has obligations to the Connecticut Department of Environmental Protection to make certain environmental asset improvements to the waste water treatment systems in two Connecticut plants. These costs are estimated to be $0.7 million and have been considered in the Company’s capital expenditures plan for 2008. Lastly, we are required to maintain a compliance management plan through July 2009 under a compliance agreement with the US Environmental Protection Plan, assumed from Tyco.

On October 27, 2006, we entered into a credit agreement (the Credit Agreement) with certain lenders led by UBS Securities LLC. The Credit Agreement consists of a $200 million senior secured term loan, which matures in October 2012 and a $40 million senior secured revolving loan facility, which matures in October 2011. The Credit Agreement is secured by substantially all of our domestic assets and 65% of foreign assets. The senior secured revolving loan facility also contains a $10 million letter of credit sub-facility. The Credit Agreement is rated BB+ by Standard and Poors and B1 by Moodys.

Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate (the Alternate Base Rate) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternate Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Borrowings under the Credit Agreement, at our option, will initially bear interest at a rate based on either: (a) the Alternate Base Rate plus 1.25% or (b) LIBOR plus 2.25%. For the senior secured revolving loan facility, the applicable interest margins on both Alternate Base Rate and

LIBOR may decrease by up to 0.50% if our total leverage ratio decreases as defined under the terms of the Credit Agreement. There is no provision, other than an event of default, for these interest margins to increase. At December 31, 2007 and 2006 the weighted average interest rate on the outstanding borrowings was 7.34% and 8.51%, respectively.

Each calendar year we are required to repay 1% of the outstanding senior secured term loan balance, subject to specific adjustments, as defined in the Credit Agreement. We do not have a contractual maturity payment due in 2008, however we expect to repay $40 million during the next fiscal year. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends, stock repurchases, and stock redemptions in addition to maintaining maximum total leverage ratios and minimum interest coverage ratios. We are in compliance with these covenants at December 31, 2007.

We are also required to pay a commitment fee of 0.50% per annum on the unused portion of the senior revolving loan facility. As of December 31, 2007, $0.3 million of the standby letter of credit was outstanding. Available borrowing capacity under the senior secured revolving loan facility was $39.7 million at December 31, 2007.

Based on our current level of operations, we believe that cash generated from operations, available cash and amounts available under our five-year senior secured $40 million revolving credit facility will be adequate to meet our currently anticipated debt service, capital expenditure, and working capital needs for the next 12 months and beyond. Additionally, on January 15, 2008, we submitted a universal shelf registration statement with the U.S. Securities and Exchange Commission (SEC) for the registration and potential issuance of up to $200 million of securities, which may include common stock, preferred stock, convertible debt or any combination thereof. Upon being declared effective by the SEC, the shelf registration statement will allow us to sell the various securities in one or more offerings in the future. We have no immediate plans to sell any securities under this shelf registration. A prospectus supplement will describe the terms of any particular offering made under the universal shelf registration statement. We may use all or a portion of the net proceeds to fund potential investments in, and acquisitions of, companies, businesses, partnerships, minority investments, products or technologies. Currently, there are no commitments or agreements regarding any such acquisitions or investments.

Our principal liquidity needs for periods beyond the next 12 months are to meet debt service requirements as well as for other contractual obligations as indicated in our contractual obligations table below and for capital purchases under our annual capital expenditure plan.

Contractual Obligations and Commitments

The following table provides information on contractual obligations as of December 31, 2007:

		Less Than			After
Contractual Obligations(1)(2)	Total	1 Year	1-3 Years	4-5 Years	5 Years
		(In thousands)

Operating leases	$7,669	$2,759	$3,055	$630	$1,225
Purchase obligations	866	866	—	—	—
Debt obligations	85,000	40,000	459	44,541	—
Interest on debt obligations(3)	17,553	4,810	6,701	6,042	—

Total contractual obligations	$111,088	$48,435	$10,215	$51,213	$1,225

(1)	FIN 48 unrecognized tax benefits of $0.4 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Environmental liabilities of $0.9 million, not included in the table above, are accrued and recorded as long-term liabilities in the consolidated balance sheet.

(3)	For variable rate debt, interest is based upon the rates in effect at December 31, 2007, adjusted for the impact of our interest rate hedge.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we generally will be able to continue to pass along component price increases to our customers.

Seasonality

We have historically experienced some seasonality in our second and third fiscal quarters in our computing/storage/peripherals end market.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We expect the impact of adopting SFAS 141(R) will depend on future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact our consolidated financial position and results of operations.

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), was released. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 will be effective January 1, 2008. We are currently evaluating the potential effect of SFAS 159 on our financial statements. However, the adoption of SFAS 159 is not expected to have an impact on our consolidated financial statements as we have elected not to report selected financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective beginning January 1, 2008. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis. The adoption of SFAS 157 for financial assets and liabilities is not anticipated to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income and expense is more sensitive to fluctuation in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on cash and cash equivalents and interest expense on debt.

On January 25, 2007, we entered into a three-year pay-fixed, receive floating (3-month LIBOR), amortizing interest rate swap arrangement with a notional amount of $70 million. The interest rate swap applied a fixed interest rate against the first interest payments of the portion of the $200 million six-year term senior loan arrangement. The notional amount of the interest rate swap amortizes to zero over its term, consistent with our planned debt pay down and the Credit Agreement’s requirement of maintaining interest rate protection on at least 40% of term senior loan debt for a minimum of three years. The notional value underlying the hedge at December 31, 2007 was $56 million. Under the terms of the interest rate swap, we pay a fixed rate of 5.21% and receive floating 3-month LIBOR which was 5.08% at December 31, 2007. The fair value of the interest rate swap as of December 31, 2007, was a liability of $1.0 million.

At December 31, 2007, we had $85 million of variable rate debt, of which $56 million is effectively fixed by our three-year pay-fixed, receive floating interest rate swap. If interest rates on the remaining $29 million variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.3 million based on the amount of outstanding variable rate debt at December 31, 2007.

Foreign Currency Exchange Risk.  We are subject to risks associated with transactions that are denominated in currencies other than the US dollar, as well as the effects of translating amounts denominated in a foreign currency to the US dollar as a normal part of the reporting process. Our Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income within our statement of stockholders’ equity. Net foreign currency transaction gains or losses on transactions denominated in currencies other than the US dollar were $0.1 million gain and $0.1 million loss during the fiscal year ended December 31, 2007 and 2006, respectively. There were no foreign currency transaction gains or losses for the year ended December 31, 2005. We currently do not utilize any derivative instruments to hedge foreign currency risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this report, which financial statements, report, notes, and data are included herein.

The following unaudited selected quarterly results of operations data for the years ended December 31, 2007 and 2006 have been derived from the Company’s unaudited consolidated financial statements, which in the opinion of management have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information for the quarters presented. This information should be read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as part of this Form 10-K. The operating results for the quarters presented are not necessarily indicative of the operating results of any future period. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The first and fourth quarters of 2007 contained 92 and 91 days, and for 2006, the first and fourth quarters contained 93 and 90 days, respectively.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended December 31, 2007:
Net sales	$176,897	$162,016	$163,079	$167,466
Gross profit	34,721	29,546	31,245	34,657
Net income	8,465	6,184	8,201	11,833
Earnings per share:
Basic	$0.20	$0.15	$0.19	$0.28
Diluted	$0.20	$0.15	$0.19	$0.28

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended December 31, 2006:
Net sales	$72,688	$76,683	$75,765	$144,180
Gross profit	20,203	22,969	22,477	27,499
Net income	8,811	10,556	10,523	5,149
Earnings per share:
Basic	$0.21	$0.25	$0.25	$0.12
Diluted	$0.21	$0.25	$0.25	$0.12

During the fourth quarter of fiscal 2006, we acquired the operations of PCG, which significantly affected our net sales, gross profit, and net income for that period. We also incurred significant operating costs related to integrating the PCG acquisition that impacted net income for that period. Gross profit was negatively impacted by approximately $4.0 million for the value of the manufacturing profit added to the PCG inventories at the acquisition date. These inventories were substantially sold during the fourth quarter of 2006. Gross margins also were affected by the inclusion of PCG’s Backplane Assembly operations, which inherently carry a lower gross margin than printed circuit board manufacturing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13(a)-15(e)) as of December 31, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the three months ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting (as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in

Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2007.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included on page F-2 of this report.

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

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Management” of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

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

(3) Exhibits

(b) Exhibits

Exhibit
Number	Exhibits

2.1	Form of Plan of Reorganization(1)
2.2	Stock and Asset Purchase Agreement by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG, and TTM (Ozarks) Acquisition, Inc. dated as of August 2, 2006(2)
3.1	Registrant’s Certificate of Incorporation.(3)
3.2	Registrant’s Amended and Restated Bylaws.(4)
4.1	Form of Registrant’s common stock certificate.(3)
10.1	UBS Credit Agreement see ex. 10.1 to November 2, 2006 8-K(5)
10.2	Employment Agreement dated as of December 31, 2005 between the Registrant and Kenton K. Alder.(6)
10.3	Form of Executive Change in Control Severance Agreement and schedule of agreements entered into on December 1, 2005.(6)
10.4	Employment Agreement dated as of October 28, 2006 between the Registrant and Douglas L. Soder.(7)
10.5	Form of Severance Agreement and schedule of agreements entered into on December 1, 2006.(6)
10.6	2006 Incentive Compensation Plan.(7)
10.7	Form of Stock Option Agreement.(7)
10.8	Form of Restricted Stock Unit Award Agreement.(7)
10.9	Form of Indemnification Agreement with directors.(1)
21.1	Subsidiaries of the Registrant(7)
23.1	Consent of KPMG LLP, independent registered public accounting firm(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(8)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(8)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the Commission) on August 4, 2006.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 14, 2007.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 2, 2006.

(6)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 15, 2006.

(7)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ KENTON K. ALDER
Kenton K. Alder
President and Chief Executive Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENTON K. ALDER Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	March 17, 2008

/s/ STEVEN W. RICHARDS Steven W. Richards	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/s/ ROBERT E. KLATELL Robert E. Klatell	Chairman of the Board	March 17, 2008

/s/ THOMAS T. EDMAN Thomas T. Edman	Director	March 17, 2008

/s/ JAMES K. BASS James K. Bass	Director	March 17, 2008

/s/ RICHARD P. BECK Richard P. Beck	Director	March 17, 2008

/s/ JOHN G. MAYER John G. Mayer	Director	March 17, 2008

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

We have audited TTM Technologies, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 17, 2008

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18,681	$59,660
Short-term investments	—	10,996
Accounts receivable, net of allowances of $5,704 in 2007 and $7,201 in 2006	118,581	125,435
Inventories	65,675	67,020
Prepaid expenses and other current assets	3,665	3,924
Income taxes receivable	2,237	717
Asset held for sale	5,000	—
Deferred income taxes	6,097	3,996

Total current assets	219,936	271,748
Property, plant and equipment, net	123,647	150,837
Debt issuance costs, net	2,195	5,711
Deferred income taxes	—	2,685
Goodwill	130,126	115,627
Definite-lived intangibles, net	22,128	26,235
Deposits and other non-current assets	766	855

	$498,798	$573,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion long-term debt	$40,000	$60,705
Accounts payable	53,632	49,276
Accrued salaries, wages and benefits	21,601	24,189
Other accrued expenses	5,864	10,173

Total current liabilities	121,097	144,343

Long-term debt, less current portion	45,000	140,000
Deferred income taxes	1,688	—
Other long-term liabilities	2,419	2,040

Total long-term liabilities	49,107	142,040

Commitments and contingencies (Note 10) Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 42,380 and 42,093 shares issued and outstanding in 2007 and 2006, respectively	42	42
Additional paid-in capital	173,365	167,850
Retained earnings	154,337	119,316
Accumulated other comprehensive income	850	107

Total stockholders’ equity	328,594	287,315

	$498,798	$573,698

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net sales	$669,458	$369,316	$240,209
Cost of goods sold	539,289	276,168	186,453

Gross profit	130,169	93,148	53,756

Operating expenses:
Selling and marketing	29,835	16,473	11,977
General and administrative	32,628	19,656	14,135
Amortization of definite-lived intangibles	4,126	1,786	1,202
Restructuring charges	—	199	—

Total operating expenses	66,589	38,114	27,314

Operating income	63,580	55,034	26,442

Other income (expense):
Interest expense	(13,828)	(3,394)	(251)
Interest income	1,379	4,419	2,126
Other, net	137	43	—

Total other (expense) income, net	(12,312)	1,068	1,875

Income before income taxes	51,268	56,102	28,317
Income tax (provision) benefit	(16,585)	(21,063)	2,524

Net income	$34,683	$35,039	$30,841

Basic earnings per share	$0.82	$0.84	$0.75

Diluted earnings per share	$0.81	$0.83	$0.74

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total	Income
	(In thousands)

Balance, December 31, 2004	41,014	$41	$158,149	$53,436	$—	$211,626
Comprehensive income
Net income	—	—	—	30,841	—	30,841	$30,841

Comprehensive income	—	—	—	—	—	—	$30,841

Exercise of common stock options	297	—	858	—	—	858
Income tax benefit from options exercised	—	—	627	—	—	627

Balance, December 31, 2005	41,311	41	159,634	84,277	—	243,952
Comprehensive income
Net income	—	—	—	35,039	—	35,039	$35,039
Other comprehensive income, net of tax:
Cumulative translation adjustment, net of tax of $63	—	—	—	—	—	—	107

Other comprehensive income	—	—	—	—	107	107	107

Comprehensive income	—	—	—	—	—	—	$35,146

Exercise of common stock options	782	1	4,956	—	—	4,957
Income tax benefit from options exercised	—	—	1,707	—	—	1,707
Stock-based compensation	—	—	1,553	—	—	1,553

Balance, December 31, 2006	42,093	42	167,850	119,316	107	287,315
Comprehensive income
Net income	—	—	—	34,683	—	34,683	$34,683
Other comprehensive income, net of tax:
Cumulative translation adjustment, net of$838 of tax	—	—	—	—	—	—	1,378
Unrealized loss on effective cash flow hedges, net of $386 of tax benefit	—	—	—	—	—	—	(635)

Other comprehensive income	—	—	—	—	743	743	743

Comprehensive income	—	—	—	—	—	—	$35,426

Cumulative effect of change in accounting principle related to income taxes (FIN 48)	—	—	—	338	—	338
Exercise of common stock options	287	—	1,712	—	—	1,712
Income tax benefit from options exercised	—	—	442	—	—	442
Stock-based compensation	—	—	3,361	—	—	3,361

Balance, December 31, 2007	42,380	$42	$173,365	$154,337	$850	$328,594

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$34,683	$35,039	$30,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	22,804	12,178	9,290
Net loss (gain) on sale of property, plant and equipment	84	(48)	—
Amortization of definite-lived intangible assets	4,242	1,903	1,318
Amortization of deferred stock-based compensation and stock-based compensation	3,361	1,553	—
Amortization of debt issuance costs	3,692	374	72
Amortization of premiums and discounts on short-term investments, net	(4)	(322)	(125)
Non-cash interest imputed on other long-term liabilities	122	25	64
Income tax benefit from stock options exercised	(341)	(1,072)	627
Deferred income taxes	1,831	4,925	(8,564)
Changes in operating assets and liabilities net of effect of acquired businesses:
Accounts receivable, net	7,129	(8,704)	(2,853)
Inventories	1,628	(623)	(3,571)
Prepaid expenses and other	184	(430)	(1,213)
Income taxes receivable	(1,520)	(717)	157
Accounts payable	2,308	(7,931)	1,780
Accrued salaries, wages and benefits and other accrued expenses	(6,219)	(3,366)	3,204

Net cash provided by operating activities	73,984	32,784	31,027

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(14,040)	(13,949)	(7,962)
Purchase of intangibles	—	(350)	—
Purchases of available-for-sale short-term investments	—	—	(4,300)
Proceeds from sales of available-for-sale short-term investments	—	—	17,150
Purchases of held-to-maturity short-term investments	—	(40,909)	(64,615)
Proceeds from redemptions of held-to-maturity short-term investments	11,000	51,335	46,140
Cash paid in business acquisition — net of cash acquired	—	(230,920)	—
Proceeds from sale of assets, property, plant and equipment	1,335	214	4

Net cash used in investing activities	(1,705)	(234,579)	(13,583)

Cash flows from financing activities:
Proceeds from long-term debt	—	200,000	—
Principal payments on long-term debt	(115,705)	(111)	—
Excess tax benefit from stock-based compensation	341	1,072	—
Proceeds from exercise of common stock options	1,712	4,957	858
Payment of debt issuance costs	(176)	(5,886)	(232)
Other financing activities	—	(5)	—

Net cash (used in) provided by financing activities	(113,828)	200,027	626

Effect of foreign currency exchange rates on cash and cash equivalents	570	170	—

Net (decrease) increase in cash and cash equivalents	(40,979)	(1,598)	18,070
Cash and cash equivalents at beginning of year	59,660	61,258	43,188

Cash and cash equivalents at end of year	$18,681	$59,660	$61,258

Supplemental cash flow information:
Cash paid for interest	$9,346	$2,912	$97
Cash paid, net for income taxes	15,543	17,310	3,121

Supplemental disclosures of noncash investing and financing activities:
At December 31, 2007 accrued purchases of equipment totaled $1,557.
During 2007, the Company recognized an unrealized loss on a derivative instrument of $635, net of tax.
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). As a result of the implementation of FIN 48, we recognized a $338 decrease to our liability for unrecognized tax benefits, and a corresponding increase to our January 1, 2007 accumulated retained earnings beginning balance.
During 2006, the Company purchased certain assets and assumed certain liabilities of Tyco Printed Circuit Group. The total purchase consideration included cash payments of $230,920, which is net of $6,050 of cash acquired and the assumption of liabilities of $69,771 (see Note 3).

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment and provides backplane and sub-system assembly services for both standard and specialty products in defense and commercial operations. The Company sells to a variety of customers located both within and outside of the United States of America. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

On October 27, 2006, TTM Technologies, Inc. acquired certain assets, assumed certain liabilities and acquired certain equity interests of Tyco Printed Circuit Group LP (PCG) from Tyco International, Ltd. In this transaction, the stock of Tyco Packaging Systems (Shanghai) Co. Ltd. and Tyco Iota, Ltd. were purchased and the acquired assets and assumed liabilities were placed into new, wholly-owned subsidiaries: TTM Printed Circuit Group, Inc., TTM Technologies (Ireland) Ltd., TTM Technologies, (Ireland) EU Ltd., and TTM Technologies, (Switzerland) GmbH (Note 3). TTM Technologies, Inc. and its wholly-owned subsidiaries are collectively referred to as the Company.

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

Principles of Consolidation

The consolidated financial statements include the accounts of TTM Technologies, Inc. and its wholly-owned subsidiaries: Power Circuits, Inc., TTM Advanced Circuits, Inc., TTM Technologies International, Inc., TTM Printed Circuit Group, Inc., Tyco Packaging Systems (Shanghai) Co. Ltd., Tyco Iota, Ltd., TTM Technologies (Ireland) Ltd., TTM Technologies (Ireland) EU Ltd., and TTM Technologies (Switzerland) GmbH. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The functional currency of the Company’s Tyco Packaging Systems (Shanghai) Co. Ltd. subsidiary is the local currency, the Chinese RMB. Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income. Gains and losses resulting from foreign currency transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $100 gain and $99 loss for the years ended December 31, 2007 and 2006, respectively. As this foreign subsidiary was acquired in October 2006, there were no foreign currency transaction gains or losses for the year ended December 31, 2005.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Cash equivalents consist primarily of interest-bearing bank accounts, money market funds and short-term debt securities.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company considers highly liquid investments with an effective maturity to the Company of more than three months and less than one year to be short-term investments.

The Company evaluates short-term investments in marketable debt securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115) and has determined that they should be recorded as either available-for-sale or held-to-maturity. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost while available-for-sale debt securities are carried at fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reflected at the estimated net realizable value, do not bear interest nor do they generally require collateral. The Company performs credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer-collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses, which exceeded the specific reserves the Company had established.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provisions to value the inventory at the lower of the actual cost to purchase and / or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market condition. The Company also performs evaluations of inventory and records a provision for estimated excess and obsolete items based upon forecasted demand, and any other known factors at the time.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Assets recorded under capital leases and leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term. The Company uses the following estimated useful lives:

Buildings and improvements	7-40 years
Machinery and equipment	3-12 years
Furniture and fixtures	3-7 years
Automobiles	5 years

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of income from operations in the period incurred. Depreciation and amortization expense on property, plant and equipment was $22,772, $12,178 and $9,290 for the years ended December 31, 2007, 2006 and 2005, respectively.

Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are charged to expense as incurred.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Debt Issuance Costs

Debt issuance costs are amortized to expense over the period of the underlying credit facility using the effective interest rate method, adjusted to give effect to any early repayments. At December 31, 2007 and 2006, unamortized debt issuance costs were $2,195 and $5,711, respectively related to a credit agreement entered into on October 27, 2006 (Note 7). Amortization expense for the years ended December 31, 2007, 2006 and 2005 related to various credit agreements was $3,692, $374 and $72, respectively.

Business Combinations and Goodwill

The Company accounts for business combinations and goodwill according to SFAS No. 141, Business Combinations, (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS 142 provides that goodwill should not be amortized but instead should be tested for impairment annually at the reporting unit level. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired, and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

In performing the impairment tests, the fair value of the Company’s reporting units was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of each reporting unit is calculated based on the present value of estimated future net cash flows. Under the market approach, fair value is estimated based on market multiples of earnings or similar measures for comparable companies and market transactions, when available.

The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In the fourth quarter of 2007, the Company performed its annual impairment test of goodwill and concluded that goodwill was not impaired.

Intangible Assets

Intangible assets include customer relationships, backlog and licensing agreements, which are being amortized over their estimated useful lives using straight-line and accelerated methods. The estimated useful lives of such intangibles range from six months to 15 years. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

Impairment of Long-lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset or asset groups may not be recoverable. The Company evaluates, regularly, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value.

When assets are classified as held for sale, they are recorded at estimated fair value, less the cost to sell.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, (SAB 104). The Company derives its revenue primarily from the sale of printed circuit boards using customer supplied engineering and design plans and recognizes revenues when the criteria of SAB 104 have been met. The criteria to meet this guideline are: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss has transferred, and (iv) collectibility is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective printed circuit boards. The Company accrues an estimated amount for sales returns and allowances related to defective printed circuit boards at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of December 31, 2007 and 2006, the reserve for sales returns and allowances was $3,681 and $4,443, respectively, which is included as a reduction to accounts receivable, net. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments, (SFAS 123R). The Company elected to use the modified prospective transition method and, therefore, has not restated any prior reported results. Under this transition method, stock-based compensation expense for the year ended December 31, 2006, included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted on and after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company estimates the forfeiture rate based on its historical experience.

In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit from the exercise of common stock option exercises as a component of cash flows from operating activities. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as a component of cash flows from financing activities. This resulted in a decrease of $341 and $1,072 in cash flows from operating activities and an increase of $341 and $1,072 in cash flows from financing activities for the years ended December 31, 2007, and 2006, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Prior to the adoption of SFAS 123R, the Company accounted for stock options issued to employees, officers and directors under Accounting Principles Board Opinion No. 25 (APB 25) and the related interpretations and provided pro forma disclosures as required by SFAS 123. The table below reflects pro forma net income and basic and diluted net earnings per share for the year ended December 31, 2005 had the Company applied the fair value recognition provisions of SFAS 123, as follows:

Year Ended
December 31,
2005
(In thousands,
except per share data)

Net income, as reported	$30,841
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(8,872)

Pro forma net income	$21,969

Basic earnings per share:
As reported	$0.75
Pro forma	$0.53
Diluted earnings per share:
As reported	$0.74
Pro forma	$0.53

On September 14, 2005 and June 8, 2005, the Compensation Committee of the Board of Directors of the Company approved accelerating the vesting of approximately 211 and 986 unvested, “out-of-the-money” stock options, respectively, awarded to employees, officers and non-employee directors with exercise prices between $8.00 and $10.00 and greater than $10.00, respectively. The September and June 2005 accelerated options had exercise prices ranging from $8.00 to $9.75 and $10.15 to $16.00, respectively. The closing price of the Company’s common stock on September 14, 2005 and June 8, 2005, was $7.34 and $8.48 per share, respectively. As a result of these accelerated vestings, the Company remeasured compensation expense for the accelerated options under APB No. 25. Since the options for which vestings were accelerated were “out-of-the-money,” no additional compensation expense was recorded.

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

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company provides for income taxes, net of applicable foreign tax credits, on temporary differences in its investment in foreign subsidiaries which are not considered to be permanently invested outside of the United States.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, (FIN 48) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of income tax provision in the consolidated statement of operations. For the year ended December 31, 2007, the Company did not have any such interest or penalties.

Self Insurance

The Company is primarily self insured for group health insurance benefits provided to employees. The Company also purchases stop loss insurance to protect against annual claims per individual and at an aggregate level. From October 27, 2006, through December 31, 2006, former PCG employees who became TTM employees were provided health insurance benefits under their former PCG plans and TTM reimbursed the provider for the costs of these plans. All PCG employees who became TTM employees joined the Company’s self insurance program effective January 1, 2007.

The individual stop losses on the Company’s self insurance plan range from $100 to $125 per individual depending on the health plans they select, and the aggregate thresholds are dependent upon the total number of employees participating in the plans. Self insurance liabilities are estimated for claims incurred but not paid using historical information provided by our insurance carrier and other professionals. The Company accrued $4,916 and $5,276 for self insurance liabilities at December 31, 2007 and 2006, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the accompanying December 31, 2007 and 2006 consolidated balance sheets.

Derivatives and Hedging Transactions

The Company utilizes derivative instruments to manage its risk associated with fluctuations in U.S. interest rates. The Company is required by its lenders to address this risk through controlled risk management that includes the use of interest rate swap arrangements to economically hedge or reduce this exposure. The Company does not enter into any derivative financial instruments for trading or speculative purposes.

The Company enters into derivative financial instruments with major, high credit quality financial institutions and therefore management believes any loss related to credit risk is remote. As of December 31, 2007, the Company has not experienced any losses on its derivative financial instruments due to credit risk.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) the Company formally designates interest rate swap arrangements as a cash flow hedge at inception. The Company employs the dollar offset method by performing a shock test to assess effectiveness. At inception, and at least quarterly thereafter, on a retrospective basis, effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed using the hypothetical derivative method. Quarterly prospective testing determines if the Company expects the hedging relationship to continue to be highly effective by comparing the key terms of the hedged item, the hypothetical perfect swap, and the actual swap. The Company also evaluates if any changes have occurred related to the terms of the hedged debt and confirms that there are no changes in the hypothetical derivative. The interest rate swaps are structured to meet critical terms of the related debt instrument and therefore the interest rate swaps are expected to remain highly effective for the life of the hedge. The Company also evaluates whether the risk of default by the counterparty to the interest rate swap contract has changed.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

To the extent the interest rate swaps are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense.

Sales Tax Collected from Customers

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation), (EITF 06-03). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed. As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs, net of sales taxes.

Asset Retirement Obligations

The Company accounts for asset retirement obligations as required by SFAS No. 143, Accounting for Asset Retirement Obligations, (SFAS 143) and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). Under these standards, a liability is recognized for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred and the liability can be reasonably estimated. The Company capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived asset.

Environmental Accrual

The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with Statement of Position 96-1, Environmental Remediation Liabilities, (SOP 96-1). Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. In accordance with SOP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions, including the associated engineering, legal and consulting costs. In making these estimates, we consider information that is currently available, existing technology, enacted laws and regulations, and our estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis and are adjusted as further information becomes available, circumstances change and accreted up over time.

Earnings Per Share

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income is comprised of net income, changes in the cumulative foreign currency translation adjustments and unrealized gains or losses on derivative instruments.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Loss Contingencies

The Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Any legal fees expected to be incurred in connection with a contingency are expensed as incurred.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Beginning in 2007, the Company reports interest income and other, net on separate lines in the consolidated statement of operations. Interest income as well as the other, net amounts were previously included as components of interest income and other, net in 2006 and 2005.

Additionally beginning in 2007, the Company reports interest expense and the amortization of debt issuance costs in aggregate as interest expense in the consolidated statement of operations. These amounts were previously reported separately.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company expects the impact of adopting SFAS 141(R) will depend on future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the Company’s consolidated financial position and results of operations.

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), was released. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective January 1, 2008. The adoption of SFAS 159 is not expected to have an impact on our consolidated financial statements as the Company has elected not to report selected financial assets and liabilities at fair value.

In September 2006, FASB Statement No. 157, Fair Value Measurements, (SFAS 157), was released. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective beginning January 1, 2008. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis. The adoption of SFAS 157 for financial assets and liabilities is not anticipated to have a material impact on the consolidated financial statements.

(3)	Acquisition of Tyco Printed Circuit Group

On October 27, 2006, the Company acquired substantially all of the assets of the Printed Circuit Group business unit of Tyco International Ltd. in accordance with the terms of the Stock and Asset Purchase Agreement, dated August 2, 2006, by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG, and TTM Printed Circuit Group, Inc. (Agreement). TTM Printed Circuit Group, Inc. (f/k/a TTM (Ozarks) Acquisition, Inc.) is a wholly owned subsidiary of TTM Technologies, Inc. The Tyco Printed Circuit Group (PCG) is a leading producer of complex, high performance and specialty printed circuit boards (PCBs), one of the major suppliers of aerospace and defense PCBs in North America, and a provider of backplane and sub-assembly services for both standard and specialty products in defense and commercial operations. These factors contributed to establishing the purchase price, which resulted in the recognition of $66,072 of goodwill, $53,865 of which is expected to be deductible for income taxes. The purchase price was $226,784 in cash, which included adjustments of $1,184 for working capital and capital expenditures. The total cost of the acquisition, including transaction fees and expenses, was approximately $236,970, which included $6,050 in cash acquired.

The following sets forth the allocation of the purchase consideration:

(In thousands)

Cash	$6,050
Other current assets	132,945
Property, plant and equipment	83,886
Intangible assets	17,470
Goodwill	66,072
Other non-current assets	318
Liabilities assumed	(69,771)

Net assets acquired	$236,970

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was initially recorded as goodwill in the amount of $52,474. During 2007, goodwill has been adjusted to reflect a decrease in the fair value of accounts receivable, net, by $501 as a result of additional information received regarding fair value of certain receivables; a decrease in property, plant and equipment by $13,850 due to completion of the compilation and appraisal of property and equipment acquired at all plants; and a reduction of certain liabilities assumed in the amount of $753. As a result of these changes in purchase price allocations, the Company recorded a net increase to goodwill of $13,598. The allocation of the purchase consideration provided above reflects the final asset allocation of the purchase price.

In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded as a cost of the acquisition involuntary employee severance and other exit activity liabilities of $3,225 associated with its plan to close the PCG Dallas, Oregon facility, which is part of the PCB Manufacturing segment, and terminate certain sales employees of the acquired business. Prior to completing the acquisition, the Company began assessing the need to close certain PCG facilities, and on December 7, 2006, the Company finalized its plan to close the Dallas facility. Production was ceased at the Dallas facility during the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

second quarter of 2007 and the Company commenced the process of selling the building and certain assets. Accordingly, the Company has classified the Dallas facility as held for sale.

Additionally during 2006, the Company recorded a charge of $199 to establish a restructuring reserve for a corporate realignment. All amounts accrued as of December 31, 2006, included in other accrued expenses, were paid during 2007. The Company has no further obligation related to such exit or corporate realignment activities. The table below shows the utilization of the accrued exit and restructuring charges during the year ended December 31, 2007.

		Other Exit
	Severance	Charges	Total
	(In thousands)

Accrued at December 31, 2005	$—	$—	$—
Dallas facility closure charges	3,111	114	3,225
Non-PCG severance charges	199	—	199
Amount paid	(163)	—	(163)

Accrued at December 31, 2006	$3,147	$114	$3,261
Amount paid	(3,147)	(114)	(3,261)

Accrued at December 31, 2007	—	—	—

The unaudited pro forma information below presents the results of operations for 2006 and 2005 as if the PCG acquisition occurred at the beginning of each of the respective periods, after giving effect to certain adjustments (depreciation and amortization of tangible and intangible assets, to remove expenses related to assets not acquired and liabilities not assumed, interest expense and amortization of deferred financing costs related to the acquisition debt and the related income tax effects). The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of each of the presented periods or of the results which may occur in the future.

	2006	2005
	(In thousands, except per share data)

Net sales	$717,406	$584,509
Net income	25,535	16,549
Basic earnings per share	$0.62	$0.40
Diluted earnings per share	$0.60	$0.40

(4)	Short-Term Investments

Short-term investments as of December 31, 2007 and 2006 were as follows:

	2007	2006
	(In thousands)

Available-for-sale:
Money market funds	$9,389	$40,713

Held-to-maturity:
Corporate bonds and notes	—	11,311
U.S. Treasury and federal agency securities	—	8,330

	—	19,641

Total short-term investments	9,389	60,354
Amounts classified as cash equivalents	9,389	49,358

Amounts classified as short-term investments	$—	$10,996

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006, the Company held debt securities in the amount of $19,641 which were classified as held to maturity and scheduled to mature in less than one year. The specific identification method was used to compute the realized gains and losses on such debt investments. As of December 31, 2007, the Company held no debt securities.

At December 31, 2007 and 2006 the estimated fair value of each investment approximated its amortized cost and therefore realized gains and losses upon the sale or maturity were insignificant for each of the years ended December 31, 2007, 2006 and 2005. Additionally, as unrealized gains and losses on available-for-sale investments were insignificant for all periods, the Company did not record any unrealized gains or losses as a component of accumulated other comprehensive income.

The Company regularly monitors and evaluates the realizable value of its investments. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the collateral supporting the investments, insurance policies which protect the Company’s investment position, and the credit rating issued for the securities by one or more of the major credit rating agencies. There were no impairments on investments as of December 31, 2007 and 2006.

(5)	Composition of Certain Consolidated Financial Statement Captions

	December 31,
	2007	2006
	(In thousands)

Inventories:
Raw materials	$23,386	$22,718
Work-in-process	35,700	37,804
Finished goods	6,589	6,498

	$65,675	$67,020

Property, plant and equipment, net:
Land	$10,083	$11,761
Buildings and improvements	46,296	46,403
Machinery and equipment	138,383	137,111
Construction-in-progress	4,119	10,739
Furniture and fixtures	610	576
Automobiles	291	96

	199,782	206,686
Less: Accumulated depreciation	(76,135)	(55,849)

	$123,647	$150,837

Debt issuance costs	$$6,062	$5,886
Less: Accumulated amortization	(3,867)	(175)

	$2,195	$5,711

Other accrued expenses:
Professional fees	$1,650	$1,562
Mark-to-market value on derivative	1,021	—
Accrued restructuring charges	—	3,261
Accrued commissions	—	1,110
Interest	829	142
Other	2,364	4,098

	$5,864	$10,173

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(6)	Goodwill and Definite-lived Intangibles

As of December 31, 2007 and 2006, goodwill by operating segment and the components of definite-lived intangibles were as follows:

Goodwill

		Purchase	Foreign
	December 31,	Price	Currency	December 31,
	2006	Adjustments	Rate Change	2007
	(In thousands)

PCB Manufacturing	$103,669	$13,349	$—	$117,018
Backplane Assembly	11,958	249	901	13,108

	$115,627	$13,598	$901	$130,126

		Purchase	Foreign
	December 31,	Price	Currency	December 31,
	2005	Allocation	Rate Change	2006
	(In thousands)

PCB Manufacturing	$63,153	$40,516	$—	$103,669
Backplane Assembly	—	11,958	—	11,958

	$63,153	$52,474	$—	$115,627

Goodwill expected to be fully deductible for tax purposes was $117,018 and $103,669 as of December 31, 2007 and 2006, respectively.

The increase in goodwill at December 31, 2007, was the result of the completion of the purchase price allocation related to the October, 2006 PCG acquisition (Note 3). Goodwill was adjusted to reflect final fair values of certain receivables, property, plant and equipment and certain liabilities assumed. As a result of these changes in purchase price allocations, the Company recorded a net increase to goodwill of $13,598 during 2007.

Goodwill in the Backplane Assembly operating segment includes the activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflects a foreign currency change.

Definite-lived Intangibles

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
	(In thousands)				(years)

December 31, 2007:
Strategic customer relationships	$35,429	$(13,610)	$134	$21,953	12.0
Customer backlog	70	(71)	1	—	0.7
Licensing agreement	350	(175)	—	175	3.0

	$35,849	$(13,856)	$135	$22,128

December 31, 2006:
Strategic customer relationships	$35,429	$(9,538)	$—	$25,891	12.0
Customer backlog	70	(18)	—	52	0.7
Licensing agreement	350	(58)	—	292	3.0

	$35,849	$(9,614)	$—	$26,235

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The definite-lived intangible related to strategic customer relationships and customer backlog includes that activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflects a foreign currency change.

Amortization expense was $4,242, $1,903 and $1,318 in 2007, 2006 and 2005, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold. Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)

2008	$3,879
2009	3,462
2010	3,133
2011	2,989
2012	2,728

$16,191

(7) Long-term Debt and Credit Agreement

The following table summarizes the long-term debt of the Company as of December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Senior secured term loan due October 27, 2012	$85,000	$200,000
Capitalized leases (Note 10)	—	705

	85,000	200,705
Less current maturities	(40,000)	(60,705)

Long-term debt, less current maturities	$45,000	$140,000

The maturities of long-term debt through 2012 and thereafter are as follows:

(In thousands)

2008	$40,000
2009	—
2010	459
2011	459
2012	44,082

$85,000

On October 27, 2006, the Company entered into a credit agreement (the Credit Agreement) with certain lenders led by UBS Securities LLC. The Credit Agreement consists of a $200,000 senior secured term loan (Term Loan), which matures in October 2012 and a $40,000 senior secured revolving loan facility (Revolving Loan), which matures in October 2011. The Credit Agreement is secured by substantially all of the Company’s domestic assets and 65% of its foreign assets. The Revolving Loan also contains a $10,000 letter of credit sub-facility.

Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate (the Alternate Base Rate) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternate Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Borrowings under the Credit Agreement, at the Company’s option, will initially bear interest at a rate based on either: (a) the Alternate Base Rate plus 1.25% or (b) LIBOR plus 2.25%. For the Revolving Loan facility, the applicable interest margins on both the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Alternate Base Rate and LIBOR may decrease by up to 0.50% if the Company’s total leverage ratio decreases as defined under the terms of the Credit Agreement. There is no provision, other than an event of default, for these interest margins to increase. At December 31, 2007 and 2006, the weighted average interest rate on the outstanding borrowings was 7.34% and 8.51%, respectively.

Each calendar year the Company is required to repay 1% of the outstanding Term Loan balance, subject to specific adjustments, as defined in the Credit Agreement. The Company does not have a contractual maturity payment due in 2008, however it expects to repay $40,000 during the next fiscal year. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends, stock repurchases and stock redemptions in addition to maintaining maximum total leverage ratios and minimum interest coverage ratios.

The Company is also required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Loan. As of December 31, 2007, $300 of the standby letter of credit was outstanding. Available borrowing capacity under the Revolving Loan was $39,700 at December 31, 2007.

On January 25, 2007, the Company entered into a three-year pay-fixed, receive floating (3-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $70,000. The interest rate swap applied a fixed interest rate against the first interest payments of the portion of the $200,000 six-year Term Loan arrangement. The notional amount of the interest rate swap amortizes to zero over its term, consistent with the Company’s planned debt pay down and the Credit Agreement’s requirement of maintaining interest rate protection on at least 40% of Term Loan debt for a minimum of three years. The notional value underlying the hedge at December 31, 2007 was $56,000. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.21% and receives floating 3-month LIBOR, which was 5.08% at December 31, 2007.

To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the year ended December 31, 2007. At inception, the fair value of the interest rate swap was zero. As of December 31, 2007, the fair value of the swap was recorded as a liability of $1,021 in other accrued expenses. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in our consolidated balance sheet. The benefit to interest expense for the year ending December 31, 2007 was $59.

(8)	Income Taxes

The components of income before taxes for the years ended December 31, 2007, 2006 and 2005 are:

	2007	2006	2005
	(In thousands)

United States	$44,415	$55,374	$28,317
Foreign	6,853	728	—

Income before taxes	$51,268	$56,102	$28,317

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of the benefit (provision) for income taxes for the years ended December 31, 2007, 2006 and 2005 are:

	2007	2006	2005
	(In thousands)

Current benefit (provision):
Federal	$(12,009)	$(14,099)	$(5,376)
State	(1,861)	(1,911)	(664)
Foreign	(884)	(128)	—

Total current	(14,754)	(16,138)	(6,040)

Deferred benefit (provision):
Federal	(5,021)	(3,411)	8,886
State	3,220	(1,503)	(322)
Foreign	(30)	(11)	—

Total deferred	(1,831)	(4,925)	8,564

Total (provision) benefit	$(16,585)	$(21,063)	$2,524

The following is a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rates for the years ended December 31, 2007, 2006 and 2005, which are derived by dividing the income tax benefit (provision) by the income before income taxes:

	2007	2006	2005

Statutory federal income tax rate	(35.0)%	(35.0)%	(34.0)%
State income taxes, net of federal benefit and state tax credits	(3.0)	(4.2)	(2.7)
Federal extraterritorial income exclusion and domestic production activities deduction	1.4	1.7	2.2
Decrease in valuation allowance	4.7	0.2	42.3
Other	(0.4)	(0.2)	1.1

Total (provision) benefit for income taxes	(32.3)%	(37.5)%	8.9%

For the years ended December 31, 2006 and 2005, the Company derived a tax benefit from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income. However, this exclusion was repealed as part of the American Jobs Creation Act of 2004 (the Act). The Act provided a phase-out of the exclusion which limited the Company to 60% and 80% of the amounts generated in 2006 and 2005, respectively. No exclusion was available in 2007 and no exclusion will be available in the future. Further, the Act makes a number of other changes to the income tax laws which have and will continue to affect the Company in future years, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction equals three percent of qualifying income for 2005 and 2006, six percent for 2007 through 2009 and nine percent beginning in 2010.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Deferred tax assets:
Tax goodwill related to recapitalization	$11,577	$13,613
Reserves and accruals	6,149	4,127
Net operating loss carryforwards	17	59
State tax credit carryforwards, net of federal benefit	2,439	2,400
Stock-based compensation	1,090	169
Unrealized loss on derivatives	386	—

	21,658	20,368
Less valuation allowance	—	(2,400)

	21,658	17,968
Deferred tax liabilities:
Goodwill and intangible asset amortization	(14,711)	(10,844)
Property, plant and equipment basis differences	(388)	(193)
Repatriation of foreign earnings	(2,150)	(250)

Net deferred income tax assets	$4,409	$6,681

Deferred tax asset (liability):
Current portion	$6,097	$3,996
Long-term portion	(1,688)	2,685

The primary deferred tax asset, tax goodwill related to recapitalization, is being amortized over a 15-year period in accordance with the provisions of the Internal Revenue Code (the Code). As a result of the Company’s recapitalization in 1998, the Company became a C Corporation and the tax effect of all differences between the tax reporting and financial reporting bases of the Company’s net assets was recorded as a net deferred tax asset. The most significant basis difference resulted from a Code section 338(h)(10) tax election made at the time of the recapitalization. This election had the effect of characterizing the recapitalization and stock purchase as an asset purchase for income tax purposes. Therefore, the consideration paid to the former owner in excess of tax basis of the net assets was recorded as tax-deductible goodwill, even though no goodwill was reported for financial reporting purposes.

As of December 31, 2006, the Company increased the effective state tax rate applied to its existing net deferred income tax asset as a result of the PCG acquisition. The tax rate change resulted in an increase of $403 to net deferred tax assets and a corresponding reduction in goodwill. This state rate increase reflects the new rate that is expected to apply when the deferred tax items are settled or realized.

At December 31, 2007 the Company’s multiple state net operating loss carryforwards for income tax purposes were approximately $219. If not utilized, the state net operating loss carryforwards will begin to expire in 2018. At December 31, 2007, the Company’s state tax credit carryforwards were approximately $3,752 and have no expiration date.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. At December 31, 2006, the valuation allowance related specifically to state tax credit carryforwards that were not more likely than not to be realized. This assessment was made based on historical

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

activity and subjective, current year projections, that it would generate new credits in excess of those that would be utilized during the year. Based on this data, the Company had determined that a valuation allowance was necessary for the state tax credit carryforwards that were not more likely than not to be realized at December 31, 2006. In 2007, using objective and verifiable data, which includes an analysis of actual utilization of credits that became available during the fourth quarter, the Company has calculated that it will actually utilize more state tax credits than it will generate. As a result, the Company has determined that a valuation allowance is no longer necessary for its state tax credit carryforwards and the remaining valuation allowance was released as of December 31, 2007.

Upon adoption of FIN 48, the Company recorded a decrease in the liability for unrecognized tax benefits of $338 and a increase to retained earnings of $338 representing the cumulative effect of the change in accounting principle. No change was recorded in the deferred income tax asset accounts. In accordance with the adoption of FIN 48 on January 1, 2007, a reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

(In thousands)

Balance at January 1, 2007	$346
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute	—
Settlements	—

Balance at December 31, 2007	$346

At December 31, 2007, the Company classified $373 of total unrecognized tax benefits, which includes accrued interest and penalties of $27 net of tax benefits, as a component of other long-term liabilities and represents the amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future.

The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. The State of California Franchise Tax Board has completed audits of the Company’s income tax returns for the 2000 — 2001 years. The State of Florida Department of Revenue has completed audits of the Company’s income tax returns for the 2003 — 2005 years. As of December 31, 2007, the 2002 — 2006 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

(9)	Financial Instruments

In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in U.S. interest rates. The Company is required by its lenders to address this risk through controlled risk management that includes the use of derivative instruments to economically hedge or reduce these exposures.

Fair Value of Financial Instruments

At December 31, 2007 and 2006, the Company’s financial instruments included cash and cash equivalents, short-term investments, accounts receivable, accounts payable, derivatives and long-term debt. The carrying amount of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments.

The carrying amounts of the Company’s derivative financial instruments were adjusted to fair value at December 31, 2007. The fair value of the derivative financial instrument is the estimated amount the Company

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

would pay/receive to terminate it on December 31, 2007, taking into account current market quotes and the current creditworthiness of the counterparty. The fair value of long-term debt was estimated based on quoted market prices at year end.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Long-term debt	$85,000	$84,150	$200,000	$201,000
Interest rate swap derivative	1,021	1,021	—	—

Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated in the computer and electronics instrumentation and aerospace/defense industries, and some of which are located outside the United States. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company also considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

As of December 31, 2007 and 2006, the 10 largest customers in the aggregate accounted for 49% and 47%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

(10)	Commitments and Contingencies

Operating and Capital Leases

The Company leases some of its manufacturing and assembly plants, a sales office and equipment under noncancellable operating leases that expire at various dates through 2020. Certain real property leases contain renewal provisions at the Company’s option. Most of the leases require the Company to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term.

The following is a schedule of future minimum lease payments as of December 31, 2007:

Operating Leases
(In thousands)

2008	$2,759
2009	2,013
2010	1,042
2011	333
2012	297
Thereafter	1,225

Total minimum lease payments	$7,669

Total rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $4,108, $1,051 and $254, respectively. In addition, the Company has certain operating leases that are on a short-term basis and the rent expense of $1,187 for the year ended December 31, 2007 is reflected in the total rent expense amount but not in

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

the minimum lease payment schedule. For the years ended December 31, 2006 and 2005, the Company did not have similar operating leases on a short-term basis.

Legal Matters

Prior to the Company’s acquisition of PCG, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the US EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of December 31, 2007, approximately $690 remains to be expended in the form of capital improvements to meet the rinse water recycling systems requirements. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.

The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at December 31, 2007 and 2006.

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

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at two Connecticut sites, and the ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The Company has also investigated a third Connecticut site as a result of the PCG acquisition under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs of approximately $879 and $875 as of December 31, 2007 and 2006, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none is estimated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation, and monitoring of results achieved. As of December 31, 2007, the Company anticipates paying these costs ratably over the next 12 to 84 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

(11)	Stock-Based Compensation Plans

In June 2006, the Company adopted the 2006 Incentive Compensation Plan (the Plan). The Plan provides for the grant of incentive stock options, as defined by the Internal Revenue Code (the Code), and nonqualified stock options to our key employees, non-employee directors and consultants. Other types of awards such as restricted stock units (RSUs) and stock appreciation rights are also permitted under the Plan. This Plan allows for the issuance of 6,873 shares through the Plan’s expiration date of June 22, 2016. Prior to the adoption of the Plan, the Company adopted the Amended and Restated Management Stock Option Plan (the Prior Plan) in 2000. The Prior Plan provided for the grant of incentive stock options, as defined by the Code, and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under the Plan and the Prior Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Under both the Plan and the Prior Plan, the exercise price is determined by the compensation committee of the Board of Directors and, for options intended to qualify as incentive stock options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, generally four years for employees and three or four years for non-employee directors. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. Awards under the Prior Plan ceased as of June 22, 2006. As of December 31, 2007, of the 2,299 options outstanding, 413 options were issued under the Plan and 1,886 options were issued under the Prior Plan. Additionally, 487 RSUs were issued under the Plan and were outstanding as of December 31, 2007. These RSUs will vest over three years for employees and one year for non-employee directors. The RSUs do not have voting rights.

Upon the exercise of outstanding stock options or vesting of RSUs, the Company’s practice is to issue new registered shares that are reserved for issuance under the Plan and Prior Plan.

Stock option awards granted were estimated to have a weighted average fair value per share of $7.33 and $5.14 for the years ended December 31, 2006 and 2005, respectively. No stock options were granted by the Company in 2007. The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2006 and 2005 the following assumptions were used in determining the fair value:

	2006	2005

Risk-free interest rate	4.7%	4.0%
Dividend yield	—%	—%
Expected volatility	65%	80%
Expected term in months	54	55

The Company determines the expected term of its stock option awards separately for employees and directors by periodic review of its historical stock option exercise experience. This calculation excludes pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Option activity under the Plan for the year ended December 31, 2007, was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	(In thousands)		(In years)	(In thousands)

Year Ended December 31, 2007
Outstanding at December 31, 2006	2,797	$11.31	7.4
Granted	—	—
Exercised	(287)	5.95
Forfeited/expired	(211)	11.36

Outstanding at December 31, 2007	2,299	$11.97	6.4	$3,037

Vested and expected to vest at December 31, 2007	2,209	11.98	6.3	$2,936

Exercisable at December 31, 2007	1,561	$12.22	5.6	$2,012

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $1,756, $5,659, and $2,132, respectively. The total fair value of the options vested for the years ended December 31, 2007, 2006 and 2005 was $2,061, $832 and $11,389, respectively. As of December 31, 2007, $3,447 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.14 years.

A summary of options outstanding and options exercisable as of December 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In thousands)	(Years)		(In thousands)

$2.63-$4.99	148	4.8	$3.34	114	$2.91
$5.00-$9.99	414	7.1	7.99	247	8.17
$10.00-$14.99	1,272	6.9	12.68	874	13.12
$15.00 and over	465	5.0	16.33	326	16.12

	2,299	6.4	11.97	1,561	$12.22

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Non-vested RSU activity for the year ended December 31, 2007, was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Non-vested RSUs outstanding at December 31, 2006	—	$—
Granted	508	10.74
Vested	—	—
Forfeited	(21)	10.58

Non-vested RSUs outstanding at December 31, 2007	487	$10.75

Expected to vest at December 31, 2007	423	$10.75

The Company did not grant any RSUs in 2006 or 2005.

The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date. As of December 31, 2007, $3,347 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.05 years.

For the years ended December 31, 2007 and 2006 the amounts recognized in the consolidated financial statements with respect to the stock-based compensation plan are as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)

Cost of goods sold	$950	$479
Selling and marketing	175	130
General and administrative	2,236	944

Stock-based compensation expense recognized	3,361	1,553
Income tax benefit recognized	(1,015)	(196)

Total stock-based compensation expense after income taxes	$2,346	$1,357

Many of the Company’s stock option awards are intended to qualify as incentive stock options as defined by the Code. Upon the future exercise of incentive stock options which were vested as of December 31, 2005, the Company may become entitled to a deduction in its tax returns under certain circumstances; however, the value of this deduction will be recorded as an increase to additional paid-in capital and not as an income tax benefit. For the year ended December 31, 2007 and 2006, a tax benefit of $442 and $1,707, respectively, related to fully vested stock option awards exercised, was recorded as an increase to additional paid-in capital.

Cash received from option exercises during the year ended December 31, 2007, 2006 and 2005, was $1,712, $4,957 and $858, respectively.

(12)	Employee Benefit Plan

The Company had two 401(k) savings plans under which all eligible full-time employees could participate and contribute a percentage of compensation subject to the maximum allowed by the Code. There was a plan for the original employees of the Company prior to the acquisition of PCG, and a plan for the employees of the acquired PCG plants. During the fourth quarter of 2007, these two plans were combined into a single plan (the Savings Plan). This Savings Plan provides for a matching contribution of employee contributions up to 5%; 100% up to the first 3%

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

and 50% of the following 2% of employee contributions. The Company recorded contributions under the plans of $3,687, $1,031 and $360 during the years ended December 31, 2007, 2006 and 2005, respectively

(13)	Asset Retirement Obligations

The Company has recorded preliminary estimated asset retirement obligations related to the restoration of its leased manufacturing facilities to shell condition upon termination of the leases in place at those facilities and for removal of asbestos at its owned Stafford, Connecticut, manufacturing plant. These obligations were acquired in connection with the Company’s October 2006 acquisition of PCG (Note 3). See Note 10 for a discussion of the related lease terms. Activity related to asset retirement obligations for the year ended December 31, 2007 and 2006, consists of the following and is included in other long-term liabilities:

(In thousands)

Asset retirement obligations at October 27, 2006	$—
Estimated liabilities assumed upon acquisition of PCG	950
Accretion expense	12

Asset retirement obligations at December 31, 2006	962
Accretion expense	60

Asset retirement obligations at December 31, 2007	$1,022

(14)	Preferred Stock

The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of December 31, 2007, no shares of preferred stock are outstanding.

(15)	Common Stock Transactions

On August 29, 2005, TTM Technologies, Inc., a Washington corporation (TTM-Washington), consummated a merger (the Reincorporation) with and into its wholly owned subsidiary, TTM Technologies, Inc., a Delaware corporation (TTM-Delaware). As a result of the Reincorporation, the Company became a Delaware corporation.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(16)	Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources. Effective October 27, 2006, with the purchase of PCG (Note 3), the Company has two reportable segments: PCB Manufacturing and Backplane Assembly. Prior to October 27, 2006, the Company operated in one operating segment. These reportable segments are each managed separately as they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards, and Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes and subsystem assemblies.

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net Sales:
PCB Manufacturing	$578,840	$353,734	$240,209
Backplane Assembly	124,337	22,357	—

Total sales	703,177	376,091	240,209
Inter-company sales	(33,719)	(6,775)	—

Total net sales	$669,458	$369,316	$240,209

Operating Segment Income:
PCB Manufacturing	$59,340	$55,561	$27,760
Backplane Assembly	8,366	1,376	—

Total operating segment income	67,706	56,937	27,760
Amortization of intangibles	(4,126)	(1,903)	(1,318)

Total operating income	63,580	55,034	26,442
Total other income (expense)	(12,312)	1,068	1,875

Income before income taxes	$51,268	$56,102	$28,317

Depreciation Expense:
PCB Manufacturing	$22,089	$11,751	$9,290
Backplane Assembly	683	427	—

Total depreciation expense	$22,772	$12,178	$9,290

Capital Expenditures:
PCB Manufacturing	$15,250	$13,763	$7,962
Backplane Assembly	347	186	—

Total capital expenditures	$15,597	$13,949	$7,962

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	As of December 31,
Segment Assets:	2007	2006	2005
	(In thousands)

PCB Manufacturing	$470,000	$497,206	$252,043
Backplane Assembly	28,798	65,496	—
Unallocated corporate assets	—	10,996	21,100

Total assets	$498,798	$573,698	$273,143

The Company markets and sells its products in approximately 40 countries. Other than in the United States and Malaysia, the Company does not conduct business in any country in which its net sales in that country exceed 10% of consolidated net sales. Net sales and long-lived assets are as follows:

	2007		2006		2005
		Long-Lived		Long-Lived		Long-Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
	(in thousands)

United States	$501,468	$259,622	$250,383	$277,187	$149,020	$125,269
Malaysia	39,382	—	44,987	—	39,794	—
Other	128,608	16,279	73,946	15,512	51,395	—

Total	$669,458	$275,901	$369,316	$292,699	$240,209	$125,269

For the year ended December 31, 2007, there were no customers which accounted for 10%, or greater, of the Company’s net sales. However in October 2007, two of the Company’s largest customers merged to form one company. For the year ended December 31, 2006, two customers, Solectron and Celestica, accounted for 20% and 10%, respectively, of the Company’s net sales. Net sales to these customers in 2007 and 2006 were substantially from the PCB Manufacturing segment. For the year ended December 31, 2005, two customers accounted for 29% and 17% of the Company’s net sales.

Sales to our 10 largest customers were 44%, 53%, and 66% of net sales for the years ended December 31, 2007, 2006 and 2005, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

(17)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	2007			2006			2005
	Net		Per	Net		Per	Net		Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share data)

Basic EPS	$34,683	42,242	$0.82	$35,039	41,740	$0.84	$30,841	41,232	$0.75

Dilutive effect of options	—	326		—	555		—	538

Diluted EPS	$34,683	42,568	$0.81	$35,039	42,295	$0.83	$30,841	41,770	$0.74

For the years ended December 31, 2007, 2006 and 2005, stock options to purchase 1,926, 1,520 and 1,759 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the year and, therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(18)	Subsequent Event

On January 15, 2008, the Company submitted a universal shelf registration statement with the U.S. Securities and Exchange Commission (SEC) for the registration and potential issuance of up to $200,000 of the Company’s securities, which may include common stock, preferred stock, convertible debt or any combination thereof. Upon being declared effective by the SEC, the shelf registration statement will allow the Company to sell the various securities in one or more offerings in the future. The Company has no immediate plans to sell any securities under this shelf registration. A prospectus supplement will describe the terms of any particular offering made under the universal shelf registration statement. The Company may use all or a portion of the net proceeds to fund potential investments in, and acquisitions of, companies, businesses, partnerships, minority investments, products or technologies. Currently, there are no commitments or agreements regarding any such acquisitions or investments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

Under date of March 17, 2008, we reported on the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the TTM Technologies, Inc. 2007 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2007 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of TTM Technologies, Inc.’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, TTM Technologies, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and effective January 1, 2007, TTM Technologies, Inc. adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes.”

(signed) KPMG LLP

Salt Lake City, Utah
March 17, 2008

S-1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

			Additions
	Balance at	Additions for	Charged to
	Beginning	Acquisition of	Costs and		Balance at
Description	of Year	PCG	Expenses	Deductions	End of Year
	(In thousands)

Year ended December 31, 2007
Allowance for doubtful accounts	$2,758	$959	$151	$(1,845)	$2,023
Allowance for sales credits	4,443	(86)	8,110	(8,786)	3,681
Allowance for excess and obsolete inventories	6,428	—	1,160	(3,205)	4,383
Year ended December 31, 2006
Allowance for doubtful accounts	$926	$1,762	$95	$(25)	$2,758
Allowance for sales credits	3,168	1,934	3,308	(3,967)	4,443
Allowance for excess and obsolete inventories	1,036	5,757	313	(678)	6,428
Year ended December 31, 2005
Allowance for doubtful accounts	$822	$—	$316	$(212)	$926
Allowance for sales credits	3,196	—	4,004	(4,032)	3,168
Allowance for excess and obsolete inventories	883	—	400	(247)	1,036

S-2

INDEX TO EXHIBITS

Exhibit
Number	Exhibits

2.1	Form of Plan of Reorganization(1).
2.2	Stock and Asset Purchase Agreement by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG, and TTM (Ozarks) Acquisition, Inc. dated as of August 2, 2006(2)
3.1	Registrant’s Certificate of Incorporation.(3)
3.2	Registrant’s Amended and Restated Bylaws.(4)
4.1	Form of Registrant’s common stock certificate.(3)
10.1	UBS Credit Agreement see ex. 10.1 to November 2, 2006 8-K(5)
10.2	Employment Agreement dated as of December 31, 2005 between the Registrant and Kenton K. Alder.(6)
10.3	Form of Executive Change in Control Severance Agreement and schedule of agreements entered into on December 1, 2005.(6)
10.4	Employment Agreement dated as of October 28, 2006 between the Registrant and Douglas L. Soder.(7)
10.5	Form of Severance Agreement and schedule of agreements entered into on December 1, 2006.(6)
10.6	2006 Incentive Compensation Plan.(7)
10.7	Form of Stock Option Agreement.(7)
10.8	Form of Restricted Stock Unit Award Agreement.(7)
10.9	Form of Indemnification Agreement with directors.(1)
21.1	Subsidiaries of the Registrant(7)
23.1	Consent of KPMG LLP, independent registered public accounting firm(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(8)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(8)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the Commission) on August 4, 2006.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 14, 2007.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 2, 2006.

(6)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 15, 2006.

(7)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(8)	Filed herewith.