Form 10-Q
period 2008-03-31
TTM TECHNOLOGIES INC
filed 2008-05-07
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “accelerated filer , large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Number of shares of common stock, $0.001 par value, of registrant outstanding at May 1, 2008: 42,600,025

Page

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Condensed Balance Sheets as of March 31, 2008 and December 31, 2007	3
Consolidated Condensed Statements of Operations for the quarter ended March 31, 2008 and April 2, 2007	4
Consolidated Condensed Statements of Cash Flows for the quarter ended March 31, 2008 and April 2, 2007	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25

PART II: OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	36
Item 6. Exhibits	36
SIGNATURES	37
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets
As of March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$32,569	$18,681
Accounts receivable, net of allowances of $5,660 and $5,704, respectively	118,240	118,581
Inventories	73,646	65,675
Prepaid expenses and other current assets	4,156	3,665
Income taxes receivable	—	2,237
Asset held for sale	5,000	5,000
Deferred income taxes	5,979	6,097

Total current assets	239,590	219,936
Property, plant and equipment, net of accumulated deprecation of $80,889 and $76,135, respectively	121,796	123,647
Debt issuance costs, net	1,857	2,195
Goodwill	130,791	130,126
Definite-lived intangibles, net	21,229	22,128
Deposits and other non current assets	2,136	766

	$517,399	$498,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion long-term debt	$43,000	$40,000
Accounts payable	61,936	53,632
Accrued salaries, wages and benefits	19,891	21,601
Income taxes payable	3,604	—
Other accrued expenses	5,839	5,864

Total current liabilities	134,270	121,097

Long-term debt, less current portion	32,000	45,000
Deferred income taxes	4,007	1,688
Other long-term liabilities	2,437	2,419

Total long-term liabilities	38,444	49,107

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 42,553 and 42,380 shares issued and outstanding, as of March 31, 2008 and December 31, 2007, respectively	42	42
Additional paid-in capital	174,505	173,365
Retained earnings	168,709	154,337
Accumulated other comprehensive income	1,429	850

Total stockholders’ equity	344,685	328,594

	$517,399	$498,798

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
For the Quarter Ended March 31, 2008 and April 2, 2007
(Unaudited)
(In thousands, except per share data)

	Quarter Ended
	March 31,	April 2,
	2008	2007

Net sales	$174,071	$176,897
Cost of goods sold	136,469	142,176

Gross profit	37,602	34,721

Operating (income) expenses:
Selling and marketing	7,714	7,560
General and administrative	8,205	8,342
Amortization of definite-lived intangibles	947	1,025
Metal reclamation	(3,700)	—

Total operating expenses	13,166	16,927

Operating income	24,436	17,794

Other income (expense):
Interest expense	(1,835)	(5,098)
Interest income	143	764
Other, net	141	(5)

Total other expense, net	(1,551)	(4,339)

Income before income taxes	22,885	13,455
Income tax provision	(8,513)	(4,990)

Net income	$14,372	$8,465

Basic earnings per share	$0.34	$0.20

Diluted earnings per share	$0.34	$0.20

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
For the Quarter Ended March 31, 2008 and April 2, 2007
(Unaudited)
(In thousands)

	Quarter Ended
	March 31,	April 2,
	2008	2007

Cash flows from operating activities:
Net income	$14,372	$8,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	5,280	5,860
Amortization of definite-lived intangible assets	977	1,057
Amortization of debt issuance costs	338	1,549
Non-cash interest imputed on other long-term liabilities	31	30
Excess income tax benefit from common stock options exercised	(31)	(76)
Deferred income taxes	2,095	279
Stock-based compensation	991	660
Net loss (gain) on sale of property, plant and equipment	135	(1)
Other	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	1,093	4,214
Inventories	(7,640)	239
Prepaid expenses and other	(468)	1,084
Income taxes receivable	2,237	—
Accounts payable	6,282	5,005
Accrued salaries, wages and benefits and other accrued expenses	(2,525)	(4,068)
Income taxes payable	3,614	4,004

Net cash provided by operating activities	26,781	28,297

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(3,514)	(3,665)
Proceeds from sale of property, plant and equipment	65	114
Proceeds from redemptions of held-to-maturity short-term investments	—	11,000

Net cash (used in) provided by investing activities	(3,449)	7,449

Cash flows from financing activities:
Principal payments on long-term debt	(10,000)	(50,705)
Proceeds from exercise of common stock options	120	512
Payment of debt issuance costs	—	(170)
Excess income tax benefit from common stock options exercised	31	76

Net cash used in financing activities	(9,849)	(50,287)

Effect of foreign currency exchange rates on cash and cash equivalents	405	262

Net increase (decrease) in cash and cash equivalents	13,888	(14,279)
Cash and cash equivalents at beginning of period	18,681	59,660

Cash and cash equivalents at end of period	$32,569	$45,381

Supplemental cash flow information:
Cash paid for interest	$1,515	$2,611
Cash paid for income taxes	552	707

Supplemental disclosures of non-cash investing and financing activities:

As of March 31, 2008, accrued purchases of equipment totaled $1,399.

The Company recognized an unrealized loss on derivative instruments of $471 and $208, net of tax for the quarter ended March 31, 2008 and April 2, 2007, respectively.

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

Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company) is a manufacturer of complex printed circuit boards used in sophisticated electronic equipment and provides backplane and sub-system assembly services for both standard and specialty product in defense and commercial operations. The Company sells to a variety of customers located both within and outside of the United States of America. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The first quarters ended March 31, 2008 and April 2, 2007 contained 91 and 92 days, respectively.

Certain reclassifications of prior years’ amounts have been made to conform with the current year presentation.

(2)	Inventories

Inventories as of March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Raw materials	$25,508	$23,386
Work-in-process	41,321	35,700
Finished goods	6,817	6,589

	$73,646	$65,675

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(3)	Goodwill and Definite-lived Intangibles

As of March 31, 2008 goodwill by operating segment and the components of definite-lived intangibles were as follows:

Goodwill

		Foreign
	December 31,	Currency	March 31,
	2007	Rate Change	2008
	(In thousands)

PCB Manufacturing	$117,018	$—	$117,018
Backplane Assembly	13,108	665	13,773

	$130,126	$665	$130,791

Goodwill in the Backplane Assembly operating segment includes the activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflects a foreign currency change.

Definite-lived Intangibles

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
	(In thousands)				(Years)

March 31, 2008:
Strategic customer relationships	$35,429	$(14,558)	$212	$21,083	12.0
Customer backlog	70	(71)	1	—	0.7
Licensing agreements	350	(204)	—	146	3.0

	$35,849	$(14,833)	$213	$21,229

The definite-lived intangible related to strategic customer relationships and customer backlog includes that activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflects a foreign currency change.

Amortization expense was $977 and $1,057 for the quarter ended March 31, 2008 and April 2, 2007, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold. Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)

Remaining est. 2008	$2,935
2009	3,492
2010	3,159
2011	3,013
2012	2,749

$15,348

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(4)	Long-term Debt and Credit Agreement

The following table summarizes the long-term debt of the Company as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(In thousands)

Senior secured term loan due October 27, 2012	$75,000	$85,000
Less current maturities	(43,000)	(40,000)

Long-term debt, less current maturities	$32,000	$45,000

The Company’s long-term debt, less current portion, matures as follows:

(In thousands)

2009	$575
2010	767
2011	767
2012	29,891

$32,000

The Company maintains a Credit Agreement consisting of a $200,000 senior secured term loan (Term Loan), which matures in October 2012 and a $40,000 senior secured revolving loan facility (Revolving Loan), which matures in October 2011. The Credit Agreement is secured by substantially all of the Company’s domestic assets and 65% of its foreign assets. The Revolving Loan also contains a $10,000 letter of credit sub-facility.

Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate (the Alternate Base Rate) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternate Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Borrowings under the Credit Agreement, at the Company’s option, will initially bear interest at a rate based on either: (a) the Alternate Base Rate plus 1.25% or (b) LIBOR plus 2.25%. For the Revolving Loan, the applicable interest margins on both the Alternate Base Rate and LIBOR may decrease by up to 0.50% if the Company’s total leverage ratio decreases as defined under the terms of the Credit Agreement. There is no provision, other than an event of default, for these interest margins to increase. At March 31, 2008 and December 31, 2007, the weighted average interest rate on the outstanding borrowings was 6.83% and 7.34%, respectively.

Each calendar year the Company is required to repay 1% of the outstanding Term Loan balance, subject to specific adjustments, as defined in the Credit Agreement. The Company does not have a contractual maturity payment due in 2008, however it expects to repay a total of $43,000 over the next 12 months. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends, stock repurchases and stock redemptions in addition to maintaining maximum total leverage ratios and minimum interest coverage ratios.

The Company is also required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Loan. As of March 31, 2008, the Company had no standby letter of credit outstanding. Available borrowing capacity under the Revolving Loan was $40,000 at March 31, 2008. However, subsequent to the quarter ended March 31, 2008, $1,000 of standby letter of credit was outstanding as a result of the extension of the San Diego, California facility operating lease.

On January 25, 2007, the Company entered into a three-year pay-fixed, receive floating (3-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $70,000. The interest rate swap applied a fixed interest rate against the first interest payments of a portion of the $200,000 six-year Term Loan arrangement.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

The notional amount of the interest rate swap amortizes to zero over its term, consistent with the Company’s planned debt pay down and the Credit Agreement’s requirement of maintaining interest rate protection on at least 40% of Term Loan debt for a minimum of three years. The notional value underlying the hedge at March 31, 2008 was $56,000. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.21% and receives floating 3-month LIBOR, which was 3.33% at March 31, 2008.

To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the quarter ended March 31, 2008 and April 2, 2007. At inception, the fair value of the interest rate swap was zero. As of March 31, 2008 and December 31, 2007, the fair value of the swap was recorded as a liability of $1,963 and $1,021, respectively, in other accrued expenses. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in the consolidated condensed balance sheet. Changes in the fair value of the hedge reported in accumulated other comprehensive income subsequently are reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligation affects earnings. Within the next 12 months, approximately $1.2 million of unrealized losses in accumulated other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as interest expense is recognized on the hedged debt obligation. The impact of the interest rate swap to interest expense was a charge of $198 for the quarter ended March 31, 2008 and a benefit of $19 for the quarter ended April 2, 2007.

(5)	Income Taxes

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109. Upon adoption of FIN 48, the Company recorded a decrease in the liability for unrecognized tax benefits of $338 and an increase to retained earnings of $338 representing the cumulative effect of the change in accounting principle. No change was recorded in the deferred income tax asset accounts. As of March 31, 2008 and December 31, 2007, unrecognized income tax benefits totaled approximately $373. Of that amount, approximately $373 (net of the federal benefit on state income tax matters) carried in other long-term liabilities represents the amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. The State of California Franchise Tax Board has completed audits of the Company’s income tax returns for the 2000 — 2001 years. The State of Florida Department of Revenue has completed audits of the Company’s income tax returns for the 2003 — 2005 years. As of March 31, 2008, the 2002 — 2006 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(6)	Comprehensive Income

The components of accumulated other comprehensive income generally include foreign currency translation adjustments and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Quarter Ended
	March 31,	April 2,
	2008	2007
	(In thousands)

Net income	$14,372	$8,465
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $620 and $97 of tax for the quarter ended March 31, 2008 and April 2, 2007, respectively	1,050	165
Unrealized loss on effective cash flow hedges, net of $278 and $122 of tax for the quarter ended March 31, 2008 and April 2, 2007, respectively	(471)	(208)

Total other comprehensive income (loss), net of tax	579	(43)

Comprehensive income	$14,951	$8,422

(7)	Fair Value Measures

Effective January 1, 2008, the Company prospectively implemented the provisions of Statement of Financial Accounting Standards No. 157 Fair Value Measures, (SFAS 157) for financial assets and financial liabilities reported or disclosed at fair value. As permitted by Financial Accounting Standards Board Staff Position No. FAS 157-2, the Company elected to defer implementation of the provisions of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009, except for non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value.

SFAS 157 establishes the following hierarchy for categorizing these inputs:

Level 1 — Quoted market prices in active markets for identical assets or liabilities;

Level 2 — Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and

Level 3 — Significant unobservable inputs.

At March 31, 2008, the following financial liability was measured at fair value on a recurring basis using the type of inputs shown:

	March 31,	Fair Value Measurements Using:
	2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)

Derivative	$1,963	—	$1,963	—

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(8)	Commitments and Contingencies

Legal Matters

Prior to the Company’s acquisition of Printed Circuit Group (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of March 31, 2008, approximately $547 remains to be expended in the form of capital improvements to meet the rinse water recycling systems requirements. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.

The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at March 31, 2008 and December 31, 2007.

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

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at two Connecticut sites, and the ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The Company has also investigated a third Connecticut site as a result of the PCG acquisition under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs of approximately $858 and $879 as of March 31, 2008 and December 31, 2007, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none is estimated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation, and monitoring of results achieved. As of March 31, 2008, the Company anticipates paying these costs ratably over the next 12 to 84 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(9)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earning per share and diluted earnings per share for the quarter ended March 31, 2008 and April 2, 2007:

	Quarter Ended
	March 31, 2008			April 2, 2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands)			(In thousands)

Basic EPS	$14,372	42,429	$0.34	$8,465	42,149	$0.20

Dilutive effect of options		307			249

Diluted EPS	$14,372	42,736	$0.34	$8,465	42,398	$0.20

Stock options and restricted stock units to purchase 2,472 and 2,528 shares of common stock for the quarter ended March 31, 2008 and April 2, 2007, respectively, were not considered in calculating diluted earnings per share because the effect would be anti-dilutive.

(10)	Stock-Based Compensation

For the quarter ended March 31, 2008 and April 2, 2007, the Company recorded $676 and $503, respectively, of share-based compensation expense. Share-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	March 31,	April 2,
	2008	2007
	(In thousands)

Cost of goods sold	$233	$187
Selling and marketing	73	50
General and administrative	685	423

Stock-based compensation expense recognized	$991	$660
Income tax benefit recognized	(315)	(157)

Total stock-based compensation expense after income taxes	$676	$503

The Company granted 110 stock option awards during the quarter ended March 31, 2008 with an estimated weighted average fair value per share option of $6.81. No stock options were granted by the Company for the quarter ended April 2, 2007. The fair value for stock options granted during the period is calculated using the Black-Scholes option-pricing model on the date of grant. For the quarter ended March 31, 2008 the following assumptions were used in determining the fair value:

Risk-free interest rate	2.9%
Dividend yield	—%
Expected volatility	69%
Expected term in months	66

The Company determines the expected term of its stock option awards separately for employees and directors by periodic review of its historical stock option exercise experience. This calculation excludes pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

U.S. Treasury yield curve in effect at the time of grant. As of March 31, 2008, $3,577 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.1 years.

The Company also granted 474 and 472 of restricted stock units for the quarter ended March 31, 2008 and April 2, 2007, respectively. The units granted were estimated to have a weighted-average fair value per unit of $11.31 and $10.58 for the quarter ended March 31, 2008 and April 2, 2007, respectively, which was based on the date of grant using the closing share price. As of March 31, 2008, $7,331 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.2 years.

(11)	Concentration of Credit Risk

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

As of March 31, 2008 and December 31, 2007, the 10 largest customers in the aggregate accounted for 51% and 49%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

(12)	Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources. The Company has two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are each managed separately as they distribute and manufacture distinct products with different production processes. Each reportable segment operates predominately in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution. PCB Manufacturing fabricates printed circuit boards, and Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes and sub-system assemblies.

The Company evaluates segment performance based on operating segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter-company transactions, including sales of PCBs from the PCB Manufacturing segment to the Backplane Assembly segment, have been eliminated.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

	Quarter Ended
	March 31,	April 2,
	2008	2007
	(In thousands)

Net Sales:
PCB Manufacturing	$148,705	$152,151
Backplane Assembly	32,570	33,657

Total sales	181,275	185,808
Inter-company sales	(7,204)	(8,911)

Total net sales	$174,071	$176,897

Operating Segment Income:
PCB Manufacturing	$22,679	$16,367
Backplane Assembly	2,704	2,452

Total operating segment income	25,383	18,819
Amortization of intangibles	(947)	(1,025)

Total operating income	24,436	17,794
Total other expense	(1,551)	(4,339)

Income before income taxes	$22,885	$13,455

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

For the quarter ended March 31, 2008 and April 2, 2007, one customer accounted for approximately 13% and 11% of net sales, respectively. Sales to our 10 largest customers were 48% and 45% of net sales for the quarter ended March 31, 2008 and April 2, 2007, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

(13)	Metal Reclamation

During the first quarter 2008, the Company recognized $3,700 of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, the Company discovered that the vendor had inaccurately compensated the Company for gold reclamations over the last several years.

(14)	Universal Shelf Registration

During the first quarter of 2008, the Company filed a universal shelf registration statement with the U.S. Securities and Exchange Commission for the registration and potential issuance of up to $200,000 of the Company’s securities, which may include common stock, preferred stock, convertible debt or any combination thereof. The universal shelf registration statement became effective on April 7, 2008 and will allow the Company to sell the various securities in one or more offerings in the future. A prospectus supplement will describe the terms of any particular offering made under the universal shelf registration statement. The Company may use all or a portion of the net proceeds to fund potential investments in, and acquisitions of, companies, businesses, partnerships, minority investments, products or technologies. Currently, there are no commitments or agreements regarding any such acquisitions or investments.

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of March 31, 2008 we had approximately 900 customers and 945 as of April 2, 2007. Sales to our 10 largest customers accounted for 48% of our net sales in the first quarter 2008 and 45% of our net sales in the first quarter 2007. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 29% and 24% of our net sales in the first quarter of 2008 and 2007, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended
	March 31,	April 2,
End Markets(1)	2008	2007

Networking/Communications	42%	43%
Aerospace/Defense	34	28
Computing/Storage/Peripherals	12	13
Medical/Industrial/Instrumentation/Other	12	16

Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

For PCBs we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders decreased from approximately 15% of net PCB sales in the first quarter 2007 to 12% of net PCB sales in the first quarter 2008, due to the increasingly complex nature of our quick turn work which requires more time to manufacture, thereby extending some of these orders beyond the 10 day delivery window. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

We derive revenues primarily from the sale of printed circuit boards and backplane assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss have transferred, and collectibility is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically has been approximately 2% of gross sales. We provide our customers a limited right of return for defective printed circuit boards and backplane assemblies. We record an estimated amount for sales returns and allowances at the time of sale based on historical information.

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

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience, the use of independent valuation firms and licensed environmental professionals, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ from these estimates under different assumptions or conditions.

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. During the fourth fiscal quarter 2007, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed. At March 31, 2008, we determined that there were no events or changes in circumstances that indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

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

Derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair value of our interest rate swap is determined based on current market quotes for the underlying LIBOR interest rate and is adjusted for our, and for the counter parties credit risk. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. The value of the actual difference between the market rate and the hedged rate applied to the notional value of the hedge is recorded to interest expense each period. To the extent the interest rate swap provides an effective hedge, the differences between the fair value and the book value of the interest rate swap are recognized in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity. Changes in the fair value of the hedge reported in accumulated other comprehensive income are subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligation affects earnings. Within the next 12 months, approximately $1.2 million of unrealized losses in accumulated other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as interest expense is recognized on the hedged debt obligation.

Income Taxes

Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At March 31, 2008 and December 31, 2007, we have net deferred income tax assets of $2.0 million and $4.4 million, respectively. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Share-Based Awards

We adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments, (SFAS 123R) using the modified prospective transition method. Under this method we recognize compensation expense net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award using a straight-line method.

We estimate the value of share-based restricted stock unit awards on the date of grant using the closing share price. We estimate the value of share-based option awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based option payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated our forfeiture rate to be 8 percent. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the quarter ended March 31, 2008 and April 2, 2007, share-based compensation expense was $0.7 million and $0.5 million, respectively, net of tax. At March 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options was $3.6 million, which is expected to be recognized over a weighted-average period of 1.1 years. At March 31, 2008, $7.3 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.2 years.

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

Results of Operations

First Quarter 2008 Compared to the First Quarter 2007

There were 91 and 92 days in the first quarters of 2008 and 2007, respectively.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	March 31,	April 2,
	2008	2007

Net sales	100.0%	100.0%
Cost of goods sold	78.4	80.4

Gross profit	21.6	19.6

Operating (income) expenses:
Selling and marketing	4.4	4.3
General and administrative	4.7	4.7
Amortization of definite-lived intangibles	0.6	0.5
Metal reclamation	(2.1)	—

Total operating expenses	7.6	9.5

Operating income	14.0	10.1
Other income (expense):
Interest expense	(1.1)	(2.9)
Interest income	0.1	0.4
Other, net	0.1	—

Total other expense, net	(0.9)	(2.5)

Income before income taxes	13.1	7.6
Income tax provision	(4.9)	(2.8)

Net income	8.2%	4.8%

The Company has two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes into sub-assemblies and other complete electronic devices. PCB Manufacturing customers are either EMS or OEM companies, while Backplane Assembly customers are usually OEMs. Our Backplane Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB Manufacturing segment is composed of eight domestic PCB fabrication plants, and a facility which provides follow on value-added services primarily for one of the PCB Manufacturing plants. The following table compares net sales by reportable segment for the quarter ended March 31, 2008, and April 2, 2007:

	Quarter Ended
	March 31,	April 2,
	2008	2007
	(In thousands)

Net sales:
PCB Manufacturing	$148,705	$152,151
Backplane Assembly	32,570	33,657

Total sales	181,275	185,808
Inter-company sales	(7,204)	(8,911)

Total net sales	$174,071	$176,897

Net Sales

Net sales decreased $2.8 million, or 1.6%, from $176.9 million in the first quarter 2007 to $174.1 million in the first quarter 2008 due to the closure of our Dallas, Oregon, facility in April 2007. This facility contributed approximately $11.3 million of revenue to the PCB Manufacturing segment in the first quarter 2007. The $2.8 million revenue decline reflects this lost revenue as well as lower net sales in our Backplane Assembly operations, partially offset by increased sales at our other PCB Manufacturing facilities, exclusive of that derived from our Dallas, Oregon facility. PCB volume declined approximately 17% due to the closure of this facility. Prices rose approximately 18% due to a shift in production mix toward more high technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, decreased from 15% of net PCB sales in the first quarter 2007 to 12% of net PCB sales in the first quarter 2008. The increasingly complex nature of our quick turn work requires more time to manufacture, thereby extending some of these orders beyond the 10 day delivery window.

Cost of Goods Sold

Cost of goods sold decreased $5.7 million, or 4.0%, from $142.2 million for the first quarter 2007 to $136.5 million for the first quarter 2008. Cost of goods sold decreased, mainly due to lower PCB production in the first quarter 2008 following the closure of the Dallas, Oregon facility. As a percentage of net sales, cost of goods sold decreased from 80.4% for the first quarter 2007 to 78.4% for the first quarter 2008, primarily due to an increase in work in process inventory resulting in more units produced to share fixed costs in our PCB Manufacturing facilities and lower cost content in our Backplane Assembly products.

Gross Profit

As a result of the foregoing, gross profit increased $2.9 million, or 8.4%, from $34.7 million for the first quarter 2007 to $37.6 million for the first quarter 2008. Our gross margin increased from 19.6% in the first quarter 2007 to 21.6% in the first quarter 2008. The increase in our gross margin was due to an increase in work in process inventory in our PCB Manufacturing facilities and lower cost content in our Backplane Assembly products.

Printed circuit board manufacturing is a multi-step process that requires a certain level of equipment and staffing for even minimal production volumes. As production increases, our employees are able to work more efficiently and produce more printed circuit boards without incurring proportionally more costs. However, at higher capacity utilization rates, additional employees and capital may be required.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.1 million, or 1.3%, from $7.6 million for the first quarter 2007 to $7.7 million for the first quarter 2008, primarily due to increased labor expenses. As a percentage of net sales, selling and marketing expenses remained consistent in the first quarter 2008 at 4.4% as compared to 4.3% in the first quarter 2007.

General and Administrative Expense

General and administrative expenses decreased $0.1 million from $8.3 million, or 4.7% of net sales, for the first quarter 2007 to $8.2 million, or 4.7% of net sales, for the first quarter 2008. The decrease in expenses resulted primarily from lower accounting, consulting and incentive compensation expenses as well as lower bad debt expense. Accounting and consulting fees were higher in the first quarter 2007 due to the completion and integration of the PCG acquisition. The reduction in these expenses was partially offset by an increase in stock-based compensation expense for restricted stock and stock option awards.

Amortization of Definite-lived Intangibles

Amortization expense related to definite-lived intangibles decreased $0.1 million from $1.0 million , or 0.5% of net sales, in the first quarter 2007 to $0.9 million, or 0.6% of net sales, in the first quarter 2008. The decrease in amortization expense is primarily due to the gradual decline in strategic customer relationship intangibles related to the PCG acquisition in October 2006.

Metal Reclamation

During the first quarter 2008, we recognized $3.7 million of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, we discovered that the vendor had inaccurately compensated us for gold reclamations over the last several years. While pricing reconciliations of this nature occur periodically, we do not expect to recognize a similar amount in future periods.

Other Income (Expense)

Other expense decreased $2.7 million from $4.3 million in the first quarter 2007 to $1.6 million in the first quarter 2008. This net decrease of $2.7 million primarily resulted from a decrease of $3.3 million in interest expense and amortization of debt issuance costs due to payments made on our $200 million senior secured term loan, partially offset by a decrease in interest income of approximately $0.6 million resulting from lower balances in cash and cash equivalents.

Income Tax Provision

The provision for income taxes increased $3.5 million from $5.0 million for the first quarter 2007 to $8.5 million for the first quarter 2008 due to increased pretax income. Our effective tax rate was 37.1% in the first quarter 2007 and 37.2% in the first quarter 2008. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, utilization of other credits and deductions available to us, and certain non-deductible items.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, borrowings under our senior secured credit facility, and proceeds from employee exercises of stock options. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures, and fund working capital requirements. We anticipate that servicing debt, funding working capital requirements, financing capital expenditures, and potential acquisitions will continue to be the principal demands on our cash in the future. Additionally, we have a $40 million senior secured revolving credit facility available for borrowings as necessary at March 31, 2008.

As of March 31, 2008, we had net working capital of approximately $105.3 million, compared to $98.8 million as of December 31, 2007. The increase in working capital is primarily attributable to the growth in cash balances resulting from strong cash flow generation during the quarter.

Our 2008 capital expenditure plan is expected to total approximately $23 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities at certain of our facilities.

The following table provides information on contractual obligations as of March 31, 2008 (in thousands):

Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Operating leases	$8,194	$2,584	$3,756	$630	$1,224
Debt obligations	75,000	43,000	1,342	30,658
Interest on debt obligations(3)	23,393	5,177	8,990	9,226
Purchase obligations	619	619

Total contractual obligations	$107,206	$51,380	$14,088	$40,514	$1,224

(1)	FIN 48 unrecognized tax benefits of $0.4 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Environmental liabilities of $0.9 million, not included in the table above, are accrued and recorded as long-term liabilities in the consolidated balance sheet.

(3)	For variable rate debt, interest is based upon the rates in effect at March 31, 2008, adjusted for the impact of our interest rate hedge.

In connection with the 2006 PCG acquisition, the Company is involved in various stages of investigation and cleanup related to environmental remediation at two Connecticut sites and is obligated to investigate a third Connecticut site. The Company currently estimates that it will incur remediation costs of $0.9 million over the next 12 to 84 months related to these matters. In addition, the Company has obligations to the Connecticut Department of Environmental Protection to make certain environmental asset improvements to the waste water treatment systems in two Connecticut plants. These costs are estimated to be $0.5 million and have been considered in our capital expenditures plan for 2008. Lastly, we are required to maintain a compliance management plan through July 2009 under a compliance agreement with the U.S. Environmental Protection Plan, assumed from Tyco.

Based on our current level of operations, we believe that cash generated from operations, available cash, and amounts available under our five-year senior secured $40 million revolving credit facility will be adequate to meet our currently anticipated debt service, capital expenditure, and working capital needs for the next 12 months. Our principal liquidity needs for periods beyond the next 12 months are to meet debt service requirements as well as for other contractual obligations as indicated in our contractual obligations table above and for capital purchases under our annual capital expenditure plan. Additionally, during the first quarter of 2008, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission (SEC) for the registration and potential issuance of up to $200 million of securities, which may include common stock, preferred stock, convertible debt, or any combination thereof. The shelf registration statement became effective on April 7, 2008 and will allow us to sell the various securities in one or more offerings in the future. A prospectus supplement will describe the terms of any particular offering made under the universal shelf registration statement. We may use all or a portion of the net proceeds to fund potential investments in, and acquisitions of, companies, businesses, partnerships, minority investments, products or technologies. Currently, there are no commitments or agreements regarding any such acquisitions or investments.

Net cash provided by operating activities was $26.8 million in the first quarter 2008, compared to $28.3 million in the first quarter 2007. Our first quarter 2008 operating cash flow of $26.8 million primarily reflects net income of $14.4 million, $6.6 million of depreciation and amortization, $1.0 million of stock-based compensation, a decrease in net deferred income tax assets of $2.1 million, and a net increase in working capital of $2.6 million.

Net cash used in investing activities was $3.4 million in the first quarter 2008, compared to cash provided of $7.4 million in the first quarter 2007. In the first quarter 2008, we made purchases of approximately $3.5 million of property, plant, and equipment.

Net cash used in financing activities was $9.8 million in the first quarter 2008, compared to $50.3 million in the first quarter 2007. This use of cash primarily reflects a $10.0 million repayment of debt during the first quarter 2008.

We maintain a Credit Agreement consisting of a $200 million senior secured term loan, which matures in October 2012 and a $40 million senior secured revolving loan facility, which matures in October 2011. As of March 31, 2008, we had $75 million of long-term debt obligations outstanding under our senior secured term loan facility and no borrowing outstanding under our senior secured revolving credit facility. The Credit Agreement is secured by substantially all of our domestic assets and 65% of foreign assets. The senior secured revolving loan facility also contains a $10 million letter of credit sub-facility. As of March 31, 2008, we had no standby letter of credit outstanding. Available borrowing capacity under the Revolving Loan was $40,000 at March 31, 2008. However, subsequent to the quarter ended March 31, 2008, $1 million of standby letter of credit was outstanding as a result of the extension of the San Diego, California facility operating lease. The Credit Agreement is rated BB+ by Standard and Poors and B1 by Moodys.

Borrowings under the Credit Agreement will bear interest at a floating rate of either a base rate (the Alternate Base Rate) plus an applicable interest margin or LIBOR plus an applicable interest margin. The Alternate Base Rate is equal to the greater of (i) the federal funds rate plus 0.50% or (ii) the prime rate. Borrowings under the Credit Agreement, at our option, will initially bear interest at a rate based on either: (a) the Alternate Base Rate plus 1.25% or (b) LIBOR plus 2.25%. For the senior secured revolving loan facility, the applicable interest margins on both Alternate Base Rate and LIBOR may decrease by up to 0.50% if our total leverage ratio decreases as defined under the terms of the Credit Agreement. There is no provision, other than an event of default, for these interest margins to increase. At March 31, 2008 and December 31, 2007 the weighted average interest rate on the outstanding borrowings was 6.83% and 7.34%, respectively.

Each calendar year we are required to repay 1% of the outstanding senior secured term loan balance, subject to specific adjustments, as defined in the Credit Agreement. We do not have a contractual maturity payment due in 2008, however we expect to repay a total of $43 million over the next 12 months. We are also required to pay a commitment fee of 0.50% per annum on the unused portion of the senior secured revolving loan facility. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends, stock repurchases, and stock redemptions in addition to maintaining maximum total leverage ratios and minimum interest coverage ratios. We are in compliance with these covenants at March 31, 2008.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we generally will be able to pass along component price increases to our customers.

Fair Value of Financial Instruments

The carrying amounts of the Company’s derivative financial instruments were adjusted to fair value at March 31, 2008 and December 31, 2007. The fair value of the derivative financial instrument is the estimated amount the Company would pay/receive to terminate it on March 31, 2008 and December 31, 2007, taking into account current market quotes and the current creditworthiness of the counterparty. The fair value of long-term debt was estimated based on quoted market prices at year end.

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Long-term debt	$75,000	$70,200	$85,000	$84,150
Interest rate swap derivative	1,963	1,963	1,021	1,021

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133, (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s financial position, financial performance, and cash flow. SFAS 161 applies to derivative instruments within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosure and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implication of the statement.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We expect the impact of adopting SFAS 141(R) will depend on future acquisitions.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 were originally to be effective beginning January 1, 2008. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.  Our interest income and expense is more sensitive to fluctuation in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on cash and cash equivalents and interest expense on debt.

On January 25, 2007, we entered into a three-year pay-fixed, receive floating (3-month LIBOR), amortizing interest rate swap arrangement with a notional amount of $70 million. The interest rate swap applied a fixed interest rate against the first interest payments of the portion of the $200 million six-year term senior loan arrangement. The notional amount of the interest rate swap amortizes to zero over its term, consistent with our planned debt pay down and the Credit Agreement’s requirement of maintaining interest rate protection on at least 40% of term senior loan debt for a minimum of three years. The notional value underlying the hedge at March 31, 2008 was $56 million. Under the terms of the interest rate swap, we pay a fixed rate of 5.21% and receive floating 3-month LIBOR which was 3.33% at March 31, 2008. The fair value of the interest rate swap as of March 31, 2008 and December 31, 2007, was a liability of $2.0 million and $1.0 million, respectively.

At March 31, 2008, we had $75 million of variable rate debt, of which $56 million is effectively fixed by our three-year pay-fixed, receive floating interest rate swap. If interest rates on the remaining $19 million variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.2 million based on the amount of outstanding variable rate debt at March 31, 2008.

Foreign Currency Exchange Risk.  We are subject to risks associated with transactions that are denominated in currencies other than the U.S. dollar, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of the reporting process. Our Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains and losses on transactions denominated in currencies other than the U.S. dollar were not material during the quarters ended March 31, 2008 and April 2, 2007. We currently do not utilize any derivative instruments to hedge foreign currency risks.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13(a)-15(e)) as of March 31, 2008. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Prior to our acquisition of Printed Circuit Group (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of March 31, 2008, approximately $0.5 million remains to be expended in the form of capital improvements to meet the rinse water recycling systems requirements. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.

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

As of March 31, 2008, we had total indebtedness of approximately $75 million, which represented approximately 18% of our total capitalization.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 29% of our net sales for the quarter ended March 31, 2008 and approximately 24% of our net sales for the quarter ended April 2, 2007. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

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

Recently, some of our large customers have consolidated and further consolidation of customers may occur. Depending on which organization becomes the controller of the supply chain function following the consolidation, we may not be retained as a preferred or approved supplier. In addition, product duplication could result in the termination of a product line that we currently support. While there is potential for increasing our position with the combined customer, there does exist the potential for decreased revenue if we are not retained as a continuing supplier. We also face the risk of increased pricing pressure from the combined customer because of its increased market share.

Our failure to comply with the requirements of environmental laws could result in litigation, fines and revocation of permits necessary to our manufacturing processes. Failure to operate in conformance with environmental laws could lead to debarment from our participation in federal government contracts.

Our operations are regulated under a number of federal, state, local, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Superfund Amendment and Reauthorization Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Federal Motor Carrier Safety Improvement Act as well as analogous state, local, and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous, such as ammoniacal and cupric etching solutions, copper, nickel and other plating baths. Because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal and cupric etching solutions, metal stripping solutions, waste acid solutions, waste alkaline cleaners, waste oil, and waste waters that contain heavy metals such as copper, tin, lead, nickel, gold, silver, cyanide, and fluoride; and both filter cake and spent ion exchange resins from equipment used for on-site waste treatment.

We are also required to obtain permits from governmental authorities for certain operations, including waste water discharge. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. Any material violations of environmental laws or environmental permits by us could subject us to incur fines, penalties, and other sanctions, including the revocation of our effluent discharge permits, which could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations, and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

Prior to our acquisition of the PCG business, PCG made legal commitments to the U.S. Environmental Protection Agency and to the State of Connecticut regarding settlement of enforcement actions related to the PCG operations in Connecticut. The obligations include fulfillment of a Compliance Management Plan through at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut facilities. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in defense and other federal contracts, which would materially harm our business, results of operations, and financial condition.

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

We are increasingly required to certify compliance to various material content restrictions in our products based on laws of various jurisdictions or territories such as the Restriction of Hazardous Substances (RoHS) directive in the European Union and China’s RoHS legislation. New York City has adopted identical restrictions and many U.S. states are considering similar rules and legislation. In addition, we must also certify as to the non-applicability to the EU’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.

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

Our 10 largest customers accounted for approximately 48% of our net sales for the quarter ended March 31, 2008 and approximately 45% of our net sales for the first quarter ended April 2, 2007. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 16% of our net accounts receivable as of March 31, 2008 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

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

Sales to EMS providers represented approximately 55% of our net sales in the first quarter ended March 31, 2008. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of March 31, 2008, our consolidated balance sheet reflected $152 million of goodwill and definite-lived intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

Damage to our manufacturing facilities due to fire, natural disaster, or other events could harm our financial results.

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

We have limited patent or trade secret protection for our manufacturing processes. We rely on the collective experience of our employees involved in our manufacturing processes to ensure we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of our employees involved in our manufacturing processes were to leave our employment, and we were not able to replace these people with new employees with comparable experience, our manufacturing processes might suffer as we might be unable to keep up with innovations in the industry. As a result, we may lose our ability to continue to compete effectively.

Our profitability is impacted by the global interest rate environment.

We are exposed to interest rate risk relating to our senior secured term loan and revolving credit facility, which bears interest at either the Alternate Base Rate, as defined in our credit agreement, plus an applicable margin or LIBOR plus an additional margin. The interest rate on our senior secured term loan is linked to LIBOR and re-prices at intervals of 30, 60, 90, or 180 days as selected by the Company. As of March 31, 2008, a 1.0% increase in the interest rate would result in an increase of approximately $0.2 million in interest expense per year.

Our revolving credit facility bears interest at floating rates. The revolving credit facility bears interest at rates ranging from 1.75% to 2.25% per year plus the applicable LIBOR or from 0.75% to 1.25% per year plus the Alternate Base Rate. As of March 31, 2008, we have no amounts outstanding on our revolving loans.

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

Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of the People’s Republic of China (PRC) will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention. In addition, some government policies and rules are not timely published or communicated in the local districts, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of March 31, 2008, we had approximately $30.8 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.

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

As of March 31, 2008, we had net deferred tax assets of approximately $2.0 million. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

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

TTM Technologies, Inc.

/s/  Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated: May 6, 2008
/s/  Steven W. Richards
Steven W. Richards
Chief Financial Officer and Secretary

Dated: May 6, 2008

Exhibit Index

Exhibit
Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.