Form 10-Q
period 2008-06-30
TTM TECHNOLOGIES INC
filed 2008-08-08
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Commission File Number: 0-31285
TTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	91-1033443 (I.R.S. Employer Identification No.)
2630 South Harbor Boulevard, Santa Ana, California 92704
(Address of principal executive offices)
(714) 327-3000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
     Number of shares of common stock, $0.001 par value, of registrant outstanding at August 1, 2008: 42,803,130

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$118,687	$18,681
Accounts receivable, net of allowances of $5,525 and $5,704, respectively	118,197	118,581
Inventories	78,348	65,675
Prepaid expenses and other current assets	4,567	3,665
Income taxes receivable	532	2,237
Asset held for sale	5,000	5,000
Deferred income taxes	5,932	6,097

Total current assets	331,263	219,936

Property, plant and equipment, net of accumulated deprecation of $86,093 and $76,135, respectively	122,874	123,647
Debt issuance costs, net	5,661	2,195
Goodwill	131,090	130,126
Definite-lived intangibles, net	20,284	22,128
Deferred income taxes	8,757	—
Deposits and other non current assets	1,185	766

	$621,114	$498,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,515	$53,632
Accrued salaries, wages and benefits	26,439	21,601
Current portion long-term debt	—	40,000
Other accrued expenses	3,396	5,864

Total current liabilities	81,350	121,097

Convertible senior notes	175,000	—
Long-term debt, less current portion	—	45,000
Deferred income taxes	—	1,688
Other long-term liabilities	2,453	2,419

Total long-term liabilities	177,453	49,107

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 42,798 and 42,380 shares issued and outstanding, as of June 30, 2008 and December 31, 2007, respectively	43	42
Additional paid-in capital	181,058	173,365
Retained earnings	178,153	154,337
Accumulated other comprehensive income	3,057	850

Total stockholders’ equity	362,311	328,594

	$621,114	$498,798

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter and Two Quarters ended June 30, 2008 and July 2, 2007
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	June 30,	July 2,	June 30,	July 2,
	2008	2007	2008	2007
Net sales	$172,975	$162,016	$347,046	$338,913
Cost of goods sold	136,395	132,470	272,864	274,646

Gross profit	36,580	29,546	74,182	64,267

Operating (income) expenses:
Selling and marketing	7,750	7,551	15,464	15,111
General and administrative	8,825	7,890	17,030	16,232
Amortization of definite-lived intangibles	950	1,046	1,897	2,071
Metal reclamation	—	—	(3,700)	—

Total operating expenses	17,525	16,487	30,691	33,414

Operating income	19,055	13,059	43,491	30,853

Other income (expense):
Interest expense	(3,288)	(3,368)	(5,123)	(8,466)
Interest income	302	269	445	1,033
Other, net	(1,145)	(33)	(1,004)	(38)

Total other expense, net	(4,131)	(3,132)	(5,682)	(7,471)

Income before income taxes	14,924	9,927	37,809	23,382
Income tax provision	(5,480)	(3,743)	(13,993)	(8,733)

Net income	$9,444	$6,184	$23,816	$14,649

Basic earnings per share	$0.22	$0.15	$0.56	$0.35

Diluted earnings per share	$0.22	$0.15	$0.56	$0.35

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Two Quarters Ended June 30, 2008 and July 2, 2007
(Unaudited)
(In thousands)

	Two Quarters Ended
	June 30,	July 2,
	2008	2007
Cash flows from operating activities:
Net income	$23,816	$14,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	10,549	11,604
Amortization of definite-lived intangible assets	1,955	2,129
Amortization of debt issuance costs	2,285	2,538
Non-cash interest imputed on other long-term liabilities	63	61
Excess income tax benefit from common stock options exercised	(210)	(137)
Deferred income taxes	3,057	762
Stock-based compensation	2,469	1,545
Net loss (gain) on sale of property, plant and equipment	147	(200)
Other	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	1,474	14,026
Inventories	(12,199)	2,412
Prepaid expenses and other	(872)	1,089
Income taxes receivable	1,704	609
Accounts payable	(4,105)	(3,874)
Accrued salaries, wages and benefits and other accrued expenses	3,616	(5,195)

Net cash provided by operating activities	33,749	42,014

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(9,224)	(8,463)
Proceeds from sale of property, plant and equipment	136	1,283
Proceeds from redemptions of held-to-maturity short-term investments	—	11,000

Net cash (used in) provided by investing activities	(9,088)	3,820

Cash flows from financing activities:
Principal payments on long-term debt	(85,000)	(80,705)
Proceeds from the issuance of convertible senior notes	175,000	—
Proceeds from exercise of common stock options	2,336	799
Payment of debt issuance costs	(5,751)	(176)
Proceeds from warrants	26,197	—
Payment of convertible note hedge	(38,257)	—
Excess income tax benefit from common stock options exercised	210	137

Net cash provided by (used in) financing activities	74,735	(79,945)

Effect of foreign currency exchange rates on cash and cash equivalents	610	582

Net increase (decrease) in cash and cash equivalents	100,006	(33,529)
Cash and cash equivalents at beginning of period	18,681	59,660

Cash and cash equivalents at end of period	$118,687	$26,131

Supplemental cash flow information:
Cash paid for interest	$3,169	$5,259
Cash paid for income taxes	8,944	7,202
     Supplemental disclosures of non-cash investing and financing activities:
     As of June 30, 2008, accrued purchases of equipment totaled $1,131.
     The Company recognized an unrealized loss on derivative instruments of $108, net of tax and an unrealized gain of $29, net of tax, for the two quarters ended June 30, 2008 and July 2, 2007, respectively.
     Effective January 1, 2007, the Company adopted the provisions of Financial Account Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). As a result of the implementation of FIN 48, we recognized a $338 decrease to our liability for unrecognized tax benefits, and a corresponding increase to our January 1, 2007 accumulated retained earnings beginning balance.
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
     The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The second quarters ended June 30, 2008 and July 2, 2007 each contained 91 days. The two quarters ended June 30, 2008 and July 2, 2007 contained 182 and 183 days, respectively.
     Certain reclassifications of prior years’ amounts have been made to conform with the current year presentation.
(2) Inventories
     Inventories as of June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Raw materials	$29,357	$23,386
Work-in-process	40,122	35,700
Finished goods	8,869	6,589

	$78,348	$65,675

(3) Goodwill and Definite-lived Intangibles
     As of June 30, 2008 goodwill by operating segment and the components of definite-lived intangibles were as follows:
Goodwill

		Foreign
	December 31,	Currency	June 30,
	2007	Rate Change	2008
	(In thousands)
PCB Manufacturing	$117,018	$—	$117,018
Backplane Assembly	13,108	964	14,072

	$130,126	$964	$131,090

     Goodwill in the Backplane Assembly operating segment includes the activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflects a foreign currency change.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements – (Continued)
     Definite-lived Intangibles

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
	(In thousands)				(Years)
June 30, 2008:
Strategic customer relationships	$35,429	$(15,507)	$245	$20,167	12.0
Customer backlog	70	(71)	1	—	0.7
Licensing agreements	350	(233)	—	117	3.0

	$35,849	$(15,811)	$246	$20,284

     The definite-lived intangibles related to strategic customer relationships and customer backlog include that activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflect a foreign currency change.
     Amortization expense was $978 and $1,072 for the quarter ended June 30, 2008 and July 2, 2007, respectively, and $1,955 and $2,129 for the two quarters ended June 30, 2008 and July 2, 2007, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold. Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining est. 2008	$1,960
2009	3,497
2010	3,164
2011	3,018
2012	2,753

$14,392

(4) Convertible Senior Notes
     In May 2008, the Company issued 3.25% Convertible Senior Notes (Convertible Notes) due May 15, 2015, in a public offering for an aggregate principal amount of $175,000. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest will be payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and will rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The Company received proceeds of $169,249 after the deduction of offering expenses of $5,751. These offering expenses are being amortized to interest expense over the term of the Convertible Notes.
     Conversion
     At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of June 30, 2008, none of the conversion criteria had been met.
     On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the forgoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes.
     The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be 13,978.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements – (Continued)
     Note Repurchase
     The Company is not permitted to redeem the Convertible Notes at any time prior to maturity. In the event of a fundamental change or certain default events, as defined in the prospectus supplement, prior to November 15, 2014, holders may require the Company to repurchase for cash all or a portion of their Convertible Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.
     Convertible Note Hedge and Warrant Transaction
     In connection with the issuance of the Convertible Notes, the Company entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to the Company’s common stock. The convertible note hedge, which cost an aggregate $38,257 and was recorded, net of tax, as a reduction of additional paid in capital, consists of the Company’s option to purchase up to 10,963 common stock shares at a price of $15.96 per share. This option expires on May 15, 2015 and can only be executed upon the conversion of the above mentioned Convertible Notes. Additionally, the Company sold warrants to purchase 10,963 of the Company’s common stock at a price of $18.15. This warrant transaction expires on August 17, 2015. The proceeds from the sale of warrants of $26,197 was recorded as an addition to additional paid in capital. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of the Company’s common stock.
(5) Long-term Debt
     The following table summarizes the long-term debt of the Company as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(In thousands)
Senior secured term loan	$—	$85,000
Less current maturities	—	(40,000)

Long-term debt, less current maturities	$—	$45,000

     In May 2008, the Company paid in full all outstanding balances and terminated all letter of credit arrangements related to the Credit Agreement consisting of a $200,000 senior secured term loan and a $40,000 senior secured revolving loan facility. As of June 30, 2008, the Company has no further obligation or commitment related to this Credit Agreement.
     In conjunction with the Credit Agreement, the Company maintained a three-year pay-fixed, receive floating (3-month LIBOR), amortizing interest rate swap arrangement as required by the lender to maintain interest rate protection. The Company designated this interest rate swap as a hedge of the variability of cash flows to be paid (cash flow hedge) and as a result the Company formally assessed, on an ongoing basis, whether the derivative was highly effective in offsetting changes in cash flows of hedged items. To the extent the instrument was considered to be effective, changes in fair value were recorded as a component of accumulated other comprehensive income. To the extent there was any hedge ineffectiveness, changes in fair value relating to the ineffective portion were immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the quarter and two quarters ended June 30, 2008 and July 2, 2007. The impact of the interest rate swap to interest expense during the quarter and two quarters ended June 30, 2008 was a charge of $133 and $331, respectively. For the quarter and two quarters ended July 2, 2007, the Company recognized a benefit of $24 and $43 to interest expense, respectively.
     In May 2008, in conjunction with the repayment in full of the outstanding balances related to the Credit Agreement, the interest rate swap was terminated. At termination, the Company realized the amount of unrealized loss on effective cash flow hedges recorded in other comprehensive income and recorded a loss on the settlement of a derivative of $1,194 for the quarter ended June 30, 2008. The loss was recorded as a component of Other income (expense) in the statement of operations.
(6) Income Taxes
     Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109. Upon adoption of FIN 48, the Company recorded a decrease in the liability for unrecognized tax benefits of $338 and an increase to retained earnings of $338 representing the cumulative effect of the change in accounting principle. No change was recorded in the deferred income tax asset accounts. As of June 30, 2008 and December 31, 2007, unrecognized income tax benefits totaled approximately $373. Of that amount, approximately $373 (net of the federal benefit on state income tax matters) carried in other long-term liabilities represents the amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements – (Continued)
     The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. The State of California Franchise Tax Board has completed audits of the Company’s income tax returns for the 2000 — 2001 years. The State of Florida Department of Revenue has completed audits of the Company’s income tax returns for the 2003 — 2005 years. As of June 30, 2008, the 2002 — 2006 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions.
(7) Comprehensive Income
     The components of accumulated other comprehensive income generally include foreign currency translation adjustments and realized and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Quarter Ended		Two Quarters Ended
	June 30,	July 2,	June 30,	July 2,
	2008	2007	2008	2007
	(In thousands)
Net income	$9,444	$6,184	$23,816	$14,649

Other comprehensive income:
Foreign currency translation adjustments, net of $298 and $121 of tax for the quarter ended June 30, 2008 and July 2, 2007, respectively, and $918 and $218 for the two quarters ended June 30, 2008 and July 2, 2007, respectively	513	199	1,563	365

Unrealized gain (loss) on effective cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges net of tax (benefit)of $214 and $143 for the quarter ended June 30, 2008 and July 2, 2007, respectively, and ($64) and $21 for the two quarters ended June 30, 2008 and July 2, 2007, respectively	363	237	(108)	29
Less: reclassification adjustment for losses realized in net earnings net of tax of $442 for the quarter and two quarters ended June 30, 2008, respectively	752	—	752	—

Net	1,115	237	644	29

Total other comprehensive income, net of tax	1,628	436	2,207	394

Comprehensive income	$11,072	$6,620	$26,023	$15,043

(8) Commitments and Contingencies
Legal Matters
     Prior to the Company’s acquisition of Tyco Printed Circuit Group (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA include the fulfillment of a Compliance Management Plan until at least July 2009. The obligations to Connecticut DEP include the installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of June 30, 2008, approximately $535 remains to be expended in the form of capital improvements to meet the rinse water recycling systems requirements. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.
     The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at June 30, 2008 and December 31, 2007.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements – (Continued)
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
     The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at two Connecticut sites, and the ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The Company has also investigated a third Connecticut site as a result of the PCG acquisition under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs of approximately $845 and $879 as of June 30, 2008 and December 31, 2007, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none are estimated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation, and monitoring of results achieved. As of June 30, 2008, the Company anticipates paying these costs ratably over the next 12 to 84 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.
Standby Letter of Credit
     The Company maintains a $1,000 standby letter of credit related to the lease of one of its production facilities. The standby letter of credit expires on May 1, 2009.
(9) Earnings Per Share
     The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and two quarters ended June 30, 2008 and July 2, 2007:

	Quarter Ended		Two Quarters Ended
	June 30, 2008	July 2, 2007	June 30, 2008	July 2, 2007
	(In thousands, except per share amounts)
Net Income	$9,444	$6,184	$23,816	$14,649

Weighted Average Shares issued	42,676	42,199	42,553	42,174

Dilutive effect of options	404	297	355	273

Diluted shares	43,080	42,496	42,908	42,447

Earnings per share:
Basic	$0.22	$0.15	$0.56	$0.35

Dilutive	$0.22	$0.15	$0.56	$0.35

     Stock options and restricted stock units to purchase 1,540 and 1,846 shares of common stock for the quarter ended June 30, 2008 and July 2, 2007, respectively, and 2,006 and 2,189 shares of common stock for the two quarters ended June 30, 2008 and July 2, 2007, respectively, were not considered in calculating diluted earnings per share because the effect would be anti-dilutive.
     Additionally, for the quarter and two quarters ended June 30, 2008, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes and the effect of 21,926 of warrants to purchase shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion or purchase criteria had not been met as of June 30, 2008.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements – (Continued)
(10) Stock-Based Compensation
     For the quarters ended June 30, 2008 and July 2, 2007, the Company recorded $885 and $626, respectively, of stock-based compensation expense, net of tax. For the two quarters ended June 30, 2008 and July 2, 2007, the Company recorded $1,561 and $1,131, respectively, of stock-based compensation expense, net of tax. stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	June 30,	July 2,	June 30,	July 2,
	2008	2007	2008	2007
	(In thousands)
Cost of goods sold	$390	$255	$623	$443
Selling and marketing	118	48	191	98
General and administrative	970	581	1,655	1,004

Stock-based compensation expense recognized	$1,478	$884	$2,469	$1,545
Income tax benefit recognized	(593)	(258)	(908)	(414)

Total stock-based compensation expense after income taxes	$885	$626	$1,561	$1,131

     The Company did not grant any stock option awards during the quarter ended June 30, 2008 and granted 110 stock option awards during the two quarters ended June 30, 2008 with an estimated weighted average fair value per share option of $6.81. No stock options were granted by the Company for the quarter and two quarters ended July 2, 2007. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the two quarters ended June 30, 2008 the following assumptions were used in determining the fair value:

Risk-free interest rate	2.9%
Dividend yield	—%
Expected volatility	69%
Expected term in months	66
     The Company determines the expected term of its stock option awards separately for employees and directors based on a periodic review of its historical stock option exercise experience. This calculation excludes pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant. As of June 30, 2008, $3,150 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1 year.
     Additionally, the Company also granted 28 and 27 of restricted stock units for the quarters ended June 30, 2008 and July 2, 2007, respectively, and 502 and 499 for the two quarters ended June 30, 2008 and April 2, 2007, respectively. The units granted were estimated to have a weighted-average fair value per unit of $13.98 and $12.80 for the quarters ended June 30, 2008 and July 2, 2007, respectively, and $11.46 and $10.70 for the two quarters ended June 30, 2008 and July 2, 2007, respectively. The fair value for restricted stock units granted during the period is based on the closing share price on the date of grant. As of June 30, 2008, $6,837 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.1 years.
(11) Concentration of Credit Risk
     In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the computer and electronics instrumentation and aerospace/defense industries, and some of which are located outside the United States. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company also considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.
     As of June 30, 2008 and December 31, 2007, the Company’s 10 largest customers in the aggregate accounted for 53% and 49%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
(12) Segment Information
     The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements – (Continued)
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

	Quarter Ended		Two Quarters Ended
	June 30,	July 2,	June 30,	July 2,
	2008	2007	2008	2007
	(In thousands)
Net Sales:
PCB Manufacturing	$149,596	$138,651	$298,301	$290,802
Backplane Assembly	31,160	32,164	63,730	65,821

Total sales	180,756	170,815	362,031	356,623
Inter-company sales	(7,781)	(8,799)	(14,985)	(17,710)

Total net sales	$172,975	$162,016	$347,046	$338,913

Operating Segment Income:
PCB Manufacturing	$17,780	$12,019	$40,459	$28,386
Backplane Assembly	2,225	2,086	4,929	4,538

Total operating segment income	20,005	14,105	45,388	32,924
Amortization of intangibles	(950)	(1,046)	(1,897)	(2,071)

Total operating income	19,055	13,059	43,491	30,853
Total other expense	(4,131)	(3,132)	(5,682)	(7,471)

Income before income taxes	$14,924	$9,927	$37,809	$23,382

     The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
     For the quarter and two quarters ended June 30, 2008 one customer accounted for approximately 13% of net sales. For the quarter and two quarters ended July 2, 2007 no single customer accounted for more than 10% of net sales. Sales to our 10 largest customers for the quarter ended June 30, 2008 and July 2, 2007 were 51% and 43%, respectively. Sales to our 10 largest customers for the two quarters ended June 30, 2008 and July 2, 2007 were 49% and 44% of net sales, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
(13)  Metal Reclamation
     During the first quarter of 2008, the Company recognized $3,700 of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, the Company discovered that the vendor had inaccurately compensated the Company for gold reclamations over the last several years.

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
     We measure customers as those companies that have placed at least two orders in the preceding 12-month period. We had approximately 900 customers as of June 30, 2008 and July 2, 2007. Sales to our 10 largest customers accounted for 51% of our net sales in the second quarter ended June 30, 2008, and 43% of our net sales in the second quarter ended July 2, 2007. Sales to our 10 largest customers for the two quarters ended June 30, 2008 and July 2, 2007 were 49% and 44% of net sales, respectively. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 29% and 23% of our net sales in the quarter ended June 30, 2008 and July 2, 2007, respectively.
     The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter ended		Two Quarters Ended
	June 30,	July 2,	June 30,	July 2,
End Markets(1)	2008	2007	2008	2007
Networking/Communications	40%	42%	41%	43%
Aerospace/Defense	36	30	35	28
Computing/Storage/Peripherals	11	15	12	14
Medical/Industrial/Instrumentation/Other	13	13	12	15

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
     For PCBs we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders decreased from approximately 17% of net PCB sales for the quarter ended July 2, 2007 to 13% of net PCB sales for the quarter ended June 30, 2008, due to the increasingly complex nature of our quick-turn work, which requires more time to manufacture, thereby extending some of these orders beyond the 10 day delivery window. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
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

     Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products as well as stock-based compensation expense. Many factors affect our gross margin, including capacity utilization, product mix, production volume, and yield. We do not participate in any significant long-term contracts with suppliers, and, generally, we believe there are a number of potential suppliers for the raw materials and components we use.
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

Long-lived Assets
     We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. During the fourth quarter 2007, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed. At June 30, 2008, we determined that there were no events or changes in circumstances that indicated that the carrying amount of long-lived tangible assets and definite-lived intangible assets may not be recoverable. We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.
Income Taxes
     Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At June 30, 2008 and December 31, 2007, we have net deferred income tax assets of $14.7 million and $4.4 million, respectively. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
Stock-Based Awards
     We adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments, (SFAS 123R) using the modified prospective transition method. Under this method we recognize compensation expense net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award using a straight-line method.
     We estimate the value of stock-based restricted stock unit awards on the date of grant using the closing share price. We estimate the value of stock-based option awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of stock-based option payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated our forfeiture rate to be 8 percent. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the quarters ended June 30, 2008 and July 2, 2007, stock-based compensation expense was $0.9 million and $0.6 million, respectively, net of tax. For the two quarters ended June 30, 2008 and July 2, 2007, stock-based compensation expense was $1.6 million and $1.1 million, respectively, net of tax. At June 30, 2008, total unrecognized estimated compensation expense related to non-vested stock options was $3.2 million, which is expected to be recognized over a weighted-average period of 1 year. At June 30, 2008, $6.8 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.1 years.
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
Asset Retirement Obligation and Environmental Liabilities
     We establish liabilities for the costs of asset retirement obligations when a legal or contractual obligation exists to dispose of or restore an asset upon its retirement and the timing and cost of such work is reasonably estimable. We record such liabilities only when such timing and costs are reasonably determinable. In addition, we accrue an estimate of the costs of environmental remediation for work at identified sites where an assessment has indicated it is probable that cleanup costs are or will be required and may be reasonably estimated. In making these estimates, we consider information that is currently available, existing technology, enacted laws and regulations, and our estimates of the timing of the required remedial actions, and we discount these estimates at 8 percent. We also are required to estimate the amount of any probable recoveries, including insurance recoveries.
Results of Operations
Quarter and Two Quarters Ended June 30, 2008 Compared to Quarter and Two Quarters Ended July 2, 2007
     There were 91 days in both of the quarters ended June 30, 2008 and July 2, 2007 and 182 and 183 days in the two quarters ended June 30, 2008 and July 2, 2007, respectively.

     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Two Quarters Ended
	June 30,	July 2,	June 30,	July 2,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.9	81.8	78.6	81.0

Gross profit	21.1	18.2	21.4	19.0

Operating (income) expenses:
Selling and marketing	4.5	4.6	4.5	4.5
General and administrative	5.1	4.9	4.9	4.8
Amortization of definite-lived intangibles	0.5	0.6	0.6	0.6
Metal reclamation	—	—	(1.1)	—

Total operating expenses	10.1	10.1	8.9	9.9

Operating income	11.0	8.1	12.5	9.1
Other income (expense):
Interest expense	(1.9)	(2.1)	(1.5)	(2.5)
Interest income	0.2	0.1	0.1	0.3
Other, net	(0.7)	—	(0.2)	—

Total other expense, net	(2.4)	(2.0)	(1.6)	(2.2)

Income before income taxes	8.6	6.1	10.9	6.9
Income tax provision	(3.1)	(2.3)	(4.0)	(2.6)

Net income	5.5%	3.8%	6.9%	4.3%

     The Company has two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes into sub-assemblies and other complete electronic devices. PCB Manufacturing customers are either EMS or OEM companies, while Backplane Assembly customers are usually OEMs. Our Backplane Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB Manufacturing segment is composed of eight domestic PCB fabrication plants, and a facility which provides follow on value-added services primarily for one of the PCB Manufacturing plants. The following table compares net sales by reportable segment for the quarters and two quarters ended June 30, 2008, and July 2, 2007:

	Quarter Ended		Two Quarters Ended
	June 30,	July 2,	June 30,	July 2,
	2008	2007	2008	2007
	(In thousands)
Net sales:

PCB Manufacturing	$149,596	$138,651	$298,301	$290,802
Backplane Assembly	31,160	32,164	63,730	65,821

Total sales	180,756	170,815	362,031	356,623
Inter-company sales	(7,781)	(8,799)	(14,985)	(17,710)

Total net sales	$172,975	$162,016	$347,046	$338,913

Net Sales
     Net sales increased $11.0 million, or 6.8%, from $162.0 million for the quarter ended July 2, 2007 to $173.0 million for the quarter ended June 30, 2008 due to increased demand from key networking and aerospace/defense customers. The $11.0 million revenue increase reflects increased net sales at our PCB Manufacturing facilities, partially offset by lower net sales in our Backplane Assembly operations. PCB sales volume increased approximately 1% due to the aforementioned increased demand from key networking and aerospace/defense customers. Additionally, prices rose approximately 9% due to a shift in production mix toward more high technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, decreased from 17% of net PCB sales for the quarter ended July 2, 2007 to 13% of net PCB sales for the quarter ended June 30, 2008. The increasingly complex nature of our quick-turn work requires more time to manufacture, thereby extending some of these orders beyond the 10 day delivery window.

     Net sales increased $8.1 million, or 2.4%, from $338.9 million for the two quarters ended July 2, 2007 to $347.0 million for the two quarters ended June 30, 2008 due to increased demand from key networking and aerospace/defense customers, as mentioned above, partially offset by the closure of our Dallas, Oregon facility in April 2007. The Dallas, Oregon facility contributed approximately $11.8 million of revenue to the PCB Manufacturing segment during the two quarters ended 2007. Excluding revenue derived from our Dallas, Oregon facility, the $19.9 million revenue improvement reflects increased net sales at our other PCB Manufacturing facilities, partially offset by lower net sales in our Backplane Assembly operations. PCB sales volume declined approximately 9% for the two quarters ended June 30, 2008 as compared to the two quarters ended July 2, 2007, due to the closure of our Dallas facility, however prices rose approximately 14% due to a shift in production mix toward more high technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, decreased from 16% of net PCB sales for the two quarters ended July 2, 2007 to 12% of net PCB sales for the two quarters ended June 30, 2008. The increasingly complex nature of our quick-turn work requires more time to manufacture, thereby extending some of these orders beyond the 10 day delivery window.
Cost of Goods Sold
     Cost of goods sold increased $3.9 million, or 2.9%, from $132.5 million for the quarter ended July 2, 2007 to $136.4 million for the quarter ended June 30, 2008. Cost of goods sold increased mainly due to higher PCB production. As a percentage of net sales, cost of goods sold decreased from 81.8% for the quarter ended July 2, 2007 to 78.9% for the quarter ended June 30, 2008, primarily due to more units produced to share fixed costs, improved yields, and higher pricing.
     Cost of goods sold decreased $1.7 million, or 0.6%, from $274.6 million for the two quarters ended July 2, 2007 to $272.9 million for the two quarters ended June 30, 2008. Cost of goods sold decreased mainly due to lower PCB production following the closure of the Dallas, Oregon facility in 2007, as well as lower cost content in our Backplane Assembly products. As a percentage of net sales, cost of goods sold decreased from 81.0% for the two quarters ended July 2, 2007 to 78.6% for the two quarters ended June 30, 2008, primarily due to more units produced to share fixed costs, improved yields, higher pricing, as mentioned above, and lower cost content in our Backplane Assembly products.
Gross Profit
     As a result of the foregoing, gross profit increased $7.1 million, or 24.1%, from $29.5 million for the quarter ended July 2, 2007 to $36.6 million for the quarter ended June 30, 2008 with gross margin increasing from 18.2% for the quarter ended July 2, 2007 to 21.1% for the quarter ended June 30, 2008. Additionally, gross profit increased $9.9 million, or 15.4%, from $64.3 million for the two quarters ended July 2, 2007 to $74.2 million for the two quarters ended June 30, 2008 with gross margin increasing from 19.0% for the two quarters ended July 2, 2007 to 21.4% for the two quarters ended June 30, 2008. The increase in our gross margin for the quarter and two quarters ended June 30, 2008 was due to more units produced to share fixed costs, improved yields, and higher pricing as well as lower cost content in our Backplane Assembly products.
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
Selling and Marketing Expenses
     Selling and marketing expenses increased $0.2 million, or 2.6%, from $7.6 million for the quarter ended July 2, 2007 to $7.8 million for the quarter ended June 30, 2008. Additionally, selling and marketing expenses increased $0.4 million, or 2.6%, from $15.1 million for the two quarters ended July 2, 2007 to $15.5 million for the two quarters ended June 30, 2008. The increase for the quarter and two quarters ended June 30, 2008 is primarily due to increased labor expenses partially offset by lower commission expense due to reduced quick-turn work. As a percentage of net sales, selling and marketing expenses remained consistent at 4.5% for the quarter ended June 30, 2008 compared to 4.6% for the quarter ended July 2, 2007 and 4.5% for the two quarter periods in 2008 and 2007.

General and Administrative Expense
     General and administrative expenses increased $0.9 million from $7.9 million, or 4.9% of net sales, for the quarter ended July 2, 2007 to $8.8 million, or 5.1% of net sales, for the quarter ended June 30, 2008. The increase in expenses resulted primarily from higher incentive bonus expense and stock-based compensation expense for restricted stock and stock option awards.
     General and administrative expenses increased $0.8 million from $16.2 million, or 4.8% of net sales, for the two quarters ended July 2, 2007 to $17.0 million, or 4.9% of net sales, for the two quarters ended June 30, 2008. The increase in expenses resulted primarily from higher incentive bonus expense and stock-based compensation expense for restricted stock and stock option awards, partially offset by lower accounting, consulting, and bad debt expenses. Accounting and consulting fees were higher in 2007 due to the completion of and integration of the PCG acquisition.
Amortization of Definite-lived Intangibles
     Amortization expense related to definite-lived intangibles remained consistent at $1.0 million, or 0.6% and 0.5% of net sales, respectively, for the quarters ended July 2, 2007 and June 30, 2008. Additionally, amortization expense related to definite-lived intangibles decreased $0.2 million from $2.1 million, or 0.6% of net sales, for the quarter and two quarters ended July 2, 2007 to $1.9 million, or 0.6% of net sales, for the two quarters ended June 30, 2008. The decrease in amortization expense for the quarter and two quarter period is primarily due to the gradual decline in strategic customer relationship intangibles related to the PCG acquisition in October 2006.
Metal Reclamation
     During the first quarter of 2008, we recognized $3.7 million of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, we discovered that the vendor had inaccurately compensated us for gold reclamations over the last several years. While pricing reconciliations of this nature occur periodically, we do not expect to recognize a similar amount in future periods.
Other Income (Expense)
     Other expense, net increased $1.0 million from $3.1 million for the quarter ended July 2, 2007 to $4.1 million for the quarter ended June 30, 2008. The net increase consists $1.1 million increase in other, net and a $0.1 million decrease in interest expense. The increase is other, net was primarily driven by the realized loss on the settlement of a derivative of $1.2 million associated with the repayment in full of the Credit Agreement in May, 2008. Interest expense includes debt service interest costs and the amortization of related debt issuance costs. Interest expense decreased $0.1 million as debt service interest expense declined $1.1 million from overall lower outstanding Credit Agreement debt balances and were substantially offset by the increase of debt issuance costs, primarily driven by the full amortization of remaining debt issuance costs associated with our repayment in full of the Credit Agreement.
     Other expense decreased by $1.8 million from $7.5 million for the two quarters ended July 2, 2007 to $5.7 million for the two quarters ended June 30, 2008. The net decreased consists of a $3.4 million decrease in interest expense, offset by a $0.6 million decrease in interest income and a $1.0 million increase in other, net. Similar to the quarter, interest expense for the two quarters includes debt service interest costs and the amortization of related debt issuance costs. Debt service interest and related debt issuance costs for the two quarters ended
June 30, 2008 decreased by $3.1 and $0.3 million, respectively as compared to the two quarters ended July 2, 2007, resulting from overall lower outstanding Credit Agreement debt balances and our repayment in full of the Credit Agreement in May, 2008. This decrease was offset by the decrease in interest income of $0.6 million resulting from lower balances in cash and cash equivalents and the increase in other, net of $1.0 million related to the realized loss on the settlement of a derivative of $1.2 million during the quarter ended June 30, 2008 also associated with the repayment in full of the credit Agreement.
Income Tax Provision
     The provision for income taxes increased $1.8 million from $3.7 million for the quarter ended July 2, 2007 to $5.5 million for the quarter ended June 30, 2008. Our effective tax rate was 36.7% in the quarter ended June 30, 2008 and 37.7% for the quarter ended July 2, 2007. Additionally, the provision for income taxes increased $5.3 million from $8.7 million for the two quarters ended July 2, 2007 to $14.0 million for the two quarters ended June 30, 2008. Our effective tax rate was 37.0% in the two quarters ended June 30, 2008 and 37.3% for the two quarters ended July 2, 2007. The increase in the provision is due to the increase in pretax income. The decrease in our effective tax rate is due to exercise of stock options. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, utilization of other credits and deductions available to us, and certain non-deductible items.
Liquidity and Capital Resources
     Our principal sources of liquidity have been cash provided by operations, the issuance of Convertible Senior Notes (Convertible Notes), and employee exercises of stock options. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures, and fund working capital requirements. We anticipate that servicing debt, funding working capital requirements, financing capital expenditures, and potential acquisitions will continue to be the principal demands on our cash in the future.
     As of June 30, 2008, we had net working capital of approximately $249.9 million, compared to $98.8 million as of December 31, 2007. The increase in working capital is primarily attributable to the growth in cash balances resulting from the Convertible Notes offering during the current quarter ended June 30, 2008.

     Our 2008 capital expenditure plan is expected to total approximately $23 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities at certain of our facilities.
     The following table provides information on contractual obligations as of June 30, 2008 (in thousands):

Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$7,585	$3,126	$2,652	$664	$1,143
Debt obligations	175,000	—	—	—	175,000
Interest on debt obligations	39,828	5,703	11,375	11,375	11,375
Purchase obligations	582	582	—	—	—

Total contractual obligations	$222,995	$9,411	$14,027	$12,039	$187,518

(1)	FIN 48 unrecognized tax benefits of $0.4 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Environmental liabilities of $0.8 million, not included in the table above, are accrued and recorded as long-term liabilities in the consolidated balance sheet.
     In connection with the 2006 PCG acquisition, the Company is involved in various stages of investigation and cleanup related to environmental remediation at two Connecticut sites and is obligated to investigate a third Connecticut site. The Company currently estimates that it will incur remediation costs of $0.8 million over the next 12 to 84 months related to these matters. In addition, the Company has obligations to the Connecticut Department of Environmental Protection to make certain environmental asset improvements to the waste water treatment systems in two Connecticut plants. These costs are estimated to be $0.5 million and have been considered in our capital expenditures plan for 2008. Lastly, we are required to maintain a compliance management plan through July 2009 under a compliance agreement with the U.S. Environmental Protection Plan, assumed from Tyco.
     Based on our current level of operations, we believe that cash generated from operations, proceeds from the issuance of Convertible Notes and available cash will be adequate to meet our currently anticipated debt service, capital expenditure, and working capital needs for the next 12 months. Our principal liquidity needs for periods beyond the next 12 months are to meet debt service requirements, including interest payments, as well as for other contractual obligations as indicated in our contractual obligations table above and for capital purchases under our annual capital expenditure plan.
     Net cash provided by operating activities was $33.7 million for the two quarters ended June 30, 2008, compared to $42.0 million for the two quarters ended July 2, 2007. Our two quarters ended June 30, 2008 operating cash flow of $33.7 million reflects net income of $23.8 million, $14.8 million of depreciation and amortization, $2.5 million of stock-based compensation, and a decrease in net deferred income tax assets of $3.0 million, offset by a net increase in working capital of $10.4 million.
     Net cash used in investing activities was $9.1 million for the two quarters ended June 30, 2008, compared to cash provided of $3.8 million for the two quarters ended July 2, 2007. For the two quarters ended June 30, 2008, we made purchases of approximately $9.2 million of property, plant, and equipment.
     Net cash provided by financing activities was $74.7 million for the two quarters ended June 30, 2008, compared to a use of cash of $79.9 million for the two quarters ended July 2, 2007. This primarily reflects cash proceeds from the issuance of Convertible Notes of $175.0 million, proceeds from warrants of $26.2 million and exercises of employee stock options of $2.3 million, partially offset by debt repayment of $85.0 million, payment for the convertible note hedge of $38.3 million and debt issuance costs of $5.8 million.
     In May 2008, we issued 3.25% Convertible Notes due May 15, 2015, in a public offering with an aggregate principal amount of $175.0 million. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest will be payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and will rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. We received proceeds of $169.2 million after the deduction of offering expenses of $5.8 million. These offering expenses are being amortized to interest expense over the term of the Convertible Notes.
     At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of June 30, 2008, none of the conversion criteria had been met.
     On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay cash for the lesser of the conversion value or $1,000 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may modified to adjust the number of shares per $1,000 principal amount of the notes.
     The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be approximately 14 million.
     We are not permitted to redeem the notes at any time prior to maturity. In the event of a fundamental change or certain default events, as defined in the prospectus supplement, prior to November 15, 2014, holders may require us to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.
     In connection with the issuance of the Convertible Notes, we entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to our common stock. The convertible note hedge, which cost an aggregate $38.3 million and was recorded, net of tax, as a reduction of additional paid in capital, consists of our option to purchase up to 11.0 million common stock shares at a price of $15.96 per share. This option expires on May 15, 2015 and can only be executed upon the conversion of the above mentioned Convertible Notes. Additionally, we sold warrants for the option to purchase 11.0 million of our common stock at a price of $18.15 per share. The warrants expire on August 17, 2015. The proceeds from the sale of warrants of $26.2 million was recorded as an addition to additional paid in capital. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of our common stock.
     As of June 30, 2008, we had outstanding a $1.0 million standby letter of credit related to the lease of one of our production facilities. The standby letter of credit expires on May 1, 2009.
Impact of Inflation
     We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we generally will be able to pass along component price increases to our customers.
Fair Value of Financial Instruments
     The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Convertible senior notes	$175,000	$187,513	—	—
Long-term debt	—	—	$85,000	$84,150
Interest rate swap derivative	—	—	1,021	1,021
     The carrying amount of the Company’s derivative financial instruments were adjusted to fair value and represent the amount the Company would pay/receive to terminate the derivative taking into account current market quotes and the current creditworthiness of the counterparty. The fair value of long-term debt was estimated based on quoted market prices at year end.
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standard Board (FASB) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of adopting the provisions of FSP ABP 14-1 for our current Convertible Notes.

     In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The adoption of the provisions of FSP 142-3 is not anticipated to materially impact our consolidated financial position and results of operations.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. Our interest income is more sensitive to fluctuation in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on cash and cash equivalents.
     Foreign Currency Exchange Risk. We are subject to risks associated with transactions that are denominated in currencies other than the U.S. dollar, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of the reporting process. Our Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains and losses on transactions denominated in currencies other than the U.S. dollar were not material during the quarter and two quarters ended June 30, 2008 and July 2, 2007. We currently do not utilize any derivative instruments to hedge foreign currency risks.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
     We maintain a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in our reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.
     As of June 30, 2008, our Chief Executive Officer and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures pursuant to Rules 13a-15(e) of the Exchange Act are effective.
Changes in Internal Control over Financial Reporting.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
     Prior to our acquisition of Printed Circuit Group (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of June 30, 2008, approximately $0.5 million remains to be expended in the form of capital improvements to meet the rinse water recycling systems requirements. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.

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
     As of June 30, 2008, we had total indebtedness of approximately $175 million, which represented approximately 33% of our total capitalization.
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
     A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 29% of our net sales for the quarter ended June 30, 2008 and approximately 23% of our net sales for the quarter ended July 2, 2007. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.
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
     Our 10 largest customers accounted for approximately 51% of our net sales for the quarter ended June 30, 2008 and approximately 43% of our net sales for the quarter ended July 2, 2007. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.
     Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 16% of our net accounts receivable as of June 30, 2008 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

We rely on suppliers for the timely delivery of raw materials and components used in manufacturing our printed circuit boards and backplane assemblies, and an increase in industry demand or the presence of a shortage for these raw materials or components may increase the price of these raw materials or components and reduce our gross margins. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.
     To manufacture printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, and other commodity products, which we order from our suppliers. Although we have preferred suppliers for most of these raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. In the case of backplane assemblies, components include connectors, sheet metal, capacitors, resistors and diodes, many of which are custom made and controlled by our customers’ approved vendors. These components for backplane assemblies in some cases have limited or sole sources of supply. From time to time, we may experience increases in raw material or component prices, based on demand trends, which can negatively affect our gross margins. In addition, consolidations and restructuring in our supplier base may result in adverse materials pricing due to reduction in competition among our suppliers. Furthermore, if a raw material or component supplier fails to satisfy our product quality standards, it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis. We have recently experienced an increase in the price we pay for gold. In general, we are able to pass this price increase on to our customers, but we cannot be certain we will continue to be able to do so in the future.
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
     Sales to EMS providers represented approximately 52% of our net sales in the second quarter ended June 30, 2008. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.
If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.
     As of June 30, 2008, our consolidated balance sheet reflected $151 million of goodwill and definite-lived intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.
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
     A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of June 30, 2008, we had approximately $32.7 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.
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
     As of June 30, 2008, we had net deferred tax assets of approximately $14.7 million. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on May 1, 2008. At the Annual Meeting, our stockholders elected two directors to our Board of Directors and approved one other proposal, as more fully described below. At our Annual Meeting, there were present in person or by proxy 39,687,952 votes, representing approximately 93% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:
1.	Election of Directors. The following directors were elected to serve on the Board of Directors for three year terms of office expiring in 2011. Each received the number of votes set forth opposite his name, with no abstentions or broker non-votes:

Director	Votes Cast For	Votes Withheld
Kenton K. Alder	39,607,173	80,779
Richard P. Beck	39,349,262	338,690

				Broker
	For	Against	Abstentions	Non-Votes
2. Ratification of KPMG LLP as Independent Registered Public Accounting Firm for fiscal 2008.	39,521,958	142,761	23,233	—
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

TTM Technologies, Inc.
/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated: August 8, 2008

/s/ Steven W. Richards
Steven W. Richards
Chief Financial Officer and Secretary

Dated: August 8, 2008

Exhibit Index

Exhibit
Number	Exhibits
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.