Form 10-Q
period 2008-09-29
TTM TECHNOLOGIES INC
filed 2008-11-07
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2008

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at October 31, 2008: 42,808,630

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets
As of September 29, 2008 and December 31, 2007

	(Unaudited)
	September 29,	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$115,470	$18,681
Short-term investments	19,522	—
Accounts receivable, net of allowances of $5,177 and $5,704, respectively	115,265	118,581
Inventories	76,964	65,675
Prepaid expenses and other current assets	4,129	3,665
Income taxes receivable	—	2,237
Asset held for sale	5,000	5,000
Deferred income taxes	6,089	6,097

Total current assets	342,439	219,936
Property, plant and equipment, net of accumulated depreciation of $91,297 and $76,135, respectively	121,260	123,647
Debt issuance costs, net	5,479	2,195
Goodwill	131,187	130,126
Definite-lived intangibles, net	19,314	22,128
Deferred income taxes	6,151	—
Deposits and other non current assets	1,250	766

	$627,080	$498,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,055	$53,632
Accrued salaries, wages and benefits	23,987	21,601
Current portion long-term debt	—	40,000
Other accrued expenses	4,448	5,864

Total current liabilities	76,490	121,097

Convertible senior notes	175,000	—
Long-term debt, less current portion	—	45,000
Deferred income taxes	—	1,688
Other long-term liabilities	2,176	2,419

Total long-term liabilities	177,176	49,107

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 42,809 and 42,380 shares issued and outstanding, as of September 29, 2008 and December 31, 2007, respectively	43	42
Additional paid-in capital	182,540	173,365
Retained earnings	187,611	154,337
Accumulated other comprehensive income	3,220	850

Total stockholders’ equity	373,414	328,594

	$627,080	$498,798

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
For the Quarter and Three Quarters Ended September 29, 2008 and October 1, 2007

	Quarter Ended		Three Quarters Ended
	September 29,	October 1,	September 29,	October 1,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Net sales	$169,019	$163,079	$516,065	$501,992
Cost of goods sold	136,873	131,834	409,737	406,480

Gross profit	32,146	31,245	106,328	95,512

Operating (income) expenses:
Selling and marketing	7,552	7,101	23,016	22,212
General and administrative	8,138	7,951	25,168	24,183
Amortization of definite-lived intangibles	951	1,019	2,848	3,090
Metal reclamation	—	—	(3,700)	—

Total operating expenses	16,641	16,071	47,332	49,485

Operating income	15,505	15,174	58,996	46,027

Other income (expense):
Interest expense	(1,556)	(2,628)	(6,679)	(11,094)
Interest income	702	194	1,147	1,227
Other, net	(384)	127	(1,388)	89

Total other expense, net	(1,238)	(2,307)	(6,920)	(9,778)

Income before income taxes	14,267	12,867	52,076	36,249

Income tax provision	(4,809)	(4,666)	(18,802)	(13,399)

Net income	$9,458	$8,201	$33,274	$22,850

Basic earnings per share	$0.22	$0.19	$0.78	$0.54

Diluted earnings per share	$0.22	$0.19	$0.77	$0.54

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
For the Three Quarters Ended September 29, 2008 and October 1, 2007

	Three Quarters Ended
	September 29,	October 1,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$33,274	$22,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	15,897	17,241
Amortization of definite-lived intangible assets	2,936	3,187
Amortization of debt issuance costs	2,466	2,963
Non-cash interest imputed on other long-term liabilities	94	91
Excess income tax benefit from common stock options exercised	(217)	(264)
Deferred income taxes	5,399	2,204
Stock-based compensation	3,861	2,467
Net loss (gain) on sale of property, plant and equipment	147	(180)
Other	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	4,478	10,127
Inventories	(10,761)	873
Prepaid expenses and other	(439)	506
Income taxes receivable	2,237	(662)
Accounts payable	(8,416)	792
Accrued salaries, wages and benefits and other accrued expenses	1,904	(5,254)

Net cash provided by operating activities	52,860	56,937

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(12,182)	(11,345)
Proceeds from sale of property, plant and equipment	136	1,298
Redesignation of cash and cash equivalents to short-term investments	(19,522)	—
Proceeds from redemptions of held-to-maturity short-term investments	—	11,000

Net cash (used in) provided by investing activities	(31,568)	953

Cash flows from financing activities:
Principal payments on long-term debt and capitalized leased obligations	(85,000)	(91,705)
Proceeds from the issuance of convertible senior notes	175,000	—
Proceeds from exercise of common stock options	2,421	1,203
Payment of debt issuance costs	(5,751)	(223)
Proceeds from warrants	26,197	—
Payment of convertible note hedge	(38,257)	—
Excess income tax benefit from common stock options exercised	217	264

Net cash provided by (used in) financing activities	74,827	(90,461)

Effect of foreign currency exchange rates on cash and cash equivalents	670	226

Net increase (decrease) in cash and cash equivalents	96,789	(32,345)
Cash and cash equivalents at beginning of period	18,681	59,660

Cash and cash equivalents at end of period	$115,470	$27,315

Supplemental cash flow information:
Cash paid for interest	$3,169	$7,546
Cash paid for income taxes	10,905	11,597

Supplemental disclosures of non-cash investing and financing activities:

As of September 29, 2008, accrued purchases of equipment totaled $1,964.

The Company recognized an unrealized loss on derivative instruments of $108 and $300 net of tax, for the three quarters ended September 29, 2008 and October 1, 2007, respectively.

Effective January 1, 2007, the Company adopted the provisions of Financial Account Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). As a result of the implementation of FIN 48, we recognized a $338 decrease to our liability for unrecognized tax benefits, and a corresponding increase to our January 1, 2007 accumulated retained earnings beginning balance.

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The third quarters ended September 29, 2008 and October 1, 2007 each contained 91 days. The three quarters ended September 29, 2008 and October 1, 2007 contained 273 and 274 days, respectively.

Certain reclassifications of prior years’ amounts have been made to conform with the current year presentation.

(2)	Short-term Investments

Short-term investments are comprised of an investment in The Reserve Primary Fund (Primary Fund), a money market fund that has suspended redemptions and is being liquidated. In accordance with Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115), we recorded these investments as trading securities and at fair market value on the Company’s consolidated condensed balance sheet. These securities, classified as trading, will be marked to market each reporting period. Additionally, due to the uncertainty associated with the ultimate recovery of the funds invested, mark to market losses may be realized.

At September 29, 2008, the fair value of the Company’s investment in the Primary Fund was $19,522. The cost of this investment was $20,101. In mid-September 2008, the net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holding of debt securities issued by Lehman Brothers Holdings, Inc., which filed bankruptcy on September 15, 2008. Accordingly, the Company recorded a $579 loss, included in other, net in the Company’s consolidated condensed statement of operations, to recognize its pro rata share of the estimated loss in this investment.

The Company has requested redemption of its investment in the Primary Fund. The Company expects distribution to occur as the Primary Fund’s assets mature or are sold. In addition, the Primary Fund has announced that it has applied to participate in the United States Department of Treasury Money Market Fund Guarantee Program (Guarantee Program), participation in which is subject to the approval of the Treasury Department. Even if the Primary Fund is allowed to participate in the Guarantee Program, the effect on the Company’s investment is

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

uncertain. Accordingly, the Company has reclassified its investment from cash and cash equivalent to short-term investments on the Company’s consolidated condensed balance sheet.

Subsequent to September 29, 2008, the Company received partial distribution of its investment in the Primary Fund in the amount of $10,210.

(3)	Inventories

Inventories as of September 29, 2008 and December 31, 2007 consist of the following:

	September 29,	December 31,
	2008	2007
	(In thousands)

Raw materials	$27,137	$23,386
Work-in-process	43,820	35,700
Finished goods	6,007	6,589

	$76,964	$65,675

(4)	Goodwill and Definite-lived Intangibles

As of September 29, 2008 goodwill by operating segment and the components of definite-lived intangibles were as follows:

Goodwill

		Foreign
	December 31,	Currency	September 29,
	2007	Rate Change	2008
	(In thousands)

PCB Manufacturing	$117,018	$—	$117,018
Backplane Assembly	13,108	1,061	14,169

	$130,126	$1,061	$131,187

Goodwill in the Backplane Assembly operating segment includes the activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflects a foreign currency rate change.

Definite-lived Intangibles

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
	(In thousands)				(Years)

September 29, 2008:
Strategic customer relationships	$35,429	$(16,458)	$256	$19,227	12.0
Customer backlog	70	(71)	1	—	0.7
Licensing agreements	350	(263)	—	87	3.0

	$35,849	$(16,792)	$257	$19,314

The definite-lived intangibles related to strategic customer relationships and customer backlog include activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflect a foreign currency rate change.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

Amortization expense was $981 and $1,058 for the quarter ended September 29, 2008 and October 1, 2007, respectively, and $2,936 and $3,187 for the three quarters ended September 29, 2008 and October 1, 2007, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold. Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)

Remaining est. 2008	$980
2009	3,499
2010	3,166
2011	3,019
2012	2,754

$13,418

(5)	Convertible Senior Notes

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

Conversion

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of September 29, 2008, none of the conversion criteria had been met.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

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

Convertible Note Hedge and Warrant Transaction

In connection with the issuance of the Convertible Notes, the Company entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to the Company’s common stock. The convertible note hedge, which cost an aggregate $38,257 and was recorded, net of tax, as a reduction of additional paid-in capital, consists of the Company’s option to purchase up to 10,963 common stock shares at a price of $15.96 per share. This option expires on May 15, 2015 and can only be executed upon the conversion of the above mentioned Convertible Notes. Additionally, the Company sold warrants to purchase 10,963 of the Company’s common stock at a price of $18.15. This warrant transaction expires on August 17, 2015. The proceeds from the sale of warrants of $26,197 was recorded as an addition to additional paid-in capital. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of the Company’s common stock.

(6)	Long-term Debt

The following table summarizes the long-term debt of the Company as of September 29, 2008 and December 31, 2007:

	September 29,	December 31,
	2008	2007
	(In thousands)

Senior secured term loan	$—	$85,000
Less current maturities	—	(40,000)

Long-term debt, less current maturities	$—	$45,000

In May 2008, the Company paid in full all outstanding balances, terminated all letter of credit arrangements and the related interest rate swap associated with the Credit Agreement consisting of a $200,000 senior secured term loan and a $40,000 senior secured revolving loan facility. The Company has no further obligation or commitment related to this Credit Agreement. Upon termination of the interest rate swap, the Company realized a loss on settlement of $1,194 for the three quarters ended September 29, 2008. The loss was recorded as a component of other, net in the accompanying consolidated condensed statements of operations. Additionally, the impact of the interest rate swap to interest expense during the quarter and three quarters ended September 29, 2008 was a charge of $-0- and $331, respectively. For the quarter and three quarters ended October 1, 2007, the Company recognized a benefit of $23 and $66 to interest expense, respectively.

(7)	Income Taxes

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. Upon adoption of FIN 48, the Company recorded a decrease in the liability for unrecognized tax benefits of $338 and an increase to retained earnings of $338 representing the cumulative effect of the change in accounting principle. No change was recorded in the deferred income tax asset accounts. As of September 29, 2008 and December 31, 2007, unrecognized income tax benefits totaled approximately $114 and $373, respectively. The decrease in unrecognized tax benefits, which reduced the effective income tax rate, was due to the lapse of statute of limitations during the third quarter ended September 29, 2008. Of the remaining amount, approximately $114 (net of the federal benefit on state income tax matters) carried in other

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

long-term liabilities represents the amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. The State of California Franchise Tax Board has completed audits of the Company’s income tax returns for the 2000 — 2001 years. The State of Florida Department of Revenue has completed audits of the Company’s income tax returns for the 2003 — 2005 years. As of September 29, 2008, the 2002 — 2007 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions.

(8)	Comprehensive Income

The components of accumulated other comprehensive income generally include foreign currency translation adjustments and realized and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Quarter Ended		Three Quarters Ended
	September 29,	October 1,	September 29,	October 1,
	2008	2007	2008	2007
	(In thousands)

Net income	$9,458	$8,201	$33,274	$22,850
Other comprehensive income:
Foreign currency translation adjustments, net of $108 and $117 of tax for the quarter ended September 29, 2008 and October 1, 2007, respectively, and $1,026 and $335 for the three quarters ended September 29, 2008 and October 1, 2007, respectively	163	194	1,726	559
Unrealized loss on effective cash flow hedges:
Unrealized loss on effective cash flow hedges net of tax benefit of $197 for the quarter ended October 1, 2007, and $64 and $176 for the three quarters ended September 29, 2008 and October 1, 2007, respectively	—	(329)	(108)	(300)
Less: reclassification adjustment for losses realized in net earnings net of tax of $442 for the three quarters ended September 29, 2008	—	—	752	—

Net	—	(329)	644	(300)

Total other comprehensive income (loss), net of tax	163	(135)	2,370	259

Comprehensive income	$9,621	$8,066	$35,644	$23,109

(9)	Fair Value Measures

Effective January 1, 2008, the Company prospectively implemented the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measures, (SFAS 157) for financial assets and financial liabilities reported or disclosed at fair value. As permitted by Financial Accounting Standards Board Staff Position No. FAS 157-2, the Company elected to defer implementation of the provisions of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009, except for non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

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

Level 3 — Significant unobservable inputs.

At September 29, 2008, the following financial asset was measured at fair value on a recurring basis using the type of inputs shown:

	September 29,	Fair Value Measurements Using:
	2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)

Short-term Investments	$19,522	—	—	$19,522

Fair Value Measurement using Significant Unobservable Inputs (Level 3)
(In thousands)

Beginning balance at December 31, 2007	$—
Transfers to level 3	20,101
Changes in fair value included in earnings	(579)

Ending balance at September 29, 2008	$19,522

Losses included in earnings attributable to change in unrealized losses relating to assets still held at September 29, 2008	$(579)

(10)	Commitments and Contingencies

Legal Matters

Prior to the Company’s acquisition of Tyco Printed Circuit Group (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA include the fulfillment of a Compliance Management Plan until at least July 2009. The obligations to Connecticut DEP include the installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of September 29, 2008, one recycling system was complete and placed into operation, and approximately $480 remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.

The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at September 29, 2008 and December 31, 2007.

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

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at two Connecticut sites, and the ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The Company has also investigated a third Connecticut site as a result of the PCG acquisition under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs of approximately $862 and $879 as of September 29, 2008 and December 31, 2007, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none are estimated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation, and monitoring of results achieved. As of September 29, 2008, the Company anticipates paying these costs ratably over the next 12 to 84 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

Standby Letter of Credit

The Company maintains a $1,000 standby letter of credit related to the lease of one of its production facilities. The standby letter of credit expires on May 1, 2009.

(11)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and three quarters ended September 29, 2008 and October 1, 2007:

	Quarter Ended		Three Quarters Ended
	September 29,	October 1,	September 29,	October 1,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net income	$9,458	$8,201	$33,274	$22,850

Weighted average shares issued	42,805	42,260	42,637	42,203
Dilutive effect of options	377	365	362	303

Diluted shares	43,182	42,625	42,999	42,506

Earnings per share:
Basic	$0.22	$0.19	$0.78	$0.54

Dilutive	$0.22	$0.19	$0.77	$0.54

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

Stock options and restricted stock units to purchase 1,532 and 1,661 shares of common stock for the quarter ended September 29, 2008 and October 1, 2007, respectively, and 1,848 and 2,014 shares of common stock for the three quarters ended September 29, 2008 and October 1, 2007, respectively, were not considered in calculating diluted earnings per share because the effect would be anti-dilutive.

Additionally, for the quarter and three quarters ended September 29, 2008, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes and the effect of 21,926 of warrants to purchase shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion or purchase criteria had not been met as of September 29, 2008.

(12)	Stock-Based Compensation

For the quarters ended September 29, 2008 and October 1, 2007, the Company recorded $961 and $638, respectively, of stock-based compensation expense, net of tax. For the three quarters ended September 29, 2008 and October 1, 2007, the Company recorded $2,522 and $1,768, respectively, of stock-based compensation expense, net of tax. Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	September 29,	October 1,	September 29,	October 1,
	2008	2007	2008	2007
	(In thousands)

Cost of goods sold	$388	$258	$1,011	$700
Selling and marketing	116	55	307	153
General and administrative	888	609	2,543	1,614

Stock-based compensation expense recognized	1,392	922	3,861	2,467
Income tax benefit recognized	(431)	(284)	(1,339)	(699)

Total stock-based compensation expense after income taxes	$961	$638	$2,522	$1,768

The Company did not grant any stock option awards during the quarter ended September 29, 2008 and granted 110 stock option awards during the three quarters ended September 29, 2008 with an estimated weighted average fair value per share option of $6.81. No stock options were granted by the Company for the quarter and three quarters ended October 1, 2007. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the three quarters ended September 29, 2008 the following assumptions were used in determining the fair value:

Risk-free interest rate	2.9%
Dividend yield	—%
Expected volatility	69%
Expected term in months	66

The Company determines the expected term of its stock option awards separately for employees and directors based on a periodic review of its historical stock option exercise experience. This calculation excludes pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 29, 2008, $2,751 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.9 year.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

Additionally, the Company also granted 2 and 1 restricted stock units for the quarters ended September 29, 2008 and October 1, 2007, respectively, and 504 and 500 for the three quarters ended September 29, 2008 and October 1, 2007, respectively. The units granted were estimated to have a weighted-average fair value per unit of $11.25 and $10.62 for the quarters ended September 29, 2008 and October 1, 2007, respectively, and $11.46 and $10.70 for the three quarters ended September 29, 2008 and October 1, 2007, respectively. The fair value for restricted stock units granted during the period is based on the closing share price on the date of grant. As of September 29, 2008, $6,078 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1 year.

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

As of September 29, 2008 and December 31, 2007, the Company’s 10 largest customers in the aggregate accounted for 53% and 49%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

	Quarter Ended		Three Quarters Ended
	September 29,	October 1,	September 29,	October 1,
	2008	2007	2008	2007
		(In thousands)

Net Sales:
PCB Manufacturing	$148,003	$140,514	$446,304	$431,316
Backplane Assembly	29,254	30,679	92,984	96,500

Total sales	177,257	171,193	539,288	527,816
Inter-company sales	(8,238)	(8,114)	(23,223)	(25,824)

Total net sales	$169,019	$163,079	$516,065	$501,992

Operating Segment Income:
PCB Manufacturing	$14,312	$13,899	$54,771	$42,285
Backplane Assembly	2,144	2,294	7,073	6,832

Total operating segment income	16,456	16,193	61,844	49,117
Amortization of intangibles	(951)	(1,019)	(2,848)	(3,090)

Total operating income	15,505	15,174	58,996	46,027
Total other expense	(1,238)	(2,307)	(6,920)	(9,778)

Income before income taxes	$14,267	$12,867	$52,076	$36,249

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

For the quarter and three quarters ended September 29, 2008 one customer accounted for approximately 12% and 13% of net sales, respectively. For the quarter and three quarters ended October 1, 2007 one customer accounted for 10% of net sales. Sales to our 10 largest customers for the quarter ended September 29, 2008 and October 1, 2007 were 51% and 45%, respectively. Sales to our 10 largest customers for the three quarters ended September 29, 2008 and October 1, 2007 were 50% and 44% of net sales, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

(15)	Metal Reclamation

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

We measure customers as those companies that have placed at least two orders in the preceding 12-month period. We had approximately 900 customers as of September 29, 2008 and October 1, 2007. Sales to our 10 largest customers accounted for 51% of our net sales in the third quarter ended September 29, 2008, and 45% of our net sales in the third quarter ended October 1, 2007. Sales to our 10 largest customers for the three quarters ended September 29, 2008 and October 1, 2007 were 50% and 44% of net sales, respectively. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 30% and 25% of our net sales in the quarter ended September 29, 2008 and October 1, 2007, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended		Three Quarters Ended
	September 29,	October 1,	September 29,	October 1,
End Markets(1)	2008	2007	2008	2007

Networking/Communications	39%	40%	41%	42%
Aerospace/Defense	39	32	36	30
Computing/Storage/Peripherals	11	13	11	13
Medical/Industrial/Instrumentation/Other	11	15	12	15

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

For PCBs we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders decreased from approximately 13% of net PCB sales for the quarter ended October 1, 2007 to 11% of net PCB sales for the quarter ended September 29, 2008, partially due to the increasingly complex nature of our quick-turn work, which requires more time to manufacture, thereby extending some of these orders beyond the 10 day delivery window. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. During the fourth quarter 2007, we performed an impairment assessment of our goodwill, which requires the use of a fair-value based analysis and determined that no impairment existed. At September 29, 2008, there were no indications that the carrying amount of long-lived tangible assets, definite-lived intangible assets and goodwill may not be recoverable. If future market conditions continue to deteriorate, such events and circumstances may necessitate our review of the recoverability of long-lived assets.

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

Income Taxes

Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At September 29, 2008 and December 31, 2007, we had net deferred income tax assets of $12.2 million and $4.4 million, respectively. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

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

We estimate the value of stock-based restricted stock unit awards on the date of grant using the closing share price. We estimate the value of stock-based option awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of stock-based option payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated our forfeiture rate to be 8 percent. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the quarters ended September 29, 2008 and October 1, 2007, stock-based compensation expense was $1.0 million and $0.6 million, respectively, net of tax. For the three quarters ended September 29, 2008 and October 1, 2007, stock-based compensation expense was $2.5 million and $1.8 million, respectively, net of tax. At September 29, 2008, total unrecognized estimated compensation expense related to non-vested stock options was $2.8 million, which is expected to be recognized over a weighted-average period of 0.9 year. At September 29, 2008, $6.1 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1 year.

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

Results of Operations

Quarter and Three Quarters Ended September 29, 2008 Compared to Quarter and Three Quarters Ended October 1, 2007

There were 91 days in both of the quarters ended September 29, 2008 and October 1, 2007 and 273 and 274 days in the three quarters ended September 29, 2008 and October 1, 2007, respectively.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Three Quarters Ended
	September 29,	October 1,	September 29,	October 1,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.0	80.8	79.4	81.0

Gross profit	19.0	19.2	20.6	19.0

Operating (income) expenses:
Selling and marketing	4.5	4.4	4.5	4.4
General and administrative	4.8	4.9	4.9	4.8
Amortization of definite-lived intangibles	0.5	0.6	0.5	0.6
Metal reclamation	—	—	(0.7)	—

Total operating expenses	9.8	9.9	9.2	9.8

Operating income	9.2	9.3	11.4	9.2
Other income (expense):
Interest expense	(0.9)	(1.6)	(1.3)	(2.2)
Interest income	0.4	0.1	0.2	0.3
Other, net	(0.2)	0.1	(0.2)	—

Total other expense, net	(0.7)	(1.4)	(1.3)	(1.9)

Income before income taxes	8.5	7.9	10.1	7.3
Income tax provision	(2.9)	(2.9)	(3.7)	(2.7)

Net income	5.6%	5.0%	6.4%	4.6%

The Company has two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes into sub-assemblies and other complete electronic devices. PCB Manufacturing customers are either EMS or OEM companies, while Backplane Assembly customers are usually OEMs. Our Backplane Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB Manufacturing segment is composed of eight domestic PCB fabrication plants, and a facility which provides follow on value-added services primarily for one of the PCB Manufacturing plants. The following table compares net sales by reportable segment for the quarters and three quarters ended September 29, 2008, and October 1, 2007:

	Quarter Ended		Three Quarters Ended
	September 29,	October 1,	September 29,	October 1,
	2008	2007	2008	2007
		(In thousands)

Net sales:
PCB Manufacturing	$148,003	$140,514	$446,304	$431,316
Backplane Assembly	29,254	30,679	92,984	96,500

Total sales	177,257	171,193	539,288	527,816
Inter-company sales	(8,238)	(8,114)	(23,223)	(25,824)

Total net sales	$169,019	$163,079	$516,065	$501,992

Net Sales

Net sales increased $5.9 million, or 3.6%, from $163.1 million for the quarter ended October 1, 2007 to $169.0 million for the quarter ended September 29, 2008 due to increased demand from aerospace/defense customers. PCB sales volume decreased approximately 9%, however, prices rose approximately 11% due to a shift in production mix toward more high technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, decreased from 13% of net PCB sales for the quarter ended October 1, 2007 to 11% of net PCB sales for the quarter ended September 29, 2008. The increasingly complex nature of our quick-turn work requires more time to manufacture, thereby extending some of these orders beyond the 10-day delivery window.

Net sales increased $14.1 million, or 2.8%, from $502.0 million for the three quarters ended October 1, 2007 to $516.1 million for the three quarters ended September 29, 2008 due to increased demand from aerospace/defense customers, partially offset by the closure of our Dallas, Oregon facility in April 2007. The Dallas, Oregon facility contributed approximately $11.8 million of revenue to the PCB Manufacturing segment during the three quarters ended 2007. Excluding revenue derived from our Dallas, Oregon facility, the $25.9 million revenue improvement reflects increased net sales at our other PCB Manufacturing facilities, partially offset by lower net sales in our Backplane Assembly operations. PCB sales volume declined approximately 9% for the three quarters ended September 29, 2008 as compared to the three quarters ended October 1, 2007. Prices rose approximately 13% due to a shift in production mix toward more high technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, decreased from 15% of net PCB sales for the three quarters ended October 1, 2007 to 12% of net PCB sales for the three quarters ended September 29, 2008. The increasingly complex nature of our quick-turn work requires more time to manufacture, thereby extending some of these orders beyond the 10-day delivery window.

Cost of Goods Sold

Cost of goods sold increased $5.1 million, or 3.9%, from $131.8 million for the quarter ended October 1, 2007 to $136.9 million for the quarter ended September 29, 2008. Cost of goods sold increased mainly due to increased sales. As a percentage of net sales, cost of goods sold increased from 80.8% for the quarter ended October 1, 2007 to 81.0% for the quarter ended September 29, 2008, primarily due to higher repair and maintenance expenses.

Cost of goods sold increased $3.2 million, or 0.8%, from $406.5 million for the three quarters ended October 1, 2007 to $409.7 million for the three quarters ended September 29, 2008. Cost of goods sold increased for the three quarters ended September 29, 2008 mainly due to increased sales. For the three quarters ended September 29, 2008 cost of goods sold, as a percentage of sales, decreased to 79.4% from 81.0% for the three quarters ended October 1, 2007, primarily due to higher pricing.

Gross Profit

As a result of the foregoing, gross profit increased $0.9 million, or 2.9%, from $31.2 million for the quarter ended October 1, 2007 to $32.1 million for the quarter ended September 29, 2008 with gross margin decreasing from 19.2% for the quarter ended October 1, 2007 to 19.0% for the quarter ended September 29, 2008. Gross margin decreased slightly as a result of higher repair and maintenance expenses in the quarter ended September 29, 2008.

Additionally, gross profit increased $10.8 million, or 11.3%, from $95.5 million for the three quarters ended October 1, 2007 to $106.3 million for the three quarters ended September 29, 2008 with gross margin increasing from 19.0% for the three quarters ended October 1, 2007 to 20.6% for the three quarters ended September 29, 2008. The change in our gross margin for the three quarters ended September 29, 2008 was primarily due to a shift in production mix toward more high technology production and higher pricing.

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

Selling and Marketing Expenses

Selling and marketing expenses increased $0.5 million, or 7.0%, from $7.1 million for the quarter ended October 1, 2007 to $7.6 million for the quarter ended September 29, 2008. Additionally, selling and marketing expenses increased $0.8 million, or 3.6%, from $22.2 million for the three quarters ended October 1, 2007 to $23.0 million for the three quarters ended September 29, 2008. The increase for the quarter and three quarters ended September 29, 2008 is primarily due to increased labor expenses and higher commission expense for increased sales. As a percentage of net sales, selling and marketing expenses remained consistent at 4.5% for the quarter and three quarters ended September 29, 2008 compared to 4.4% for the quarter and three quarters ended October 1, 2007.

General and Administrative Expense

General and administrative expenses increased $0.1 million from $8.0 million, or 4.9% of net sales, for the quarter ended October 1, 2007 to $8.1 million, or 4.8% of net sales, for the quarter ended September 29, 2008. The increase in expenses resulted primarily from higher incentive bonus expense and stock-based compensation expense for restricted stock and stock option awards, offset by lower accounting costs.

General and administrative expenses increased $1.0 million from $24.2 million, or 4.8% of net sales, for the three quarters ended October 1, 2007 to $25.2 million, or 4.9% of net sales, for the three quarters ended September 29, 2008. The increase in expenses resulted primarily from higher incentive bonus expense and stock-based compensation expense for restricted stock and stock option awards, partially offset by lower accounting, consulting, and bad debt expenses.

Amortization of Definite-lived Intangibles

Amortization expense related to definite-lived intangibles remained consistent at $1.0 million, for both quarters ended October 1, 2007 and September 29, 2008. Additionally, amortization expense related to definite-lived intangibles decreased $0.3 million from $3.1 million for the three quarters ended October 1, 2007 to $2.8 million for the three quarters ended September 29, 2008. The decrease in amortization expense for the quarter and three quarter period is primarily due to the gradual decline in strategic customer relationship intangibles related to the PCG acquisition in October 2006.

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

Other Income (Expense)

Other expense, net decreased $1.1 million from $2.3 million for the quarter ended October 1, 2007 to $1.2 million for the quarter ended September 29, 2008. The net decrease in expense consists of a $1.1 million decrease in interest expense, offset by an increase of $0.5 million in interest income and higher expense in other, net of $0.5. Interest expense includes debt service interest costs and the amortization of related debt issuance costs. Debt service interest and related debt issuance costs for the quarter ended September 29, 2008 decreased by $0.8 and $0.3 million, respectively, as a result of overall lower interest rates on outstanding Convertible Notes for the quarter ended September 29, 2008 as compared to the interest rates related to the Credit Agreement for the quarter ended October 1, 2007 and by the decrease of debt issuance costs, primarily driven by a longer amortization period related to the Convertible Notes. Interest income increased as a result of higher cash and cash equivalent balances earning interest for the quarter ended September 29, 2008 as compared to the quarter ended October 1, 2007. Other, net expense consists primarily of a $0.6 million estimated loss on a money market fund that suspended redemptions and is being liquidated.

Other expense decreased by $2.9 million from $9.8 million for the three quarters ended October 1, 2007 to $6.9 million for the three quarters ended September 29, 2008. The net decrease consists of a $4.4 million decrease in interest expense, offset by a $1.5 million increase in other, net. Interest expense for the three quarters includes debt service interest costs and the amortization of related debt issuance costs. Debt service interest and related debt issuance costs for the three quarters ended September 29, 2008 decreased by $3.9 and $0.5 million, respectively as compared to the three quarters ended October 1, 2007, resulting from a combination of overall lower outstanding Credit Agreement debt balances in 2008, our repayment in full of the Credit Agreement in May 2008 and lower interest rates on outstanding Convertible Notes issued in May 2008. This decrease was offset by the increase in other, net expense of $1.5 million primarily related to the realized loss on the settlement of a derivative of $1.2 million during the quarter ended June 30, 2008 associated with the repayment in full of the credit Agreement and the $0.6 million estimated loss on a money market fund that suspended redemptions and is being liquidated.

Income Tax Provision

The provision for income taxes increased $0.1 million from $4.7 million for the quarter ended October 1, 2007 to $4.8 million for the quarter ended September 29, 2008. Our effective tax rate was 33.7% in the quarter ended September 29, 2008 and 36.3% for the quarter ended October 1, 2007. Additionally, the provision for income taxes increased $5.4 million from $13.4 million for the three quarters ended October 1, 2007 to $18.8 million for the three quarters ended September 29, 2008. Our effective tax rate was 36.1% in the three quarters ended September 29, 2008 and 37.0% for the three quarters ended October 1, 2007. The increase in the provision is due to the increase in pretax income. The decrease in our effective tax rate is due to additional state tax credits and the decrease in liability for unrecognized tax benefits. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, utilization of other credits and deductions available to us, and certain non-deductible items.

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

As of September 29, 2008, we had net working capital of approximately $265.9 million, compared to $98.8 million as of December 31, 2007. The increase in working capital is primarily attributable to the growth in cash balances resulting from the Convertible Notes offering during the second quarter of 2008.

Our 2008 capital expenditure plan is expected to total approximately $15 million and will fund capital equipment purchases to increase capacity and expand our technological capabilities at certain of our facilities.

The following table provides information on contractual obligations as of September 29, 2008 (in thousands):

Contractual Obligations(1)(2)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating leases	$6,795	$2,983	$2,126	$584	$1,102
Debt obligations	175,000	—	—	—	175,000
Interest on debt obligations	39,828	5,703	11,375	11,375	11,375
Purchase obligations	2,899	2,899	—	—	—

Total contractual obligations	$224,522	$11,585	$13,501	$11,959	$187,477

(1)	FIN 48 unrecognized tax benefits of $0.1 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Environmental liabilities of $0.9 million, not included in the table above, are accrued and recorded as long-term liabilities in the consolidated balance sheet.

In connection with the 2006 PCG acquisition, the Company is involved in various stages of investigation and cleanup related to environmental remediation at two Connecticut sites and is obligated to investigate a third Connecticut site. The Company currently estimates that it will incur remediation costs of $0.9 million over the next 12 to 84 months related to these matters. In addition, the Company has obligations to the Connecticut Department of Environmental Protection to make certain environmental asset improvements to the waste water treatment systems in two Connecticut plants. These costs are estimated to be $0.5 million and have been considered in our capital expenditures plan for 2008. Lastly, we are required to maintain a compliance management plan through July 2009 under a compliance agreement with the U.S. Environmental Protection Agency, that we assumed from Tyco.

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

Net cash provided by operating activities was $52.9 million for the three quarters ended September 29, 2008, compared to $56.9 million for the three quarters ended October 1, 2007. Our operating cash flow of $52.9 million for the three quarters ended September 29, 2008 reflects net income of $33.3 million, $21.3 million of depreciation and amortization, $3.9 million of stock-based compensation, and a decrease in net deferred income tax assets of $5.4 million, offset by a net increase in working capital of $11.0 million.

Net cash used in investing activities was $31.6 million for the three quarters ended September 29, 2008, compared to cash provided of $1.0 million for the three quarters ended October 1, 2007. For the three quarters ended September 29, 2008, we made purchases of approximately $12.2 million of property, plant, and equipment and redesignated $19.5 million from cash and cash equivalents to short-term investments.

At September 29, 2008, the fair value of our investment in The Reserve Primary Fund (Primary Fund), a money market fund that has suspended redemptions and is being liquidated, was $19.5 million. We have requested redemption of our investment in the Primary Fund and expect distribution to occur as the Primary Fund’s assets mature or are sold. On October 31, 2008, we received a partial distribution of $10.2 million. While we expect to receive substantially all of our current holdings in the Primary Fund, we cannot predict when the remaining amount will be received.

Net cash provided by financing activities was $74.8 million for the three quarters ended September 29, 2008, compared to a use of cash of $90.5 million for the three quarters ended October 1, 2007. This primarily reflects cash proceeds from the issuance of Convertible Notes of $175.0 million, proceeds from warrants of $26.2 million and exercises of employee stock options of $2.4 million, partially offset by debt repayment of $85.0 million, payment for the convertible note hedge of $38.3 million and debt issuance costs of $5.8 million.

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

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of September 29, 2008, none of the conversion criteria had been met.

On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay cash for the lesser of the conversion value or $1,000 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate maybe modified to adjust the number of shares per $1,000 principal amount of the notes.

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

In connection with the issuance of the Convertible Notes, we entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to our common stock. The convertible note hedge, which cost an aggregate $38.3 million and was recorded, net of tax, as a reduction of additional paid-in capital, consists of our option to purchase up to 11.0 million common stock shares at a price of $15.96 per share. This option expires on May 15, 2015 and can only be executed upon the conversion of the above mentioned Convertible Notes. Additionally, we sold warrants for the option to purchase 11.0 million of our common stock at a price of $18.15 per share. The warrants expire on August 17, 2015. The proceeds from the sale of warrants of $26.2 million was recorded as an addition to additional paid-in capital. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of our common stock.

As of September 29, 2008, we had outstanding a $1.0 million standby letter of credit related to the lease of one of our production facilities. The standby letter of credit expires on May 1, 2009.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we generally will be able to pass along component price increases to our customers.

Fair Value of Financial Instruments

The carrying amount and estimated fair value of our financial instruments at September 29, 2008 and December 31, 2007 were as follows:

	September 29, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Short-term investments	$19,522	$19,522	—	—
Convertible senior notes	175,000	150,133	—	—
Long-term debt	—	—	$85,000	$84,150
Interest rate swap derivative	—	—	1,021	1,021

The carrying amount of the our derivative financial instruments were adjusted to fair value and represent the amount we would pay/receive to terminate the derivative taking into account current market quotes and the current creditworthiness of the counterparty. The fair value of the convertible senior notes and the long-term debt was estimated based on quoted market prices at the end of the reporting period.

Recent Accounting Pronouncements

In September 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement

No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 16 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amend FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; amend FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee and further clarify the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. FSP 133-1 and FIN 45-4 shall be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The adoption of the provisions of FSP 133-1 and FIN 45-4 is not anticipated to materially impact our consolidated financial position and results of operations.

In June 2008, the Emerging Issue Task Force issued EITF No. 08-3, Accounting by Lessees for Maintenance Deposits (EITF 08-3). EITF 08-3 clarifies how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease and it’s accounting for maintenance deposits paid under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of adopting the provisions of EITF 08-3 on our lease arrangements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of adopting the provisions of FSP ABP 14-1 for our current Convertible Notes.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The adoption of the provisions of FSP 142-3 is not anticipated to materially impact our consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133, (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s financial position, financial performance, and cash flow. SFAS 161 applies to derivative instruments within the scope of Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosure and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implication of the statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (SFAS 141(R)). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We expect the impact of adopting SFAS 141(R) will depend on future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (SFAS 160). SFAS 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact our consolidated financial position and results of operations.

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

Interest Rate Risk.  Our interest income is more sensitive to fluctuation in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on cash and cash equivalents. Our outstanding debt bears a fixed interest rate and therefore is not subject to the effects of interest rate fluctuation.

Foreign Currency Exchange Risk.  We are subject to risks associated with transactions that are denominated in currencies other than the U.S. dollar, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of the reporting process. Our Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains and losses on transactions denominated in currencies other than the U.S. dollar were not material during the quarter and three quarters ended September 29, 2008 and October 1, 2007. We currently do not utilize any derivative instruments to hedge foreign currency risks.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in our reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, (SEC). These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Our Chief Executive Officer, (CEO), and Chief Financial Officer, (CFO), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 29, 2008, pursuant to Rules 13a-15 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 29, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Prior to our acquisition of Printed Circuit Group (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut, facilities. As of September 29, 2008, one recycling system was completed and placed into operation, and approximately $0.5 million remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.

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

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and would be negatively affected by contraction in the U.S. economy or in the worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. The current credit crisis and related turmoil in the financial system has negatively impacted the global economy and could result in a significant downturn in the electronics industry. A lasting economic recession, excess manufacturing capacity, or a decline in the electronics industry could negatively affect our business, results of operations, and financial condition. A decline in our sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.

The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and financial condition. For example, we are currently unable to access cash invested in our Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated. We had invested approximately $20.1 million in this fund, which had a fair value of $19.5 million at September 29, 2008. Despite making redemption requests for the entire amount of our investment, we have only received a partial distribution of $10.2 million as of October 31, 2008. While we expect to receive substantially all of our current holdings in this fund, we cannot predict when this will occur or the amount we will ultimately receive.

In addition to the impact that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, continuation of the credit crisis could adversely impact overall demand in the electronics industry, which could have a negative effect on our revenues and profitability. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions or our ability to pursue acquisitions.

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

As of September 29, 2008, we had total indebtedness of approximately $175 million, which represented approximately 32% of our total capitalization.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 30% of our net sales for the quarter ended September 29, 2008 and approximately 25% of our net sales for the quarter ended October 1, 2007. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

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

We are also required to obtain permits from governmental authorities for certain operations, including waste water discharge. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. Any material violations of environmental laws or environmental permits by us could subject us to fines, penalties, and other sanctions, including the revocation of our effluent discharge permits, which could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations, and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

Prior to our acquisition of the PCG business, PCG made legal commitments to the U.S. Environmental Protection Agency and to the State of Connecticut regarding settlement of enforcement actions related to the PCG operations in Connecticut. The obligations include fulfillment of a Compliance Management Plan through at least July 2009 and installation of two rinse water recycling systems at the Stafford, Connecticut facilities. (One was completed as of September 29, 2008.) Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in defense and other federal contracts, which would materially harm our business, results of operations, and financial condition.

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

We are increasingly required to certify compliance to various material content restrictions in our products based on laws of various jurisdictions or territories such as the Restriction of Hazardous Substances (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directives in the European Union and China’s RoHS legislation. New York City has adopted identical restrictions and many U.S. states are considering similar rules and legislation. In addition, we must also certify as to the non-applicability to the EU’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.

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

Our 10 largest customers accounted for approximately 51% of our net sales for the quarter ended September 29, 2008 and approximately 45% of our net sales for the quarter ended October 1, 2007. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 15% of our net accounts receivable as of September 29, 2008 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

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

Sales to EMS providers represented approximately 50% of our net sales in the third quarter ended September 29, 2008. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of printed circuit boards and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of September 29, 2008, our consolidated balance sheet reflected $150.5 million of goodwill and definite-lived intangible assets. We evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of September 29, 2008, we had approximately $33.9 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.

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

As of September 29, 2008, we had net deferred tax assets of approximately $12.2 million. Based on our forecast for future earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

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

TTM Technologies, Inc.

/s/  Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer

Dated: November 7, 2008

/s/ Steven W. Richards
Steven W. Richards
Chief Financial Officer and Secretary

Dated: November 7, 2008

Exhibit Index

Exhibit
Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.