Form 10-K
period 2008-12-31
TTM TECHNOLOGIES INC
filed 2009-03-16
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 30, 2008, the last business day of the most recently completed second fiscal quarter), was $565,001,357. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 10, 2009, there were outstanding 42,997,386 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Overview

We are a one-stop provider of time-critical and technologically complex printed circuit boards (PCBs) and backplane assemblies, which serve as the foundation of sophisticated electronic products. We serve high-end commercial and aerospace/defense markets — including the networking/communications infrastructure, high-end computing, defense, and industrial/medical markets — which are characterized by high levels of complexity and moderate production volumes. Our customers include both original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, and aerospace/defense companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market. In 2006, we completed the acquisition of the Tyco Printed Circuit Group business (PCG) from Tyco International Ltd. for a total purchase price of $226.8 million, excluding acquisition costs. We acquired six PCB fabrication facilities and three backplane assembly facilities and during the second quarter of 2007, we ceased production in one PCB fabrication facility in Dallas, Oregon. As of December 31, 2008, we operated a total of 11 facilities, 10 of which are located in the United States and one of which is located in Shanghai, China.

Industry Background

Printed circuit boards are manufactured from sheets of laminated material, called panels. Each panel is typically subdivided into multiple PCBs, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it.

Printed circuit boards serve as the foundation for virtually all electronic products, ranging from consumer products (such as cellular telephones and personal computers) to high-end commercial electronic equipment (such as medical equipment, data communications routers, switches and servers), and aerospace/defense electronic systems. Generally, consumer electronics products utilize commodity-type PCBs with lower layer counts, less complexity and larger production runs. High-end commercial equipment and aerospace/defense products require more customized, multilayer PCBs using advanced technologies. In addition, most high-end commercial and aerospace/defense end markets have low volume requirements that demand a highly flexible manufacturing environment. As production of sophisticated circuit boards becomes more complex, high-end manufacturers must continually invest in advanced production equipment, engineering and process technology, and a skilled workforce. Backplane assemblies also exhibit these characteristics.

According to Prismark Partners LLC, the worldwide market for PCBs was approximately $48 billion in 2008 with the Americas producing 10%, or approximately $5 billion. The market is divided between a few large companies and many small companies. According to Prismark Partners LLC, there were approximately 400 manufacturers in 2008. As a result of the economic downturn in late 2008, many of these companies have experienced reduced capacity utilization at their facilities. We anticipate further consolidation in the domestic PCB industry and believe that we are well positioned to benefit in this environment due to our strong financial position and well-capitalized facilities.

Several trends are impacting the PCB manufacturing and backplane assembly industries. These trends include:

Short electronic product life cycles.  Continual advances in technology have shortened the life cycles of complex commercial electronic products, placing greater pressure on OEMs to quickly bring new products to market. The accelerated time-to-market and ramp-to-volume needs of OEMs for high-end commercial equipment create opportunities for PCB manufacturers that can offer engineering support in the prototype stage and manufacturing scalability throughout the production life cycle.

Increasing complexity of electronic products.  OEMs are continually designing higher performance electronic products, which require technologically complex PCBs that can accommodate higher speeds and component densities. These complex PCBs often require very high layer counts, advanced manufacturing processes and materials, and high-mix production capabilities, which involve processing small lots in a flexible manufacturing environment. OEMs increasingly rely upon larger PCB manufacturers, which possess the financial resources necessary to invest in advanced manufacturing process technologies and sophisticated engineering staff, often to the exclusion of smaller PCB manufacturers that do not possess such technologies or resources.

Increasing competition from Asian manufacturers.  In recent years, many electronics manufacturers have moved their commercial production to Asia to take advantage of its exceptionally large, low-cost labor pool. This is particularly true for consumer electronics producers that utilize commodity-type PCBs with low layer counts and complexity. These less sophisticated PCBs are generally mass produced and have experienced significant pricing pressures from Asian manufacturers. Printed circuit boards requiring complex technologies, advanced manufacturing processes and materials, quick turnaround times, or high-mix production are subject to less competition from low-cost regions. In addition, many of the unique challenges involved in successfully designing and manufacturing highly complex PCBs — and the ongoing capital investment required to maintain state-of-the-art capabilities — have effectively served as barriers to entry in these high-mix and high-complexity segments of the domestic PCB industry.

Decreased reliance on multiple printed circuit board manufacturers by OEMs.  OEMs traditionally have relied on multiple printed circuit board manufacturers to provide different services as an electronic product moves through its life cycle. The transfer of a product among different printed circuit board manufacturers often results in increased costs and inefficiencies due to incompatible technologies and manufacturing processes and production delays. In addition, OEMs find it easier to manage fewer printed circuit board manufacturers. As a result, OEMs are reducing the number of printed circuit board manufacturers and backplane assembly service providers on which they rely, presenting an opportunity for those that can offer one-stop manufacturing capabilities — from prototype to volume production.

Increasing demand for aerospace/defense products.  The aerospace/defense market is characterized by time-consuming and complex certification processes, long product life cycles, and a unique combination of demand for leading-edge technology with extremely high reliability and durability. An increased focus on incorporating leading-edge technology in products for reconnaissance and intelligence combined with continued spending on military communications, aerospace, and weapons systems applications are anticipated to drive steady end market growth. Success in the aerospace/defense market is generally achieved only after manufacturers demonstrate the long-term ability to pass extensive OEM and government certification processes, numerous product inspections, audits for quality and performance, and extensive administrative requirements associated with participation in government programs. Export controls represent a barrier to entry for international competition as they restrict the overseas export of defense-related materials, services, and sensitive technologies that are associated with government programs. In addition, the complexity of the end products serves as a barrier to entry to potential new suppliers.

End market demand for backplane assembly and sub-system products has increased in emerging and developing countries which is changing the historical locations where these products are manufactured and sold.  OEM customers continue to increase their reliance on outsourcing their backplane and sub-system requirements as they streamline their own supply chains. OEMs increasingly are migrating to EMS companies that provide the vertical integration model that allows OEMs to reduce further the number of supply chain participants. This is quickly becoming the trend world-wide as the larger EMS companies have global footprints that allow them to provide local support wherever required. Some EMS companies provide their own internal backplane and sub-system capabilities and others rely on support from the historical suppliers of these products. Because of the logistical challenges associated with larger backplanes and sub-systems, manufacturing is migrating to low cost regions throughout the world, such as Mexico, China and several Eastern European countries. In addition, manufacturing and assembly of these products continues to transition to Asia not only for lower costs, but also to support a growing base of new business in the region. This has begun to affect even high-end systems that in the past have been primarily delivered to North American and European customers. New product introduction continues in North America with requirements for local support, small lot and quick turn requirements.

The TTM Solution

We manufacture PCBs and backplane assemblies that satisfy all stages of an electronic product’s life cycle — from prototype to volume production. Key aspects of our solution include:

•	One-stop manufacturing solution. We offer a one-stop manufacturing solution to our customers through our specialized and integrated facilities, some of which focus on different stages of an electronic product’s life cycle. This one-stop solution allows us to provide a broad array of services and technologies to meet the rapidly evolving needs of our customers.

•	Quick-turn services. We deliver highly complex PCBs to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products quickly and reduce their time to market. In addition, our quick-turn services provide us with an opportunity to cross-sell our other services, including high-mix and volume production in our targeted end markets.

•	Strong process and technology expertise. We deliver time-critical and highly complex manufacturing services through our advanced manufacturing processes and material and technology expertise. We regularly manufacture PCBs with layer counts in excess of 30 layers.

•	Aerospace/defense capabilities. We provide a comprehensive product offering in the aerospace/defense market and provide customers with comprehensive PCB fabrication capabilities, exotic material expertise and technological experience.

•	Complementary backplane assembly. We provide backplane and sub-system assembly products as a natural extension of our commercial and aerospace/defense PCB offerings. This segment is a full service provider of complex backplane assembly, sub-system assembly, electro-mechanical integration and design services.

Our Manufacturing Services

Quick-turn

We refer to our rapid turnaround services as “quick-turn” because we provide custom-fabricated PCBs to our customers within as little as 24 hours to 10 days. As a result of our ability to rapidly and reliably respond to the critical time requirements of our customers, we generally receive a premium for our quick-turn services as compared to standard lead time prices.

•	Prototype production. In the design, testing, and launch phase of a new electronic product’s life cycle, our customers typically require limited quantities of PCBs in a very short period of time. We satisfy this need by manufacturing prototype PCBs in small quantities, with delivery times ranging from as little as 24 hours to 10 days.

•	Ramp-to-volume production. After a product has successfully completed the prototype phase, our customers introduce the product to the market and require larger quantities of PCBs in a short period of time. This transition stage between low-volume prototype production and volume production is known as ramp-to-volume. Our ramp-to-volume services typically include manufacturing up to a few hundred PCBs per order with delivery times ranging from 5 to 15 days.

For the years ended December 31, 2008 and 2007, orders with delivery requirements of 10 days or less represented approximately 12% and 15% of our PCB revenue, respectively. Quick-turn orders decreased as a percentage of our PCB revenue in 2008 due to higher demand for our standard lead-time and high technology production services.

Standard delivery

Our standard delivery time services focus on the high-mix and complex technology requirements of our customers, with delivery times typically ranging from four to six weeks. Our high technology expertise is evidenced by our ability to regularly produce complex printed circuit boards with more than 30 layers in commercial volumes. In 2008, the average layer count of our PCBs increased to 13.9 from 13.6 in 2007 due to increasing levels of high technology aerospace/defense and high density interconnect printed circuit board products which are not necessarily characterized by higher layer counts. In addition, many of our lower layer count PCBs are complex as a result of the incorporation of other technologically advanced features, including high performance materials, blind and buried vias, sequential lamination and extremely fine geometries and tolerances. Although we provide standard delivery time services to all customers, including large OEMs, we do not target our standard delivery time services to high-volume, consumer electronics applications such as cellular telephones, personal computers, hand-held devices and automotive products.

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

Using our quick-turn capabilities to attract new customers with high growth potential.  Our time-to-market strategy focuses on the rapid introduction and short product life cycle of advanced electronic products. We continue to attract emerging companies to our quick-turn facilities and believe that our ability to rapidly and reliably respond to the critical time requirements of our customers provides us with a significant competitive advantage.

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

Expanding our presence in targeted markets through internal initiatives and selective acquisitions.  We actively target technologies and business opportunities that enhance our competitive position in selected markets. Our 2006 acquisition of PCG exemplifies our ability to successfully expand our business into desirable markets, such as the aerospace/defense market. We intend to pursue high-end commercial and defense customers that demand flexible and advanced manufacturing processes, expertise with high-performance specialty materials, and other high-mix and complex technologies. In addition, we regularly evaluate and pursue internal initiatives aimed at adding new customers and better serving existing customers within our markets.

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

To manufacture printed circuit boards, we generally receive circuit designs directly from our customers in the form of computer data files, which we review to ensure data accuracy and product manufacturability. Processing these computer files with computer aided manufacturing (CAM) technology, we generate images of the circuit patterns that we then physically develop on individual layers, using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuitry, which are separated by electrical insulating material. A multilayer circuit board is produced by laminating together multiple layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by drilling and plating through small holes, called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer count printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we employ clean rooms in certain manufacturing processes where tiny particles might otherwise create defects on the circuit patterns. We also use automated optical inspection systems and electrical testing systems to ensure consistent quality of the circuits we produce.

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce printed circuit boards with the following characteristics:

•	High layer count. Manufacturing printed circuit boards with a large number of layers is difficult to accomplish due to the accumulation of manufacturing tolerances and registration systems required. We regularly manufacture printed circuit boards with more than 30 layers on a quick-turn and volume basis. Approximately 59% of our 2008 PCB revenue involved the manufacture of printed circuit boards with at least 12 layers, compared with 57% in 2007. Printed circuit boards with at least 20 layers represented 27% of PCB revenue in 2008, up from 26% in 2007, due to increasing levels of high technology aerospace/defense and high density interconnect printed circuit board products which are not necessarily characterized by higher layer counts.

•	Blind and buried vias. Vias are drilled holes that provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to an internal layer and terminate at the internal layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias.

•	Embedded passives. Embedded passive technology involves embedding either the capacitive or resistive elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board and thereby leaves more surface area for active components. Use of this technology results in greater design flexibility and products with higher component density and increased functionality.

•	Fine line traces and spaces. Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and the tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on an order. We are able to provide 0.003 inch traces and spaces.

•	High aspect ratios. The aspect ratio is the ratio between the thickness of the printed circuit board and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. We are able to provide aspect ratios of up to 15:1.

•	Thin core processing. A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil laminated on either side. The thickness of inner-layer cores is typically determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from the requirements for thinner printed circuit boards, higher layer counts and various electrical parameters. Core thickness in our printed circuit boards ranges from as little as 0.002 inches up to 0.062 inches.

•	Microvias. Microvias are small vias with diameters generally between 0.001 inches and 0.005 inches after plating. These very small vias consume much less space on the layers they interconnect, thereby providing for greater wiring densities and closer spacing of components and their attachment pads. The fabrication of printed circuit boards with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area.

•	Advanced hole fill process. Our advanced hole fill processes provide designers the opportunity to increase the density of component placements by reducing the surface area required to place many types of components. In traditional design, components are routed from their surface interfaces through via connections in order to access power and ground connections and the internal circuitry used to connect to other discrete components. Our advanced hole fill processes provide methods to allow for vias to be placed inside their respective surface mount pads by filling the vias with a thermoset epoxy and plating flat copper surface mount pads directly over the filled hole.

•	Advanced materials. We manufacture circuit boards using a wide variety of advanced insulating materials. These high-performance materials offer electrical, thermal, and long-term reliability advantages over conventional materials but are more difficult to manufacture. We are certified by Underwriters Laboratories to manufacture printed circuit boards using many types and combinations of these specialty materials. This wide offering allows us to manufacture complex boards for niche and high-end commercial and aerospace/defense markets.

•	Advanced backplane assembly and system integration. We provide specialized assembly services for highly complex and large form-factor backplanes. These services provide additional value for many of the high technology backplane circuit boards produced in our printed circuit board manufacturing facilities. The manufacture of backplane assemblies involves mounting various electronic components to large PCBs. Components include, but are not limited to, connectors, capacitors, resistors, diodes, integrated circuits, hardware and a variety of other parts. We also assemble backplanes and sub-systems and provide full systems integration of backplane assemblies, cabling, power, thermal, and other complex electromechanical parts into chassis and other enclosures. In addition to assembly services, we provide a full range of inspection and testing services such as automated optical inspection (AOI) and X-ray inspection to ensure that all components have been properly placed and electrical circuits are complete.

•	Flexible circuits. We manufacture circuits on flexible substrates that can be installed in three-dimensional applications for electronic packaging systems. Use of flexible circuitry enables improved reliability, improved electrical performance, reduced weight and reduced assembly costs when compared with traditional wire harness or ribbon cable packaging. We can combine these flexible substrates with rigid laminates to create highly reliable, high layer count rigid-flex products.

•	High frequency circuits. We have the ability to produce and test specialized circuits used in radio-frequency or microwave emission and collection applications. These products are typically used for radar, transmit/receive antennas and similar wireless applications. Markets for these products include defense, avionics, satellite, and commercial. The manufacture of these products requires advanced materials, equipment, and methods that are highly specialized and distinct from conventional printed circuit manufacturing techniques. We also offer specialized radio-frequency assembly and test services.

•	Thermal management. Increased component density on circuit boards often requires improved thermal dissipation to reduce operating temperatures. We have the ability to produce printed circuits with electrically passive heat sinks laminated externally on a circuit board or between two circuit boards and/or electrically active thermal cores.

•	Design Engineering Services. We have the ability to offer both mechanical and electrical computer aided design (CAD) services, which allows us to offer our customers complete manufacturing opportunities for PCB, assembly and system level products. We provide design services for both defense and commercial applications. We also offer signal integrity, thermal, and structural analysis services.

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the networking/communications, aerospace/defense, high-end computing and industrial/medical end markets of the electronics industry. We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2008 and 2007, we had approximately 860 and 900 customers, respectively.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2008	2007	2006

Networking/Communications	40%	42%	43%
Aerospace/Defense	37	30	16
Computing/Storage/Peripherals	12	14	29
Medical/Industrial/Instrumentation/Other	11	14	12

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

Sales attributable to our five largest OEM customers, which can vary from year to year, accounted for 29%, 24% and 39% of our net sales in 2008, 2007 and 2006, respectively. This improvement in our customer concentration reflects our acquisition of PCG, which allowed us to diversify our customer base. Our five largest OEM customers in 2008 were, in alphabetical order, Cisco Systems, ITT, Juniper Networks, Northrop Grumman and Raytheon. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 52%, 53% and 65% of our net sales in 2008, 2007 and 2006, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers, which allow us to be awarded additional discretionary orders. Our five largest EMS customers in 2008 were, in alphabetical order, Celestica, Flextronics, Jabil, Plexus and Stellar Microelectronics.

During 2008, 2007 and 2006 net sales by country were as follows:

Country	2008	2007	2006

United States	74%	75%	68%
China	12	9	—
Malaysia	5	6	12
Other	9	10	20

Total	100%	100%	100%

Net sales to other countries, individually, for the years ended December 31, 2008, 2007 and 2006 did not exceed 10% of total net sales.

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

Competition

Despite industry consolidation, the printed circuit board industry is fragmented and characterized by intense competition. Our principal North American PCB competitors include Coretec, DDi, Endicott Interconnect Technologies, Firan Technology Group, ISU/Petasys, Merix, Pioneer Circuits, and Sanmina-SCI. Our principal international PCB competitors include Elec & Eltek, Hitachi, Ibiden, and Multek. Our principal assembly competitors include Amphenol, Sanmina-SCI, Simclair, TT Electronics, and Viasystems.

We believe we compete favorably based on the following competitive factors:

•	status as largest North American PCB fabricator;

•	ability to offer the most comprehensive PCB product offering;

•	ability to offer one-stop manufacturing capabilities;

•	specialized and integrated manufacturing facilities;

•	ability to offer time-to-market capabilities;

•	capability and flexibility to produce technologically complex products;

•	leading edge aerospace/defense capabilities;

•	flexibility to manufacture low volume, high-mix products;

•	consistent high-quality product; and

•	outstanding customer service.

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

Intellectual Property

We believe our business depends on the effectiveness of our fabrication techniques and our ability to continue to improve our manufacturing processes. We have limited patent or trade secret protection for our manufacturing processes. We rely on the collective experience of our employees in the manufacturing process to ensure that we continuously evaluate and adopt the new technologies available in our industry. In addition, we depend on training, recruiting, and retaining our employees, who are required to have sufficient know-how to operate advanced equipment and to conduct complicated manufacturing processes.

Governmental Regulation

Our operations are subject to federal, state, and local regulatory requirements relating to environmental compliance, waste management, and health and safety matters. In particular, we are subject to regulations promulgated by:

•	the U.S. Occupational Safety and Health Administration (OSHA), and state OSHA and Department of Labor laws pertaining to health and safety in the workplace;

•	the U.S. Environmental Protection Agency (U.S. EPA), pertaining to air emissions, wastewater discharges, the use, storage, discharge, and disposal of hazardous chemicals used in the manufacturing processes;

•	the Department of Homeland Security (DHS) regarding the storage of certain chemical interests;

•	corresponding state laws and regulations, including site investigation and remediation;

•	corresponding U.S. county and city agencies; and

•	corresponding agencies in China for our Shanghai facility;

•	the U.S. Departments of Commerce and State regarding export compliance; and

•	material content directives and laws that ban or restrict certain hazardous substances in products sold in member states of the European Union, China, other countries, and New York City.

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

PCG made legal commitments to the U.S. EPA and to the State of Connecticut regarding settlement of enforcement actions against the PCG Stafford, Connecticut facilities. The obligations include fulfillment of a Compliance Management Plan until at least July 2009, and installation of rinse water recycling systems at the Stafford, Connecticut facilities.

Employees

As of December 31, 2008, we had 3,585 employees. None of our U.S. employees are represented by unions and in China, our employees are represented by a labor union on a national level. Of these employees, 3,236 were involved in manufacturing and engineering, 48 worked in sales and marketing, and 301 worked in accounting, systems and other support capacities. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees.

Management

The following table, together with the accompanying text, presents certain information as of February 28, 2009, with respect to each of our executive officers.

Name	Age	Position(s) Held With the Company

Kenton K. Alder	59	Chief Executive Officer, President and Director
Steven W. Richards	44	Executive Vice President, Chief Financial Officer and Secretary
Douglas L. Soder	48	Executive Vice President
Shane S. Whiteside	43	Executive Vice President and Chief Operating Officer

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

Douglas L. Soder has served as our Executive Vice President since November 2006. Prior to joining our company, Mr. Soder held the position of Executive Vice President for Tyco Electronics from January 2001 to November 2006, at which time we acquired the company. During an almost 24-year career at Tyco Electronics, Mr. Soder served in a variety of sales, sales management, and operations management positions at its AMP Incorporated and PCG subsidiaries. From November 1996 to January 2001, Mr. Soder was Vice President of Sales and Marketing for PCG. Mr. Soder holds a Bachelor of Arts degree in Political Science from Dickinson College.

Shane S. Whiteside has served as an Executive Vice President since November 2006 and our Chief Operating Officer since December 2002. From January 2001 to November 2002, Mr. Whiteside was the Vice President of Operations — Santa Ana Division and our Director of Operations — Santa Ana Division from July 1999 to December 2000. From March 1998 to June 1999, Mr. Whiteside was our Director of Operations of Power Circuits. Mr. Whiteside holds a Bachelor of Arts degree in Economics from the University of California at Irvine.

Availability of Reports Filed with the Securities and Exchange Commission

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website at www.ttmtech.com/investors/investors.jsp, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). Copies are also available without charge by (i) telephonic request by calling our Investor Relations Department at (714) 241-0303, (ii) e-mail request to investor@ttmtech.com, or (iii) a written request to TTM Technologies, Inc., Attention: Investor Relations, 2630 South Harbor Blvd., Santa Ana, CA 92704.

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

In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or the other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.

Risks Related to Our Company

We are heavily dependent upon the worldwide electronics industry, which is characterized by significant economic cycles and fluctuations in product demand. A significant downturn in the electronics industry could result in decreased demand for our manufacturing services and could lower our sales and gross margins.

A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively affected by the current contraction in the U.S. economy and in the worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. The current credit crisis and related turmoil in the financial system has negatively impacted the global economy and could result in a significant downturn in the electronics industry. A lasting economic recession, excess manufacturing capacity, or a decline in the electronics industry could negatively affect our business, results of operations, and financial condition. A decline in our sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.

The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and financial condition. For example, we are currently unable to access cash invested in the Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated. We had invested approximately $20.1 million in the Reserve Primary Fund. Despite making redemption requests for the entire amount of our investment, we have only received a partial distribution of $17.2 million as of March 12, 2009, of which $15.9 million was received in the fourth quarter of 2008 and $1.3 million in the first quarter of 2009. The fair value of our remaining investment in the Reserve Primary Fund was $3.7 million at December 31, 2008. We expect to receive substantially all of our current holdings in the Reserve Primary Fund.

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

As of December 31, 2008, we had total indebtedness of approximately $175 million, which represented approximately 36% of our total capitalization.

Our indebtedness could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the use of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 29% and 24% of our net sales for the years ended December 31, 2008 and 2007, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

We compete against manufacturers in Asia, where production costs are lower. These competitors may gain market share in our key market segments, which may have an adverse effect on the pricing of our products.

We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower-cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market. Although we do have a backplane assembly facility in China, we do not have offshore facilities for PCB fabrication in lower-cost locations such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their capacity and capabilities with advanced equipment to produce higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share, which may force us to lower our prices, which would reduce our gross margins.

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

Our operations are regulated under a number of federal, state, local, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Superfund Amendment and Reauthorization Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Federal Motor Carrier Safety Improvement Act as well as analogous state, local, and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous. Because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal and cupric etching solutions, metal stripping solutions, waste acid solutions, waste alkaline cleaners, waste oil, and waste waters that contain heavy metals such as copper, tin, lead, nickel, gold, silver, cyanide, and fluoride; and both filter cake and spent ion exchange resins from equipment used for on-site waste treatment.

Any material violations of environmental laws or failure to maintain required environmental permits could subject us to fines, penalties, and other sanctions, including the revocation of our effluent discharge permits, which could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations, and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

Prior to our acquisition of our PCG business, PCG made legal commitments to the U.S. EPA and to the State of Connecticut regarding settlement of enforcement actions related to the PCG operations in Connecticut. The obligations include fulfillment of a Compliance Management Plan through at least July 2009 and installation of two rinse water recycling systems at the Stafford, Connecticut facilities. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in defense and other federal contracts, which would materially harm our business, results of operations, and financial condition.

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

Our 10 largest customers accounted for approximately 50% and 44% of our net sales for the years ended December 31, 2008 and 2007, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 17% of our net accounts receivable as of December 31, 2008 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

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

The printed circuit board industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal North American PCB competitors include Coretec, DDi, Endicott Interconnect Technologies, Firan Technology Group, ISU/Petasys, Merix, Pioneer Circuits, and Sanmina-SCI. Our principal international PCB competitors include Elec & Eltek, Hitachi, Ibiden, ISU/Petasys and Multek. Our principal assembly competitors include Amphenol, Sanmina-SCI, Simclar, TT Electronics, and Viasystems. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

Our results of operations are often subject to demand fluctuations and seasonality. With a high level of fixed operating costs, even small revenue shortfalls would decrease our gross margins and potentially cause the trading price of our common stock to decline.

Our results of operations fluctuate for a variety of reasons, including:

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

A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, unexpected revenue shortfalls may decrease our gross margins. In addition, we have experienced sales fluctuations due to seasonal patterns in the capital budgeting and purchasing cycles, as well as inventory management practices of our customers and the end markets we serve. In particular, the seasonality of the computer industry and quick-turn ordering patterns affects the overall printed circuit board industry. These seasonal trends have caused fluctuations in our operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock likely would decline.

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

Sales to EMS providers represented approximately 52% and 53% of our net sales for the years ended December 31, 2008 and 2007, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of December 31, 2008, our consolidated balance sheet reflected $32.5 million of goodwill and definite-lived intangible assets. We evaluate whether events and circumstances have occurred, such the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization that may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

Damage to our manufacturing facilities due to fire, natural disaster, or other events could harm our financial results.

We have U.S. manufacturing and assembly facilities in California, Connecticut, Utah, Washington, and Wisconsin. We also have an assembly facility in China. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis.

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

We could be subject to legal proceedings and claims for alleged infringement by us of third-party proprietary rights, such as patents, from time to time in the ordinary course of business. It is possible that the circuit board designs and other specifications supplied to us by our customers might infringe on the patents or other intellectual property rights of third parties, in which case our manufacture of printed circuit boards according to such designs and specifications could expose us to legal proceedings for allegedly aiding and abetting the violation, as well as to potential liability for the infringement. If we do not prevail in any litigation resulting from any such allegations, our business could be harmed.

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

Our operations in the People’s Republic of China (PRC) subject us to risks and uncertainties relating to the laws and regulations of the People’s Republic of China.

Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of the PRC will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention. In addition, some government policies and rules are not timely published or communicated in the local districts, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of December 31, 2008, we had approximately $30.3 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.

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

Our future revenue growth partially depends on new outsourcing opportunities from OEMs. Current and prospective customers continuously evaluate our performance against other providers. They also evaluate the potential benefits of manufacturing their products themselves. To the extent that outsourcing opportunities are not available either due to OEM decisions to produce these products themselves or to use other providers, our financial results and future growth could be adversely affected.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and, in the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries and states with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, as well as other factors. Our tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions, which could affect our operating results.

If our net earnings do not remain at or above recent levels, or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record a valuation allowance against our net deferred tax assets.

As of December 31, 2008, we had net deferred tax assets of approximately $54.7 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our principal manufacturing facilities and administrative offices.

	Leased	Owned	Total
Location(1)	Square Feet	Square Feet	Square Feet

Chippewa Falls, WI	—	280,400	280,400
Dallas, OR(2)	—	127,700	127,700
Hopkins, MN (office)	8,700	—	8,700
Inglewood, CA	65,137	—	65,137
Logan, UT	—	124,104	124,104
Redmond, WA(3)	—	102,200	102,200
San Diego, CA	37,500	—	37,500
Santa Ana, CA	8,287	82,600	90,887
Santa Clara, CA	36,448	36,245	72,693
Shanghai, China	81,000	—	81,000
Stafford, CT	—	100,000	100,000
Stafford Springs, CT	10,000	53,000	63,000
Staffordville, CT	—	56,000	56,000
Union City, CA	116,993	—	116,993

Total	364,065	962,249	1,326,314
Logan, UT (vacant land)		2.5 acres
Stafford, CT (vacant land)		2.5 acres

(1)	All locations pertain to our PCB Manufacturing segment with the exception of Shanghai, China and Union City, California, which pertain to our Backplane Assembly segment.

(2)	We ceased production at the Dallas, Oregon facility during the second quarter 2007. We are in the process of selling the owned property.

(3)	On January 15, 2009, we announced the closure of the Redmond, Washington facility. We intend to cease production by May 2009.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation.

Prior to our acquisition of PCG in October 2006, PCG made legal commitments to the U.S. EPA and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of December 31, 2008, one recycling system was completed and placed into operation, and approximately $0.7 million remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “TTMI” since September 21, 2000. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the Nasdaq Global Select Market for the periods indicated.

	High	Low

2008:
First Quarter	$11.99	$7.83
Second Quarter	$15.76	$11.43
Third Quarter	$14.11	$9.81
Fourth Quarter	$10.11	$3.76
2007:
First Quarter	$12.23	$9.15
Second Quarter	$13.64	$8.93
Third Quarter	$14.24	$9.75
Fourth Quarter	$14.61	$10.90

As of March 10, 2009, there were approximately 309 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on March 10, 2009 was $4.43 per share.

We have not declared or paid any dividends since 2000, and we do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain any future earnings to finance future operations and the expansion of our business.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options, warrants, and rights under our 2006 Equity Incentive Plan as of December 31, 2008.

(c)
Number of Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants,	Options, Warrants,	Reflected in Column
Plan Category	and Rights(1)	and Rights(2)	(a))

Equity Compensation Plans Approved by Stockholders	2,927,759	$12.35	5,619,152
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	2,927,759	$12.35	5,619,152

(1)	Includes 817,980 restricted stock units

(2)	The weighted average exercise prices does not take into account the 817,980 restricted stock units

PERFORMANCE GRAPH

The following graph compares, for the period from December 31, 2003 to December 31, 2008, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the Nasdaq Composite Index; and

•	a peer group consisting of us and two other publicly traded printed circuit board companies that we have selected.

The graph assumes $100 was invested in our common stock on December 31, 2003, and an investment in each of the peer group and the Nasdaq Composite Index, and the reinvestment of all dividends. The companies included in the peer group are Sanmina Corporation (Nasdaq NM: SANM) and Merix Corporation (Nasdaq NM: MERX).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TTM Technologies, Inc., The NASDAQ Composite Index
And A Peer Group

* $100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
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

	Years Ended December 31,
	2008	2007	2006(1)(2)	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$680,981	$669,458	$369,316	$240,209	$240,650
Cost of goods sold	543,977	539,289	276,168	186,453	172,103

Gross profit	137,004	130,169	93,148	53,756	68,547

Operating expenses:
Selling and marketing	30,436	29,835	16,473	11,977	12,032
General and administrative	33,003	32,628	19,656	14,135	13,223
Amortization of definite-lived intangibles	3,799	4,126	1,786	1,202	1,202
Impairment of goodwill and long-lived assets(3)	123,322	—	—	—	—
Metal reclamation	(3,700)	—	—	—	—
Restructuring charges(4)	—	—	199	—	855

Total operating expenses	186,860	66,589	38,114	27,314	27,312

Operating (loss) income	(49,856)	63,580	55,034	26,442	41,235
Other income (expense):
Interest expense	(8,423)	(13,828)	(3,394)	(251)	(515)
Interest income	1,370	1,379	4,419	2,126	664
Other, net	(1,804)	137	43	—	129

(Loss) income before income taxes	(58,713)	51,268	56,102	28,317	41,513
Income tax benefit (provision)	23,443	(16,585)	(21,063)	2,524	(13,183)

Net (loss) income	$(35,270)	$34,683	$35,039	$30,841	$28,330

Net (loss) income per common share:
Basic	$(0.83)	$0.82	$0.84	$0.75	$0.69
Diluted	$(0.83)	$0.81	$0.83	$0.74	$0.68
Weighted average common shares:
Basic	42,681	42,242	41,740	41,232	40,780
Diluted	42,681	42,568	42,295	41,770	41,868
Other Financial Data:
Depreciation of property, plant and equipment	$21,308	$22,772	$12,178	$9,290	$8,213

(1)	Our results for the year ended December 31, 2006, include 65 days of activity of PCG, which we acquired on October 27, 2006.

(2)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment and began recording expense related to our stock options. See Note 2 to our consolidated financial statements included herein.

(3)	We recorded an impairment of goodwill and long-lived assets in 2008 as a result of our annual goodwill impairment test and the write-down of certain long-lived assets associated with specific plant facilities and assets held for sale.

(4)	We recorded restructuring charges in 2004 related to the closure of our Burlington, Washington facility and sale of the building. The charges were to further write down the value of the building and equipment. We recorded a restructuring charge in 2006 for severance for certain sales and administrative employees of the acquired business.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Working capital	$280,399	$98,839	$127,405	$111,224	$82,645
Total assets	556,250	498,798	573,698	273,143	235,770
Convertible senior notes	175,000	—	—	—	—
Long-term debt, including current maturities	—	85,000	200,705	—	—
Stockholders’ equity	305,997	328,594	287,315	243,952	211,626

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Supplemental Data:
EBITDA(1)	$(25,065)	$92,110	$73,577	$39,176	$51,560
Cash flows provided by operating activities	75,518	73,984	32,784	31,027	48,810
Cash flows used in investing activities	(21,167)	(1,705)	(234,579)	(13,583)	(9,276)
Cash flows provided by (used in) financing activities	74,793	(113,828)	200,027	626	(5,989)

(1)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA to enhance the understanding of our operating results. EBITDA is a key measure we use to evaluate our operations. We provide our EBITDA because we believe that investors and securities analysts will find EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of EBITDA to the financial information in our consolidated statement of operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Net (loss) income	$(35,270)	$34,683	$35,039	$30,841	$28,330

Add back items:
Income tax (benefit) provision	(23,443)	16,585	21,063	(2,524)	13,183
Interest expense	8,423	13,828	3,394	251	515
Depreciation of property, plant and equipment	21,308	22,772	12,178	9,290	8,213
Amortization of intangibles	3,917	4,242	1,903	1,318	1,319

Total	10,205	57,427	38,538	8,335	23,230

EBITDA	$(25,065)	$92,110	$73,577	$39,176	$51,560

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition at December 31, 2008. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

OVERVIEW

We are a one-stop provider of time-critical and technologically complex printed circuit boards (PCBs) and backplane assemblies, which serve as the foundation of sophisticated electronic products. We serve high-end commercial and aerospace/defense markets — including the networking/communications infrastructure, defense, high-end computing, and industrial/medical markets — which are characterized by high levels of complexity and moderate production volumes. Our customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, and aerospace/defense companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market.

In 2006, we completed the acquisition of the Tyco Printed Circuit Group business from Tyco International Ltd. The total purchase price of the acquisition was $226.8 million, excluding acquisition costs. This acquisition enhanced our business in the following ways:

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

We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2008, we had approximately 860 customers and approximately 900 as of December 31, 2007. Sales to our 10 largest customers accounted for 50% and 44% of our net sales in 2008 and 2007, respectively. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 29% and 24% of our net sales in 2008 and 2007, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Year Ended December 31,
End Markets(1)	2008	2007	2006

Networking/Communications	40%	42%	43%
Aerospace/Defense	37	30	16
Computing/Storage/Peripherals	12	14	29
Medical/Industrial/Instrumentation/Other	11	14	12

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

For PCBs we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders decreased from approximately 15% of PCB revenue in 2007 to 12% of PCB revenue in 2008 due to higher demand for our standard lead-time and high technology production services. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

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

Accounting policies for which significant judgments and estimates are made include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; realizability of deferred tax assets; and determining stock-based compensation expense, self-insured reserves, asset retirement obligations and environmental liabilities. A detailed description of these estimates and our policies to account for them is included in Note 2 to our consolidated financial statements included in this report.

Allowance for Doubtful Accounts

We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts. Our actual bad debts may differ from our estimates.

Inventories

In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Our inventory requirements may change based on our projected customer demand, changes due to market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements with those customers. Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition would be adversely affected.

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, assets held for sale, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. We have two reporting units, which are also our operating segments, and both contained goodwill prior to our annual impairment testing.

During the fourth quarter 2008, we performed our annual impairment assessment of goodwill, which requires the use of a fair-value based analysis. We determined the fair value of our operating segments based on discounted cash flows and market approach analyses and considered factors such as a weakening economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period, as indicators for potential goodwill impairment. In conjunction with our annual assessment of goodwill, we also assessed other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. The completion of our impairment assessment determined that the carrying value of our goodwill and certain long-lived assets at production facilities exceeded their fair value. As a result, a charge of $117.0 million and $6.3 million were recorded for the impairment of goodwill and of long-lived assets, respectively, as of December 31, 2008.

We use an estimate of the future undiscounted net cash flows in measuring whether our long-lived tangible assets and definite-lived intangible assets are recoverable. If forecasts and assumptions used to support the realizability of our goodwill and other long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Income Taxes

Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2008, we have net deferred income tax assets of $54.7 million and no valuation allowance. Should our expectations of taxable income change in future periods, it may be necessary to establish a valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If we reestablish a valuation allowance subsequent to December 31, 2008, and then determine that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what already is recorded, we would reverse all or a portion of valuation allowance in the period the determination is made. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Share-Based Awards

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (SFAS 123R) using the modified prospective transition method. Under this method, we recognize compensation expense for all share-based payments granted on and after January 1, 2006, and prior but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award using a straight-line method.

We estimate the value of share-based restricted stock unit awards on the date of grant using the closing share price. We estimate the value of share-based option awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based option payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We have currently estimated our forfeiture rate to be 8%. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended December 31, 2008, share-based compensation expense was $5.1 million. At December 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options was $2.3 million, which is expected to be recognized over a weighted-average period of 0.8 years. At December 31, 2008, $5.3 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 0.9 years.

Self Insurance

We are self-insured for group health insurance and worker’s compensation benefits provided to our employees, and we purchase insurance to protect against claims at the individual and aggregate level. The insurance carrier adjudicates and processes employee claims and is paid a fee for these services. We reimburse our insurance carriers for paid claims subject to variable monthly limitations. We estimate our exposure for claims incurred but not paid at the end of each reporting period and use historical information supplied by our insurance carriers and brokers on an annual basis to estimate our liability for these claims. This liability is subject to an aggregate stop-loss that ranges between $100,000 and $250,000 per individual. Our actual claims experience may differ from our estimates.

Asset Retirement Obligations and Environmental Liabilities

We establish liabilities for the costs of asset retirement obligations when a legal or contractual obligation exists to dispose of or restore an asset upon its retirement and the timing and cost of such work can be reasonably estimated. We record such liabilities only when such timing and costs are reasonably determinable. In addition, we accrue an estimate of the costs of environmental remediation for work at identified sites where an assessment has indicated it is probable that cleanup costs are or will be required and may be reasonably estimated. In making these estimates, we consider information that is currently available, existing technology, enacted laws and regulations, and our estimates of the timing of the required remedial actions, and we discount these estimates at 8%. We also are required to estimate the amount of any probable recoveries, including insurance recoveries.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated statement of operations:

	Year Ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.9	80.6	74.8

Gross profit	20.1	19.4	25.2

Operating expenses:
Selling and marketing	4.5	4.4	4.5
General and administrative	4.8	4.9	5.3
Amortization of definite-lived intangibles	0.6	0.6	0.5
Impairment of goodwill and long-lived assets	18.1	—	—
Metal reclamation	(0.6)	—	—
Restructuring charges	—	—	—

Total operating expenses	27.4	9.9	10.3

Operating (loss) income	(7.3)	9.5	14.9
Other income (expense):
Interest expense	(1.2)	(2.0)	(0.9)
Interest income	0.2	0.2	1.2
Other, net	(0.3)	—	—

Total other (expense) income, net	(1.3)	(1.8)	0.3

(Loss) income before income taxes	(8.6)	7.7	15.2
Income tax benefit (provision)	3.4	(2.5)	(5.7)

Net (loss) income	(5.2)%	5.2%	9.5%

We have two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes into sub-assemblies and other complete electronic devices. PCB Manufacturing customers are either EMS companies or OEM companies, while Backplane Assembly customers are usually OEMs. Our Backplane Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB Manufacturing segment is comprised of eight domestic PCB fabrication plants, and a facility that provides follow-on value-added services primarily for one of the PCB Manufacturing plants. The following table compares net sales by reportable segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net Sales:
PCB Manufacturing	$590,515	$578,840	$353,734
Backplane Assembly	124,048	124,337	22,357

Total sales	714,563	703,177	376,091
Inter-company sales	(33,582)	(33,719)	(6,775)

Total net sales	$680,981	$669,458	$369,316

The years ended December 31, 2008 and 2007 include a full year of results of operations from PCG facilities compared to only 65 days for the year ended December 31, 2006 as the acquisition of Tyco Printed Circuit Group occurred on October 27, 2006.

Net Sales

Net sales increased $11.5 million, or 1.7%, from $669.5 million for the year ended December 31, 2007 to $681.0 million for the year ended December 31, 2008. This revenue increase is substantially due to increased demand from aerospace/defense customers and higher pricing from the PCB Manufacturing segment, while Backplane Assembly segment sales remained relatively consistent with 2007. This revenue increase was achieved in spite of the closure of our Dallas, Oregon facility in April 2007. The Dallas, Oregon facility contributed approximately $11.8 million of revenue to the PCB Manufacturing segment during 2007. Excluding revenue derived from our Dallas, Oregon facility, revenue from the PCB Manufacturing segment in 2008 improved by $23.3 million from 2007 due to increased net sales at our other PCB Manufacturing facilities. PCB sales volume, measured by panels shipped, decreased approximately 11% for the year ended December 31, 2008 as compared to the year ended 2007. Prices rose approximately 13% due to a shift in production mix toward more high technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, decreased from 15% of PCB revenue for the year ended December 31, 2007 to 12% of PCB revenue for the year ended December 31, 2008. The increasingly complex nature of our quick-turn work requires more time to manufacture, thereby extending some of these orders beyond the 10-day delivery window.

Net sales increased $300.2 million, or 81.3%, from $369.3 million in 2006 to $669.5 million in 2007 due to several factors, including the addition of a full year of results from the acquired PCG facilities and higher pricing. The increase in net sales reflects an increase of $320.9 million from our PCG facilities, and an increase of $6.2 million from our historical operations, partially offset by a $26.9 million increase in inter-company sales. The Backplane Assembly segment accounted for $94.4 million of this net sales increase, and the PCG facilities in our PCB Manufacturing segment accounted for the remaining $226.5 million. PCB sales volume, measured by panels shipped, increased approximately 43% due to the inclusion of a full year of the PCG operations. Pricing increased approximately 5% primarily due to the inclusion of a full year of results from the PCG facilities, which tend to have higher average pricing. The increase in pricing was driven equally by increases in quick-turn and standard product pricing. Our quick-turn production, which generally is characterized by higher prices, decreased from 17% of PCB revenue in 2006 to 15% of PCB revenue in 2007 due to both higher demand for our standard lead-time, high technology production services as well as the full year inclusion of results from the PCG facilities, which focus primarily on standard lead-time services.

Cost of Goods Sold

Cost of goods sold increased $4.7 million, or 0.9%, from $539.3 million for the year ended December 31, 2007 to $544.0 million for the year ended December 31, 2008. Cost of goods sold increased mainly due to increased sales but was also impacted by increased labor and overhead costs. For the year ended December 31, 2008, cost of goods sold, as a percentage of sales, decreased to 79.9% from 80.6% for the year ended December 31, 2007, primarily due to a shift in production mix toward more high technology production and higher pricing.

Cost of goods sold increased $263.1 million, or 95.3%, from $276.2 million for 2006 to $539.3 million for 2007. Cost of goods sold rose due to several factors, including the addition of a full year of results for the PCG facilities, especially from the Backplane Assembly operations, which have inherently higher cost content and lower margins. Likewise, higher material prices contributed to the increase in cost of goods sold from 2006 to 2007. Cost of goods sold in 2006 included $4.0 million of manufacturing profit added to PCG inventories at the acquisition date, which was expensed during 2006. A similar adjustment increased cost of goods sold for 2007 by $0.2 million. As a percentage of net sales, cost of goods sold increased from 74.8% for 2006 to 80.6% for 2007.

Gross Profit

Gross profit increased $6.8 million, or 5.2%, from $130.2 million for the year ended December 31, 2007 to $137.0 million for the year ended December 31, 2008 with gross margin increasing from 19.4% for the year ended

December 31, 2007 to 20.1% for the year ended December 31, 2008. The change in our gross margin for 2008 was primarily due to a shift in production mix toward more high technology production and higher pricing.

Gross profit increased $37.1 million, or 39.8%, from $93.1 million for 2006 to $130.2 million for 2007. Our gross margin decreased from 25.2% in 2006 to 19.4% in 2007. The decrease in our gross margin was largely due to inclusion of a full year of results from our Backplane Assembly operations, which have inherently lower gross margins. Additionally, slightly lower volume at our PCB Manufacturing operations reduced absorption of fixed costs at some of our plants, further reducing gross margin.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.6 million, or 2.0%, from $29.8 million for the year ended December 31, 2007 to $30.4 million for the year ended December 31, 2008. The increase for the year ended 2008 is primarily due to increased labor expenses. As a percentage of net sales, selling and marketing expenses increased slightly to 4.5% for the year ended December 31, 2008 from 4.4% for the year ended December 31, 2007. The components of selling and marketing expenses as a percent of net sales did not change significantly from 2007 to 2008.

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

General and Administrative Expense

General and administrative expenses increased $0.4 million from $32.6 million, or 4.9% of net sales, for the year ended December 31, 2007 to $33.0 million, or 4.8% of net sales, for the year ended December 31, 2008. The increase in expenses resulted primarily from higher incentive bonus expense and stock-based compensation expense for restricted stock unit and stock option awards, partially offset by lower accounting and consulting expenses.

General and administrative expenses increased $12.9 million from $19.7 million, or 5.3% of net sales, for 2006 to $32.6 million, or 4.9% of net sales, for 2007. The increase in expenses resulted primarily from the inclusion of the PCG facilities in our results for the full year of 2007. Other factors that increased general and administrative expense were higher stock-based compensation expense from a greater number of employees participating in our equity award program as well as increased accounting, legal and consulting expenses related to integration of the acquisition as well as bringing the newly acquired PCG facilities into compliance with the Sarbanes Oxley Act of 2002. General and administrative expenses decreased as a percentage of net sales, primarily due to greater absorption of these costs over a larger revenue base.

Amortization of Definite-lived Intangibles

Amortization expense related to definite-lived intangibles decreased $0.3 million to $3.8 million in 2008 compared to $4.1 million in 2007. Amortization expense related to definite-lived intangibles increased $2.3 million to $4.1 million in 2007 compared to $1.8 million in 2006. The decrease in amortization expense for 2008 as compared to 2007 is primarily due to the gradual decline in strategic customer relationship intangibles related to the PCG acquisition in October 2006. The prior increase in amortization expense for 2007 as compared to 2006 is primarily due to the increase in strategic customer relationship intangibles related to the PCG acquisition in October 2006.

Impairment of Goodwill and Long-Lived Assets

During the fourth quarter of 2008, we recorded impairment charges of $123.3 million, consisting of a goodwill impairment of $117.0 million and a long-lived asset impairment of $6.3 million. As a result of our annual goodwill impairment testing, giving consideration to factors such as a weakening economy, reduced expectation for future cash flows coupled with the decline in the market price of our stock and market capitalization for a sustained period, as indicators for potential goodwill impairment, we determined that the carrying value of our PCB Manufacturing segment’s goodwill exceeded its implied fair value, resulting in an impairment charge of $117.0 million.

We also completed an assessment of our long-lived assets, including assets held for sale, and recorded a $6.3 million asset impairment charge related to our Oregon, Washington, and Hayward, California production facilities. Our Oregon facility has been classified as held for sale since June 30, 2007. We continue to actively market this facility at a price that is indicative of the facility’s intent and ability to sell. An impairment was also recorded for our Hayward facility, which is part of our Backplane Assembly segment, as it is expected to produce slower growth and lower future production. Finally, as a result of our January 15, 2009 announcement of our plan to close the Washington production facility, we determined that specific long-lived assets at this production facility were impaired. The Washington production facility is part of the PCB Manufacturing operating segment.

If forecasts and assumptions used to support the realizability of our goodwill and other long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

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

Other Income (Expense)

Other expense decreased by $3.4 million from $12.3 million for the year ended December 31, 2007 to $8.9 million for the year ended December 31, 2008. The net decrease consists of a $5.4 million decrease in interest expense, offset by a $2.0 million increase in other, net. Interest expense of $8.4 million for 2008 includes debt service interest costs and the amortization of related debt issuance costs. Debt service interest and related debt issuance costs for 2008 decreased by $4.4 million and $1.0 million, respectively, as compared to 2007, resulting from a combination of overall lower outstanding debt balances under our credit agreement with UBS Securities in 2008, our repayment in full of the credit agreement in May 2008 and a lower interest rate on our outstanding 3.25% Convertible Notes due May 15, 2015 (Convertible Notes) issued in May 2008. This decrease was offset by the increase in other, net expense of $2.0 million primarily related to the realized loss on the settlement of a derivative of $1.2 million during the quarter ended June 30, 2008 associated with the repayment in full of the Credit Agreement, the $0.6 million estimated loss on a money market fund that suspended redemptions and is being liquidated and other of $0.2 million.

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

Income Taxes

The provision for income taxes decreased $40.0 million from a $16.6 million tax provision for the year ended December 31, 2007 to a $23.4 million tax benefit for the year ended December 31, 2008. Our effective tax rate was 39.9% in 2008 and 32.3% for 2007. The decrease in the provision is due to the decrease in pretax income. The increase in our effective tax rate is due to the addition of state tax credits and the decrease in production activities deductions. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, utilization of other credits and deductions available to us, and certain non-deductible items. Additionally, as of December 31, 2008, we had net deferred tax assets of approximately $54.7 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred tax asset in future periods.

The provision for income taxes decreased from $21.1 million for 2006 to $16.6 million for 2007. The decrease in income tax provision from 2006 to 2007 resulted from the release of the valuation allowance of $2.7 million to reflect our ability to utilize state tax credit carryforwards, lower pretax income in 2007, and a lower effective tax rate for 2007. Our effective tax rate was 37.5% in 2006 and our effective tax rate was 32.3% in 2007. Excluding the favorable impacts to our tax provision resulting from the decreases in our valuation allowance in 2007, our effective tax rate in 2007 was 37.0%. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, utilization of other credits and deductions available to us, and certain non-deductible items.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of Convertible Notes, and exercises of employee stock options. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures, and fund working capital requirements. We anticipate that servicing debt, funding working capital requirements, financing capital expenditures, and potential acquisitions will continue to be the principal demands on our cash in the future.

As of December 31, 2008, we had net working capital of approximately $280.4 million, compared to $98.8 million as of December 31, 2007. The increase in working capital is primarily attributable to the growth in cash balances resulting from the Convertible Notes offering during the second quarter of 2008.

Our 2009 capital expenditure plan is expected to total approximately $13 million and will fund capital equipment purchases to expand our technological capabilities throughout our facilities and replace aging equipment.

Net cash provided by operating activities was $75.5 million in 2008 compared to $74.0 million in 2007 and $32.8 million in 2006. Our 2008 operating cash flow of $75.5 million reflects a net loss of $35.3 million, $123.3 million of an impairment of goodwill and long-lived assets, $27.9 million of depreciation and amortization, $5.1 million of stock-based compensation, and $0.1 million other, offset by an increase in net deferred income tax assets of $37.0 million and a net increase in working capital of $8.6 million. Our 2007 operating cash flow of $74.0 million, which significantly benefited from the acquisition of PCG, primarily reflects net income of $34.7 million, $30.7 million of depreciation and amortization, $3.4 million of stock-based compensation, a decrease in net deferred income tax assets of $1.8 million, and a net decrease in working capital of $3.5 million.

Net cash used in investing activities was $21.2 million in 2008, compared to $1.7 million in 2007 and $234.6 million in 2006. In 2008, we made net purchases of approximately $17.5 million of property, plant, and equipment, redesignated $19.5 million from cash and cash equivalents to short-term investments and received $15.9 million in proceeds from the redemption of short-term investments. At December 31, 2008, the fair value of our investment in the Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated, was $3.7 million. We have requested redemption of our investment in the Reserve Primary Fund and expect distribution to occur as the Reserve Primary Fund’s assets mature or are sold. We have received total distributions of $17.2 million, of which $15.9 million was received during the fourth quarter 2008 and $1.3 million was received during the first quarter 2009. We expect to receive substantially all of our current holdings in the Reserve Primary Fund. In 2007, we made net purchases of approximately $12.7 million of property, plant, and equipment, offset by proceeds of $11.0 million from the redemption of short-term investments.

Net cash provided by financing activities was $74.8 million in 2008, compared to cash used of $113.8 million in 2007 and cash provided of $200.0 million in 2006. Our 2008 financing net cash proceeds primarily reflect cash proceeds from the issuance of Convertible Notes of $175.0 million, proceeds from warrants of $26.2 million and exercises of employee stock options of $2.4 million, partially offset by debt repayment of $85.0 million, payment for the convertible note hedge of $38.3 million and debt issuance costs of $5.8 million. Our 2007 financing net cash used reflects repayments of $115.7 million of debt, partially offset by proceeds of $1.7 million from employee stock option exercises and $0.2 million from other factors.

In May 2008, we issued our Convertible Notes in a public offering with an aggregate principal amount of $175.0 million. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and will rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. We received proceeds of $169.2 million after the deduction of offering expenses of $5.8 million. These offering expenses are being amortized to interest expense over the term of the Convertible Notes.

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of December 31, 2008, none of the conversion criteria had been met.

On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay cash for the lesser of the conversion value or $1,000 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1,000 principal amount of the notes.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be approximately 14 million shares.

We are not permitted to redeem the notes at any time prior to maturity. In the event of a fundamental change or certain default events, as defined in the prospectus supplement, prior to November 15, 2014, holders may require us to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.

In connection with the issuance of the Convertible Notes, we entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to our common stock. The convertible note hedge, which cost an aggregate $38.3 million and was recorded, net of tax, as a reduction of additional paid-in capital, consists of our option to purchase up to 11.0 million shares of common stock at a price of $15.96 per share. This option expires on May 15, 2015 and can only be executed upon the conversion of the Convertible Notes. Additionally, we sold warrants for the option to purchase 11.0 million shares of our common stock at a price of $18.15 per share. The warrants expire on August 17, 2015. The proceeds from the sale of warrants of $26.2 million was recorded as an addition to additional paid-in capital. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of our common stock.

As of December 31, 2008, we had two outstanding standby letters of credit: a $1.0 million standby letter of credit expiring May 1, 2009 related to the lease of one of our production facilities and a $0.8 million standby letter of credit expiring December 31, 2009 associated with our workers compensation insurance program.

On January 15, 2009, we announced a plan to close our Redmond, Washington facility and lay off approximately 370 employees at this site. In addition, we laid off about 140 employees at various other

U.S. facilities. As a result, we expect to record approximately $2.8 million in separation and other exit costs related to this restructuring primarily in the first quarter of 2009. In addition to transferring assets to other sites, we also expect to sell some of the Redmond property, plant and equipment. The plant closure and headcount reductions are primarily due to the global economic downturn, which has weakened demand for commercial PCBs.

In connection with the PCG acquisition, we are involved in various stages of investigation and cleanup related to environmental remediation at two Connecticut sites and are obligated to investigate a third Connecticut site. We currently estimate that we will incur remediation costs of $0.8 million to $1.3 million over the next 12 to 84 months related to these matters. In addition, we have obligations to the Connecticut DEP to make certain environmental asset improvements to the waste water treatment systems in two Connecticut plants. These costs are estimated to be $0.7 million and have been considered in our capital expenditure plan for 2009. Lastly, we are required to maintain a compliance management plan through July 2009 under a compliance agreement with the U.S. EPA that we assumed from Tyco.

Based on our current level of operations, we believe that cash generated from operations, available cash and the proceeds from the issuance of Convertible Notes will be adequate to meet our currently anticipated debt service, capital expenditures, and working capital needs for the next 12 months and beyond.

Our principal liquidity needs for periods beyond the next 12 months are to meet debt service requirements as well as for other contractual obligations as indicated in our contractual obligations table below and for capital purchases under our annual capital expenditure plan.

Contractual Obligations and Commitments

The following table provides information on contractual obligations as of December 31, 2008:

		Less Than			After
Contractual Obligations(1)(2)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Debt obligations	$175,000	$—	$—	$—	$175,000
Interest on debt obligations	36,969	5,688	11,375	11,375	8,531
Operating leases	7,170	3,312	2,288	509	1,061
Purchase obligations	2,761	2,761	—	—	—

Total contractual obligations	$221,900	$11,761	$13,663	$11,884	$184,592

(1)	FIN 48 unrecognized tax benefits of $0.1 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Environmental liabilities of $0.9 million, not included in the table above, are accrued and recorded as long-term liabilities in the consolidated balance sheet.

Off Balance Sheet Arrangements

We do not currently have, or have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we generally will be able to continue to pass along component price increases to our customers.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, FSP APB 14-1 requires retrospective application back to the issuance date of convertible debt, which for us was 2008. We estimate that the implementation of FSP APB 14-1 will increase interest expense for 2008 and 2009 by approximately $2.8 million and $4.7 million, respectively. Early adoption of FSP APB 14-1 is not permitted.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133, (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s financial position, financial performance, and cash flow. SFAS 161 applies to derivative instruments within the scope of Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosure and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of the provisions of SFAS 161 is not anticipated to materially impact our consolidated financial position or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, in October 2008 the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (FSP SFAS 157-3) which clarifies the application of SFAS 157 in a market that is not active. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 were originally to be effective beginning January 1, 2008 and FSP SFAS 157-3 is effective for the year ended December 31, 2008. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We implemented the provisions SFAS 157 and

FSP FAS 157-3 for financial assets and financial liabilities reported or disclosed at fair value effective January 1, 2008 and December 31, 2008, respectively. We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

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

Foreign Currency Exchange Risk.  We are subject to risks associated with transactions that are denominated in currencies other than the U.S. dollar, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of the reporting process. Our Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in our recording a translation adjustment that is included as a component of accumulated other comprehensive income within our statement of stockholders’ equity. Net foreign currency transaction gains or losses on transactions denominated in currencies other than the U.S. dollar were $0.1 million loss, $0.1 million gain and $0.1 million loss during the fiscal years ended December 31, 2008, 2007 and 2006, respectively. We currently do not utilize any derivative instruments to hedge foreign currency risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report thereon, and the notes thereto, and the supplementary data commencing at page F-1 of this report, which financial statements, report, notes, and data are included herein.

The following unaudited selected quarterly results of operations data for the years ended December 31, 2008 and 2007 have been derived from our unaudited consolidated financial statements, which in the opinion of management have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information for the quarters presented. This information should be read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as part of this report. The operating results for the quarters presented are not necessarily indicative of the operating results of any future period. We use a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The first and fourth quarters of 2008 contained 91 and 93 days, respectively, and for 2007, the first and fourth quarters contained 92 and 91 days, respectively.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended December 31, 2008:
Net sales	$174,071	$172,975	$169,019	$164,916
Gross profit	37,602	36,580	32,146	30,676
Income (loss) before income taxes	22,885	14,924	14,267	(110,789	)(a)
Net income (loss)	14,372	9,444	9,458	(68,544)
Earnings (loss) per share:
Basic	$0.34	$0.22	$0.22	$(1.60)
Diluted	$0.34	$0.22	$0.22	$(1.60)
Year Ended December 31, 2007:
Net sales	$176,897	$162,016	$163,079	$167,466
Gross profit	34,721	29,546	31,245	34,657
Income before income taxes	13,455	9,927	12,867	15,019
Net income	8,465	6,184	8,201	11,833
Earnings per share:
Basic	$0.20	$0.15	$0.19	$0.28
Diluted	$0.20	$0.15	$0.19	$0.28

(a)	Includes impairment charges of $123.3 million consisting of a goodwill impairment of $117.0 million and a long-lived asset impairment of $6.3 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2008. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2008.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included on page F-2 of this report.

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

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Management” of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

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

(3) Exhibits

(b) Exhibits

Exhibit
Number	Exhibits

1.1	Underwriting Agreement, dated May 8, 2008, among the Registrant, J.P. Morgan Securities Inc. and UBS Securities LLC.(1)
2.1	Form of Plan of Reorganization.(2)
2.2	Stock and Asset Purchase Agreement by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG, and TTM (Ozarks) Acquisition, Inc. dated as of August 2, 2006.(3)
3.1	Registrant’s Certificate of Incorporation.(4)
3.2	Registrant’s Second Amended and Restated Bylaws.(5)
4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company.(1)
4.2	Supplemental Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company.(1)
4.2	Form of Registrant’s common stock certificate.(4)
10.1	Call Option Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(1)
10.2	Warrant Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(1)
10.3	Call Option Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and UBS AG.(1)
10.4	Warrant Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and UBS AG.(1)
10.5	Call Option Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(2)
10.6	Warrant Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(2)
10.7	Call Option Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and UBS AG.(2)
10.8	Warrant Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and UBS AG.(2)
10.9	Employment Agreement dated as of December 31, 2005 between the Registrant and Kenton K. Alder.(7)
10.10	Form of Executive Change in Control Severance Agreement and schedule of agreements entered into on December 1, 2005.(7)
10.11	Employment Agreement dated as of October 28, 2006 between the Registrant and Douglas L. Soder.(8)
10.12	2006 Incentive Compensation Plan.(8)
10.13	Form of Stock Option Agreement.(8)
10.14	Form of Restricted Stock Unit Award Agreement.(8)
10.15	Form of Indemnification Agreement with directors.(2)
21.1	Subsidiaries of the Registrant.(8)
23.1	Consent of KPMG LLP, independent registered public accounting firm.(9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(9)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(9)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the Commission) on May 14, 2008.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 4, 2006.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on February 19, 2009.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 22, 2008.

(7)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 15, 2006.

(8)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ KENTON K. ALDER
Kenton K. Alder
President and Chief Executive Officer

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENTON K. ALDER Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	March 13, 2009

/s/ STEVEN W. RICHARDS Steven W. Richards	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ ROBERT E. KLATELL Robert E. Klatell	Chairman of the Board	March 13, 2009

/s/ THOMAS T. EDMAN Thomas T. Edman	Director	March 13, 2009

/s/ JAMES K. BASS James K. Bass	Director	March 13, 2009

/s/ RICHARD P. BECK Richard P. Beck	Director	March 13, 2009

/s/ JOHN G. MAYER John G. Mayer	Director	March 13, 2009

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

We have audited TTM Technologies, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 13, 2009

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$148,465	$18,681
Short-term investments	3,657	—
Accounts receivable, net of allowances of $4,911 in 2008 and $5,704 in 2007	115,232	118,581
Inventories	71,011	65,675
Prepaid expenses and other current assets	2,581	3,665
Income taxes receivable	3,432	2,237
Asset held for sale	3,250	5,000
Deferred income taxes	5,502	6,097

Total current assets	353,130	219,936
Property, plant and equipment, net	114,931	123,647
Debt issuance costs, net	5,297	2,195
Deferred income taxes	49,183	—
Goodwill	14,149	130,126
Definite-lived intangibles, net	18,330	22,128
Deposits and other non-current assets	1,230	766

	$556,250	$498,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,750	$53,632
Accrued salaries, wages and benefits	21,596	21,601
Current portion long-term debt	—	40,000
Other accrued expenses	2,385	5,864

Total current liabilities	72,731	121,097

Convertible senior notes	175,000	—
Long-term debt, less current portion	—	45,000
Deferred income taxes	—	1,688
Other long-term liabilities	2,522	2,419

Total long-term liabilities	177,522	49,107

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 42,811 and 42,380 shares issued and outstanding in 2008 and 2007, respectively	43	42
Additional paid-in capital	183,721	173,365
Retained earnings	119,067	154,337
Accumulated other comprehensive income	3,166	850

Total stockholders’ equity	305,997	328,594

	$556,250	$498,798

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net sales	$680,981	$669,458	$369,316
Cost of goods sold	543,977	539,289	276,168

Gross profit	137,004	130,169	93,148

Operating expenses:
Selling and marketing	30,436	29,835	16,473
General and administrative	33,003	32,628	19,656
Amortization of definite-lived intangibles	3,799	4,126	1,786
Impairment of goodwill and long-lived assets	123,322	—	—
Metal reclamation	(3,700)	—	—
Restructuring charges	—	—	199

Total operating expenses	186,860	66,589	38,114

Operating (loss) income	(49,856)	63,580	55,034

Other income (expense):
Interest expense	(8,423)	(13,828)	(3,394)
Interest income	1,370	1,379	4,419
Other, net	(1,804)	137	43

Total other (expense) income, net	(8,857)	(12,312)	1,068

(Loss) income before income taxes	(58,713)	51,268	56,102
Income tax benefit (provision)	23,443	(16,585)	(21,063)

Net (loss) income	$(35,270)	$34,683	$35,039

Basic (loss) earnings per share	$(0.83)	$0.82	$0.84

Diluted (loss) earnings per share	$(0.83)	$0.81	$0.83

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2008, 2007 and 2006

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total	Income (Loss)
	(In thousands)

Balance, December 31, 2005	41,311	$41	$159,634	$84,277	$—	$243,952
Comprehensive income
Net income	—	—	—	35,039	—	35,039	$35,039
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $63	—	—	—	—	—	—	107

Other comprehensive income	—	—	—	—	107	107	107

Comprehensive income	—	—	—	—	—	—	$35,146

Exercise of common stock options	782	1	4,956	—	—	4,957
Income tax benefit from options exercised	—	—	1,707	—	—	1,707
Stock-based compensation	—	—	1,553	—	—	1,553

Balance, December 31, 2006	42,093	42	167,850	119,316	107	287,315
Comprehensive income
Net income	—	—	—	34,683	—	34,683	$34,683
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $838	—	—	—	—	—	—	1,378
Unrealized loss on effective cash flow hedges, net of tax benefit of $386	—	—	—	—	—	—	(635)

Other comprehensive income	—	—	—	—	743	743	743

Comprehensive income	—	—	—	—	—	—	$35,426

Cumulative effect of change in accounting principle related to income taxes (FIN 48)	—	—	—	338	—	338
Exercise of common stock options	287	—	1,712	—	—	1,712
Income tax benefit from options exercised	—	—	442	—	—	442
Stock-based compensation	—	—	3,361	—	—	3,361

Balance, December 31, 2007	42,380	42	173,365	154,337	850	328,594
Comprehensive income (loss)
Net loss	—	—	—	(35,270)	—	(35,270)	$(35,270)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $982	—	—	—	—	—	—	1,672
Unrealized loss on effective cash flow hedges, net of tax benefit of $64	—	—	—	—	—	—	(108)
Reclassification for realized losses on cash flow hedges net of tax of $442	—	—	—	—	—		752

Other comprehensive income	—	—	—	—	2,316	2,316	2,316

Comprehensive loss	—	—	—	—	—	—	$(32,954)

Purchase of convertible note hedge, net of tax of $14,633	—	—	(23,624)	—	—	(23,624)
Issuance of warrants	—	—	26,197	—	—	26,197
Exercise of common stock options	277	1	2,394	—	—	2,395
Income tax benefit from options exercised	—	—	313	—	—	313
Issuance of common stock for restricted stock units	154	—	—	—	—	—
Stock-based compensation	—	—	5,076	—	—	5,076

Balance, December 31, 2008	42,811	$43	$183,721	$119,067	$3,166	$305,997

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(35,270)	$34,683	$35,039
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	21,308	22,804	12,178
Amortization of definite-lived intangible assets	3,917	4,242	1,903
Amortization of debt issuance costs	2,649	3,692	374
Non-cash interest imputed on other long-term liabilities	131	122	25
Income tax benefit from stock options exercised	(210)	(341)	(1,072)
Deferred income taxes	(37,026)	1,831	4,925
Stock-based compensation	5,076	3,361	1,553
Impairment of goodwill and long-lived assets	123,322	—	—
Net loss (gain) on sale of property, plant and equipment	252	84	(48)
Amortization of premiums and discounts on short-term investments, net	—	(4)	(322)
Changes in operating assets and liabilities net of effect of acquired businesses:
Accounts receivable, net	4,547	7,129	(8,704)
Inventories	(4,854)	1,628	(623)
Prepaid expenses and other current assets	1,104	184	(430)
Income taxes receivable	(1,195)	(1,520)	(717)
Accounts payable	(5,695)	2,308	(7,931)
Accrued salaries, wages and benefits and other accrued expenses	(2,538)	(6,219)	(3,366)

Net cash provided by operating activities	75,518	73,984	32,784

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(17,675)	(14,040)	(13,949)
Proceeds from sale of property, plant and equipment	165	1,335	214
Redesignation of cash and cash equivalents to short-term investments	(19,522)	—	—
Proceeds from the redemption of short-term investments	15,865	—	—
Purchases of held-to-maturity short-term investments	—	—	(40,909)
Proceeds from redemptions of held-to-maturity short-term investments	—	11,000	51,335
Cash paid in business acquisition — net of cash acquired	—	—	(230,920)
Purchase of intangibles	—	—	(350)

Net cash used in investing activities	(21,167)	(1,705)	(234,579)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	175,000	—	—
Principal payments on long-term debt	(85,000)	(115,705)	(111)
Proceeds from long-term debt	—	—	200,000
Proceeds from warrants	26,197	—	—
Payment of convertible note hedge	(38,257)	—	—
Excess tax benefit from stock-based compensation	210	341	1,072
Proceeds from exercise of common stock options	2,394	1,712	4,957
Payment of debt issuance costs	(5,751)	(176)	(5,886)
Other financing activities	—	—	(5)

Net cash provided by (used in) financing activities	74,793	(113,828)	200,027

Effect of foreign currency exchange rates on cash and cash equivalents	640	570	170

Net increase (decrease) in cash and cash equivalents	129,784	(40,979)	(1,598)
Cash and cash equivalents at beginning of year	18,681	59,660	61,258

Cash and cash equivalents at end of year	$148,465	$18,681	$59,660

Supplemental cash flow information:
Cash paid for interest	$6,031	$9,346	$2,912
Cash paid, net for income taxes	15,001	15,543	17,310

Supplemental disclosures of noncash investing and financing activities:
At December 31, 2008 and 2007 accrued purchases of equipment totaled $1,470 and $1,557, respectively.
During 2008 and 2007, the Company recognized an unrealized loss on a derivative instrument of $108 and $635, net of tax, respectively.
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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a manufacturer of complex printed circuit boards (PCBs) used in sophisticated electronic equipment and provides backplane and sub-system assembly services for both standard and specialty products in defense and commercial operations. The Company sells to a variety of customers located both within and outside of the United States of America. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.

On October 27, 2006, the Company acquired certain assets, assumed certain liabilities and acquired certain equity interests of Tyco Printed Circuit Group LP (PCG) from Tyco International, Ltd. In this transaction, the stock of Tyco Packaging Systems (Shanghai) Co. Ltd. and Tyco Iota, Ltd. were purchased and the acquired assets and assumed liabilities were placed into new, wholly-owned subsidiaries: TTM Printed Circuit Group, Inc., TTM Technologies (Ireland) Ltd., TTM Technologies, (Ireland) EU Ltd., and TTM Technologies, (Switzerland) GmbH (Note 3). TTM Technologies, Inc. and its wholly-owned subsidiaries are collectively referred to as the Company.

(2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Such estimates include the valuation of sales returns and allowances, short-term investments, accounts receivable, inventories, goodwill, intangible assets and other long-lived assets, self insurance reserves, asset retirement obligations and environmental liabilities, legal contingencies, and assumptions used in the calculation of stock-based compensation and income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and recent declines in OEM and EMS spending have increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of TTM Technologies, Inc. and its wholly-owned subsidiaries: Power Circuits, Inc., TTM Advanced Circuits, Inc., TTM Technologies International, Inc., TTM Printed Circuit Group, Inc., TTM Technologies (Shanghai) Co. Ltd. (formerly Tyco Packaging Systems (Shanghai) Co. Ltd.), TTM Iota, Ltd. (formerly Tyco Iota, Ltd.), TTM Technologies (Ireland) Ltd., TTM Technologies (Ireland) EU Ltd., and TTM Technologies (Switzerland) GmbH. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The functional currency of the Company’s TTM Technologies (Shanghai) Co. Ltd. subsidiary is the local currency, the Chinese RMB. Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income (loss). Gains and losses resulting

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

from foreign currency transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $69 loss, $100 gain and $99 loss for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company evaluates short-term investments in marketable debt securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115). Short-term investments are comprised of an investment in The Reserve Primary Fund (Primary Fund), a money market fund that has suspended redemptions and is being liquidated. In accordance with SFAS 115, the Company has recorded these investments as trading securities and at fair market value. These securities will be marked to market each reporting period with any gains or losses in fair value recorded as a component of other, net in the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reflected at estimated net realizable value, do not bear interest nor do they generally require collateral. The Company performs credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses, which exceeded the specific reserves the Company had established.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provisions to value the inventory at the lower of the actual cost to purchase and / or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision for estimated excess and obsolete items based upon forecasted demand, and any other known factors at the time.

Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Assets recorded under leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term. The Company uses the following estimated useful lives:

Buildings and improvements	7-40 years
Machinery and equipment	3-12 years
Furniture and fixtures	3-7 years
Automobiles	5 years

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of income from operations in the period incurred. Depreciation and amortization expense on property, plant and equipment was $21,308, $22,772 and $12,178 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of machinery and equipment. The Company capitalized interest costs of $162 and $286 in 2008 and 2007, respectively, in connection with various capital projects. There were no capitalized interest costs in 2006.

Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are charged to expense as incurred.

Debt Issuance Costs

Debt issuance costs are amortized to expense over the period of the underlying convertible senior notes or credit facility using the effective interest rate method, adjusted to give effect to any early repayments. At December 31, 2008 and 2007, unamortized debt issuance costs were $5,297 and $2,195, respectively. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $2,649, $3,692 and $374, respectively.

Business Combinations and Goodwill

The Company accounts for business combinations and goodwill according to Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS 142 provides that goodwill should not be amortized but instead should be tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired, and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

In performing the impairment test, the fair value of the Company’s reporting units was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of each reporting unit is calculated based on the present value of estimated future net cash flows. Under the market approach, fair value is estimated based on market multiples of earnings or similar measures for comparable companies and market transactions, when available.

The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions.

The Company has two reporting units, which are also operating segments, and both contained goodwill prior to the annual impairment test. See Notes 4 and 7 for information regarding the goodwill impairment recorded as a result of the annual impairment test.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Intangible assets include customer relationships, backlog and licensing agreements, which are being amortized over their estimated useful lives using straight-line and accelerated methods. The estimated useful lives of such intangibles range from six months to 15 years. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

Impairment of Long-lived Assets

Long-lived tangible assets, including property, plant and equipment, assets held for sale, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset or asset groups may not be recoverable. The Company evaluates, regularly, whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. See Note 4 for information regarding the asset impairment recorded as a result of specific events and changes in circumstances.

When assets are classified as held for sale, they are recorded at estimated fair value, less the cost to sell.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, (SAB 104). The Company derives its revenue primarily from the sale of PCBs using customer supplied engineering and design plans and recognizes revenues when the criteria of SAB 104 have been met. The criteria to meet this guideline are: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectibility is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective PCBs. The Company accrues an estimated amount for sales returns and allowances related to defective PCBs at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of December 31, 2008 and 2007, the reserve for sales returns and allowances was $3,291 and $3,681, respectively, which is included as a reduction to accounts receivable, net. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (SFAS 123R). The Company elected to use the modified prospective transition method and, therefore, stock-based compensation expense for the year ended December 31, 2006, included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted on and after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company estimates the forfeiture rate based on its historical experience.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes, (FIN 48) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. Estimated interest and penalties related to the underpayment of income taxes are recorded as a component of income tax provision in the consolidated statement of operations. For the years ended December 31, 2008 and 2007, the Company did not have any such interest or penalties.

Self Insurance

The Company is primarily self insured for group health insurance and workers compensation benefits provided to employees. The Company also purchases stop loss insurance to protect against annual claims per individual and at an aggregate level. The individual stop losses on the Company’s self insurance range from $100 to $250 per individual. Self insurance liabilities are estimated for claims incurred but not paid using historical information provided by our insurance carrier and other professionals. The Company accrued $4,814 and $4,916 for self insurance liabilities at December 31, 2008 and 2007, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the consolidated balance sheets.

Derivatives and Hedging Transactions

The Company accounts for derivative financial instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company does not use derivative financial instruments for trading or speculative purposes and recent derivative financial instruments have been limited to interest rate swap agreements.

When an interest rate swap derivative contract is executed, the Company will designate the derivative instrument as a hedge of the variability of cash flows to be paid (cash flow hedge). For its hedging relationship, the Company will formally document the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company will also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in hedging transactions is highly effective in offsetting changes in cash

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

flows of hedged items. To the extent the interest rate swap provides an effective hedge, the differences between the fair value and the book value of the interest rate swap are recognized in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. The Company also evaluates whether the risk of default by the counterparty to the interest rate swap contract has changed.

As of December 31, 2008 the Company did not have any derivative financial instruments outstanding.

Sales Tax Collected from Customers

As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs, net of sales taxes.

Fair Value Measures

The Company discloses fair value measures for financial assets and financial liabilities reported or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measures, (SFAS 157). The Company prospectively implemented the provisions of SFAS 157 for financial assets and financial liabilities as of January 1, 2008 and elected to defer implementation of the provisions of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009 as permitted by FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157. In accordance with SFAS 157, the Company discloses fair value measures based on a hierarchy for categorizing inputs used to measure fair value, whereby Level 1 represents quoted market prices in active markets for identical assets or liabilities; Level 2 represents significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and Level 3 represents unobservable inputs in which there is little or no market data and requires the reporting unit to develop its own assumptions.

Asset Retirement Obligations

The Company accounts for asset retirement obligations as required by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS 143) and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). Under these standards, a liability is recognized for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred and the liability can be reasonably estimated. The Company capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived asset. The liability is initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount of timing of the estimated cash flows.

Environmental Accrual

The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with Statement of Position 96-1, Environmental Remediation Liabilities, (SOP 96-1). Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. In accordance with SOP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions, including the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis and are adjusted as further information becomes available, or circumstances change and are accreted up over time.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income (loss) is comprised of net income (loss), changes in the cumulative foreign currency translation adjustments and realized and unrealized gains or losses on derivative instruments.

Loss Contingencies

The Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Any legal fees expected to be incurred in connection with a contingency are expensed as incurred.

Recent Accounting Pronouncements

In May 2008, FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, FSP APB 14-1 requires retrospective application back to the issuance date of convertible debt, which for the Company was 2008. The implementation of FSP APB 14-1 is estimated to increase interest expense for 2008 and 2009 by $2,800 and $4,700, respectively. Early adoption of FSP APB 14-1 is not permitted.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133, (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s financial position, financial performance, and cash flow. SFAS 161 applies to derivative instruments within the scope SFAS 133 as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosure and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of the provisions of SFAS 161 is not anticipated to materially impact the Company’s consolidated financial position or results of operations.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In September 2006, SFAS 157 was released and defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, in October 2008 the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (FSP SFAS 157-3) which clarifies the application of SFAS 157 in a market that is not active. SFAS 157 is applicable under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 were originally to be effective beginning January 1, 2008 and FSP SFAS 157-3 is effective for the year ended December 31, 2008. Subsequently, the FASB provided for a one-year deferral of the provisions for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis. Effective January 1, 2008 and December 31, 2008, the Company implemented the provisions SFAS 157 and FSP FAS 157-3, respectively, for financial assets and financial liabilities reported or disclosed at fair value. The adoption of SFAS 157 and FSP FAS 157-3 for financial assets and liabilities did not have a material impact on the consolidated financial statements.

(3)	Acquisition of Tyco Printed Circuit Group

On October 27, 2006, the Company acquired substantially all of the assets of the Printed Circuit Group business unit of Tyco International Ltd. The Tyco Printed Circuit Group (PCG) is a leading producer of complex, high performance and specialty PCBs, one of the major suppliers of aerospace/defense PCBs in North America, and a provider of backplane and sub-assembly services for both standard and specialty products in defense and commercial operations. These factors contributed to establishing the purchase price, which resulted in the recognition of $66,072 of goodwill, $53,865 of which is expected to be deductible for income taxes. The purchase price was $226,784 in cash, which included adjustments of $1,184 for working capital and capital expenditures. The total cost of the acquisition, including transaction fees and expenses, was approximately $236,970, which included $6,050 in cash acquired.

The following sets forth the allocation of the purchase consideration:

(In thousands)

Cash	$6,050
Other current assets	132,945
Property, plant and equipment	83,886
Intangible assets	17,470
Goodwill	66,072
Other non-current assets	318
Liabilities assumed	(69,771)

Net assets acquired	$236,970

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was initially recorded as goodwill in the amount of $52,474. During 2007, goodwill was adjusted to reflect a decrease in the fair value of accounts receivable, net, by $501 as a result of additional information received regarding fair value of certain receivables; a decrease in property, plant and equipment by $13,850 due to completion of the compilation and appraisal of property and equipment acquired at all plants; and a reduction of certain liabilities assumed in the amount of $753. As a result of these changes in purchase price allocations, the Company recorded a net increase to goodwill of $13,598. The allocation of the purchase consideration provided above reflects the final asset allocation of the purchase price.

The Company recorded as a cost of the acquisition involuntary employee severance and other exit activity liabilities of $3,225 associated with its plan to close the PCG Dallas, Oregon facility, which is part of the PCB Manufacturing segment, and terminate certain sales employees of the acquired business. Prior to completing the acquisition, the Company finalized its plan to close this facility. Production was ceased at the Dallas, Oregon facility during the second quarter of 2007 and the Company commenced the process of selling the building and certain assets. Accordingly, the Company has classified the Dallas, Oregon facility as held for sale. See Note 4 for information regarding the impairment of this asset during the fourth quarter 2008.

Additionally during 2006, the Company recorded a charge of $199 to establish a restructuring reserve for a corporate realignment. All amounts accrued as of December 31, 2006, included in other accrued expenses, were paid during 2007. The Company has no further obligation related to such exit or corporate realignment activities.

The unaudited pro forma information below presents the results of operations for 2006 as if the PCG acquisition occurred at the beginning of the 2006 period, after giving effect to certain adjustments, including depreciation and amortization of tangible and intangible assets, removal of expenses related to assets not acquired and liabilities not assumed, inclusion of interest expense and amortization of deferred financing costs related to the acquisition debt and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the 2006 period presented or of the results which may occur in the future.

2006
(In thousands, except
per share data)

Net sales	$717,406
Net income	25,535
Basic earnings per share	$0.62
Diluted earnings per share	$0.60

(4)	Impairment of Goodwill and Long-Lived Assets

During the fourth quarter of 2008, the Company recorded impairment charges of $123,322, consisting of a goodwill impairment of $117,018 and a long-lived asset impairment of $6,304. These charges are presented as impairment of goodwill and long-lived assets in the consolidated statements of operations

The goodwill impairment, which relates to the PCB Manufacturing operating segment, was incurred when the operating segment’s carrying value exceeded its fair value during the Company’s annual goodwill impairment test. In conjunction with the testing, the Company considered factors such as a weakening economy, reduced expectations for future cash flows coupled with a decline in the market price of the company’s stock and market capitalization for a sustained period, as indicators for potential goodwill impairment. See Note 7 for additional information regarding the impairment of goodwill.

The long-lived asset impairment relates to the Company’s Oregon, Washington, and Hayward, California production facilities. Following the Company’s acquisition of PCG and subsequent closure of the Oregon facility, the Company has held this facility as an asset held for sale since June 30, 2007. As a result of the facility being held

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

for sale for an extended period of time and in consideration of real estate market conditions, the Company recorded an asset impairment charge of $1,750 as of December 31, 2008 to reduce the carrying value to $3,250 which represents its current estimate of fair value less costs to sell. The Company continues to actively market this facility at a price that is indicative of the facility’s intent and ability to sell. Additionally, the Company determined that certain long-lived assets of its Hayward, California production facility, which is part of the Backplane Assembly operating segment, was impaired by $2,746 due to slower growth and lower future production expectations. Finally, as a result of the Company’s January 15, 2009 announcement of its plan to close the Washington production facility, the Company determined that approximately $1,808 of this facility’s long-lived assets were impaired. The Washington production facility is part of the PCB Manufacturing operating segment.

If forecasts and assumptions used to support the realizability of goodwill and other long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company’s results of operations and financial condition.

(5)	Short-Term Investments

Short-term investments are comprised of an investment in the Primary Fund, a money market fund that has suspended redemptions and is being liquidated. The Company records these investments as trading securities and at fair market value in accordance with SFAS 115.

The original cost of this investment was $20,101 and was originally classified as cash and cash equivalents on the Company’s consolidated balance sheet. However, in the third quarter 2008, the net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holding of debt securities issued by Lehman Brothers Holdings, Inc., which filed bankruptcy on September 15, 2008. As a result, the Company recorded a $579 loss, included in other, net in the Company’s consolidated statement of operations, to recognize its pro rata share of the estimated loss in this investment.

The Company has requested redemption of its investment in the Primary Fund and during the fourth quarter of 2008 received partial distribution of funds in the amount of $15,865. The Company expects continued distribution to occur as the Primary Fund’s assets mature or are sold. The Company expects to receive substantially all of its remaining holdings in the Primary Fund. The Company classified its investment in the Primary Fund as a short-term investment on the Company’s consolidated balance sheet. At December 31, 2008, the fair value of the Company’s remaining investment in the Primary Fund was $3,657, (Note 11). Subsequent to December 31, 2008, the Company received another partial distribution of funds in the amount of $1,335.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(6)	Composition of Certain Consolidated Financial Statement Captions

	December 31,
	2008	2007
	(In thousands)

Inventories:
Raw materials	$25,998	$23,386
Work-in-process	36,290	35,700
Finished goods	8,723	6,589

	$71,011	$65,675

Property, plant and equipment, net:
Land	$10,650	$10,083
Buildings and improvements	53,423	46,296
Machinery and equipment	147,857	138,383
Construction-in-progress	2,887	4,119
Furniture and fixtures	658	610
Automobiles	367	291

	215,842	199,782
Less: Accumulated depreciation	(100,911)	(76,135)

	$114,931	$123,647

Debt issuance costs	$5,751	$6,062
Less: Accumulated amortization	(454)	(3,867)

	$5,297	$2,195

Other accrued expenses:
Interest	$711	$829
Mark-to-market value on derivative	—	1,021
Professional fees	193	1,650
Other	1,481	2,364

	$2,385	$5,864

(7)	Goodwill and Definite-lived Intangibles

As of December 31, 2008 and 2007, goodwill by operating segment and the components of definite-lived intangibles were as follows:

Goodwill

			Foreign
	December 31,	Goodwill	Currency	December 31,
	2007	Impairment	Rate Change	2008
	(In thousands)

PCB Manufacturing	$117,018	$(117,018)	$—	$—
Backplane Assembly	13,108	—	1,041	14,149

	$130,126	$(117,018)	$1,041	$14,149

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

		Purchase	Foreign
	December 31,	Price	Currency	December 31,
	2006	Adjustments	Rate Change	2007
	(In thousands)

PCB Manufacturing	$103,669	$13,349	$—	$117,018
Backplane Assembly	11,958	249	901	13,108

	$115,627	$13,598	$901	$130,126

During the fourth quarter of 2008, the Company performed its annual goodwill impairment test. In performing step one of the annual impairment test, the Company determined the fair value of its operating segments based on a combination of discounted cash flow analysis and market approach and incorporated factors such as a weakening economy, reduced expectations for future cash flows coupled with a decline in the market price of the Company’s stock and market capitalization for a sustained period, as indicators for potential goodwill impairment. The failure of step one of the goodwill impairment test triggered a step two impairment test for the PCB Manufacturing operating segment only. As a result of step two impairment testing, the Company determined the implied fair value of PCB Manufacturing operating segment’s goodwill and concluded that the carrying value of goodwill for this operating segment exceeded its implied fair value as of December 31, 2008. Accordingly, an impairment charge of $117,018 was recognized in the fourth quarter of 2008. A tax benefit has been recognized on a portion of this goodwill impairment. See Note 10 for further details on the tax impact of the goodwill impairment.

There was no impairment recorded for the years ended December 31, 2007 and 2006.

The increase in goodwill at December 31, 2007, was the result of the completion of the purchase price allocation related to the October 2006 PCG acquisition (Note 3). Goodwill was adjusted to reflect final fair values of certain receivables, property, plant and equipment and certain liabilities assumed. As a result of these changes in purchase price allocations, the Company recorded a net increase to goodwill of $13,598 during 2007.

Goodwill in the Backplane Assembly operating segment includes the activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflects a foreign currency rate change.

Definite-lived Intangibles

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
	(In thousands)				(years)

December 31, 2008:
Strategic customer relationships	$35,429	$(17,410)	$253	$18,272	12.0
Customer backlog	70	(71)	1	—	0.7
Licensing agreement	350	(292)	—	58	3.0

	$35,849	$(17,773)	$254	$18,330

December 31, 2007:
Strategic customer relationships	$35,429	$(13,610)	$134	$21,953	12.0
Customer backlog	70	(71)	1	—	0.7
Licensing agreement	350	(175)	—	175	3.0

	$35,849	$(13,856)	$135	$22,128

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The definite-lived intangibles related to strategic customer relationships and customer backlog include the activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflects a foreign currency rate change.

Amortization expense was $3,917, $4,242 and $1,903 in 2008, 2007 and 2006, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold. Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)

2009	$3,499
2010	3,165
2011	3,019
2012	2,754
2013	2,688

$15,125

(8)	Convertible Senior Notes

In May 2008, the Company issued 3.25% Convertible Senior Notes (Convertible Notes) due May 15, 2015, in a public offering for an aggregate principal amount of $175,000. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The Company received proceeds of $169,249 after the deduction of offering expenses of $5,751. These offering expenses are being amortized to interest expense over the term of the Convertible Notes.

Conversion

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of December 31, 2008, none of the conversion criteria had been met.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Convertible Note Hedge and Warrant Transaction

In connection with the issuance of the Convertible Notes, the Company entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to the Company’s common stock. The convertible note hedge, which cost an aggregate $38,257 and was recorded, net of tax, as a reduction of additional paid-in capital, consists of the Company’s option to purchase up to 10,963 common stock shares at a price of $15.96 per share. This option expires on May 15, 2015 and can only be executed upon the conversion of the above mentioned Convertible Notes. Additionally, the Company sold warrants to purchase 10,963 shares of the Company’s common stock at a price of $18.15. This warrant transaction expires on August 17, 2015. The proceeds from the sale of warrants of $26,197 was recorded as an addition to additional paid-in capital. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of the Company’s common stock.

(9)	Long-term Debt and Credit Agreement

The following table summarizes the long-term debt of the Company as of December 31, 2008 and 2007:

	2008	2007
	(In thousands)

Senior secured term loan	$—	$85,000
Less current maturities	—	(40,000)

Long-term debt, less current maturities	$—	$45,000

In May 2008, the Company paid in full all outstanding balances, terminated all letter of credit arrangements and the related interest rate swap associated with the Credit Agreement consisting of a $200,000 senior secured term loan and a $40,000 senior secured revolving loan facility. The Company has no further obligation or commitment related to this Credit Agreement. Upon termination of the interest rate swap, the Company realized a loss on settlement of $1,194 for the year ended December 31, 2008. The loss was recorded as a component of other, net in the consolidated statements of operations. Additionally, the impact of the interest rate swap to interest expense during the years ended December 31, 2008 and 2007 was a charge of $331 and a benefit of $59, respectively. There was no impact on interest expense for the year ended December 31, 2006.

(10)	Income Taxes

The components of (loss) income before taxes for the years ended December 31, 2008, 2007 and 2006 are:

	2008	2007	2006
	(In thousands)

United States	$(67,329)	$44,415	$55,374
Foreign	8,616	6,853	728

(Loss) income before taxes	$(58,713)	$51,268	$56,102

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of the benefit (provision) for income taxes for the years ended December 31, 2008, 2007 and 2006 are:

	2008	2007	2006
	(In thousands)

Current benefit (provision):
Federal	$(9,755)	$(12,009)	$(14,099)
State	(2,203)	(1,861)	(1,911)
Foreign	(1,625)	(884)	(128)

Total current	(13,583)	(14,754)	(16,138)

Deferred benefit (provision):
Federal	31,451	(5,021)	(3,411)
State	5,501	3,220	(1,503)
Foreign	74	(30)	(11)

Total deferred	37,026	(1,831)	(4,925)

Total benefit (provision)	$23,443	$(16,585)	$(21,063)

The following is a reconciliation between the statutory federal income tax rates and the Company’s effective income tax rates for the years ended December 31, 2008, 2007 and 2006, which are derived by dividing the income tax benefit (provision) by the income (loss) before income taxes:

	2008	2007	2006

Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit and state tax credits	3.6	(3.0)	(4.2)
Domestic production activities deduction	1.2	1.4	1.7
Decrease in valuation allowance	—	4.7	0.2
Other	0.1	(0.4)	(0.2)

Total benefit (provision) for income taxes	39.9%	(32.3)%	(37.5)%

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)

Deferred tax assets:
Goodwill and intangible amortization	$37,331	$11,577
Reserves and accruals	5,759	6,149
Net operating loss carryforwards	7	17
State tax credit carryforwards, net of federal benefit	2,856	2,439
Stock-based compensation	1,962	1,090
Original issue discount on Convertible Notes	13,597	—
Unrealized loss on derivatives	—	386

	61,512	21,658
Deferred tax liabilities:
Goodwill and intangible asset amortization	—	(14,711)
Property, plant and equipment basis differences	(2,491)	(388)
Repatriation of foreign earnings	(4,336)	(2,150)

Net deferred income tax assets	$54,685	$4,409

Deferred tax asset (liability):
Current portion	$5,502	$6,097
Long-term portion	49,183	(1,688)

At December 31, 2008 the Company’s multiple state net operating loss carryforwards for income tax purposes were approximately $230. If not utilized, the state net operating loss carryforwards will begin to expire in 2018. At December 31, 2008, the Company’s state tax credit carryforwards were approximately $4,395 and have no expiration date.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. As a result, the Company has determined that a valuation allowance is not necessary.

Upon adoption of FIN 48 on January 1, 2007, the Company recorded a decrease in the liability for unrecognized tax benefits of $338 and an increase to retained earnings of $338 representing the cumulative effect of the change in accounting principle. No change was recorded in the deferred income tax asset accounts. In

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

accordance with the adoption, a reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	2008	2007
	(In thousands)

Balance at January 1	$346	$346
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Lapse of statute	(251)	—
Settlements	—	—

Balance at December 31	$95	$346

At December 31, 2008 and 2007, the Company classified $116 and $373, respectively, of total unrecognized tax benefits, which includes accrued interest and penalties of $21 and $27, net of tax benefits for 2008 and 2007, respectively, as a component of other long-term liabilities. This represents the amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. As of December 31, 2008, the 2002 — 2007 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions.

(11)	Financial Instruments

In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in U.S. interest rates.

Fair Value of Financial Instruments

At December 31, 2008 and 2007, the Company’s financial instruments included cash and cash equivalents, short-term investments, accounts receivable, accounts payable, derivatives, convertible senior notes and long-term debt. The carrying amount of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Short-term investments	$3,657	$3,657	—	—
Convertible senior notes	175,000	87,553	—	—
Long-term debt	—	—	$85,000	$84,150
Interest rate swap derivative	—	—	1,021	1,021

The fair value of the convertible senior notes and the long-term debt was estimated based on quoted market prices at year end. The carrying amount of the Company’s derivative financial instruments was adjusted to fair value and represents the amount the Company would pay to terminate the derivative taking into account current market quotes and the current creditworthiness of the counterparty.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measures

The Company discloses fair value measures for its financial assets and financial liabilities reported or disclosed at fair value in accordance with SFAS 157. SFAS 157 establishes the following hierarchy for categorizing inputs used to measure fair value:

Level 1 — Quoted market prices in active markets for identical assets or liabilities;

Level 2 — Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and

Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

At December 31, 2008, the following financial asset was measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	December 31,	Level 1	Level 2	Level 3
	2008	Inputs	Inputs	Inputs
	(In thousands)

Short-term investments	$3,657	—	—	$3,657

The Company values its short-term investments using the market approach which utilizes prices and other relevant information generated by market transactions involving identical or similar comparable investments.

Fair Value Measurement
using Unobservable
Inputs (Level 3)
(In thousands)

Beginning balance at December 31, 2007	$—
Transfers to level 3	20,101
Changes in fair value included in earnings	(579)
Settlement	(15,865)

Ending Balance at December 31, 2008	$3,657

Losses included in earnings attributable to a change in unrealized losses relating to assets still held at December 31, 2008	$(579)

Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated in the computer and electronics instrumentation and aerospace/defense industries, and some of which are located outside the United States. The Company performs ongoing credit evaluations of customers and generally does not require collateral. The Company also considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

As of December 31, 2008 and 2007, the 10 largest customers in the aggregate accounted for 58% and 49%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(12)	Commitments and Contingencies

Operating Leases

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

The following is a schedule of future minimum lease payments as of December 31, 2008:

Operating Leases
(In thousands)

2009	$3,312
2010	1,771
2011	517
2012	346
2013	163
Thereafter	1,061

Total minimum lease payments	$7,170

Total rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $4,598, $4,108, and $1,051, respectively.

Legal Matters

Prior to the Company’s acquisition of PCG, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of December 31, 2008, one recycling system was complete and placed into operation, and approximately $742 remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.

The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at December 31, 2008 and 2007.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state and federal environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards. Management believes that its facilities comply in all material respects with environmental laws and regulations. The Company has in the past received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at two Connecticut sites, and the ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The Company has also investigated a third Connecticut site as a result of the PCG acquisition under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs of approximately $908 and $879 as of December 31, 2008 and 2007, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none is estimated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation, and monitoring of results achieved. As of December 31, 2008, the Company anticipates paying these costs ratably over the next 12 to 84 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

Standby Letters of Credit

The Company maintains two letters of credit: a $1,000 standby letter of credit expiring May 1, 2009 related to the lease of one of its production facilities and a $764 standby letter of credit expiring December 31, 2009 associated with its insured workers compensation program.

(13)	Stock-Based Compensation Plans

In 2006, the Company adopted the 2006 Incentive Compensation Plan (the Plan). The Plan provides for the grant of incentive stock options, as defined by the Internal Revenue Code (the Code), and nonqualified stock options to our key employees, non-employee directors and consultants. Other types of awards such as restricted stock units (RSUs) and stock appreciation rights are also permitted under the Plan. This Plan allows for the issuance of 6,873 shares through the Plan’s expiration date of June 22, 2016. Prior to the adoption of the Plan, the Company adopted the Amended and Restated Management Stock Option Plan (the Prior Plan) in 2000. The Prior Plan provided for the grant of incentive stock options, as defined by the Code, and nonqualified stock options to our key employees, non-employee directors and consultants. Awards under the Plan and the Prior Plan may constitute “qualified performance-based compensation” as defined in Section 162(m) of the Code. Under both the Plan and the Prior Plan, the exercise price is determined by the compensation committee of the Board of Directors and, for options intended to qualify as incentive stock options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, generally four years for employees and three or four years for non-employee directors. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. Awards under the Prior Plan ceased as of June 22, 2006. As of December 31, 2008, of the 2,110 options outstanding, 488 options were issued under the Plan and 1,622 options were issued under the Prior Plan. Additionally, 818 RSUs were outstanding under the Plan as of December 31, 2008,

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

which included 23 vested but not yet released RSUs associated with non-employee directors. RSUs will vest over three years for employees and one year for non-employee directors and do not have voting rights.

Upon the exercise of outstanding stock options or vesting of RSUs, the Company’s practice is to issue new registered shares that are reserved for issuance under the Plan and Prior Plan.

Stock option awards granted were estimated to have a weighted average fair value per share of $6.81 and $7.33 for the years ended December 31, 2008 and 2006, respectively. No stock options were granted by the Company in 2007. The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2008 and 2006 the following assumptions were used in determining the fair value:

	2008	2006

Risk-free interest rate	2.9%	4.7%
Dividend yield	—%	—%
Expected volatility	69%	65%
Expected term in months	66	54

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

Option activity under the Plan for the year ended December 31, 2008, was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	(In thousands)		(In years)	(In thousands)

Outstanding at December 31, 2007	2,299	$11.97	6.4
Granted	110	11.10
Exercised	(277)	8.74
Forfeited/expired	(22)	11.97

Outstanding at December 31, 2008	2,110	$12.35	5.6	$154

Vested and expected to vest at December 31, 2008	2,047	$12.36	5.6	$154

Exercisable at December 31, 2008	1,578	$12.51	4.9	$154

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $1,433, $1,756 and $5,659, respectively. The total fair value of the options vested for the years ended December 31, 2008, 2007, and 2006 was $1,836, $2,061 and $832, respectively. As of December 31, 2008, $2,340

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.8 years.

A summary of options outstanding and options exercisable as of December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In thousands)	(Years)		(In thousands)

$2.76-$4.99	78	4.1	$3.27	78	$3.27
$5.00-$9.99	327	6.1	7.98	250	8.05
$10.00-$14.99	1,246	6.2	12.60	881	13.05
$15.00 and over	459	3.9	16.32	369	16.20

	2,110	5.6	$12.35	1,578	$12.51

RSU activity for the year ended December 31, 2008, was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Non-vested RSUs outstanding at December 31, 2007	487	$10.75
Granted	506	11.43
Vested	(177)	10.95
Forfeited	(21)	10.95

Non-vested RSUs outstanding at December 31, 2008	795	$11.13

Vested and expected to vest at December 31, 2008	750	$11.19

The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date. As of December 31, 2008, $5,273 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 0.9 years.

For the years ended December 31, 2008, 2007 and 2006 the amounts recognized in the consolidated financial statements with respect to the stock-based compensation plan are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of goods sold	$1,342	$950	$479
Selling and marketing	405	175	130
General and administrative	3,329	2,236	944

Stock-based compensation expense recognized	5,076	3,361	1,553
Income tax benefit recognized	(1,713)	(1,015)	(196)

Total stock-based compensation expense after income taxes	$3,363	$2,346	$1,357

Many of the Company’s stock option awards are intended to qualify as incentive stock options as defined by the Code. Upon the future exercise of incentive stock options which were vested as of December 31, 2005, the Company may become entitled to a deduction in its tax returns under certain circumstances; however, the value of this deduction will be recorded as an increase to additional paid-in capital and not as an income tax benefit. For the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

year ended December 31, 2008, 2007 and 2006, a tax benefit of $313, $442 and $1,707, respectively, related to fully vested stock option awards exercised and vested restricted stock units was recorded as an increase to additional paid-in capital.

(14)	Employee Benefit Plan

The Company has a 401(k) savings plan (the Savings Plan) in which all eligible full-time employees could participate and contribute a percentage of compensation subject to the maximum allowed by the Code. The Savings Plan provides for a matching contribution of employee contributions up to 5%; 100% up to the first 3% and 50% of the following 2% of employee contributions. The Company recorded contributions under the Savings Plan of $4,265, $3,687 and $1,031 during the years ended December 31, 2008, 2007 and 2006, respectively.

(15)	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations related to the restoration of its leased manufacturing facilities to shell condition upon termination of the leases in place at those facilities and for removal of asbestos at its owned Stafford, Connecticut and Santa Clara, California manufacturing plants. These obligations were acquired in connection with the Company’s October 2006 acquisition of PCG (Note 3). Activity related to asset retirement obligations for the year ended December 31, 2008 and 2007, consists of the following and is included in other long-term liabilities:

(In thousands)

Asset retirement obligations at December 31, 2006	$962
Accretion expense	60

Asset retirement obligations at December 31, 2007	1,022
Adjustment to estimate	302
Accretion expense	60

Asset retirement obligations at December 31, 2008	$1,384

(16)	Preferred Stock

The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of December 31, 2008, no shares of preferred stock are outstanding.

(17)	Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources. The Company has two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are each managed separately as they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates PCBs, and Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes and subsystem assemblies.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Assembly segment, have been eliminated. Reportable segment assets exclude short-term investments, which are managed centrally.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net Sales:
PCB Manufacturing	$590,515	$578,840	$353,734
Backplane Assembly	124,048	124,337	22,357

Total sales	714,563	703,177	376,091
Inter-company sales	(33,582)	(33,719)	(6,775)

Total net sales	$680,981	$669,458	$369,316

Operating Segment Income (Loss):
PCB Manufacturing	$(52,724)	$59,340	$55,561
Backplane Assembly	6,667	8,366	1,376

Total operating segment (loss) income	(46,057)	67,706	56,937
Amortization of definite-lived intangibles	(3,799)	(4,126)	(1,903)

Total operating (loss) income	(49,856)	63,580	55,034
Total other (expense) income	(8,857)	(12,312)	1,068

(Loss) income before income taxes	$(58,713)	$51,268	$56,102

Depreciation Expense:
PCB Manufacturing	$19,453	$22,089	$11,751
Backplane Assembly	1,855	683	427

Total depreciation expense	$21,308	$22,772	$12,178

Capital Expenditures:
PCB Manufacturing	$17,435	$15,250	$13,763
Backplane Assembly	456	347	186

Total capital expenditures	$17,891	$15,597	$13,949

During the fourth quarter of 2008, the Company recorded a goodwill impairment charge of $117,018 related to its PCB Manufacturing operating segment. Additionally, the Company recorded or charge of $3,558 for its PCB manufacturing operating segment and $2,746 for its Backplane Assembly operating segment for the impairment of long-lived assets during the fourth quarter of 2008. (Note 4)

	As of December 31,
	2008	2007	2006
	(In thousands)

Segment Assets:
PCB Manufacturing	$484,549	$470,000	$497,206
Backplane Assembly	68,044	28,798	65,496
Unallocated corporate assets	3,657	—	10,996

Total assets	$556,250	$498,798	$573,698

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company markets and sells its products in approximately 40 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of net sales. Net sales and long-lived assets are as follows:

	2008		2007		2006
		Long-Lived		Long-Lived		Long-Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
	(In thousands)

United States	$504,294	$130,298	$501,468	$259,622	$250,383	$277,187
China	85,114	17,112	57,774	16,269	—	—
Malaysia	32,331	—	39,382	—	44,987	—
Other	59,242	—	70,834	10	73,946	15,512

Total	$680,981	$147,410	$669,458	$275,901	$369,316	$292,699

For the year ended December 31, 2008, one customer, Flextronics, accounted for 12% of the Company’s net sales. For the year ended December 31, 2007, there were no customers which accounted for 10%, or greater, of the Company’s net sales. For the year ended December 31, 2006, two customers, Solectron and Celestica, accounted for 20% and 10%, respectively, of the Company’s net sales.

Sales to our 10 largest customers were 50%, 44% and 53% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

(18)	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands, except per share amounts)

Net (loss) income	$(35,270)	$34,683	$35,039

Weighted average shares outstanding	42,681	42,242	41,740
Dilutive effect of options and restricted stock units	—	326	555

Diluted shares	42,681	42,568	42,295

(Loss) earnings per share:
Basic	$(0.83)	$0.82	$0.84

Dilutive	$(0.83)	$0.81	$0.83

For the year ended December 31, 2008, potential shares of common stock, consisting of stock options to purchase approximately 2,110 shares of common stock at exercise prices ranging from $2.76 to $16.82 per share and 818 restricted stock units, were not included in the computation of diluted earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive. For the years ended December 31, 2007 and 2006, stock options and restricted stock units to purchase 1,926 and 1,520 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the year and, therefore, the effect would be anti-dilutive.

Additionally, for the year ended December 31, 2008, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the Company incurred a loss from operations and, as a result, the impact would be anti-dilutive.

(19)	Metal Reclamation

During the first quarter of 2008, the Company recognized $3,700 of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, the Company discovered that the vendor had inaccurately compensated the Company for gold reclamations over the last several years.

(20)	Subsequent Event

On January 15, 2009, the Company announced its plan to close its Redmond, Washington facility and lay off approximately 370 employees at this site. In addition, the Company laid off about 140 employees at various other U.S. facilities. As a result, the Company expects to record approximately $2,800 in separation and other exit costs related to this restructuring primarily in the first quarter of 2009. In addition to transferring assets to other sites, the Company expects to sell some of the Redmond facility property, plant and equipment. The plant closure and headcount reductions are primarily due to the global economic downturn, which has weakened demand for commercial PCBs.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

Under date of March 13, 2009, we reported on the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the Company’s 2008 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2008 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes”.

/s/  KPMG LLP

Salt Lake City, Utah
March 13, 2009

S-1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006

			Additions
	Balance at	Additions for	Charged to
	Beginning	Acquisition of	Costs and		Balance at
Description	of Year	PCG	Expenses	Deductions	End of Year
	(In thousands)

Year ended December 31, 2008
Allowance for doubtful accounts	$2,023	$—	$112	$(515)	$1,620
Allowance for sales credits	3,681	—	4,488	(4,878)	3,291
Allowance for excess and obsolete inventories	4,383	—	932	(1,169)	4,146
Year ended December 31, 2007
Allowance for doubtful accounts	$2,758	$959	$151	$(1,845)	$2,023
Allowance for sales credits	4,443	(86)	8,110	(8,786)	3,681
Allowance for excess and obsolete inventories	6,428	—	1,160	(3,205)	4,383
Year ended December 31, 2006
Allowance for doubtful accounts	$926	$1,762	$95	$(25)	$2,758
Allowance for sales credits	3,168	1,934	3,308	(3,967)	4,443
Allowance for excess and obsolete inventories	1,036	5,757	313	(678)	6,428

S-2

INDEX TO EXHIBITS

Exhibit
Number	Exhibits

1.1	Underwriting Agreement, dated May 8, 2008, among the Registrant, J.P. Morgan Securities Inc. and UBS Securities LLC.(1)
2.1	Form of Plan of Reorganization.(2)
2.2	Stock and Asset Purchase Agreement by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG, and TTM (Ozarks) Acquisition, Inc. dated as of August 2, 2006.(3)
3.1	Registrant’s Certificate of Incorporation.(4)
3.2	Registrant’s Second Amended and Restated Bylaws.(5)
4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company.(1)
4.2	Supplemental Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company.(1)
4.2	Form of Registrant’s common stock certificate.(4)
10.1	Call Option Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(1)
10.2	Warrant Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(1)
10.3	Call Option Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and UBS AG.(1)
10.4	Warrant Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and UBS AG.(1)
10.5	Call Option Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(2)
10.6	Warrant Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(2)
10.7	Call Option Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and UBS AG.(2)
10.8	Warrant Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and UBS AG.(2)
10.9	Employment Agreement dated as of December 31, 2005 between the Registrant and Kenton K. Alder.(7)
10.10	Form of Executive Change in Control Severance Agreement and schedule of agreements entered into on December 1, 2005.(7)
10.11	Employment Agreement dated as of October 28, 2006 between the Registrant and Douglas L. Soder.(8)
10.12	2006 Incentive Compensation Plan.(8)
10.13	Form of Stock Option Agreement.(8)
10.14	Form of Restricted Stock Unit Award Agreement.(8)
10.15	Form of Indemnification Agreement with directors.(2)
21.1	Subsidiaries of the Registrant.(8)
23.1	Consent of KPMG LLP, independent registered public accounting firm.(9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(9)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(9)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the Commission) on May 14, 2008.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 4, 2006.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on February 19, 2009.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 22, 2008.

(7)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 15, 2006.

(8)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(9)	Filed herewith.