Form 10-Q
period 2009-03-30
TTM TECHNOLOGIES INC
filed 2009-05-11
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2009
Commission File Number: 0-31285
TTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	91-1033443
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2630 South Harbor Boulevard, Santa Ana, California 92704
(Address of principal executive offices)
(714) 327-3000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of common stock, $0.001 par value, of registrant outstanding at May 1, 2009: 43,113,905

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of March 30, 2009 and December 31, 2008

	March 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
		As Adjusted
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$161,839	$148,465
Short-term investments	2,322	3,657
Accounts receivable, net of allowances of $4,450 in 2009 and $4,911 in 2008	108,157	115,232
Inventories	69,012	71,011
Prepaid expenses and other current assets	2,564	2,581
Income taxes receivable	3,575	3,432
Asset held for sale	3,250	3,250
Deferred income taxes	5,502	5,502

Total current assets	356,221	353,130
Property, plant and equipment, net of accumulated depreciation of $106,079 in 2009 and $100,911 in 2008	112,187	114,931
Debt issuance costs, net	3,922	4,044
Deferred income taxes	32,862	34,329
Goodwill	14,121	14,149
Definite-lived intangibles, net of accumulated amortization of $18,695 in 2009 and $17,773 in 2008	17,439	18,330
Deposits and other non-current assets	2,030	1,327

	$538,782	$540,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,437	$48,750
Accrued salaries, wages and benefits	18,137	21,596
Other accrued expenses	4,136	2,422

Total current liabilities	67,710	72,768

Convertible senior notes, net of discount	136,118	134,914
Other long-term liabilities	2,571	2,522

Total long-term liabilities	138,689	137,436

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 43,111 and 42,811 shares issued and outstanding in 2009 and 2008, respectively	43	43
Additional paid-in capital	210,364	209,401
Retained earnings	118,853	117,426
Accumulated other comprehensive income	3,123	3,166

Total stockholders’ equity	332,383	330,036

	$538,782	$540,240

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter Ended March 30, 2009 and March 31, 2008

	Quarter Ended
	March 30,	March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per
	share data)

Net sales	$148,997	$174,071
Cost of goods sold	124,720	136,469

Gross profit	24,277	37,602

Operating (income) expenses:
Selling and marketing	7,178	7,714
General and administrative	8,404	8,205
Amortization of definite-lived intangibles	860	947
Restructuring charges	2,460	—
Impairment of long-lived assets	343	—
Metal reclamation	—	(3,700)

Total operating expenses	19,245	13,166

Operating income	5,032	24,436

Other income (expense):
Interest expense	(2,715)	(1,835)
Interest income	99	143
Other, net	(108)	141

Total other expense, net	(2,724)	(1,551)

Income before income taxes	2,308	22,885
Income tax provision	(881)	(8,513)

Net income	$1,427	$14,372

Basic earnings per share	$0.03	$0.34

Diluted earnings per share	$0.03	$0.34

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Quarter Ended March 30, 2009 and March 31, 2008

	Quarter Ended
	March 30,	March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$1,427	$14,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	4,874	5,280
Amortization of definite-lived intangible assets	888	977
Amortization of convertible notes debt discount and related debt issuance costs	1,325	338
Non-cash interest imputed on other long-term liabilities	38	31
Income tax benefit from restricted stock units released and common stock options exercised	644	(31)
Deferred income taxes	1,494	2,095
Stock-based compensation	1,607	991
Impairment of long-lived assets	343	—
Net (gain) loss on sale of property, plant and equipment	(8)	135
Changes in operating assets and liabilities:
Accounts receivable, net	7,035	1,093
Inventories	1,983	(7,640)
Prepaid expenses and other current assets	17	(468)
Income taxes receivable	(180)	2,237
Accounts payable	(2,877)	6,282
Accrued salaries, wages and benefits and other accrued expenses	(2,337)	1,089

Net cash provided by operating activities	16,273	26,781

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(3,589)	(3,514)
Proceeds from sale of property, plant and equipment	10	65
Proceeds from redemption of short-term investments	1,335	—

Net cash used in investing activities	(2,244)	(3,449)

Cash flows from financing activities:
Principal payments on long-term debt	—	(10,000)
Proceeds from exercise of common stock options	—	120
Excess income tax benefit from restricted stock units released and common stock options exercised	(644)	31

Net cash used in financing activities	(644)	(9,849)

Effect of foreign currency exchange rates on cash and cash equivalents	(11)	405

Net increase in cash and cash equivalents	13,374	13,888
Cash and cash equivalents at beginning of period	148,465	18,681

Cash and cash equivalents at end of period	$161,839	$32,569

Supplemental cash flow information:
Cash paid for interest	$—	$1,515
Cash paid for income taxes	208	552
Supplemental disclosures of non-cash investing and financing activities:
As of March 30, 2009 and March 31, 2008, accrued purchases of equipment totaled $1,064 and $1,399, respectively.
The Company recognized an unrealized loss on derivative instruments of $471, net of tax for the quarter ended March 31, 2008.
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
The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The quarter ended March 30, 2009 and March 31, 2008 contained 89 days and 91 days, respectively.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements - (Continued)
(2) Change in Method of Accounting for Convertible Senior Notes
On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, FSP APB 14-1 requires retrospective application back to the issuance date of convertible debt, which for the Company was May 2008. As a result of retrospective application the Company recorded a decrease in retained earnings of $1,641 primarily reflecting the after-tax impact of higher interest expense for the year ended December 31, 2008 as summarized below:
Balance Sheet

	December 31, 2008
			Adjusted as
	As		a result of
	Originally	Effect of	the Adoption
	Reported	Change	of APB 14-1

Debt issuance costs, net	5,297	(1,253)	4,044
Deferred income taxes	49,183	(14,854)	34,329
Deposits and other non-current assets	1,230	97	1,327

Total Assets	$556,250	$(16,010)	$540,240

Other accrued expenses	2,385	37	2,422
Convertible senior notes, net of discount	175,000	(40,086)	134,914

Total Liabilities	250,253	(40,049)	210,204

Additional paid-in capital	183,721	25,680	209,401
Retained earnings	119,067	(1,641)	117,426

Total stockholders’ equity	305,997	24,039	330,036

	$556,250	$(16,010)	$540,240

Further, the implementation of FSP APB 14-1 increased interest expense by approximately $1,096, decreased net income by $678, and decreased basic and dilutive earnings per share by $0.02 for the quarter ended March 30, 2009. The adoption of FSP APB 14-1 did not affect interest expense, net income or earnings per share for the quarter ended March 31, 2008 as the Company did not enter into the convertible debt arrangement until May 2008. See Note 5.
(3) Short-Term Investments
Short-term investments are comprised of an investment in The Reserve Primary Fund (Primary Fund), a money market fund that has suspended redemptions and is being liquidated. The Company records these investments as trading securities and at fair market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115).

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements - (Continued)
The Company has requested redemption of its remaining investment in the Primary Fund and during the first quarter of 2009 received an additional distribution of funds in the amount of $1,335. The Company expects continued distribution to occur as the Primary Fund’s assets mature or are sold. The Company expects to receive substantially all of its remaining holdings in the Primary Fund. The Company classified its investment in the Primary Fund as a short-term investment on the Company’s condensed consolidated balance sheet at March 30, 2009 and December 31, 2008. At March 30, 2009 and December 31, 2008, the fair value of the Company’s remaining investment in the Primary Fund was $2,322 and $3,657, respectively. See Note 8.
Subsequent to March 30, 2009, the Company received an additional distribution of funds in the amount of $903.
(4) Inventories
Inventories as of March 30, 2009 and December 31, 2008 consist of the following:

	March 30,	December 31,
	2009	2008
	(In thousands)
Raw materials	$26,226	$25,998
Work-in-process	34,766	36,290
Finished goods	8,020	8,723

	$69,012	$71,011

(5) Convertible Senior Notes
In May 2008, the Company issued 3.25% Convertible Senior Notes (Convertible Notes) due May 15, 2015, in a public offering for an aggregate principal amount of $175,000. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The Convertible Notes are accounted for in accordance with FSP APB 14-1 by separately accounting for the liability and equity components of convertible debt as described in Note 2.
The Company received proceeds of $169,249 after the deduction of offering expenses of $5,751 upon issuance of the Convertible Notes. In accordance with FSP ABP 14-1, the Company allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At March 30, 2009 and December 31, 2008 the following summarizes the liability and equity components of the Convertible Notes:

	March 30,	December 31,
	2009	2008
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(38,882)	(40,086)

Convertible Notes, net of discount	$136,118	$134,914

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At March 30, 2009 and December 31, 2008, remaining unamortized debt issuance costs were $3,922 and $4,044, respectively, and are being amortized to interest expense over the term of the Convertible Notes. At March 30, 2009 the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 6.13 years.
Additionally, the Company recognized total interest expense, before consideration of capitalized interest, on the Convertible Notes in the amount of $2,747 for the quarter ended March 30, 2009 consisting of $1,422 for the contractual coupon interest, $1,204 for the amortization of the Convertible Notes debt discount, and $121 for the amortization of debt issuance costs. The amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 8.37%. The inception of the Convertible Notes was May 2008 and therefore there was no Convertible Notes interest expense recognized for the quarter ended March 31, 2008.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements - (Continued)
Conversion
At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of March 30, 2009, none of the conversion criteria had been met.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements - (Continued)
(6) Comprehensive Income
The components of accumulated other comprehensive income generally include foreign currency translation adjustments and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Quarter Ended
	March 30,	March 31,
	2009	2008
	(In thousands)
Net income	$1,427	$14,372
Other comprehensive income (loss):
Foreign currency translation adjustments, net of a tax benefit of $26 and net of tax expense of $620 for the quarter ended March 30, 2009 and March 31, 2008, respectively	(43)	1,050
Unrealized loss on effective cash flow hedges, net of $278 of tax for the quarter ended March 31, 2008	—	(471)

Total other comprehensive (loss) income, net of tax	(43)	579

Comprehensive income	$1,384	$14,951

(7) Restructuring Charges and Impairment of Long-lived Assets
On January 15, 2009, the Company announced its plan to close its Redmond, Washington facility and lay off approximately 370 employees at this site. In addition, the Company laid off about 140 employees at various other U.S. facilities on January 15, 2009. The Company has recorded $2,460 in separation costs related to this restructuring. These separation charges have been classified as restructuring charges in the consolidated condensed statement of operations. As of March 30, 2009 approximately 56 employees had yet to be separated. The Company expects the remaining employees to be separated and remaining accrued restructuring costs to be utilized by the second quarter of 2009. Accrued restructuring costs are included as a component of accrued salaries, wages and benefits in the consolidated condensed balance sheet.
The below table shows the utilization of the accrued restructuring costs during the quarter ended March 30, 2009:

(In thousands)
Accrued at December 31, 2008	$—
Estimated severance charges	2,460
Amount paid	(2,170)

Accrued at March 30, 2009	$290

Additionally, the Company recorded the further impairment of certain long-lived assets for its Redmond, Washington facility in the amount of $343 as part of its closure. The Redmond, Washington facility is part of the PCB Manufacturing segment. These charges are presented as impairment of long-lived assets in the consolidated condensed statement of operations.
(8) Fair Value Measures
Fair Value of Financial Instruments
The carrying amount and estimated fair value of our financial instruments at March 30, 2009 and December 31, 2008 were as follows:

	March 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Short-term investments	$2,322	$2,322	$3,657	$3,657
Convertible senior notes	136,118	110,966	134,914	87,553
The fair value of the convertible senior notes was estimated based on quoted market prices at the end of the reporting period.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements - (Continued)
Fair Value Measures
On January 1, 2008, the Company prospectively implemented the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measures, (SFAS 157) for financial assets and financial liabilities reported or disclosed at fair value. On January 1, 2009 the Company implemented the remaining provisions of SFAS 157 for non-financial assets and non-financial liabilities, which did not have a material impact on the Company’s consolidated financial position.
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
At March 30, 2009, the following financial asset was measured at fair value on a recurring basis using the type of inputs shown:

	March 30,	Fair Value Measurements Using:
	2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Short-term investments	$2,322	—	—	$2,322
The Company values its short-term investments using the market approach, which utilizes prices and other relevant information generated by market transactions involving identical or similar comparable investments.

Fair Value Measurement using Significant Unobservable Inputs (Level 3)	(In thousands)
Beginning balance at December 31, 2008	$3,657
Transfers to level 3	—
Settlement	(1,335)
Changes in fair value included in earnings	—

Ending balance at March 30, 2009	$2,322

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of its historical cost or its fair value.
During the first quarter of 2009, the Company reviewed for impairment the book value of its Redmond, Washington production facility assets which may not be recoverable as a result of the facility’s closure. The Company evaluates regularly whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. During the quarter ended March 30, 2009, certain production facility assets were impaired by $343 and the carrying value of such assets were reduced to their fair value. As the primary determination of fair value was managements’ review of current auction rates of similar assets, the resulting fair value is considered a Level 2 input.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements - (Continued)
(9) Commitments and Contingencies
Legal Matters
Prior to the Company’s acquisition of Tyco Printed Circuit Group LP (PCG), it made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of March 30, 2009, one recycling system was complete and placed into operation, and approximately $739 remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.
The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at March 30, 2009 and December 31, 2008.
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
The Company is involved in various stages of investigation and cleanup related to environmental remediation at various production sites. The Company currently estimates that it will incur total remediation costs of $1,326 over the next 12 to 84 months related to three Connecticut production sites and a Washington production site.
The Company is in various stages of investigation and cleanup related to environmental remediation matters for two Connecticut sites and is investigating a third Connecticut site. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site is being investigated under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs for these sites of approximately $934 and $908 as of March 30, 2009 and December 31, 2008, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.
Additionally, the Company discovered copper contamination in the soil and groundwater at its Washington facility that exceeded state and city standard levels. The Company engaged a consultant to investigate the underlying soil and groundwater and determined that such contamination was limited. The Company is taking voluntary cleanup actions to remediate both the soil and groundwater and has accrued $392 for such remediation costs as of March 30, 2009.
The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none are anticipated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation, and monitoring of results achieved. As of March 30, 2009, the Company anticipates paying these costs ratably over the next 12 to 84 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.
Standby Letters of Credit
The Company maintains two letters of credit: a $1,000 standby letter of credit expiring February 28, 2010 related to the lease of one of its production facilities and a $764 standby letter of credit expiring December 31, 2009 associated with its insured workers compensation program.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements - (Continued)
(10) Earnings Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter ended March 30, 2009 and March 31, 2008:

	Quarter Ended
	March 30, 2009	March 31, 2008
	(In thousands, except per share
	amounts)
Net income	$1,427	$14,372

Weighted average shares outstanding	42,880	42,429
Dilutive effect of options and restricted stock units	339	307

Diluted shares	43,219	42,736

Earnings per share:
Basic	$0.03	$0.34

Dilutive	$0.03	$0.34

For the quarters ended March 30, 2009 and March 31, 2008, stock options and restricted stock units to purchase 2,515 and 2,472 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise price or the total expected proceeds under the treasury stock method for stock options or restricted stock units was greater than the average market price of common shares during the quarter and, therefore, the effect would be anti-dilutive.
Additionally, for the quarter ended March 30, 2009, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes and the effect of 21,926 warrants to purchase shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the quarter and, therefore, the effect would be anti-dilutive.
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP EITF 03-6-1. Adoption of FSP EITF 03-6-1 on January 1, 2009 had no impact on the Company’s results of operations and financial position as the Company’s restricted stock units are not considered participating securities.
(11) Stock-Based Compensation
For the quarters March 30, 2009 and March 31, 2008, the Company recorded $1,081 and $676, respectively, of stock-based compensation expense, net of tax. Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	March 30,	March 31,
	2009	2008
	(In thousands)
Cost of goods sold	$419	$233
Selling and marketing	145	73
General and administrative	1,043	685

Stock-based compensation expense recognized	1,607	991
Income tax benefit recognized	(526)	(315)

Total stock-based compensation expense after income taxes	$1,081	$676

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements - (Continued)
The Company granted 28 and 110 stock option awards during the quarters ended March 30, 2009 and March 31, 2008, respectively, with an estimated weighted average fair value per share option of $3.11 and $6.81, respectively. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the quarters ended March 30, 2009 and March 31, 2008 the following assumptions were used in determining the fair value:

	Quarter Ended
	March 30,	March 31,
	2009	2008
Risk-free interest rate	1.9%	2.9%
Dividend yield	—%	—%
Expected volatility	59%	69%
Expected term in months	66	66
The Company determines the expected term of its stock option awards separately for employees and directors based on a periodic review of its historical stock option exercise experience. This calculation excludes pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 30, 2009, $1,960 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.7 years.
Additionally, the Company granted 644 and 474 restricted stock units for the quarters ended March 30, 2009 and March 31, 2008, respectively. The units granted were estimated to have a weighted-average fair value per unit of $4.34 and $11.31 for the quarters ended March 30, 2009 and March 31, 2008, respectively. The fair value for restricted stock units granted during the period is based on the closing share price on the date of grant. As of March 30, 2009, $6,763 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.0 year.
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
As of March 30, 2009 and December 31, 2008, the Company’s 10 largest customers in the aggregate accounted for 57% and 58%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements - (Continued)
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

	Quarter Ended
	March 30,	March 31,
	2009	2008
	(In thousands)
Net Sales:
PCB Manufacturing	$132,277	$148,705
Backplane Assembly	24,908	32,570

Total sales	157,185	181,275
Inter-company sales	(8,188)	(7,204)

Total net sales	$148,997	$174,071

Operating Segment Income:
PCB Manufacturing	$4,400	$22,679
Backplane Assembly	1,492	2,704

Total operating segment income	5,892	25,383
Amortization of intangibles	(860)	(947)

Total operating income	5,032	24,436
Total other expense	(2,724)	(1,551)

Income before income taxes	$2,308	$22,885

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
For the quarter ended March 30, 2009, no one customer accounted for 10% of net sales. For the quarter ended March 31, 2008, one customer accounted for approximately 13% of net sales. Sales to our 10 largest customers for the quarter ended March 30, 2009 and March 31, 2008 were 53% and 48%, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
(14) Metal Reclamation
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
This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.
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
We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of March 30, 2009, we had approximately 790 customers and approximately 900 as of March 31, 2008. Sales to our 10 largest customers accounted for 53% of our net sales in the first quarter ended March 30, 2009 and 48% of our net sales in the first quarter ended March 31, 2008. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 35% and 29% of our net sales in the quarters ended March 30, 2009 and March 31, 2008, respectively.
The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended
	March 30,	March 31,
End Markets(1)	2009	2008
Networking/Communications	33%	42%
Aerospace/Defense	45	34
Computing/Storage/Peripherals	12	12
Medical/Industrial/Instrumentation/Other	10	12

Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
For PCBs, we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead-time products. Quick-turn orders decreased from approximately 12% of PCB revenue in the first quarter of 2008 to 10% of PCB revenue in the first quarter of 2009 due to higher demand for our standard lead-time and high technology production services. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
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
Inventories
In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Our inventory requirements may change based on our projected customer demand, market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements with those customers. Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition would be adversely affected.
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

Long-lived Assets
We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, assets held for sale, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. We have two reporting units, which are also our operating segments, and both contained goodwill prior to our 2008 annual impairment testing.
During the fourth quarter 2008, we performed our annual impairment assessment of goodwill, which requires the use of a fair-value based analysis. We determined the fair value of our operating segments based on discounted cash flows and market approach analyses and considered factors such as a weakening economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period, as indicators for potential goodwill impairment. In conjunction with our annual assessment of goodwill, we also assessed other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. The completion of our impairment assessment determined that the carrying value of our goodwill and certain long-lived assets at production facilities exceeded their fair value. As a result, charges were recorded to adjust goodwill and long-lived assets to their fair value as of December 31, 2008. There were no events or changes in circumstances in the first quarter of 2009 to indicate that the carrying amount of such assets may not be recoverable, with the exception of assets related to the closure of our Redmond, Washington production facility. We recorded an additional impairment of certain long-lived assets for our Redmond, Washington production facility in the amount of $0.3 million as of March 30, 2009.
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
Income Taxes
Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At March 30, 2009 and December 31, 2008, we had net deferred income tax assets of $38.4 million and $39.8 million, respectively, and no valuation allowance. Should our expectations of taxable income change in future periods, it may be necessary to establish a valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If we reestablish a valuation allowance subsequent to March 30, 2009, and then determine that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what already is recorded, we would reverse all or a portion of valuation allowance in the period the determination is made. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
Share-Based Awards
We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (SFAS 123R). Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award using a straight-line method.
We estimate the value of share-based restricted stock unit awards on the date of grant using the closing share price. We estimate the value of share-based option awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based option payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the quarters ended March 30, 2009 and March 31, 2008, share-based compensation expense was $1.1 million and $0.7 million, respectively, net of tax. At March 30, 2009, total unrecognized estimated compensation expense related to non-vested stock options was $2.0 million, which is expected to be recognized over a weighted-average period of 0.7 years. At March 30, 2009, $6.8 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.0 year.

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
Results of Operations
First Quarter 2009 Compared to the First Quarter 2008
There were 89 and 91 days in the first quarters of 2009 and 2008, respectively.
The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	March 30,	March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	83.7	78.4

Gross profit	16.3	21.6

Operating (income) expenses:
Selling and marketing	4.8	4.4
General and administrative	5.6	4.7
Amortization of definite-lived intangibles	0.6	0.6
Restructuring charges	1.7	—
Impairment of long-lived assets	0.2	—
Metal reclamation	—	(2.1)

Total operating expenses	12.9	7.6

Operating income	3.4	14.0
Other income (expense):
Interest expense	(1.8)	(1.1)
Interest income	0.1	0.1
Other, net	(0.1)	0.1

Total other expense, net	(1.8)	(0.9)

Income before income taxes	1.6	13.1
Income tax provision	(0.6)	(4.9)

Net income	1.0%	8.2%

The Company has two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes into sub-assemblies and other complete electronic devices. PCB Manufacturing customers are either EMS or OEM companies, while Backplane Assembly customers are usually OEMs. Our Backplane Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB Manufacturing segment is composed of eight domestic PCB fabrication plants, and a facility which provides follow on value-added services primarily for one of the PCB Manufacturing plants. The following table compares net sales by reportable segment for the quarter ended March 30, 2009, and March 31, 2008:

	Quarter Ended
	March 30,	March 31,
	2009	2008
	(In thousands)
Net sales:
PCB Manufacturing	$132,277	$148,705
Backplane Assembly	24,908	32,570

Total sales	157,185	181,275
Inter-company sales	(8,188)	(7,204)

Total net sales	$148,997	$174,071

Net Sales
Net sales decreased $25.1 million, or 14.4%, from $174.1 million in the first quarter 2008 to $149.0 million in the first quarter 2009 due to reduced demand across nearly all production facilities resulting from a downturn in the global economy and the shutdown of our Redmond, Washington production facility. The $25.1 million revenue decline reflects lower demand mainly in our commercial end markets in both our Backplane Assembly operations and our PCB Manufacturing facilities. PCB volume declined approximately 26% due to reduced demand while prices rose approximately 17% due to a shift in production mix toward more high technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, decreased from 12% of PCB sales in the first quarter 2008 to 10% of PCB sales in the first quarter 2009. The increasingly complex nature of our quick-turn work requires more time to manufacture, thereby extending some of these orders beyond the 10-day delivery window.
Cost of Goods Sold
Cost of goods sold decreased $11.8 million, or 8.6%, from $136.5 million for the first quarter 2008 to $124.7 million for the first quarter 2009 due primarily to the decline in PCB volume discussed above. The decrease in cost of goods sold was mostly driven by lower direct material costs associated with lower production volume. As a percentage of net sales, cost of goods sold increased from 78.4% for the first quarter 2008 to 83.7% for the first quarter 2009, primarily due to lower absorption of fixed costs on lower revenue and costs related to the shutdown of our Redmond, Washington facility.
Gross Profit
As a result of the foregoing, gross profit decreased $13.3 million, or 35.4%, from $37.6 million for the first quarter 2008 to $24.3 million for the first quarter 2009. Our gross margin decreased from 21.6% in the first quarter 2008 to 16.3% in the first quarter 2009. The decrease in our gross margin was due to lower fixed cost absorption and costs related to the shutdown of our Redmond, Washington facility.
Selling and Marketing Expenses
Selling and marketing expenses decreased $0.5 million, or 6.5%, from $7.7 million for the first quarter 2008 to $7.2 million for the first quarter 2009, primarily due to reduced commissions and travel expenses. As a percentage of net sales, selling and marketing expenses were 4.8% in the first quarter 2009 as compared to 4.4% in the first quarter 2008. The increase in selling and marketing expense as a percentage of sales was primarily a result of lower absorption of fixed selling costs and higher commission rates due to the higher complexity of product sold.

General and Administrative Expenses
General and administrative expenses increased $0.2 million from $8.2 million, or 4.7% of net sales, for the first quarter 2008 to $8.4 million, or 5.6% of net sales, for the first quarter 2009. The increase in expenses as a percentage of net sales resulted primarily from higher accounting and stock based compensation expense offset by lower incentive compensation expense. Professional fees were higher in the first quarter 2009 due to the timing of year-end expenses.
Amortization of Definite-lived Intangibles
Amortization expense related to definite-lived intangibles remained consistent at $0.9 million for both the first quarters of 2009 and 2008. The amortization expense primarily relates to the strategic customer relationship intangibles acquired in the PCG acquisition in October 2006.
Restructuring Charges
Restructuring charges recorded in the first quarter 2009 related to separation costs associated with the lay-off of approximately 510 employees, of which 370 employees are related to the closure of the Redmond, Washington production facility and 140 employees are related to other U.S. facilities. We expect to incur minimal additional separation or other exit costs related to this restructuring in the second quarter of 2009.
Impairment of Long-lived Assets
Impairment of long-lived assets in the first quarter 2009 related to the closure of the Redmond, Washington production facility. We do not expect to incur any additional impairment charges related to this closure.
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
Other Income (Expense)
Other expense increased $1.1 million from $1.6 million in the first quarter 2008 to $2.7 million in the first quarter 2009. The increase is primarily the result of the implementation of Financial Accounting Standards Board Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1). The implementation of FSP APB 14-1 increased our convertible senior notes (Convertible Notes) interest expense by approximately $1.1 million, or $0.7 million net of tax. Convertible Notes were issued in May 2008.
Income Tax Provision
The provision for income taxes decreased $7.6 million from $8.5 million for the first quarter 2008 to $0.9 million for the first quarter 2009 due to lower pretax income. Our effective tax rate was 38.2% in the first quarter 2009 and 37.2% in the first quarter 2008. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, utilization of other credits and deductions available to us, and certain non-deductible items.
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

As of March 30, 2009, we had net working capital of approximately $288.5 million, compared to $280.4 million as of December 31, 2008. The slight increase in working capital is primarily attributable to the growth in cash balances attributable to earnings.
Our annual 2009 capital expenditure plan is expected to total approximately $13 million and will fund capital equipment purchases to expand our technological capabilities throughout our facilities and replace aging equipment.
The following table provides information on contractual obligations as of March 30, 2009:

		Less Than			After
Contractual Obligations(1)(2)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)
Debt obligations	$175,000	$—	$—	$—	$175,000
Interest on debt obligations	36,969	5,688	11,375	11,375	8,531
Operating leases	6,254	3,074	1,735	425	1,020
Purchase obligations	1,520	1,520	—	—	—

Total contractual obligations	$219,743	$10,282	$13,110	$11,800	$184,551

(1)	FIN 48 unrecognized tax benefits of $0.1 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Environmental liabilities of $1.3 million, not included in the table above, are accrued and recorded as liabilities in the consolidated balance sheet.
We are involved in various stages of investigation and cleanup related to environmental remediation at various production sites. We currently estimate that we will incur remediation costs of $1.3 million over the next 12 to 84 months related to three Connecticut production sites and a Washington production site.
We are involved in various stages of investigation and cleanup related to environmental remediation matters for two Connecticut sites and we are investigating a third Connecticut site. We currently estimate that we will incur remediation costs of $0.8 million to $1.3 million. In addition, we have obligations to the Connecticut DEP to make certain environmental asset improvements to the waste water treatment systems in two Connecticut plants. These costs are estimated to be $0.7 million and have been considered in our capital expenditure plan for 2009. Lastly, we are required to maintain a compliance management plan through July 2009 under a compliance agreement with the U.S. EPA that we assumed from Tyco.
Additionally, we discovered copper contamination in the soil and groundwater at our Washington facility that exceeded state and city standards. We engaged a consultant to investigate the underlying soil and groundwater and determined that such contamination was limited. We are taking voluntary cleanup actions to remediate both soil and groundwater and have accrued $0.4 million for such remediation costs.
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
Net cash provided by operating activities was $16.3 million in the first quarter 2009, compared to $26.8 million in the first quarter 2008. Our first quarter 2009 operating cash flow of $16.3 million primarily reflects net income of $1.4 million, $0.3 million of impairment of long-lived assets, $7.1 million of depreciation and amortization, $1.6 million of stock-based compensation, a decrease in net deferred income tax assets of $1.5 million, increase of income tax benefit from restricted stock units released and common stock exercised of $0.6 million and a net decrease in working capital of $3.6 million.
Net cash used in investing activities was $2.2 million in the first quarter 2009, compared to $3.4 million in the first quarter 2008. In the first quarter 2009, we made purchases of approximately $3.6 million of property, plant, and equipment offset by the proceeds from the redemption of short-term investments of $1.3 million.

Net cash used in financing activities was $0.6 million in the first quarter 2009, compared to $9.8 million in the first quarter 2008. This use of cash primarily reflects the excess income tax benefit from restricted stock units released and common stock options exercised.
In May 2008, we issued our Convertible Notes in a public offering with an aggregate principal amount of $175.0 million. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and will rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness and are accounted for in accordance with FSP APB 14-1 by separately accounting for the liability and equity components of convertible debt. We received proceeds of $169.2 million after the deduction of offering expenses of $5.8 million. At March 30, 2009 the remaining amortization period for the unamortized Convertible Note discount in the amount of $38.9 million and debt issuance costs of $3.9 million was 6.13 years. The amortization of the Convertible Notes debt discount and unamortized debt issuance costs are based on an effective interest rate of 8.37%.
At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of March 30, 2009, none of the conversion criteria had been met.
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
As of March 30, 2009, we had two outstanding standby letters of credit: a $1.0 million standby letter of credit expiring February 28, 2010 related to the lease of one of our production facilities and a $0.8 million standby letter of credit expiring December 31, 2009 associated with our workers compensation insurance program.
On January 15, 2009, we announced a plan to close our Redmond, Washington facility and laid off approximately 370 employees at this site. In addition, we laid off about 140 employees at various other U.S. facilities. As of March 30, 2009, we have recorded $2.5 million in separation costs related to this restructuring, while approximately 56 employees are yet to be separated. We expect the remaining employees to be separated and accrued restructuring costs in the amount of $0.3 million to be utilized by the second quarter of 2009.

Off Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.
Impact of Inflation
We believe that our results of operations are not dependent upon moderate changes in the inflation rate as we expect that we generally will be able to continue to pass along component price increases to our customers.
Recently Issued Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of the provisions of FSP FAS 107-1 and APB 28-1 are not anticipated to materially impact our consolidated financial position or results of operation.
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
Foreign Currency Exchange Risk. We are subject to risks associated with transactions that are denominated in currencies other than the U.S. dollar, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of the reporting process. Our Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains and losses on transactions denominated in currencies other than the U.S. dollar were not material during the quarters ended March 30, 2009 and March 31, 2008. We currently do not utilize any derivative instruments to hedge foreign currency risks.
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
Our Chief Executive Officer, (CEO), and Chief Financial Officer, (CFO), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 30, 2009, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Prior to our acquisition of PCG in October 2006, PCG made legal commitments to the U.S. EPA and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until at least July 2009 and installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of March 30, 2009, one recycling system was completed and placed into operation, and approximately $0.7 million remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.
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
A majority of our revenues are generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively affected by the current contraction in the U.S. economy and in the worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. The current credit crisis and related turmoil in the financial system has negatively impacted the global economy and the electronics industry. A lasting economic recession, excess manufacturing capacity, or a prolonged decline in the electronics industry could negatively affect our business, results of operations, and financial condition. A decline in our sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.
The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.
The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and financial condition. For example, we are currently unable to access cash invested in the Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated. The fair value of our remaining investment in the Reserve Primary Fund was $2.3 million at March 30, 2009. We expect to receive substantially all of our current holdings in the Reserve Primary Fund. Subsequent to March 30, 2009, we received an additional distribution of funds in the amount of $0.9 million.

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
As of March 30, 2009, we had total indebtedness of approximately $175.0 million, which represented approximately 34% of our total capitalization.
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
A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 35% and 29% of our net sales for the quarters ended March 30, 2009 and March 31, 2008, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

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

We are increasingly required to certify compliance to various material content restrictions in our products based on laws of various jurisdictions or territories such as the Restriction of Hazardous Substances (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directives in the European Union and China’s RoHS legislation. New York City has adopted identical restrictions and many U.S. states are considering similar rules and legislation. In addition, we must also certify as to the non- applicability to the EU’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.
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

Our 10 largest customers accounted for approximately 53% and 48% of our net sales for the quarters ended March 30, 2009 and March 31, 2008, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.
Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 22% of our net accounts receivable as of March 30, 2009 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.
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
Sales to EMS providers represented approximately 45% and 55% of our net sales for the quarters ended March 30, 2009 and March 31, 2008, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.
If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.
As of March 30, 2009, our consolidated condensed balance sheet reflected $31.6 million of goodwill and definite-lived intangible assets. We evaluate whether events and circumstances have occurred, such the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization that may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.
Damage to our manufacturing facilities due to fire, natural disaster, or other events could harm our financial results.
We have U.S. manufacturing and assembly facilities in California, Connecticut, Utah, and Wisconsin. We also have an assembly facility in China. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis.

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
A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of March 30, 2009, we had approximately $34.3 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.
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
As of March 30, 2009, we had net deferred tax assets of approximately $38.4 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

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

TTM Technologies, Inc.
/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer
Dated: May 11, 2009

/s/ Steven W. Richards
Steven W. Richards
Chief Financial Officer and Secretary
Dated: May 11, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibits
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.