Form 10-Q
period 2009-06-29
TTM TECHNOLOGIES INC
filed 2009-08-07
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of common stock, $0.001 par value, of registrant outstanding at July 31, 2009: 43,128,269

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of June 29, 2009 and December 31, 2008

	June 29,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
		As Adjusted
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$187,939	$148,465
Short-term investments	1,419	3,657
Accounts receivable, net of allowances of $5,593 in 2009 and $4,911 in 2008	102,320	115,232
Inventories	62,536	71,011
Prepaid expenses and other current assets	2,657	2,581
Income taxes receivable	3,418	3,432
Assets held for sale	12,250	3,250
Deferred income taxes	5,502	5,502

Total current assets	378,041	353,130
Property, plant and equipment, net of accumulated depreciation of $95,611 in 2009 and $100,911 in 2008	99,895	114,931
Debt issuance costs, net	3,798	4,044
Deferred income taxes	31,740	34,329
Goodwill	14,111	14,149
Definite-lived intangibles, net of accumulated amortization of $19,245 in 2009 and $17,773 in 2008	16,888	18,330
Deposits and other non-current assets	1,537	1,327

	$546,010	$540,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,851	$48,750
Accrued salaries, wages and benefits	21,282	21,596
Other accrued expenses	3,049	2,422

Total current liabilities	66,182	72,768

Convertible senior notes, net of discount	137,347	134,914
Other long-term liabilities	2,528	2,522

Total long-term liabilities	139,875	137,436

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 43,127 and 42,811 shares issued and outstanding in 2009 and 2008, respectively	43	43
Additional paid-in capital	212,002	209,401
Retained earnings	124,801	117,426
Accumulated other comprehensive income	3,107	3,166

Total stockholders’ equity	339,953	330,036

	$546,010	$540,240

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter and Two Quarters Ended June 29, 2009 and June 30, 2008
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
		As Adjusted		As Adjusted
		(Note 2)		(Note 2)
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008
Net sales	$144,480	$172,975	$293,477	$347,046
Cost of goods sold	117,421	136,384	242,149	272,718

Gross profit	27,059	36,591	51,328	74,328

Operating (income) expenses:
Selling and marketing	6,313	7,750	13,491	15,464
General and administrative	7,661	8,837	16,057	17,177
Amortization of definite-lived intangibles	860	950	1,720	1,897
Restructuring charges	48	—	2,508	—
Impairment of long-lived assets	—	—	343	—
Metal reclamation	—	—	—	(3,700)

Total operating expenses	14,882	17,537	34,119	30,838

Operating income	12,177	19,054	17,209	43,490

Other income (expense):
Interest expense	(2,762)	(3,825)	(5,477)	(5,660)
Interest income	61	302	160	445
Other, net	147	(1,145)	39	(1,004)

Total other expense, net	(2,554)	(4,668)	(5,278)	(6,219)

Income before income taxes	9,623	14,386	11,931	37,271
Income tax provision	(3,675)	(5,274)	(4,556)	(13,787)

Net income	$5,948	$9,112	$7,375	$23,484

Basic earnings per share	$0.14	$0.21	$0.17	$0.55

Diluted earnings per share	$0.14	$0.21	$0.17	$0.55

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Two Quarters Ended June 29, 2009 and June 30, 2008

	Two Quarters Ended
		As Adjusted
		(Note 2)
	June 29,	June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$7,375	$23,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	9,839	10,549
Amortization of definite-lived intangible assets	1,788	1,955
Amortization of convertible notes debt discount and debt issuance costs	2,678	2,835
Non-cash interest imputed on other long-term liabilities	76	63
Income tax benefit from restricted stock units released and common stock options exercised	—	(210)
Deferred income taxes	2,628	2,847
Stock-based compensation	3,172	2,469
Impairment of long-lived assets	343	—
Net loss on sale of property, plant and equipment	114	147
Changes in operating assets and liabilities:
Accounts receivable, net	12,856	1,474
Inventories	8,456	(12,199)
Prepaid expenses and other current assets	(76)	(872)
Income taxes receivable	(646)	1,704
Accounts payable	(5,957)	(4,105)
Accrued salaries, wages and benefits and other accrued expenses	247	3,621

Net cash provided by operating activities	42,893	33,762

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(5,967)	(9,237)
Proceeds from sale of property, plant and equipment	591	136
Purchase of licensing agreement	(350)	—
Proceeds from redemption of short-term investments	2,238	—

Net cash used in investing activities	(3,488)	(9,101)

Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	—	175,000
Principal payments on long-term debt	—	(85,000)
Proceeds from exercise of common stock options	89	2,336
Payment of debt issuance costs	—	(5,751)
Proceeds from warrants	—	26,197
Payment of convertible note hedge	—	(38,257)
Excess income tax benefit from restricted stock units released and common stock options exercised	—	210

Net cash provided by financing activities	89	74,735

Effect of foreign currency exchange rates on cash and cash equivalents	(20)	610

Net increase in cash and cash equivalents	39,474	100,006
Cash and cash equivalents at beginning of period	148,465	18,681

Cash and cash equivalents at end of period	$187,939	$118,687

Supplemental cash flow information:
Cash paid for interest	$2,845	$3,169
Cash paid for income taxes	2,613	8,944
Supplemental disclosures of non-cash investing and financing activities:
During the quarter ended June 29, 2009, the Company commenced the process of selling the buildings at its Redmond, Washington production facility and as a result classified such assets to assets held for sale. See Note 7.
As of June 29, 2009 and June 30, 2008, accrued purchases of equipment totaled $571 and $1,131, respectively.
The Company recognized an unrealized loss on derivative instruments of $108, net of tax, for the two quarters ended June 30, 2008.
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
The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The second quarters ended June 29, 2009 and June 30, 2008 each contained 91 days. The two quarters ended June 29, 2009 and June 30, 2008 contained 180 and 182 days, respectively.
Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Beginning in the second quarter of 2009, the Company reports gains and losses from the sale or disposal of property, plant and equipment as a component of general and administrative expenses in the consolidated condensed statements of operations. Prior to the second quarter 2009, the gains and losses from the sale or disposal of property, plant and equipment were included as a component of cost of goods sold.
(2) Change in Method of Accounting for Convertible Senior Notes
On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, FSP APB 14-1 requires retrospective application back to the issuance date of convertible debt, which for the Company was May 2008. The impact of the retrospective application is summarized below:

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
Balance Sheet

	December 31, 2008
			Adjusted as
	As		a result of
	Originally	Effect of	the Adoption
	Reported	Change	of FSP APB 14-1
	(in thousands)
Debt issuance costs, net	5,297	(1,253)	4,044
Deferred income taxes	49,183	(14,854)	34,329
Deposits and other non-current assets	1,230	97	1,327

Total Assets	$556,250	$(16,010)	$540,240

Other accrued expenses	2,385	37	2,422
Convertible senior notes, net of discount	175,000	(40,086)	134,914

Total Liabilities	250,253	(40,049)	210,204

Additional paid-in capital	183,721	25,680	209,401
Retained earnings	119,067	(1,641)	117,426

Total stockholders’ equity	305,997	24,039	330,036

	$556,250	$(16,010)	$540,240

Statements of Operations

	For the Quarter Ended June 30, 2008			For the Two Quarters Ended June 30, 2008
			Adjusted as			Adjusted as
	As		a result of	As		a result of
	Originally	Effect of	the Adoption	Originally	Effect of	the Adoption
	Reported	Change	of FSP APB 14-1	Reported	Change	of FSP APB 14-1
	(in thousands)			(in thousands)
Cost of goods sold	$136,383	$1	$136,384	$272,717	$1	$272,718
Interest expense	(3,288)	(537)	(3,825)	(5,123)	(537)	(5,660)
Income tax provision	(5,480)	206	(5,274)	(13,993)	206	(13,787)
Net income	9,444	(332)	9,112	23,816	(332)	23,484

Basic earnings per share	$0.22	$(0.01)	$0.21	$0.56	$(0.01)	$0.55
Diluted earnings per share	$0.22	$(0.01)	$0.21	$0.56	$(0.01)	$0.55
Further, the implementation of FSP APB 14-1 increased interest expense by approximately $1,120 and $2,216, for the quarter and two quarters ended June 29, 2009, respectively, decreased net income by $699 and $1,377, for the quarter and two quarters ended June 29, 2009, respectively, and decreased basic and dilutive earnings per share by $0.02 and $0.03 for the quarter and two quarters ended June 29, 2009, respectively.
(3) Short-Term Investments
Short-term investments are comprised of an investment in The Reserve Primary Fund (Primary Fund), a money market fund that has suspended redemptions and is being liquidated. The Company records these investments as trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115) and records them at fair market value.
The Company has requested redemption of its remaining investment in the Primary Fund and during the two quarters ended June 29, 2009 received an additional distribution of funds in the amount of $2,238. The Company expects continued distribution to occur as the Primary Fund’s assets mature or are sold. The Company expects to receive substantially all of its remaining holdings in the Primary Fund. The Company classified its investment in the Primary Fund as a short-term investment on the Company’s consolidated condensed balance sheet at June 29, 2009 and December 31, 2008. At June 29, 2009 and December 31, 2008, the fair value of the Company’s remaining investment in the Primary Fund was $1,419 and $3,657, respectively. See Note 8.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(4) Inventories
Inventories as of June 29, 2009 and December 31, 2008 consist of the following:

	June 29,	December 31,
	2009	2008
	(In thousands)
Raw materials	$24,019	$25,998
Work-in-process	31,660	36,290
Finished goods	6,857	8,723

	$62,536	$71,011

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
The Company received proceeds of $169,249 after the deduction of offering expenses of $5,751 upon issuance of the Convertible Notes. In accordance with FSP ABP 14-1, the Company allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At June 29, 2009 and December 31, 2008 the following summarizes the liability and equity components of the Convertible Notes:

	June 29,	December 31,
	2009	2008
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(37,653)	(40,086)

Convertible Notes, net of discount	$137,347	$134,914

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At June 29, 2009 and December 31, 2008, remaining unamortized debt issuance costs included in other non-current assets were $3,798 and $4,044, respectively, and are being amortized to interest expense over the term of the Convertible Notes. At June 29, 2009 the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 5.88 years.
Additionally, the Company recognized total interest expense, before consideration of capitalized interest, on the Convertible Notes in the amount of $2,775 and $1,356 for the quarters ended June 29, 2009 and June 30, 2008, respectively and $5,522 and $1,356 for the two quarters ended June 29, 2009 and June 30, 2008, respectively. The components of interest are as follows:

	Quarter Ended		Two Quarters Ended
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008
	(In thousands)
Contractual coupon interest	$1,422	$716	$2,844	$716
Amortization of Convertible Notes debt discount	1,229	581	2,433	581
Amortization of debt issuance costs	124	59	245	59

	$2,775	$1,356	$5,522	$1,356

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
Conversion
At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of June 29, 2009, none of the conversion criteria had been met.
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
Note Repurchase
The Company is not permitted to redeem the Convertible Notes at any time prior to maturity. In the event of a fundamental change or certain default events, as defined in the prospectus supplement, holders may require the Company to repurchase for cash all or a portion of their Convertible Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(6) Comprehensive Income
The components of accumulated other comprehensive income generally include foreign currency translation adjustments and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Quarter Ended		Two Quarters Ended
		As Adjusted		As Adjusted
		(Note 2)		(Note 2)
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008
	(In thousands)

Net income	$5,948	$9,112	$7,375	$23,484
Other comprehensive income (loss):
Foreign currency translation adjustments, net of a tax (benefit) of ($11) and $298 for the quarters ended June 29, 2009 and June 30, 2008, respectively, and net of tax (benefit) of ($36) and $918 for the two quarters ended June 29, 2009 and June 30, 2008, respectively	(16)	513	(59)	1,563
Unrealized gain (loss) on effective cash flow hedges, net of tax (benefit) of $214 and ($64) for the quarter and two quarters ended June 30, 2008, respectively	—	363	—	(108)
Less: reclassification adjustment for losses realized in net earnings net of tax of $442 for the quarter and two quarters ended June 30, 2008	—	752	—	752

Net	—	1,115	—	644

Total other comprehensive (loss) income, net of tax	(16)	1,628	(59)	2,207

Comprehensive income	$5,932	$10,740	$7,316	$25,691

(7) Restructuring Charges and Impairment of Long-lived Assets
On January 15, 2009, the Company announced its plan to close its Redmond, Washington facility and lay off approximately 370 employees at this site. In addition, the Company laid off about 140 employees at various other U.S. facilities on January 15, 2009. The Company has recorded $48 and $2,508 in separation costs related to this restructuring for the quarter and two quarters ended June 29, 2009. These separation charges have been classified as restructuring charges in the consolidated condensed statement of operations. As of June 29, 2009 approximately 37 employees had yet to be separated. The Company expects the remaining employees to be separated and remaining accrued restructuring costs to be utilized by the third quarter of 2009. Accrued restructuring costs are included as a component of accrued salaries, wages and benefits in the consolidated condensed balance sheet.
The below table shows the utilization of the accrued restructuring costs during the two quarters ended June 29, 2009:

(In thousands)
Accrued at December 31, 2008	$—
Estimated severance charges	2,508
Amount paid	(2,309)

Accrued at June 29, 2009	$199

During the two quarters of 2009, the Company recorded the further impairment of certain long-lived assets for its Redmond, Washington facility in the amount of $343 as part of its closure. These charges are presented as impairment of long-lived assets in the consolidated condensed statement of operations. Additionally during the quarter ended June 29, 2009, the Company commenced the process of selling the buildings at this facility and therefore classified $9,000, representing the lesser of carrying value or fair value less costs to sell, to assets held for sale, (Note 8). The Redmond, Washington facility is part of the PCB Manufacturing segment.
(8) Fair Value Measures
Fair Value of Financial Instruments
During the second quarter of 2009, the Company implemented the provisions of FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
The carrying amount and estimated fair value of the Company’s financial instruments at June 29, 2009 and December 31, 2008 were as follows:

	June 29, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Short-term investments	$1,419	$1,419	$3,657	$3,657
Convertible senior notes	137,347	128,188	134,914	87,553
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
Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.
At June 29, 2009, the following financial asset was measured at fair value on a recurring basis using the type of inputs shown:

	June 29,	Fair Value Measurements Using:
	2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Short-term investments	$1,419	—	—	$1,419
The Company values its short-term investments using some market data, specific management assumptions and other relevant information generated by market transactions involving identical or similar comparable investments.

Fair Value Measurement using Significant Unobservable Inputs (Level 3)	(In thousands)
Beginning balance at December 31, 2008	$3,657
Transfers to level 3	—
Settlement	(2,238)
Changes in fair value included in earnings	—

Ending balance at June 29, 2009	$1,419

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
During the two quarters ended June 29, 2009, the Company reviewed for impairment the book value of the Redmond, Washington production facility assets that may not be recoverable as a result of the facility’s closure. The Company evaluates regularly whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. During the two quarters ended June 29, 2009, certain production facility assets were impaired by $343 and the carrying value of such assets were reduced to their fair value. As the primary determination of fair value was management’s review of current auction rates of similar assets, the resulting fair value is considered a Level 2 input. Additionally, assets held for sale, consisting of buildings at the Company’s Dallas, Oregon and Redmond, Washington facilities, are carried at the lesser of carrying value or fair value less costs to sell. Fair value is remeasured on a periodic basis and is primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(9) Commitments and Contingencies
Legal Matters
Prior to the Company’s acquisition of Tyco Printed Circuit Group LP (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until July 1, 2009 and installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of June 29, 2009, one recycling system was completed and placed into operation, and approximately $710 remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.
The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at June 29, 2009 and December 31, 2008.
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
The Company is involved in various stages of investigation and cleanup related to environmental remediation at various production sites. The Company currently estimates that it will incur total remediation costs of $1,128 over the next 12 to 84 months related to three Connecticut production sites and one Washington production site.
The Company is in various stages of investigation and cleanup related to environmental remediation matters for two Connecticut sites and is investigating a third Connecticut site. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site is being investigated under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs for these sites of approximately $874 and $908 as of June 29, 2009 and December 31, 2008, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.
Additionally, the Company discovered copper contamination in the soil and groundwater at its Washington facility that exceeded state and city standard levels. The Company engaged a consultant to investigate the underlying soil and groundwater and determined that such contamination was limited. The contaminated soil was removed as of June 29, 2009. The Company is taking voluntary cleanup actions to remediate both the soil and groundwater and has a remaining accrual of $254 for such remediation costs as of June 29, 2009.
The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none are anticipated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation, and monitoring of results achieved. As of June 29, 2009, the Company anticipates paying these costs ratably over the next 12 to 84 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

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
(10) Earnings Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and two quarters ended June 29, 2009 and June 30, 2008:

	Quarters Ended		Two Quarters Ended
		As Adjusted		As Adjusted
		(Note 2)		(Note 2)
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net income	$5,948	$9,112	$7,375	$23,484

Weighted average shares outstanding	43,117	42,676	43,000	42,553
Dilutive effect of stock options and restricted stock units	314	404	326	355

Diluted shares	43,431	43,080	43,326	42,908

Earnings per share:
Basic	$0.14	$0.21	$0.17	$0.55

Dilutive	$0.14	$0.21	$0.17	$0.55

Stock options and restricted stock units to purchase 2,266 and 1,540 shares of common stock for the quarters ended June 29, 2009 and June 30, 2008, respectively, and 2,389 and 2,006 shares of common stock for the two quarters ended June 29, 2009 and June 30, 2008, respectively, were not considered in calculating diluted earnings per share because the options’ exercise price or the total expected proceeds under the treasury stock method for stock options or restricted stock units was greater than the average market price of common shares during the quarter and two quarters ended and, therefore, the effect would be anti-dilutive.
Additionally, for the quarter and two quarters ended June 29, 2009, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes and the effect of 21,926 warrants to purchase shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the quarter and two quarters ended and, therefore, the effect would be anti-dilutive.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP EITF 03-6-1. Adoption of FSP EITF 03-6-1 on January 1, 2009 had no impact on the Company’s results of operations and financial position as the Company’s share-based payment awards are not considered participating securities.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(11) Stock-Based Compensation
For the quarters ended June 29, 2009 and June 30, 2008, the Company recorded $1,037 and $885, respectively, of stock-based compensation expense, net of tax. For the two quarters ended June 29, 2009 and June 30, 2008, the Company recorded $2,118 and $1,561 respectively, of stock-based compensation expense, net of tax. Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of goods sold	$431	$390	$850	$623
Selling and marketing	135	118	280	191
General and administrative	999	970	2,042	1,655

Stock-based compensation expense recognized	1,565	1,478	3,172	2,469
Income tax benefit recognized	(528)	(593)	(1,054)	(908)

Total stock-based compensation expense after income taxes	$1,037	$885	$2,118	$1,561

The Company granted 28 stock option awards during the quarter ended June 29, 2009 with an estimated weighted average fair value per share option of $4.34 and granted 55 and 110 stock option awards during the two quarters ended June 29, 2009 and June 30, 2008, respectively, with an estimated weighted average fair value per share option of $3.73 and $6.81, respectively. The Company did not grant any stock option awards during the quarter ended June 30, 2008. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the quarter and two quarters ended June 29, 2009 and for the two quarters ended June 30, 2008 the following assumptions were used in determining the fair value:

	Quarter Ended	Two Quarters Ended
	June 29,	June 29,	June 30,
	2009	2009	2008
Risk-free interest rate	2.3%	2.1%	2.9%
Dividend yield	—%	—%	—%
Expected volatility	61%	60%	69%
Expected term in months	66	66	66
The Company determines the expected term of its stock option awards separately for employees and directors based on a periodic review of its historical stock option exercise experience. This calculation excludes pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated using the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant. As of June 29, 2009, $1,657 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.7 years.
Additionally, the Company granted 39 and 28 restricted stock units for the quarters ended June 29, 2009 and June 30, 2008, respectively, and 684 and 502 restricted stock units for the two quarters ended June 29, 2009 and June 30, 2008, respectively. The units granted were estimated to have a weighted-average fair value per unit of $7.85 and $13.98 for the quarters ended June 29, 2009 and June 30, 2008, respectively, and $4.54 and $11.46 for the two quarters ended June 29, 2009 and June 30, 2008, respectively. The fair value for restricted stock units granted during the period is based on the closing share price on the date of grant. As of June 29, 2009, $6,545 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 0.9 years.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
As of June 29, 2009 and December 31, 2008, the Company’s 10 largest customers in the aggregate accounted for 56% and 58%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
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

	Quarter Ended		Two Quarters Ended
		As Adjusted		As Adjusted
		(Note 2)		(Note 2)
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008
	(In thousands)
Net Sales:
PCB Manufacturing	$122,617	$149,596	$254,894	$298,301
Backplane Assembly	29,117	31,160	54,025	63,730

Total sales	151,734	180,756	308,919	362,031
Inter-company sales	(7,254)	(7,781)	(15,442)	(14,985)

Total net sales	$144,480	$172,975	$293,477	$347,046

Operating Segment Income:
PCB Manufacturing	$10,716	$17,779	$15,116	$40,458
Backplane Assembly	2,321	2,225	3,813	4,929

Total operating segment income	13,037	20,004	18,929	45,387
Amortization of intangibles	(860)	(950)	(1,720)	(1,897)

Total operating income	12,177	19,054	17,209	43,490
Total other expense	(2,554)	(4,668)	(5,278)	(6,219)

Income before income taxes	$9,623	$14,386	$11,931	$37,271

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
For the quarter and two quarters ended June 29, 2009 no one customer accounted for 10% of net sales. For the quarter and two quarters ended June 30, 2008 one customer accounted for approximately 13% of net sales. Sales to our 10 largest customers for the quarters ended June 29, 2009 and June 30, 2008 were 52% and 51%, respectively. Sales to our 10 largest customers for the two quarters ended June 29, 2009 and June 30, 2008 were 52% and 49%, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
(14) Metal Reclamation
During the first quarter of 2008, the Company recognized $3,700 of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, the Company discovered that the vendor had inaccurately compensated the Company for gold reclamations over the last several years.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(15) Subsequent Events
During the second quarter 2009, the Company implemented the provisions of Statement of Financial Accounting Standards No. 165, Subsequent Events, (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth:
•
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
There were no material subsequent events which required examination or evaluation through August 7, 2009, the date the Company’s consolidated condensed financial statements were issued.

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
We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of June 29, 2009, we had approximately 755 customers and approximately 900 as of June 30, 2008. Sales to our 10 largest customers accounted for 52% of our net sales in the second quarter ended June 29, 2009 and 51% of our net sales in the second quarter ended June 30, 2008. Sales to our 10 largest customers for the two quarters ended June 29, 2009 and June 30, 2008 were 52% and 49% of our net sales, respectively. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 37% and 29% of our net sales in the quarters ended June 29, 2009 and June 30, 2008, respectively.
The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended		Two Quarters Ended
	June 29,	June 30,	June 29,	June 30,
End Markets(1)	2009	2008	2009	2008
Networking/Communications	36%	40%	35%	41%
Aerospace/Defense	45	36	45	35
Computing/Storage/Peripherals	10	11	11	12
Medical/Industrial/Instrumentation/Other	9	13	9	12

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
For PCBs, we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead-time products. Quick-turn orders decreased from approximately 13% of PCB revenue in the second quarter of 2008 to 11% of PCB revenue in the second quarter of 2009 due to higher demand for our standard lead-time and high technology production services. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
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
General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, facilities and human resources personnel, as well as insurance expenses, expenses for accounting and legal assistance, incentive compensation expense, stock-based compensation expense, bad debt expense, and gains or losses on the sale or disposal of property, plant and equipment.
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
During the fourth quarter 2008, we performed our annual impairment assessment of goodwill, which requires the use of a fair-value based analysis. We determined the fair value of our operating segments based on discounted cash flows and market approach analyses and considered factors such as a weakening economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period, as indicators for potential goodwill impairment. In conjunction with our annual assessment of goodwill, we also assessed other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. The completion of our impairment assessment determined that the carrying value of our goodwill and certain long-lived assets at production facilities exceeded their fair value. As a result, charges were recorded to adjust goodwill and long-lived assets to their fair value as of December 31, 2008. There were no events or changes in circumstances during the two quarters ended June 29, 2009 to indicate that the carrying amount of such assets may not be recoverable, with the exception of assets related to the closure of our Redmond, Washington production facility. We recorded an additional impairment of certain long-lived assets for our Redmond, Washington production facility in the amount of $0.3 million for the two quarters ended June 29, 2009.
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
Income Taxes
Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At June 29, 2009 and December 31, 2008, we had net deferred income tax assets of $37.2 million and $39.8 million, respectively, and no valuation allowance. Should our expectations of taxable income change in future periods, it may be necessary to establish a valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If we reestablish a valuation allowance subsequent to June 29, 2009, and then determine that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what already is recorded, we would reverse all or a portion of valuation allowance in the period the determination is made. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
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
We estimate the value of share-based restricted stock unit awards on the date of grant using the closing share price. We estimate the value of share-based option awards on the date of grant using the Black-Scholes option pricing model. Calculating the fair value of share-based option payment awards requires the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The expected volatility rates are estimated based on the historical volatilities of our common stock over the expected term. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the quarters ended June 29, 2009 and June 30, 2008, share-based compensation expense was $1.0 million and $0.9 million, respectively, net of tax. For the two quarters ended June 29, 2009 and June 30, 2008, share-based compensation expense was $2.1 million and $1.6 million, respectively, net of tax. At June 29, 2009, total unrecognized estimated compensation expense related to non-vested stock options was $1.7 million, which is expected to be recognized over a weighted-average period of 0.7 years. At June 29, 2009, $6.5 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 0.9 years.

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
Results of Operations
Quarter and Two Quarters Ended June 29, 2009 Compared to the Quarter and Two Quarters Ended June 30, 2008
There were 91 days in both of the second quarters ended June 29, 2009 and June 30, 2008 and 180 and 182 days in the two quarters ended June 29, 2009 and June 30, 2008, respectively.
On January 1, 2009, we adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, FSP APB 14-1 requires retrospective application back to the issuance date of convertible debt, which for us was May 2008. The financial data for the comparative quarter and two quarters of 2008 discussed below in our results of operations has been adjusted retrospectively to conform to the provisions of FSP APB 14-1. Also see Note 2 in the notes to the consolidated condensed financial statements.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Two Quarters Ended
		As Adjusted		As Adjusted
		(Note 2)		(Note 2)
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.3	78.8	82.5	78.6

Gross profit	18.7	21.2	17.5	21.4

Operating (income) expenses:
Selling and marketing	4.4	4.5	4.6	4.5
General and administrative	5.3	5.1	5.5	4.9
Amortization of definite-lived intangibles	0.6	0.6	0.6	0.6
Restructuring charges	—	—	0.8	—
Impairment of long-lived assets	—	—	0.1	—
Metal reclamation	—	—	—	(1.1)

Total operating expenses	10.3	10.2	11.6	8.9

Operating income	8.4	11.0	5.9	12.5
Other income (expense):
Interest expense	(1.9)	(2.2)	(1.9)	(1.6)
Interest income	—	0.2	0.1	0.1
Other, net	0.1	(0.7)	—	(0.3)

Total other expense, net	(1.8)	(2.7)	(1.8)	(1.8)

Income before income taxes	6.6	8.3	4.1	10.7
Income tax provision	(2.5)	(3.0)	(1.6)	(4.0)

Net income	4.1%	5.3%	2.5%	6.7%

The Company has two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes into sub-assemblies and other complete electronic devices. PCB Manufacturing customers are either EMS or OEM companies, while Backplane Assembly customers are usually OEMs. Our Backplane Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB Manufacturing segment is composed of seven domestic PCB fabrication plants, and a facility which provides follow on value-added services primarily for one of the PCB Manufacturing plants. The following table compares net sales by reportable segment for the quarter ended June 29, 2009, and June 30, 2008:

	Quarter Ended		Two Quarters Ended
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008
	(In thousands)
Net sales:
PCB Manufacturing	$122,617	$149,596	$254,894	$298,301
Backplane Assembly	29,117	31,160	54,025	63,730

Total sales	151,734	180,756	308,919	362,031
Inter-company sales	(7,254)	(7,781)	(15,442)	(14,985)

Total net sales	$144,480	$172,975	$293,477	$347,046

Net Sales
Net sales decreased $28.5 million, or 16.5%, from $173.0 million in the second quarter 2008 to $144.5 million in the second quarter 2009 due to reduced demand at most of our production facilities resulting from a downturn in the global economy and the shutdown of our Redmond, Washington production facility at the end of March 2009. The $28.5 million revenue decline, of which $14.1 million is attributable to the closure of our Redmond, Washington facility, reflects lower demand, mainly in our PCB Manufacturing commercial end markets, and is only partially offset by increased pricing. PCB volume declined approximately 32% due to reduced demand while prices rose approximately 15% due to a shift in production mix toward more high technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, decreased from 13% of PCB sales in the second quarter 2008 to 11% of PCB sales in the second quarter 2009. The increasingly complex nature of our quick-turn work requires more time to manufacture, thereby extending some of these orders beyond the 10-day delivery window.
Net sales decreased $53.5 million, or 15.4%, from $347.0 million for the two quarters ended June 30, 2008 to $293.5 million for the two quarters ended June 29, 2009 due to reduced demand at most of our production facilities resulting from a downturn in the global economy and the shutdown of our Redmond, Washington production facility at the end of March 2009. The $53.5 million revenue decline, of which $19.3 million is attributable to the closure of our Redmond, Washington facility, reflects lower demand mainly in the commercial end markets of both our Backplane Assembly operations and our PCB Manufacturing facilities. PCB volume declined approximately 29% due to reduced demand while prices rose approximately 17% due to a shift in production mix toward more high technology production.
Cost of Goods Sold
Cost of goods sold decreased $19.0 million, or 13.9%, from $136.4 million for the second quarter 2008 to $117.4 million for the second quarter 2009 due primarily to the decline in PCB volume discussed above. The decrease in cost of goods sold was mostly driven by lower labor and direct material costs associated with lower production volume as well as reduced repair and maintenance expense. As a percentage of net sales, cost of goods sold increased from 78.8% for the second quarter 2008 to 81.3% for the second quarter 2009, primarily due to lower absorption of fixed costs on lower revenue and costs related to the shutdown of our Redmond, Washington facility.
Cost of goods sold decreased $30.6 million, or 11.2%, from $272.7 million for the two quarters ended June 30, 2008 to $242.1 million for the two quarters ended June 29, 2009. Cost of goods sold decreased mainly due to lower labor and direct material costs associated with lower production volume as well as reduced repair and maintenance expense. As a percentage of net sales, cost of goods sold increased from 78.6%, for the two quarters ended June 30, 2008 to 82.5% for the two quarters ended June 29, 2009, primarily due to fewer units produced to share fixed costs, as the impact of lower production volume was greater than that of higher pricing.
Gross Profit
As a result of the foregoing, gross profit decreased $9.5 million, or 26.0%, from $36.6 million, for the second quarter 2008 to $27.1 million for the second quarter 2009. Our gross margin decreased from 21.2%, in the second quarter 2008 to 18.7% in the second quarter 2009. Additionally, gross profit decreased $23.0 million, or 31.0%, from $74.3 million for the two quarters ended June 30, 2008 to $51.3 million for the two quarters ended June 29, 2009. Gross margin decreased from 21.4% for the two quarters ended June 30, 2008 to 17.5% for the two quarters ended June 29, 2009. The decrease in our gross margin was due to lower fixed cost absorption and the closure of our Redmond, Washington facility.

Selling and Marketing Expenses
Selling and marketing expenses decreased $1.5 million, or 19.2%, from $7.8 million for the second quarter 2008 to $6.3 million for the second quarter 2009. Additionally, selling and marketing expenses decreased $2.0 million, or 12.9%, from $15.5 million for the two quarters ended June 30, 2008 to $13.5 million for the two quarters ended June 29, 2009. The decrease in selling and marketing expense was primarily a result of lower selling labor and commission expenses due to lower net sales. As a percentage of net sales, selling and marketing expenses were 4.4% in the second quarter 2009 as compared to 4.5% in the second quarter 2008 and 4.6% for the two quarters ended June 29, 2009 and 4.5% for the two quarters ended June 30, 2008.
General and Administrative Expenses
General and administrative expenses decreased $1.1 million from $8.8 million, or 5.1% of net sales, for the second quarter 2008 to $7.7 million, or 5.3% of net sales, for the second quarter 2009. Additionally, general and administrative expenses decreased $1.1 million from $17.2 million, or 4.9% of net sales, for the two quarters ended June 30, 2008 to $16.1 million, or 5.5% of net sales, for the two quarters ended June 29, 2009. The decrease in expense for the quarter and two quarters resulted primarily from lower labor expense and incentive compensation expense.
Amortization of Definite-lived Intangibles
Amortization expense related to definite-lived intangibles remained consistent at $0.9 million for both second quarters ended 2009 and 2008, and was $1.7 million and $1.9 million for the two quarters ended 2009 and 2008, respectively. The amortization expense primarily relates to the strategic customer relationship intangibles acquired in the PCG acquisition in October 2006.
Restructuring Charges
Restructuring charges recorded in the two quarters of 2009 are related to separation costs associated with the lay off of approximately 510 employees, of which 370 employees are associated with the closure of the Redmond, Washington production facility and 140 employees are related to other U.S. facilities. We expect to incur minimal additional separation or other exit costs related to this restructuring in the third quarter of 2009.
Impairment of Long-lived Assets
Impairment of long-lived assets for the two quarters of 2009 are related to the closure of the Redmond, Washington production facility. We do not expect to incur any additional impairment charges related to this closure.
Metal Reclamation
During the first quarter 2008, we recognized $3.7 million of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, we discovered that the vendor had inaccurately compensated us for gold reclamations over several years. While pricing reconciliations of this nature occur periodically, we do not expect to recognize a similar amount in future periods.
Other Expense, net
Other expense, net decreased $2.1 million from $4.7 million for the quarter ended June 30, 2008 to $2.6 million for the quarter ended June 29, 2009. The overall net decrease consists of $1.3 million decrease in other, net, a $1.0 million decrease in interest expense and a $0.2 million decrease in interest income. In connection with the full repayment of the Credit Agreement in 2008, we realized a loss on the settlement of a derivative of $1.2 million, which was recognized as other, net, as well as the full amortization of the remaining debt issuance costs, which is a component of interest expense. No such loss on settlement or full amortization of debt issuance costs on full repayment of debt was realized in 2009.
Other expense decreased by $0.9 million from $6.2 million for the two quarters ended June 30, 2008 to $5.3 million for the two quarters ended June 29, 2009. The overall net decrease consists of a $1.0 million decrease in other, net, a $0.2 million decrease in interest expense and a $0.3 million decrease in interest income. Similar to the quarter, in connection with the full repayment of the Credit Agreement in 2008, we realized a loss on the settlement of a derivative of $1.2 million, which was recognized as other, net, as well as the full amortization of the remaining debt issuance costs, which is a component of interest expense. No such loss on settlement or full amortization of debt issuance costs on full repayment of debt was realized in 2009.

Income Tax Provision
The provision for income taxes decreased $1.6 million from $5.3 million for the second quarter 2008 to $3.7 million for the second quarter 2009 due to lower pretax income. Our effective tax rate was 38.2% in the second quarter 2009 and 36.7% in the second quarter 2008. Additionally, the provision for income taxes decreased $9.2 million from $13.8 million for the two quarters ended June 30, 2008 to $4.6 million for the two quarters ended June 29, 2009. Our effective tax rate was 38.2% in the two quarters ended June 29, 2009 and 37.0% for the two quarters ended June 30, 2008. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, utilization of other credits and deductions available to us, and certain non-deductible items.
Liquidity and Capital Resources
Our principal sources of liquidity have been cash provided by operations and the issuance of Convertible Notes. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures, and fund working capital requirements. We anticipate that servicing debt, funding working capital requirements, financing capital expenditures, and potential acquisitions will continue to be the principal demands on our cash in the future.
As of June 29, 2009, we had net working capital of approximately $311.9 million, compared to $280.4 million as of December 31, 2008. This increase in working capital is attributable to the growth in cash balances which resulted from earnings generated in the period combined with the reductions made in accounts receivable and inventories.
Our annual 2009 capital expenditure plan is expected to total approximately $13 million and will fund capital equipment purchases to expand our technological capabilities throughout our facilities and replace aging equipment.
The following table provides information on contractual obligations as of June 29, 2009:

		Less Than			After
Contractual Obligations(1)(2)	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
	(In thousands)
Debt obligations	$175,000	$—	$—	$—	$175,000
Interest on debt obligations	34,126	5,688	11,375	11,375	5,688
Operating leases	7,043	3,168	2,503	392	980
Purchase obligations (3)	2,156	2,156	—	—	—

Total contractual obligations	$218,325	$11,012	$13,878	$11,767	$181,668

(1)	FIN 48 unrecognized tax benefits of $0.1 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Environmental liabilities of $1.1 million, not included in the table above, are accrued and recorded as liabilities in the consolidated balance sheet.

(3)	Includes $1.6 million purchase obligation for a building in Santa Clara, California.
We are involved in various stages of investigation and cleanup related to environmental remediation at various production sites. We currently estimate that we will incur remediation costs of $1.1 million over the next 12 to 84 months related to three Connecticut production sites and our former Washington production site.
We are involved in various stages of investigation and cleanup related to environmental remediation matters for two Connecticut sites and we are investigating a third Connecticut site. We currently estimate that we will incur remediation costs of $0.8 million to $1.3 million. In addition, we have obligations to the Connecticut DEP to make certain environmental asset improvements to the waste water treatment systems in two Connecticut plants. These costs are estimated to be $0.7 million and have been considered in our capital expenditure plan for 2009. Lastly, we are required to maintain a Compliance Management Plan until July 1, 2009 under a compliance agreement with the U.S. EPA that we assumed from Tyco.
Additionally, we discovered copper contamination in the soil and groundwater at our former Washington facility that exceeded state and city standards. We engaged a consultant to investigate the underlying soil and groundwater and determined that such contamination was limited. The contaminated soil was removed as of June 29, 2009. We are taking voluntary cleanup actions to remediate both soil and groundwater and have a remaining accrual of $0.3 million for such remediation costs.

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
Net cash provided by operating activities was $42.9 million for the two quarters ended 2009, compared to $33.8 million for the two quarters ended 2008. Our 2009 operating cash flow of $42.9 million primarily reflects net income of $7.4 million, $0.3 million of impairment of long-lived assets, $14.3 million of depreciation and amortization, $3.2 million of stock-based compensation, a decrease in net deferred income tax assets of $2.6 million, a net decrease in working capital of $14.9 million and other of $0.2 million.
Net cash used in investing activities was $3.5 million for the two quarters ended 2009, compared to $9.1 million for the two quarters ended 2008. Net cash used in investing activities in 2009 was composed of net purchases of approximately $5.4 million of property, plant, and equipment, and a purchase of a licensing agreement for $0.4 million, offset by the proceeds from the redemption of short-term investments of $2.2 million.
Net cash provided by financing activities was $0.1 million for the two quarters ended 2009, compared to $74.7 million for the two quarters ended 2008. Cash proceeds of $0.1 million for the two quarters ended 2009 reflect exercises of employee stock options. Cash proceeds of $74.7 million for the two quarters ended 2008 reflect cash proceeds from the issuance of Convertible Notes of $175.0 million, proceeds from the sale of warrants of $26.2 million and exercises of employee stock options of $2.3 million, partially offset by debt repayment of $85.0 million, payment for the convertible note hedge of $38.3 million and debt issuance costs of $5.8 million.
In May 2008, we issued our Convertible Notes in a public offering with an aggregate principal amount of $175.0 million. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and will rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness and are accounted for in accordance with FSP APB 14-1 by separately accounting for the liability and equity components of convertible debt. We received proceeds of $169.2 million after the deduction of offering expenses of $5.8 million. At June 29, 2009 the remaining amortization period for the unamortized Convertible Note discount in the amount of $37.7 million and debt issuance costs of $3.8 million was 5.88 years. The amortization of the Convertible Notes debt discount and unamortized debt issuance costs are based on an effective interest rate of 8.37%.
At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of June 29, 2009, none of the conversion criteria had been met.
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

We are not permitted to redeem the notes at any time prior to maturity. In the event of a fundamental change or certain default events, as defined in the prospectus supplement, holders may require us to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.
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
As of June 29, 2009, we had two outstanding standby letters of credit: a $1.0 million standby letter of credit expiring February 28, 2010 related to the lease of one of our production facilities and a $0.8 million standby letter of credit expiring December 31, 2009 associated with our workers compensation insurance program.
On January 15, 2009, we announced a plan to close our Redmond, Washington facility and laid off approximately 370 employees at this site. In addition, we laid off about 140 employees at various other U.S. facilities. In the two quarters of 2009, we have recorded $2.5 million in separation costs related to this restructuring, while approximately 37 employees are yet to be separated. We expect the remaining employees to be separated and accrued restructuring costs in the amount of $0.2 million to be utilized by the third quarter of 2009.
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
Foreign Currency Exchange Risk. We are subject to risks associated with transactions that are denominated in currencies other than the U.S. dollar, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of the reporting process. Our Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains and losses on transactions denominated in currencies other than the U.S. dollar were not material during the quarters ended June 29, 2009 and June 30, 2008. We currently do not utilize any derivative instruments to hedge foreign currency risks.

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
Our Chief Executive Officer, (CEO), and Chief Financial Officer, (CFO), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 29, 2009, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 29, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Prior to our acquisition of PCG in October 2006, PCG made legal commitments to the U.S. EPA and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA and Connecticut DEP include the fulfillment of a Compliance Management Plan until July 1, 2009 and installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of June 29, 2009, one recycling system was completed and placed into operation, and approximately $0.7 million remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in federal contracts.

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
The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and financial condition. For example, we are currently unable to access cash invested in the Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated. The fair value of our remaining investment in the Reserve Primary Fund was $1.4 million at June 29, 2009. We expect to receive substantially all of our current holdings in the Reserve Primary Fund.
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
As of June 29, 2009, we had total indebtedness of approximately $175.0 million, which represented approximately 34% of our total capitalization.
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
A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 37% and 29% of our net sales for the quarters ended June 29, 2009 and June 30, 2008, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.
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

Prior to our acquisition of our PCG business, PCG made legal commitments to the U.S. EPA and to the State of Connecticut regarding settlement of enforcement actions related to the PCG operations in Connecticut. The obligations include fulfillment of a Compliance Management Plan until July 1, 2009 and installation of two rinse water recycling systems at the Stafford, Connecticut facilities. Failure to meet either commitment could result in further costly enforcement actions, including exclusion from participation in defense and other federal contracts, which would materially harm our business, results of operations, and financial condition.
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
Our 10 largest customers accounted for approximately 52% and 51% of our net sales for the quarters ended June 29, 2009 and June 30, 2008, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.
Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 23% of our net accounts receivable as of June 29, 2009 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.
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
Sales to EMS providers represented approximately 45% and 52% of our net sales for the quarters ended June 29, 2009 and June 30, 2008, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.
As of June 29, 2009, our consolidated condensed balance sheet reflected $31.0 million of goodwill and definite-lived intangible assets. We evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.
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
A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of June 29, 2009, we had approximately $39.6 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.
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
As of June 29, 2009, we had net deferred tax assets of approximately $37.2 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 3.	Defaults Upon Senior Securities
Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on May 7, 2009. At the Annual Meeting, our stockholders elected two directors to our Board of Directors and approved one other proposal, as more fully described below. At our Annual Meeting, there were present in person or by proxy 38,908,144 votes, representing approximately 90% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:
1.
Election of Directors. The following directors were elected to serve on the Board of Directors for three year terms of office expiring in 2012. Each received the number of votes set forth opposite his name, with no abstentions or broker non-votes:

		Votes
Director	Votes Cast For	Withheld
Robert E. Klatell	36,715,259	2,192,885
John G. Mayer	37,127,965	1,780,179

				Broker
	For	Against	Abstentions	Non-Votes
2. Ratification of KPMG LLP as Independent Registered Public Accounting Firm for fiscal 2009.	38,826,152	75,088	6,904	—

Item 5.	Other Information
Not Applicable.

Item 6.	Exhibits

Exhibit
Number	Exhibits
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Kenton K. Alder Kenton K. Alder
President and Chief Executive Officer

Dated: August 7, 2009

/s/ Steven W. Richards Steven W. Richards
Chief Financial Officer and Secretary

Dated: August 7, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibits
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.