Form 10-Q
period 2009-09-28
TTM TECHNOLOGIES INC
filed 2009-11-06
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of common stock, $0.001 par value, of registrant outstanding at October 30, 2009: 43,170,990

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of September 28, 2009 and December 31, 2008

	September 28,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
		As Adjusted
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$199,318	$148,465
Short-term investments	1,419	3,657
Accounts receivable, net of allowances of $5,065 in 2009 and $4,911 in 2008	95,897	115,232
Inventories	61,722	71,011
Prepaid expenses and other current assets	2,427	2,581
Income taxes receivable	4,951	3,432
Assets held for sale	10,000	3,250
Deferred income taxes	6,358	5,502

Total current assets	382,092	353,130

Property, plant and equipment, net of accumulated depreciation of $105,289 in 2009 and $100,911 in 2008	89,353	114,931
Debt issuance costs, net	3,672	4,044
Deferred income taxes	34,580	34,329
Goodwill	14,120	14,149
Definite-lived intangibles, net of accumulated amortization of $20,135 in 2009 and $17,773 in 2008	16,000	18,330
Deposits and other non-current assets	3,068	1,327

	$542,885	$540,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,392	$48,750
Accrued salaries, wages and benefits	21,716	21,596
Other accrued expenses	3,860	2,422

Total current liabilities	62,968	72,768

Convertible senior notes, net of discount	138,601	134,914
Other long-term liabilities	4,484	2,522

Total long-term liabilities	143,085	137,436

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 43,159 and 42,811 shares issued and outstanding in 2009 and 2008, respectively	43	43
Additional paid-in capital	213,749	209,401
Retained earnings	119,916	117,426
Accumulated other comprehensive income	3,124	3,166

Total stockholders’ equity	336,832	330,036

	$542,885	$540,240

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter and Three Quarters Ended September 28, 2009 and September 29, 2008
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
		As Adjusted		As Adjusted
		(Note 2)		(Note 2)
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
Net sales	$139,075	$169,019	$432,552	$516,065
Cost of goods sold	114,868	136,878	357,017	409,596

Gross profit	24,207	32,141	75,535	106,469

Operating (income) expenses:
Selling and marketing	6,546	7,552	20,037	23,016
General and administrative	9,403	8,138	25,460	25,315
Amortization of definite-lived intangibles	860	951	2,580	2,848
Restructuring charges	2,501	—	5,009	—
Impairment of long-lived assets	10,293	—	10,636	—
Metal reclamation	—	—	—	(3,700)

Total operating expenses	29,603	16,641	63,722	47,479

Operating (loss) income	(5,396)	15,500	11,813	58,990

Other income (expense):
Interest expense	(2,919)	(2,628)	(8,396)	(8,288)
Interest income	196	702	356	1,147
Other, net	57	(384)	96	(1,388)

Total other expense, net	(2,666)	(2,310)	(7,944)	(8,529)

(Loss) income before income taxes	(8,062)	13,190	3,869	50,461
Income tax benefit (provision)	3,177	(4,397)	(1,379)	(18,184)

Net (loss) income	$(4,885)	$8,793	$2,490	$32,277

Basic (loss) earnings per share	$(0.11)	$0.21	$0.06	$0.76

Diluted (loss) earnings per share	$(0.11)	$0.20	$0.06	$0.75

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Three Quarters Ended September 28, 2009 and September 29, 2008

	Three Quarters Ended
		As Adjusted
		(Note 2)
	September 28,	September 29,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$2,490	$32,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	14,491	15,903
Amortization of definite-lived intangible assets	2,678	2,936
Amortization of convertible notes debt discount and debt issuance costs	4,059	4,106
Non-cash interest imputed on other long-term liabilities	112	94
Income tax benefit from restricted stock units released and common stock options exercised	(17)	(217)
Deferred income taxes	(1,078)	4,772
Stock-based compensation	4,698	3,861
Impairment of long-lived assets	10,636	—
Net loss on sale of property, plant and equipment	84	147
Changes in operating assets and liabilities:
Accounts receivable, net	19,292	4,478
Inventories	9,273	(10,761)
Prepaid expenses and other current assets	154	(439)
Income taxes receivable	(2,165)	2,237
Accounts payable	(10,129)	(8,416)
Accrued salaries, wages and benefits and other accrued expenses	2,717	1,913

Net cash provided by operating activities	57,295	52,891

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(9,301)	(12,213)
Proceeds from sale of property, plant and equipment	663	136
Purchase of licensing agreement	(350)	—
Redesignation of cash and cash equivalents to short-term investments	—	(19,522)
Proceeds from redemption of short-term investments	2,238	—

Net cash used in investing activities	(6,750)	(31,599)

Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	—	175,000
Principal payments on long-term debt	—	(85,000)
Proceeds from exercise of common stock options	297	2,421
Payment of debt issuance costs	—	(5,751)
Proceeds from warrants	—	26,197
Payment of convertible note hedge	—	(38,257)
Excess income tax benefit from restricted stock units released and common stock options exercised	17	217

Net cash provided by financing activities	314	74,827

Effect of foreign currency exchange rates on cash and cash equivalents	(6)	670

Net increase in cash and cash equivalents	50,853	96,789
Cash and cash equivalents at beginning of period	148,465	18,681

Cash and cash equivalents at end of period	$199,318	$115,470

Supplemental cash flow information:
Cash paid for interest	$2,855	$3,169
Cash paid for income taxes	3,331	10,905
Supplemental disclosures of non-cash investing and financing activities:
During the second quarter in 2009, the Company commenced the process of selling the buildings at its Redmond, Washington production facility and as a result classified such assets to assets held for sale. See Note 7.
As of September 28, 2009 and September 29, 2008, accrued purchases of equipment totaled $272 and $1,964, respectively.
The Company recognized an unrealized loss on derivative instruments of $108, net of tax, for the three quarters ended September 28, 2008.
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
The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The third quarters ended September 28, 2009 and September 29, 2008 each contained 91 days. The three quarters ended September 28, 2009 and September 29, 2008 contained 271 and 273 days, respectively.
In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (ASC). The ASC became the single source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States, other than guidance issued by the SEC. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC did not have a material impact on the Company’s financial statements.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(2) Change in Method of Accounting for Convertible Senior Notes
On January 1, 2009, the Company adopted new authoritative guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separately accounting for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company has retrospectively applied this method of accounting back to the issuance date of convertible debt, which for the Company was May 2008. The impact of the retrospective application is summarized below:
Balance Sheet

	December 31, 2008
			Adjusted as
			a result of
	As		the change in
	Originally	Effect of	accounting
	Reported	Change	method
	(in thousands)
Debt issuance costs, net	5,297	(1,253)	4,044
Deferred income taxes	49,183	(14,854)	34,329
Deposits and other non-current assets	1,230	97	1,327
Total Assets	$556,250	$(16,010)	$540,240

Other accrued expenses	2,385	37	2,422
Convertible senior notes, net of discount	175,000	(40,086)	134,914
Total Liabilities	250,253	(40,049)	210,204

Additional paid-in capital	183,721	25,680	209,401
Retained earnings	119,067	(1,641)	117,426
Total stockholders’ equity	305,997	24,039	330,036

	$556,250	$(16,010)	$540,240

Statements of Operations

	For the Quarter Ended September 29, 2008			For the Three Quarters Ended September 29, 2008
			Adjusted as			Adjusted as
			a result of			a result of
	As		the change in	As		the change in
	Originally	Effect of	accounting	Originally	Effect of	accounting
	Reported	Change	method	Reported	Change	method
	(in thousands)			(in thousands)
Cost of goods sold	$136,873	$5	$136,878	$409,590	$6	$409,596
Interest expense	(1,556)	(1,072)	(2,628)	(6,679)	(1,609)	(8,288)
Income tax provision	(4,809)	412	(4,397)	(18,802)	618	(18,184)
Net income	9,458	(665)	8,793	33,274	(997)	32,277
Basic earnings per share	$0.22	$(0.01)	$0.21	$0.78	$(0.02)	$0.76
Diluted earnings per share	$0.22	$(0.02)	$0.20	$0.77	$(0.02)	$0.75

Further, the change in accounting method increased interest expense by approximately $1,177 and $3,392, for the quarter and three quarters ended September 28, 2009, respectively, decreased net income by $732 and $2,109 for the quarter and three quarters ended September 28, 2009, respectively, and decreased basic and dilutive earnings per share by $0.02 and $0.05 for the quarter and three quarters ended September 28, 2009, respectively.
(3) Short-Term Investments
Short-term investments are comprised of an investment in The Reserve Primary Fund (Primary Fund), a money market fund that has suspended redemptions and is being liquidated. The Company records these investments as trading securities and at fair market value.
The Company has requested redemption of its remaining investment in the Primary Fund and during the three quarters ended September 28, 2009 received an additional distribution of funds in the amount of $2,238. The Company expects continued distribution to occur as the Primary Fund’s assets mature or are sold. The Company expects to recover the remaining carrying value in the Primary Fund as of September 28, 2009. The Company classified its investment in the Primary Fund as a short-term investment on the Company’s consolidated condensed balance sheet at September 28, 2009 and December 31, 2008. At September 28, 2009 and December 31, 2008, the fair value of the Company’s remaining investment in the Primary Fund was $1,419 and $3,657, respectively. See Note 8.
Subsequent to September 28, 2009, the Company received an additional distribution of funds in the amount of $393.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(4) Inventories
Inventories as of September 28, 2009 and December 31, 2008 consist of the following:

	September 28,	December 31,
	2009	2008
	(In thousands)
Raw materials	$22,418	$25,998
Work-in-process	32,364	36,290
Finished goods	6,940	8,723

	$61,722	$71,011

(5) Convertible Senior Notes
In May 2008, the Company issued 3.25% Convertible Senior Notes (Convertible Notes) due May 15, 2015, in a public offering for an aggregate principal amount of $175,000. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The liability and equity components of the Convertible Notes are separately accounted for as described in Note 2.
The Company received proceeds of $169,249 after the deduction of offering expenses of $5,751 upon issuance of the Convertible Notes. The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At September 28, 2009 and December 31, 2008 the following summarizes the liability and equity components of the Convertible Notes:

	September 28,	December 31,
	2009	2008
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(36,399)	(40,086)

Convertible Notes, net of discount	$138,601	$134,914

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At September 28, 2009 and December 31, 2008, remaining unamortized debt issuance costs included in other non-current assets were $3,672 and $4,044, respectively, and are being amortized to interest expense over the term of the Convertible Notes. At September 28, 2009 the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 5.63 years.
Additionally, the Company recognized total interest expense, before consideration of capitalized interest, on the Convertible Notes in the amount of $2,803 and $2,692 for the quarters ended September 28, 2009 and September 29, 2008, respectively, and $8,325 and $4,048 for the three quarters ended September 28, 2009 and September 29, 2008, respectively. The components of interest are as follows:

	Quarter Ended		Three Quarters Ended
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
	(In thousands)
Contractual coupon interest	$1,422	$1,422	$4,266	$2,138
Amortization of Convertible Notes debt discount	1,255	1,154	3,687	1,735
Amortization of debt issuance costs	126	116	372	175

	$2,803	$2,692	$8,325	$4,048

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
Conversion
At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of September 28, 2009, none of the conversion criteria had been met.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(6) Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) generally include foreign currency translation adjustments and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Quarter Ended		Three Quarters Ended
		As Adjusted		As Adjusted
		(Note 2)		(Note 2)
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
	(In thousands)
Net (loss) income	$(4,885)	$8,793	$2,490	$32,277
Other comprehensive income (loss):
Foreign currency translation adjustments, net of a tax of $10 and $108 for the quarters ended September 28, 2009 and September 29, 2008, respectively, and net of tax (benefit) of $(26) and $1,026 for the three quarters ended September 28, 2009 and September 29, 2008, respectively	17	163	(42)	1,726
Unrealized loss on effective cash flow hedges, net of tax benefit of $64 for the three quarters ended September 29, 2008	—	—	—	(108)
Less: reclassification adjustment for losses realized in net earnings net of tax of $442 for the three quarters ended September 29, 2008	—	—	—	752

Net	—	—	—	644

Total other comprehensive income (loss), net of tax	17	163	(42)	2,370

Comprehensive (loss) income	$(4,868)	$8,956	$2,448	$34,647

(7) Restructuring Charges and Impairment of Long-lived Assets
On January 15, 2009, the Company announced its plan to close its Redmond, Washington facility and lay off approximately 370 employees at this site. In addition, the Company laid off about 140 employees at various other U.S. facilities on January 15, 2009. On September 1, 2009, the Company announced its plan to close its Hayward and Los Angeles, California facilities and lay off approximately 340 employees. The Company has recorded $2,501, consisting of $1,763 for the PCB Manufacturing segment and $738 for the Backplane Assembly segment, and $5,009 consisting of $4,271 for the PCB Manufacturing segment and $738 for the Backplane Assembly segment, in separation costs related to these restructurings for the quarter and three quarters ended September 28, 2009, respectively. These separation charges have been classified as restructuring charges in the consolidated condensed statement of operations. As of September 28, 2009, $2,227 of accrued separation costs remain for approximately 317 employees yet to be separated. The Company expects the remaining employees to be separated and remaining accrued restructuring costs to be paid by the first quarter of 2010. Accrued restructuring costs are included as a component of accrued salaries, wages and benefits in the consolidated condensed balance sheet.
Additionally, the Company expects to incur contract termination costs ranging from $1,000 to $2,000 related to closures of its leased manufacturing facilities between fourth quarter of 2009 and first quarter of 2010. The estimated contract termination costs relate primarily to the PCB Manufacturing segment.
The below table shows the utilization of the accrued restructuring costs during the three quarters ended September 28, 2009:

(In thousands)
Accrued at December 31, 2008	$—
Estimated severance charges	5,009
Amount paid	(2,782)

Accrued at September 28, 2009	$2,227

The Company recorded the impairment of certain long-lived assets, including assets held for sale, for its Redmond, Washington, Dallas, Oregon, and two California facilities in the amount of $10,293 and $10,636 for the quarter and three quarters ended September 28, 2009, respectively. The impairment for the Redmond, Washington and the two California facilities of $8,043 and $8,386 for the quarter and three quarters ended September 28, 2009, respectively, is directly related to facility closures and consisted of buildings and machinery and equipment. Additionally, in the third quarter of 2009, the Company reduced the carrying value of the Dallas, Oregon facility, which is classified as an asset held for sale, by $2,250 to record the estimated fair value less costs to sell given current market conditions. These charges are presented as impairment of long-lived assets in the Company’s consolidated condensed statement of operations. The Redmond, Washington and Los Angeles, California facilities are part of the Company’s PCB Manufacturing segment, while the Hayward, California facility is part of the Backplane Assembly segment.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
During the second quarter 2009, the Company also commenced the process of selling the buildings at the Redmond, Washington facility and therefore classified $9,000, representing the lesser of carrying value or fair value less costs to sell, to assets held for sale, (Note 8).
(8) Fair Value Measures
Fair Value of Financial Instruments
During the second quarter of 2009, the Company adopted new authoritative guidance requiring disclosures about the fair value of financial instruments for interim reporting periods.
The carrying amount and estimated fair value of the Company’s financial instruments at September 28, 2009 and December 31, 2008 were as follows:

	September 28, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Short-term investments	$1,419	$1,419	$3,657	$3,657
Convertible senior notes	138,601	172,847	134,914	87,553
The fair value of the convertible senior notes was estimated based on quoted market prices at the end of the reporting period.
Fair Value Measures
The Company measures at fair value its financial and non-financial assets by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:
Level 1 — Quoted market prices in active markets for identical assets or liabilities;
Level 2 — Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and
Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.
At September 28, 2009, the following financial asset was measured at fair value on a recurring basis using the type of inputs shown:

	September 28,	Fair Value Measurements Using:
	2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Short-term investments	$1,419	—	—	$1,419
The Company values its short-term investments using some market data, specific management assumptions and other relevant information generated by market transactions involving identical or similar comparable investments.
The changes in financial assets classified as Level 3 inputs as of September 28, 2009 were as follows:

Fair Value Measurement using Significant Unobservable Inputs (Level 3)	(In thousands)
Beginning balance at December 31, 2008	$3,657
Transfers to level 3	—
Settlement	(2,238)
Changes in fair value included in earnings	—

Ending balance at September 28, 2009	$1,419

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of its historical cost or its fair value.
During the three quarters ended September 28, 2009, the Company reviewed for impairment the carrying value of the Redmond, Washington, Hayward and Los Angeles, California production facilities’ assets that may not be recoverable as a result of the closure of the facilities. The Company also reviewed for impairment its Dallas, Oregon facility, which is classified as an asset held for sale. The Company evaluates regularly whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. During the quarter and three quarters ended September 28, 2009, the Redmond, Washington, and two California facilities were impaired by $8,043 and $8,386, respectively, and the carrying value of such assets were reduced to their fair value. Because the primary determination of fair value was management’s review of current auction rates of similar assets, the resulting fair value is considered a Level 2 input.
Additionally, assets held for sale, consisting of buildings at the Company’s Dallas, Oregon and Redmond, Washington facilities, are carried at the lesser of carrying value or fair value less costs to sell. During the quarter ended September 28, 2009, the Dallas, Oregon facility was impaired by $2,250 and the carrying value of this asset was reduced to its fair value. Fair value is remeasured on a periodic basis and is primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.
(9) Commitments and Contingencies
Legal Matters
Prior to the Company’s acquisition of Tyco Printed Circuit Group LP (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (Connecticut DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA were completed as of July 1, 2009. The Connecticut DEP obligation involves the installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of September 28, 2009, one recycling system was completed and placed into operation, and approximately $661 remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions.
The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at September 28, 2009 and December 31, 2008.
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
The Company is involved in various stages of investigation and cleanup related to environmental remediation at various production sites. The Company currently estimates that it will incur total remediation costs of $913 over the next 12 to 84 months related to three Connecticut production sites and one Washington production site.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
For the Connecticut production sites, the Company is in various stages of investigation and cleanup related to environmental remediation matters for two of the sites and is investigating a third site. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site is being investigated under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs for these sites of approximately $776 and $908 as of September 28, 2009 and December 31, 2008, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum based on the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.
For the Washington production site, the Company discovered copper contamination in the soil and groundwater that exceeded state and city standard levels. The Company engaged a consultant to investigate the underlying soil and groundwater and determined that such contamination was limited. The contaminated soil was removed and groundwater treatment installed as of September 28, 2009. The Company is taking voluntary cleanup actions to remediate both the soil and groundwater and has a remaining accrual of $137 for such remediation costs as of September 28, 2009.
The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none are anticipated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation, and monitoring of results achieved. As of September 28, 2009, the Company anticipates paying these costs ratably over the next 12 to 84 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.
Standby Letters of Credit
The Company maintains two letters of credit: a $1,000 standby letter of credit expiring February 28, 2010 related to the lease of one of its production facilities and a $764 standby letter of credit expiring December 31, 2009 associated with its insured workers compensation program.
(10) Earnings (Loss) Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the quarter and three quarters ended September 28, 2009 and September 29, 2008:

	Quarters Ended		Three Quarters Ended
		As Adjusted		As Adjusted
		(Note 2)		(Note 2)
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net (loss) income	$(4,885)	$8,793	$2,490	$32,277

Weighted average shares outstanding	43,142	42,805	43,048	42,637
Dilutive effect of stock options and restricted stock units	—	377	410	362

Diluted shares	43,142	43,182	43,458	42,999

Earnings (loss) per share:
Basic	$(0.11)	$0.21	$0.06	$0.76

Dilutive	$(0.11)	$0.20	$0.06	$0.75

For the third quarter ended September 28, 2009 potential shares of common stock consisting of stock options to purchase approximately 2,122 shares of common stock at exercise prices ranging from $2.76 to $16.82 per share and 1,185 restricted stock units, were not included in the computation of diluted earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive. Stock options and restricted stock units to purchase 1,532 shares of common stock for the third quarter ended September 29, 2008 and 2,223 and 1,848 shares of common stock for the three quarters ended September 28, 2009 and September 29, 2008, respectively, were not considered in calculating diluted earnings per share because the options’ exercise price or the total expected proceeds under the treasury stock method for stock options or restricted stock units was greater than the average market price of common shares during those periods and, therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
Additionally, for the quarter and three quarters ended September 28, 2009, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes and the effect of 21,926 warrants to purchase shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during those periods and, therefore, the effect would be anti-dilutive.
(11) Stock-Based Compensation
Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
	(In thousands)
Cost of goods sold	$413	$388	$1,263	$1,011
Selling and marketing	133	116	413	307
General and administrative	980	888	3,022	2,543

Stock-based compensation expense recognized	1,526	1,392	4,698	3,861
Income tax benefit recognized	(548)	(431)	(1,602)	(1,339)

Total stock-based compensation expense after income taxes	$978	$961	$3,096	$2,522

The Company granted 28 stock option awards during the quarter ended September 28, 2009 with an estimated weighted average fair value per share option of $6.12 and granted 83 and 110 stock option awards during the three quarters ended September 28, 2009 and September 29, 2008, respectively, with an estimated weighted average fair value per share option of $4.52 and $6.81, respectively. The Company did not grant any stock option awards during the quarter ended September 29, 2008. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the quarter and three quarters ended September 28, 2009 and for the three quarters ended September 29, 2008, the following assumptions were used in determining the fair value:

	Quarter Ended	Three Quarters Ended
	September 28,	September 28,	September 29,
	2009	2009	2008
Risk-free interest rate	2.9%	2.4%	2.9%
Dividend yield	—	—	—
Expected volatility	60%	60%	69%
Expected term in months	66	66	66
The Company determines the expected term of its stock option awards separately for employees and directors based on a periodic review of its historical stock option exercise experience. This calculation excludes pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated using the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 28, 2009, $1,427 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.7 years.
Additionally, the Company granted 2 restricted stock units for the quarter ended September 29, 2008 and 684 and 504 restricted stock units for the three quarters ended September 28, 2009 and September 29, 2008, respectively. The units granted were estimated to have a weighted-average fair value per unit of $11.25 for the quarter ended September 29, 2008, and $4.54 and $11.46 for the three quarters ended September 28, 2009 and September 29, 2008, respectively. The Company did not grant any restricted stock units during the quarter ended September 28, 2009. The fair value for restricted stock units granted during the period is based on the closing share price on the date of grant. As of September 28, 2009, $5,473 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 0.8 years.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(12) Asset Retirement Obligations
The Company has recorded estimated asset retirement obligations related to the restoration of its leased manufacturing facilities to shell condition upon termination of the leases in place at those facilities and for removal of asbestos at its owned Stafford, Connecticut and Santa Clara, California manufacturing plants. These obligations were acquired in connection with the Company’s October 2006 acquisition of PCG. The adjustment to estimated asset retirement obligations and related assets for the Hayward and Los Angeles, California manufacturing facilities in the amount of $691 were recorded for estimated asset retirement obligations in the third quarter 2009 related to restoration of the Company’s leased manufacturing facilities to shell condition, due to changes in the expected timing and amount of cash flows. The change in estimate was recorded as an addition to the corresponding asset, which was subsequently determined to be impaired (Note 7).
Activity related to asset retirement obligations is as follows and is included in other long-term liabilities:

(In thousands)
Asset retirement obligations at December 31, 2008	$1,384
Accretion expense	58
Adjustment to estimate	691

Asset retirement obligations at September 28, 2009	$2,133

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
As of September 28, 2009 and December 31, 2008, the Company’s 10 largest customers in the aggregate accounted for 59% and 58%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
(14) Segment Information
The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources. The Company has two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are each managed separately as they distribute and manufacture distinct products with different production processes. Each reportable segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution. PCB Manufacturing fabricates printed circuit boards, and Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes and sub-system assemblies.
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

	Quarter Ended		Three Quarters Ended
		As Adjusted		As Adjusted
		(Note 2)		(Note 2)
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
	(In thousands)
Net Sales:
PCB Manufacturing	$123,171	$148,003	$378,065	$446,304
Backplane Assembly	23,950	29,254	77,975	92,984

Total sales	147,121	177,257	456,040	539,288
Inter-company sales	(8,046)	(8,238)	(23,488)	(23,223)

Total net sales	$139,075	$169,019	$432,552	$516,065

Operating Segment (Loss) Income:
PCB Manufacturing	$(1,897)	$14,307	$13,219	$54,765
Backplane Assembly	(2,639)	2,144	1,174	7,073

Total operating segment income (loss)	(4,536)	16,451	14,393	61,838
Amortization of intangibles	(860)	(951)	(2,580)	(2,848)

Total operating (loss) income	(5,396)	15,500	11,813	58,990
Total other expense	(2,666)	(2,310)	(7,944)	(8,529)

(Loss) income before income taxes	$(8,062)	$13,190	$3,869	$50,461

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
For the quarter and three quarters ended September 28, 2009, no one customer accounted for 10% of net sales. For the quarter and three quarters ended September 29, 2008, one customer accounted for approximately 12% and 13% of net sales, respectively. Sales to the Company’s 10 largest customers for the quarters ended September 28, 2009 and September 29, 2008 were 54% and 51%, respectively. Sales to the Company’s 10 largest customers for the three quarters ended September 28, 2009 and September 29, 2008 were 53% and 50%, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
(15) Metal Reclamation
During the first quarter of 2008, the Company recognized $3,700 of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, the Company discovered that the vendor had inaccurately compensated the Company for gold reclamations over the last several years.
(16) Subsequent Events
During the second quarter 2009, the Company implemented the new authoritative guidance regarding accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The authoritative guidance sets forth:
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
There were no material subsequent events which required examination or evaluation through November 6, 2009, the date the Company’s consolidated condensed financial statements were issued.

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
We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of September 28, 2009, we had approximately 715 customers and approximately 900 as of September 29, 2008. Sales to our 10 largest customers accounted for 54% of our net sales in the third quarter ended September 28, 2009 and 51% of our net sales in the third quarter ended September 29, 2008. Sales to our 10 largest customers for the three quarters ended September 28, 2009 and September 29, 2008 were 53% and 50% of our net sales, respectively. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 35% and 30% of our net sales in the quarters ended September 28, 2009 and September 29, 2008, respectively.
The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended		Three Quarters Ended
	September 28,	September 29,	September 28,	September 29,
End Markets(1)	2009	2008	2009	2008
Aerospace/Defense	44%	39%	45%	36%
Networking/Communications	35	39	35	41
Computing/Storage/Peripherals	12	11	11	11
Medical/Industrial/Instrumentation/Other	9	11	9	12

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
For PCBs, we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead-time products. Quick-turn orders were consistent at 11% of PCB revenue in both third quarters of 2008 and 2009. We also deliver a significant percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.
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
A critical accounting policy is defined as one that is both material to the presentation of our consolidated condensed financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations. These policies require us to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the estimates that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.
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
Our critical accounting policies include asset valuation related to bad debts and inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; realizability of deferred tax assets; and determining self-insured reserves, asset retirement obligations and environmental liabilities.
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
During the fourth quarter 2008, we performed our annual impairment assessment of goodwill, which requires the use of a fair-value based analysis. We determined the fair value of our operating segments based on discounted cash flows and market approach analyses and considered factors such as a weakening economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period, as indicators for potential goodwill impairment. In conjunction with our annual assessment of goodwill, we also assessed other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. The completion of our impairment assessment determined that the carrying value of our goodwill and certain long-lived assets at production facilities exceeded their fair value. As a result, charges were recorded to adjust goodwill and long-lived assets to their fair value as of December 31, 2008. There were no events or changes in circumstances during the three quarters ended September 28, 2009 to indicate that the carrying amount of such assets may not be recoverable, with the exception of assets related to the closure of our Redmond, Washington and Hayward and Los Angeles, California production facilities and an asset held for sale. We recorded the impairment of certain long-lived assets for our Redmond, Washington, and two California facilities in the amount of $8.1 million and $8.4 million for the quarter and three quarters ended September 28, 2009, respectively, and this is directly related to our facility closures. Additionally, in the third quarter of 2009, we reduced the value of the Dallas, Oregon facility, which is classified as an asset held for sale, by $2.2 million to record the estimated fair value less cost to sell given current market conditions.
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
Income Taxes
Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At September 28, 2009 and December 31, 2008, we had net deferred income tax assets of $40.9 million and $39.8 million, respectively, and no valuation allowance. Should our expectations of taxable income change in future periods, it may be necessary to establish a valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If we were to establish a valuation allowance subsequent to September 28, 2009, and then determine that it is more likely than not that some or all of our deferred income tax assets would be realizable in an amount greater than what already is recorded, we would reverse all or a portion of the valuation allowance in the period the determination is made. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Self Insurance
We are self-insured for group health insurance and worker’s compensation benefits provided to our employees, and we purchase insurance to protect against claims at the individual and aggregate level. The insurance carrier adjudicates and processes employee claims and is paid a fee for these services. We reimburse our insurance carriers for paid claims subject to variable monthly limitations. We estimate our exposure for claims incurred but not reported at the end of each reporting period and use our judgment with the assistance of actuarial and claim advisors, in determining the number of claims and related claim amounts outstanding as well as historical information supplied by our insurance carriers and brokers on an annual basis to estimate our liability for these claims. This liability is subject to an aggregate stop-loss that ranges between $100,000 and $250,000 per individual. Our actual claims experience may differ from our estimates.
Asset Retirement Obligations and Environmental Liabilities
We establish liabilities for the costs of asset retirement obligations when a legal or contractual obligation exists to dispose of or restore an asset upon its retirement and the timing and cost of such work can be reasonably estimated. In addition, we accrue an estimate of the costs of environmental remediation for work at identified sites where an assessment has indicated it is probable that cleanup costs are or will be required and may be reasonably estimated. In making these estimates, we consider information that is currently available, existing technology, enacted laws and regulations, and our estimates of the timing of the required remedial actions, and we discount these estimates at 8%. We also are required to estimate the amount of any probable recoveries, including insurance recoveries. We recorded an adjustment to our estimate for asset retirement obligations in the amount of $0.7 million during the third quarter ended September 28, 2009 related to changes in the estimated timing and amount of cash flows to restore our leased Hayward and Los Angeles, California manufacturing facilities to shell condition.
Results of Operations
Quarter and Three Quarters Ended September 28, 2009 Compared to the Quarter and Three Quarters Ended September 29, 2008
There were 91 days in both of the third quarters ended September 28, 2009 and September 29, 2008 and 271 and 273 days in the three quarters ended September 28, 2009 and September 29, 2008, respectively.
On January 1, 2009, we adopted the new authoritative guidance regarding convertible debt instruments, including those that may be settled in cash upon conversion. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The new authoritative guidance requires retrospective application back to the issuance date of the convertible debt, which for us was May 2008. The financial data for the comparative quarter and three quarters of 2008 discussed below in our results of operations has been adjusted retrospectively to conform to the new authoritative guidance. Also see Note 2 in the notes to the consolidated condensed financial statements.

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended		Three Quarters Ended
		As Adjusted		As Adjusted
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.6	81.0	82.5	79.4

Gross profit	17.4	19.0	17.5	20.6

Operating (income) expenses:
Selling and marketing	4.7	4.5	4.6	4.5
General and administrative	6.8	4.8	5.9	4.9
Amortization of definite-lived intangibles	0.6	0.5	0.6	0.5
Restructuring charges	1.8	—	1.2	—
Impairment of long-lived assets	7.4	—	2.5	—
Metal reclamation	—	—	—	(0.7)

Total operating expenses	21.3	9.8	14.8	9.2

Operating (loss) income	(3.9)	9.2	2.7	11.4
Other income (expense):
Interest expense	(2.1)	(1.6)	(1.9)	(1.6)
Interest income	0.1	0.4	0.1	0.2
Other, net	0.1	(0.2)	—	(0.2)

Total other expense, net	(1.9)	(1.4)	(1.8)	(1.6)

Income (loss) before income taxes	(5.8)	7.8	0.9	9.8
Income tax benefit (provision)	2.3	(2.6)	(0.3)	(3.5)

Net (loss) income	(3.5)%	5.2%	0.6%	6.3%

We have two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes into sub-assemblies and other complete electronic devices. PCB Manufacturing customers are either EMS or OEM companies, while Backplane Assembly customers are usually OEMs. Our Backplane Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales and distribution infrastructure. Our PCB Manufacturing segment is composed of seven domestic PCB fabrication plants, and a facility which provides follow-on value-added services primarily for one of the PCB Manufacturing plants. The following table compares net sales by reportable segment for the quarters ended September 28, 2009 and September 29, 2008 and the three quarters ended September 28, 2009 and September 29, 2008:

	Quarter Ended		Three Quarters Ended
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
	(In thousands)
Net sales:
PCB Manufacturing	$123,171	$148,003	$378,065	$446,304
Backplane Assembly	23,950	29,254	77,975	92,984

Total sales	147,121	177,257	456,040	539,288
Inter-company sales	(8,046)	(8,238)	(23,488)	(23,223)

Total net sales	$139,075	$169,019	$432,552	$516,065

Net Sales
Net sales decreased $29.9 million, or 17.7%, from $169.0 million in the third quarter 2008 to $139.1 million in the third quarter 2009 due to reduced demand at most of our production facilities resulting from a downturn in the global economy and the shutdown of our Redmond, Washington production facility at the end of March 2009. The $29.9 million revenue decline reflects lower demand, mainly in our PCB Manufacturing commercial end markets, partially offset by increased pricing, and compounded by the closure of our Redmond, Washington facility. PCB volume declined approximately 25% due to reduced demand while prices rose approximately 7% due to a shift in production mix toward more high-technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, remained consistent at 11% of PCB sales in the third quarters ended 2008 and 2009.

Net sales decreased $83.5 million, or 16.2%, from $516.1 million for the three quarters ended September 29, 2008 to $432.6 million for the three quarters ended September 28, 2009 due to reduced demand at most of our production facilities resulting from a downturn in the global economy and the shutdown of our Redmond, Washington production facility at the end of March 2009. The $83.5 million revenue decline reflects lower demand mainly in the commercial end markets of both our Backplane Assembly operations and our PCB Manufacturing facilities and the closure of our Redmond, Washington facility. PCB volume declined approximately 27% due to reduced demand while prices rose approximately 13% due to a shift in production mix toward more high-technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, decreased from 12% of PCB sales for the three quarters ended September 29, 2008 to 11% of PCB sales for the three quarters ended September 28, 2009. The increasingly complex nature of our quick-turn work requires more time to manufacture, thereby extending some of these orders beyond the 10-day delivery window.
Cost of Goods Sold
Cost of goods sold decreased $22.0 million, or 16.1%, from $136.9 million for the third quarter 2008 to $114.9 million for the third quarter 2009 due primarily to the decline in PCB volume discussed above. The decrease in cost of goods sold was mostly driven by lower labor, direct material costs and supplies associated with lower production volume. As a percentage of net sales, cost of goods sold increased from 81.0% for the third quarter 2008 to 82.6% for the third quarter 2009, primarily due to lower absorption of fixed costs on lower revenue and costs related to the closure of our Hayward and Los Angeles, California facilities.
Cost of goods sold decreased $52.6 million, or 12.8%, from $409.6 million for the three quarters ended September 29, 2008 to $357.0 million for the three quarters ended September 28, 2009. Cost of goods sold decreased mainly due to lower labor, direct material costs and supplies associated with lower production volume. As a percentage of net sales, cost of goods sold increased from 79.4% for the three quarters ended September 29, 2008 to 82.5% for the three quarters ended September 28, 2009, primarily due to lower absorption of fixed costs on lower revenue and costs related to the closure of our Redmond, Washington and Hayward and Los Angeles, California production facilities.
Gross Profit
As a result of the foregoing, gross profit decreased $7.9 million, or 24.6%, from $32.1 million for the third quarter 2008 to $24.2 million for the third quarter 2009. Our gross margin decreased from 19.0% in the third quarter 2008 to 17.4% in the third quarter 2009. Additionally, gross profit decreased $31.0 million, or 29.1%, from $106.5 million for the three quarters ended September 29, 2008 to $75.5 million for the three quarters ended September 28, 2009. Gross margin decreased from 20.6% for the three quarters ended September 29, 2008 to 17.5% for the three quarters ended September 28, 2009. The decrease in our gross margin was due primarily to lower fixed cost absorption and costs related to the closure of our Redmond, Washington and Hayward and Los Angeles, California facilities.
Selling and Marketing Expenses
Selling and marketing expenses decreased $1.1 million, or 14.5%, from $7.6 million for the third quarter 2008 to $6.5 million for the third quarter 2009. Additionally, selling and marketing expenses decreased $3.0 million, or 13.0%, from $23.0 million for the three quarters ended September 29, 2008 to $20.0 million for the three quarters ended September 28, 2009. The decrease in selling and marketing expense was primarily a result of lower selling labor and commission expenses due to lower net sales. As a percentage of net sales, selling and marketing expenses were 4.7% in the third quarter 2009 as compared to 4.5% in the third quarter 2008 and 4.6% for the three quarters ended September 28, 2009 and 4.5% for the three quarters ended September 29, 2008.
General and Administrative Expenses
General and administrative expenses increased $1.3 million from $8.1 million, or 4.8% of net sales, for the third quarter 2008 to $9.4 million, or 6.8% of net sales, for the third quarter 2009. Additionally, general and administrative expenses increased $0.2 million from $25.3 million, or 4.9% of net sales, for the three quarters ended September 29, 2008 to $25.5 million, or 5.9% of net sales, for the three quarters ended September 28, 2009. The increase in expense for the quarter and three quarters ended September 28, 2009 primarily relates to costs associated with the evaluation of strategic opportunities.

Restructuring Charges
Restructuring charges recorded for the quarter and three quarters ended September 28, 2009 are related to separation costs associated with the lay off of approximately 850 employees, of which 370 employees are associated with the closure of the Redmond, Washington production facility in March 2009, 140 employees are related to other U.S. facilities in January 2009, and approximately 340 are associated with the Hayward and Los Angeles, California facilities. Additionally, we expect to incur contract termination costs ranging from $1.0 million to $2.0 million related to closures of our leased manufacturing facilities between fourth quarter of 2009 and first quarter of 2010.
Impairment of Long-lived Assets
Impairment of long-lived assets for the quarter and three quarters ended September 28, 2009 are related to the closure of the Redmond, Washington and the Hayward and Los Angeles, California production facilities, consisting of buildings and machinery and equipment. Additionally, in the third quarter of 2009, we reduced the value of the Dallas, Oregon facility, which is classified as an asset held for sale, by $2.2 million to record the estimated fair value less cost to sell given current market conditions. We do not expect to incur any additional significant impairment charges related to these closures.
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
Other Expense, net
Other expense, net increased $0.4 million from $2.3 million for the quarter ended September 29, 2008 to $2.7 million for the quarter ended September 28, 2009. The overall net increase consists of a $0.3 million increase in interest expense, and a $0.5 million decrease in interest income, offset by a $0.4 million decrease in other, net. Interest income declined due to lower interest rates, partially offset by higher cash balances. During the third quarter of 2008, we recognized as other, net a $0.6 million estimated loss on a money market fund that suspended redemption and is being liquidated. No such loss was realized in the third quarter of 2009.
Other, net expense decreased by $0.6 million from $8.5 million for the three quarters ended September 29, 2008 to $7.9 million for the three quarters ended September 28, 2009. The overall net decrease consists of a $0.1 million increase in interest expense, and a $0.8 million decrease in interest income, offset by a $1.5 million decrease in other, net. Interest income declined due to lower interest rates, partially offset by higher cash balances. In connection with the full repayment of our credit facility in 2008, we realized a loss on the settlement of a derivative of $1.2 million, which was recognized as other, net, as well as the full amortization of the remaining debt issuance costs, which is a component of interest expense. During 2008, we also recognized as other, net a $0.6 million estimated loss on a money market fund that suspended redemption and is being liquidated. No such loss on settlement or full amortization of debt issuance costs on full repayment of debt or loss on a money market fund that suspended redemptions was realized in 2009.
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
As of September 28, 2009, we had net working capital of approximately $319.1 million, compared to $280.4 million as of December 31, 2008. This increase in working capital is attributable to the growth in cash balances, which resulted from earnings generated in the period combined with the reductions made in accounts receivable and inventories.
Our annual 2009 capital expenditure plan is expected to total approximately $12 million and will fund capital equipment purchases to expand our technological capabilities throughout our facilities and replace aging equipment.

The following table provides information on contractual obligations as of September 28, 2009:

		Less Than			After
Contractual Obligations(1)(2)	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
	(In thousands)
Debt obligations	$175,000	$—	$—	$—	$175,000
Interest on debt obligations	34,126	5,688	11,375	11,375	5,688
Operating leases	6,143	2,786	2,059	359	939
Purchase obligations	908	908	—	—	—

Total contractual obligations	$216,177	$9,382	$13,434	$11,734	$181,627

(1)	Unrecognized uncertain tax benefits of $0.1 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Environmental liabilities of $0.9 million, not included in the table above, are accrued and recorded as liabilities in the consolidated balance sheet.
We are involved in various stages of investigation and cleanup related to environmental remediation at various production sites. We currently estimate that we will incur total remediation costs of $0.9 million over the next 12 to 84 months related to three Connecticut production sites and our former Washington production site.
For our Connecticut production sites, we are involved in various stages of investigation and cleanup related to environmental remediation matters for two of the sites and we are investigating a third site. We currently estimate that we will incur remediation costs of $0.8 million to $1.3 million. In addition, we have obligations to the Connecticut DEP to make certain environmental asset improvements to the waste water treatment systems in two Connecticut plants. These costs are estimated to be $0.7 million and have been considered in our capital expenditure plan for 2009. Lastly, we are required to maintain a Compliance Management Plan until July 1, 2009 under a compliance agreement with the U.S. EPA that we assumed from PCG.
For our Washington production site, we discovered copper contamination in the soil and groundwater that exceeded state and city standards. We engaged a consultant to investigate the underlying soil and groundwater and determined that such contamination was limited. The contaminated soil was removed and groundwater treatment installed as of September 28, 2009. We are taking voluntary cleanup actions to remediate both soil and groundwater and have a remaining accrual of $0.1 million for such remediation costs.
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
Net cash provided by operating activities was $57.3 million for the three quarters ended 2009, compared to $52.9 million for the three quarters ended 2008. Our 2009 operating cash flow of $57.3 million primarily reflects net income of $2.5 million, offset by noncash items of $10.6 million of impairment of long-lived assets, $21.2 million of depreciation and amortization, $4.7 million of stock-based compensation, a net decrease in working capital of $19.1 million primarily reflecting a reduction in accounts receivable and inventories, and other of $0.3 million, partially offset by an increase in net deferred income tax assets of $1.1 million.
Net cash used in investing activities was $6.8 million for the three quarters ended 2009, compared to $31.6 million for the three quarters ended 2008. Net cash used in investing activities in 2009 was composed of purchases, net of disposal proceeds of approximately $8.6 million of property, plant and equipment, and a purchase of a licensing agreement for $0.4 million, offset by the proceeds from the redemption of short-term investments of $2.2 million. Net cash used in investing activities in 2008 was composed of purchases, net of disposal proceeds of approximately $12.2 million and the redesignation of $19.5 million from cash and cash equivalents to short-term investments.
Net cash provided by financing activities was $0.3 million for the three quarters ended 2009, compared to $74.8 million for the three quarters ended 2008. Cash proceeds of $0.3 million for the three quarters ended 2009 reflect exercises of employee stock options. Cash proceeds of $74.8 million for the three quarters ended 2008 primarily reflect cash proceeds from the issuance of Convertible Notes of $175.0 million, proceeds from the sale of warrants of $26.2 million and exercises of employee stock options of $2.4 million, partially offset by debt repayment of $85.0 million, payment for the convertible note hedge of $38.3 million and debt issuance costs of $5.8 million.

In May 2008, we issued our Convertible Notes in a public offering with an aggregate principal amount of $175.0 million. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and will rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness and are accounted for by separately accounting for the liability and equity components of convertible debt. We received proceeds of $169.2 million after the deduction of offering expenses of $5.8 million. At September 28, 2009 the remaining amortization period for the unamortized Convertible Note discount in the amount of $36.4 million and debt issuance costs of $3.7 million was 5.63 years. The amortization of the Convertible Notes debt discount and unamortized debt issuance costs are based on an effective interest rate of 8.37%.
At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of September 28, 2009, none of the conversion criteria had been met.
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
As of September 28, 2009, we had two outstanding standby letters of credit: a $1.0 million standby letter of credit expiring February 28, 2010 related to the lease of one of our production facilities and a $0.8 million standby letter of credit expiring December 31, 2009 associated with our workers compensation insurance program.
On January 15, 2009, we announced a plan to close our Redmond, Washington facility and laid off approximately 370 employees at this site. In addition, we laid off about 140 employees at various other U.S. facilities. On September 1, 2009, we announced a plan to close our Hayward and Los Angeles, California facilities and lay off approximately 340 employees. In the three quarters of 2009, we have recorded $5.0 million in separation costs related to this restructuring, while approximately 317 employees are yet to be separated. We expect the remaining employees to be separated and accrued restructuring costs in the amount of $2.2 million to be utilized by the first quarter of 2010. Additionally, we expect to incur contract termination costs ranging from $1.0 million to $2.0 million related to closures of our leased manufacturing facilities between fourth quarter of 2009 and first quarter of 2010.

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
Foreign Currency Exchange Risk. We are subject to risks associated with transactions that are denominated in currencies other than the U.S. dollar, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of the reporting process. Our Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains and losses on transactions denominated in currencies other than the U.S. dollar were not material during the quarters and three quarters ended September 28, 2009 and September 29, 2008. We currently do not utilize any derivative instruments to hedge foreign currency risks.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We maintain a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in our reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 28, 2009, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 28, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Prior to our acquisition of PCG in October 2006, PCG made legal commitments to the U.S. EPA and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA were completed as of July 1, 2009. The Connecticut DEP obligations involves the installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of September 28, 2009, one recycling system was completed and placed into operation, and approximately $0.7 million remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions.

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
The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and financial condition. For example, we are currently unable to access cash invested in the Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated. The fair value of our remaining investment in the Reserve Primary Fund was $1.4 million at September 28, 2009. Subsequent to September 28, 2009, we received an additional distribution of funds in the amount of $0.3 million. We expect to recover the remaining carrying value in the Primary Fund as of September 28, 2009.

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
As of September 28, 2009, we had total indebtedness of approximately $175.0 million, which represented approximately 34% of our total capitalization.
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
A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 35% and 30% of our net sales for the quarters ended September 28, 2009 and September 29, 2008, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

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
Our 10 largest customers accounted for approximately 54% and 51% of our net sales for the quarters ended September 28, 2009 and September 29, 2008, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.
Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 24% of our net accounts receivable as of September 28, 2009 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.
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
Sales to EMS providers represented approximately 51% and 50% of our net sales for the quarters ended September 28, 2009 and September 29, 2008, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.
As of September 28, 2009, our consolidated condensed balance sheet reflected $30.1 million of goodwill and definite-lived intangible assets. We evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.
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
A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of September 28, 2009, we had approximately $41.1 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.
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
As of September 28, 2009, we had net deferred tax assets of approximately $40.9 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred tax asset in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred tax assets, which would reduce our earnings per share.

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

TTM Technologies, Inc.
/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer
Dated: November 6, 2009

/s/ Steven W. Richards
Steven W. Richards
Chief Financial Officer and Secretary
Dated: November 6, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibits
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.