Form 10-K
period 2009-12-31
TTM TECHNOLOGIES INC
filed 2010-03-15
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 29, 2009, the last business day of the most recently completed second fiscal quarter), was $344,249,008. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 11, 2010, there were outstanding 43,578,053 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Unless otherwise indicated or unless the context requires otherwise, all references in this document to “TTM,” “our company,” “we,” “us,” “our,” and similar names refer to TTM Technologies, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

Overview

We are a one-stop provider of time-critical and technologically complex printed circuit boards (PCBs) and backplane assemblies, which serve as the foundation of sophisticated electronic products. We serve high-end commercial and aerospace/defense markets — including the networking/communications infrastructure, high-end computing, defense, and industrial/medical markets — which are characterized by high levels of complexity and moderate production volumes. Our customers include both original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, and aerospace/defense companies. Our time-to-market and high technology focused manufacturing services enable our customers to reduce the time required to develop new products and bring them to market. We operate a total of nine facilities, eight of which are located in the United States and one of which is located in Shanghai, China.

On November 16, 2009, we and certain of our subsidiaries entered into a stock purchase agreement (the Purchase Agreement) with Meadville Holdings Limited (Meadville), an exempted company incorporated under the laws of the Cayman Islands, and MTG Investment (BVI) Limited (MTG), a company incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of Meadville, pursuant to which we agreed to acquire all of the issued and outstanding capital stock of four wholly owned subsidiaries of MTG (the PCB Subsidiaries). The PCB Subsidiaries, through their respective subsidiaries, engage in the business of manufacturing and distributing printed circuit boards, including circuit design, quick-turn-around services, and drilling and routing services. Following the closing of the proposed acquisition of the PCB Subsidiaries (the PCB Combination), the PCB Subsidiaries will become our wholly owned subsidiaries.

Under the terms of the Purchase Agreement, we will purchase all of the outstanding capital stock of the PCB Subsidiaries in exchange for $114.0 million in cash and 36.3 million shares of TTM common stock, plus our assumption of the outstanding debt of the PCB Subsidiaries of approximately $450 million. The Purchase Agreement does not provide for an adjustment in the number of shares of TTM common stock to be issued to Meadville in the acquisition in the event of a fluctuation in the market value of TTM’s common stock or Meadville’s shares up through the closing date.

The Purchase Agreement contains customary representations, warranties, covenants, and agreements of the parties thereto. Completion of the proposed acquisition is subject to numerous conditions. Following the closing of the PCB Combination, and subject to the fulfillment of certain conditions, Meadville intends to authorize and make a special dividend of the cash proceeds and our shares received in the PCB Combination to its shareholders or, to the extent a Meadville shareholder so elects, such TTM shares that such electing Meadville shareholder would otherwise have been entitled to receive will be sold by Meadville and the net cash proceeds from the sale thereof shall be remitted to the electing Meadville shareholder. After taking into account the 36.3 million shares of our common stock to be issued in the acquisition and based on the number of our shares outstanding on November 16, 2009, the date we executed the Purchase Agreement, approximately 46% of our common stock outstanding after completion of the PCB Combination will be held by Meadville, its shareholders, or their transferees.

Additional information relating to the PCB Combination, including certain risks relating to the transaction and conditions to the closing of the transaction, are included in our prospectus/proxy statement dated February 10, 2010.

On March 12, 2010, we held a special meeting of stockholders to consider and vote upon a proposal to approve the issuance of 36.3 million shares of our common stock in connection with the PBC Combination pursuant to the Purchase Agreement. Only the stockholders of record at the close of business on February 1, 2010, the record date, were entitled to vote. We received the necessary votes in favor to approve the issuance of shares of our common stock in connection with the PCB Combination.

Industry Background

PCBs are manufactured from sheets of laminated material, called panels. Each panel is typically subdivided into multiple PCBs, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it.

PCBs serve as the foundation for virtually all electronic products, ranging from consumer products (such as cellular telephones and personal computers) to high-end commercial electronic equipment (such as medical equipment, data communications routers, switches and servers) and aerospace/defense electronic systems. Generally, consumer electronics products utilize commodity-type PCBs with lower layer counts, less complexity and larger production runs. High-end commercial equipment and aerospace/defense products require more customized, multilayer PCBs using advanced technologies. In addition, most high-end commercial and aerospace/defense end markets have low volume requirements that demand a highly flexible manufacturing environment. As production of sophisticated circuit boards becomes more complex, high-end manufacturers must continually invest in advanced production equipment, engineering and process technology, and a skilled workforce. Backplane assemblies also exhibit these characteristics.

According to Prismark Partners LLC, the worldwide market for PCBs was approximately $40.3 billion in 2009 with the Americas producing 8%, or approximately $3.4 billion. The market is divided between a few large companies and many small companies. According to N.T. Information, there were approximately 2,400 manufacturers worldwide and approximately 350 in North America in 2009. As a result of the economic downturn in late 2008, many of these companies have experienced reduced capacity utilization at their facilities. We anticipate further consolidation in the domestic PCB industry and believe that we are well positioned to benefit in this environment due to our strong financial position and well-capitalized facilities.

We believe that several trends are impacting the PCB manufacturing and backplane assembly industries. These trends include:

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

Increasing competition from Asian manufacturers.  In recent years, many electronics manufacturers have moved their commercial production to Asia to take advantage of its exceptionally large, low-cost labor pool. This is particularly true for consumer electronics producers that utilize commodity-type PCBs with low layer counts and complexity. These less sophisticated PCBs are generally mass produced and have experienced significant pricing pressures from Asian manufacturers. Printed circuit boards requiring complex technologies, advanced manufacturing processes and materials, quick turnaround times, or high-mix production are subject to less competition from low-cost regions. In addition, many of the unique challenges involved in successfully designing and manufacturing highly complex PCBs — and the ongoing capital investment required to maintain state-of-the-art capabilities — have created significant barriers to entry to companies attempting to compete in these high-mix and high-complexity segments of the domestic PCB industry.

Decreased reliance on multiple printed circuit board manufacturers by OEMs.  OEMs traditionally have relied on multiple printed circuit board manufacturers to provide different services as an electronic product moves through its life cycle. The transfer of a product among different printed circuit board manufacturers often results in increased costs and inefficiencies due to incompatible technologies and manufacturing processes and production delays. In addition, OEMs generally find it easier to manage fewer printed circuit board manufacturers. As a result, OEMs are reducing the number of printed circuit board manufacturers and backplane assembly service providers on which they rely, presenting an opportunity for those that can offer one-stop manufacturing capabilities — from prototype to volume production.

Unique capabilities for aerospace/defense products.  The aerospace/defense market is characterized by time-consuming and complex certification processes, long product life cycles, and a demand for leading-edge technology with extremely high reliability and durability. We anticipate that an increased focus on incorporating leading-edge technology in products for reconnaissance and intelligence combined with continued spending on military communications, aerospace, and weapons systems applications will support a significant long-term market for these products. Success in the aerospace/defense market is generally achieved only after manufacturers demonstrate the long-term ability to pass extensive OEM and government certification processes, numerous product inspections, audits for quality and performance, and extensive administrative requirements associated with participation in government programs. Export controls represent a barrier to entry for international competition as they restrict the overseas export of defense-related materials, services, and sensitive technologies that are associated with United States government programs. In addition, the complexity of the end products serves as a barrier to entry to many potential new suppliers.

End market demand for backplane assembly and sub-system products has increased in emerging and developing countries, which is changing the historical locations where these products are manufactured and sold. OEM customers continue to increase their reliance on outsourcing their backplane and sub-system requirements as they streamline their own supply chains. OEMs increasingly are migrating to EMS companies that provide the vertical integration model that allows OEMs to reduce further the number of supply chain participants. This is quickly becoming the trend worldwide as the larger EMS companies have global footprints that allow them to provide local support wherever required. Some EMS companies provide their own internal backplane and sub-system capabilities and others rely on support from the historical suppliers of these products. Because of the logistical challenges associated with larger backplanes and sub-systems, manufacturing is migrating to low cost regions throughout the world, such as Mexico, China and several Eastern European countries. In addition, manufacturing and assembly of these products continues to transition to Asia not only for lower costs, but also to support a growing base of new business in the region. This has begun to affect even high-end systems that in the past have been primarily delivered to North American and European customers. This trend is less apparent in the introduction phase of new products that are designed and developed in North America due to OEM requirements for local support, small lot and quick turn services that can be effectively provided by North American suppliers.

The TTM Solution

We manufacture PCBs and backplane assemblies that satisfy all stages of an electronic product’s life cycle — from prototype to volume production. Key aspects of our solution include:

•	One-stop manufacturing solution. We offer a one-stop manufacturing solution to our customers through our specialized and integrated facilities, some of which focus on different stages of an electronic product’s life cycle. This one-stop solution allows us to provide a broad array of services and technologies to meet the rapidly evolving needs of our customers.

•	Quick-turn services. We deliver highly complex PCBs to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products quickly and reduce their time to market. In addition, our quick-turn services provide us with an opportunity to cross-sell our other services, including high-mix and volume production in our targeted end markets.

•	Strong process and technology expertise. We deliver time-critical and highly complex manufacturing services through our advanced manufacturing processes and material and technology expertise. We regularly manufacture PCBs with layer counts in excess of 30 layers.

•	Aerospace/defense capabilities. We provide a comprehensive product offering in the aerospace/defense market and support customers with extensive PCB fabrication, assembly and testing capabilities as well as exotic material and technology expertise.

•	Complementary backplane assembly. We provide backplane and sub-system assembly products as an extension of our commercial and aerospace/defense PCB offerings. This segment is a full service provider of complex backplane assembly, sub-system assembly, electro-mechanical integration and design services.

Our Manufacturing Services

Quick-turn

We refer to our rapid turnaround services as “quick-turn” because we provide custom-fabricated PCBs to our customers within as little as 24 hours to 10 days. As a result of our ability to rapidly and reliably respond to the critical time requirements of our customers, we generally receive premium pricing for our quick-turn services as compared to standard lead time prices.

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

For the years ended December 31, 2009 and 2008, orders with delivery requirements of 10 days or less represented approximately 11% and 12% of our PCB revenue, respectively. Quick-turn orders decreased as a percentage of our PCB revenue in 2009 due to higher demand for our standard lead-time and high technology production services.

Standard Delivery and Technology

Our standard delivery time services focus on the high-mix and complex technology requirements of our customers, with delivery times typically ranging from four to eight weeks for PCB customers. Although we provide standard delivery time services to all customers, including large OEMs, we do not target our standard delivery time services to high-volume, consumer electronics applications such as cellular telephones, personal computers, hand-held devices and automotive products. Our high technology expertise is evidenced by our ability to regularly produce complex printed circuit boards with more than 30 layers in commercial volumes. In 2009, the average layer count of our PCBs remained stable at 13.9. However, layer count alone is no longer an adequate indication of technology levels in PCBs. The technology level of many lower layer count PCBs is complex as a result of the incorporation of other technologically advanced factors, including high performance materials, blind and buried vias, sequential lamination and extremely fine geometries and tolerances.

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

Using our quick-turn capabilities to attract new customers with high growth potential.  Our time-to-market strategy focuses on the rapid introduction and short product life cycle of advanced electronic products. We continue to attract emerging companies to our facilities with quick-turn production capabilities and believe that our ability to rapidly and reliably respond to the critical time requirements of our customers provides us with a significant competitive advantage.

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

Expanding our presence in targeted markets through internal initiatives and selective acquisitions.  We actively target technologies and business opportunities that enhance our competitive position in selected markets. Our 2006 acquisition of Tyco Printed Circuit Group, or PCG, exemplifies our ability to successfully expand our business into desirable markets, such as the aerospace/defense market. Similarly, our proposed acquisition of the PCB Subsidiaries is intended to broaden our product line offering, capture incremental high-volume business from existing and new customers, expand and diversify our customer base and end markets, and enable us to create a one-stop global business solution for our customers. We intend to pursue high-end commercial and defense customers that demand flexible and advanced manufacturing processes, expertise with high-performance specialty materials, and other high-mix and complex technologies. In addition, we regularly evaluate and pursue internal initiatives aimed at adding new customers and better serving existing customers within our markets.

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

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce printed circuit boards with the following characteristics:

•	High layer count. Manufacturing printed circuit boards with a large number of layers is difficult to accomplish due to the accumulation of manufacturing tolerances and registration systems required. We regularly manufacture printed circuit boards with more than 30 layers on a quick-turn and volume basis. Approximately 60% of our 2009 PCB revenue involved the manufacture of printed circuit boards with at least 12 layers or more, compared with 59% in 2008. Printed circuit boards with at least 20 layers or more represented 26% of PCB revenue in 2009, down from 27% in 2008, due to increasing levels of high technology aerospace/defense and high density interconnect printed circuit board products which are not necessarily characterized by higher layer counts.

•	Blind and buried vias. Vias are drilled holes that provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to an internal layer and terminate at the internal layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias.

•	Embedded passives. Embedded passive technology involves embedding either the capacitive or resistive elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board and thereby leaves more surface area for active components. Use of this technology results in greater design flexibility and products with higher component density and increased functionality.

•	Fine line traces and spaces. Traces are the connecting copper lines between the different components of the printed circuit board, and spaces are the distances between traces. The smaller the traces and the tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on an order. We are able to provide 0.003 inch traces and spaces.

•	High aspect ratios. The aspect ratio is the ratio between the thickness of the printed circuit board and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. In production, we are able to provide aspect ratios of up to 15:1.

•	Thin core processing. A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil laminated on either side. The thickness of inner-layer cores is typically determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from the requirements for thinner printed circuit boards, higher layer counts and various electrical parameters. Core thickness in our printed circuit boards ranges from as little as 0.002 inches up to 0.062 inches.

•	Microvias. Microvias are small vias with diameters generally between 0.001 inches and 0.005 inches after plating. These very small vias consume much less space on the layers they interconnect, thereby providing for greater wiring densities and closer spacing of components and their attachment pads. The fabrication of printed circuit boards with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area.

•	Advanced hole fill process. Our advanced hole fill processes provide designers the opportunity to increase the density of component placements by reducing the surface area required to place many types of components. In traditional design, components are routed from their surface interfaces through via connections in order to access power and ground connections and the internal circuitry used to connect to other discrete components. Our advanced hole fill processes provide methods to allow for vias to be placed inside their respective surface mount pads by filling the vias with a thermoset epoxy and plating flat copper surface mount pads directly over the filled hole.

•	Advanced materials. We manufacture circuit boards using a wide variety of advanced insulating materials. These high-performance materials offer electrical, thermal, and long-term reliability advantages over conventional materials but are more difficult to manufacture. We are certified by Underwriters Laboratories to manufacture printed circuit boards using many types and combinations of these specialty materials. This wide offering allows us to manufacture complex boards for niche and high-end commercial and aerospace/defense markets.

•	Advanced backplane assembly and system integration. We provide specialized assembly services for highly complex and large form-factor backplanes. These services provide additional value for many of the high technology backplane circuit boards produced in our printed circuit board manufacturing facilities. The manufacture of backplane assemblies involves mounting various electronic components to large PCBs. Components include, but are not limited to, connectors, capacitors, resistors, diodes, integrated circuits, hardware and a variety of other parts. We also assemble backplanes and sub-systems and provide full system integration of backplane assemblies, cabling, power, thermal, and other complex electromechanical parts into chasses and other enclosures. In addition to assembly services, we provide a full range of inspection and testing services such as automated optical inspection (AOI) and X-ray inspection to ensure that all components have been properly placed and electrical circuits are complete.

•	Flexible circuits. We manufacture circuits on flexible substrates that can be installed in three-dimensional applications for electronic packaging systems. Use of flexible circuitry enables improved reliability, improved electrical performance, reduced weight and reduced assembly costs when compared with traditional wire harness or ribbon cable packaging. We can combine these flexible substrates with rigid laminates to create highly reliable, high layer count rigid-flex products.

•	High frequency circuits. We have the ability to produce and test specialized circuits used in radio-frequency or microwave emission and collection applications. These products are typically used for radar, transmit/receive antennas and similar wireless applications. Markets for these products include defense, avionics, satellite, and commercial. The manufacture of these products requires advanced materials, equipment, and methods that are highly specialized and distinct from conventional printed circuit manufacturing techniques. We also offer specialized radio-frequency assembly and test services.

•	Thermal management. Increased component density on circuit boards often requires improved thermal dissipation to reduce operating temperatures. We have the ability to produce printed circuits with electrically passive heat sinks laminated externally on a circuit board or between two circuit boards and/or electrically active thermal cores.

•	Design engineering services. We have the ability to offer both mechanical and electrical computer aided design (CAD) services, which allows us to offer our customers complete design through production services for PCB, assembly and system level products. We provide design services for both defense and commercial applications. We also offer signal integrity, thermal, and structural analysis services.

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the networking/communications, aerospace/defense, high-end computing and medical/industrial/instrumentation end markets of the electronics industry. We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2009 and 2008, we had approximately 700 and 860 customers, respectively.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2009	2008	2007

Aerospace/Defense	44%	37%	30%
Networking/Communications	36	40	42
Computing/Storage/Peripherals	11	12	14
Medical/Industrial/Instrumentation/Other	9	11	14

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

Sales attributable to our five largest OEM customers, which can vary from year to year, accounted for 34%, 29% and 24% of our net sales in 2009, 2008 and 2007, respectively. This increase in our customer concentration reflects a general trend of consolidation in the industries we serve. Our five largest OEM customers in 2009 were, in alphabetical order, Cisco Systems, Huawei, Juniper Networks, Northrop Grumman and Raytheon. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 47%, 52% and 53% of our net sales in 2009, 2008 and 2007, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers. This positions us to participate in business that is awarded at the discretion of the EMS provider. Our five largest EMS customers in 2009 were, in alphabetical order, Celestica, Flextronics, Hon Hai, Jabil, and Plexus.

During 2009, 2008 and 2007 our net sales by country were as follows:

Country	2009	2008	2007

United States	74%	74%	75%
China	16	12	9
Malaysia	5	5	6
Other	5	9	10

Total	100%	100%	100%

Net sales to other countries, individually, for the years ended December 31, 2009, 2008 and 2007 did not exceed 10% of total net sales.

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

Our staff of engineers, sales support personnel, and managers assist our sales representatives in advising customers with respect to manufacturing feasibility, design review, and technological capabilities through direct communication and visits. We combine our sales efforts with customer service at each facility to better serve our customers. Each large customer is typically assigned an account manager to coordinate all of the company’s services across all of its facilities. Additionally, the largest and most strategic customers are also supported by selected program management and engineering resources. Our sales force is comprised of direct sales personnel, complemented by a large force of commission-based, independent representatives.

Our international footprint includes a backplane and sub-system assembly operation in Shanghai, China, and inventory hubs in China, Malaysia, Mexico, and Thailand. Our international sales force services customers throughout North America, Europe, Asia, and the Middle East. We believe our international reach enables us to access new customers and allows us to better serve existing customers.

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

Competition

Despite industry consolidation, the printed circuit board industry is fragmented and characterized by intense competition. Our principal North American PCB competitors include DDi, Endicott Interconnect Technologies, Firan Technology Group, ISU/Petasys, Viasystems, Pioneer Circuits, and Sanmina-SCI. Our principal international PCB competitors include Elec & Eltek, Hitachi, Multek and Wus. Our principal assembly competitors include Amphenol, Sanmina-SCI, Simclair, TT Electronics, and Viasystems.

We believe we compete favorably based on the following competitive factors:

•	status as the largest North American PCB manufacturer;

•	ability to offer the most comprehensive PCB product offering;

•	ability to offer one-stop manufacturing capabilities;

•	specialized and integrated manufacturing facilities;

•	ability to offer time-to-market capabilities;

•	capability and flexibility to produce technologically complex products;

•	leading edge aerospace/defense capabilities;

•	flexibility to manufacture low volume, high-mix products;

•	consistent high-quality product; and

•	outstanding customer service.

In addition, we believe our continuous evaluation and early adoption of new manufacturing and production technologies give us a competitive advantage. We believe that our ability to manufacture PCBs using advanced technologies, such as blind and buried vias, larger panel sizes, laser drilled microvias, exotic materials, and smaller traces and spaces provides us with a competitive advantage over manufacturers that do not possess these advanced technological capabilities. Our future success will depend in large part on our ability to maintain and enhance our manufacturing capabilities and production technologies.

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

Governmental Regulation

Our operations are subject to federal, state, and local regulatory requirements relating to environmental compliance, waste management, and health and safety matters. In particular, we are subject to regulations promulgated by the following:

•	the U.S. Occupational Safety and Health Administration (OSHA), and state OSHA and Department of Labor laws pertaining to health and safety in the workplace;

•	the U.S. Environmental Protection Agency (U.S. EPA), pertaining to air emissions; wastewater discharges; and the use, storage, discharge, and disposal of hazardous chemicals used in the manufacturing processes;

•	the Department of Homeland Security (DHS) regarding the storage of certain chemicals of interest;

•	corresponding state laws and regulations, including site investigation and remediation;

•	corresponding U.S. county and city agencies;

•	corresponding agencies in China for our Shanghai facility;

•	the U.S. Departments of Commerce and State regarding export compliance; and

•	material content directives and laws that ban or restrict certain hazardous substances in products sold in member states of the European Union, China, other countries, and New York City.

To date, the costs of compliance and environmental remediation have not been material to us. These costs include investigation of our three Connecticut sites and remediation of one as required by the Connecticut Land Transfer Act and the investigation and remediation of our Washington site as required by the Washington Department of Ecology. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation at other sites are found to exist, we may be required to incur substantial additional expenditures.

We made legal commitments to the U.S. EPA and to the State of Connecticut regarding settlement of enforcement actions against the Stafford, Connecticut facilities. The obligations include fulfillment of a Compliance Management Plan (CMP) until at least July 2009, and installation of rinse water recycling systems at two of the Stafford, Connecticut facilities. As of July 1, 2009, the CMP and one of two recycling systems were completed.

Additionally, our operations are subject to federal regulations relating to export control, including the following:

•	U.S. Department of State regulations including the Arms Export Control Act (AECA) and International Traffic In Arms Regulations (ITAR) located at 22 CFR Parts 120-130,

•	U.S. Department of Commerce regulations, including the Export Administration Regulations (EAR) located at 15 CFR Parts 730-744, and

•	Office of Foreign Asset Control (OFAC) regulations located at 31 CFR Parts 500-599.

We have not experienced any compliance issues and we maintain a robust export compliance program.

Employees

As of December 31, 2009, we had 3,037 employees. Of our employees, 2,837 were involved in manufacturing and engineering, 57 worked in sales and marketing, and 143 worked in accounting, systems and other support capacities. None of our U.S. employees are represented by unions. In China, approximately 95 employees are represented by a labor union on a national level. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees.

Management

The following table, together with the accompanying text, presents certain information as of December 31, 2009, with respect to each of our executive officers.

Name	Age	Position(s) Held With the Company

Kenton K. Alder	60	Chief Executive Officer, President and Director
Steven W. Richards	45	Executive Vice President, Chief Financial Officer and Secretary
Douglas L. Soder	49	Executive Vice President
Shane S. Whiteside	44	Executive Vice President and Chief Operating Officer

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

Douglas L. Soder has served as our Executive Vice President since November 2006. Prior to joining our company, Mr. Soder held the position of Executive Vice President for Tyco Electronics from January 2001 until our acquisition of that company in October 2006. During an almost 24-year career at Tyco Electronics, Mr. Soder served in a variety of sales, sales management, and operations management positions at its AMP Incorporated and PCG subsidiaries. From November 1996 to January 2001, Mr. Soder was Vice President of Sales and Marketing for PCG. Mr. Soder holds a Bachelor of Arts degree in Political Science from Dickinson College.

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

Availability of Reports Filed with the Securities and Exchange Commission

We are a Delaware corporation, with our principal executive offices located at 2630 South Harbor Blvd., Santa Ana, CA 92704. Our telephone number is (714) 327-3000. Our web site address is www.ttmtech.com. Information included on our website is not incorporated into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website at www.ttmtech.com/investors/investors.jsp, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). Copies are also available without charge by (i) telephonic request by calling our Investor Relations Department at (714) 241-0303, (ii) e-mail request to investor@ttmtech.com, or (iii) a written request to TTM Technologies, Inc., Attention: Investor Relations, 2630 South Harbor Blvd., Santa Ana, CA 92704.

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

In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or the other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or oral statements, whether in presentations, responses to questions, or otherwise.

Risks Related to Our Company

We are heavily dependent upon the worldwide electronics industry, which is characterized by significant economic cycles and fluctuations in product demand. A significant downturn in the electronics industry could result in decreased demand for our manufacturing services and could lower our sales and gross margins.

A majority of our revenue is generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. Furthermore, the industry is subject to economic cycles and recessionary periods and has been negatively affected by the current contraction in the U.S. economy and in the worldwide electronics market. Moreover, due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. The current credit crisis and related turmoil in the financial system have negatively impacted the global economy and the electronics industry. A lasting economic recession, excess manufacturing capacity, or a prolonged decline in the electronics industry could negatively affect our business, results of operations, and financial condition. A decline in our sales could harm our profitability and results of operations and could require us to record an additional valuation allowance against our deferred income tax assets or recognize an impairment of our long-lived assets, including goodwill and other intangible assets.

The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system have had and may continue to have an impact on our business and financial condition. In addition to the impact that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, continuation of the credit crisis could adversely impact overall demand in the electronics industry, which could have a negative effect on our revenues and profitability. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions or our ability to pursue acquisitions.

During periods of excess global printed circuit board manufacturing capacity, our gross margins may fall and/or we may have to incur restructuring charges if we choose to reduce the capacity of or close any of our facilities.

When we experience excess capacity, our sales revenues may not fully cover our fixed overhead expenses, and in such a case our gross margins will fall. In addition, we generally schedule our quick-turn production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity.

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

As of December 31, 2009, we had total indebtedness of approximately $175.0 million, which represented approximately 34% of our total capitalization. If we complete the PCB Combination, we expect to have more than $450 million of additional indebtedness.

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

As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our business. Risks related to an acquisition may include:

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;

•	diversion of management’s attention from normal daily operations of our existing business to focus on integration of the newly acquired business;

•	unforeseen expenses associated with the integration of the newly acquired business;

•	difficulties in managing production and coordinating operations at new sites;

•	the potential loss of key employees of acquired operations;

•	the potential inability to retain existing customers of acquired companies when we desire to do so;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the potential decrease in overall gross margins associated with acquiring a business with a different product mix;

•	the inability to identify certain unrecorded liabilities;

•	the potential need to restructure, modify, or terminate customer relationships of the acquired company;

•	an increased concentration of business from existing or new customers; and

•	the potential inability to identify assets best suited to our business plan.

Acquisitions may cause us to:

•	enter lines of business and/or markets in which we have limited or no prior experience;

•	issue debt and be required to abide by stringent loan covenants;

•	assume liabilities;

•	record goodwill and indefinite-lived intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	become subject to litigation and environmental issues, which include product material content certifications;

•	incur unanticipated costs;

•	incur large and immediate write-offs;

•	issue common stock that would dilute our current stockholders’ percentage ownership; and

•	incur substantial transaction-related costs, whether or not a proposed acquisition is consummated.

Acquisitions of high technology companies are inherently risky, and no assurance can be given that our recent or future acquisitions, including the proposed PCB Combination, will be successful and will not harm our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

If we are unable to manage our growth effectively, our business could be negatively affected.

We have experienced, and expect to continue to experience, growth in the scope and complexity of our operations. This growth may strain our managerial, financial, manufacturing, and other resources. In order to manage our growth, we may be required to continue to implement additional operating and financial controls and hire and train additional personnel. There can be no assurance that we will be able to do so in the future, and failure to do so could jeopardize our expansion plans and seriously harm our operations. In addition, growth in our capacity could result in reduced capacity utilization and a corresponding decrease in gross margins.

Our development plans involve significant capital expenditures and financing requirements, which are subject to a number of risks and uncertainties.

Our business is capital intensive. Our ability to increase revenue, profit, and cash flow depends upon continued capital spending. There can be no assurance as to whether — or at what cost — our anticipated capital projects will be completed, if they will be completed on schedule, or as to the success of these projects if completed. In addition, we may be unable to generate sufficient cash flows from operations or obtain necessary external financing to finance our capital expenditures and investments. Further, our ability to obtain external financing in the future is subject to a variety of uncertainties, including the following:

•	our future results of operations, financial condition, and cash flows;

•	the condition of the global economy generally and the demand for our products, specifically; and

•	the cost of financing and the condition of financial markets.

If adequate funds are not available on satisfactory terms, we may be forced to curtail our expansion plans, which could result in a loss of customers, the inability to successfully implement our business strategy, and limitations on the growth of our business.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers could harm our results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 34% and 29% of our net sales for the year ended December 31, 2009 and 2008, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

In addition, during industry downturns, we may need to reduce prices at customer requests to limit the level of order losses; and we may be unable to collect payments from our customers. There can be no assurance that key customers would not cancel orders, that they would continue to place orders with us in the future at the same levels as experienced by us in prior periods, that they would be able to meet their payment obligations, or that the end-products which use our products would be successful. This concentration of customer base may materially and adversely affect our operating results due to the loss or cancellation of business from any of these key customers, significant changes in scheduled deliveries to any of these customers, or decreases in the prices of the products sold to any of these customers.

We compete against manufacturers in Asia, where production costs are lower. These competitors may gain market share in our key market segments, which may have an adverse effect on the pricing of our products.

We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower-cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market. Although we do have a backplane assembly facility in China, we do not have offshore facilities for PCB manufacturing in lower-cost locations such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their capacity and capabilities with advanced equipment to produce higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share, which may force us to lower our prices, which would reduce our gross margins.

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

Our operations are regulated under a number of federal, state, local, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Superfund Amendment and Reauthorization

Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, and the Federal Motor Carrier Safety Improvement Act as well as analogous state, local, and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous. Because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal and cupric etching solutions, metal stripping solutions, waste acid solutions, waste alkaline cleaners, waste oil, and waste waters that contain heavy metals such as copper, tin, lead, nickel, gold, silver, cyanide, and fluoride, and both filter cake and spent ion exchange resins from equipment used for on-site waste treatment.

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

Prior to our acquisition of our PCG business, PCG made legal commitments to the U.S. EPA and to the State of Connecticut regarding settlement of enforcement actions related to the PCG operations in Connecticut. The obligations include fulfillment of a Compliance Management Plan until July 1, 2009 and installation of two rinse water recycling systems at the Stafford, Connecticut facilities. To date we have installed one of the two recycling systems. Failure to meet the remaining commitment could result in further costly enforcement actions, including exclusion from participation in defense and other federal contracts, which would materially harm our business, results of operations, and financial condition.

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

We are increasingly required to certify compliance with various material content restrictions in our products based on laws of various jurisdictions or territories such as the Restriction of Hazardous Substances (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directives in the European Union and China’s RoHS legislation. New York City has adopted identical restrictions and many U.S. states are considering similar rules and legislation. In addition, we must also certify as to the non-applicability to the EU’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. The REACH directive requires adoption of Substances of Very High Concern (SVHCs) periodically. We must survey our supply chain and certify to the non-presence or presence of SVHCs to our customers. Currently, two lists totaling 29 SVHCs have been adopted by the EU. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.

New regulations could require us to acquire costly equipment or to incur other significant expenses. Any failure by us following the proposed PCB Combination to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to substantial future liabilities.

We are also subject to a variety of environmental laws and regulations in the People’s Republic of China, or PRC, which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. The manufacturing of our products generates gaseous chemical wastes, liquid wastes, waste water and other industrial wastes in various stages of the manufacturing process. Production sites in the PRC are subject to regulation and periodic monitoring by the relevant environmental protection authorities. Environmental claims or the failure to comply with current or future regulations could result in the assessment of damages or imposition of fines against us, suspension of production, or cessation of operations. If the PCB Combination is effected, our exposure to environmental laws and regulations of the PRC would increase.

Our business and operations could be adversely impacted by climate change initiatives.

Our manufacturing processes require that we purchase significant quantities of energy from third parties, which results in the generation of greenhouse gasses, either directly on-site or indirectly at electric utilities. Both domestic and international legislation to address climate change by reducing greenhouse gas emissions and establishing a price on carbon could create increases in energy costs and price volatility. Considerable international attention is now focused on development of an international policy framework to guide international action to address climate change. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect our energy source and supply choices as well as increase the cost of energy and raw materials derived from sources that generate greenhouse gas emissions.

The U.S. Defense Security Service and the Committee on Foreign Investment in the United States, or CFIUS, may take measures to protect classified projects and national security.

Due to the substantial foreign ownership of our shares that would result from the proposed PCB Combination, the U.S. Defense Security Service and CFIUS may take measures to protect classified projects and national security. Certain measures and conditions may be imposed on us, which may materially and adversely affect our operating results, due to the impact of implementing security measures limiting our control over certain U.S. facilities, contracts, personnel, and operations.

We are subject to the requirements of the National Industrial Security Program Operating Manual for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government.

A facility security clearance is required in order to be awarded and perform on classified contracts for the U.S. Department of Defense and certain other agencies of the U.S. government. We currently perform on several classified contracts. As a cleared entity, we must comply with the requirements of the National Industrial Security Program Operating Manual, or NISPOM, and any other applicable U.S. government industrial security regulations. Further, due to the fact that immediately following the PCB Combination, if effected, a significant portion of our voting equity will be owned by a non-U.S. entity, we expect that following the closing of the PCB Combination we will be required to be governed by and operate in accordance with the terms and requirements of a Special Security Agreement, or SSA, with the U.S. Department of Defense.

If we were to violate the terms and requirements of the SSA, the NISPOM, or any other applicable U.S. government industrial security regulations (which may apply to us under the terms of our classified contracts), we could lose our security clearance. We cannot assure you that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform classified contracts and would not be able to enter into new classified contracts, which could adversely affect our revenues.

We export defense and commercial products from the United States to other countries. If we were to fail to comply with export laws, we could be subject to fines and other punitive actions.

Exports from the United States are regulated by the U.S. Department of State and U.S. Department of Commerce, and exports from the PRC are regulated by certain PRC authorities. Other foreign countries also regulate exports of products that may be manufactured by us. Failure to comply with these regulations can result in significant fines and penalties. Additionally, violations of these laws can result in punitive penalties, which would restrict or prohibit us from exporting certain products, resulting in significant harm to our business.

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

Our 10 largest customers accounted for approximately 52% and 50% of our net sales for the years ended December 31, 2009 and 2008, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. With the primary exception of sales from our facility in China and a portion of sales from our Ireland sales office, our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 24% of our net accounts receivable as of December 31, 2009 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

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

If we are unable to provide our customers with high-end technology, high quality products, and responsive service, or if we are unable to deliver our products to our customers in a timely manner, our results of operations and financial condition may suffer.

In order to maintain our existing customer base and obtain business from new customers, we must demonstrate our ability to produce our products at the level of technology, quality, responsiveness of service, timeliness of delivery, and at costs that our customers require. If our products are of substandard quality, if they are not delivered on time, if we are not responsive to our customers’ demands, or if we cannot meet our customers’ technological requirements, our reputation as a reliable supplier of our products would likely be damaged. If we are unable to meet these product and service standards, we may be unable to obtain new contracts or keep our existing customers, and this could have a material adverse effect on our results of operations and financial condition.

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

If we are unable to maintain satisfactory capacity utilization rates, our results of operations and financial condition would be adversely affected.

Given the high fixed costs of our operations, decreases in capacity utilization rates can have a significant effect on our business. Accordingly, our ability to maintain or enhance gross margins would continue to depend, in part, on maintaining satisfactory capacity utilization rates. In turn, our ability to maintain satisfactory capacity utilization would depend on the demand for our products, the volume of orders we receive, and our ability to offer products that meet our customers’ requirements at competitive prices. If current or future production capacity fails to match current or future customer demands, our facilities would be underutilized and we would be less likely to achieve expected gross margins.

Competition in the printed circuit board market is intense, and we could lose market share if we are unable to maintain our current competitive position in end markets using our quick-turn, high technology and high-mix manufacturing services.

The printed circuit board industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal North American PCB competitors include DDi, Endicott Interconnect Technologies, Firan Technology Group, ISU/Petasys, Viasystems, Pioneer Circuits, and Sanmina-SCI. Our principal international PCB competitors include Elec & Eltek, Hitachi, Ibiden, ISU/Petasys and Multek. Our principal assembly competitors include Amphenol, Sanmina-SCI, Simclar, TT Electronics, and Viasystems. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

Sales to EMS providers represented approximately 47% and 52% of our net sales for the year ended December 31, 2009 and 2008, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture printed circuit boards and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of December 31, 2009, our consolidated balance sheet reflected $29.2 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, reduce our earnings.

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

We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual provisions, and other measures to protect our proprietary information. All of these measures afford only limited protection. These measures may be invalidated, circumvented, or challenged, and others may develop technologies or processes that are similar or superior to our technology. We may not have the controls and procedures in place that are needed to adequately protect proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain or use information that we regard as proprietary, which could adversely impact our revenues and financial condition.

Furthermore, there is a risk that we may infringe on the intellectual property rights of others. As is the case with many other companies in the PCB industry, we from time to time receive communications from third parties asserting patent rights to our products and enter into discussions with such third parties. Irrespective of the validity or the successful assertion of such claims, we could incur costs in either defending or settling any intellectual property disputes alleging infringement. If any claims are brought against the customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defending such claims. In the event we are subject to any infringement claims, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or in obtaining such licenses on reasonable terms or at all, which could disrupt the production processes, damage our reputation, and affect our revenues and financial condition.

We depend heavily on a single customer, the U.S. government, for a substantial portion of our business, including programs subject to security classification restrictions on information. Changes affecting the government’s capacity to do business with us or our direct customers or the effects of competition in the defense industry could have a material adverse effect on our business.

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

Because we have a manufacturing operation in Asia and sales offices located in Asia and Europe, we are subject to the risks of changes in economic and political conditions in those countries, including but not limited to:

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

Our operations in the PRC subject us to risks and uncertainties relating to the laws and regulations of the PRC.

Under its current leadership, the government of the PRC has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of the PRC will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention. In addition, some government policies and rules are not timely published or communicated, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us. Consummation of the PCB Combination would result in us having a substantially greater presence in and exposure to the PRC.

The economies of the countries in which we operate may be adversely affected by a recurrence of severe acute respiratory syndrome, or an outbreak of other epidemics such as H1N1 or avian flu.

Past occurrences of epidemics or pandemics, depending on their scale of occurrence, have caused different degrees of damage to the national and local economies in the affected countries. A recurrence of SARS or an outbreak of any other epidemics or pandemics, such as the H1N1 influenza or avian flu, especially in the areas where we have operations, or where we may have operations in the future, may result in quarantines, temporary closures of offices and manufacturing facilities, travel restrictions, or the temporary or permanent loss of key personnel. The perception that an outbreak of contagious disease may occur again may also have an adverse effect on the economic conditions of affected countries. Any of the above may cause material disruptions to our operations, which in turn may adversely affect our financial condition and results of operations.

We are subject to risks of currency fluctuations.

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of December 31, 2009, we had approximately $32.9 million of current assets denominated in Chinese RMB. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. Dollar and the RMB cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the RMB, the appreciation of the RMB against the U.S. Dollar will have an adverse impact on our financial condition and results of operations (including the cost of servicing, and the value in our balance sheet of, the RMB-denominated indebtedness).

Further, the PRC government imposes control over the convertibility of RMB into foreign currencies. Pursuant to certain PRC regulations, conversion of RMB into foreign exchange from foreign exchange accounts in the PRC is based on, among other things, a board resolution declaring the distribution of a dividend and payment of profits. Remittance of such amounts to foreign investors from the foreign exchange accounts of the foreign invested enterprises in the PRC or conversion of the RMB into foreign currencies at designated foreign exchange banks for the remittance of dividends and profits do not require permission from the State Administration of Foreign Exchange, or SAFE, and other applicable governmental authorities of the PRC do not impose restrictions on the category of recurring international payments and transfers. However, conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, must be approved by SAFE and the relevant branch. These regulations and procedures subject us to further currency exchange risks.

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

Unanticipated changes in our tax rates or in our assessment of the realizability of our deferred income tax assets or exposure to additional income tax liabilities could affect our operating results and financial condition.

We are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and, in the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries and states with differing statutory tax rates, changes in the valuation of deferred income tax assets and liabilities, changes in tax laws, as well as other factors. Our tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions, which could affect our operating results.

If our net earnings do not remain at or above recent levels, or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record a valuation allowance against our net deferred income tax assets.

As of December 31, 2009, we had net deferred income tax assets of approximately $44.1 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred income tax assets, which would reduce our earnings per share.

Risks Relating to the Proposed PCB Combination

Failure to complete the proposed PCB Combination could adversely affect our future business and operations.

The proposed PCB Combination is subject to the satisfaction of various closing conditions, including the approval by our stockholders and other conditions described in the Purchase Agreement that are outside the control of us and Meadville. We cannot assure you that these conditions will be satisfied or that the PCB Combination will be successfully completed. In the event that the PCB Combination is not completed:

•	we would not realize the potential benefits of the PCB Combination, including the potentially enhanced financial and competitive position of the combined company;

•	our attention from day-to-day business may be diverted, we may lose key employees, and our relationships with our customers and partners may be disrupted as a result of uncertainties with regard to our business and prospects; and

•	we will incur and must pay significant costs and expenses related to the PCB Combination, such as legal, accounting, and advisory fees.

Any such events could adversely affect our business and operating results.

Our business could suffer due to the pendency and consummation of the proposed PCB Combination.

The pendency and consummation of the PCB Combination may have a negative impact on our or, following the proposed PCB Combination, the combined company’s, ability to sell products and services, attract and retain key management, technical, sales, or other personnel, maintain and attract new customers, and maintain strategic relationships with third parties. For example, we, and following consummation of the PCB Combination the combined company, may experience the deferral, cancellation, or decline in the size or rate of orders for products or services or a deterioration in customer relationships. Any such events could harm our, and following the PCB Combination, the combined company’s, operating results and financial condition.

The purchase price payable in the PCB Combination will not be adjusted for any changes in the price of our common stock or Meadville’s shares.

A portion of the consideration payable in connection with the PCB Combination would be paid through the issuance to Meadville of 36.3 million shares of our common stock, and we will deliver to Meadville cash in the amount of $114.0 million and assume the outstanding debt of the PCB Subsidiaries of approximately $450 million. Under the Purchase Agreement, other than as a result of reclassifications, stock splits, stock dividends, and similar changes effected by us, neither the number of shares of our common stock to be issued nor the amount of cash to be delivered will be adjusted even if the market price of our common stock or Meadville’s shares fluctuates between the date of the stock purchase agreement and the closing date of the PCB Combination. The stock purchase and special dividend of our common stock and cash to Meadville’s shareholders may not be completed until a significant period of time has passed. Stock price changes may result from a variety of factors that are beyond the control of us or Meadville, including:

•	market reaction to the pendency of the PCB Combination and market assessment of the merits and risks of the PCB Combination and the likelihood of the PCB Combination being consummated;

•	changes in the respective businesses, operations, or prospects of our or Meadville’s PCB business;

•	governmental or litigation developments or regulatory considerations affecting us or the electronics industry;

•	general business, market, industry, or economic conditions;

•	the worldwide supply/demand balance for products in the PCB and electronics industry; and

•	other factors beyond the control of us or Meadville, including those described elsewhere in this “Risk Factors” section.

Neither party is permitted to “walk away” from the PCB Combination or re-solicit the vote of its shareholders solely because of changes in the market price, and therefore value, of our common stock or Meadville’s shares through the closing date of the PCB Combination. Any reduction in our stock price would result in Meadville shareholders receiving less value in the PCB Combination. Conversely, any increase in our stock price would potentially result in Meadville, and ultimately Meadville shareholders, receiving greater value in the PCB

Combination. The specific dollar value per share of our common stock that Meadville, and ultimately Meadville shareholders, would receive upon completion of the PCB Combination will depend on, among other things, the market value of our common stock at that time and at the time of Meadville’s special dividend of our shares to Meadville’s shareholders.

We may not realize the operating and financial benefits we expect from the PCB Combination.

The post-acquisition integration of our company and the PCB Subsidiaries would be complex, time-consuming, and expensive, and may disrupt the day-to-day management and operation of our business. After the PCB Combination, the combined company would need to overcome significant challenges in order to realize any benefits or synergies from the PCB Combination. These challenges include the timely, efficient, and successful completion of a number of post-acquisition events, including the following:

•	integrating the operations of the companies;

•	implementing disclosure controls, internal controls, and financial reporting systems to comply with the requirements of accounting principles generally accepted in the United States, or U.S. GAAP, and U.S. securities laws and regulations required as a result of integration of the PCB Subsidiaries as part of a consolidated reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act;

•	retaining and assimilating the key personnel of each company;

•	resolving possible inconsistencies in operating and product standards, internal controls, procedures and policies, business cultures, corporate governance and reporting practices, and compensation methodologies between the companies;

•	retaining existing vendors and customers of the companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform business standards, procedures, policies, and information systems.

The execution of these post-acquisition integration events would involve considerable risks and may not be successfully implemented, or if implemented, on a timely basis. These risks include the following:

•	potential disruption of ongoing business operations and distraction of the management of the combined company;

•	potential strain on financial and managerial controls and reporting systems and procedures of the combined company;

•	unanticipated expenses and potential delays related to integration of the operations, technology, and other resources of the companies;

•	potential impairment of relationships with employees, suppliers, and customers as a result of the inclusion and integration of management personnel;

•	greater than anticipated costs and expenses related to the PCB Combination or the integration of the respective businesses of us and the PCB Subsidiaries following the PCB Combination;

•	the difficulty of complying with government-imposed regulations in both the U.S. and the PRC, which may in many ways be materially different from one another; and

•	potential unknown liabilities associated with the PCB Combination and the combined operations.

The combined company may not succeed in mitigating these risks or any other problems encountered in connection with the PCB Combination. The inability to successfully integrate the operations, technology, and personnel of our company and the PCB Subsidiaries, or any significant delay in achieving integration of the companies, could have a material adverse effect on the combined company after the PCB Combination and, as a result, on the market price of our common stock following the PCB Combination.

As a result of the PCB Combination, we and the PCB Subsidiaries as a combined company would be a substantially larger and broader organization, with a greater geographic diversity relative to our and Meadville’s current operations, and if management is unable to sufficiently manage the combined company, operating and financial results would suffer.

As a result of the PCB Combination, the combined company would have significantly more employees, greater geographic diversity, and customers in multiple distribution channels. The combined company would face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate policies, benefits, reporting, management, and compliance programs and systems. The inability to manage successfully the substantially larger and internationally diverse organization, or any significant delay in achieving successful management of the organization, could have a material adverse effect on the combined company and, as a result, on the market price of our common stock.

The combined company would need to invest in its operations to integrate us and the PCB Subsidiaries and to maintain and grow the combined business, and may need additional funds to do so.

The combined company would depend on the availability of adequate capital to maintain and develop its business. We believe that the combined company can meet its capital requirements from internally generated funds, cash in hand, and available borrowings. If the combined company is unable to fund its capital requirements as currently planned, however, it would have a material adverse effect on the combined company’s business, financial condition, and operating results. If the combined company does not achieve our expected operating results, the combined company would need to reallocate its sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair the ability of the combined company to make investments in the business or to integrate us and the PCB Subsidiaries. There is no assurance that the combined company would be able to borrow any such additional funds when needed on commercially acceptable terms or at all.

Should the combined company need to raise funds through incurring additional debt, the combined company may become subject to covenants even more restrictive than those contained in our or the PCB Subsidiaries’ current debt instruments. Furthermore, if we issue additional equity, our equity holders would suffer dilution. There can be no assurance that additional capital would be available on a timely basis, on favorable terms, or at all.

The PCB Combination could cause us or the PCB Subsidiaries to lose key personnel, which could materially affect the combined company’s business and require the combined company to incur substantial costs to recruit replacements for lost personnel.

As a result of the PCB Combination, our current and prospective employees and the PCB Subsidiaries’ employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect their ability or willingness to continue with the combined company, and the ability of the combined company to attract and retain key management, sales, marketing, and technical personnel. Any failure to retain and attract key personnel could have a material adverse effect on our and the PCB Subsidiaries’ current business and the business of the combined company after the completion of the PCB Combination.

General uncertainty related to the PCB Combination could harm us and Meadville.

In response to the announcement and pendency of the proposed PCB Combination, customers may delay or defer purchasing decisions. If this were to occur, our and Meadville’s cash flows and revenue, respectively, and the revenues of the combined company, could decline materially or any anticipated increases in revenue could be lower than expected. Also, speculation regarding the likelihood of the closing of the PCB Combination could increase the volatility of our share price.

Regulatory authorities may delay or impose conditions on approval of the PCB Combination, which may diminish the anticipated benefits of the PCB Combination.

The completion of the PCB Combination requires the receipt of various approvals from governmental authorities, both in the U.S. and in the PRC, including certain antitrust approvals and completion of a review by the

U.S. Defense Security Service and the U.S. State Department. The antitrust and other regulatory approvals may take substantial time, and there can be no assurance that such approvals can be obtained. Failure to obtain these approvals in a timely manner may delay the completion of the PCB Combination, possibly for a significant period of time, or prevent the completion of the PCB Combination altogether. In addition, regulatory authorities may attempt to condition their approval of the PCB Combination on the imposition of conditions that could restrict the day-to-day operations of the combined company, including requiring the discontinuance of certain lines of business, that may have a material adverse effect on the combined company’s operating results or the value of our common stock after the PCB Combination is completed. Any delay in the completion of the PCB Combination or conditions on effecting the PCB Combination may diminish anticipated benefits or may result in additional transaction costs, loss of revenue, or other effects associated with uncertainty about the completion or terms of the PCB Combination.

Both we and the PCB Subsidiaries, and the PCB Combination, may be subject to adverse regulatory requirements and conditions.

A condition to completing the PCB Combination was the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the Hart-Scott-Rodino Act. We and Meadville previously made the required filings with the U.S. Department of Justice and the U.S. Federal Trade Commission and received notice from the Federal Trade Commission in January 2010 that our request for early termination of the review period had been granted. However, even after the termination of the waiting period of the Hart-Scott-Rodino Act, the Department of Justice or the Federal Trade Commission, as well as a foreign regulatory agency or government, state, or private persons, may challenge the PCB Combination at any time before or after its completion. We and Meadville cannot assure you that the Department of Justice or Federal Trade Commission or third parties would not try to prevent the PCB Combination or seek to impose restrictions or conditions on us or the PCB Subsidiaries. The PCB Combination is also subject to approval by CFIUS, which we obtained on February 2, 2010. The effectiveness of the PCB Combination is further conditioned upon the receipt of antitrust approvals from the applicable governmental authorities of the PRC. Such approvals may take a substantial amount of time to obtain and there can be no assurance that such approvals can be obtained in a timely manner or at all. Depending on the nature of any restrictions or conditions, these restrictions or conditions may jeopardize or delay completion of the PCB Combination or lessen the anticipated benefits of the PCB Combination.

The U.S. Department of Justice, the SEC, and other governmental authorities have a broad range of civil and criminal sanction authority available to them under the U.S. Foreign Corrupt Practices Act, referred to as the FCPA, and other laws, which they may seek to impose in appropriate circumstances. Recent civil and criminal settlements with a number of public corporations and individuals have included multi-million dollar fines, disgorgement, injunctive relief, guilty pleas, deferred prosecution agreements, and other sanctions, including requirements that corporations retain a monitor to oversee compliance with the FCPA. The combined company may incur significant expenses in instituting controls related to compliance with the FCPA.

Due to the lack of back up facilities in the PRC, the combined company’s operations could be adversely affected by a shortage of utilities or a discontinuation of priority supply status offered for such utilities.

The manufacturing of PCBs requires significant quantities of electricity and water. Meadville and the PCB Subsidiaries have historically purchased substantially all of the electrical power for their manufacturing plants in the PRC from local power plants. Because the PRC’s economy has recently been in a state of growth, the strain on the nation’s power plants is increasing, which has led to continuing power outages in various parts of the country. There may be times when the combined company’s operations in the PRC may be unable to obtain adequate sources of electricity to meet production requirements. Additionally, the combined company would not likely maintain any back-up power generation facilities for its operations, so if it were to lose power at any of its facilities it would be required to cease operations until power was restored. Any stoppage of power could adversely affect the combined company’s ability to meet its customers’ orders in a timely manner, thus potentially resulting in a loss of business and increased costs of manufacturing. In addition, the sudden cessation of power supply could damage the combined company’s equipment, resulting in the need for costly repairs or maintenance as well as damage to products in production, resulting in an increase in scrapped products. Similarly, the sudden cessation of the water supply to the PRC facilities could adversely affect the combined company’s ability to fulfill orders in a timely manner, potentially resulting in a loss of business and under-utilization of capacity. Various regions in the PRC have in the past experienced shortages of both electricity and water and unexpected interruptions of power supply. There can be no assurance that the combined company’s required utilities would not in the future experience material interruptions, which could have a material adverse effect on its results of operations and financial condition.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock following the PCB Combination.

If the anticipated benefits of the PCB Combination are not achieved, our financial results, including our earnings, could be adversely affected. In accordance with U.S. GAAP, we would account for the PCB Combination using the purchase method of accounting. For accounting purposes, we would be considered the acquiring company. As a result, we would allocate the total purchase price to the PCB Subsidiaries’ tangible assets, identifiable intangible assets, liabilities assumed, and noncontrolling interests based on their fair values as of the date of completion of the PCB Combination, and record the excess of the purchase price over those fair values as goodwill. The combined company would incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the PCB Combination. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

We incur a variety of costs as a result of being a public company, and those costs may increase as a result of the PCB Combination.

As a U.S. public company registered with the SEC under the Exchange Act, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, frequently require changes in corporate governance policies and practices of companies registered with the SEC under the Exchange Act. These rules and regulations increase legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we incur additional costs associated with our Exchange Act public company reporting requirements. These rules and regulations also may make it more difficult and more expensive for us to obtain and pay for, at commercially reasonable rates, director and officer liability insurance, and the combined company may be required to accept reduced policy limits and reduced scope of coverage or incur substantially higher costs to obtain the same or similar levels of coverage. As a result, it may be more difficult for the combined company to attract and retain qualified persons to serve on its board of directors or as executive officers. As a result, implementation of disclosure controls, internal controls, and financial reporting systems complying with the requirements of U.S. GAAP and U.S. securities laws and regulations required as a result of our continued status as a reporting company under the Exchange Act following effectiveness of the PCB Combination may be more difficult and costly than anticipated.

We expect to incur significant costs as a result of the integration of our operations with the PCB Subsidiaries.

There are inconsistencies in standards, controls, procedures and policies, business cultures, and compensation structures between us and the PCB Subsidiaries. The integration of our operations and the operations of the PCB subsidiaries and reconciling the inconsistencies in the standards, controls, procedures and policies, business cultures, and compensation structures between us and the PCB Subsidiaries may result in additional costs for the combined company. There are no assurances that such inconsistencies can be reconciled seamlessly or at all. The failure to reconcile such inconsistencies may lessen the anticipated benefits of the PCB Combination.

Following the effectiveness of the PCB Combination, the current principal owners of Meadville are expected to own a substantial percentage of our common stock.

Following the effectiveness of the PCB Combination, approximately 46% of our common stock outstanding after giving effect to the PCB Combination (based on the number of shares of our common stock outstanding on November 16, 2009, the date we executed and announced the Purchase Agreement) would be owned by Meadville and, following the special dividend of our common stock by Meadville to its shareholders (or sale thereof on behalf of such shareholders electing to sell such TTM shares to which they would otherwise have been entitled), by Meadville’s shareholders or their transferees, and an estimated 33% to 39% of our common stock would be owned by certain of Meadville’s principal shareholders. These principal shareholders of Meadville will be entitled to jointly nominate one individual to our board of directors and a majority of the members of the board of directors of the PCB Subsidiaries, and thus will have influence over our management, operations, and potential significant corporate actions.

Current holders of our common stock would suffer substantial dilution if the PCB Combination is effected.

The PCB Combination would dilute the ownership position of our current stockholders. If the PCB Combination is effected, we would issue 36.3 million shares of our common stock in connection with the PCB Combination, representing approximately 46% of our outstanding common stock after giving effect to the PCB Combination (based on the number of shares of our common stock outstanding on November 16, 2009, the date we executed and announced the stock purchase agreement). Consequently, following the PCB Combination, our current stockholders, as a general matter, would have less influence over the management and policies of our company than they currently exercise over the management and policies of our company.

The PCB Subsidiaries do not currently have a certificate of state-owned land use or certificates of real estate ownership for certain of their properties in the PRC and the properties associated with certain facilities are subject to a general city re-zoning plan which, if implemented in the future, may require the combined company to relocate these facilities.

The PCB Subsidiaries do not currently have certificates of real estate ownership for certain buildings used as dormitories and a sewage treatment center for staff dormitories in the PRC. The PCB Subsidiaries also have not obtained the relevant certificate of state-owned land use and certificates of real estate ownership for certain facilities in the PRC. Further, there is a legal defect in the leasing of a parcel of land currently used for dormitories and two buildings used as staff quarters in the PRC. We can provide no assurance that the PCB Subsidiaries will be able to obtain relevant land use certificates in a timely manner or at all, or that the combined company’s results of operations or financial condition would not be adversely affected due to the lack of such certificates. Any requirement to cease using the relevant property and premises could also have a material adverse effect on the combined company’s business.

In addition, we understand that all of the properties where certain of the PCB Subsidiaries’ facilities are located are now subject to a general city rezoning plan which has been prepared by the Dongguan municipal government. According to the relevant PRC regulations, the general rezoning plan is made for twenty years. Under the rezoning plan, it is intended that the properties where certain of the PCB Subsidiaries’ facilities are located will be re-designated from industrial to commercial use. If and when implemented in respect of those properties, the rezoning plan may require the combined company to vacate these properties and relocate the facilities.

In the event the combined company is required to vacate the above properties, the combined company would implement certain strategies to minimize any loss of production capacity during relocation. There can be no assurance that the combined company’s strategies to deal with the relocation of the facilities can be implemented, or that such strategies can be implemented before the combined company is required to vacate the above properties due to the proposed general city rezoning plan. If the combined company is required to relocate the facilities, the combined company’s results of operation and financial condition may be materially and adversely affected.

The PCB Subsidiaries have historically operated in Asia, where production costs are lower. We have historically operated primarily in North America. Following the PCB Combination, the average production costs of the combined company may be higher than the historic average production costs of the PCB Subsidiaries due to the integration of the production costs of the PCB Subsidiaries with our production costs. Competitors with lower production costs may gain market share in the combined company’s key market segments, which may have an adverse effect on the pricing of the products of the combined company.

Although the PCB Subsidiaries have historically operated in Asia, the PCB Combination and the integration of the PCB Subsidiaries with our company, which has historically operated in North America, may result in the combined company being at a competitive disadvantage with respect to price when compared to manufacturers with other lower-cost facilities in Asia and other locations. We believe price competition from PCB manufacturers in Asia and other locations with lower production costs may play an increasing role in the market. While historically our and the PCB Subsidiaries’ competitors in these locations have produced less technologically advanced PCBs, they continue to expand their capacity and capabilities with advanced equipment to produce higher technology PCBs. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share, which may force the combined company to lower its prices, which would reduce the combined company’s gross margins.

The PCB Subsidiaries’ manufacturing facilities are located in Hong Kong and the PRC. To the extent that other cost-competitive regions begin to enter into PCB production and start to draw foreign investment into their domestic PCB industries or establish domestic markets for such products, the combined company may face greater competition for its products. Correspondingly, if conditions in the PCB products markets in the PRC and Hong Kong deteriorate, particularly for reasons such as increases in labor or other costs, migration of the supply chain outside of the PRC and Hong Kong, or decreases in demand for PCBs in the PRC, then production and consumption of PCBs may shift to these other regions. The inability of the combined company to shift its production and sales to these regions could have a material adverse effect on its results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our principal manufacturing facilities and administrative offices.

	Leased	Owned	Total
Location(1)	Square Feet	Square Feet	Square Feet

Chippewa Falls, WI	—	281,000	281,000
Dallas, OR(2)	—	127,700	127,700
Hopkins, MN (office)	8,700	—	8,700
Inglewood (Los Angeles), CA(3)	65,137	—	65,137
Logan, UT	—	124,104	124,104
Redmond, WA(4)	—	102,200	102,200
San Diego, CA	37,500	—	37,500
Santa Ana, CA	8,287	82,600	90,887
Santa Clara, CA	18,304	45,685	63,989
Shanghai, China	85,745	—	85,745
Stafford, CT	21,251	100,000	121,251
Stafford Springs, CT	10,000	53,000	63,000
Staffordville, CT	—	56,000	56,000
Union City (Hayward), CA(3)	116,993	—	116,993

Total	371,917	972,289	1,344,206
Logan, UT (vacant land)		2.5 acres
Stafford, CT (vacant land)		2.5 acres
Chippewa Falls, WI (vacant land)		5.0 acres

(1)	All locations pertain to our PCB Manufacturing segment with the exception of Shanghai, China and Union City, California, which pertain to our Backplane Assembly segment.

(2)	We ceased production at the Dallas, Oregon facility during the second quarter 2007. We are in the process of selling the owned property.

(3)	On September 1, 2009 we announced the closure of our Los Angeles and Hayward, California production facilities. We ceased production at our Los Angeles, California facility in the fourth quarter of 2009 and intend to cease production at the Hayward, California facility during the first quarter 2010.

(4)	We ceased production at the Redmond, Washington facility during the second quarter 2009. We are in the process of selling the owned property.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation.

Prior to our acquisition of PCG in October 2006, PCG made legal commitments to the U.S. EPA and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA were completed as of July 1, 2009. The Connecticut DEP obligations involves the installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of December 31, 2009, one recycling system was completed and placed into operation, and approximately $0.6 million remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet our remaining recycling system commitment could result in further costly enforcement actions

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Historical Trading Price

Our common stock has been listed on the Nasdaq Stock under the symbol “TTMI” since September 21, 2000. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the Nasdaq Stock for the periods indicated.

	High	Low

2009:
First Quarter	$6.70	$3.87
Second Quarter	$9.76	$5.40
Third Quarter	$11.99	$7.85
Fourth Quarter	$12.52	$9.78
2008:
First Quarter	$11.99	$7.83
Second Quarter	$15.76	$11.43
Third Quarter	$14.11	$9.81
Fourth Quarter	$10.11	$3.76

As of March 11, 2010, there were approximately 303 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Stock on March 11, 2010 was $9.64.

Dividend Policy

We have not declared or paid any dividends since 2000, and we do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain any future earnings to finance future operations and the expansion of our business.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 31, 2004 to December 31, 2009, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the Nasdaq Composite Index; and

•	a peer group consisting of two publicly traded circuit board companies that we have selected.

The graph assumes $100 was invested in our common stock on December 31, 2004, and an investment in each of the peer group and the Nasdaq Composite Index, and the reinvestment of all dividends. The companies included in the peer group are Sanmina Corporation (Nasdaq NM: SANM) and Merix Corporation (Nasdaq NM: MERX).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TTM Technologies, Inc., The NASDAQ Composite Index
And A Peer Group

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
  Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09

TTM Technologies, Inc.	100.00	79.66	96.02	98.81	44.15	97.71
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Peer Group	100.00	50.89	42.64	22.38	5.39	21.69

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

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

	Years Ended December 31,
	2009(1)(2)	2008(1)(3)	2007	2006(4)(5)	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$582,476	$680,981	$669,458	$369,316	$240,209
Cost of goods sold	479,267	543,741	539,205	276,216	186,453

Gross profit	103,209	137,240	130,253	93,100	53,756

Operating expenses:
Selling and marketing	26,517	30,436	29,835	16,473	11,977
General and administrative	36,548	33,255	32,712	19,608	14,135
Amortization of definite-lived intangibles	3,440	3,799	4,126	1,786	1,202
Restructuring charges	5,490	—	—	199	—
Impairment of goodwill and long-lived assets	12,761	123,322	—	—	—
Metal reclamation	—	(3,700)	—	—	—

Total operating expenses	84,756	187,112	66,673	38,066	27,314

Operating income (loss)	18,453	(49,872)	63,580	55,034	26,442
Other income (expense):
Interest expense	(11,198)	(11,065)	(13,828)	(3,394)	(251)
Interest income	467	1,370	1,379	4,419	2,126
Other, net	401	(1,804)	137	43	—

Income (loss) before income taxes	8,123	(61,371)	51,268	56,102	28,317
Income tax (provision) benefit	(3,266)	24,460	(16,585)	(21,063)	2,524

Net income (loss)	$4,857	$(36,911)	$34,683	$35,039	$30,841

Earnings (loss) per common share:
Basic	$0.11	$(0.86)	$0.82	$0.84	$0.75
Diluted	$0.11	$(0.86)	$0.81	$0.83	$0.74
Weighted average common shares:
Basic	43,080	42,681	42,242	41,740	41,232
Diluted	43,579	42,681	42,568	42,295	41,770
Other Financial Data:
Depreciation of property, plant and equipment	$19,140	$21,324	$22,772	$12,178	$9,290

(1)	Effective January 1, 2009, we adopted new authoritative guidance for convertible debt instruments with retrospective application to the date of the issuance of convertible debt, which for us was May 2008. The implementation of the new authoritative guidance for convertible debt instruments increased interest expense by $2.6 million for the year ended December 31, 2008.

(2)	We recorded restructuring charges and write-down of certain long-lived assets associated with specific plant facilities and assets held for sale in 2009.

(3)	We recorded an impairment of goodwill and long-lived assets in 2008 as a result of our annual goodwill impairment test and the write-down of certain long-lived assets associated with specific plant facilities and assets held for sale.

(4)	Our results for the year ended December 31, 2006, include 65 days of activity of PCG, which we acquired on October 27, 2006.

(5)	Effective January 1, 2006, we adopted new authoritative guidance on share based payments. The implementation of the new authoritative guidance for share based payments increased cost of goods sold by $0.5 million, selling and marketing by $0.1 million and general and administrative by $0.9 million for the year ended December 31, 2006.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Working capital	$323,112	$280,362	$98,839	$127,405	$111,224
Total assets	543,058	540,240	498,798	573,698	273,143
Convertible senior notes	139,882	134,914	—	—	—
Long-term debt, including current maturities	—	—	85,000	200,705	—
Stockholders’ equity	340,917	330,036	328,594	287,315	243,952

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Supplemental Data:
EBITDA(1)	$42,028	$(25,065)	$92,110	$73,577	$39,176
Cash flows provided by operating activities	73,977	75,632	73,984	32,784	31,027
Cash flows used in investing activities	(128,497)	(21,281)	(1,705)	(234,579)	(13,583)
Cash flows provided by (used in) financing activities	440	74,793	(113,828)	200,027	626

(1)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA to enhance the understanding of our operating results. EBITDA is a key measure we use to evaluate our operations. We provide our EBITDA because we believe that investors and securities analysts will find EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of EBITDA to the financial information in our consolidated statement of operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Net income (loss)	$4,857	$(36,911)	$34,683	$35,039	$30,841

Add back items:
Income tax provision (benefit)	3,266	(24,460)	16,585	21,063	(2,524)
Interest expense	11,198	11,065	13,828	3,394	251
Depreciation of property, plant and equipment	19,140	21,324	22,772	12,178	9,290
Amortization of intangibles	3,567	3,917	4,242	1,903	1,318

Total	37,171	11,846	57,427	38,538	8,335

EBITDA	$42,028	$(25,065)	$92,110	$73,577	$39,176

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition at December 31, 2009. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

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

On November 16, 2009, we and certain of our subsidiaries entered into a Purchase Agreement with Meadville, an exempted company incorporated under the laws of the Cayman Islands, and MTG, a company incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of Meadville, pursuant to which we agreed to acquire all of the issued and outstanding capital stock of its PCB Subsidiaries. The PCB Subsidiaries, together with their subsidiaries, engage in the business of manufacturing and distributing printed circuit boards, including circuit design, quick-turn-around services, and drilling and routing services. Following the closing of the proposed PCB Combination, the PCB Subsidiaries will become our wholly owned subsidiaries. See Note 1 of the notes to consolidated financial statements.

We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of December 31, 2009, we had approximately 700 customers and as of December 31, 2008 we had approximately 860 customers. Sales to our 10 largest customers accounted for 52% and 50% of our net sales in 2009 and 2008, respectively. We sell to OEMs both directly and indirectly through EMS companies. Sales attributable to our five largest OEM customers accounted for approximately 34% and 29% of our net sales in 2009 and 2008, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Year Ended December 31,
End Markets(1)	2009	2008	2007

Aerospace/Defense	44%	37%	30%
Networking/Communications	36	40	42
Computing/Storage/Peripherals	11	12	14
Medical/Industrial/Instrumentation/Other	9	11	14

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

For PCBs we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead time products. Quick-turn orders decreased from approximately 12% of PCB revenue in 2008 to approximately 11% of PCB revenue in 2009 due to higher demand for our standard lead-time and high technology production services. We also deliver a large percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be canceled prior to shipment. We charge customers a fee, based on percentage completed, if an order is canceled once it has entered production.

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

General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, facilities and human resources personnel, as well as insurance expenses, expenses for accounting and legal assistance, incentive compensation expense, stock-based compensation expense, bad debt expense, and acquisition related expenses.

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

A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations. These policies require us to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the estimates that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

Our critical accounting policies include asset valuation related to bad debts; inventory obsolescence; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; realizability of deferred income tax assets; and determining self-insured reserves, asset retirement obligations and environmental liabilities.

Allowance for Doubtful Accounts

We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts. Our actual bad debts may differ from our estimates.

Inventories

In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Our inventory requirements may change based on our projected customer demand, changes due to market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories. We maintain specific finished goods inventories near certain key customer locations in accordance with agreements with those customers. Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition would be adversely affected.

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. We have two reporting units, PCB Manufacturing and Backplane Assembly, which are also our operating segments.

During the fourth quarter of each year, we perform our annual impairment assessment of goodwill, which requires the use of a fair-value based analysis. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary and considered factors such as a weakening economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period, as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We also assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuations techniques, including market and income approaches as considered necessary.

If forecasts and assumptions used to support the realizability of our goodwill and other long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Income Taxes

Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred income tax assets to the amounts that are more likely than not to be realized. At December 31, 2009 and 2008, we had net deferred income tax assets of $44.1 million and $39.8 million, respectively, and no valuation allowance. Should our expectations of taxable income change in future periods, it may be necessary to establish a valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Self Insurance

We are self-insured for group health insurance and worker’s compensation benefits provided to our employees, and we purchase insurance to protect against annual claims at the individual and aggregate level. The insurance carrier adjudicates and processes employee claims and is paid a fee for these services. We reimburse our insurance carriers for paid claims subject to variable monthly limitations. We estimate our exposure for claims incurred but not reported at the end of each reporting period and use our judgment using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and brokers on an annual basis to estimate our liability for these claims. This liability is subject to an individual insured stop-loss coverage that ranges from $175,000 to $250,000 per individual. Our actual claims experience may differ from our estimates.

Asset Retirement Obligations and Environmental Liabilities

We establish liabilities for the costs of asset retirement obligations when a legal or contractual obligation exists to dispose of or restore an asset upon its retirement and the timing and cost of such work can be reasonably estimated. The Company capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived asset. The liability is initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. In addition, we accrue an estimate of the costs of site closure environmental investigations and environmental remediation for work at identified sites where an assessment has indicated it is probable that cleanup costs are or will be required and may be reasonably estimated. In making these estimates, we consider information that is currently available, existing technology, enacted laws and regulations, and our estimates of the timing of the required remedial actions, and we discount these estimates at 8%. We also are required to estimate the amount of any probable recoveries, including insurance recoveries. We recorded a net adjustment to our estimate for asset retirement obligations in the amount of $0.4 million during the year ended December 31, 2009 related to changes in the estimated timing and amount of cash flows to restore our leased Hayward and Los Angeles, California manufacturing facilities to shell condition, the full settlement of obligations related to one of our Santa Clara, California production facility leases, and the partial settlement of obligations related to our Hayward, California facility lease.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated statement of operations:

	Year Ended December 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.3	79.8	80.5

Gross profit	17.7	20.2	19.5

Operating expenses:
Selling and marketing	4.6	4.5	4.5
General and administrative	6.3	4.9	4.9
Amortization of definite-lived intangibles	0.5	0.6	0.6
Restructuring charges	0.9	—	—
Impairment of goodwill and long-lived assets	2.2	18.1	—
Metal reclamation	—	(0.6)	—

Total operating expenses	14.5	27.5	10.0

Operating income (loss)	3.2	(7.3)	9.5
Other income (expense):
Interest expense	(1.9)	(1.6)	(2.0)
Interest income	0.1	0.2	0.2
Other, net	—	(0.3)	—

Total other expense, net	(1.8)	(1.7)	(1.8)

Income (loss) before income taxes	1.4	(9.0)	7.7
Income tax (provision) benefit	(0.6)	3.6	(2.5)

Net income (loss)	0.8%	(5.4)%	5.2%

We have two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes into sub-assemblies and other complete electronic devices. PCB Manufacturing customers are either EMS companies or OEM companies, while Backplane Assembly customers are usually OEMs. Our Backplane Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales support infrastructure. Our PCB Manufacturing segment is comprised of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB Manufacturing plants. The following table compares net sales by reportable segment for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net Sales:
PCB Manufacturing	$506,272	$590,515	$578,840
Backplane Assembly	107,307	124,048	124,337

Total sales	613,579	714,563	703,177
Inter-company sales	(31,103)	(33,582)	(33,719)

Total net sales	$582,476	$680,981	$669,458

Net Sales

Net sales decreased $98.5 million, or 14.5%, from $681.0 million for the year ended December 31, 2008 to $582.5 million for the year ended December 31, 2009 due to reduced demand at most of our production facilities resulting from a downturn in the global economy and due to the shutdown of our Redmond, Washington production facility at the end of March 2009 and our Los Angeles, California facility at the end of November 2009. These manufacturing facilities were closed as part of our strategy to concentrate our production at fewer facilities during a period of industry-wide reduced demand. The $84.2 million revenue decline in our PCB Manufacturing segment reflects the closure of our Redmond, Washington and Los Angeles, California facilities, partially offset by increased pricing, and compounded by lower demand, mainly in our PCB Manufacturing commercial end markets. PCB volume declined approximately 23% due to reduced demand while prices rose approximately 9% due to a shift in production mix toward more high-technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, decreased from approximately 12% of PCB sales for the year ended December 31, 2008 to approximately 11% of PCB sales for the year ended December 31, 2009. The increasingly complex nature of our quick-turn work requires more time to manufacture, thereby extending some of these orders beyond the 10-day delivery window. The $16.7 million decline in revenue from our Backplane Assembly segment was due to reduced volume at our Hayward, California production facility in conjunction with the pending closure announced on September 1, 2009. This manufacturing facility is being closed due to a steady decline in volume over several years.

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

Cost of Goods Sold

Cost of goods sold decreased $64.4 million, or 11.8%, from $543.7 million for the year ended December 31, 2008 to $479.3 million for the year ended December 31, 2009 due primarily to the decline in PCB volume discussed above. The decrease in cost of goods sold was mostly driven by lower labor, direct material costs and supplies associated with lower production volume. As a percentage of net sales, cost of goods sold increased from 79.8% for the year ended December 31, 2008 to 82.3% for the year ended December 31, 2009, primarily due to reduced absorption of fixed costs on lower volume and inventory write-off costs related to the closure of our Redmond, Washington and Los Angeles, California facility and the pending closure of our Hayward, California facility.

Cost of goods sold increased $4.5 million, or 0.8%, from $539.2 million for the year ended December 31, 2007 to $543.7 million for the year ended December 31, 2008. Cost of goods sold increased mainly due to increased sales but was also impacted by increased labor and overhead costs. For the year ended December 31, 2008, cost of goods sold, as a percentage of sales, decreased to 79.8% from 80.5% for the year ended December 31, 2007, primarily due to a shift in production mix toward more high technology production and higher pricing.

Gross Profit

As a result of the foregoing, gross profit decreased $34.0 million, or 24.8%, from $137.2 million for the year ended December 31, 2008 to $103.2 million for the year ended December 31, 2009. Our gross margin decreased from 20.2% for the year ended December 31, 2008 to 17.7% for the year ended December 31, 2009. The decrease in our gross margin was due primarily to lower fixed cost absorption and inventory write-off costs related to the closure of our Redmond, Washington, and Los Angeles, California facilities and the pending closure of our Hayward, California facility. While there continues to be a shift in production mix towards more high technology production and higher pricing in 2009, reduced volume across our remaining manufacturing facilities more than offset the benefit of higher pricing and contributed to a lower gross margin.

Gross profit increased $6.9 million, or 5.3%, from $130.3 million for the year ended December 31, 2007 to $137.2 million for the year ended December 31, 2008 with gross margin increasing from 19.5% for the year ended December 31, 2007 to 20.2% for the year ended December 31, 2008. The change in our gross margin for 2008 was primarily due to a shift in production mix toward more high technology production and higher pricing.

Selling and Marketing Expenses

Selling and marketing expenses decreased $3.9 million, or 12.8%, from $30.4 million for the year ended December 31, 2008 to $26.5 million for the year ended December 31, 2009. The decrease in selling and marketing expense was primarily a result of lower selling labor and commission expenses due to lower net sales and reduced costs as a result of the closure of our Redmond, Washington facility. As a percentage of net sales, selling and marketing expenses were 4.6% for the year ended December 31, 2009 as compared to 4.5% for the year ended December 31, 2008.

Selling and marketing expenses increased $0.6 million, or 2.0%, from $29.8 million for the year ended December 31, 2007 to $30.4 million for the year ended December 31, 2008. The increase for the year ended 2008 was primarily due to increased labor expenses. As a percentage of net sales, selling and marketing expenses were consistent at 4.5% for the years ended December 31, 2008 and 2007.

General and Administrative Expense

General and administrative expenses increased $3.2 million from $33.3 million, or 4.9% of net sales, for the year ended December 31, 2008 to $36.5 million, or 6.3% of net sales, for the year ended December 31, 2009. The increase in expense for the year ended December 31, 2009 primarily relates to $5.4 million in acquisition transaction costs, partially offset by lower incentive bonus expense.

General and administrative expenses increased $0.6 million from $32.7 million, or 4.9% of net sales, for the year ended December 31, 2007 to $33.3 million, or 4.9% of net sales, for the year ended December 31, 2008. The increase in expenses resulted primarily from higher incentive bonus expense and stock-based compensation expense for restricted stock units and stock option awards, partially offset by lower accounting and consulting expenses.

Restructuring Charges

Restructuring charges recorded for the year ended December 31, 2009 of $5.5 million are related to separation and contract termination costs. The separation costs in the amount of $5.0 million are associated with the lay off of approximately 850 employees, of which 710 employees are associated with the closure of the Redmond, Washington and Hayward and Los Angeles, California production facilities, and 140 employees are related to various other U.S. facilities during 2009. The contract termination costs of $0.5 million are related to building operating leases associated with the closure of our Los Angeles, California manufacturing facility.

Additionally, we expect to incur contract termination costs ranging from $0.4 million to $0.7 million related to building operating leases associated with the pending closure of our Hayward, California manufacturing facility in the first quarter of 2010.

Impairment of Goodwill and Long-Lived Assets

Impairment of long-lived assets for the year ended December 31, 2009 in the amount of $8.4 million was related to the closure of the Redmond, Washington and Los Angeles, California production facilities, and the pending closure of our Hayward, California facility, and consists of machinery and equipment. Additionally, during the year ended December 31, 2009 we reduced the value of the Redmond, Washington and Dallas, Oregon buildings, which are classified as assets held for sale, by $4.4 million to record the estimated fair value less costs to sell given current market conditions. We do not expect to incur any additional significant impairment charges related to these closures.

For the year ended December 31, 2008 we recorded an impairment of long-lived assets, including assets held for sale, of $6.3 million related to our Dallas, Oregon, Redmond, Washington, and Hayward, California production facilities. Our Dallas, Oregon facility, which is held for sale, was reduced to $3.2 million in consideration of real estate market conditions, which represented its then current estimate of fair value less costs to sell. Additionally, we determined that certain long-lived assets, consisting of machinery and equipment were impaired due to slower growth and lower future production expectations for Hayward, California and the January 15, 2009 announcement of our plans to close the Redmond, Washington production facility.

The Redmond, Washington and Los Angeles, California production facilities are part of the PCB Manufacturing operating segment, while the Hayward, California facility is part of the Backplane Assembly operating segment.

Additionally, during the fourth quarter of 2008, we recorded goodwill impairment charges of $117.0 million. As a result of our annual goodwill impairment testing, and giving consideration to factors such as a weakening economy, reduced expectation for future cash flows coupled with the decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment, we determined that the carrying value of our PCB Manufacturing segment’s goodwill exceeded its implied fair value, resulting in an impairment charge.

Metal Reclamation

During 2008, we recognized $3.7 million of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, we discovered that the vendor had inaccurately compensated us for gold reclamations over the last several years. While pricing reconciliations of this nature occur periodically, we do not expect to recognize a similar amount in future periods.

Other Income (Expense)

Other expense, net decreased $1.2 million from $11.5 million for the year ended December 31, 2008 to $10.3 million for the year ended December 31, 2009. The overall net decrease consists of a $0.1 million increase in interest expense, and a $0.9 million decrease in interest income, offset by a $2.2 million decrease in other, net. Interest income declined due to lower interest rates, partially offset by higher cash balances. In connection with the full repayment of our credit facility in 2008, we realized a loss on the settlement of a derivative of $1.2 million, which was recognized as other, net. During the years ended December 31, 2009 and 2008, we also recognized as other, net a $0.3 million unrealized gain and a $0.6 million unrealized loss, respectively, on a money market fund that suspended redemption and is being liquidated.

Other expense decreased by $0.8 million from $12.3 million for the year ended December 31, 2007 to $11.5 million for the year ended December 31, 2008. The net decrease consists of a $2.8 million decrease in interest expense, offset by a $2.0 million increase in other, net. Interest expense of $11.1 million for 2008 includes interest costs and the amortization of related debt issuance costs and was accounted for under the new authoritative guidance for convertible debt instruments included in ASC Subtopic 470-20, Debt with Conversion and Other Options. Interest costs and amortization of debt issuance costs decreased by $1.6 million and $1.2 million, respectively, as compared to 2007, resulting from a combination of overall lower outstanding debt balances under our credit agreement with UBS Securities in 2008 and a higher level of accelerated amortization of debt issuance costs in 2007 as a result of high levels of debt repayment during that period. This decrease was offset by the increase in other, net expense of $2.0 million primarily related to the realized loss on the settlement of a derivative of $1.2 million during the quarter ended June 30, 2008 associated with the repayment in full of the Credit Agreement, the $0.6 million estimated unrealized loss on a money market fund that suspended redemptions and is being liquidated and other of $0.2 million.

Income Taxes

The provision for income taxes increased $27.8 million from a $24.5 million tax benefit for the year ended December 31, 2008 to a $3.3 million tax provision for the year ended December 31, 2009. Our effective tax rate was 40.2% in 2009 and 39.9% for 2008. The increase in the provision and the effective tax rate from 2008 is primarily due to an increase in pretax income. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, utilization of other credits and deductions available to us, and certain non-deductible items. Additionally, as of December 31, 2009, we had net deferred income tax assets of approximately $44.1 million. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax asset in future periods.

The provision for income taxes decreased $41.1 million from a $16.6 million tax provision for the year ended December 31, 2007 to a $24.5 million tax benefit for the year ended December 31, 2008. Our effective tax rate was 39.9% in 2008 and 32.3% for 2007. The decrease in the provision is due to the decrease in pretax income. The increase in our effective tax rate is due to the addition of state tax credits and the decrease in production activities deductions.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and the issuance of Convertible Notes. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures, and fund working capital requirements. We anticipate that servicing debt, funding working capital requirements, financing capital expenditures, and acquisitions will continue to be the principal demands on our cash in the future.

As of December 31, 2009, we had net working capital of approximately $323.1 million, including restricted cash, compared to $280.4 million as of December 31, 2008. This increase in working capital is primarily attributable to the growth in cash balances resulting from earnings generated in the period.

Our 2010 capital expenditure plan is expected to total approximately $15 million and will fund capital equipment purchases to expand our technological capabilities throughout our facilities and replace aging equipment.

Net cash provided by operating activities was $74.0 million in 2009 compared to $75.6 million in 2008 and $74.0 million in 2007. Our 2009 operating cash flow of $74.0 million reflects net income of $4.9 million, $12.8 million of an impairment of long-lived assets, $28.2 million of depreciation and amortization, $6.3 million of stock-based compensation, and a net decrease in operating assets and liabilities of $27.0 million, offset by an increase in net deferred income tax assets of $4.8 million, an unrealized gain of $0.3 million on short-term investments and $0.1 million other. The decrease in operating assets and liabilities for the year ended December 31, 2009, was primarily the result of a decrease in accounts receivable and inventories due to manufacturing facility closures, improved collection of accounts receivable and better inventory management. Our 2008 operating cash flow of $75.6 million reflects a net loss of $36.9 million, $123.3 million of an impairment of goodwill and long-lived assets, $30.6 million of depreciation and amortization, $5.1 million of stock-based compensation, and $0.2 million other, offset by an increase in net deferred income tax assets of $38.1 million and a net increase in operating assets and liabilities of $8.6 million.

Net cash used in investing activities was $128.5 million in 2009, compared to $21.3 million in 2008 and $1.7 million in 2007. In 2009, $120.0 million of cash was placed into restricted accounts for the acquisition of the PCB Subsidiaries, made net purchases of approximately $11.1 million of property, plant, and equipment and a licensing agreement and received $2.6 million in proceeds from the redemption of short-term investments. In 2008, we made net purchases of approximately $17.6 million of property, plant, and equipment, redesignated $19.5 million from cash and cash equivalents to short-term investments and received $15.9 million in proceeds from the redemption of short-term investments.

Net cash provided by financing activities was $0.4 million in 2009, compared to $74.8 million in 2008 and cash used of $113.8 million in 2007. Our 2009 financing net cash proceeds primarily reflect cash proceeds from the exercises of employee stock options. Our 2008 financing net cash proceeds primarily reflect cash proceeds from the issuance of Convertible Notes of $175.0 million, proceeds from warrants of $26.2 million and exercises of employee stock options of $2.4 million, partially offset by debt repayment of $85.0 million, payment for the convertible note hedge of $38.3 million and debt issuance costs of $5.8 million. Our 2007 financing net cash used reflects repayments of $115.7 million of debt, partially offset by proceeds of $1.7 million from employee stock option exercises and $0.2 million from other factors.

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

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of December 31, 2009, none of the conversion criteria had been met.

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

As of December 31, 2009, we had two outstanding standby letters of credit: a $1.0 million standby letter of credit expiring February 28, 2011 related to the lease of one of our production facilities and a $1.5 million standby letter of credit expiring December 31, 2010 associated with our workers compensation insurance program.

During 2009, we announced our plan to close our Redmond, Washington and Hayward and Los Angeles, California facilities and lay off approximately 710 employees at these sites. In addition, we laid off about 140 employees at various other U.S. facilities during 2009. We recorded $5.0 million in separation costs related to these restructurings for the year ended December 31, 2009. As of December 31, 2009, $0.7 million of accrued separation costs remained for approximately 67 employees yet to be separated. We expect the remaining employees to be separated and a significant amount of the remaining accrued restructuring costs to be paid by the first quarter of 2010.

Additionally, we incurred $0.5 million in contract termination costs related to building operating leases associated with the closure of our Los Angeles, California manufacturing facility for the year ended December 31, 2009. We expect to incur contract termination costs ranging from $0.4 million to $0.7 million related to building operating leases associated with the closure of our Hayward, California manufacturing facility in the first quarter of 2010.

We are involved in various stages of investigation and cleanup related to environmental remediation at various production sites. We currently estimate that we will incur total remediation costs of $0.8 million over the next 12 to 84 months related to three Connecticut production sites and our former Washington production site.

For our Connecticut production sites, we are involved in various stages of investigation and cleanup related to environmental remediation matters for two of the sites and have investigated a third site. We currently estimate that we will incur remediation costs of $0.8 million to $1.3 million. In addition, we have obligations to the Connecticut DEP to make certain environmental asset improvements to one remaining waste water treatment system in one Connecticut plant. These costs are estimated to be $0.6 million and have been considered in our capital expenditure plan for 2010. Lastly, we were required to maintain a Compliance Management Plan until July 1, 2009 under a compliance agreement with the U.S. EPA.

For our Washington production site, we discovered copper contamination in the soil and groundwater that exceeded state and city standards. We engaged a consultant to investigate the underlying soil and groundwater and determined that such contamination was limited. The contaminated soil was removed and groundwater treatment installed as of December 31, 2009. We are taking voluntary cleanup actions to remediate both soil and groundwater that include two quarterly groundwater samplings post-remediation. We have a remaining accrual of $0.1 million for such remediation costs.

Based on our current level of operations, we believe that cash generated from operations, available cash and the proceeds from the issuance of Convertible Notes will be adequate to meet our currently anticipated debt service, capital expenditures, acquisition, and working capital needs for the next 12 months and beyond. Additionally, upon effect of the PCB Combination, we will assume approximately $450 million in debt which we believe we will be able to service through our combined operations.

Our principal liquidity needs for periods beyond the next 12 months are to meet debt service requirements as well as for other contractual obligations as indicated in our contractual obligations table below and for capital purchases under our annual capital expenditure plan.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of December 31, 2009:

		Less Than			After
Contractual Obligations(1)(2)(3)	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Debt obligations	$175,000	$—	$—	$—	$175,000
Interest on debt obligations	31,282	5,688	11,375	11,375	2,844
Operating leases	5,923	2,493	1,879	435	1,116
Purchase obligations	2,743	2,743	—	—	—

Total contractual obligations	$214,948	$10,924	$13,254	$11,810	$178,960

(1)	Consideration for the acquisition of the PCB Subsidiaries consisting of $114.0 million in cash, 36.3 million shares of TTM common stock and our assumption of the outstanding debt of the PCB Subsidiaries of approximately $450 million as summarized in the Purchase Agreement, is not included in the table above. At December 31, 2009, we maintained approximately $120.0 million in restricted cash to be utilized as part of the consideration for the purchase of all of the outstanding capital stock of the PCB Subsidiaries.

(2)	Unrecognized uncertain tax benefits of $0.1 million are not included in the table above as we are not sure when the amount will be paid.

(3)	Environmental liabilities of $0.8 million, not included in the table above, are accrued and recorded as long-term liabilities in the consolidated balance sheet.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of Statement of Financial Accounting Standards No. 140, included in ASC Subtopic 860-50, Servicing Assets and Liabilities. This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. We continue to evaluate the potential impact of adopting this new guidance on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to Financial Accounting Standards Board I Interpretation No. 46(R), included in ASC Subtopic 810-10, Consolidations — Overall. This guidance is intended to improve financial reporting by enterprises involved with variable interest entities by requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and addresses concerns regarding the timely and usefulness of information about an enterprise’s involvement in a variable interest entity. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009, with early application prohibited. We continue to evaluate the potential impact of adopting this new guidance on our consolidated financial statements.

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

Foreign Currency Exchange Risk.  We are subject to risks associated with transactions that are denominated in currencies other than the U.S. dollar, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of the reporting process. Our Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in our recording a translation adjustment that is included as a component of accumulated other comprehensive income within our statement of stockholders’ equity. Net foreign currency transaction gains or losses on transactions denominated in currencies other than the U.S. dollar (or other than RMB with respect to our Chinese operations) were $0.1 million loss and $0.1 million gain during the fiscal years ended December 31, 2008 and 2007, respectively. The net foreign currency transaction gains or losses on transactions denominated in currencies other than the U.S. dollar (or other than RMB with respect to our Chinese operations) was immaterial for the year ended December 31, 2009. We currently do not utilize any derivative instruments to hedge foreign currency risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report thereon, and the notes thereto, and the supplementary data commencing at page 55 of this report, which financial statements, report, notes, and data are included herein.

The following unaudited selected quarterly results of operations data for the years ended December 31, 2009 and 2008 have been derived from our unaudited condensed consolidated financial statements, which in the opinion of management have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information for the quarters presented. This information should be read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as part of this report. The operating results for the quarters presented are not necessarily indicative of the operating results of any future period. We use a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The first and fourth quarters of 2009 contained 89 and 94 days, respectively, and for 2008, the first and fourth quarters contained 91 and 93 days, respectively.

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter(c)
	(In thousands, except per share data)

Year Ended December 31, 2009:
Net sales	$148,997	$144,480	$139,075		$149,924
Gross profit	24,269	27,059	24,207		27,674
Income (loss) before income taxes	2,308	9,623	(8,062	)(a)	4,254
Net income (loss)	1,427	5,948	(4,885)		2,367
Earnings (loss) per share:
Basic	$0.03	$0.14	$(0.11)		$0.05
Diluted	$0.03	$0.14	$(0.11)		$0.05
Year Ended December 31, 2008:
Net sales	$174,071	$172,975	$169,019		$164,916
Gross profit	37,737	36,591	32,141		30,771
Income (loss) before income taxes	22,885	14,386	13,190		(111,832	)(b)
Net income (loss)	14,372	9,112	8,793		(69,188)
Earnings (loss) per share:
Basic	$0.34	$0.21	$0.21		$(1.62)
Diluted	$0.34	$0.21	$0.20		$(1.62)

(a)	Includes restructuring charges of $2.5 million and long-lived asset impairment charges of $10.3 million.

(b)	Includes impairment charges of $123.3 million consisting of a goodwill impairment of $117.0 million and a long-lived asset impairment of $6.3 million.

(c)	On February 4, 2010, we announced certain financial results for the quarter ended December 31, 2009, which reflected income before income taxes of $4,879, net income of $2,753, and earnings per share of $0.06. These results reflected a fourth quarter impairment of $1.5 million for assets classified as held for sale. Subsequent to the issuance of this information, the Company through its reporting process obtained additional information pertaining to contingencies that existed at year end that allowed us to refine our estimates of the fair value of certain assets classified as held for sale. As a result, it was determined that we needed to increase the impairment charge for the quarter ended December 31, 2009 to the $2.1 million now reflected in our 2009 audited financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2009. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2009.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included on page 56 of this report.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Management” of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedule

(1) Financial Statements are listed in the Index to Financial Statements on page 55 of this Report.

(2) Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts are set forth on page 92 of this Report.

Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

(b) Exhibits

Exhibit
Number	Exhibits

1.1	Underwriting Agreement, dated May 8, 2008, among the Registrant, J.P. Morgan Securities Inc. and UBS Securities LLC.(1)
2.1	Form of Plan of Reorganization.(2)
2.2	Stock and Asset Purchase Agreement by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG, and TTM (Ozarks) Acquisition, Inc. dated as of August 2, 2006.(3)
3.1	Registrant’s Certificate of Incorporation.(4)
3.2	Registrant’s Second Amended and Restated Bylaws.(5)
4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company.(1)
4.2	Supplemental Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company.(1)
4.3	Form of Registrant’s common stock certificate.(4)
4.4	Sell-Down Registration Rights Agreement, dated December 23, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and TTM Technologies, Inc.(10)
10.1	Call Option Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(1)
10.2	Warrant Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(1)
10.3	Call Option Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and UBS AG.(1)
10.4	Warrant Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and UBS AG.(1)
10.5	Call Option Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(2)
10.6	Warrant Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(2)
10.7	Call Option Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and UBS AG.(2)
10.8	Warrant Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and UBS AG.(2)
10.9	Employment Agreement dated as of December 31, 2005 between the Registrant and Kenton K. Alder.(7)
10.10	Form of Executive Change in Control Severance Agreement and schedule of agreements entered into on December 1, 2005.(7)

Exhibit
Number	Exhibits

10.11	Employment Agreement dated as of October 28, 2006 between the Registrant and Douglas L. Soder.(8)
10.12	2006 Incentive Compensation Plan.(8)
10.13	Form of Stock Option Agreement.(8)
10.14	Form of Restricted Stock Unit Award Agreement.(8)
10.15	Form of Indemnification Agreement with directors.(2)
10.16	Stock Purchase Agreement, dated November 16, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, TTM Technologies, Inc., TTM Technologies International, Inc., and TTM Hong Kong Limited.(9)
21.1	Subsidiaries of the Registrant.(11)
23.1	Consent of KPMG LLP, independent registered public accounting firm.(12)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(12)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(12)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the Commission) on May 14, 2008.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 4, 2006.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on February 19, 2009.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 22, 2008.

(7)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 15, 2006.

(8)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(9)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 16, 2009.

(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 23, 2009.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 filed with the Commission on December 24, 2009.

(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ KENTON K. ALDER
Kenton K. Alder
President and Chief Executive Officer

Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENTON K. ALDER Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	March 15, 2010

/s/ STEVEN W. RICHARDS Steven W. Richards	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010

/s/ ROBERT E. KLATELL Robert E. Klatell	Chairman of the Board	March 15, 2010

/s/ THOMAS T. EDMAN Thomas T. Edman	Director	March 15, 2010

/s/ JAMES K. BASS James K. Bass	Director	March 15, 2010

/s/ RICHARD P. BECK Richard P. Beck	Director	March 15, 2010

/s/ JOHN G. MAYER John G. Mayer	Director	March 15, 2010

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

We have audited TTM Technologies, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for uncertainties in income taxes effective January 1, 2007, due to the adoption of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes”, included in ASC Subtopic 740-10, “Income Taxes — Overall”. Also discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt instruments effective January 1, 2009, due to the adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, included in ASC Subtopic 470-20, “Debt with Conversion and Other Options”, and the consolidated financial statements have been adjusted for the retrospective application of this standard.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 15, 2010

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$94,347	$148,465
Short-term investments	1,351	3,657
Restricted cash	120,000	—
Accounts receivable, net of allowances of $3,651 in 2009 and $4,911 in 2008	89,519	115,232
Inventories	60,153	71,011
Prepaid expenses and other current assets	2,669	2,581
Income taxes receivable	—	3,432
Assets held for sale	7,875	3,250
Current deferred income taxes	6,645	5,502

Total current assets	382,559	353,130
Property, plant and equipment, net	88,577	114,931
Debt issuance costs, net	3,542	4,044
Noncurrent deferred income taxes	37,430	34,329
Goodwill	14,130	14,149
Definite-lived intangibles, net	15,111	18,330
Deposits and other non-current assets	1,709	1,327

	$543,058	$540,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,867	$48,750
Accrued salaries, wages and benefits	19,253	21,596
Other accrued expenses	2,327	2,422

Total current liabilities	59,447	72,768

Convertible senior notes	139,882	134,914
Other long-term liabilities	2,812	2,522

Total long-term liabilities	142,694	137,436

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 43,181 and 42,811 shares issued and outstanding in 2009 and 2008, respectively	43	43
Additional paid-in capital	215,461	209,401
Retained earnings	122,283	117,426
Accumulated other comprehensive income	3,130	3,166

Total stockholders’ equity	340,917	330,036

	$543,058	$540,240

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net sales	$582,476	$680,981	$669,458
Cost of goods sold	479,267	543,741	539,205

Gross profit	103,209	137,240	130,253

Operating expenses:
Selling and marketing	26,517	30,436	29,835
General and administrative	36,548	33,255	32,712
Amortization of definite-lived intangibles	3,440	3,799	4,126
Restructuring charges	5,490	—	—
Impairment of goodwill and long-lived assets	12,761	123,322	—
Metal reclamation	—	(3,700)	—

Total operating expenses	84,756	187,112	66,673

Operating income (loss)	18,453	(49,872)	63,580

Other income (expense):
Interest expense	(11,198)	(11,065)	(13,828)
Interest income	467	1,370	1,379
Other, net	401	(1,804)	137

Total other (expense) income, net	(10,330)	(11,499)	(12,312)

Income (loss) before income taxes	8,123	(61,371)	51,268
Income tax (provision) benefit	(3,266)	24,460	(16,585)

Net income (loss)	$4,857	$(36,911)	$34,683

Basic earnings (loss) per share	$0.11	$(0.86)	$0.82

Diluted earnings (loss) per share	$0.11	$(0.86)	$0.81

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2009, 2008 and 2007

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total	Income (Loss)
	(In thousands)

Balance, December 31, 2006	42,093	$42	$167,850	$119,316	$107	$287,315
Comprehensive income
Net income	—	—	—	34,683	—	34,683	$34,683
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $838							1,378
Unrealized loss on effective cash flow hedges, net of tax benefit of $386							(635)

Other comprehensive income	—	—	—	—	743	743	743

Comprehensive income							$35,426

Cumulative effect of change in accounting principle related to income tax uncertainties	—	—	—	338	—	338
Exercise of stock options	287	—	1,712	—	—	1,712
Excess tax benefits from stock awards exercised or released	—	—	442	—	—	442
Stock-based compensation	—	—	3,361	—	—	3,361

Balance, December 31, 2007	42,380	42	173,365	154,337	850	328,594
Comprehensive income (loss)
Net loss	—	—	—	(36,911)	—	(36,911)	$(36,911)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $982							1,672
Unrealized loss on effective cash flow hedges, net of tax benefit of $64							(108)
Reclassification for realized losses on cash flow hedges net of tax of $442							752

Other comprehensive income	—	—	—	—	2,316	2,316	2,316

Comprehensive loss							$(34,595)

Convertible senior note embedded conversion option, net of tax of $15,907	—	—	25,680	—	—	25,680
Purchase of convertible note hedge, net of tax benefits of $14,633	—	—	(23,624)	—	—	(23,624)
Issuance of warrants	—	—	26,197	—	—	26,197
Exercise of stock options	277	1	2,394	—	—	2,395
Excess tax benefits from stock awards exercised or released	—	—	313	—	—	313
Issuance of common stock for restricted stock units	154	—	—	—	—	—
Stock-based compensation	—	—	5,076	—	—	5,076

Balance, December 31, 2008	42,811	43	209,401	117,426	3,166	330,036
Comprehensive income
Net income	—	—	—	4,857	—	4,857	$4,857
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax benefit of $22							(36)

Other comprehensive loss	—	—	—	—	(36)	(36)	(36)

Comprehensive income							$4,821

Exercise of stock options	59	—	416	—	—	416
Tax shortfall from stock awards exercised or released	—	—	(621)	—	—	(621)
Issuance of common stock for restricted stock units	311	—	—	—	—	—
Stock-based compensation	—	—	6,265	—	—	6,265

Balance, December 31, 2009	43,181	$43	$215,461	$122,283	$3,130	$340,917

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$4,857	$(36,911)	$34,683
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	19,140	21,324	22,804
Amortization of definite-lived intangible assets	3,567	3,917	4,242
Amortization of debt discount and debt issuance costs	5,470	5,403	3,692
Non-cash interest imputed on other long-term liabilities	137	131	122
Excess tax benefit from stock awards exercised or released	(24)	(210)	(341)
Deferred income taxes	(4,841)	(38,056)	1,831
Stock-based compensation	6,265	5,076	3,361
Impairment of goodwill and long-lived assets	12,761	123,322	—
Unrealized (gain) loss on short-term investments	(325)	—	—
Net (gain) loss on sale of property, plant and equipment and other	(61)	252	84
Amortization of premiums and discounts on short-term investments, net	—	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	25,686	4,547	7,129
Inventories	10,850	(4,854)	1,628
Prepaid expenses and other current assets	(101)	1,104	184
Income taxes receivable	3,616	(1,195)	(1,520)
Accounts payable	(9,996)	(5,695)	2,308
Accrued salaries, wages and benefits and other accrued expenses	(3,024)	(2,523)	(6,219)

Net cash provided by operating activities	73,977	75,632	73,984

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(11,507)	(17,789)	(14,040)
Proceeds from sale of property, plant and equipment	729	165	1,335
Restricted cash for future acquisition	(120,000)	—	—
Redesignation of cash and cash equivalents to short-term investments	—	(19,522)	—
Proceeds from the redemption of short-term investments	2,631	15,865	—
Proceeds from redemptions of held-to-maturity short-term investments	—	—	11,000
Purchase of licensing agreement	(350)	—	—

Net cash used in investing activities	(128,497)	(21,281)	(1,705)

Cash flows from financing activities:
Proceeds from exercise of stock options	416	2,394	1,712
Excess tax benefits from stock awards exercised or released	24	210	341
Proceeds from issuance of convertible senior notes	—	175,000	—
Principal payments on long-term debt	—	(85,000)	(115,705)
Proceeds from warrants	—	26,197	—
Payment of convertible note hedge	—	(38,257)	—
Payment of debt issuance costs	—	(5,751)	(176)

Net cash provided by (used in) financing activities	440	74,793	(113,828)

Effect of foreign currency exchange rates on cash and cash equivalents	(38)	640	570

Net (decrease) increase in cash and cash equivalents	(54,118)	129,784	(40,979)
Cash and cash equivalents at beginning of year	148,465	18,681	59,660

Cash and cash equivalents at end of year	$94,347	$148,465	$18,681

Supplemental cash flow information:
Cash paid for interest	$5,699	$6,031	$9,346
Cash paid, net for income taxes	3,855	15,001	15,543

Supplemental disclosures of noncash investing and financing activities:

At December 31, 2009, 2008 and 2007 accrued purchases of equipment totaled $586, $1,470 and $1,557, respectively.

During 2009, the Company commenced the process of selling the buildings at its Redmond, Washington production facility and as a result classified such assets to assets held for sale. See Note 4.

During 2008 and 2007, the Company recognized unrealized losses on a derivative instrument of $108 and $635, net of tax, respectively.

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

On November 16, 2009, the Company and certain of its subsidiaries entered into a stock purchase agreement (the Purchase Agreement) with Meadville Holdings Limited (Meadville), an exempted company incorporated under the laws of the Cayman Islands, and MTG Investment (BVI) Limited (MTG), a company incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of Meadville, pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock of four wholly owned subsidiaries of MTG (the PCB Subsidiaries). The PCB Subsidiaries, through their respective subsidiaries, engage in the business of manufacturing and distributing printed circuit boards, including circuit design, quick-turn-around services, and drilling and routing services. Following the closing of the proposed acquisition of the PCB Subsidiaries (the PCB Combination), the PCB Subsidiaries will become wholly owned subsidiaries of the Company.

Under the terms of the Purchase Agreement, the Company will purchase all of the outstanding capital stock of the PCB Subsidiaries in exchange for $114,034 in cash and 36,334 shares of TTM common stock, plus the Company’s assumption of the outstanding debt of the PCB Subsidiaries of approximately $450,000. The Purchase Agreement does not provide for an adjustment in the number of shares of TTM common stock to be issued to Meadville in the acquisition in the event of a fluctuation in the market value of TTM’s common stock or Meadville’s shares up through the closing date.

The Purchase Agreement contains customary representations, warranties, covenants, and agreements of the parties thereto. Completion of the proposed acquisition is subject to numerous conditions. Following the closing of the PCB Combination, and subject to the fulfillment of certain conditions, Meadville intends to authorize and make a special dividend of the cash proceeds and TTM shares received in the PCB Combination to its shareholders or, to the extent a Meadville shareholder so elects, such TTM shares that such electing Meadville shareholder would otherwise have been entitled to receive will be sold by Meadville and the net cash proceeds from the sale thereof shall be remitted to the electing Meadville shareholder. After taking into account the 36,334 shares of TTM common stock to be issued in the acquisition and based on the number of shares outstanding on November 16, 2009, the date the Company executed the Purchase Agreement, approximately 46% of TTM common stock outstanding after completion of the PCB Combination will be held by Meadville, its shareholders, or their transferees.

As part of the consideration for the purchase of all of the outstanding capital stock of the PCB Subsidiaries as described above, the Company is required to maintain approximately $120,000 in various accounts which are restricted in nature and has been recorded as restricted cash in the consolidated balance sheet as of December 31, 2009. Legal and accounting costs of $5,383 associated with the PCB Combination have been expensed and recorded as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2009 due to the adoption of Financial Accounting Standards Board Statement No. 141 (revised 2007), Business Combinations, included in ASC Topic 805, Business Combinations.

Additional information relating to the PCB Combination, including certain risks relating to the transaction and conditions to the closing of the transaction, are included in our prospectus/proxy statement dated February 10, 2010.

On March 12, 2010, the Company held a special meeting of stockholders to consider and vote upon a proposal to approve the issuance of 36,334 shares of the Company’s common stock in connection with the PBC Combination pursuant to the Purchase Agreement. Only the stockholders of record at the close of business on

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

February 1, 2010, the record date, were entitled to vote. The Company received the necessary votes in favor to approve the issuance of shares of the Company’s common stock in connection with the PCB Combination.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Beginning in 2009, the Company reports gains and losses from the sale or disposal of property, plant and equipment as a component of general and administrative expenses in the consolidated statements of operations. Prior to 2009, the gains and losses from the sale or disposal of property, plant and equipment were included as a component of cost of goods sold.

(2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Such estimates include the sales return reserve, short-term investments, accounts receivable, inventories, goodwill, intangible assets and other long-lived assets, self insurance reserves, asset retirement obligations, environmental liabilities, legal contingencies, assumptions used in the calculation of stock-based compensation and income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Unpredictable spending by OEM and EMS companies has also increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of TTM Technologies, Inc. and its wholly-owned subsidiaries: Power Circuits, Inc., TTM Advanced Circuits, Inc., TTM Technologies International, Inc., TTM Printed Circuit Group, Inc., TTM Technologies (Shanghai) Co. Ltd., TTM Iota, Ltd., TTM Technologies (Ireland) Ltd., TTM Technologies (Ireland) EU Ltd., TTM Technologies (Switzerland) GmbH, and TTM Hong Kong Limited. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The functional currency of the Company’s TTM Technologies (Shanghai) Co. Ltd. subsidiary is the local currency, the Chinese RMB. Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $26 gain, $69 loss and $100 gain for the years ended December 31, 2009, 2008 and 2007, respectively.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Short-term investments are comprised of an investment in The Reserve Primary Fund (Primary Fund), a money market fund that has suspended redemptions and is being liquidated. The Company has recorded these investments as trading securities and at fair value. Unrealized holdings gains and losses on trading securities are recorded as a component of other, net in the consolidated statements of operations.

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

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of income from operations in the period incurred. Depreciation and amortization expense on property, plant and equipment was $19,140, $21,324, and $22,772 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of machinery and equipment. The Company capitalized interest costs of $287, $275 and $286 during the years ended December 31, 2009, 2008 and 2007, respectively, in connection with various capital projects.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead should be tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount (including goodwill). If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired, and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

In performing the impairment test, the fair value of the Company’s reporting units is determined using a combination of the income approach and the market approach as considered necessary. Under the income approach, the fair value of each reporting unit is calculated based on the present value of estimated future net cash flows. Under the market approach, fair value is estimated based on market multiples of earnings or similar measures for comparable companies and market transactions, when available.

The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions.

The Company has two reporting units, which are also operating segments. In the fourth quarter of 2009, the Company performed its annual impairment test of goodwill and concluded that goodwill was not impaired. See Notes 4 and 7 for information regarding the goodwill impairment recorded in 2008 as a result of the annual impairment test.

Intangible Assets

Intangible assets include customer relationships and licensing agreements, which are being amortized over their estimated useful lives using straight-line and accelerated methods. The estimated useful lives of such intangibles range from three years to 15 years. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

Impairment of Long-lived Assets

Long-lived tangible assets, including property, plant and equipment, assets held for sale, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset groups may not be recoverable. The Company evaluates, regularly, whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuations techniques, including market and income approaches as considered necessary. See Note 4 for information regarding the asset impairment recorded for the years ended December 31, 2009 and 2008 as a result of specific events and changes in circumstances.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company classifies assets to be sold as assets held for sale when (i) Company management has approved and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition and is ready for sale, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets classified as held for sale are recorded at the lower of the carrying amount or fair value less the cost to sell.

Revenue Recognition

The Company derives its revenue primarily from the sale of PCBs using customer supplied engineering and design plans and recognizes revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectibility is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective PCBs. The Company accrues an estimated amount for sales returns and allowances related to defective PCBs at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of December 31, 2009 and 2008, the reserve for sales returns and allowances was $2,636 and $3,291, respectively, which is included as a reduction to accounts receivable, net. Shipping and handling fees are included as part of net sales. The related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in the consolidated financial statements for its equity-classified employee stock-based compensation awards based on the grant date fair value of the awards, net of estimated forfeitures. The compensation expense is recognized on a straight line basis over the vesting period of the awards. The fair value of restricted stock units is measured on the grant date based on the quoted closing market price of the Company’s common stock and the fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.

Convertible Senior Notes

On January 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), included in Accounting Standards Codification (ASC) Subtopic 470-20, Debt with Conversion and Other Options, and as a result the Company accounts for its convertible debt instruments by separately accounting for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company has retrospectively applied this method of accounting back to the issuance date of convertible debt, which for the Company was May 2008.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or realized. The effect

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company provides for income taxes, net of applicable foreign tax credits, on temporary differences in its investment in foreign subsidiaries which are not considered to be permanently invested outside of the United States.

On January 1, 2007, the Company adopted FASB Interpretations 48, Accounting for Uncertainty in Income Taxes, included in ASC Subtopic 740-10, Income Taxes — Overall, and as a result the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Estimated interest and penalties related to underpayment of income taxes are recorded as a component of income tax provision in the consolidated statement of operations.

Self Insurance

The Company is primarily self insured for group health insurance and workers compensation benefits provided to employees. The Company also purchases stop loss insurance to protect against annual claims per individual and at an aggregate level. The individual insured stop losses on the Company’s self insurance range from $175 to $250 per individual. Self insurance liabilities are estimated for claims incurred but not paid based on judgment, using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carrier and other professionals. The Company accrued $5,212 and $4,814 for self insurance liabilities at December 31, 2009 and 2008, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the consolidated balance sheets.

Derivatives and Hedging Transactions

Derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company does not use derivative financial instruments for trading or speculative purposes and recent derivative financial instruments have been limited to interest rate swap agreements. When an interest rate swap derivative contract is executed, the Company will designate the derivative instrument as a hedge of the variability of cash flows to be paid (cash flow hedge). For its hedging relationship, the Company will formally document the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company will also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in hedging transactions is highly effective in offsetting changes in cash flows of hedged items. To the extent the interest rate swap provides an effective hedge, the differences between the fair value and the book value of the interest rate swap are recognized in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. The Company also evaluates whether the risk of default by the counterparty to the interest rate swap contract has changed.

As of December 31, 2009 and 2008 the Company did not have any derivative financial instruments outstanding.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Sales Tax Collected from Customers

As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs, net of sales taxes.

Fair Value Measures

On January 1, 2008, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2009, the Company adopted the provisions of ASC Topic 820 for fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The Company discloses fair value measures by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The levels of the fair value hierarchy are:

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recognizing a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred and the liability can be reasonably estimated. The Company capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived asset. The liability is initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis and are adjusted as further information becomes available, or circumstances change and are accreted up over time.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Recently Issued Accounting Standards

In June 2009, the FASB issued the Accounting Standards Codification (ASC). The ASC became the single source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States, other than guidance issued by the SEC. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC did not have a material impact on the Company’s financial statements. However, reference to specific accounting standards have been changed to refer to the appropriate section of the ASC. Subsequent revisions to GAAP by the FASB will be incorporated into the ASC through issuance of Accounting Standards Updates (ASU).

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which will require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU is effective prospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Company expects that the adoption of ASU 2010-06 will not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of Statement of Financial Accounting Standards No. 140, included in ASC Subtopic 860-50, Servicing Assets and Liabilities. This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The Company continues to evaluate the potential impact of adopting this new guidance on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to Financial Accounting Standards Board Interpretation No. 46(R), included in ASC Subtopic 810-10, Consolidations — Overall. This guidance is intended to improve financial reporting by enterprises involved with variable interest entities by requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and addresses concerns regarding the timely and usefulness of information about an enterprise’s involvement in a variable interest entity. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009, with early application prohibited. The Company continues to evaluate the potential impact of adopting this new guidance on its consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(3)	Restructuring Charges

The Company has recorded total restructuring costs of $5,490, consisting of employee separation and contract termination costs for the year ended December 31, 2009, which have been classified as restructuring charges in the consolidated statement of operations. The Company also recorded other exit costs of $3,350 related to inventory write-downs for the year ended December 31, 2009, which has been recorded as a component of cost of goods sold in the consolidated statement of operations.

On January 15, 2009, the Company announced its plan to close its Redmond, Washington facility and lay off approximately 370 employees at this site. In addition, the Company laid off about 140 employees at various other U.S. facilities on January 15, 2009. The Company has recorded $2,677 in separation costs and $713 in inventory write-off costs related to this restructuring for the year ended December 31, 2009. Total separation costs of $2,460 were recorded at the time of the announcement in the first quarter of 2009. The Redmond, Washington facility is part of the Company’s PCB Manufacturing segment. Long-lived asset impairments of $737 were also recognized as a result of the Redmond, Washington restructuring plan (see Note 4).

As of December 31, 2009, all employees related to the January 15, 2009 restructuring had been separated and all accrued separation costs had been paid. The below table shows the utilization of the accrued restructuring costs during the year ended December 31, 2009:

(In thousands)

Accrued at December 31, 2008	$—
Estimated severance charges	2,677
Amount paid	(2,677)

Accrued at December 31, 2009	$—

On September 1, 2009 the Company announced its plan to close its Hayward and Los Angeles, California facilities and lay off approximately 340 employees at these sites. The Company has recorded $2,284 for the year ended December 31, 2009, consisting of $1,453 for the PCB Manufacturing segment and $831 for the Backplane Assembly segment, in separation costs related to this September 1, 2009 restructuring, of which $2,332 was recorded at the time of the announcement in the third quarter of 2009. The Company also recorded $2,637 in inventory write-off costs for the year ended December 31, 2009 related to this restructuring. As of December 31, 2009, $702 of accrued separation costs remains for approximately 67 employees yet to be separated. The Company expects the remaining employees to be separated and a significant amount of the remaining accrued restructuring costs to be paid during the first quarter of 2010. Accrued restructuring costs are included as a component of accrued salaries, wages and benefits in the consolidated balance sheet. Long-lived asset impairments of $7,649 were also recognized as a result of the Hayward and Los Angeles, California restructuring plan (see Note 4).

Additionally for the year ended December 31, 2009, the Company incurred $529 in contract termination costs related to building operating leases associated with the closure of its Los Angeles, California manufacturing facility. These estimated contract termination costs are included as a component of other accrued expenses in the consolidated balance sheet.

The Company also expects to incur additional contract termination costs ranging from $400 to $700 related to the building operating lease associated with the closure of its Hayward, California manufacturing facility in the first quarter of 2010.

The Los Angeles, California facility is part of the Company’s PCB Manufacturing segment, while the Hayward, California facility is part of the Backplane Assembly segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The below table shows the utilization of the accrued restructuring costs during the year ended December 31, 2009:

		Contract
	Severance	Termination	Total
	(In thousands)

Accrued at December 31, 2008	$—	$—	$—
Estimated liabilities	2,332	529	2,861
Adjustment	(48)	—	(48)
Amount paid	(1,582)	—	(1,582)

Accrued at December 31, 2009	$702	$529	$1,231

(4)	Impairment of Goodwill and Long-lived Assets

Impairment of Goodwill

For the year ended December 31, 2008, the Company recorded an impairment of goodwill in the amount of $117, 018 for its PCB Manufacturing operating segment when its carrying value exceeded its fair value, which resulted from the Company’s annual goodwill impairment test. In conjunction with the testing, the Company considered factors such as a weakening economy, reduced expectations for future cash flows coupled with a decline in the market price of the company’s stock and market capitalization for a sustained period, as indicators for potential goodwill impairment. See Note 7 for additional information regarding the impairment of goodwill.

If forecasts and assumptions used to support the realizability of goodwill and other long-lived assets change in the future, significant impairment charges could result that would adversely affect the Company’s results of operations and financial condition.

There were no goodwill impairment charges for the years ended December 31, 2009 and 2007.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Impairment of Long-lived Assets

	For the Year Ended December 31,
	2009	2008
	(In thousands)

PCB Manufacturing
Plant Closures:
Los Angeles, California	$7,457	$—
Redmond, Washington	737	1,808
Assets held for sale:
Redmond, Washington	2,125	—
Dallas, Oregon	2,250	1,750

	12,569	3,558

Backplane Assembly
Plant Closure:
Hayward, California	192	2,746

	192	2,746

	$12,761	$6,304

In 2008, the Company determined that certain long-lived assets, consisting of machinery and equipment for the Hayward, California and Redmond, Washington production facilities, were impaired due to slower growth and lower future production expectations for Hayward, California and the January 15, 2009 announcement of the Company’s plans to close the Redmond, Washington production facility. On September 1, 2009, the Company also announced the closure of the Los Angeles and Hayward, California production facilities, which resulted in the additional impairment of machinery and equipment.

During the second quarter of 2009, the Company commenced the process of selling the buildings at the Redmond, Washington facility and classified the buildings as assets held for sale and recognized at the lesser of carrying value or fair value less costs to sell (Note 11).

During the years ended December 31, 2009 and 2008, the Company reduced the carrying value of the Dallas, Oregon and Redmond, Washington facilities, which were classified as assets held for sale in a prior period, to record the estimated fair value less costs to sell resulting in an impairment of $4,375 for the year ended December 31, 2009. The Company continues to actively market these facilities at a price that is indicative of current market conditions.

There was no impairment of long-lived assets for the year ended December 31, 2007.

(5)	Short-Term Investments

Short-term investments are comprised of an investment in the Primary Fund, a money market fund that has suspended redemptions and is being liquidated. The Company classifies these investments as trading securities and are recognized at fair value.

The original cost of this investment was $20,101 and was originally classified as cash and cash equivalents on the Company’s consolidated balance sheet. However, in 2008 the net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holding of debt securities issued by Lehman Brothers Holdings, Inc., which filed bankruptcy on September 15, 2008. As a result, the Company recorded a $579 unrealized loss, included in other, net in the Company’s consolidated statement of operations, to recognize its pro rata share of the estimated loss in this investment for the year ended December 31, 2008.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company has requested redemption of its investment in the Primary Fund and received partial distribution of funds in the amount of $2,631 and $15,865 during 2009 and 2008, respectively. During the year ended December 31, 2009, the fair value of the Company’s remaining investment increased based on a court order issued on November 25, 2009 by the U.S. District Court for the Southern District of New York prescribing amounts to be distributed which resulted in sufficient information available to determine the current investment fair value, and as a result the Company recorded a $325 unrealized gain, included in other, net in the Company’s consolidated statement of operations. At December 31, 2009 and 2008, the fair value of the Company’s remaining investment in the Primary Fund was $1,351 and $3,657, respectively (Note 11).

Subsequent to December 31, 2009, the Company received a distribution of funds in the amount of $1,351 representing the redemption of substantially all of the outstanding Primary Fund investment.

(6)	Composition of Certain Consolidated Financial Statement Captions

	December 31,
	2009	2008
	(In thousands)

Inventories:
Raw materials	$25,562	$29,915
Work-in-process	27,501	36,444
Finished goods	11,982	8,798

	65,045	75,157
Less: Reserve for obsolescence	(4,892)	(4,146)

	$60,153	$71,011

Property, plant and equipment, net:
Land	$9,156	$10,650
Buildings and improvements	45,688	53,423
Machinery and equipment	137,058	147,857
Construction-in-progress	3,965	2,887
Furniture and fixtures	498	658
Automobiles	330	367

	196,695	215,842
Less: Accumulated depreciation	(108,118)	(100,911)

	$88,577	$114,931

Debt issuance costs	$4,338	$4,338
Less: Accumulated amortization	(796)	(294)

	$3,542	$4,044

Other accrued expenses:
Interest	$711	$711
Restructuring charges	529	—
Income taxes payable	180	—
Professional fees	163	193
Other	744	1,518

	$2,327	$2,422

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(7)	Goodwill and Definite-lived Intangibles

As of December 31, 2009 and 2008, goodwill by operating segment and the components of definite-lived intangibles were as follows:

Goodwill

	Backplane	PCB
	Assembly	Manufacturing	Total
	(In thousands)

Balance as of January 1, 2009
Goodwill	$14,149	$117,018	$131,167
Accumulated impairment losses	—	(117,018)	(117,018)

	14,149	—	14,149

Foreign currency translation adjustment during the year	(19)	—	(19)

Balance as of December 31, 2009
Goodwill	14,130	117,018	131,148
Accumulated impairment losses	—	(117,018)	(117,018)

Balance as of December 31, 2009	$14,130	$—	$14,130

	Backplane	PCB
	Assembly	Manufacturing	Total
	(In thousands)

Balance as of January 1, 2008
Goodwill	$13,108	$117,018	$130,126
Accumulated impairment losses	—	—	—

	13,108	117,018	130,126

Impairment losses during the year	—	117,018	117,018
Foreign currency translation adjustment during the year	1,041	—	1,041

Balance as of December 31, 2008
Goodwill	14,149	117,018	131,167
Accumulated impairment losses	—	(117,018)	(117,018)

Balance as of December 31, 2008	$14,149	$—	$14,149

During the fourth quarter of each year, the Company performs its annual goodwill impairment test. For the years ended December 31, 2009 and 2007, the Company performed its annual impairment test of goodwill and concluded that goodwill was not impaired. In 2009 and 2008 the fair value of the Backplane Assembly segment substantially exceeded its carrying value.

In performing step one of the annual impairment test for the year ended December 31, 2008, the Company determined the fair value of its operating segments based on a combination of discounted cash flow analysis and market approach and incorporated factors such as a weakening economy, reduced expectations for future cash flows coupled with a decline in the market price of the Company’s stock and market capitalization for a sustained period, as indicators for potential goodwill impairment. The failure of step one of the goodwill impairment test triggered a step two impairment test for the PCB Manufacturing operating segment only. As a result of step two of the impairment test, the Company determined the implied fair value of PCB Manufacturing operating segment’s goodwill and concluded that the carrying value of goodwill for this operating segment exceeded its implied fair

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

value as of December 31, 2008. Accordingly, an impairment charge of $117,018 was recognized in the fourth quarter of 2008. A tax benefit has been recognized on a portion of this goodwill impairment. See Note 10 for further details on the tax impact of the goodwill impairment.

Goodwill in the Backplane Assembly operating segment includes the activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflects a foreign currency rate change.

Definite-lived Intangibles

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
	(In thousands)				(years)

December 31, 2009:
Strategic customer relationships	$35,429	$(20,849)	$251	$14,831	12.0
Licensing agreement	350	(70)	—	280	3.0

	$35,779	$(20,919)	$251	$15,111

December 31, 2008:
Strategic customer relationships	$35,429	$(17,410)	$253	$18,272	12.0
Licensing agreement	350	(292)	—	58	3.0

	$35,779	$(17,702)	$253	$18,330

The definite-lived intangibles related to strategic customer relationships include the activity related to a foreign subsidiary which operates in a currency other than the U.S. dollar and therefore reflects a foreign currency rate change.

Amortization expense was $3,567, $3,917 and $4,242 in 2009, 2008 and 2007, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold. Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)

2010	$3,282
2011	3,135
2012	2,801
2013	2,688
2014	1,933

$13,839

(8)	Convertible Senior Notes

In May 2008, the Company issued 3.25% Convertible Senior Notes (Convertible Notes) due May 15, 2015, in a public offering for an aggregate principal amount of $175,000. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The liability and equity components of the Convertible Notes are separately accounted for in a manner that reflects the Company’s non-convertible debt borrowing rate when interest costs are recognized.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company received proceeds of $169,249 after the deduction of offering expenses of $5,751 upon issuance of the Convertible Notes. The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At December 31, 2009 and 2008 the following summarizes the liability and equity components of the Convertible Notes:

	December 31,	December 31,
	2009	2008
	(In thousands)

Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(35,118)	(40,086)

Convertible Notes, net of discount	$139,882	$134,914

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At December 31, 2009 and 2008, remaining unamortized debt issuance costs included in other non-current assets were $3,542 and $4,044, respectively, and are being amortized to interest expense over the term of the Convertible Notes. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $502, $2,489 and $3,692, respectively. At December 31, 2009 the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 5.38 years.

The components of interest expense resulting from the Convertible Notes for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Contractual coupon interest	$5,688	$3,560
Amortization of Convertible Notes debt discount	4,968	2,914
Amortization of debt issuance costs	502	294

	$11,158	$6,768

For the years ended December 31, 2009 and 2008, the amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 8.37%.

Conversion

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of December 31, 2009, none of the conversion criteria had been met.

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

In May 2008, the Company paid in full all outstanding balances, terminated all letter of credit arrangements and the related interest rate swap associated with the Credit Agreement. The Company has no further obligation or commitment related to this Credit Agreement. Upon termination of the interest rate swap, the Company realized a loss on settlement of $1,194 for the year ended December 31, 2008. The loss was recorded as a component of other, net in the consolidated statements of operations. Additionally, the impact of the interest rate swap to interest expense during the year ended December 31, 2008 and 2007 was a charge of $331 and a benefit of $59, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(10)	Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2009, 2008 and 2007 are:

	2009	2008	2007
	(In thousands)

United States	$(1,040)	$(69,987)	$44,415
Foreign	9,163	8,616	6,853

Income (loss) before income taxes	$8,123	$(61,371)	$51,268

The Company has provided income taxes for its foreign earnings as such earnings are not permanently reinvested outside of the United States.

The components of income tax (provision) benefit for the years ended December 31, 2009, 2008 and 2007 are:

	2009	2008	2007
	(In thousands)

Current (provision) benefit:
Federal	$(3,536)	$(9,755)	$(12,009)
State	(1,721)	(2,203)	(1,861)
Foreign	(2,839)	(1,625)	(884)

Total current	(8,096)	(13,583)	(14,754)

Deferred (provision) benefit:
Federal	3,419	32,335	(5,021)
State	1,313	5,634	3,220
Foreign	98	74	(30)

Total deferred	4,830	38,043	(1,831)

Total (provision) benefit	$(3,266)	$24,460	$(16,585)

The following is a reconciliation between the statutory federal income tax rates and the Company’s effective income tax rates for the years ended December 31, 2009, 2008 and 2007, which are derived by dividing the income tax (provision) benefit by the income (loss) before income taxes:

	2009	2008	2007

Statutory federal income tax rate	(34.0)%	35.0%	(35.0)%
State income taxes, net of federal benefit and state tax credits	(3.3)	3.6	(3.0)
Domestic production activities deduction	1.5	1.1	1.4
Decrease in valuation allowance	—	—	4.7
Other	(4.4)	0.2	(0.4)

Total (provision) benefit for income taxes	(40.2)%	39.9%	(32.3)%

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)

Deferred income tax assets:
Goodwill and intangible amortization	$32,568	$37,331
Reserves and accruals	5,794	5,759
Net operating loss carryforwards	4	7
State tax credit carryforwards, net of federal benefit	3,017	2,856
Stock-based compensation	2,728	1,962
Original issue discount on Convertible Notes	11,852	13,597
Property, plant and equipment basis differences	3,712	—
Other deferred income tax assets	2,627	479

	62,302	61,991
Deferred income tax liabilities:
Discount on senior convertible notes	(13,432)	(15,333)
Property, plant and equipment basis differences	—	(2,491)
Unrealized gain on currency translation	(1,853)	(1,875)
Repatriation of foreign earnings	(2,942)	(2,461)

Net deferred income tax assets	$44,075	$39,831

Deferred income tax assets, net:
Current deferred income taxes	$6,645	$5,502
Noncurrent deferred income taxes	37,430	34,329

At December 31, 2009 the Company’s multiple state net operating loss carryforwards for income tax purposes were approximately $68. If not utilized, the state net operating loss carryforwards will begin to expire in 2018. At December 31, 2009, the Company’s state tax credit carryforwards were approximately $4,642 and have no expiration date.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred income tax assets. As a result, the Company has determined that a valuation allowance is not necessary.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	2009	2008	2007
	(In thousands)

Balance at January 1	$95	$346	$346
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	17	—	—
Reductions for tax positions of prior years	—	—	—
Lapse of statute	—	(251)	—
Settlements	—	—	—

Balance at December 31	$112	$95	$346

At December 31, 2009 and 2008, the Company classified $138 and $116, respectively, of total unrecognized tax benefits, which include accrued interest and penalties of $26 and $21, net of tax benefits for 2009 and 2008, respectively, as a component of other long-term liabilities. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $73. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. As of December 31, 2009, the 2002 — 2008 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions.

(11)	Financial Instruments

Fair Value of Financial Instruments

At December 31, 2009 and 2008, the Company’s financial instruments included cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and convertible senior notes. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2009 and 2008 were as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Short-term investments	$1,351	$1,351	$3,657	$3,657
Convertible senior notes	139,882	174,340	134,914	87,553

The fair value of short-term investments was estimated based on a court order issued by the U.S. District Courts prescribing amounts to be distributed which resulted in sufficient information available to determine the current investment fair value. The fair value of the convertible senior notes was estimated based on quoted market prices at year end.

Fair Value Measures

The Company measures at fair value its financial and non-financial assets by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability.

At December 31, 2009 and 2008, the following financial assets were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	December 31,	Level 1	Level 2	Level 3
	2009	Inputs	Inputs	Inputs
	(In thousands)

Cash equivalents	$70,794	$70,794	—	—
Short-term investments	1,351	—	—	1,351
Restricted cash	120,000	120,000	—	—

		Fair Value Measurements Using:
	December 31,	Level 1	Level 2	Level 3
	2008	Inputs	Inputs	Inputs
	(In thousands)

Cash equivalents	$133,797	$133,797	—	—
Short-term investments	3,657	—	—	3,657

	December 31,
Fair Value Measurement using Observable Inputs (Level 3)	2009	2008
	(In thousands)

Beginning balance at January 1	$3,657	$—
Transfers to level 3	—	20,101
Changes in fair value included in earnings	325	(579)
Settlement	(2,631)	(15,865)

Ending Balance at December 31,	$1,351	$3,657

Gains (losses) included in earnings for year ended attributable to a change in unrealized gains (losses) relating to assets still held	$325	$(579)

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instruments fair value to its carrying value and the carrying value exceeds the fair value, an impairment is recorded to reduce the carrying value to the fair value.

At December 31, 2009 the following non-financial instruments were measured at fair value on a nonrecurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	December 31,	Level 1	Level 2	Level 3	Total
	2009	Inputs	Inputs	Inputs	losses
	(In thousands)

Long-lived asset held and used	$1,516	—	$1,516	—	$8,386
Assets held for sale	7,875	—	7,875	—	4,375
Asset retirement obligation	691	—	—	$691	—

					$12,761

During 2009, the Company reviewed for impairment the carrying value of the Redmond, Washington, Hayward and Los Angeles, California production facilities’ assets, consisting of buildings and equipment, and leasehold improvements that may not be recoverable as a result of the closure of the facilities. The Company

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

evaluates regularly whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. During the year ended 2009, the Redmond, Washington, and two California facilities’ long-lived assets with a carrying value of $9,902 were written down to their fair value of $1,516, resulting in an impairment charge of $8,386 which was included in earnings for the year ended December 31, 2009. Because the primary determination of fair value was management’s review of current auction rates of similar assets used in the PCB industry, the resulting fair value is considered a Level 2 input.

Additionally, the Company also reviewed for impairment assets held for sale consisting of buildings at the Company’s Dallas, Oregon and Redmond, Washington facilities, which are carried at the lesser of carrying value or fair value less costs to sell. During 2009 the Dallas, Oregon and Redmond, Washington facilities with a carrying value amount of $3,250 and $9,000, respectively, were written-down to their fair value of $1,000 and $6,875, respectively, resulting in an impairment charge of $2,250 and $2,125, respectively, which was included in earnings for the year ended December 31, 2009. Fair value is remeasured on a periodic basis and is primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

The Company estimates liabilities for the costs of asset retirement obligations when a legal or contractual obligation exists to dispose of or restore an asset upon its retirement and the timing and cost of such work can be reasonably estimated. The Company capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived asset. The initial liability and subsequent adjustments due to changes in the amount or timing of the estimated cash flows are measured at fair value based on the present value of estimated cash flows using the Company’s credit-adjusted, risk-free interest rate. During 2009, an adjustment was recorded to the estimated asset retirement obligation and related assets for the Hayward and Los Angeles, California manufacturing facilities to restore the Company’s leased manufacturing facilities to shell condition due to changes in the expected timing and amount of cash flows. Because the primary determination of fair value was based on management’s assumptions and estimates of costs to dispose of or restore an asset, the resulting fair value is considered a Level 3 input.

Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated in the computer and electronics instrumentation and aerospace/defense industries, and some of which are located outside the United States. The Company performs ongoing credit evaluations of customers and generally does not require collateral. The Company also considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk.

As of December 31, 2009 and 2008, the 10 largest customers in the aggregate accounted for 57% and 58%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

A portion of the Company’s cash and net assets are held in currencies other than the U.S. dollar. As of December 31, 2009, the Company had approximately $7,142 of net assets denominated in Chinese RMB.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule of future minimum lease payments as of December 31, 2009:

Operating Leases
(In thousands)

2010	$2,493
2011	1,319
2012	560
2013	229
2014	206
Thereafter	1,116

Total minimum lease payments	$5,923

Total rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $4,503, $4,598 and $4,108, respectively.

Legal Matters

Prior to the Company’s acquisition of Tyco Printed Circuit Group LP (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (Connecticut DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA were completed as of July 1, 2009. The Connecticut DEP obligation involves the installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of December 31, 2009, one recycling system was completed and placed into operation, and approximately $618 remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet the remaining commitment could result in further costly enforcement actions.

The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at December 31, 2009 and 2008.

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

The Company is involved in various stages of investigation and cleanup related to environmental remediation at various production sites. The Company currently estimates that it will incur total remediation costs of $798 over the next 12 to 84 months related to three Connecticut production sites and one Washington production site.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

For the Connecticut production sites, the Company is in various stages of investigation and cleanup related to environmental remediation matters for two of the sites and has investigated a third site. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site was investigated under Connecticut’s Land Transfer Act. The Company concluded that it was probable that it would incur remedial costs for these sites of approximately $720 and $908 as of December 31, 2009 and 2008, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.

For the Washington production site, the Company discovered copper contamination in the soil and groundwater that exceeded state and city standards. The Company engaged a consultant to investigate the underlying soil and groundwater and determined that such contamination was limited. The contaminated soil was removed and groundwater treatment installed as of December 31, 2009. The Company is taking voluntary cleanup actions to remediate both the soil and groundwater that include two quarterly groundwater samplings post-remediation. The Company has a remaining accrual of $78 for such remediation costs as of December 31, 2009.

The liabilities recorded do not take into account any claims for recoveries from insurance or third parties and none are anticipated. These costs are mostly comprised of estimated consulting costs to evaluate potential remediation requirements, completion of the remediation, and monitoring of results achieved. As of December 31, 2009, the Company anticipates paying these costs ratably over the next 12 to 84 months, which timeframes vary by site. Subject to the imprecision in estimating future environmental remediation costs, the Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

Standby Letters of Credit

The Company maintains two letters of credit: a $1,000 standby letter of credit expiring February 28, 2011 related to the lease of one of its production facilities and a $1,494 standby letter of credit expiring December 31, 2010 associated with its insured workers compensation program.

(13)	Stock-Based Compensation Plans

In 2006, the Company adopted the 2006 Incentive Compensation Plan (the Plan) which allows for the issuance of 6,873 shares through its expiration date of June 22, 2016.

The Plan provides for the grant of incentive stock options and nonqualified stock options to our key employees, non-employee directors and consultants. Other types of awards such as restricted stock units (RSUs) and stock appreciation rights are also permitted. The exercise price for options and awards is determined by the compensation committee of the Board of Directors and, for options intended to qualify as incentive stock options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, options and RSUs generally vest over three years for employees and one year for non-employee directors and do not have voting rights. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. Upon the exercise of outstanding stock options or vesting of RSUs, the Company’s practice is to issue new registered shares that are reserved for issuance under the Plan.

As of December 31, 2009, 2,134 options and 1,169 RSUs were outstanding under the Plan, which included 44 vested but not yet released RSUs associated with non-employee directors. The RSUs awarded to the non-employee directors vest over one year and release of the underlying shares of common stock is deferred until one year after retirement from the board of directors.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock option awards granted were estimated to have a weighted average fair value per share of $4.95 and $6.81 for the years ended December 31, 2009 and 2008, respectively. No stock options were granted by the Company in 2007. The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2009 and 2008 the following assumptions were used in determining the fair value:

	2009	2008

Risk-free interest rate	2.4%	2.9%
Dividend yield	—%	—%
Expected volatility	60%	69%
Expected term in months	66	66

The Company determines the expected term of its stock option awards by periodic review of its historical stock option exercise experience. This calculation excludes pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant with a period that approximates the expected term of the option.

Option activity under the Plan for the year ended December 31, 2009, was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	(In thousands)		(In years)	(In thousands)

Outstanding at December 31, 2008	2,110	$12.35	5.6
Granted	110	8.99
Exercised	(59)	7.06
Forfeited/expired	(27)	12.29

Outstanding at December 31, 2009	2,134	$12.32	4.9	$2,041

Vested and expected to vest at December 31, 2009	2,095	$12.35	4.8	$1,992

Exercisable at December 31, 2009	1,788	$12.51	4.3	$1,693

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $210, $1,433 and $1,756, respectively. The total fair value of the options vested for the years ended December 31, 2009, 2008 and 2007, was $1,891, $1,836 and $2,061, respectively. As of December 31, 2009, $1,197 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.7 years.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of options outstanding and options exercisable as of December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In thousands)	(Years)		(In thousands)

$2.76-$4.99	68	3.1	$3.26	68	$3.26
$5.00-$9.99	333	5.8	7.85	278	8.06
$10.00-$14.99	1,280	5.4	12.55	1,032	12.84
$15.00 and over	453	2.9	16.31	410	16.26

	2,134	4.9	$12.32	1,788	$12.51

RSU activity for the year ended December 31, 2009, was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Non-vested RSUs outstanding at December 31, 2008	795	$11.13
Granted	684	4.54
Vested	(332)	11.17
Forfeited	(22)	9.23

Non-vested RSUs outstanding at December 31, 2009	1,125	$7.16

Vested and expected to vest at December 31, 2009	1,132	$7.44

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The total fair value of RSUs vested for the years ended December 31, 2009 and 2008 was $1,971 and $1,969, respectively. There were no RSUs vested for the year ended December 31, 2007. As of December 31, 2009, $4,283 of total unrecognized compensation cost related to non-vested restricted stock units is expected to be recognized over a weighted-average period of 0.8 years.

For the years ended December 31, 2009, 2008 and 2007 the amounts recognized in the consolidated financial statements with respect to the stock-based compensation plan are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of goods sold	$1,675	$1,342	$950
Selling and marketing	547	405	175
General and administrative	4,043	3,329	2,236

Stock-based compensation expense recognized	6,265	5,076	3,361
Income tax benefit recognized	(2,128)	(1,713)	(1,015)

Total stock-based compensation expense after income taxes	$4,137	$3,363	$2,346

The Company may become entitled to a deduction in its tax returns upon the future exercise of incentive stock options under certain circumstances; however, the value of this deduction will be recorded as an increase to additional paid-in capital and not as an income tax benefit. For the year ended December 31, 2008 and 2007, a net tax benefit of $313 and $442, respectively, related to fully vested stock option awards exercised and vested restricted

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

stock units was recorded as an increase to additional paid-in capital. There was no such tax benefit for the year ended December 31, 2009, but rather a net tax shortfall of $621 related to fully vested stock option awards exercised and vested restricted stock units and was recorded as a decrease to additional paid-in capital.

(14)	Employee Benefit Plan

The Company has a 401(k) savings plan (the Savings Plan) in which all eligible full-time employees could participate and contribute a percentage of compensation subject to the maximum allowed by the Internal Revenue Service. The Savings Plan provides for a matching contribution of employee contributions up to 5%; 100% up to the first 3% and 50% of the following 2% of employee contributions. The Company recorded contributions under the Savings Plan of $3,174, $4,265 and $3,687 during the years ended December 31, 2009, 2008 and 2007, respectively.

(15)	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations related to the restoration of its leased manufacturing facilities to shell condition upon termination of the leases in place at those facilities and for removal of asbestos at its owned Stafford, Connecticut and Santa Clara, California manufacturing plants. During 2009, an adjustment of $691 was recorded to the estimated asset retirement obligations and related assets for the Hayward and Los Angeles, California manufacturing facilities to restore the Company’s leased manufacturing facilities to shell condition, due to changes in the expected timing and amount of cash flows. The change in estimate was recorded as an addition to the corresponding asset, which was subsequently determined to be impaired (Note 4). During 2009, asset retirement obligations in the amount of $242 were settled relating to the termination and full settlement of obligations for a Santa Clara, California production facility lease and the partial settlement of obligations related to our Hayward, California production facility lease.

Activity related to asset retirement obligations for the year ended December 31, 2009 and 2008, consists of the following and is included in other long-term liabilities:

(In thousands)

Asset retirement obligations at December 31, 2007	$1,022
Adjustment to estimate	302
Accretion expense	60

Asset retirement obligations at December 31, 2008	1,384
Adjustment to estimate	691
Accretion expense	68
Settlement of asset retirement obligations	(242)

Asset retirement obligations at December 31, 2009	$1,901

(16)	Preferred Stock

The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of December 31, 2009, no shares of preferred stock are outstanding.

(17)	Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources. The Company has two reportable segments: PCB Manufacturing

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net Sales:
PCB Manufacturing	$506,272	$590,515	$578,840
Backplane Assembly	107,307	124,048	124,337

Total sales	613,579	714,563	703,177
Inter-company sales	(31,103)	(33,582)	(33,719)

Total net sales	$582,476	$680,981	$669,458

Operating Segment Income (Loss):
PCB Manufacturing	$18,337	$(52,740)	$59,340
Backplane Assembly	3,556	6,667	8,366

Total operating segment income (loss)	21,893	(46,073)	67,706
Amortization of definite-lived intangibles	(3,440)	(3,799)	(4,126)

Total operating income (loss)	18,453	(49,872)	63,580
Total other (expense) income	(10,330)	(11,499)	(12,312)

Income (loss) before income taxes	$8,123	$(61,371)	$51,268

Depreciation Expense:
PCB Manufacturing	$18,303	$19,469	$22,089
Backplane Assembly	837	1,855	683

Total depreciation expense	$19,140	$21,324	$22,772

Capital Expenditures:
PCB Manufacturing	$10,241	$17,435	$15,250
Backplane Assembly	382	456	347

Total capital expenditures	$10,623	$17,891	$15,597

The Company recorded a charge for impairment of long-lived assets, including assets held for sale, of $12,569 and $3,558 for the year ended December 31, 2009 and 2008, respectively, for its PCB Manufacturing operating segment and $192 and $2,746 for the year ended December 31, 2009 and 2008, respectively, for its Backplane Assembly operating segment (Note 4).

Additionally, the Company recorded a goodwill impairment charge of $117,018 related to its PCB Manufacturing operating segment in 2008 (Note 4).

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	As of December 31,
	2009	2008	2007
	(In thousands)

Segment Assets:
PCB Manufacturing	$483,056	$468,539	$429,945
Backplane Assembly	58,651	68,044	68,853
Unallocated corporate assets	1,351	3,657	—

Total assets	$543,058	$540,240	$498,798

The Company markets and sells its products in approximately 40 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of net sales. Net sales and long-lived assets are as follows:

	2009		2008		2007
		Long-Lived		Long-Lived		Long-Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
	(In thousands)

United States	$430,866	$101,202	$504,294	$130,298	$501,468	$259,622
China	91,395	16,616	85,114	17,112	57,774	16,269
Malaysia	30,780	—	32,331	—	39,382	—
Other	29,435	—	59,242	—	70,834	10

Total	$582,476	$117,818	$680,981	$147,410	$669,458	$275,901

For the years ended December 31, 2009 and 2007, there were no customers which accounted for 10%, or greater, of the Company’s net sales. For the year ended December 31, 2008, one PCB Manufacturing segment customer, Flextronics, accounted for 12% of the Company’s net sales.

Sales to our 10 largest customers were 52%, 50% and 44% of net sales for the years ended December 31, 2009, 2008 and 2007, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.

(18)	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands, except per share amounts)

Net income (loss) income	$4,857	$(36,911)	$34,683

Weighted average shares outstanding	43,080	42,681	42,242
Dilutive effect of options and restricted stock units	499	—	326

Diluted shares	43,579	42,681	42,568

Earnings (loss) per share:
Basic	$0.11	$(0.86)	$0.82

Dilutive	$0.11	$(0.86)	$0.81

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2009 and 2007 stock options and restricted stock units to purchase 2,078 and 1,926 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for stock options or restricted stock units was greater than the average market price of common shares during the year and, therefore, the effect would be anti-dilutive. For the year ended December 31, 2008, potential shares of common stock, consisting of stock options to purchase approximately 2,110 shares of common stock at exercise prices ranging from $2.76 to $16.82 per share and 818 restricted stock units, were not included in the computation of diluted earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.

Additionally, for the year ended December 31, 2009, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the year, and therefore, the effect would be anti-dilutive.

(19)	Metal Reclamation

During 2008, the Company recognized $3,700 of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, the Company discovered that the vendor had inaccurately compensated the Company for gold reclamations over the last several years.

(20)	Subsequent Event

During 2009, the Company implemented the new authoritative guidance regarding accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, included in ASC Topic 855, Subsequent Events. The authoritative guidance sets forth:

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

Subsequent to December 31, 2009, the Company sold a building in Redmand, Washington which was classified as an asset held for sale. The Company received approximately $2.9 million in net proceeds equal to the recorded amount as of December 31, 2009.

There were no other material subsequent events which required examination or evaluation.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

Under date of March 15, 2010, we reported on the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in the Company’s 2009 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2009 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Salt Lake City, Utah
March 15, 2010

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008 and 2007

			Additions
	Balance at	Adjustments for	Charged to
	Beginning	Acquisition of	Costs and		Balance at
Description	of Year	PCG	Expenses	Deductions	End of Year

Year ended December 31, 2009
Allowance for doubtful accounts	$1,620	$—	$18	$(623)	$1,015
Allowance for sales credits	3,291	—	3,933	(4,588)	2,636
Allowance for excess and obsolete inventories	4,146	—	4,974	(4,228)	4,892
Year ended December 31, 2008
Allowance for doubtful accounts	$2,023	$—	$112	$(515)	$1,620
Allowance for sales credits	3,681	—	4,488	(4,878)	3,291
Allowance for excess and obsolete inventories	4,383	—	932	(1,169)	4,146
Year ended December 31, 2007
Allowance for doubtful accounts	$2,758	$959	$151	$(1,845)	$2,023
Allowance for sales credits	4,443	(86)	8,110	(8,786)	3,681
Allowance for excess and obsolete inventories	6,428	—	1,160	(3,205)	4,383

INDEX TO EXHIBITS

Exhibit
Number	Exhibits

1.1	Underwriting Agreement, dated May 8, 2008, among the Registrant, J.P. Morgan Securities Inc. and UBS Securities LLC.(1)
2.1	Form of Plan of Reorganization.(2)
2.2	Stock and Asset Purchase Agreement by and among Tyco Printed Circuit Group LP, Tyco Electronics Corporation, Raychem International, Tyco Kappa Limited, Tyco Electronics Logistics AG, and TTM (Ozarks) Acquisition, Inc. dated as of August 2, 2006.(3)
3.1	Registrant’s Certificate of Incorporation.(4)
3.2	Registrant’s Second Amended and Restated Bylaws.(5)
4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company.(1)
4.2	Supplemental Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company.(1)
4.3	Form of Registrant’s common stock certificate.(4)
4.4	Sell-Down Registration Rights Agreement, dated December 23, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and TTM Technologies, Inc.(10)
10.1	Call Option Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(1)
10.2	Warrant Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(1)
10.3	Call Option Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and UBS AG.(1)
10.4	Warrant Transaction Confirmation, dated as of May 8, 2008, between TTM Technologies, Inc. and UBS AG.(1)
10.5	Call Option Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(2)
10.6	Warrant Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and JPMorgan Chase Bank, National Association.(2)
10.7	Call Option Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and UBS AG.(2)
10.8	Warrant Transaction Confirmation, dated as of May 16, 2008, between TTM Technologies, Inc. and UBS AG.(2)
10.9	Employment Agreement dated as of December 31, 2005 between the Registrant and Kenton K. Alder.(7)
10.10	Form of Executive Change in Control Severance Agreement and schedule of agreements entered into on December 1, 2005.(7)
10.11	Employment Agreement dated as of October 28, 2006 between the Registrant and Douglas L. Soder.(8)
10.12	2006 Incentive Compensation Plan.(8)
10.13	Form of Stock Option Agreement.(8)
10.14	Form of Restricted Stock Unit Award Agreement.(8)
10.15	Form of Indemnification Agreement with directors.(2)
10.16	Stock Purchase Agreement, dated November 16, 2009, by and among Meadville Holding Limited, MTG Investment (BVI) Limited, TTM Technologies, Inc., TTM Technologies International, Inc., and TTM Hong Kong Limited.(9)
21.1	Subsidiaries of the Registrant.(11)
23.1	Consent of KPMG LLP, independent registered public accounting firm.(12)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(12)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(12)

Exhibit
Number	Exhibits

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the Commission) on May 14, 2008.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-39906) declared effective September 20, 2000.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 4, 2006.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on February 19, 2009.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 22, 2008.

(7)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 15, 2006.

(8)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(9)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 16, 2009.

(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 23, 2009.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 as filed with the Commission on December 24, 2009.

(12)	Filed herewith.