Form 10-Q
period 2010-03-29
TTM TECHNOLOGIES INC
filed 2010-05-10
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2010
Commission File Number: 0-31285
TTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	91-1033443
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2630 South Harbor Boulevard, Santa Ana, California 92704
(Address of principal executive offices)
(714) 327-3000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of common stock, $0.001 par value, of registrant outstanding at May 4, 2010: 80,034,106

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of March 29, 2010 and December 31, 2009

	March 29,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$102,886	$94,347
Short-term investments	—	1,351
Restricted cash	120,000	120,000
Accounts receivable, net of allowances of $3,166 in 2010 and $3,651 in 2009	98,355	89,519
Inventories	61,977	60,153
Prepaid expenses and other current assets	2,253	2,669
Assets held for sale	4,489	7,875
Deferred income taxes	6,656	6,645

Total current assets	396,616	382,559
Property, plant and equipment, net of accumulated depreciation of $102,963 in 2010 and $108,118 in 2009	88,250	88,577
Debt issuance costs, net	3,411	3,542
Deferred income taxes	35,274	37,430
Goodwill	14,130	14,130
Definite-lived intangibles, net of accumulated amortization of $21,774 in 2010 and $20,919 in 2009	14,291	15,111
Deposits and other non-current assets	1,363	1,709

	$553,335	$543,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,608	$37,867
Accrued salaries, wages and benefits	18,697	19,253
Other accrued expenses	3,147	2,327

Total current liabilities	62,452	59,447

Convertible senior notes, net of discount	141,191	139,882
Other long-term liabilities	2,646	2,812

Total long-term liabilities	143,837	142,694

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 43,688 and 43,181 shares issued and outstanding in 2010 and 2009, respectively	44	43
Additional paid-in capital	217,104	215,461
Retained earnings	126,768	122,283
Accumulated other comprehensive income	3,130	3,130

Total stockholders’ equity	347,046	340,917

	$553,335	$543,058

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarters Ended March 29, 2010 and March 30, 2009
(Unaudited)
(In thousands, except per share data)

	Quarter Ended
	March 29,	March 30,
	2010	2009
Net sales	$138,219	$148,997
Cost of goods sold	111,246	124,728

Gross profit	26,973	24,269

Operating expenses:
Selling and marketing	6,727	7,178
General and administrative	9,037	8,396
Amortization of definite-lived intangibles	791	860
Restructuring charges	50	2,460
Impairment of long-lived assets	500	343

Total operating expenses	17,105	19,237

Operating income	9,868	5,032

Other income (expense):
Interest expense	(2,781)	(2,715)
Interest income	61	99
Other, net	(69)	(108)

Total other expense, net	(2,789)	(2,724)

Income before income taxes	7,079	2,308
Income tax provision	(2,594)	(881)

Net income	$4,485	$1,427

Basic earnings per share	$0.10	$0.03

Diluted earnings per share	$0.10	$0.03

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Quarters Ended March 29, 2010 and March 30, 2009

	Quarter Ended
	March 29,	March 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$4,485	$1,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	3,883	4,874
Amortization of definite-lived intangible assets	820	888
Amortization of convertible notes debt discount and debt issuance costs	1,440	1,325
Non-cash interest imputed on other long-term liabilities	30	38
Income tax benefit from restricted stock units released and common stock options exercised	(391)	—
Deferred income taxes	2,334	1,494
Stock-based compensation	1,412	1,607
Impairment of long-lived assets	500	343
Net gain on sale of property, plant and equipment	(163)	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,839)	7,035
Inventories	(1,825)	1,983
Prepaid expenses and other current assets	415	17
Income taxes receivable	—	(180)
Accounts payable	2,150	(2,877)
Accrued salaries, wages and benefits and other accrued expenses	71	(2,337)

Net cash provided by operating activities	6,322	15,629

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(3,011)	(3,589)
Proceeds from sale of property, plant and equipment and assets held for sale	3,442	10
Proceeds from redemption of short-term investments	1,351	1,335

Net cash provided by (used in) investing activities	1,782	(2,244)

Cash flows from financing activities:
Proceeds from exercise of common stock options	44	—
Excess income tax benefit from restricted stock units released and common stock options exercised	391	—

Net cash provided by financing activities	435	—

Effect of foreign currency exchange rates on cash and cash equivalents	—	(11)

Net increase in cash and cash equivalents	8,539	13,374
Cash and cash equivalents at beginning of period	94,347	148,465

Cash and cash equivalents at end of period	$102,886	$161,839

Supplemental cash flow information:
Cash paid for income taxes	$152	$208
Cash paid for interest	—	—
Supplemental disclosures of non-cash investing and financing activities:
As of March 29, 2010 and March 30, 2009, accrued purchases of equipment totaled $1,180 and $1,064, respectively.
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
The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The first quarters ended March 29, 2010 and March 30, 2009 contained 88 and 89 days, respectively.
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
(2) Inventories
Inventories as of March 29, 2010 and December 31, 2009 consist of the following:

	March 30,	December 31,
	2010	2009
	(In thousands)
Raw materials	$24,186	$25,562
Work-in-process	28,766	27,501
Finished goods	13,460	11,982

	66,412	65,045
Less: Reserve for obsolescence	(4,435)	(4,892)

	$61,977	$60,153

(3) Convertible Senior Notes
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
The Company received proceeds of $169,249 after the deduction of offering expenses of $5,751 upon issuance of the Convertible Notes. The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At March 29, 2010 and December 31, 2009, the following summarizes the liability and equity components of the Convertible Notes:

	March 29,	December 31,
	2010	2009
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(33,809)	(35,118)

Convertible Notes, net of discount	$141,191	$139,882

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At March 29, 2010 and December 31, 2009, remaining unamortized debt issuance costs included in other non-current assets were $3,411 and $3,542, respectively, and are being amortized to interest expense over the term of the Convertible Notes. At March 29, 2010, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 5.13 years.
The components of interest expense resulting from the Convertible Notes for the quarters ended March 29, 2010 and March 30, 2009 are as follows:

	Quarter Ended
	March 29,	March 30,
	2010	2009
	(In thousands)
Contractual coupon interest	$1,422	$1,422
Amortization of Convertible Notes debt discount	1,309	1,204
Amortization of debt issuance costs	131	121

	$2,862	$2,747

For the quarters ended March 29, 2010 and March 30, 2009, the amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 8.37%.
Conversion
At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of March 29, 2010, none of the conversion criteria had been met.
On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of March 29, 2010, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
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
(4) Comprehensive Income
The components of accumulated other comprehensive income generally include foreign currency translation. The computation of comprehensive income was as follows:

	Quarter Ended
	March 29,	March 30,
	2010	2009
	(In thousands)
Net income	$4,485	$1,427
Other comprehensive income:
Foreign currency translation adjustments, net of a tax benefit of $26 for the quarter ended March 30, 2009	—	(43)

Total other comprehensive loss, net of tax	—	(43)

Comprehensive income	$4,485	$1,384

(5) Restructuring Charges and Impairment of Long-lived Assets
Restructuring Charges
On September 1, 2009 the Company announced its plan to close its Hayward and Los Angeles, California facilities and lay off approximately 340 employees at these sites. As of March 29, 2010, $400 of accrued separation costs remain for approximately 24 employees yet to be separated. The Company expects the remaining employees to be separated and a significant amount of the remaining accrued restructuring costs to be paid during the second quarter of 2010. Accrued restructuring costs are included as a component of accrued salaries, wages and benefits in the consolidated condensed balance sheet.
The Company also expects to incur additional contract termination costs of approximately $400 related to the building operating lease associated with the closure of the Hayward, California manufacturing facility in the second quarter of 2010.
The Hayward, California facility is part of the Company’s Backplane Assembly segment, while the Los Angeles, California facility is part of the PCB Manufacturing segment.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
The below table shows the utilization of the accrued restructuring costs during the first quarter ended March 29, 2010:

		Contract
	Severance	Termination	Total
	(In thousands)
Accrued at December 31, 2009	$702	$529	$1,231
Estimated liabilities	—	—	—
Change in estimates	50	—	50
Amount paid	(352)	(75)	(427)

Accrued at March 29, 2010	$400	$454	$854

In January 2009, the Company announced its plan to close its Redmond, Washington facility and lay off approximately 370 employees at this site. In addition, the Company laid off about 140 employees at various other U.S. facilities in January 2009. As a result, the Company recorded $2,460 in separation costs related to this restructuring for the quarter ended March 30, 2009. These charges are presented as restructuring charges in the consolidated condensed statement of operations. As of December 31, 2009, the Redmond, Washington facility has been closed, all employees related to the January 2009 restructuring had been separated, and all accrued separation costs had been paid. The Redmond, Washington facility was part of the Company’s PCB Manufacturing segment.
Impairment of Long-lived Assets
During the quarter ended March 29, 2010, the Company reduced the carrying value of the Dallas, Oregon facility, which was classified as an asset held for sale in a prior period, to record the estimated fair value less costs to sell resulting in an impairment of $500 for the quarter ended March 29, 2010, resulting from a depressed real estate market in the surrounding Dallas, Oregon region. The Company continues to actively market this facility at a price that is indicative of current market conditions. Additionally, during the first quarter ended March 30, 2009, the Company recorded an impairment of certain long-lived assets for the Redmond, Washington facility in the amount of $343 as part of its closure. These charges are presented as impairment of long-lived assets in the consolidated condensed statement of operations.
(6) Fair Value Measures
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments at March 29, 2010 and December 31, 2009 were as follows:

	March 29, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Short-term investments	$—	$—	$1,351	$1,351
Convertible senior notes	141,191	154,889	139,882	174,340
The fair value of the convertible senior notes was estimated based on quoted market prices. The fair value of short-term investments was estimated based on a court order issued by the U.S. District Courts prescribing amounts to be distributed which resulted in sufficient information available to determine the current investment fair value.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
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
At March 29, 2010 and December 31, 2009, the following financial assets were measured at fair value on a recurring basis using the type of inputs shown:

	March 29,	Fair Value Measurements Using:
	2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
		(In thousands)
Cash equivalents	$82,770	$82,770	—	—
Restricted cash	120,000	120,000	—	—

	December 31,	Fair Value Measurements Using:
	2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Cash equivalents	$70,794	$70,794	—	—
Short-term investments	1,351	—	—	1,351
Restricted cash	120,000	120,000	—	—
The following is a summary of activity for fair value measurements using level 3 inputs for the quarters ended March 29, 2010 and March 30, 2009:

	Quarter ended
Fair Value Measurement using Significant Unobservable Inputs (Level 3)	March 29, 2010	March 30, 2009
	(In thousands)
Beginning balance	$1,351	$3,657
Transfers to level 3	—	—
Settlement	(1,351)	(1,335)
Changes in fair value included in earnings	—	—

Ending balance	$—	$2,322

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value and the carrying value exceeds the fair value, an impairment is recorded to reduce the carrying value to the fair value.
For the quarters ended March 29, 2010 and March 30, 2009, the following non-financial instruments were measured at fair value on a nonrecurring basis using the type of inputs shown:

		Fair Value Measurements Using:
					Total losses for
					the quarter
	March 29,	Level 1	Level 2	Level 3	ended
	2010	Inputs	Inputs	Inputs	March 29, 2010
	(In thousands)
Assets held for sale	$500	—	$500	—	$500

		Fair Value Measurements Using:
					Total losses for
					the quarter
	March 30,	Level 1	Level 2	Level 3	ended
	2009	Inputs	Inputs	Inputs	March 30, 2009
	(In thousands)
Long-lived assets held and used	$556	—	$556	—	$343

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
During the first quarter ended March 29, 2010, the Company reviewed for impairment an asset held for sale consisting of a building in Dallas, Oregon, which is carried at the lesser of carrying value or fair value less costs to sell. The Dallas, Oregon building with a carrying value amount of $1,000, was written-down to its fair value of $500, resulting in an impairment charge of $500, which was included in earnings for the quarter ended March 29, 2010. Fair value is remeasured on a periodic basis and is primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.
(7) Commitments and Contingencies
Legal Matters
Prior to the Company’s acquisition of Tyco Printed Circuit Group LP (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (Connecticut DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA were completed as of July 1, 2009. The Connecticut DEP obligation involves the installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of March 29, 2010, one recycling system was completed and placed into operation, and approximately $430 remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement which is expected to be completed by December 2010. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet the remaining commitment could result in further costly enforcement actions.
The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at March 29, 2010 and December 31, 2009.
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
The Company is involved in various stages of investigation and cleanup related to environmental remediation at various production sites. The Company currently estimates that it will incur total remediation costs of $761 over the next 12 to 84 months related to three active Connecticut production sites and a former production site in Washington.
For the Connecticut production sites, the Company is in various stages of investigation and cleanup related to environmental remediation matters for two of the sites and has investigated a third site. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site was investigated under Connecticut’s Land Transfer Act and no contamination above applicable standards were found. The Company concluded that it was probable that it would incur remedial and monitoring costs for these sites of approximately $743 and $720 as of March 29, 2010 and December 31, 2009, respectively, the liability for which is included in other long-term liabilities. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
For the former Washington production site, the Company discovered copper contamination in the soil and groundwater that exceeded state and city standards. The Company engaged a consultant to investigate the underlying soil and groundwater and determined that such contamination was limited. The contaminated soil was removed and groundwater treatment installed as of June 2009. The Company is taking voluntary cleanup actions to remediate both the soil and groundwater that include two quarterly groundwater samplings post-remediation. The Company has a remaining accrual of $18 for such remediation costs as of March 29, 2010.
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
(8) Earnings Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters ended March 29, 2010 and March 30, 2009:

	Quarter Ended
	March 29,	March 30,
	2010	2009
	(In thousands, except per share amounts)
Net income	$4,485	$1,427

Weighted average shares outstanding	43,310	42,880
Dilutive effect of stock options, restricted stock units, and performance-based restricted units	669	339

Diluted shares	43,979	43,219

Earnings per share:
Basic	$0.10	$0.03

Dilutive	$0.10	$0.03

For the quarter ended March 29, 2010 and March 30, 2009, stock options, restricted stock units, and performance-based restricted units to purchase 2,326 and 2,515 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for stock options or restricted stock units and performance-based restricted units was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.
Additionally, for the period ended March 29, 2010, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the period, and therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(9) Stock-Based Compensation
Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	March 29,	March 30,
	2010	2009
	(In thousands)
Cost of goods sold	$328	$419
Selling and marketing	108	145
General and administrative	976	1,043

Stock-based compensation expense recognized	1,412	1,607
Income tax benefit recognized	(478)	(526)

Total stock-based compensation expense after income taxes	$934	$1,081

Performance-based Restricted Units
During the first quarter ended March 29, 2010, the Company implemented a new long-term incentive program for executive officers that provides for the issuance of performance-based restricted units (PRU), representing hypothetical shares of the Company’s common stock that may be issued under the Company’s 2006 Incentive Compensation Plan. Under the PRU program, a target number of PRUs are awarded at the beginning of each three-year performance period. The number of shares of our common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which for 2010 are based on revenue and earnings before interest, tax, depreciation, and amortization expense, each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to the S&P SmallCap 600 over the three-year performance period.
Under the PRU program, financial goals are set at the beginning of each fiscal year and performance is reviewed at the end of that year. The percentage to be applied to each participant’s target award ranges from zero to 160% based upon the extent to which the annual financial performance goals are achieved. If specific performance threshold levels for the annual financial goals are met, the amount earned for that element will be applied to one-third of the participants’ PRU award to determine the number of units earned.
At the end of the three-year performance period, the total units earned, if any, are adjusted by applying a modifier, ranging from zero to 150% based on the Company’s TSR based on stock price changes relative to the TSR of S&P SmallCap 600 companies for the same three-year period.
The TSR modifier is intended to ensure that there are limited or no payouts under the PRU program if the Company’s stock performance is below the median TSR of S&P SmallCap 600 companies for the three-year performance period. Where the annual financial goals have been met and where there has been strong relative TSR performance over the three-year performance period, the PRU program may provide substantial rewards to participants with a maximum payout of 2.4 times the initial PRU award. However, even if all of the annual financial metric goals are achieved in each of the three years, there may be limited or no payouts if the Company’s stock performance is below that of the median TSR of S&P SmallCap 600 companies.
Recipients of PRU awards generally must remain employed by the Company on a continuous basis through the end of the three-year performance period in order to receive any amount of the PRUs covered by that award. Target shares subject to PRU awards do not have voting rights of common stock until earned and issued following the end of the three-year performance period.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
During the quarter ended March 29, 2010, the Company granted 48 PRUs, representing the first one-third of the 143 target PRUs, with an estimated weighted average fair value per unit of $10.11 at the date of grant. The fair value for PRUs granted is calculated using the Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarter ended March 29, 2010 the following assumptions were used in determining the fair value:

March 29,
2010
Risk-free interest rate	1.3%
Dividend yield	—
Expected volatility	65%
Expected term in months	33
The expected term of the PRUs reflects the performance period for the PRUs granted on March 25, 2010. Expected volatility is calculated using the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of PRUs is based on the U.S Treasury yield curve in effect at the time of grant. As of March 29, 2010, $479 of total unrecognized compensation cost related to PRUs is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Units
The Company granted 377 and 644 restricted stock units for the quarters ended March 29, 2010 and March 30, 2009, respectively. The units granted were estimated to have a weighted-average fair value per unit of $9.14 and $4.34 for the quarter ended March 29, 2010 and March 30, 2009, respectively. The fair value for restricted stock units granted during the period is based on the closing share price on the date of grant. As of March 29, 2010, $6,693 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.1 years.
Stock Options
The Company granted 28 stock option awards during the quarter ended March 30, 2009 with an estimated weighted average fair value per share option of $3.11. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. The Company did not grant any stock option awards for the quarter ended March 29, 2010. For the quarter ended March 30, 2009 the following assumptions were used in determining the fair value:

March 30,
2009
Risk-free interest rate	1.9%
Dividend yield	—
Expected volatility	59%
Expected term in months	66
The Company determines the expected term of its stock option awards separately for employees and directors based on a periodic review of its historical stock option exercise experience. This calculation excludes pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated using the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 29, 2010, $911 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.7 years.
(10) Concentration of Credit Risk
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
As of March 29, 2010 and December 31, 2009, the Company’s 10 largest customers in the aggregate accounted for 50% and 57%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
(11) Segment Information
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

	Quarter Ended
	March 29,	March 30,
	2010	2009
	(In thousands)
Net Sales:
PCB Manufacturing	$122,941	$132,277
Backplane Assembly	21,702	24,908

Total sales	144,643	157,185
Inter-company sales	(6,424)	(8,188)

Total net sales	$138,219	$148,997

Operating Segment Income:
PCB Manufacturing	$10,501	$4,400
Backplane Assembly	158	1,492

Total operating segment income	10,659	5,892
Amortization of intangibles	(791)	(860)

Total operating income	9,868	5,032
Total other expense	(2,789)	(2,724)

Income before income taxes	$7,079	$2,308

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end-customers.
For the quarters ended March 29, 2010 and March 30, 2009, no one customer accounted for 10% of net sales. Sales to the Company’s 10 largest OEM customers for the quarters ended March 29, 2010 and March 30, 2009 were 52% and 56%, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
(12) Subsequent Events
Acquisition of PCB Subsidiaries
On the evening of April 8, 2010 (April 9, 2010 at approximately 9:00 a.m. Hong Kong time), the Company acquired from Meadville Holdings Limited (Meadville), an exempted company incorporated under the laws of the Cayman Islands, and MTG Investment (BVI) Limited (MTG), a company incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of Meadville, all of the issued and outstanding capital stock of four wholly owned subsidiaries of MTG (the PCB Subsidiaries). The PCB Subsidiaries, through their respective subsidiaries, engage in the business of manufacturing and distributing printed circuit boards, including circuit design, quick-turn-around services, and drilling and routing services. The PCB Subsidiaries are wholly owned subsidiaries of the Company.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
The Company purchased all of the outstanding capital stock of the PCB Subsidiaries in exchange for $114,034 in cash and 36,334 shares of TTM common stock, of which an estimated 26,225 maintain restrictions. In addition the Company assumed the outstanding debt of the PCB Subsidiaries of $416,614. After taking into account the 36,334 shares of TTM common stock issued in the acquisition and based on the number of shares outstanding on April 8, 2010, the date the Company acquired the PCB Subsidiaries, approximately 46% of TTM common stock outstanding will be held by Meadville, its shareholders, or their transferees.
As part of the consideration for the purchase of all of the outstanding capital stock of the PCB Subsidiaries as described above, the Company was required to maintain approximately $120,000 in cash and cash equivalents in various accounts which were restricted in nature and therefore recorded as restricted cash in the consolidated balance sheet as of March 29, 2010 and December 31, 2009. Legal and accounting costs of $1,798 associated with the PCB Combination have been expensed and recorded as general and administrative expense in the consolidated condensed statement of operations for the quarter ended March 29, 2010 in accordance with ASC Topic 805, Business Combinations. Additional transaction costs of approximately $7,200 are expected to be incurred in the second quarter of 2010 relating primarily to investment banking fees.
The following summarizes the components of the PCB Subsidiaries purchase price:

(in thousands)
Value of TTM shares to be issued :
TTM shares to be issued with restrictions	$201,959
TTM shares to be issued without restrictions	91,588
Cash consideration	114,034
Proceeds paid from the issuance of debt	416,614

Total	$824,195

The value of the shares of the Company’s common stock used in determining the purchase price was $9.06 per share, the closing price of the Company’s common stock on April 8, 2010, the effective date of the acquisition. Additionally, an estimated 26,225 of the Company’s shares issued and subsequently distributed to the principal shareholders in the acquisition of the PCB Subsidiaries, maintain certain restrictions, including a “lock-up” transfer restriction during the 18-month period following the closing of the acquisition of the PCB Subsidiaries and therefore, the fair value of these shares have preliminarily been determined considering the restrictions, resulting in a discount of 15% from the closing share price.
The PCB Subsidiaries purchase price is being allocated to tangible and intangible assets acquired, liabilities assumed and noncontrolling interests based on their estimated fair value at the date of the acquisition (April 8, 2010). The excess of the purchase price over the fair value of net assets acquired and noncontrolling interests will be allocated to goodwill.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
The fair values assigned will be based on reasonable methods applicable to the nature of the assets acquired, liabilities assumed and noncontrolling interests. The following summarizes the estimated fair values of net assets acquired and noncontrolling interests:

(in thousands)
Cash	$84,539
Trade receivables ($142,222 contractual gross receivables)	139,223
Inventories	66,435
Other current assets	18,796
Property, plant, and equipment	595,479
Identifiable intangible assets	72,700
Goodwill	201,592
Other assets	9,961
Current liabilities	(200,374)
Long-term financing obligation	(19,558)
Other liabilities	(30,135)
Noncontrolling interest	(114,463)

Total	$824,195

The Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable allocation period, which is up to one year from the date of acquisition, as we continue to obtain information that existed as of the date of acquisition so that we may finalize the assets acquired, liabilities assumed and noncontrolling interests and determine the associated fair values.
Noncontrolling Interest
Noncontrolling interests consists of a 29.8% equity interest in one subsidiary and a 20.0% equity interest in one other subsidiary held by third parties. The fair value was determined by utilizing the combination of the income and the market comparable approach. The income approach was used to estimate the total enterprise value of each minority interest by estimating discounted future cash flows. The market comparable approach indicates the fair value of the minority interest based on a comparison to comparable firms in similar lines of business that are publicly traded or are part of a public or private transaction.
Identifiable Intangible Assets
Acquired identifiable intangible assets include customer relationships, trade name and order backlog. The amounts assigned to each class of intangible assets and the related weighted average amortization periods are as follows:

	Intangible asset	Weighted-average
	acquired	amortization period
	(In thousands)

Customer relationships	$61,872	8.0 years
Trade name	10,312	6.0 years
Order backlog	516	0.3 years

	$72,700

Goodwill
Goodwill represents the excess of the PCB Subsidiaries purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interests. Prior to the Company’s acquisition of the PCB Subsidiaries, the Company had two reporting segments, consistent with the nature of its operations. Due to the acquisition, the Company will need to reassess its reporting segments. This assessment has not been completed and therefore, the amount of goodwill to be allocated to reporting segments cannot be determined at this time.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
The Company believes that the acquisition of the PCB Subsidiaries will produce the following significant benefits:
•
Create a Leading Global PCB Company. The combination of the Company and the PCB Subsidiaries will create a leading global PCB company with high-technology capabilities and highly diversified revenue mix by geographic and end-market regions. Additionally, the combination will result in a one-stop global solution from quick-turn through volume production and a focused facility specialization strategy.

•
Increased Market Presence and Opportunities. The combination of the Company and the PCB Subsidiaries will create an opportunity to capture significant incremental volume business from existing and new customers in North America, Europe, the Middle East, and Asia.

•
Operating Efficiencies. The combination of the Company and the PCB Subsidiaries will provide the opportunity for potential economies of scale, cost savings and access to a highly trained PCB Subsidiary workforce, resulting from a global sales force and manufacturing platform; complementary footprints, customers and end-markets; and talented management teams with leading expertise in the Asian market.

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for the PCB Subsidiaries, in relation to other acquired tangible and intangible assets. The goodwill acquired in the acquisition is not deductible for income tax purposes.
Pro Forma Results of Operations
Unaudited pro forma operating results for the Company, assuming the acquisition of the PCB Subsidiaries occurred on January 1, 2010 and 2009 are as follows:

	Quarter Ended
	March 29,	March 30,
	2010	2009
	(In thousands, except per share amounts)

Net sales	$297,228	$280,216
Net income	10,140	3,686
Basic earnings per share	$0.13	$0.05

Dilutive earnings per share	$0.13	$0.05

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the PCB Subsidiaries acquisition occurred as of January 1, 2010 and 2009, or the results that may be achieved in future periods.
Other
The Company accounts for and discloses events that occur after the balance sheet date but before financial statements are issued or are available considering the authoritative guidance which sets forth:
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
There were no other material subsequent events which required examination or evaluation.

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
This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.
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
On the evening of April 8, 2010 (April 9, 2010 at approximately 9:00 a.m. Hong Kong time), the Company acquired from Meadville and MTG all of the issued and outstanding capital stock of its PCB Subsidiaries. The PCB Subsidiaries, through their respective subsidiaries, engage in the business of manufacturing and distributing printed circuit boards, including circuit design, quick-turn-around services, and drilling and routing services. The PCB Subsidiaries are wholly owned subsidiaries of the Company. As the acquisition was completed subsequent to March 29, 2010, the results of the acquired PCB Subsidiaries are not reflected in the analysis below.
While our customers include both OEM and EMS providers, we measure customers based on OEM companies as they are the ultimate end-customers. We measure customers as those companies that have placed at least two orders in the preceding 12-month period. As of March 29, 2010, we had approximately 680 customers and approximately 790 as of March 30, 2009. Sales to our 10 largest OEM customers accounted for 52% of our net sales in the first quarter ended March 29, 2010 and 56% of our net sales in the first quarter ended March 30, 2009.
The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended
	March 29,	March 30,
End Markets(1)	2010	2009
Aerospace/Defense	42%	45%
Networking/Communications	33	33
Computing/Storage/Peripherals	13	12
Medical/Industrial/Instrumentation/Other	12	10

Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
For PCBs, we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead-time products. Quick-turn orders remained consistent at 10% of PCB revenue in the first quarter ended 2010 and 2009. We also deliver a significant percentage of compressed lead-time work with lead times of 11 to 20 days. We receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production.

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
General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, facilities and human resources personnel, as well as insurance expenses, expenses for accounting and legal assistance, incentive compensation expense, stock-based compensation expense, bad debt expense, gains or losses on the sale or disposal of property, plant and equipment, and acquisition related expenses.
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
During the fourth quarter of each year, and when events and circumstances warrant an evaluation, we perform our annual impairment assessment of goodwill, which requires the use of a fair-value based analysis. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary and consider factors such as a weakened economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period, as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
We also assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.
If forecasts and assumptions used to support the realizability of our goodwill and other long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.
Income Taxes
Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred income tax assets to the amounts that are more likely than not to be realized based on our estimate of future taxable income. At March 29, 2010 and December 31, 2009, we had net deferred income tax assets of $41.9 million and $44.1 million, respectively, and no valuation allowance. Should our expectations of taxable income change in future periods, it may be necessary to establish a valuation allowance, which could affect our results of operations in the period such a determination is made. In addition, we record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

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
Results of Operations
Quarter Ended March 29, 2010 Compared to the Quarter Ended March 30, 2009
There were 88 and 89 days in first quarters ended March 29, 2010 and March 30, 2009, respectively.
The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarter Ended
	March 29,	March 30,
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	80.5	83.7

Gross profit	19.5	16.3

Operating expenses:
Selling and marketing	4.9	4.8
General and administrative	6.5	5.6
Amortization of definite-lived intangibles	0.6	0.6
Restructuring charges	—	1.7
Impairment of long-lived assets	0.4	0.2

Total operating expenses	12.4	12.9

Operating income	7.1	3.4
Other income (expense):
Interest expense	(2.0)	(1.8)
Interest income	—	0.1
Other, net	—	(0.1)

Total other expense, net	(2.0)	(1.8)

Income before income taxes	5.1	1.6
Income tax provision	(1.9)	(0.6)

Net income	3.2%	1.0%

We have two reportable segments: PCB Manufacturing and Backplane Assembly. These reportable segments are managed separately because they distribute and manufacture distinct products with different production processes. PCB Manufacturing fabricates printed circuit boards. Backplane Assembly is a contract manufacturing business that specializes in assembling backplanes into sub-assemblies and other complete electronic devices. PCB Manufacturing customers are either EMS or OEM companies, while Backplane Assembly customers are usually OEMs. Our Backplane Assembly segment includes our Hayward, California and Shanghai, China plants and our Ireland sales support infrastructure. Our PCB Manufacturing segment is composed of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB Manufacturing plants. The following table compares net sales by reportable segment for the quarters ended March 29, 2010 and March 30, 2009:

	Quarter Ended
	March 29,	March 30,
	2010	2009
	(In thousands)
Net Sales:
PCB Manufacturing	$122,941	$132,277
Backplane Assembly	21,702	24,908

Total sales	144,643	157,185
Inter-company sales	(6,424)	(8,188)

Total net sales	$138,219	$148,997

Net Sales
Net sales decreased $10.8 million, or 7.2%, from $149.0 million in the first quarter 2009 to $138.2 million in the first quarter of 2010 due to reduced demand resulting from a downturn in the global economy, the shutdown of our Redmond, Washington facility in March 2009 and our Los Angeles, California facility in November 2009, and the acceleration of order deliveries from the first quarter of 2010 into the fourth quarter of 2009 to meet customer requests. The $9.3 million revenue decline in our PCB Manufacturing segment reflects lower demand and prices, mainly in our aerospace/defense end market, compounded by the plant closures. PCB volume declined approximately 4% due to the aforementioned facility closures partially offset by work transferred to our other facilities. Prices decreased approximately 5%. Our quick-turn production, which we measure as orders placed and shipped within 10 days, remained constant at 10% of PCB sales in the first quarter of 2010 and 2009. The $3.2 million revenue decline in our Backplane Assembly segment reflects lower sales at our Hayward, California plant as it curtailed production in the first quarter of 2010 in preparation for closure in the second quarter of 2010.
Cost of Goods Sold
Cost of goods sold decreased $13.5 million, or 10.8%, from $124.7 million for the first quarter of 2009 to $111.2 million for the first quarter of 2010 due primarily to the decline in PCB volume discussed above. The decrease in cost of goods sold was mostly driven by lower labor, direct material costs and supplies associated with lower production volume and the elimination of costs incurred in the first quarter of 2009 related to the closure of our Redmond, Washington facility. Additionally, lower demand in our Backplane Assembly segment contributed to the decrease in our cost of goods sold. As a percentage of net sales, cost of goods sold decreased from 83.7% for the first quarter of 2009 to 80.5% for the first quarter of 2010, primarily due to increased absorption of fixed costs across a smaller plant footprint with the closure of our Redmond, Washington and Los Angeles, California facilities partially reduced by the costs associated with the wind down of our Hayward, California facility, which is part of the Backplane Assembly segment.
Gross Profit
As a result of the foregoing, gross profit increased $2.7 million, or 11.1%, from $24.3 million for the first quarter of 2009 to $27.0 million for the first quarter of 2010. Our gross margin increased from 16.3% in the first quarter of 2009 to 19.5% in the first quarter of 2010. The increase in our gross margin was due primarily to cost savings from the closure of our Redmond, Washington and Los Angeles, California facilities and higher fixed cost absorption at other facilities, however, it was partially offset with costs associated with the wind down of our Hayward, California facility, which is part of the Backplane Assembly segment.
Selling and Marketing Expenses
Selling and marketing expenses decreased $0.5 million, or 6.9%, from $7.2 million for the first quarter of 2009 to $6.7 million for the first quarter of 2010. The decrease in selling and marketing expense was primarily a result of lower sales commissions due to lower sales and reduced labor costs as a result of the Company’s restructurings. As a percentage of net sales, selling and marketing expenses were 4.9% in the first quarter of 2010 as compared to 4.8% in the first quarter of 2009.

General and Administrative Expenses
General and administrative expenses increased $0.6 million from $8.4 million, or 5.6% of net sales, for the first quarter of 2009 to $9.0 million, or 6.5% of net sales, for the first quarter of 2010. The increase in expense primarily relates to costs associated with the acquisition of the PCB Subsidiaries, partially offset by lower bad debt expense and savings from the closure of our Redmond, Washington and Los Angeles, California facilities.
Restructuring Charges
Restructuring charges recorded for the first quarter of 2010 are related to the lay off of employees associated with the closure of our Hayward, California facility, which was announced in September 2009. For the first quarter of 2009, the restructuring charges recorded related to the closure of the Redmond, Washington facility and other Company-wide employee reduction actions which were completed in March 2009. Additionally, we expect to incur additional contract termination costs of approximately $0.4 million related to the building operating lease associated with the closure of the Hayward, California manufacturing facility in the second quarter of 2010.
Impairment of Long-lived Assets
Impairment of long-lived assets for the first quarter of 2010 relates to the further reduction in the value of the Dallas, Oregon facility, which is classified as an asset held for sale, of $0.5 million to record the estimated fair value less cost to sell given current market conditions. We do not expect to incur any additional significant impairment charges related to this asset held for sale.
Income Tax Provision
The provision for income taxes increased $1.7 million from $0.9 million for the first quarter of 2009 to $2.6 million for the first quarter of 2010 primarily due to higher pre-tax income. Our effective tax rate was 36.6% in the first quarter of 2010 and 38.2% in the first quarter of 2009. The decrease in our effective tax rate is due to an increase in projected pretax income, an increase in the limitation for the Domestic Production Activities Deduction, and a decrease in stock-based compensation expense associated with incentive stock options. Our effective tax rate is primarily impacted by the federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, and certain non-deductible items.
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
As of March 29, 2010, we had net working capital, including restricted cash, of approximately $334.2 million, compared to $323.1 million as of December 31, 2009. This increase in working capital is attributable to the growth in cash balances, which resulted from earnings generated in the period as well as from investing activities resulting from the sale of property, plant and equipment and assets held for sale. Approximately $114.0 million of our $120.0 million in restricted cash was used subsequent to March 29, 2010 for the acquisition of the PCB Subsidiaries.
Our annual 2010 capital expenditure plan is expected to total approximately $15 million and will fund capital equipment purchases to expand our technological capabilities throughout our facilities and replace aging equipment.
The following table provides information on contractual obligations as of March 29, 2010:

		Less Than			After
Contractual Obligations(1)(2)(3)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Debt obligations	$175,000	$—	$—	$—	$175,000
Interest on debt obligations	31,282	5,688	11,375	11,375	2,844
Operating leases	4,887	1,971	1,442	410	1,064
Purchase obligations	1,171	1,171	—	—	—

Total contractual obligations	$212,340	$8,830	$12,817	$11,785	$178,908

(1)
Consideration for the acquisition of the PCB Subsidiaries consisting of $114.0 million in cash, 36.3 million shares of TTM common stock and our assumption of the outstanding debt of the PCB Subsidiaries of approximately $416.6 million is not included in the table above. At March 29, 2010, we maintained approximately $120.0 million in restricted cash to be utilized as part of the consideration for the purchase of all of the outstanding capital stock of the PCB Subsidiaries. The acquisition was completed on April 8, 2010.

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
For our Connecticut production sites, we are involved in various stages of investigation and cleanup related to environmental remediation matters for two of the sites and we are investigating a third site. We currently estimate that we will incur remediation costs of $0.8 million to $1.3 million. In addition, we have obligations to the Connecticut DEP to make certain environmental asset improvements to the waste water treatment systems in two Connecticut plants. These costs are estimated to be $0.4 million and have been considered in our capital expenditure plan for 2010.
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
Net cash provided by operating activities was $6.3 million for the first quarter ended 2010, compared to $15.6 million for the first quarter ended 2009. Our 2010 operating cash flow of $6.3 million primarily reflects net income of $4.5 million, noncash items of $0.5 million of impairment of long-lived assets, $6.1 million of depreciation and amortization, $1.4 million of stock-based compensation, and a net decrease in deferred income tax assets of $2.3 million, offset by an increase in working capital of $8.0 million primarily reflecting an increase in accounts receivable and inventories.
Net cash provided by investing activities was $1.8 million for the first quarter ended 2010, compared to cash used of $2.2 million for the first quarter ended 2009. Net cash provided by investing activities in 2010 was comprised of proceeds from the sale of property, plant and equipment and assets held for sale of approximately $3.4 million, and proceeds from the redemption of short-term investments of $1.4 million, partially offset by purchases of property, plant and equipment of $3.0 million.
Net cash provided by financing activities was $0.4 million for the first quarter ended 2010 and primarily represents the excess income tax benefit from restricted stock units released and common stock options exercised.
In May 2008, we issued our Convertible Notes in a public offering with an aggregate principal amount of $175.0 million. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and will rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness and are accounted for by separately accounting for the liability and equity components of the convertible debt. At March 29, 2010 the remaining amortization period for the unamortized Convertible Note discount in the amount of $33.8 million and debt issuance costs of $3.4 million was 5.13 years. The amortization of the Convertible Notes debt discount and unamortized debt issuance costs are based on an effective interest rate of 8.37%.
At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of March 29, 2010, none of the conversion criteria had been met.
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
As of March 29, 2010, we had two outstanding standby letters of credit: a $1.0 million standby letter of credit expiring February 28, 2011 related to the lease of one of our production facilities and a $1.5 million standby letter of credit expiring December 31, 2010 associated with our workers compensation insurance program.
Approximately 24 employees remain to be separated as part of the Los Angeles and Hayward, California facility closures and accrued restructuring costs in the amount of $0.4 million as of March 29, 2010 are expected to be utilized by the second quarter of 2010. Additionally, we expect to incur additional contract termination costs of approximately $0.4 million related to the building operating lease associated with the closure of the Hayward, California manufacturing facility in the second quarter of 2010.
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
Recently Issued Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which will require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU is effective prospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not and is not expected to have a material impact on our consolidated condensed financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of Statement of Financial Accounting Standards No. 140, included in ASC Subtopic 860-50, Servicing Assets and Liabilities. This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. We adopted the provisions of ASC 860-50 on January 1, 2010. The adoption did not have a material impact on our consolidated condensed financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to Financial Accounting Standards Board I Interpretation No. 46(R), included in ASC Subtopic 810-10, Consolidations — Overall. This guidance is intended to improve financial reporting by enterprises involved with variable interest entities by requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and addresses concerns regarding the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009, with early application prohibited. We adopted the provisions of ASC 810-10 on January 1, 2010. The adoption did not have a material impact on our consolidated condensed financial statements.
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
Foreign Currency Exchange Risk. We are subject to risks associated with transactions that are denominated in currencies other than the U.S. dollar, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of the reporting process. Our Chinese operations utilize the Chinese Yuan or RMB as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains and losses on transactions denominated in currencies other than the U.S. dollar were not material during the quarters ended March 29, 2010 and March 30, 2009. We currently do not utilize any derivative instruments to hedge foreign currency risks.
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
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 29, 2010, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to Company management, including our CEO and CFO, as appropriate to allow timely discussion regarding disclosure.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Prior to our acquisition of PCG in October 2006, PCG made legal commitments to the U.S. EPA and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA were completed as of July 1, 2009. The Connecticut DEP obligation involves the installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of March 29, 2010, one recycling system was completed and placed into operation, and approximately $0.4 million remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement which is expected to be completed by December 2010. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions.
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, in analyzing an investment in our common stock. If any of the risks in our Annual Report on Form 10-K occurs, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.
In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or the other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.
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

TTM Technologies, Inc.
/s/ Kenton K. Alder
Kenton K. Alder
President and Chief Executive Officer
Dated: May 10, 2010

/s/ Steven W. Richards
Steven W. Richards
Chief Financial Officer and Secretary
Dated: May 10, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibits
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.