Form 10-Q
period 2010-06-28
TTM TECHNOLOGIES INC
filed 2010-08-09
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, of registrant outstanding at August 4, 2010: 80,059,044

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of June 28, 2010 and December 31, 2009

	June 28,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$213,186	$94,347
Short-term investments	—	1,351
Restricted cash	—	120,000
Accounts and notes receivable, net of allowances of $4,776 in 2010 and $3,651 in 2009	258,684	89,519
Inventories	127,810	60,153
Prepaid expenses and other current assets	18,065	2,669
Assets held for sale	4,223	7,875
Deferred income taxes	6,645	6,645

Total current assets	628,613	382,559
Property, plant and equipment, net of accumulated depreciation of $105,840 in 2010 and $108,118 in 2009	671,426	88,577
Debt issuance costs, net	5,853	3,542
Deferred income taxes	32,913	37,430
Goodwill	208,277	14,130
Definite-lived intangibles, net of accumulated amortization of $26,431 in 2010 and $20,919 in 2009	97,093	15,111
Deposits and other non-current assets	22,270	1,709

	$1,666,445	$543,058

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$89,804	$—
Accounts payable	168,354	37,867
Accounts payable due to related parties	44,896	—
Accrued salaries, wages and benefits	43,292	19,253
Other accrued expenses	9,271	2,327

Total current liabilities	355,617	59,447

Convertible senior notes, net of discount	142,526	139,882
Long-term debt, net of discount	347,752	—
Foreign deferred income taxes	11,253	—
Related party financing obligation	19,255	—
Other long-term liabilities	33,500	2,812

Total long-term liabilities	554,286	142,694

Commitments and contingencies (Note 14)
Equity:
TTM Technologies, Inc. stockholders’ equity
Common stock, $0.001 par value; 100,000 shares authorized, 80,058 and 43,181 shares issued and outstanding in 2010 and 2009, respectively	80	43
Additional paid-in capital	513,253	215,461
Retained earnings	131,697	122,283
Accumulated other comprehensive income	3,152	3,130

Total TTM Technologies, Inc. stockholders’ equity	648,182	340,917
Noncontrolling interest	108,360	—

Total equity	756,542	340,917

	$1,666,445	$543,058

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter and Two Quarters Ended June 28, 2010 and June 29, 2009
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2010	2009	2010	2009
Net sales	$310,248	$144,480	$448,467	$293,477
Cost of goods sold	253,154	117,421	364,400	242,149

Gross profit	57,094	27,059	84,067	51,328

Operating expenses:
Selling and marketing	9,103	6,313	15,830	13,491
General and administrative	25,349	7,661	34,386	16,057
Amortization of definite-lived intangibles	4,621	860	5,412	1,720
Restructuring charges	399	48	449	2,508
Impairment of long-lived assets	266	—	766	343

Total operating expenses	39,738	14,882	56,843	34,119

Operating income	17,356	12,177	27,224	17,209

Other income (expense):
Interest expense	(6,411)	(2,762)	(9,192)	(5,477)
Interest income	135	61	196	160
Other, net	46	147	(23)	39

Total other expense, net	(6,230)	(2,554)	(9,019)	(5,278)

Income before income taxes	11,126	9,623	18,205	11,931
Income tax provision	(4,386)	(3,675)	(6,980)	(4,556)

Net income	6,740	5,948	11,225	7,375
Less: Net income attributable to the noncontrolling interest	(1,811)	—	(1,811)	—

Net income attributable to TTM Technologies, Inc. stockholders	$4,929	$5,948	$9,414	$7,375

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings per share	$0.06	$0.14	$0.16	$0.17

Diluted earnings per share	$0.06	$0.14	$0.16	$0.17

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Two Quarters Ended June 28, 2010 and June 29, 2009

	Two Quarters Ended
	June 28,	June 29,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$11,225	$7,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	17,182	9,839
Amortization of definite-lived intangible assets	5,470	1,788
Amortization of convertible notes debt discount and debt issuance costs	3,159	2,678
Non-cash interest imputed on other long-term liabilities and related party financing obligation	270	76
Income tax benefit from restricted stock units released and common stock options exercised	(436)	—
Deferred income taxes	3,471	2,628
Stock-based compensation	3,006	3,172
Impairment of long-lived assets	766	343
Net loss on sale of property, plant and equipment	152	114
Net loss on derivatives	73	—
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	(35,499)	12,856
Inventories	(1,114)	8,456
Prepaid expenses and other current assets	(6,180)	(722)
Accounts payable	14,076	(5,957)
Accrued salaries, wages and benefits and other accrued expenses	4,129	247

Net cash provided by operating activities	19,750	42,893

Cash flows from investing activities:
Acquisition, net of cash acquired	(28,529)	—
Restricted cash used for acquisition	120,000	—
Purchase of property, plant and equipment and equipment deposits	(18,294)	(5,967)
Proceeds from sale of property, plant and equipment and assets held for sale	3,478	591
Purchase of license agreement	—	(350)
Proceeds from redemption of short-term investments	1,351	2,238

Net cash provided by (used in) investing activities	78,006	(3,488)

Cash flows from financing activities:
Repayment of assumed long-term debt in acquisition	(387,980)	—
Proceeds from new long-term borrowings	387,980	—
Net proceeds from borrowing on revolving loan	20,014	—
Proceeds from exercise of common stock options	197	89
Excess income tax benefit from restricted stock units released and common stock options exercised	436	—

Net cash provided by financing activities	20,647	89

Effect of foreign currency exchange rates on cash and cash equivalents	436	(20)

Net increase in cash and cash equivalents	118,839	39,474
Cash and cash equivalents at beginning of period	94,347	148,465

Cash and cash equivalents at end of period	$213,186	$187,939

Supplemental cash flow information:
Cash paid for income taxes	$4,063	$2,613
Cash paid for interest	6,271	2,845
Supplemental disclosures of non-cash investing and financing activities:
The Company issued common stock and replacement awards with a fair value of $294,382 in connection with the PCB Subsidiaries acquisition. See Note 2.
The Company recognized an unrealized loss on derivative instruments in accumulated other comprehensive income of $1,924, net of tax for the two quarters ended June 28, 2010.
As of June 28, 2010 and June 29, 2009, accrued purchases of equipment totaled $27,400 and $571, respectively.
During the quarter ended June 29, 2009, the Company commenced the process of selling the building at its Redmond, Washington production facility and as a result classified such assets to assets held for sale. See Note 9.
See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
(unaudited)
(Dollars and shares in thousands, except per share data)
(1) Nature of Operations and Basis of Presentation
     TTM Technologies, Inc. (the Company or TTM) is a world-wide manufacturer of complex printed circuit boards (PCBs) used in sophisticated electronic equipment and provides backplane and sub-system assembly services for both standard and specialty products in defense and commercial operations. The Company sells to a variety of customers located both within and outside of the United States of America. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies.
     The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The second quarters ended June 28, 2010 and June 29, 2009 each contained 91 days. The two quarters ended June 28, 2010 and June 29, 2009 contained 179 and 180 days, respectively.
(2) Acquisition of PCB Subsidiaries
     On the evening of April 8, 2010 (in the morning of April 9, 2010. Hong Kong time), the Company acquired from Meadville Holdings Limited (Meadville), an exempted company incorporated under the laws of the Cayman Islands, and MTG Investment (BVI) Limited (MTG), a company incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of Meadville, all of the issued and outstanding capital stock of four wholly owned subsidiaries of MTG. These four companies, through their respective subsidiaries, engage in the business of manufacturing and distributing printed circuit boards, including circuit design, quick-turn-around services, and drilling and routing services. Subsequent to the acquisition, these four companies and their subsidiaries (together, the PCB Subsidiaries) are subsidiaries of the Company and represent the Asia Pacific operating segment of the Company.
     The Company purchased the PCB Subsidiaries for a total consideration of $114,034 in cash and 36,334 shares of TTM common stock, of which approximately 26,225 are subject to restrictions. After taking into account the 36,334 shares of TTM common stock issued in the acquisition and based on the number of shares outstanding on April 8, 2010, the date the Company acquired the PCB Subsidiaries, approximately 46% of TTM common stock outstanding was held by Meadville, its shareholders, or their transferees.
     Legal and accounting costs associated with the acquisition of the PCB Subsidiaries of $6,986 and $8,784 for the quarter and two quarters ended June 28, 2010, have been expensed and recorded as general and administrative expense in the consolidated condensed statement of operations in accordance with ASC Topic 805, Business Combinations.
     As part of the consideration for the purchase of all of the outstanding capital stock of the PCB Subsidiaries as described above, the Company was required to maintain approximately $120,000 in cash and cash equivalents in various accounts which were restricted in nature and therefore recorded as restricted cash in the consolidated balance sheet as of December 31, 2009.

     The following summarizes the components of the PCB Subsidiaries purchase price:

(In thousands)
Value of TTM shares issued :
TTM shares issued with restrictions	$201,959
TTM shares issued without restrictions	89,965
Foreign employee replacement share awards	2,458

294,382
Cash consideration	114,034

Total	$408,416

     The value of the shares of the Company’s common stock used in determining the purchase price was $9.06 per share, the closing price of the Company’s common stock on April 8, 2010, the effective date of the acquisition. Additionally, approximately 26,225 of the Company’s shares issued and subsequently distributed to the principal shareholders, in the acquisition of the PCB Subsidiaries, maintain certain restrictions, including a “lock-up” transfer restriction during the 18-month period following the closing of the acquisition of the PCB Subsidiaries and therefore, the fair value of these shares has preliminarily been determined considering the restrictions, resulting in a discount of 15% from the closing share price.
     The foreign employee share awards were given to certain employees involved in the PCB Subsidiaries business by a related party and controlling shareholder of the PCB Subsidiaries. The fair value of the share awards included as purchase consideration was determined using a $9.06 per share price plus cash pro rated for the pre-combination service period. See Note 16.
     The purchase price of the PCB Subsidiaries was allocated to tangible and intangible assets acquired, liabilities assumed and noncontrolling interests based on their estimated fair value at the date of the acquisition (April 8, 2010). The excess of the purchase price over the fair value of net assets acquired and noncontrolling interests was allocated to goodwill.
     The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired, liabilities assumed and noncontrolling interests. The following summarizes the preliminary estimated fair values of net assets acquired and noncontrolling interests:

(In thousands)
Cash	$85,505
Trade and notes receivables ($139,398 contractual gross receivables)	131,844
Inventories	66,508
Other current assets	11,516
Property, plant, and equipment	579,528
Identifiable intangible assets	87,565
Goodwill	194,336
Other assets	20,478
Current liabilities	(188,017)
Long-term debt, net of discount	(417,414)
Related party financing obligation	(20,537)
Other liabilities	(36,788)
Noncontrolling interest	(106,108)

Total	$408,416

     Due to the fact that the acquisition of the PCB Subsidiaries has just occurred in the current interim period, the magnitude of the transaction, and because significant information to be obtained and analyzed resides in a foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired, liabilities assumed and noncontrolling interests, but in no case to exceed more than one year from the date of acquisition. As of June 28, 2010, the Company has not finalized the determination of fair values for purchase price consideration, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, long-term debt, related party financing obligation, other liabilities, and noncontrolling interest.
Property, plant and equipment
     The fair value of property, plant and equipment was determined by utilizing three approaches: the cost, sales comparison, and the income capitalization approach combined with management assumptions. Each approach assumes valuation of the property at the property’s highest and best use.

Long-term debt, net of discount
     On the acquisition date, the Company became a party to the PCB Subsidiaries’ November 16, 2009 Credit Agreement with various lenders. The credit agreement was put in place in contemplation of the acquisition in order to refinance existing credit facilities consisting of a term and revolving loan and factoring and letter of credit facilities. The amount drawn under this credit agreement was approximately $388,000 after the completion of the acquisition of the PCB Subsidiaries. The fair value of this existing debt assumed was based on its contractual provisions that required it to be repaid upon a change in control.
     Additionally, certain bank loans, which the PCB Subsidiaries maintain within the People’s Republic of China (PRC), were kept in place after the Company’s completion of the acquisition of the PCB Subsidiaries. The amount drawn under these lines as of the acquisition date amounted to approximately $30,000. The Company determined the fair value of the debt, which was assumed, using a present value analysis based on market rates of LIBOR, plus spread for the debt.
Related party financing obligation
     The related party financing obligation consists of a put and call option agreement which grants the noncontrolling interest a put option to sell, and to one of the PCB Subsidiaries a call option to purchase, the remaining 20% equity interest in one of its majority owned subsidiaries. The exercise price of the put option is the greater of (i) an enterprise value calculation, which uses earnings before income taxes, depreciation and amortization projections on the extrapolation of the latest unaudited combined financial results of the majority owned subsidiary to a four-year period and an enterprise value of 5.5 times, or (ii) the net asset value based on the extrapolation of the latest unaudited combined financial results of the majority owned subsidiary as at end of the fiscal year 2012; or (iii) the minimum price of approximately 15,380 EUR plus interest which will accrue at a rate of 2.5% compounded annually for a five-year period up to December 31, 2012. Fair value as of the acquisition date of the financial liability was based upon the minimum price as the other two scenarios were determined to be nonsubstantive due to the challenging current and expected future operations of the subsidiary. As the minimum price represents a fixed obligation, the noncontrolling interest was accounted for as a financing obligation rather than a noncontrolling interest and 100% of the subsidiary is consolidated. The fair value of the related party financial liability was estimated based on the minimum price of the obligation plus 2.5% interest discounted at the current rate of borrowing as of the acquisition date.
Noncontrolling Interest
     Noncontrolling interests consist of a 29.8% equity interest in one PCB manufacturing subsidiary and a 20.0% equity interest in one other PCB manufacturing subsidiary held by third parties. The fair value was determined by utilizing a combination of income and market comparable approaches. The income approach was used to estimate the total enterprise value of each noncontrolling interest by estimating discounted future cash flows. The market comparable approach indicates the fair value of the noncontrolling interest based on a comparison to comparable enterprises in similar lines of business that are publicly traded or are part of a public or private transaction.
Identifiable Intangible Assets
     Acquired identifiable intangible assets include customer relationships, trade name and order backlog. The fair value of the identifiable intangible assets was determined using various income approach methods including excess earnings and relief from royalties as appropriate to determine the present value of expected future cash flows for each identifiable intangible asset based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants. The amounts assigned to each class of intangible assets and the related weighted average amortization periods are as follows:

	Intangible asset	Weighted-average
	acquired	amortization period
	(In thousands)
Customer relationships	$75,975	8.0 years
Trade name	10,302	6.0 years
Order backlog	1,288	0.2 years

	$87,565

Goodwill
     Goodwill represents the excess of the PCB Subsidiaries purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interests. Prior to the Company’s acquisition of the PCB Subsidiaries, the Company had two reporting segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its reporting segments and determined that it has two reporting segments based primarily on geographical location of operations, North America and Asia Pacific. The PCB Subsidiaries’ excess purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interests has been appropriately allocated to the Asia Pacific reporting segment.

     The Company believes that the acquisition of the PCB Subsidiaries will produce the following significant benefits:
•	Create a Leading Global PCB Company. The combination of the Company and the PCB Subsidiaries has created a leading global PCB company with high-technology capabilities and highly diversified revenue mix by geographic region and end-market. Additionally, the combination resulted in a one-stop global solution from quick-turn through volume production and a focused facility specialization strategy.

•	Increased Market Presence and Opportunities. The combination of the Company and the PCB Subsidiaries has created an opportunity to capture additional business globally from both existing and new customers, particularly in North America and Europe.

•	Operating Efficiencies. The combination of the Company and the PCB Subsidiaries has also provided the opportunity for potential economies of scale, cost savings and access to a highly trained PCB Subsidiary workforce, resulting from a global sales force and manufacturing platform; complementary footprints, customers and end-markets; and talented management teams with leading expertise in the Asian market.
     The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for the PCB Subsidiaries, in relation to other acquired tangible and intangible assets. The goodwill acquired in the acquisition is not deductible for income tax purposes.
Results of Operations
     Included in the consolidated condensed statement of operations are net sales of $171,323, excluding intercompany sales, and net income of $6,177 from the PCB Subsidiaries operations for the quarter and two quarters ended June 28, 2010.
Pro forma Results of Operations
     Unaudited pro forma operating results for the Company, assuming the acquisition of the PCB Subsidiaries occurred on January 1, 2010 and 2009 are as follows:

	Quarter Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net sales	$334,858	$302,404	$632,086	$582,619
Net income	9,784	16,113	16,093	15,968

Basic earnings per share	$0.12	$0.20	$0.20	$0.20

Dilutive earnings per share	$0.12	$0.20	$0.20	$0.20

     The pro forma information is not necessarily indicative of the actual results that would have been achieved had the PCB Subsidiaries acquisition occurred as of January 1, 2010 and 2009, or the results that may be achieved in future periods.
(3) Accounts Receivable Factoring Arrangements
     In the normal course of business, the Company’s foreign subsidiaries utilize accounts receivable factoring arrangements. Under these arrangements, the Company may sell certain of its trade or notes receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the trade or notes receivable. In all arrangements there is no recourse against the Company for its customers’ failure to pay. The Company sold approximately $19,737 of accounts and notes receivable for both the quarter and two quarters ended June 28, 2010.

(4) Inventories
     Inventories as of June 28, 2010 and December 31, 2009 consist of the following:

	June 28,	December 31,
	2010	2009
	(In thousands)
Raw materials	$42,396	$21,758
Work-in-process	47,389	27,296
Finished goods	38,025	11,099

	$127,810	$60,153

(5) Goodwill and Definite-lived Intangibles
     As of June 28, 2010 and December 31, 2009, goodwill by operating segment and the components of definite-lived intangibles were as follows:
Goodwill

	North	Asia
	America	Pacific	Total
	(In thousands)
Balance as of December 31, 2009
Goodwill	$131,148	$—	$131,148
Accumulated impairment losses	(117,018)	—	(117,018)

	14,130	—	14,130

Goodwill acquired during the two quarters ended June 28, 2010	—	194,336	194,336
Foreign currency translation adjustment during the two quarters ended June 28, 2010	68	(257)	(189)

Balance as of June 28, 2010
Goodwill	131,216	194,079	325,295
Accumulated impairment losses	(117,018)	—	(117,018)

	$14,198	$194,079	$208,277

     Goodwill includes the activity related to foreign subsidiaries which operate in currencies other than the U.S. Dollar and therefore reflects a foreign currency rate change.
Definite-lived Intangibles

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
		(In thousands)			(years)
June 28, 2010:
Strategic customer relationships	$35,429	$(22,432)	$256	$13,253	12.0
Licensing agreement	350	(128)	—	222	3.0

Acquired intangibles from the acquisition of the PCB Subsidiaries:
Strategic customer relationships	75,975	(2,146)	(101)	73,728	8.0
Trade name	10,302	(398)	(14)	9,890	6.0
Order backlog	1,288	(1,286)	(2)	—	0.2

	$123,344	$(26,390)	$139	$97,093

     Certain definite-lived intangibles relate to foreign subsidiaries which operate in currencies other than the U.S. Dollar and therefore reflect a foreign currency rate change.

     All of the definite-lived intangibles are amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles which are amortized using an accelerated method of amortization based on cash flows. Amortization expense was $4,650 and $900 for the quarters ended June 28, 2010 and June 29, 2009, respectively, and $5,470 and $1,788 for the two quarters ended June 28, 2010 and June 29, 2009, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.
     Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2010	$7,498
2011	16,133
2012	15,252
2013	14,348
2014	12,856

$66,087

(6) Long-term Debt and Letters of Credit
     The following table summarizes the long-term debt of the Company as of June 28, 2010. No long-term debt was outstanding at December 31, 2009.

	Average Effective
	Interest Rate as of June 28, 2010	June 28, 2010
		(In thousands)
Bank loans, due various dates through May 2012	3.21%	$29,984
Term loan due November 2013	2.35%	350,000
Revolving loan due November 2013	2.60%	58,000

		437,984
Less Unamortized discount		(428)

		437,556
Less current maturities		(89,804)

Long-term debt, less current maturities		$347,752

     The maturities of long-term debt through 2013 are as follows:

(In thousands)
2011	$103,180
2012	104,572
2013	140,000

$347,752

     Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for our mainland China facilities acquired in conjunction with the acquisition of the PCB Subsidiaries. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either the LIBOR or People’s Bank of China rates. These bank loans expire at various dates through May 2012.
     On April 9, 2010, in conjunction with the acquisition of the PCB Subsidiaries, the Company became a party to a credit agreement (Credit Agreement), entered into on November 16, 2009 by the PCB Subsidiaries, which are now foreign subsidiaries of the Company. The Credit Agreement consists of a $350,000 senior secured term loan (Term Loan), a $87,500 senior secured revolving loan (Revolving Loan), a $65,000 factoring facility (Factoring Facility), and a $80,000 letters of credit facility (Letters of Credit Facility), all of which mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of the PCB Subsidiaries, and the Company has fully and unconditionally guaranteed the Credit Agreement for full and prompt payment when due of all present and future payment obligations.

     Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings under the Term Loan will bear interest at a rate of LIBOR plus 2.0%, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. There is no provision, other than an event of default, for these interest margins to increase. At June 28, 2010, the weighted average interest rate on the outstanding borrowings was 2.44%.
     The Company is required to make scheduled payments of the outstanding Term Loan balance, beginning in 2011. All and any other outstanding balances under the Credit Agreement are due at the maturity date of November 16, 2013. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, in addition to maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. On August 4, 2010, the Company executed and delivered a waiver and amendment letter with Hong Kong and Shanghai Banking Corporation Limited, as Facility Agent for and on behalf of the other lenders named in the Credit Agreement, as amended March 30, 2010, which amended certain financial covenants applicable to the Company. Pursuant to the waiver and amendment letter, the lenders under the Credit Agreement agreed to amend the financial covenants related to consolidated tangible net worth, gearing ratio (the ratio of consolidated net borrowings to consolidated tangible net worth), and leverage. The Company is in compliance with the amended covenants.
     The Company is also required to pay a commitment fee of 0.20% per annum on any unused portion of loan or facility under the Credit Agreement. As of June 28, 2010, all of the Term Loan was outstanding, $58,000 of the Revolving Loan was outstanding, none of the Factoring Facility was outstanding, and $48,276 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $29,500 and $65,000, respectively, at June 28, 2010. Subsequent to June 28, 2010, the Company paid $58,000 of the outstanding Revolving Loan.
     At June 28, 2010 the unamortized debt discount related to the bank lines of credit in mainland China were $428 and unamortized debt issuance costs related to the Credit Agreement were $2,577. The unamortized debt discount and issuance costs are being amortized to interest expense over the term of the bank lines of credit in mainland China and the Credit Agreement using the effective interest rate method. The unamortized debt issuance costs are included as a component of other non-current assets. At June 28, 2010, the remaining amortization period for the unamortized debt discount and issuance costs was 1.8 years and 3.3 years, respectively. For both the quarter and two quarters ended June 28, 2010, amortization for the debt discount and debt issuance costs was $57 and $192, respectively.
     On April 9, 2010, the Company entered into an interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. See Note 11 Financial Instruments.
     Standby Letters of Credit
     The Company maintains several letters of credit: a $1,494 standby letter of credit expiring December 31, 2010 associated with its insured workers compensation program, a $1,000 standby letter of credit expiring February 28, 2011 related to the lease of one of its production facilities, and various other letters of credits aggregating to approximately $992 maintained by the Company’s foreign subsidiaries related to purchases of machinery and equipment with various expiration dates through July 2011.
(7) Convertible Senior Notes
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

     The Company received proceeds of $169,249 after the deduction of offering expenses of $5,751 upon issuance of the Convertible Notes. The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At June 28, 2010 and December 31, 2009, the following summarizes the liability and equity components of the Convertible Notes:

	June 28,	December 31,
	2010	2009
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(32,474)	(35,118)

Convertible Notes, net of discount	$142,526	$139,882

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

     At June 28, 2010 and December 31, 2009, remaining unamortized debt issuance costs included in other non-current assets were $3,276 and $3,542, respectively, and are being amortized to interest expense over the term of the Convertible Notes. At June 28, 2010, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 4.88 years.
     The components of interest expense resulting from the Convertible Notes for the quarter and two quarters ended June 28, 2010 and June 29, 2009 are as follows:

	Quarter Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2010	2009	2010	2009
	(In thousands)
Contractual coupon interest	$1,422	$1,422	$2,844	$2,844
Amortization of Convertible Notes debt discount	1,335	1,229	2,644	2,433
Amortization of debt issuance costs	135	124	266	245

	$2,892	$2,775	$5,754	$5,522

     For the quarter and two quarters ended June 28, 2010 and June 29, 2009, the amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 8.37%.
Conversion
     At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of June 28, 2010, none of the conversion criteria had been met.
     On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of June 28, 2010, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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
(8) Comprehensive Income
     The following table summarizes the components of comprehensive income (loss) for the quarter and two quarters ended June 28, 2010 and June 29, 2009:

	Quarter Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2010	2009	2010	2009
	(In thousands)
Net income attributable to TTM Technologies, Inc. stockholders	$4,929	$5,948	$9,414	$7,375
Other comprehensive income:
Foreign currency translation adjustments, net of a tax expense (benefit) of $69 and ($11) for the quarters ended June 28, 2010 and June 29, 2009, respectively, and net of tax (benefit) of $69 and ($36) for the two quarters ended June 28, 2010 and June 29, 2009, respectively	1,946	(16)	1,946	(59)
Unrealized loss on effective cash flow hedges, net of tax of $380 for both the quarter and two quarters ended June 28, 2010	(1,924)	—	(1,924)	—

Total other comprehensive income (loss), net of tax	22	(16)	22	(59)

Comprehensive income attributable to TTM Technologies, Inc. stockholders	$4,951	$5,932	$9,436	$7,316

     Approximately $441 of foreign currency translation gain attributable to noncontrolling interest was not included in accumulated other comprehensive income for the quarter and two quarters ended June 28, 2010.
     The following provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the two quarters ended June 28, 2010:

June 28, 2010
(in thousands)
Beginning balance, net of tax	$—
Changes in fair value loss, net of tax	(1,924)
Reclassification to earnings, net of tax	—

Ending balance, net of tax	$(1,924)

     The amount recorded in accumulated other comprehensive income for the cash flow hedges is expected to be reclassified into the consolidated condensed statement of operations when the forecasted transaction affects earnings. The Company expects that approximately $442 will be reclassified into the statement of operations in the next 12 months (see Note 11).
(9) Restructuring Charges and Impairment of Long-lived Assets
Restructuring Charges
     On September 1, 2009 the Company announced its plan to close its Hayward and Los Angeles, California facilities and lay off approximately 340 employees at these sites. As of June 28, 2010, $173 of accrued separation costs remain for employees yet to be separated. The Company expects the remaining employees to be separated and a significant amount of the remaining accrued restructuring costs to be paid during the third quarter of 2010. Accrued restructuring costs are included as a component of accrued salaries, wages and benefits in the consolidated condensed balance sheet.
     During the quarter ended June 28, 2010, the Company incurred $399 in contract termination costs related to building operating leases associated with the closure of its Hayward, California manufacturing facility, which the Company ceased use of during the current quarter ended June 28, 2010. These contract termination costs are included as a component of other accrued expenses in the consolidated balance sheet.
     The Hayward and Los Angeles, California facilities were part of the Company’s North America operating segment.
     The below table shows the utilization of the accrued restructuring costs during the two quarters ended June 28, 2010:

		Contract
	Severance	Termination	Total
	(In thousands)
Accrued at December 31, 2009	$702	$529	$1,231
Estimated liabilities	—	399	399
Change in estimates	50	—	50
Amount paid	(579)	(283)	(862)

Accrued at June 28, 2010	$173	$645	$818

     In January 2009, the Company announced its plan to close its Redmond, Washington facility and lay off approximately 370 employees at this site. In addition, the Company laid off about 140 employees at various other U.S. facilities in January 2009. As a result, the Company recorded $48 and $2,508 in separation costs for the quarter and two quarters ended June 29, 2009, related to this restructuring. These charges are presented as restructuring charges in the consolidated condensed statement of operations. As of December 31, 2009, the Redmond, Washington facility had been closed, all employees related to the January 2009 restructuring had been separated, and all accrued separation costs had been paid. The Redmond, Washington facility was part of the Company’s North America operating segment.
Impairment of Long-lived Assets
     During the quarter and two quarters ended June 28, 2010, the Company reduced the carrying value of the Dallas, Oregon facility, which was classified as an asset held for sale in a prior period, to record the estimated fair value less costs to sell resulting in an impairment of $266 and $766, respectively, resulting from a depressed real estate market in the surrounding Dallas, Oregon region. Subsequent to June 28, 2010, the Dallas Oregon facility was sold for $234.
     Additionally, during the two quarters ended June 29, 2009, the Company recorded an impairment of certain long-lived assets for the Redmond, Washington facility in the amount of $343 as part of its closure. These charges are presented as impairment of long-lived assets in the consolidated condensed statement of operations.
     The Dallas, Oregon and Redmond, Washington facilities were part of the Company’s North America operating segment.

(10) Income Taxes
     The Company’s effective tax rate was 39.4% and 38.2% for the quarters ended June 28, 2010 and June 29, 2009, respectively, and 38.3% and 38.2% for the two quarters ended June 28, 2010 and June 29, 2009, respectively. The Company’s effective tax rate increased primarily due to the discrete tax expense associated with non-deductible acquisition-related costs, offset by the impact of an increase in total earnings earned in lower-tax jurisdictions resulting from the acquisition of the PCB Subsidiaries. Additionally, certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions in China. Our foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and therefore no deferred tax liabilities for U.S. income taxes on undistributed earnings will be recorded.
(11) Financial Instruments
Derivatives
     As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. Derivatives are typically entered into as hedges of changes in interest rates, currency exchange rates, and other risks. All derivative instruments are recognized as either assets or liabilities in the balance sheet at their respective fair values. For derivatives that are designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flow being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period.
Interest Rate Swaps
     The Company’s business is exposed to interest rate risk resulting from fluctuations in interest rates on certain variable rate LIBOR debt. Increases in interest rates would increase interest expenses relating to the outstanding variable rate borrowings of certain foreign subsidiaries and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of the debt obligations.
     On April 9, 2010, the Company entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350,000 Term Loan over the term of the interest rate swap. As part of the Company’s risk management strategy, the Company chose not to hedge its initial year interest payment cash flows of its Term Loan because of low current LIBOR rates which would have initially resulted in locking to a fixed rate higher than LIBOR spot rate at the onset.
     The notional amount of the interest rate swap decreases to zero over its term, consistent with the Company’s risk management objectives. The notional value underlying the hedge at June 28, 2010 was $146,500. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period. The Company has designated this interest rate swap as a cash flow hedge.
     At inception, the fair value of the interest rate swap was zero. As of June 28, 2010, the fair value of the swap was recorded as a liability of $2,283 in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in our consolidated balance sheet. No ineffectiveness was recognized for the quarter ended June 28, 2010. There was no impact to interest expense for the quarter ending June 28, 2010 as the interest rate swap does not hedge interest rate cash flows until the period beginning April 18, 2011.
     Additionally, the Company, through its acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40,000, for the period beginning October 8, 2008 and ending on July 30, 2012. This interest rate swap applied to the PCB Subsidiaries’ pre-acquisition, long-term borrowings, which was paid-off on the acquisition date. The notional amount of the interest rate swap decreases to zero over its term. Under the terms of the interest rate swap, the Company will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, the Company did not designate this interest rate swap as a cash flow hedge.

Foreign Exchange Contracts
     The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risk in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary in 2013, and certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at June 28, 2010 was approximately $54,290. The Company did not have any foreign exchange contracts as of December 31, 2009. The Company has designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to related party financing obligation. In this instance, the hedged item is a recognized liability subject to foreign currency transaction gains and losses and therefore, changes in the hedged item due to foreign currency exchange rates are already recorded in earnings. Therefore, hedge accounting has not been applied.
     The Company only had derivative instruments during the quarter ended June 28, 2010. The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset /
		(Liability)
		Fair Value
		June 28,
	Balance Sheet Location	2010
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$104
Foreign exchange contracts	Other accrued expenses	(27)
Interest rate swap	Other long-term liabilities	(2,283)
Foreign exchange contracts	Other long-term liabilities	(110)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	47
Foreign exchange contracts	Other long-term liabilities	(814)
Interest rate swap	Other long-term liabilities	(1,646)

		$(4,729)

     Gain/(loss) recognized in income due to the effect of derivative instruments on the consolidated condensed statement of operations is as follows:

Quarter and Two
Quarters Ended
June 28,
2010
(In thousands)
Cash flow hedge:
Interest rate swap	$—
Foreign exchange contracts	—

Total	$—

Derivative instruments not designated as hedges:
Interest rate swap	$51
Foreign exchange contracts	(1,630)

$(1,579)

     The net loss for derivative instruments not designated as hedges was recorded in other, net in the consolidated condensed statement of operations.

Quarter and Two Quarters Ended June 28, 2010
		Effective Portion		Ineffective Portion
		Gain/ (Loss)	Gain/ (Loss)	Gain/ (Loss)
		Recognized in Other	Reclassified into	Recognized into
	Financial Statement Caption	Comprehensive Income	Income	Income
(in thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(2,283)	$—	$—
Foreign currency forward	Other, net	(21)	—	—

		$(2,304)	$—	$—

Other Financial Instruments
     The carrying amount and estimated fair value of the Company’s financial instruments at June 28, 2010 and December 31, 2009 were as follows:

	June 28, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Short-term investments	$—	$—	$1,351	$1,351
Short-term derivative assets	151	151	—	—
Short-term derivative liabilities	27	27	—	—
Long-term derivative liabilities	4,853	4,853	—	—
Long-term equity investment	2,712	2,712	—	—
Related party financing obligation	19,255	19,255	—	—
Long-term debt	437,556	429,201	—	—
Convertible senior notes	142,526	161,959	139,882	174,340
     The fair value of short-term investments was estimated based on a court order issued by a U.S. District Court prescribing amounts to be distributed which resulted in sufficient information available to determine the investment fair value.
     The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data as appropriate. The values were adjusted to reflect nonperformance risk of both the counterparty and the Company.
     The fair value of equity securities accounted for under the cost method (nonmarketable equity securities) was determined using market multiples derived from comparable companies. Under that approach, the identification of comparable companies requires significant judgment. Additionally, multiples might lie in ranges with a different multiple for each comparable company. The selection of where the appropriate multiple falls within that range also requires significant judgment, considering both qualitative and quantitative factors.
     The related party financing obligation fair value was estimated based on the minimum price of the obligation plus 2.5% interest discounted at the current rate of borrowing.
     The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at June 28, 2010.
     The fair value of the convertible senior notes and derivative instruments was estimated based on quoted market prices.

     At June 28, 2010 and December 31, 2009, the Company’s financial instruments included cash and cash equivalents, short-term investments, restricted cash, accounts receivable and accounts payable. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments.
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
     As of June 28, 2010 and December 31, 2009, the Company’s 10 largest customers in the aggregate accounted for 56% and 57%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
(13) Fair Value Measures
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
     At June 28, 2010 and December 31, 2009, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	June 28,	Fair Value Measurements Using:
	2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Cash equivalents	$63,054	$63,054	—	—
Foreign exchange derivative assets	151	—	151	—
Interest rate swap derivative liabilities	3,929	—	3,929	—
Foreign exchange derivative liabilities	951	—	951	—

	December 31,	Fair Value Measurements Using:
	2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Cash equivalents	$70,794	$70,794	—	—
Short-term investments	1,351	—	—	1,351
Restricted cash	120,000	120,000	—	—
     There were no transfers of financial assets or liabilities between level 1 and level 2 inputs for the quarter and two quarters ended June 28, 2010.

     The following is a summary of activity for fair value measurements using level 3 inputs for the two quarters ended June 28, 2010 and June 29, 2009:

	Two Quarters Ended
Fair Value Measurement using Significant Unobservable Inputs (Level 3)	June 28, 2010	June 29, 2009
	(In thousands)
Beginning balance	$1,351	$3,657
Transfers to level 3	—	—
Settlement	(1,351)	(2,238)
Changes in fair value included in earnings	—	—

Ending balance	$—	$1,419

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
     For the two quarters ended June 28, 2010 and June 29, 2009, the following non-financial instruments were measured at fair value on a nonrecurring basis using the type of inputs shown:

		Fair Value Measurements Using:
					Total losses for
					the two quarters
	June 28,	Level 1	Level 2	Level 3	ended
	2010	Inputs	Inputs	Inputs	June 28, 2010
	(In thousands)
Assets held for sale	$234	—	$234	—	$766

		Fair Value Measurements Using:
					Total losses for
					the two quarters
	June 29,	Level 1	Level 2	Level 3	ended
	2009	Inputs	Inputs	Inputs	June 29, 2009
	(In thousands)
Long-lived assets held and used	$382	—	$382	—	$343
     Fair value is remeasured on a periodic basis and is primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

(14) Commitments and Contingencies
Legal Matters
     Prior to the Company’s acquisition of the PCB Subsidiaries of Meadville Holdings Ltd., two of the PCB Subsidiaries were involved in various legal and arbitration proceedings instituted in the People’s Republic of China by a former customer. The proceedings related to quality claims about certain products supplied by the PCB Subsidiaries. In May 2010, the parties entered into a settlement agreement whereby the PCB Subsidiaries agreed to pay approximately $2,500 as the final settlement and the former customer withdrew all the legal and arbitration proceedings against the PCB Subsidiaries after receipt of the settlement funds.
     Prior to the Company’s acquisition of Tyco Printed Circuit Group LP (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (Connecticut DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA were completed as of July 1, 2009. The Connecticut DEP obligation involves the installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of June 28, 2010, one recycling system was completed and placed into operation, and approximately $336 remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement which is expected to be completed by December 2010. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet the remaining commitment could result in further costly enforcement actions.
     The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at June 28, 2010 and December 31, 2009.
Environmental Matters
     The process to manufacture PCBs requires adherence to city, county, state, federal and foreign jurisdiction environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards. Management believes that its facilities comply in all material respects with environmental laws and regulations. The Company has in the past received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.
     The Company is involved in various stages of investigation and cleanup in Connecticut related to environmental remediation matters for two of the sites and has investigated a third site. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site was investigated under Connecticut’s Land Transfer Act and no contamination above applicable standards was found. The Company concluded that it was probable that it would incur remediation and monitoring costs for these sites of approximately $691 and $720 as of June 28, 2010 and December 31, 2009, respectively, the liability for which is included in other long-term liabilities and estimates that it will incur the remediation costs over the next 12 to 84 months. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.
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

(15) Earnings Per Share
     The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and two quarters ended June 28, 2010 and June 29, 2009:

	Quarter Ended		Two Quarters Ended
	June 28	June 29,	June 28	June 29,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net income attributable to TTM Technologies, Inc. stockholders	$4,929	$5,948	$9,414	$7,375

Weighted average shares outstanding	76,050	43,117	59,954	43,000
Dilutive effect of stock options, restricted stock units, and performance-based restricted units	434	314	550	326

Diluted shares	76,484	43,431	60,504	43,326

Earnings per share attributable to TTM Technologies, Inc stockholders:
Basic	$0.06	$0.14	$0.16	$0.17

Dilutive	$0.06	$0.14	$0.16	$0.17

     Stock options, restricted stock units, and performance-based restricted units to purchase 1,714 and 2,266 shares of common stock for the quarters ended June 28, 2010 and June 29, 2009, respectively, and 2,015 and 2,389 shares of common stock for the two quarters ended June 28, 2010 and June 29, 2009, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for stock options or restricted stock units and performance-based restricted units was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.
     Additionally, for the quarter and two quarters ended June 28, 2010, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the period, and therefore, the effect would be anti-dilutive.
(16) Stock-Based Compensation
     Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2010	2009	2010	2009
	(In thousands)
Cost of goods sold	$328	$431	$655	$850
Selling and marketing	109	135	217	280
General and administrative	1,158	999	2,134	2,042

Stock-based compensation expense recognized	1,595	1,565	3,006	3,172
Income tax benefit recognized	(412)	(528)	(890)	(1,054)

Total stock-based compensation expense after income taxes	$1,183	$1,037	$2,116	$2,118

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
     During the two quarters ended June 28, 2010, the Company granted 48 PRUs, representing the first one-third of the 143 target PRUs, with an estimated weighted average fair value per unit of $10.11 at the date of grant. There were no PRUs granted for the quarter ended June 28, 2010. The fair value for PRUs granted is calculated using the Monte Carlo simulation model, as the TSR modifier contains a market condition. For the two quarters ended June 28, 2010 the following assumptions were used in determining the fair value:

June 28,
2010
Risk-free interest rate	1.3%
Dividend yield	—
Expected volatility	65%
Expected term in months	33
     The expected term of the PRUs reflects the performance period for the PRUs granted on March 25, 2010. Expected volatility is calculated using the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of PRUs is based on the U.S Treasury yield curve in effect at the time of grant. As of June 28, 2010, $436 of total unrecognized compensation cost related to PRUs is expected to be recognized over a weighted-average period of 2.5 years.
     Restricted Stock Units
     The Company granted 39 restricted stock units for the quarter ended June 29, 2009, and 377 and 684 restricted stock units for the two quarters ended June 28, 2010 and June 29, 2009, respectively. There were no restricted stock units granted for the quarter ended June 28, 2010. The units granted were estimated to have a weighted-average fair value per unit of $7.85 for the quarter ended June 29, 2009, and $9.14 and $4.54 for the two quarters ended June 28, 2010 and June 29, 2009, respectively. The fair value for restricted stock units granted is based on the closing share price on the date of grant. As of June 28, 2010, $5,708 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 1.0 years.

Stock Options
     The Company granted 28 and 55 stock option awards during the quarter and two quarters ended June 29, 2009 with an estimated weighted average fair value per share option of $4.34 and $3.73, respectively. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. The Company did not grant any stock option awards for the quarter or two quarters ended June 28, 2010. For the quarter and two quarters ended June 29, 2009 the following assumptions were used in determining the fair value:

	For the	For the Two
	Quarter Ended	Quarters Ended
	June 29,	June 29,
	2009	2009
Risk-free interest rate	2.3%	2.1%
Dividend yield	—	—
Expected volatility	61%	60%
Expected term in months	66	66
     As of June 28, 2010, $643 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.7 years.
Foreign Employee Share Award Scheme
     The PCB Subsidiaries, prior to their acquisition by the Company, maintained employee share award grants whereby a related party and controlling shareholder of the PCB Subsidiaries transferred Meadville Holdings shares to certain employees involved in the PCB Subsidiaries business to incentivize and reward such employees if stated service periods were completed by the employee. At the acquisition date of the PCB Subsidiaries, the unvested Meadville Holdings shares transferred by this entity were exchanged for the right to earn fractional shares of TTM common stock plus cash equal to the cash dividend to be received by Meadville Holdings shareholders as a dividend after the close of the acquisition. These remaining grants, with the condition of employment and cliff vesting, will vest in 5 tranches, with two tranches vesting in 2011 and the remaining three tranches vesting annually thereafter, through 2014. As per ASC Topic 805, Business Combinations, the fair value of the common stock plus cash consideration to be received by the employee participating in the employee share award grants, after adjustment for estimated forfeiture that is attributed to pre combination service, is recognized as purchase consideration. The fair value, after adjustment for estimated forfeiture, attributed to post combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At June 28, 2010, there were approximately 179 shares, net of estimated forfeitures, in the employee share award grants. As of June 28, 2010, $1,249 of total unrecognized compensation cost related to these employee share award grants is expected to be recognized over a weighted-average period of 1.6 years.
(17) Segment Information
     The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources.
     Prior to the Company’s acquisition of the PCB Subsidiaries, the Company had two reporting segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its reporting segments and concluded that it will analyze its worldwide operations based on two geographic reportable segments: 1) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB manufacturing plants, and the Company’s Shanghai, China backplane assembly plant and its related Ireland sales support infrastructure, and 2) Asia Pacific, which consists of the newly acquired PCB Subsidiaries. Each reportable segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution in their respective geographic regions.

     The Company evaluates segment performance based on operating segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter-segment transactions have been eliminated.

	Quarter Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2010	2009	2010	2009
	(In thousands)
Net Sales:
North America	$138,925	$144,480	$277,144	$293,477
Asia Pacific	173,073	—	173,073	—

Total sales	311,998	144,480	450,217	293,477
Inter-segment sales	(1,750)	—	(1,750)	—

Total net sales	$310,248	$144,480	$448,467	$293,477

Operating Segment Income:
North America	$6,206	$13,037	$16,865	$18,929
Asia Pacific	15,771	—	15,771	—

Total operating segment income	21,977	13,037	32,636	18,929
Amortization of intangibles	(4,621)	(860)	(5,412)	(1,720)

Total operating income	17,356	12,177	27,224	17,209
Total other expense	(6,230)	(2,554)	(9,019)	(5,278)

Income before income taxes	$11,126	$9,623	$18,205	$11,931

	June 28	December 31,
	2010	2009
	(In thousands)
Segment Assets:
North America	$379,331	$543,058
Asia Pacific	1,287,114	—

Total assets	$1,666,445	$543,058

     The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end-customers.
     For the quarters and two quarters ended June 28, 2010 and June 29, 2009, no one customer accounted for 10% of net sales. Sales to the Company’s 10 largest OEM customers for the quarters ended June 28, 2010 and June 29, 2009 were 42% and 56%, respectively. Sales to the Company’s 10 largest OEM customers for the two quarters ended June 28, 2010 and June 29, 2009 were 42% and 56%, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
(18) Related Party Transactions
Long-term Equity Investment
     The Company, through its acquisition of the PCB Subsidiaries, acquired a 10% equity interest in a private company, Aspocomp Oulu Oy (Oulu), which is located in Finland. The majority owner of this private company is Aspocomp Group Oyj (Aspocomp), a Helsinki Stock Exchange traded Finnish company, which is therefore a related party. Aspocomp is also the 20% minority shareholder in Meadville Aspocomp (BVI) Holdings Limited, a majority-owned subsidiary of the Company. The Company consolidates the financial results of this majority-owned Company.

     The Company accounts for this 10% investment in Oulu using the cost method of accounting. Under the cost method of accounting, the investment is measured at cost subsequent to initial measurement, which for the Company was April 8, 2010, the acquisition date of the PCB Subsidiaries. The fair value assigned to this investment was $2,712, which was based on a market approach to estimate the enterprise value calculation and recorded as a component of non-current assets.
     The equity investment is tested for impairment if there are impairment triggers. There was no impairment of the equity investment for the quarter and two quarters ended June 28, 2010.
Supply and Lease Arrangements
     In December 2009, one of the Company’s foreign subsidiaries (on behalf of itself and other foreign subsidiaries) entered into long-term supply arrangements to purchase laminate and prepreg from a related party (and its subsidiary) in which a significant shareholder of the Company holds an approximate 18% share. These arrangements commenced on January 1, 2010, and expire on December 31, 2012. The Company’s foreign subsidiaries also purchase laminate and prepreg from Meadville. For the quarter and two quarters ended June 28, 2010, the Company purchased $26,861 of laminate and prepregs from these related parties. These supply arrangements contain terms and prices for laminate and prepregs comparable to those charged by and contracted with other third party suppliers.
     Additionally, a foreign subsidiary of the Company also leases warehouse space from a related party controlled by a significant shareholder of the Company. Likewise, a related party leases employee housing space from a foreign subsidiary. For the quarter and two quarters ended June 28, 2010, the net income for these activities was $80.
     At June 28, 2010, the Company had $44,896 in accounts payable due to, and $36 in accounts receivable due from, the related party, in the consolidated condensed balance sheet, for the supply and lease arrangements.

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
     On the evening of April 8, 2010 (April 9, 2010 at approximately 9:00 a.m. Hong Kong time), the Company acquired from Meadville and MTG all of the issued and outstanding capital stock of its PCB Subsidiaries. The PCB Subsidiaries, through their respective subsidiaries, engage in the business of manufacturing and distributing printed circuit boards, including circuit design, quick-turn-around services, and drilling and routing services. The PCB Subsidiaries are wholly owned subsidiaries of the Company and represent the Company’s Asia Pacific operating segment.
     We believe that the combination of our legacy business and the PCB Subsidiaries will allow us to better address a number of industry trends and other operational challenges impacting us:
     •     Ability to meet customer demand for one-stop manufacturing solution. As a result of the business combination, we are now a leading global PCB company with high-technology capabilities and highly diversified revenue mix by geographic region and end market. In addition, we can now offer our customers a one-stop global solution from quick-turn through volume production and a focused facility specialization strategy.
     •     Ability to continue expanding market presence and capitalizing on new opportunities. We can now capture additional business globally from both existing and new customers, particularly in North America and Europe.
     •     Ability to respond to increasing global competition. We now can capitalize on potential economies of scale, cost savings and access to a highly trained PCB Subsidiary workforce resulting from a global sales force and flexible manufacturing platform; complementary footprints, customers and end markets; and talented management teams with leading expertise in the Asian market.
     We believe that these factors position us to compete effectively in our industry by allowing us to respond to technologically complex and time-sensitive customer demands and increasing competition from Asian manufacturers.
     While our customers include both OEM and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. We measure customers as those companies that have placed orders of $2 or more in the preceding 12-month period. As of June 28, 2010, we had approximately 1,185 customers and approximately 755 as of June 29, 2009. Sales to our 10 largest OEM customers accounted for 42% of our net sales in the second quarter ended June 28, 2010 and 56% of our net sales in the second quarter ended June 29, 2009. Sales to our 10 largest OEM customers accounted for 42% of our net sales in the two quarters ended June 28, 2010 and 56% of our net sales in the second quarter ended June 29, 2009.
     The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
End Markets(1)	2010	2009	2010	2009
Aerospace/Defense	19%	45%	26%	46%
Networking/Communications	32	36	33	34
Computing/Storage/Peripherals	25	11	21	11
Medical/Industrial/Instrumentation/Other	9	7	9	8
Cellular Phone	10	—	7	—
Other	5	1	4	1

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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
     Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products as well as stock-based compensation expense. Many factors affect our gross margin, including capacity utilization, product mix, production volume, and yield. We generally do not participate in any significant long-term contracts with suppliers, with the exception of the supply arrangement to purchase laminate and prepreg from a related party controlled by a significant shareholder, and we believe there are a number of potential suppliers for the raw materials we use.
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
     Our critical accounting policies include asset valuation related to bad debts and inventory; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; derivative instruments and hedging activities; realizability of deferred tax assets; establishing the fair value of individual assets acquired and individual liabilities assumed when we acquire other businesses; and determining self-insured reserves, asset retirement obligations and environmental liabilities.
Allowance for Doubtful Accounts
     We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and expected collectibility of accounts. Our actual bad debts may differ from our estimates.

Inventories
     In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value thereby establishing a new cost basis. Our inventory requirements may change based on our projected customer demand, market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements with those customers. Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition would be adversely affected.
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
Long-lived Assets
     We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. We have two reporting units, North America and Asia Pacific, which are also our operating segments.
     During the fourth quarter of each year, and when events and circumstances warrant an evaluation, we perform our annual impairment assessment of goodwill, which requires the use of a fair-value based analysis. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary and consider factors such as a weakened economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
     We also assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.
     If forecasts and assumptions used to support the realizability of our goodwill and other long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.
Derivative Instruments and Hedging Activities
     As a matter of policy, we use derivatives for risk management purposes, and we do not use derivatives for speculative purposes. Derivatives are typically entered into as hedges of changes in interest rates, currency exchange rates, and other risks.
     When we determine to designate a derivative instrument as a cash flow hedge, we formally document the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in hedging transactions is highly effective in offsetting changes in cash flows of hedged items.
     Derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. Fair value of the derivative instruments is determined using pricing models developed based on the underlying swap interest rate, foreign currency exchange rates, and other observable market data as appropriate. The values are also adjusted to reflect nonperformance risk of both the counterparty and the Company. For derivatives that are designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flow being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period.
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
Business Combinations
      We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed and noncontrolling interest, based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired, liabilities assumed, and noncontrolling interest. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer relationships, trade name, and order backlog. The fair values assigned to the identified intangible assets are discussed in Note 2 to the consolidated condensed financial statements.
      Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer relationships, estimating cash flows from existing backlog, market position of the trade name, as well as assumptions about cash flow savings from the trade name, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
      Estimates associated with the accounting for acquisitions may change during the measurement period as additional information becomes available regarding the assets acquired, liabilities assumed, and noncontrolling interest as discussed in Note 2 to the consolidated condensed financial statements.

Self Insurance
     We are self-insured for group health insurance and worker’s compensation benefits provided to our U.S. employees, and we purchase insurance to protect against annual claims at the individual and aggregate level. The insurance carrier adjudicates and processes employee claims and is paid a fee for these services. We reimburse our insurance carriers for paid claims subject to variable monthly limitations. We estimate our exposure for claims incurred but not reported at the end of each reporting period and use our judgment using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and brokers on an annual basis to estimate our liability for these claims. This liability is subject to an individual insured stop-loss coverage that ranges from $175,000 to $250,000 per individual. Our actual claims experience may differ from our estimates.
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
Results of Operations
Quarter and Two Quarters Ended June 28, 2010 Compared to the Quarter and Two Quarters Ended June 29, 2009
     The second quarter and the two quarters ended June 29, 2009 do not include the results of operations from our acquired PCB Subsidiaries, as the acquisition occurred on April 8, 2010. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.
     There were 91 days in each of the second quarters ended June 28, 2010 and June 29, 2009 and 179 and 180 days in the two quarters ended June 28, 2010, and June 29, 2009, respectively. Included in the consolidated statement of operations for both the quarter and two quarters ended June 28, 2010 are 81 days of Asia Pacific’s results of operations for the period from April 9, 2010, through June 28, 2010.

     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarters Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.6	81.3	81.3	82.5

Gross profit	18.4	18.7	18.7	17.5

Operating expenses:
Selling and marketing	2.9	4.4	3.5	4.6
General and administrative	8.2	5.3	7.7	5.5
Amortization of definite-lived intangibles	1.5	0.6	1.2	0.6
Restructuring charges	0.1	—	0.1	0.8
Impairment of long-lived assets	0.1	—	0.1	0.1

Total operating expenses	12.8	10.3	12.6	11.6

Operating income	5.6	8.4	6.1	5.9
Other income (expense):
Interest expense	(2.0)	(1.9)	(2.0)	(1.9)
Interest income	—	—	—	0.1
Other, net	—	0.1	—	—

Total other expense, net	(2.0)	(1.8)	(2.0)	(1.8)

Income before income taxes	3.6	6.6	4.1	4.1
Income tax provision	(1.4)	(2.5)	(1.6)	(1.6)

Net income	2.2	4.1	2.5	2.5
Net income attributable to the noncontrolling interest	(0.6)	—	(0.4)	—

Net income attributable to TTM Technologies, Inc, stockholders	1.6%	4.1%	2.1%	2.5%

     Prior to the our acquisition of the PCB Subsidiaries, we had two reporting segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its reporting segments and concluded that it will analyze its worldwide operations based on two geographic reporting segments: 1) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB manufacturing plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the U.S. operations, and its related Ireland sales support infrastructure; and 2) Asia Pacific, which consists of the newly acquired PCB Subsidiaries. Each reportable segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution in their respective geographic regions.
     The following table compares net sales by reportable segment for the quarters and two quarters ended June 28, 2010 and June 29, 2009:

	Quarter Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2010	2009	2010	2009
		(In thousands)
Net Sales:
North America	$138,925	$144,480	$277,144	$293,477
Asia Pacific	173,073	—	173,073	—

Total sales	311,998	144,480	450,217	293,477
Inter-segment sales	(1,750)	—	(1,750)	—

Total net sales	$310,248	$144,480	$448,467	$293,477

Net Sales
     Net sales increased $165.7 million, or 115%, from $144.5 million in the second quarter of 2009 to $310.2 million in the second quarter of 2010 and $155.0 million, or 53%, from $293.5 million for the two quarters ended 2009 to $448.5 million for the two quarters ended 2010 primarily due to our acquisition of the PCB Subsidiaries, which comprise our Asia Pacific reporting segment.
     Revenue for the North America segment decreased $5.6 million, or 4%, from $144.5 million in the second quarter 2009 to $138.9 million in the second quarter of 2010 primarily due to the shutdown of our Los Angeles, California facility in November 2009 and wind down of our Hayward, California facility, partially offset by increased sales at our remaining facilities due to the improving economy and the transfer of work from our closed facilities. The revenue decline also reflects a decrease of approximately 8% in our average PCB selling price from the second quarter of 2009 due largely to a shift in product mix. Partially offsetting this decline in prices was an increase in PCB volume of 14% during the same period due to the improving economy.
     Revenue for the North America segment decreased $16.4 million, or 6%, from $293.5 million in the first two quarters of 2009 to $277.1 million in the first two quarters of 2010 primarily due to the factors discussed above as well as the shutdown of our Redmond, Washington facility in March 2009 and the acceleration of order deliveries from the first quarter of 2010 into the fourth quarter of 2009 to meet customer requests. The revenue decline also reflects a decrease of approximately 6% in our average PCB selling price from the first two quarters of 2009 due largely to a shift in product mix. Partially offsetting this decline in prices was an increase in PCB volume of 4% during the same period due to the improving economy.
Cost of Goods Sold
     Cost of goods sold increased $135.8 million, or 116%, from $117.4 million in the second quarter 2009 to $253.2 million in the second quarter of 2010 and $122.3 million, or 51%, from $242.1 million for the first two quarters of 2009 to $364.4 million for the first two quarters of 2010 primarily due to our acquisition of the PCB Subsidiaries, which comprise our Asia Pacific reporting segment.
     Cost of goods sold for the North America segment decreased $6.2 million, or 5%, from $117.4 million for the second quarter of 2009 to $111.2 million for the second quarter of 2010 due primarily to the facility closures discussed above, as well as lower direct material costs due to lower volumes of backplane assemblies, which inherently have a higher material content. As a percentage of net sales, cost of goods sold decreased from 81.3% for the second quarter of 2009 to 80.0% for the second quarter of 2010, primarily due to increased absorption of fixed costs across a smaller plant footprint following the closure of our Redmond, Washington and Los Angeles, California facilities.
     Cost of goods sold for the North America segment decreased $19.6 million, or 8%, from $242.1 million for the first two quarters of 2009 to $222.5 million for the first two quarters of 2010 due primarily to lower labor and direct material expenses due to the facility closures discussed above, partially offset by higher costs at our remaining facilities due to increased PCB production. Additionally, lower demand for backplane assemblies contributed to the decrease in our cost of goods sold. As a percentage of net sales, cost of goods sold decreased from 82.5% for the first two quarters of 2009 to 80.3% for the first two quarters of 2010, primarily due to increased absorption of fixed costs across a smaller plant footprint following the closure of our Redmond, Washington and Los Angeles, California facilities, partially reduced by the costs associated with the wind down of our Hayward, California facility.
     Cost of goods sold for the Asia Pacific segment for the quarter and two quarters ended 2010 were higher than expected due to the fair value mark up of the acquired PCB subsidiary inventory of approximately $6.7 million. We do not expect any further purchase price adjustments related to inventory in the future.
Gross Profit
     As a result of the foregoing, gross profit increased $30.0 million, or 111%, from $27.1 million for the second quarter of 2009 to $57.1 million for the second quarter of 2010 and $32.8 million, or 64%, from $51.3 million for the first two quarters of 2009 to $84.1 million for the first two quarters of 2010. The increase in our gross profit was due primarily to our acquisition of the PCB Subsidiaries. Gross margin decreased from 18.7% in the second quarter of 2009 to 18.4% in the second quarter of 2010 due to $6.7 million of increased costs in the Asia Pacific segment due to the fair value mark up of acquired PCB Subsidary inventory partially offset by higher fixed cost absorption on higher volumes in our North America segment and cost savings from our closed facilities. Gross margin increased from 17.5% for the first two quarters of 2009 to 18.7% for the first two quarters of 2010 due to higher fixed cost absorption on higher volumes in our North America segment and cost savings from our closed facilities partially offset by $6.7 million of increased costs in the Asia Pacific segment due to the fair value mark up of acquired PCB Subsidary inventory.
     Gross profit increased $0.6 million, or 2%, from $27.1 million for the second quarter of 2009 to $27.7 million for the second quarter of 2010 for the North America segment due to lower cost of goods sold as described above. Gross margin increased from 18.7% in the second quarter of 2009 to 20.0% in the second quarter of 2010 due to higher fixed cost absorption on higher volumes and cost savings from our closed facilities.
     Gross profit increased $3.4 million, or 7%, from $51.3 million for the first two quarters of 2009 to $54.7 million for the first two quarters of 2010 for the North America segment due to lower cost of goods sold as described above. Gross margin increased from 17.5% for the first two quarters of 2009 to 19.7% for the first two quarters of 2010 due to higher fixed cost absorption on higher volumes and cost savings from our closed facilities.

Selling and Marketing Expenses
     Selling and marketing expenses increased $2.8 million, or 44%, from $6.3 million for the second quarter of 2009 to $9.1 million for the second quarter of 2010 due to our acquisition of the PCB Subsidiaries. As a percentage of net sales, selling and marketing expenses were 4.4% in the second quarter of 2009 as compared to 2.9% in the second quarter of 2010. The decline in selling and marketing expense as a percentage of net sales is due to our acquisition of the PCB Subsidiaries, which have lower selling labor and commission expense than our North America reporting segment.
     Selling and marketing expenses increased $2.3 million, or 17%, from $13.5 million for the first two quarters of 2009 to $15.8 million for the first two quarters of 2010 due to our acquisition of the PCB Subsidiaries. As a percentage of net sales, selling and marketing expenses were 4.6% in the first two quarters of 2009 as compared to 3.5% in the first two quarters of 2010. The decline in selling and marketing expense as a percentage of net sales is due to our acquisition of the PCB Subsidiaries, which have lower selling labor and commission expense than our North America reporting segment.
General and Administrative Expenses
     General and administrative expenses increased $17.6 million from $7.7 million, or 5.3% of net sales, for the second quarter of 2009 to $25.3 million, or 8.2% of net sales, for the second quarter of 2010. The increase in expense primarily relates to our acquisition of the PCB Subsidiaries as well as $7.0 million in transaction-related costs recorded in the second quarter of 2010.
     General and administrative expenses increased $18.3 million from $16.1 million, or 5.5% of net sales, for the first two quarters of 2009 to $34.4 million, or 7.7% of net sales, for the first two quarters of 2010. The increase in expense primarily relates to our acquisition of the PCB Subsidiaries as well as $8.8 million in transaction-related costs recorded in the first two quarters of 2010.
Amortization of Definite-Lived Intangibles
     Intangible amortization expense increased $3.7 million from $0.9 million, or 0.6% of net sales, for the second quarter of 2009 to $4.6 million, or 1.5% of net sales, for the second quarter of 2010. This expense increased $3.7 million from $1.7 million, or 0.6% of net sales, for the first two quarters of 2009 to $5.4 million, or 1.2% of net sales, for the first two quarters of 2010. The increase in both periods was due to our acquisition of the PCB Subsidiaries. Acquired identifiable intangible assets include customer relationships, trade name and order backlog.
Restructuring Charges
     Restructuring charges recorded for the second quarter of 2010 are primarily related to the building operating lease associated with the closure of the Hayward, California manufacturing facility, which was announced in September 2009. For the second quarter of 2009, the restructuring charges recorded related primarily to the closure of the Redmond, Washington facility.
     Restructuring charges recorded for the first two quarters of 2010 are related to the lay off of employees and the building operating lease associated with the closure of our Hayward, California facility, which was announced in September 2009. For the first two quarters of 2009, the restructuring charges recorded related to the closure of the Redmond, Washington facility and other Company-wide employee reduction actions which were completed in March 2009.
Impairment of Long-lived Assets
     Impairment of long-lived assets of $0.3 million for the second quarter of 2010 and of $0.8 million for the first two quarters of 2010 relates to the further reduction in the value of the Dallas, Oregon facility, which is classified as an asset held for sale, to record the estimated fair value less cost to sell given current market conditions. We sold this facility in July 2010. Impairment of long-lived assets of $0.3 million for the first two quarters of 2009 was related to the closure of the Redmond, Washington facility.
Other Expense
     Other expense increased $3.6 million from $2.6 million for the second quarter of 2009 to $6.2 million for the second quarter of 2010. This expense increased $3.7 million from $5.3 million for the first two quarters of 2009 to $9.0 million for the first two quarters of 2010. The increase in other expense primarily relates to interest expense related to the debt assumed at the date of acquisition of the PCB Subsidiaries, and was subsequently refinanced, as well as increased amortization of costs related to the issuance of this debt.
Income Tax Provision
     The provision for income taxes increased $0.7 million from $3.7 million for the second quarter of 2009 to $4.4 million for the second quarter of 2010 primarily due to higher pre-tax income. Our effective tax rate was 39.4% in the second quarter of 2010 and 38.2% in the second quarter of 2009. The provision for income taxes increased $2.4 million from $4.6 million for the first two quarters of 2009 to $7.0 million for the first two quarters of 2010 primarily due to higher pre-tax income. Our effective tax rate was 38.3% in the first two quarters of 2010 and 38.2% in the first two quarters of 2009. Our effective tax rate in 2010 remained relatively stable despite the acquisition of the PCB Subsidiaries, which have a lower effective tax rate than our North America operations, offset by the impact of the non-deductibility of certain transaction costs. Additionally, certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items.
Net Income Attributable to the Noncontrolling Interest
     Net income attributable to noncontrolling interests was $1.8 million for the second quarter of 2010 and for the first two quarters of 2010. This income relates to two majority-owned companies in China included in the PCB Subsidiaries acquisition.
Liquidity and Capital Resources
General
     Our principal sources of liquidity have been cash provided by operations, the issuance of Convertible Notes and more recently the issuance of term and revolving debt. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures, fund working capital requirements and finance acquisitions. We anticipate that servicing debt, funding working capital requirements and financing capital expenditures will continue to be the principal demands on our cash in the future.
     As of June 28, 2010, we had net working capital, including restricted cash, of approximately $273.0 million, compared to $323.1 million as of December 31, 2009.
     Our annual 2010 capital expenditure plan is expected to total approximately $80 million (of which approximately $65 million relates to our Asia Pacific segment) and will fund capital equipment purchases to meet evolving customer needs, expand our technological capabilities throughout our facilities and replace aging equipment.
     The following table provides information on contractual obligations as of June 28, 2010:

		Less Than			After
Contractual Obligations(1)(2)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
			(In thousands)
Long-term debt obligations	$437,984	$89,804	$208,180	$140,000	$—
Convertible debt obligations	175,000	—	—	175,000	—
Interest on debt obligations	49,666	14,659	22,616	12,391	—
Interest rate swap liabilities	6,871	1,672	5,199	—	—
Foreign currency forward contract liabilities	951	27	924	—	—
Long-term obligations to purchase machinery and equipment	26,572	—	26,572	—	—
Purchase obligations	4,380	4,380	—	—	—
Operating lease commitments	4,353	1,733	1,196	411	1,013

Total contractual obligations	$705,777	$112,275	$264,687	$327,802	$1,013

(1)	Unrecognized uncertain tax benefits of $0.1 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Environmental liabilities of $0.7 million, not included in the table above, are accrued and recorded as liabilities in the consolidated balance sheet.
     We are involved in various stages of investigation and cleanup related to environmental remediation at various production sites. We currently estimate that we will incur total remediation costs of $0.7 million over the next 12 to 84 months related to three Connecticut production sites.
     For our Connecticut production sites, we are involved in various stages of investigation and cleanup related to environmental remediation matters for two of the sites and we are investigating a third site. We currently estimate that we will incur remediation costs of $0.8 million to $1.3 million. In addition, we have obligations to the Connecticut DEP to make certain environmental asset improvements to the waste water treatment systems in two Connecticut plants. The third Connecticut site was investigated under Connecticut’s Land Transfer Act and no contamination above applicable standards was found. These costs are estimated to be $0.3 million and have been considered in our capital expenditure plan for 2010.

     Based on our current level of operations, we believe that cash generated from operations, available cash and the proceeds from the issuance of Convertible Notes, Term and Revolving Loans, will be adequate to meet our currently anticipated debt service, capital expenditures, and working capital needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are to meet debt service requirements as well as for other contractual obligations as indicated in our contractual obligations table above and for capital purchases under our annual capital expenditure plan.
Cash Flows
     Net cash provided by operating activities was $19.7 million for the two quarters ended 2010, compared to $42.9 million for the two quarters ended 2009. Our 2010 operating cash flow of $19.7 million primarily reflects net income of $11.2 million, noncash items of $0.8 million of impairment of long-lived assets, $25.8 million of depreciation and amortization, $3.0 million of stock-based compensation, and a net decrease in deferred income tax assets of $3.5 million, offset by an increase in working capital of $24.6 million primarily reflecting an increase in accounts receivable.
     Net cash provided by investing activities was $78.0 million for the two quarters ended 2010, compared to cash used of $3.5 million for the two quarters ended 2009. Net cash provided by investing activities in 2010 was comprised of the use of restricted cash for an acquisition of $120.0 million, proceeds from the sale of property, plant and equipment and assets held for sale of $3.5 million and $1.4 million from the redemption of short-term investments, mostly offset by $28.5 million for the PCB Subsidiaries’ acquisition and purchases of property, plant and equipment of $18.3 million.
     Net cash provided by financing activities was $20.6 million for the two quarters ended 2010 and was comprised primarily of $20.0 million of net proceeds from borrowings on the revolving loan.
Credit Agreement
     On April 9, 2010, in conjunction with the acquisition of the PCB Subsidiaries, the Company became a party to a credit agreement (Credit Agreement) , which execution was contingent upon the PCB Subsidiaries acquisition and entered into on November 16, 2009 by the PCB Subsidiaries, which are now wholly owned foreign subsidiaries of the Company, in anticipation of the acquisition.
     The Credit Agreement consists of a $350,000 senior secured Term Loan, a $87,500 senior secured Revolving Loan, a $65,000 Factoring Facility, and a $80,000 Letters of Credit Facility, all of which mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of the PCB Subsidiaries and the Company has fully and unconditionally guaranteed the Credit Agreement for full and prompt payment when due of all present and future payment obligations.
     Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings under the Term Loan will bear interest at a rate of LIBOR plus 2.0%, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. There is no provision, other than an event of default, for these interest margins to increase. At June 28, 2010, the weighted average interest rate on the outstanding borrowings was 2.44%.
     We are required to make scheduled payments of the outstanding Term Loan balance, beginning 2011 under the Credit Agreement. All and any other outstanding balances under the Credit Agreement are due at the maturity date of November 16, 2013. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, in addition to maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. On August 4, 2010, we executed and delivered a waiver and amendment letter with Hong Kong and Shanghai Banking Corporation Limited, as Facility Agent for and on behalf of the other lenders named in the Credit Agreement, as amended March 30, 2010, which amended certain financial covenants applicable to us. Pursuant to the waiver and amendment letter, the lenders under the Credit Agreement agreed to amend the financial covenants related to consolidated tangible net worth, gearing ratio (the ratio of consolidated net borrowings to consolidated tangible net worth), and leverage. We are in compliance with the amended covenants
     We are also required to pay a commitment fee of 0.20% per annum on any unused portion of loan or facility under the Credit Agreement. As of June 28, 2010, all of the Term Loan was outstanding, $58,000 of the Revolving Loan was outstanding, none of the Factoring Facility was outstanding, and $48,276 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $29,500 and $65,000, respectively, at June 28, 2010. Subsequent to June 28, 2010, we paid $58,000 of the outstanding Revolving Loan.

Bank Loans
     Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for our mainland China facilities acquired in conjunction with the acquisition of the PCB Subsidiaries. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either the LIBOR or People's Bank of China rates with a small margin adjustment. These bank loans expire at various dates through May 2012.
Convertible Notes
     In May 2008, we issued our Convertible Notes in a public offering with an aggregate principal amount of $175.0 million. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and will rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness and are accounted for by separately accounting for the liability and equity components of the convertible debt. At March 29, 2010 the remaining amortization period for the unamortized Convertible Note discount in the amount of $32.5 million and debt issuance costs of $3.3 million was 4.88 years. The amortization of the Convertible Notes debt discount and unamortized debt issuance costs are based on an effective interest rate of 8.37%.
     At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of June 28, 2010, none of the conversion criteria had been met.
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
Letters of Credit
     The Company maintains several letters of credit: a $1,494 standby letter of credit expiring December 31, 2010 associated with its insured workers compensation program, a $1,000 standby letter of credit expiring February 28, 2011 related to the lease of one of its production facilities, and various other letters of credits aggregating to approximately $992 maintained by the Company’s foreign subsidiaries related to purchases of machinery and equipment with various expiration dates through July 2011.

Off Balance Sheet Arrangements
     We do not currently have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.
Seasonality
     As a result of the product and customer mix of our Asia Pacific operating segment, a portion of our revenue will be subject to seasonal fluctuations going forward. This is primarily due to seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets that we serve. We expect this seasonality to result in higher net sales in the third quarter due to end customer demand for fourth quarter sales of consumer electronics products.
Recently Issued Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which will require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU is effective prospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not and is not expected to have a material impact on our consolidated condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     In the normal course of business operations we are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into derivative financial instruments for trading or speculative purposes.
     We have not experienced any losses to date on any derivative financial instruments due to counterparty credit risk.
     To ensure the adequacy and effectiveness of our interest rate and foreign exchange hedge positions, we continually monitor our interest rate swap positions and foreign exchange forward positions both on a stand-alone basis and in conjunction with their underlying interest rate and foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

Interest rate risk
     Our interest expense is more sensitive to fluctuations in the general level of LIBOR and the People’s Bank of China interest rates than to changes in rates in other markets. Our business is exposed to interest rate risk resulting from fluctuations in interest rates. Increases in interest rates would increase interest expenses relating to the outstanding variable rate borrowings of certain foreign subsidiaries and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of the debt obligations.
     On April 9, 2010, we entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350,000 Term Loan for this period. The notional amount of the interest rate swap decreases to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at June 28, 2010 was $146,500. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period.
     To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the quarter ended June 28, 2010. At inception, the fair value of the interest rate swap was zero. As of June 28, 2010, the fair value of the swap was recorded as a liability of $2,283 in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in our consolidated condensed balance sheet. There was no impact to interest expense for the quarter ending June 28, 2010 as the interest rate swap does not hedge interest rate cash flows until the period beginning April 18, 2011. We have designated this interest rate swap as a cash flow hedge.
     We also, through our acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40,000, for the period beginning October 8, 2008 and ending on July 30, 2012. The interest rate swap applies a fixed interest rate against the interest payments of a portion of the $350,000 Term Loan for this period. The notional amount of the interest rate swap amortizes to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at June 28, 2010 was $40,000. Under the terms of the interest rate swap, we will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, we did not designate this interest rate swap as a cash flow hedge.
Foreign currency risks
     We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of the reporting process. Our Chinese operations utilize the Chinese Renminbi or RMB, and the Hong Kong Dollar or HKD, as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income. The Company does not generally engage in hedging to manage foreign currency risk related to its revenue and expenses denominated in RMB and HKD.
     We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risk in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary in 2013, and certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts at June 28, 2010 was approximately $54,290. We did not have any foreign exchange contracts as of December 31, 2009. The Company has designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation. In this instance, the hedged item is a recognized liability subject to foreign currency transaction gains and losses and therefore, changes in the hedged item due to foreign currency exchange rates are already recorded in earnings. Therefore, hedge accounting has not been applied.

     The table below presents information about certain of the foreign currency forward contracts at June 28, 2010:

	As of June 28, 2010
		Average Contract
	Notional	Rate or Strike
	Amount	Amount
	(In thousands in USD)
Receive foreign currency / pay USD
Hong Kong Dollar	$24,000	0.13
Japanese Yen	5,603	0.01
Euro	24,687	1.30

	$54,290

Estimated Fair Value	$(800)

Debt Instruments
     The table below presents information about certain of the debt instruments (bank borrowing) of the Company as of June 28, 2010.

				June 28, 2010					Weighted
								Fair Market	Average
	2010	2011	2012	2013	2014	Thereafter	Total	Value	Interest Rate
				(In thousands)
Variable Rate:
US$	$79,500	$99,500	$105,000	$140,000	$—	$—	$424,000	$415,217	2.35%
RMB	10,304	3,680	—	—	—	—	13,984	13,984	5.06%

Total Variable Rate	89,804	103,180	105,000	140,000	—	—	437,984	429,201

Fixed Rate:
US$	—	—	—	—	—	175,000	175,000	161,959	3.25%

Total Fixed Rate	—	—	—	—	—	175,000	175,000	161,959

Total	$89,804	$103,180	$105,000	$140,000	$—	$175,000	$612,984	$591,160

Interest Rate Swap Contracts
     The table below presents information regarding our interest rate swaps as of June 28, 2010.

	2010	2011	2012	Fair Market Value
Average interest payout rate	2.81%	2.60%	2.54%
Interest payout rate	(1,885)	(3,969)	(2,032)
Average interest received rate	0.35%	0.35%	0.35%
Interest received amount	213	522	280
Fair value loss at June 28, 2010				(3,929)

Item 4.	Controls and Procedures
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
     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2010, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to Company management, including our CEO and CFO, as appropriate to allow timely discussion regarding disclosure.
Changes in Internal Control over Financial Reporting.
     As a result of the acquisition of the PBC Subsidiaries on April 8, 2010, the Company has implemented internal controls over financial reporting to include consolidation of the PCB Subsidiaries, as well as acquisition-related accounting and disclosures. The acquisition of the PCB Subsidiaries represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2009. The PCB Subsidiaries utilize separate information and accounting systems and processes.
     The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the PCB Subsidiary acquisitions and evaluating when it will complete an evaluation and review of the PCB Subsidiaries internal control over financial reporting.
     There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Prior to our acquisition of the PCB Subsidiaries of Meadville Holdings Ltd., two of the PCB Subsidiaries were involved in various legal and arbitration proceedings instituted in the People’s Republic of China by a former customer. The proceedings related to quality claims about certain products supplied by the PCB Subsidiaries. In May 2010, the parties entered into a settlement agreement whereby the PCB Subsidiaries agreed to pay approximately $2.5 million as the final settlement and the former customer withdrew all the legal and arbitration proceedings against the PCB Subsidiaries after receipt of the settlement funds.
     Prior to our acquisition of PCG in October 2006, PCG made legal commitments to the U.S. EPA and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA were completed as of July 1, 2009. The Connecticut DEP obligation involves the installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of June 28, 2010, one recycling system was completed and placed into operation, and approximately $0.3 million remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement which is expected to be completed by December 2010. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions.

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

TTM Technologies, Inc.
/s/ Kenton K. Alder
Kenton K. Alder
Dated: August 9, 2010	President and Chief Executive Officer

/s/ Steven W. Richards
Steven W. Richards
Dated: August 9, 2010	Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Exhibits
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.