Form 10-Q
period 2010-09-27
TTM TECHNOLOGIES INC
filed 2010-11-08
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, of registrant outstanding at November 3, 2010: 80,070,669

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
As of September 27, 2010 and December 31, 2009

	September 27,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$164,230	$94,347
Short-term investments	—	1,351
Restricted cash	—	120,000
Accounts and notes receivable, net of allowances of $6,440 in 2010 and $3,651 in 2009	299,786	89,519
Inventories	133,399	60,153
Prepaid expenses and other current assets	23,156	2,669
Assets held for sale	4,249	7,875
Deferred income taxes	6,645	6,645
Foreign deferred income taxes	2,075	—

Total current assets	633,540	382,559
Property, plant and equipment, net of accumulated depreciation of $119,795 in 2010 and $108,118 in 2009	701,549	88,577
Debt issuance costs, net	5,485	3,542
Deferred income taxes	28,983	37,430
Goodwill	200,208	14,130
Definite-lived intangibles, net	93,613	15,111
Deposits and other non-current assets	32,575	1,709

	$1,695,953	$543,058

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$66,944	$—
Accounts payable	151,602	37,867
Accounts payable due to related parties	51,610	—
Accrued salaries, wages and benefits	44,337	19,253
Equipment payable	61,249	—
Other accrued expenses	29,651	2,327

Total current liabilities	405,393	59,447

Convertible senior notes, net of discount	143,890	139,882
Long-term debt, net of discount	312,859	—
Foreign deferred income taxes	12,129	—
Related party financing obligation	20,230	—
Other long-term liabilities	16,041	2,812

Total long-term liabilities	505,149	142,694

Commitments and contingencies (Note 14)
Equity:
TTM Technologies, Inc. stockholders’ equity
Common stock, $0.001 par value; 100,000 shares authorized, 80,059 and 43,181 shares issued and outstanding in 2010 and 2009, respectively	80	43
Additional paid-in capital	514,907	215,461
Retained earnings	160,788	122,283
Accumulated other comprehensive income	8,442	3,130

Total TTM Technologies, Inc. stockholders’ equity	684,217	340,917
Noncontrolling interest	101,194	—

Total equity	785,411	340,917

	$1,695,953	$543,058

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter and Three Quarters Ended September 27, 2010 and September 28, 2009
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2010	2009	2010	2009
Net sales	$357,813	$139,075	$806,280	$432,552
Cost of goods sold	277,478	114,868	641,878	357,017

Gross profit	80,335	24,207	164,402	75,535

Operating expenses:
Selling and marketing	9,055	6,546	24,885	20,037
General and administrative	21,922	9,403	56,308	25,460
Amortization of definite-lived intangibles	3,653	860	9,065	2,580
Restructuring charges	—	2,501	449	5,009
Impairment of long-lived assets	—	10,293	766	10,636

Total operating expenses	34,630	29,603	91,473	63,722

Operating income (loss)	45,705	(5,396)	72,929	11,813

Other income (expense):
Interest expense	(6,690)	(2,919)	(15,882)	(8,396)
Interest income	164	196	360	356
Other, net	2,405	57	2,382	96

Total other expense, net	(4,121)	(2,666)	(13,140)	(7,944)

Income (loss) before income taxes	41,584	(8,062)	59,789	3,869
Income tax (provision) benefit	(9,439)	3,177	(16,419)	(1,379)

Net income (loss)	32,145	(4,885)	43,370	2,490
Less: Net income attributable to the noncontrolling interest	(3,054)	—	(4,865)	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$29,091	$(4,885)	$38,505	$2,490

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings (loss) per share	$0.36	$(0.11)	$0.58	$0.06

Diluted earnings (loss) per share	$0.36	$(0.11)	$0.57	$0.06

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Three Quarters Ended September 27, 2010 and September 28, 2009

	Three Quarters Ended
	September 27,	September 28,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$43,370	$2,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	32,113	14,491
Amortization of definite-lived intangible assets	9,152	2,678
Amortization of convertible notes, debt discount and debt issuance costs	4,947	4,059
Non-cash interest imputed on other long-term liabilities and related party financing obligation	698	112
Income tax benefit from restricted stock units released and common stock options exercised	(436)	(17)
Deferred income taxes	6,796	(1,078)
Stock-based compensation	4,660	4,698
Impairment of long-lived assets	766	10,636
Net loss on sale of property, plant and equipment	291	84
Net unrealized loss on derivative assets and liabilities	300	—
Net unrealized foreign currency exchange loss	263	—
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	(78,001)	19,292
Inventories	(6,962)	9,273
Prepaid expenses and other current assets	(9,199)	154
Accounts payable	4,051	(12,294)
Accrued salaries, wages and benefits and other accrued expenses	23,763	2,717

Net cash provided by operating activities	36,572	57,295

Cash flows from investing activities:
Acquisition, net of cash acquired	(28,529)	—
Restricted cash released to cash and cash equivalents	120,000	—
Purchase of property, plant and equipment and equipment deposits	(25,178)	(9,301)
Proceeds from sale of property, plant and equipment and assets held for sale	4,351	663
Purchase of license agreement	—	(350)
Proceeds from redemption of short-term investments	1,351	2,238

Net cash provided by (used in) investing activities	71,995	(6,750)

Cash flows from financing activities:
Repayment of assumed long-term debt in acquisition	(387,980)	—
Proceeds from new long-term borrowings	387,980	—
Net repayments of revolving loan	(37,987)	—
Proceeds from exercise of common stock options	197	297
Excess income tax benefit from restricted stock units released and common stock options exercised	436	17

Net cash (used in) provided by financing activities	(37,354)	314

Effect of foreign currency exchange rates on cash and cash equivalents	(1,330)	(6)

Net increase in cash and cash equivalents	69,883	50,853
Cash and cash equivalents at beginning of period	94,347	148,465

Cash and cash equivalents at end of period	$164,230	$199,318

Supplemental cash flow information:
Cash paid for income taxes	$11,157	$3,331
Cash paid for interest	9,204	2,855

Supplemental disclosures of non-cash investing and financing activities:
The Company issued common stock and replacement awards with a fair value of $294,382 in connection with the PCB Subsidiaries acquisition, (as defined in the accompanying notes.) See Note 2.
As of September 27, 2010 and September 28, 2009, accrued purchases of equipment totaled $70,799 and $272, respectively.
During the three quarters ended September 28, 2009, the Company commenced the process of selling the building at its Redmond, Washington production facility and as a result classified such assets to assets held for sale. See Note 9.
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
     The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to April 1 and the fourth quarter always ending on December 31. The third quarters ended September 27, 2010 and September 28, 2009 each contained 91 days. The three quarters ended September 27, 2010 and September 28, 2009 contained 270 and 271 days, respectively.
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
     Bank fees and legal and accounting costs associated with the acquisition of the PCB Subsidiaries of $428 and $9,212 for the quarter and three quarters ended September 27, 2010, have been expensed and recorded as general and administrative expense in the consolidated condensed statement of operations in accordance with ASC Topic 805, Business Combinations.
     As part of the consideration for the purchase of all of the outstanding capital stock of the PCB Subsidiaries as described above, the Company was required to maintain approximately $120,000 in cash and cash equivalents in various accounts, which were restricted in nature and therefore recorded as restricted cash in the consolidated balance sheet as of December 31, 2009.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     The following summarizes the components of the PCB Subsidiaries purchase price:

(In thousands)
Value of TTM shares issued:
TTM shares issued with restrictions	$201,959
TTM shares issued without restrictions	89,965
Foreign employee replacement share awards	2,458

294,382
Cash consideration	114,034

Total	$408,416

     The value of the shares of the Company’s common stock used in determining the purchase price was $9.06 per share, the closing price of the Company’s common stock on April 8, 2010, the effective date of the acquisition. Additionally, approximately 26,225 of the Company’s shares issued and subsequently distributed to the principal shareholders in the acquisition of the PCB Subsidiaries maintain certain restrictions, including a “lock-up” transfer restriction during the 18-month period following the closing of the acquisition of the PCB Subsidiaries and therefore, the fair value of these shares has been determined considering the restrictions, resulting in a discount of 15% from the closing share price.
     The foreign employee share awards were transferred to certain employees involved in the PCB Subsidiaries business by a related party and controlling shareholder of the PCB Subsidiaries. The fair value of the share awards included as purchase consideration was determined using a $9.06 per share price plus cash prorated for the pre-combination service period. See Note 16.
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
     The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired, liabilities assumed and noncontrolling interests. The following summarizes the preliminary estimated fair values of net assets acquired and noncontrolling interests:

(In thousands)
Cash	$85,505
Trade and notes receivables ($139,398 contractual gross receivables)	131,844
Inventories	66,150
Other current assets	12,762
Property, plant, and equipment	576,454
Identifiable intangible assets	87,565
Goodwill	185,623
Other assets	13,013
Current liabilities	(196,866)
Long-term debt, net of discount	(417,414)
Related party financing obligation	(19,381)
Other liabilities	(21,945)
Noncontrolling interest	(94,894)

Total	$408,416

     During the third quarter ended September 27, 2010, certain equipment payables approximating $7,936 were reclassified to current liabilities due to the short-term nature of these obligations.
     Due to the fact that the acquisition of the PCB Subsidiaries occurred in the previous interim period, the magnitude of the transaction, and because significant information to be obtained and analyzed resides in a foreign jurisdiction, the Company's fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values, but in no case to exceed more than one year from the date of acquisition. As of September 27, 2010, the fair values of property, plant and equipment and noncontrolling interests are preliminary as the Company continues to accumulate and analyze information necessary to finalize the fair values.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
Equipment payables
     Equipment payables represent equipment purchases, some with extended payment terms. Equipment purchases, some with payment terms less than one year are reported as Equipment payables in the consolidated condensed balance sheet and those with payment terms greater than one year are included in Other long-term liabilities in the consolidated condensed balance sheet.
Property, plant and equipment
     The fair value of property, plant and equipment was determined by utilizing three approaches: the cost, sales comparison, and income capitalization approaches combined with management assumptions. Each approach assumes valuation of the property at the property’s highest and best use.
Long-term debt, net of discount
     On the acquisition date, the Company became a party to the PCB Subsidiaries’ November 16, 2009 Credit Agreement with various lenders. The credit agreement was put in place in contemplation of the acquisition in order to refinance existing credit facilities consisting of a term and revolving loan and factoring and letter of credit facilities. The amount drawn under this credit agreement to refinance and extinguish the existing credit facilities was approximately $388,000 after the completion of the acquisition of the PCB Subsidiaries. The fair value of existing debt assumed was based on its contractual provisions that required it to be repaid upon a change in control.
     Additionally, certain bank loans maintained by the PCB Subsidiaries within the People’s Republic of China (PRC) were kept in place after the Company’s completion of the acquisition of the PCB Subsidiaries. The amount drawn under these lines as of the acquisition date amounted to approximately $30,000. The Company determined the fair value of the assumed debt using a present value analysis based on market rates of LIBOR plus spread for the debt.
Related party financing obligation
     The related party financing obligation consists of a put and call option agreement which grants the noncontrolling interest a put option to sell, and to one of the PCB Subsidiaries a call option to purchase, the remaining 20% equity interest in one of its majority owned subsidiaries. The exercise price of the put option is the greater of (i) an enterprise value calculation, which uses earnings before income taxes, depreciation and amortization projections on the extrapolation of the latest unaudited combined financial results of the majority owned subsidiary to a four-year period and an enterprise value of 5.5 times, or (ii) the net asset value based on the extrapolation of the latest unaudited combined financial results of the majority owned subsidiary as at end of the fiscal year 2012; or (iii) the minimum price of approximately 15,384 EUR plus interest which will accrue at a rate of 2.5% compounded annually until the option is exercised. Fair value as of the acquisition date of the financial liability was based upon the minimum price as the other two scenarios were determined to be nonsubstantive due to the challenging current and expected future operations of the subsidiary. As the minimum price represents a fixed obligation, the noncontrolling interest was accounted for as a financing obligation rather than a noncontrolling interest and 100% of the subsidiary is consolidated. The fair value of the related party financial liability was estimated based on the minimum price of the obligation plus 2.5% interest discounted at the liability’s discount rate based on the Company’s adjusted cost of borrowing as of the acquisition date.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
Identifiable Intangible Assets
     Acquired identifiable intangible assets include customer relationships, trade name and order backlog. The fair value of the identifiable intangible assets was determined using various income approach methods, including excess earnings and relief from royalties, as appropriate to determine the present value of expected future cash flows for each identifiable intangible asset based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants. The amounts assigned to each class of intangible assets and the related weighted average amortization periods are as follows:

	Intangible asset	Weighted-average
	acquired	amortization period
	(In thousands)
Customer relationships	$75,975	8.0 years
Trade name	10,302	6.0 years
Order backlog	1,288	0.2 years

	$87,565

Goodwill
     Goodwill represents the excess of the PCB Subsidiaries purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interests. During the quarter ended September 27, 2010, goodwill was adjusted to reflect:
•	a decrease in fair value of inventory by $358 as a result of additional information received regarding the existence of certain inventory;
•	a decrease in minority interest by $11,214 resulting from the completion of the valuation for one of the noncontrolling interests;
•	a decrease in property, plant and equipment by $3,074 due to the identification of an asset held for sale and the completion of the valuation of certain property acquired;
•	a decrease in the related party financing obligation by $1,156 resulting from the completion of its valuation;
•	an increase in other current assets by $1,006 and other non current assets by $207 due to completion of the compilation of deferred tax assets and reclassification of non current deferred taxes of $7,671 from other assets to other liabilities; and
•	an increase in current liabilities of $914 and other non current liabilities of $764 related to other lease obligations.
     Prior to the Company’s acquisition of the PCB Subsidiaries, the Company had two operating segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its operating segments and determined that it has two operating segments based primarily on geographical location of operations, North America and Asia Pacific. The PCB Subsidiaries’ excess purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interests has been appropriately allocated to the Asia Pacific operating segment.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
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
Results of Operations
     Included in the consolidated condensed statement of operations are net sales of $209,551 and $380,874 for the quarter and three quarters ended September 27, 2010, respectively, and net income of $23,382 and $29,559 for the quarter and three quarters ended September 27, 2010, respectively, from the PCB Subsidiaries’ operations.
Pro forma Results of Operations
     Unaudited pro forma operating results for the Company, assuming the acquisition of the PCB Subsidiaries occurred on January 1, 2010 and 2009 are as follows:

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2010	2009	2010	2009
		(In thousands, except per share data)
Net sales	$357,813	$301,660	$989,899	$884,280
Net income	29,091	4,661	45,184	20,629
Basic earnings per share	$0.36	$0.06	$0.57	$0.26

Dilutive earnings per share	$0.36	$0.06	$0.56	$0.26

     The pro forma information is not necessarily indicative of the actual results that would have been achieved had the PCB Subsidiaries acquisition occurred as of January 1, 2010 and 2009, or the results that may be achieved in future periods.
(3) Accounts Receivable Factoring Arrangements
     In the normal course of business, the Company’s foreign subsidiaries utilize accounts receivable factoring arrangements. Under these arrangements, the Company may sell certain of its trade or notes receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the trade or notes receivable. In all arrangements there is no recourse against the Company for its customers’ failure to pay. The Company sold approximately $19,167 and $38,904 of accounts and notes receivable for the quarter and three quarters ended September 27, 2010, respectively.
(4) Inventories
     Inventories as of September 27, 2010 and December 31, 2009 consist of the following:

	September 27,	December 31,
	2010	2009
	(In thousands)
Raw materials	$47,534	$21,758
Work-in-process	50,139	27,296
Finished goods	35,726	11,099

	$133,399	$60,153

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
(5) Goodwill and Definite-lived Intangibles
     As of September 27, 2010 and December 31, 2009, goodwill by operating segment and the components of definite-lived intangibles were as follows:
Goodwill

	North	Asia
	America	Pacific	Total
		(In thousands)
Balance as of December 31, 2009
Goodwill	$131,148	$—	$131,148
Accumulated impairment losses	(117,018)	—	(117,018)

	14,130	—	14,130

Goodwill acquired during the three quarters ended September 27, 2010	—	185,623	185,623
Foreign currency translation adjustment during the three quarters ended September 27, 2010	261	194	455

Balance as of September 27, 2010
Goodwill	131,409	185,817	317,226
Accumulated impairment losses	(117,018)	—	(117,018)

	$14,391	$185,817	$200,208

Definite-lived Intangibles

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
		(In thousands)			(years)
September 27, 2010:
Strategic customer relationships	$35,429	$(23,224)	$269	$12,474	12.0
Licensing agreements	350	(157)	—	193	3.0
Acquired intangibles from the acquisition of the PCB Subsidiaries:
Strategic customer relationships	75,975	(4,559)	65	71,481	8.0
Trade name	10,302	(845)	8	9,465	6.0
Order backlog	1,288	(1,286)	(2)	—	0.2

	$123,344	$(30,071)	$340	$93,613

     All of the definite-lived intangibles are amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on cash flows. Amortization expense was $3,682 and $890 for the quarters ended September 27, 2010 and September 28, 2009, respectively, and $9,152 and $2,678 for the three quarters ended September 27, 2010 and September 28, 2009, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2010	$3,820
2011	16,136
2012	15,254
2013	14,350
2014	12,858

$62,418

(6) Long-term Debt and Letters of Credit
     The following table summarizes the long-term debt of the Company as of September 27, 2010. No long-term debt was outstanding at December 31, 2009.

	Average Effective
	Interest Rate
	as of September 27,	September 27,
	2010	2010
		(In thousands)
Bank loans, due various dates through May 2012	3.18%	$30,174
Term loan due November 2013	2.26%	350,000

		380,174
Less Unamortized discount		(371)

		379,803
Less current maturities		(66,944)

Long-term debt, less current maturities		$312,859

     The maturities of long-term debt through 2013 are as follows:

(In thousands)
2012	$120,359
2013	192,500

$312,859

     Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for the Company’s mainland China facilities acquired in conjunction with the acquisition of the PCB Subsidiaries. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either the LIBOR or People’s Bank of China rates. These bank loans expire at various dates through May 2012.
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
     Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings under the Term Loan will bear interest at a rate of LIBOR plus 2.0%, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. There is no provision, other than an event of default, for these interest margins to increase. At September 27, 2010, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.26%.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     The Company is required to make scheduled payments of the outstanding Term Loan balance beginning in 2011. All and any other outstanding balances under the Credit Agreement are due at the maturity date of November 16, 2013. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, in addition to maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. On August 3, 2010, the Company entered into a waiver and amendment letter with Hong Kong and Shanghai Banking Corporation Limited, as Facility Agent for and on behalf of the other lenders named in the Credit Agreement, as amended March 30, 2010, which amended certain financial covenants applicable to the Company. Pursuant to the waiver and amendment letter, the lenders under the Credit Agreement agreed to amend the financial covenants related to consolidated tangible net worth, gearing ratio (the ratio of consolidated net borrowings to consolidated tangible net worth), and leverage. The Company is in compliance with the amended covenants.
     The Company is also required to pay a commitment fee of 0.20% per annum on any unused portion of loan or facility under the Credit Agreement. As of September 27, 2010, all of the Term Loan was outstanding, none of the Revolving Loan or Factoring Facility was outstanding, and $62,735 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $87,500 and $65,000, respectively, at September 27, 2010.
     On April 9, 2010, the Company entered into an interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. See Note 11 Financial Instruments.
     Other Letters of Credit
     The Company maintains several letters of credit: a $1,494 standby letter of credit expiring December 31, 2010 associated with its insured workers compensation program, a $1,000 standby letter of credit expiring February 28, 2011 related to the lease of one of its production facilities, and various other letters of credits aggregating to approximately $654 maintained by the Company’s foreign subsidiaries related to purchases of machinery and equipment with various expiration dates through June 2011.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     The Company received proceeds of $169,249 after the deduction of offering expenses of $5,751 upon issuance of the Convertible Notes. The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At September 27, 2010 and December 31, 2009, the following summarizes the liability and equity components of the Convertible Notes:

	September 27,	December 31,
	2010	2009
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(31,110)	(35,118)

Convertible Notes, net of discount	$143,890	$139,882

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

     At September 27, 2010 and December 31, 2009, remaining unamortized debt issuance costs included in other non-current assets were $3,138 and $3,542, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At September 27, 2010, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 4.6 years.
     The components of interest expense resulting from the Convertible Notes for the quarter and three quarters ended September 27, 2010 and September 28, 2009 are as follows:

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2010	2009	2010	2009
		(In thousands)
Contractual coupon interest	$1,422	$1,422	$4,266	$4,266
Amortization of Convertible Notes debt discount	1,364	1,255	4,008	3,687
Amortization of debt issuance costs	137	126	404	372

	$2,923	$2,803	$8,678	$8,325

     For the quarter and three quarters ended September 27, 2010 and September 28, 2009, the amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 8.37%.
Conversion
     At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of September 27, 2010, none of the conversion criteria had been met.
     On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of September 27, 2010, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
Convertible Note Hedge and Warrant Transaction
     In connection with the issuance of the Convertible Notes, the Company entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to the Company’s common stock. The convertible note hedge, which cost an aggregate of $38,257 and was recorded, net of tax, as a reduction of additional paid-in capital, consists of the Company’s option to purchase up to 10,963 shares of common stock at a price of $15.96 per share. This option expires on May 15, 2015 and can only be executed upon the conversion of the above mentioned Convertible Notes. Additionally, the Company sold warrants to purchase 10,963 shares of its common stock at a price of $18.15 per share. The warrants expire on August 17, 2015. Proceeds from the sale of warrants of $26,197 was recorded as an addition to additional paid-in capital. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of the Company’s common stock.
(8) Comprehensive Income
     The following table summarizes the components of comprehensive income (loss) for the quarter and three quarters ended September 27, 2010 and September 28, 2009:

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2010	2009	2010	2009
		(In thousands)
Net income (loss)	$32,145	$(4,885)	$43,370	$2,490
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense of $202 and $10 for the quarters ended September 27, 2010 and September 28, 2009, respectively, and net of tax expense (benefit) of $271 and ($26) for the three quarters ended September 27, 2010 and September 28, 2009, respectively	7,384	17	9,772	(42)
Unrealized loss on effective cash flow hedges, net of tax benefit of $228 and $608 for the quarter and three quarters ended September 27, 2010	(1,101)	—	(3,025)	—

Total other comprehensive income (loss), net of tax	6,283	17	6,747	(42)

Comprehensive income	38,428	(4,868)	50,117	2,448
Comprehensive income attributable to noncontrolling interests	(4,048)	—	(6,300)	—

Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$34,380	$(4,868)	$43,817	$2,448

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     The following provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the three quarters ended September 27, 2010:

September 27, 2010
(in thousands)
Beginning balance, net of tax	$—
Changes in fair value loss, net of tax	(3,025)
Reclassification to earnings, net of tax	—

Ending balance, net of tax	$(3,025)

     The amount recorded in accumulated other comprehensive income for the cash flow hedges is expected to be reclassified into the consolidated condensed statement of operations when the forecasted transaction affects earnings. The Company expects that approximately $1,004 will be reclassified into the statement of operations, net of tax, in the next 12 months (see Note 11).
(9) Restructuring Charges and Impairment of Long-lived Assets
Restructuring Charges
     On September 1, 2009 the Company announced its plan to close its Hayward and Los Angeles, California facilities and lay off approximately 340 employees at these sites. As a result, the Company recorded $2,501 in separation costs for the quarter and three quarters ended September 28, 2009, related to this restructuring. These charges are presented as restructuring charges in the consolidated condensed statement of operations. As of September 27, 2010, $57 of accrued separation costs remain for employees yet to be separated. The Company expects the remaining employees to be separated and the remaining accrued restructuring costs to be paid during the fourth quarter of 2010. Accrued restructuring costs are included as a component of accrued salaries, wages and benefits in the consolidated condensed balance sheet.
     During the three quarters ended September 27, 2010, the Company incurred $399 in contract termination costs related to building operating leases associated with the closure of its Hayward, California manufacturing facility, which the Company ceased use. These accrued contract termination costs are included as a component of other accrued expenses in the consolidated balance sheet.
     The Hayward and Los Angeles, California facilities were part of the Company’s North America operating segment.
     The below table shows the utilization of the accrued restructuring costs during the three quarters ended September 27, 2010:

		Contract
	Severance	Termination	Total
		(In thousands)
Accrued at December 31, 2009	$702	$529	$1,231
Estimated liabilities	—	399	399
Change in estimates	50	—	50
Amount paid	(695)	(436)	(1,131)

Accrued at September 27, 2010	$57	$492	$549

     In January 2009, the Company announced its plan to close its Redmond, Washington facility and lay off approximately 370 employees at this site. In addition, the Company laid off about 140 employees at various other U.S. facilities in January 2009. As a result, the Company recorded $2,508 in separation costs for the three quarters ended September 28, 2009, related to this restructuring. These charges are presented as restructuring charges in the consolidated condensed statement of operations. As of December 31, 2009, the Redmond, Washington facility had been closed, all employees related to the January 2009 restructuring had been separated, and all accrued separation costs had been paid. The Redmond, Washington facility was part of the Company’s North America operating segment.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
Impairment of Long-lived Assets
     During the three quarters ended September 27, 2010, the Company reduced the carrying value of the Dallas, Oregon facility, which was classified as an asset held for sale in a prior period, to record the estimated fair value less costs to sell, resulting in an impairment of $766 due to a depressed real estate market in the surrounding Dallas, Oregon region. During the third quarter ended September 27, 2010, the Dallas Oregon facility was sold for $234.
     During the quarter and three quarters ended September 28, 2009, the Company recorded the impairment of certain long-lived assets, including assets held for sale, for its Redmond, Washington, Dallas, Oregon, and two California facilities in the amount of $10,293 and $10,636 for the quarter and three quarters ended September 28, 2009, respectively. The impairment for the Redmond, Washington and the two California facilities of $8,043 and $8,386 for the quarter and three quarters ended September 28, 2009, respectively, is directly related to facility closures and consisted of buildings and machinery and equipment. Additionally, in the third quarter of 2009, the Company reduced the carrying value of the Dallas, Oregon facility, which was classified as an asset held for sale, by $2,250 to record the estimated fair value less costs to sell given current market conditions. These charges are presented as impairment of long-lived assets in the Company’s consolidated condensed statement of operations.
     The Dallas, Oregon, Redmond, Washington and the two California facilities were part of the Company’s North America operating segment.
(10) Income Taxes
     The Company’s effective tax rate was 22.7% and (39.4%) for the quarters ended September 27, 2010 and September 28, 2009, respectively, and 27.5% and 35.6% for the three quarters ended September 27, 2010 and September 28, 2009, respectively. The Company’s effective tax rate decreased primarily due to the impact of an increase in total earnings earned in lower-tax jurisdictions resulting from the acquisition of the PCB Subsidiaries, partially offset by the discrete tax expense associated with non-deductible acquisition-related costs. Additionally, certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions in China. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.
(11) Financial Instruments
Derivatives
     As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. Derivatives are typically entered into as hedges against changes in interest rates, currency exchange rates, and other risks. All derivative instruments are recognized as either assets or liabilities in the balance sheet at their respective fair values. For derivatives that are designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flow being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period.
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
     On April 9, 2010, the Company entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350,000 Term Loan over

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
the term of the interest rate swap. As part of the Company’s risk management strategy, the Company chose not to hedge its initial year interest payment cash flows of its Term Loan because of low current LIBOR rates which would have initially resulted in locking in a fixed rate higher than LIBOR spot rate at the onset.
     The notional amount of the interest rate swap decreases to zero over its term, consistent with the Company’s risk management objectives. The notional value underlying the hedge at September 27, 2010 was $146,500. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period. The Company has designated this interest rate swap as a cash flow hedge.
     At inception, the fair value of the interest rate swap was zero. As of September 27, 2010, the fair value of the swap was recorded as a liability of $3,684 in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in the Company’s consolidated balance sheet. No ineffectiveness was recognized for the quarter ended September 27, 2010. There was no impact to interest expense for the quarter ending September 27, 2010 as the interest rate swap does not hedge interest rate cash flows until the period beginning April 18, 2011.
     Additionally, the Company, through its acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40,000, for the period beginning October 8, 2008 and ending on July 30, 2012. This interest rate swap applied to the PCB Subsidiaries’ pre-acquisition, long-term borrowings, which were paid-off on the acquisition date. The notional amount of the interest rate swap decreases to zero over its term. Under the terms of the interest rate swap, the Company will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, the Company did not designate this interest rate swap as a cash flow hedge. As of September 27, 2010, the fair value of the swap was recorded as a liability of $1,553 in other long-term liabilities. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.
Foreign Exchange Contracts
     The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary in 2013 (Note 2), and certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at September 27, 2010 was approximately $30,145. The Company did not have any foreign exchange contracts as of December 31, 2009. The Company has designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation. In this instance, the hedged item is a recognized liability subject to foreign currency transaction gains and losses and, therefore, changes in the hedged item due to foreign currency exchange rates are already recorded in earnings. Therefore, hedge accounting has not been applied.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     The Company only had derivative instruments during the three quarters ended September 27, 2010. The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset /
		(Liability)
		Fair Value
		September 27,
	Balance Sheet Location	2010
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$51
Interest rate swap	Other long-term liabilities	(3,684)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	456
Foreign exchange contracts	Other accrued expenses	(3)
Foreign exchange contracts	Deposits and other non-current assets	797
Interest rate swap	Other long-term liabilities	(1,553)

		$(3,936)

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     The following tables provide information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		Quarter Ended September 27, 2010
		Effective Portion		Ineffective Portion
		Gain/ (Loss)	Gain/ (Loss)	Gain/ (Loss)
		Recognized in Other	Reclassified into	Recognized into
	Financial Statement Caption	Comprehensive Income	Income	Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(1,403)	$—	$—
Foreign currency forward	Other, net	74	—	—

		$(1,329)	$—	$—

		Three Quarters Ended September 27, 2010
		Effective Portion		Ineffective Portion
		Gain/ (Loss)	Gain/ (Loss)	Gain/ (Loss)
		Recognized in Other	Reclassified into	Recognized into
	Financial Statement Caption	Comprehensive Income	Income	Income
			(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(3,684)	$—	$—
Foreign currency forward	Other, net	51	—	—

		$(3,633)	$—	$—

The net gain recognized in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

				Three
			Quarter Ended	Quarters Ended
			September 27,	September 27,
	Financial Statement Caption		2010	2010
			(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	Other, net		$94	$145
Foreign exchange contracts	Other, net		2,030	400

			$2,124	$545

Other Financial Instruments
     The carrying amount and estimated fair value of the Company’s financial instruments at September 27, 2010 and December 31, 2009 were as follows:

	September 27, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Short-term investments	$—	$—	$1,351	$1,351
Short-term derivative assets	507	507	—	—
Short-term derivative liabilities	3	3	—	—
Noncurrent derivative assets	797	797	—	—
Long-term derivative liabilities	5,237	5,237	—	—
Long-term equity investment	2,718	2,283	—	—
Related party financing obligation	20,230	20,214	—	—
Long-term debt	379,803	372,345	—	—
Convertible senior notes	143,890	167,510	139,882	174,340
     The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate. The values were adjusted to reflect nonperformance risk of both the counterparty and the Company.
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
     The related party financing obligation fair value was estimated based on the minimum price of the obligation plus 2.5% interest discounted at the liability’s discount rate based on the Company’s adjusted cost of borrowing.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at September 27, 2010.
     The fair value of the convertible senior notes was estimated based on quoted market prices.
     The fair value of short-term investments was estimated based on a court order issued by a U.S. District Court prescribing amounts to be distributed which resulted in sufficient information available to determine the investment fair value.
     At September 27, 2010 and December 31, 2009, the Company’s financial instruments included cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.
(12) Concentration of Credit Risk
     In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the computer and electronics instrumentation and aerospace/defense industries, and most of which are located outside the United States. The Company performs ongoing credit evaluations of customers and does not require collateral. The Company also considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.
     As of September 27, 2010 and December 31, 2009, the Company’s 10 largest customers in the aggregate accounted for 54% and 57%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     At September 27, 2010 and December 31, 2009, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	September 27,	Fair Value Measurements Using:
	2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Cash equivalents	$39,986	$39,986	—	—
Foreign exchange derivative assets	1,304	—	1,304	—
Interest rate swap derivative liabilities	5,237	—	5,237	—
Foreign exchange derivative liabilities	3	—	3	—

	December 31,	Fair Value Measurements Using:
	2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Cash equivalents	$70,794	$70,794	—	—
Short-term investments	1,351	—	—	1,351
Restricted cash	120,000	120,000	—	—
     There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter and three quarters ended September 27, 2010.
     The following is a summary of activity for fair value measurements using Level 3 inputs for the three quarters ended September 27, 2010 and September 28, 2009:

	Three Quarters Ended
	September 27, 2010	September 28, 2009
Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	(In thousands)
Beginning balance	$1,351	$3,657
Transfers to level 3	—	—
Settlement	(1,351)	(2,238)
Changes in fair value included in earnings	—	—

Ending balance	$—	$1,419

     The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     For the three quarters ended September 27, 2010 and September 28, 2009, the following non-financial instruments were measured at fair value on a nonrecurring basis using the type of inputs shown:

	Fair Value Measurements Using:
					Total losses for
					the three quarters
	September 27,	Level 1	Level 2	Level 3	ended
	2010	Inputs	Inputs	Inputs	September 27, 2010
	(In thousands)
Asset held for sale	$—	—	$—	—	$766

	Fair Value Measurements Using:
					Total losses for
					the three quarters
	September 28,	Level 1	Level 2	Level 3	ended
	2009	Inputs	Inputs	Inputs	September 28, 2009
			(In thousands)
Long-lived assets held and used	$1,516	—	$1,516	—	$8,386

Asset held for sale	1,000	—	1,000	—	2,250

					$10,636

     The fair values of long-lived assets held and used and the asset held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.
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
     Prior to the Company’s acquisition of Tyco Printed Circuit Group LP (PCG) in October 2006, PCG made legal commitments to the U.S. Environmental Protection Agency (U.S. EPA) and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6,000 fine and an additional $3,700 to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (Connecticut DEP) under which PCG paid a $2,000 civil penalty and agreed to implement capital improvements of $2,400 to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA were completed as of July 1, 2009. The Connecticut DEP obligation involves the installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of September 27, 2010, one recycling system was completed and placed into operation, and approximately $93 remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement which is expected to be completed by December 2010. The Company has assumed these legal commitments as part of its purchase of PCG. Failure to meet the remaining commitment could result in further costly enforcement actions.
     The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at September 27, 2010 and December 31, 2009. However, these amounts are not material to the condensed consolidated financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
Environmental Matters
     The process to manufacture PCBs requires adherence to city, county, state, federal and foreign jurisdiction environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards. Management believes that its facilities comply in all material respects with environmental laws and regulations. The Company has in the past received certain notices of violations and has implemented certain required minor corrective activities. There can be no assurance that violations will not occur in the future.
     The Company is involved in various stages of investigation and cleanup in Connecticut related to environmental remediation matters for two of the sites and has investigated a third site. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site was investigated under Connecticut’s Land Transfer Act and no contamination above applicable standards was found. The Company is also involved in additional investigation and remediation of former manufacturing sites in Washington and California. The Company concluded that it was probable that it would incur remediation and monitoring costs for these sites of approximately $755 and $720 as of September 27, 2010 and December 31, 2009, respectively, the liability for which is included in other long-term liabilities. The Company estimates that it will incur the remediation costs over the next 12 to 84 months. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.
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
(15) Earnings Per Share
     The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and three quarters ended September 27, 2010 and September 28, 2009:

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$29,091	$(4,885)	$38,505	$2,490

Weighted average shares outstanding	80,059	43,142	66,730	43,048
Dilutive effect of stock options, restricted stock units, and performance-based restricted units	462	—	521	410

Diluted shares	80,521	43,142	67,251	43,458

Earnings per share attributable to TTM Technologies, Inc stockholders:
Basic	$0.36	$(0.11)	$0.58	$0.06

Dilutive	$0.36	$(0.11)	$0.57	$0.06

     Stock options, restricted stock units, and performance-based restricted stock units to purchase 1,853 shares of common stock for the quarter ended September 27, 2010 and 1,960 and 2,223 shares of common stock for the three quarters ended September 27, 2010 and September 28, 2009, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for stock options or restricted stock units and performance-based restricted stock units was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. For the third quarter ended September 28, 2009 potential shares of common stock consisting of stock options to purchase approximately 2,122 shares of common stock at exercise prices ranging from $2.76 to $16.82 per share and 1,185 restricted stock units, were not included in the computation of diluted earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     Additionally, for the quarter and three quarters ended September 27, 2010, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the period, and therefore, the effect would be anti-dilutive.
(16) Stock-Based Compensation
     Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2010	2009	2010	2009
	(In thousands)
Cost of goods sold	$309	$413	$964	$1,263
Selling and marketing	105	133	321	413
General and administrative	1,241	980	3,375	3,022

Stock-based compensation expense recognized	1,655	1,526	4,660	4,698
Income tax benefit recognized	(557)	(548)	(1,447)	(1,602)

Total stock-based compensation expense after income taxes	$1,098	$978	$3,213	$3,096

Performance-based Restricted Stock Units
     During the first quarter ended March 29, 2010, the Company implemented a new long-term incentive program for executive officers that provides for the issuance of performance-based restricted stock units (PRUs), representing hypothetical shares of the Company’s common stock that may be issued under the Company’s 2006 Incentive Compensation Plan. Under the PRU program, a target number of PRUs are awarded at the beginning of each three-year performance period. The number of shares of our common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which for 2010 are based on revenue and earnings before interest, tax, depreciation, and amortization expense, each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to the S&P SmallCap 600 over the three-year performance period.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
     During the three quarters ended September 27, 2010, the Company granted 48 PRUs, representing the first one-third of the 143 target PRUs, with an estimated weighted average fair value per unit of $10.11 at the date of grant. There were no PRUs granted during the quarter ended September 27, 2010. The fair value for PRUs granted is calculated using the Monte Carlo simulation model, as the TSR modifier contains a market condition. For the three quarters ended September 27, 2010 the following assumptions were used in determining the fair value:

September 27,
2010
Risk-free interest rate	1.3%
Dividend yield	—
Expected volatility	65%
Expected term in months	33
     The expected term of the PRUs reflects the performance period for the PRUs granted on March 25, 2010. Expected volatility is calculated using the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of PRUs is based on the U.S Treasury yield curve in effect at the time of grant. As of September 27, 2010, $392 of total unrecognized compensation cost related to PRUs is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units
     The Company granted 66 restricted stock units during the quarter ended September 27, 2010, and 442 and 684 restricted stock units during the three quarters ended September 27, 2010 and September 28, 2009, respectively. There were no restricted stock units granted during the quarter ended September 28, 2009. The units granted were estimated to have a weighted-average fair value per unit of $9.46 for the quarter ended September 27, 2010, and $9.19 and $4.54 for the three quarters ended September 27, 2010 and September 28, 2009, respectively. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. As of September 27, 2010, $5,095 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 0.9 years.
Stock Options
     The Company granted 60 and 28 stock option awards during the quarters ended September 27, 2010 and September 28, 2009, respectively, and 60 and 83 stock option awards during the three quarters ended September 27, 2010 and September 28, 2009, respectively. The stock awards granted were estimated to have a weighted-average fair value per unit of $6.74 and $6.12 for the quarters ended September 27, 2010 and September 28, 2009, respectively, and $6.74 and $4.52 for the three quarters ended September 27, 2010 and September 28, 2009, respectively. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the quarter and three quarters ended September 27, 2010 and September 28, 2009 the following assumptions were used in determining the fair value:

	For the Quarter	For the	For the Three
	and Three	Quarter Ended	Quarters Ended
	Quarters Ended	September 28,	September 28,
	September 27, 2010	2009	2009
Risk-free interest rate	2.7%	2.9%	2.4%
Dividend yield	—	—	—
Expected volatility	69%	60%	60%
Expected term in months	96	66	66
     As of September 27, 2010, $816 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.0 year.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)
Foreign Employee Share Awards
     The PCB Subsidiaries, prior to their acquisition by the Company, maintained employee share award grants whereby a related party and controlling shareholder of the PCB Subsidiaries transferred Meadville Holdings shares to certain employees involved in the PCB Subsidiaries business to incentivize and reward such employees if stated service periods were completed by the employee. At the acquisition date of the PCB Subsidiaries, the unvested Meadville Holdings shares transferred by this entity were exchanged for the right to earn fractional shares of TTM common stock plus cash equal to the cash dividend to be received by Meadville Holdings shareholders as a dividend after the close of the acquisition. These remaining grants, with the condition of employment and cliff vesting, will vest in five tranches, with two tranches vesting in 2011 and the remaining three tranches vesting annually thereafter, through 2014. As per ASC Topic 805, Business Combinations, the fair value of the common stock plus cash consideration to be received by the employee participating in the employee share award grants, after adjustment for estimated forfeiture, that is attributed to pre combination service, is recognized as purchase consideration. The fair value, after adjustment for estimated forfeiture, attributed to post combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At September 27, 2010, there were approximately 179 shares, net of estimated forfeitures, in the employee share award grants. As of September 27, 2010, $946 of total unrecognized compensation cost related to these employee share award grants is expected to be recognized over a weighted-average period of 1.4 years.
(17) Segment Information
     The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources.
     Prior to the Company’s acquisition of the PCB Subsidiaries, the Company had two operating segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its operating segments and concluded that it will analyze its worldwide operations based on two geographic operating segments: 1) North America, which consists of six domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the domestic PCB manufacturing plants, and the Company’s Shanghai, China backplane assembly plant and its related Ireland sales support infrastructure, and 2) Asia Pacific, which consists of the newly acquired PCB Subsidiaries. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution in their respective geographic regions.
     The Company evaluates segment performance based on operating segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter-segment transactions have been eliminated.

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2010	2009	2010	2009
	(In thousands)
Net Sales:
North America	$148,263	$139,075	$425,407	$432,552
Asia Pacific	211,463	—	384,536	—

Total sales	359,726	139,075	809,943	432,552
Inter-segment sales	(1,913)	—	(3,663)	—

Total net sales	$357,813	$139,075	$806,280	$432,552

Operating Segment Income (Loss):
North America	$17,147	$(4,536)	$34,012	$14,393
Asia Pacific	32,211	—	47,982	—

Total operating segment income	49,358	(4,536)	81,994	14,393
Amortization of intangibles	(3,653)	(860)	(9,065)	(2,580)

Total operating income	45,705	(5,396)	72,929	11,813
Total other expense	(4,121)	(2,666)	(13,140)	(7,944)

Income before income taxes	$41,584	$(8,062)	$59,789	$3,869

TTM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements — (Continued)

	September 27,	December 31,
	2010	2009
	(In thousands)
Segment Assets:
North America	$394,998	$543,058
Asia Pacific	1,300,955	—

Total assets	$1,695,953	$543,058

     The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.
     For the quarters and three quarters ended September 27, 2010 and September 28, 2009, no one customer accounted for 10% or more of net sales. Sales to the Company’s 10 largest OEM customers for the quarters ended September 27, 2010 and September 28, 2009 were 42% and 57%, respectively. Sales to the Company’s 10 largest OEM customers for the three quarters ended September 27, 2010 and September 28, 2009 were 41% and 56%, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operations.
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
     The Company accounts for this 10% investment in Oulu using the cost method of accounting. Under the cost method of accounting, the investment is measured at cost subsequent to initial measurement, which for the Company was April 8, 2010, the acquisition date of the PCB Subsidiaries. The fair value assigned to this investment was $2,718, which was based on a market approach to estimate the enterprise value calculation and recorded as a component of non-current assets.
     The equity investment is tested for impairment if there are impairment triggers. There was no impairment of the equity investment for the quarter and three quarters ended September 27, 2010.
Supply and Lease Arrangements
     In December 2009, one of the Company’s foreign subsidiaries (on behalf of itself and other foreign subsidiaries) entered into long-term supply arrangements to purchase laminate and prepregs from a related party (and its subsidiary) in which a significant shareholder of the Company holds an approximate 18% share. These arrangements commenced on January 1, 2010, and expire on December 31, 2012. The Company’s foreign subsidiaries also purchase laminate and prepregs from Meadville. For the quarter and three quarters ended September 27, 2010, the Company purchased $33,329 and $60,190, respectively, of laminate and prepregs from these related parties. These supply arrangements contain terms and prices for laminate and prepregs comparable to those charged by and contracted with other third party suppliers.
     Additionally, a foreign subsidiary of the Company also leases warehouse space from a related party controlled by a significant shareholder of the Company. Likewise, a related party leases employee housing space from a foreign subsidiary. For the quarter and three quarters ended September 27, 2010, the net income for these activities was $74 and $154, respectively.
     At September 27, 2010, the Company had $51,610 in accounts payable due to — and $65 in accounts receivable due from — the related party, in the consolidated condensed balance sheet, for the supply and lease arrangements.

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
     On the evening of April 8, 2010 (April 9, 2010 at approximately 9:00 a.m. Hong Kong time), the Company acquired from Meadville and MTG all of the issued and outstanding capital stock of the PCB Subsidiaries. The PCB Subsidiaries, through their respective subsidiaries, engage in the business of manufacturing and distributing PCBs, including circuit design, quick-turn-around services, and drilling and routing services. The PCB Subsidiaries are wholly owned subsidiaries of the Company and represent the Company’s Asia Pacific operating segment.
     We believe that the combination of our legacy business and the PCB Subsidiaries will increase our diversification and allow us to better address a number of industry trends and other operational challenges impacting us:
     • Ability to meet customer demand for one-stop manufacturing solution. As a result of the business combination, we are now a leading global PCB company with high-technology capabilities and a highly diversified revenue mix by geographic region and end market. In addition, we can now offer our customers a one-stop global solution from quick-turn through volume production and a focused facility specialization strategy.
     • Ability to continue expanding market presence and capitalizing on new opportunities. We can now capture additional business globally from both existing and new customers, particularly in North America and Europe.
     • Ability to respond to increasing global competition. We now can capitalize on potential economies of scale, cost savings and access to a highly trained PCB Subsidiaries workforce resulting from a global sales force and flexible manufacturing platform; complementary footprints, customers and end markets; and talented management teams with leading expertise in the Asian market.
     We believe that these factors position us to compete effectively in our industry by allowing us to respond to technologically complex and time-sensitive customer demands and increasing competition from Asian manufacturers.
     While our customers include both OEM and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. We measure customers as those companies that have placed orders of $2,000 or more in the preceding 12-month period. As of September 27, 2010, we had approximately 1,137 customers and approximately 843 as of September 28, 2009. Sales to our 10 largest OEM customers accounted for 42% and 57% of our net sales in the third quarter ended September 27, 2010 and September 28, 2009, respectively. Sales to our 10 largest OEM customers accounted for 41% and 56% of our net sales for the three quarters ended September 27, 2010 and September 28, 2009, respectively.

     The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
End Markets(1)	2010	2009	2010	2009
Aerospace/Defense	17%	44%	22%	45%
Cellular Phone	11	—	9	—
Computing/Storage/Peripherals	21	12	21	11
Medical/Industrial/Instrumentation/Other	9	8	9	8
Networking/Communications	36	35	34	35
Other	6	1	5	1

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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
     We also deliver a significant percentage of compressed lead-time work with lead times of 11 to 20 days. We typically receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production. We derive revenues primarily from the sale of PCBs and backplane assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss have transferred, and collectibility is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically has been less than 2% of gross sales. We provide our customers a limited right of return for defective PCBs and backplane assemblies. We record an estimated amount for sales returns and allowances at the time of sale based on historical information.
     Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products as well as stock-based compensation expense. Many factors affect our gross margin, including capacity utilization, product mix, production volume, and yield. We generally do not participate in any significant long-term contracts with suppliers, with the exception of the supply arrangement to purchase laminate and prepregs from a related party controlled by a significant shareholder, and we believe there are a number of potential suppliers for the raw materials we use.
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
     Our critical accounting policies include asset valuation related to bad debts and inventory; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; derivative instruments and hedging activities; realizability of deferred tax assets; establishing the fair value of individual assets acquired, liabilities assumed, and noncontrolling interest when we acquire other businesses; and determining self-insured reserves, asset retirement obligations and environmental liabilities.
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
Long-lived Assets
     We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. We have two operating segments, North America and Asia Pacific.
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
     Derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheet with measurement at fair value. Fair value of the derivative instruments is determined using pricing models developed based on the underlying swap interest rate, foreign currency exchange rates, and other observable market data as appropriate. The values are also adjusted to reflect nonperformance risk of both the counterparty and the Company. For derivatives that are designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flow being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period.
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
Self Insurance
     We are primarily self-insured for group health insurance and worker’s compensation benefits provided to our U.S. employees, and we purchase insurance to protect against annual claims at the individual and aggregate level. The insurance carrier adjudicates and processes employee claims and is paid a fee for these services. We reimburse our insurance carriers for paid claims subject to variable monthly limitations. We estimate our exposure for claims incurred but not reported at the end of each reporting period. We use our judgment using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and brokers on an annual basis to estimate our liability for these claims. This liability is subject to an individual insured stop-loss coverage that ranges from $175,000 to $250,000 per individual. Our actual claims experience may differ from our estimates.
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
Results of Operations
Quarter and Three Quarters Ended September 27, 2010 Compared to the Quarter and Three Quarters Ended September 28, 2009
     The third quarter and the three quarters ended September 28, 2009 do not include the results of operations from our acquired PCB Subsidiaries, as the acquisition occurred on April 8, 2010. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.
     There were 91 days in each of the third quarters ended September 27, 2010 and September 28, 2009 and 270 and 271 days in the three quarters ended September 27, 2010 and September 28, 2009, respectively. Included in the consolidated statement of operations for both the quarter and three quarters ended September 27, 2010 are 91 and 172 days, respectively, of results of operations for the Asia Pacific operations for the period from April 9, 2010 through September 27, 2010.

     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Quarters Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.5	82.6	79.6	82.5

Gross profit	22.5	17.4	20.4	17.5

Operating expenses:
Selling and marketing	2.5	4.7	3.1	4.6
General and administrative	6.1	6.8	7.0	5.9
Amortization of definite-lived intangibles	1.1	0.6	1.1	0.6
Restructuring charges	—	1.8	0.1	1.2
Impairment of long-lived assets	—	7.4	0.1	2.5

Total operating expenses	9.7	21.3	11.4	14.8

Operating income (loss)	12.8	(3.9)	9.0	2.7
Other income (expense):
Interest expense	(1.9)	(2.1)	(2.0)	(1.9)
Interest income	—	0.1	0.1	0.1
Other, net	0.7	0.1	0.3	—

Total other expense, net	(1.2)	(1.9)	(1.6)	(1.8)

Income (loss) before income taxes	11.6	(5.8)	7.4	0.9
Income tax (provision) benefit	2.6	2.3	2.0	(0.3)

Net income (loss)	9.0	(3.5)	5.4	0.6
Net income attributable to the noncontrolling interest	(0.9)	—	(0.6)	—

Net income (loss) attributable to TTM Technologies, Inc, stockholders	8.1%	(3.5)%	4.8%	0.6%

     Prior to our acquisition of the PCB Subsidiaries, we had two operating segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of our operations. Due to the acquisition, we have reassessed our operating segments and concluded that we will analyze our worldwide operations based on two geographic operating segments: 1) North America, which consists of six domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB manufacturing plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the U.S. operations, and its related Ireland sales support infrastructure; and 2) Asia Pacific, which consists of the newly acquired PCB Subsidiaries. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for our customers and use similar means of product distribution in their respective geographic regions.

     The following table compares net sales by reportable segment for the quarters and three quarters ended September 27, 2010 and September 28, 2009:

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2010	2009	2010	2009
	(In thousands)
Net Sales:
North America	$148,263	$139,075	$425,407	$432,552
Asia Pacific	211,463	—	384,536	—

Total sales	359,726	139,075	809,943	432,552
Inter-segment sales	(1,913)	—	(3,663)	—

Total net sales	$357,813	$139,075	$806,280	$432,552

Net Sales
     Net sales increased $218.7 million, from $139.1 million in the third quarter of 2009 to $357.8 million in the third quarter of 2010 and $373.7 million from $432.6 million for the three quarters ended 2009 to $806.3 million for the three quarters ended 2010 primarily due to our acquisition of the PCB Subsidiaries, which comprise our Asia Pacific reporting segment.
     Revenue for the North America segment increased $9.2 million, or 6.6%, from $139.1 million in the third quarter 2009 to $148.3 million in the third quarter of 2010 primarily due to increased sales volume at a number of our facilities due to the improving economy and the transfer of work from our closed facilities, partially offset by lost revenue resulting from the closure of our Los Angeles, California facility in November 2009, and our Hayward, California facility in March 2010. The revenue increase reflects an unchanged average PCB selling price from the third quarter of 2009 and an increase in PCB volume of 12% during the same period due to the improving economy.
     Revenue for the North America segment decreased $7.2 million, or 1.7%, from $432.6 million in the first three quarters of 2009 to $425.4 million in the first three quarters of 2010 primarily due to lower volume of backplane assemblies partially offset by higher PCB manufacturing revenue. PCB revenue reflects an increase in PCB volume of 7% during the first three quarters of 2010 due to the improving economy. Partially offsetting this increase in volume was a 4% decrease in PCB selling price during the same period due largely to a shift in production mix.
Cost of Goods Sold
     Cost of goods sold increased $162.6 million from $114.9 million in the third quarter of 2009 to $277.5 million in the third quarter of 2010 and $284.9 million from $357.0 million for the first three quarters of 2009 to $641.9 million for the first three quarters of 2010 primarily due to our acquisition of the PCB Subsidiaries, which comprise our Asia Pacific reporting segment.
     Cost of goods sold for the North America segment increased $1.6 million, or 1.4%, from $114.9 million for the third quarter of 2009 to $116.5 million for the third quarter of 2010 due primarily to increased production volume partially offset by reduced overhead from the facility closures discussed above, as well as lower direct material costs due to lower volumes of backplane assemblies, which inherently have a higher material content. As a percentage of net sales, cost of goods sold decreased from 82.6% for the third quarter of 2009 to 78.6% for the third quarter of 2010, primarily due to cost savings from our closed facilities and increased absorption of fixed costs across a smaller plant footprint following the closure of our Los Angeles and Hayward, California facilities.
     Cost of goods sold for the North America segment decreased $18.0 million, or 5.0%, from $357.0 million for the first three quarters of 2009 to $339.0 million for the first three quarters of 2010 due primarily to lower demand for backplane assemblies. Additionally, lower labor and direct material expenses due to the facility closures discussed above, partially offset by higher costs at our remaining facilities due to increased PCB production contributed to the decrease in our cost of goods sold. As a percentage of net sales, cost of goods sold decreased from 82.5% for the three quarters of 2009 to 79.7% for the first three quarters of 2010, primarily due to cost savings from our closed facilities and increased absorption of fixed costs across a smaller plant footprint following the closure of our Redmond, Washington, and Los Angeles and Hayward, California facilities.

      Cost of goods sold for the Asia Pacific segment for the first three quarters of 2010 were higher than expected due to the fair value mark up of the acquired PCB Subsidiaries inventory of approximately $6.7 million. There were no such fair value changes in the third quarter ended 2010, and we do not expect any further purchase price adjustments related to inventory in the future.
Gross Profit
     As a result of the foregoing, gross profit increased $56.1 million from $24.2 million for the third quarter of 2009 to $80.3 million for the third quarter of 2010 and $88.9 million from $75.5 million for the first three quarters of 2009 to $164.4 million for the three quarters of 2010. The increase in our gross profit was due primarily to our acquisition of the PCB Subsidiaries.
     Gross margin increased from 17.4% in the third quarter of 2009 to 22.5% in the third quarter of 2010 due to higher overall profit margins for the Asia Pacific segment and higher fixed cost absorption on higher volumes in our North America segment as well as cost savings from our closed facilities. Gross margin increased from 17.5% for the first three quarters of 2009 to 20.4% for the first three quarters of 2010 due to cost savings from our closed facilities and higher fixed cost absorption on higher volumes in our North America segment and higher overall profit margins for the Asia Pacific segment, partially offset by $6.7 million of increased costs in the Asia Pacific segment due to the fair value mark up of acquired PCB Subsidiaries inventory.
     Gross profit increased $7.5 million, or 31.0%, from $24.2 million for the third quarter of 2009 to $31.7 million for the third quarter of 2010 for the North America segment due primarily to higher revenue as described above. Gross margin increased from 17.4% in the third quarter of 2009 to 21.4% in the third quarter of 2010 due to cost savings from our closed facilities and higher fixed cost absorption on higher volumes.
     Gross profit increased $10.9 million, or 14.4%, from $75.5 million for the first three quarters of 2009 to $86.4 million for the first three quarters of 2010 for the North America segment due to lower cost of goods sold as described above. Gross margin increased from 17.5% for the first three quarters of 2009 to 20.3% for the first three quarters of 2010 due to cost savings from our closed facilities and higher fixed cost absorption on higher volumes.
Selling and Marketing Expenses
      Selling and marketing expenses increased $2.6 million, or 40.0%, from $6.5 million for the third quarter of 2009 to $9.1 million for the third quarter of 2010 due to our acquisition of the PCB Subsidiaries. As a percentage of net sales, selling and marketing expenses were 4.7% in the third quarter of 2009 as compared to 2.5% in the third quarter of 2010. Additionally, selling and marketing expenses increased $4.9 million, or 24.5%, from $20.0 million for the first three quarters of 2009 to $24.9 million for the first three quarters of 2010 due to our acquisition of the PCB Subsidiaries. As a percentage of net sales, selling and marketing expenses were 4.6% in the first three quarters of 2009 as compared to 3.1% in the first three quarters of 2010. The decline in selling and marketing expense as a percentage of net sales is due to our acquisition of the PCB Subsidiaries, which have lower selling labor and commission expense than our North America reporting segment.
General and Administrative Expenses
      General and administrative expenses increased $12.5 million from $9.4 million, or 6.8% of net sales, for the third quarter of 2009 to $21.9 million, or 6.1% of net sales, for the third quarter of 2010. Additionally, general and administrative expenses increased $30.8 million from $25.5 million, or 5.9% of net sales, for the first three quarters ended September 28, 2009 to $56.3 million, or 7.0% of net sales, for the first three quarters ended September 27, 2010. The increase in expense primarily relates to our acquisition of the PCB Subsidiaries for the quarter and three quarters ended September 27, 2010, as well as an increase in transaction related costs of $7.8 million from $1.4 million for the first three quarters ended September 28, 2009 to $9.2 million for the first three quarters ended September 27, 2010.

Amortization of Definite-Lived Intangibles
      Intangible amortization expense increased $2.8 million from $0.9 million, or 0.6% of net sales, for the third quarter of 2009 to $3.7 million, or 1.1% of net sales, for the third quarter of 2010. This expense increased $6.5 million from $2.6 million, or 0.6% of net sales, for the first three quarters of 2009 to $9.1 million, or 1.1% of net sales, for the first three quarters of 2010. The increase in both periods was due to our acquisition of the PCB Subsidiaries. Acquired identifiable intangible assets include customer relationships, trade name and order backlog.
Restructuring Charges
     Restructuring charges recorded for the first three quarters of 2010 are related to contract termination costs related to building operating leases associated with the closure of our Hayward, California facility, which the Company ceased use. For the third quarter of 2009 and first three quarters of 2009, the restructuring charges recorded related mainly to the closure of the Hayward and Los Angeles, California facilities and other Company-wide employee reduction actions during 2009.
Impairment of Long-lived Assets
     Impairment of long-lived assets of $0.8 million for the first three quarters of 2010 relates to the further reduction in the value of the Dallas, Oregon facility to record the estimated fair value less cost to sell given current market conditions. We sold this facility in July 2010. Impairment of long-lived assets of $10.3 million and $10.6 million for the third quarter of 2009 and for the first three quarters of 2009, respectively, was related to the impairment of certain long-lived assets, including assets held for sale, for our Redmond, Washington; Dallas, Oregon; and Hayward and Los Angeles, California facilities.
Other Expense
      Other expense increased $1.4 million from $2.7 million for the third quarter of 2009 to $4.1 million for the third quarter of 2010. Other expense increased $5.2 million from $7.9 million for the first three quarters of 2009 to $13.1 million for the first three quarters of 2010. The increase in other expense primarily relates to interest expense related to the debt assumed at the date of acquisition of the PCB Subsidiaries, as well as increased amortization of costs related to the issuance of this debt. For the quarter and three quarters of 2010, the increase in interest expense is partially offset by foreign currency transaction gains.
Income Tax Provision
      The provision for income taxes increased $12.6 million from a benefit of $3.2 million for the third quarter of 2009 to a provision of $9.4 million for the third quarter of 2010 primarily due to higher pre-tax income. Our effective tax rate was 22.7% in the third quarter of 2010 and (39.4)% in the third quarter of 2009. The provision for income taxes increased $15.0 million from $1.4 million for the first three quarters of 2009 to $16.4 million for the first three quarters of 2010 primarily due to higher pre-tax income. Our effective tax rate was 27.5% in the first three quarters of 2010 and 35.6% in the first three quarters of 2009. Our effective tax rate decreased in 2010 primarily due to the acquisition of the PCB Subsidiaries, which have a lower effective tax rate than our North America operations, offset by the impact of the non-deductibility of certain transaction costs. Additionally, certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items.
Net Income Attributable to the Noncontrolling Interests
     Net income attributable to noncontrolling interests was $3.1 million and $4.9 million for the quarter and three quarters ended September 27, 2010, respectively. This income relates to two majority-owned companies in China included in the PCB Subsidiaries acquisition.

Liquidity and Capital Resources
General
     Our principal sources of liquidity have been cash provided by operations, the issuance of Convertible Notes and, more recently, the issuance of term and revolving debt. Our principal uses of cash have been to meet debt service requirements, finance capital expenditures, fund working capital requirements and finance acquisitions. We anticipate that servicing debt, funding working capital requirements and financing capital expenditures will continue to be the principal demands on our cash in the future.
     As of September 27, 2010, we had net working capital, including restricted cash, of approximately $228.1 million, compared to $323.1 million as of December 31, 2009.
     Our annual 2010 capital expenditure plan is expected to total approximately $80 million (of which approximately $65 million relates to our Asia Pacific segment) and will fund capital equipment purchases to meet evolving customer needs, expand our technological capabilities throughout our facilities and replace aging equipment.
     The following table provides information on contractual obligations as of September 27, 2010:

		Less Than			After
Contractual Obligations(1)(2)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)
Long-term debt obligations	$380,174	$66,944	$225,730	$87,500	$—
Convertible debt obligations	175,000	—	—	175,000	—
Interest on debt obligations	46,555	13,896	20,981	11,678	—
Interest rate swap liabilities	6,823	2,446	4,377	—	—
Foreign currency forward contract liabilities	3	3	—	—	—
Equipment payables	70,176	61,249	8,927	—	—
Purchase obligations	2,927	2,927	—	—	—
Operating lease commitments	4,289	1,679	1,105	451	1,054

Total contractual obligations	$685,947	$149,144	$261,120	$274,629	$1,054

(1)	Unrecognized uncertain tax benefits of $0.1 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Environmental liabilities of $0.8 million, not included in the table above, are accrued and recorded as liabilities in the consolidated balance sheet.
     We are involved in various stages of investigation and cleanup related to environmental remediation at various production sites. We currently estimate that we will incur total remediation costs of $0.8 million over the next 12 to 84 months related to three Connecticut production sites.
     For our Connecticut production sites, we are involved in various stages of investigation and cleanup related to environmental remediation matters for two of the sites and have investigated a third site, where no contamination above applicable standards was found. Further, we are investigating and remediating former production sites in Washington and California We currently estimate that we will incur remediation costs of $0.8 million to $1.3 million for these sites. In addition, we have obligations to the Connecticut DEP to make certain environmental asset improvements to the waste water treatment systems in two Connecticut plants. These costs are estimated to be $0.1 million and have been considered in our capital expenditure plan for 2010.
     Based on our current level of operations, we believe that cash generated from operations, available cash and the proceeds from the issuance of Convertible Notes and Term and Revolving Loan; will be adequate to meet our currently anticipated debt service, capital expenditure, and working capital needs for the next 12 months and beyond. Our principal liquidity needs for periods beyond the next 12 months are to meet debt service requirements as well as for other contractual obligations as indicated in our contractual obligations table above and for capital purchases under our annual capital expenditure plan.

Cash Flows
     Net cash provided by operating activities was $36.6 million for the first three quarters of 2010, compared to $57.3 million for the first three quarters of 2009. Our 2010 operating cash flow of $36.6 million primarily reflects net income of $43.4 million, $46.2 million of depreciation and amortization, $4.7 million of stock-based compensation, a net increase in deferred income taxes of $6.8 million, and other items totaling $1.8 million, partially offset by a net decrease in working capital of $66.3 million primarily reflecting an increase in accounts receivable.
     Net cash provided by investing activities was $72.0 million for the first three quarters of 2010, compared to cash used of $6.8 million for the first three quarters of 2009. Net cash provided by investing activities in 2010 consisted of proceeds from the release of restricted cash to cash and cash equivalents of $120.0 million, proceeds from the sale of property, plant and equipment and assets held for sale of $4.3 million, and $1.4 million from the redemption of short-term investments, somewhat offset by $28.5 million for the PCB Subsidiaries’ acquisition and purchases of property, plant and equipment of $25.2 million.
     Net cash used by financing activities was $37.4 million for the first three quarters of 2010 and consisted primarily of $38.0 million of net repayments of borrowings on the revolving loan.
Credit Agreement
     On April 9, 2010, in conjunction with the acquisition of the PCB Subsidiaries, the Company became a party to a credit agreement (Credit Agreement), entered into on November 16, 2009 by the PCB Subsidiaries, which are now our wholly owned foreign subsidiaries of the Company. The credit agreement was put in place in contemplation of the acquisition in order to refinance existing credit facilities.
     The Credit Agreement consists of a $350.0 million senior secured Term Loan, a $87.5 million senior secured Revolving Loan, a $65.0 million Factoring Facility, and a $80.0 million Letters of Credit Facility, all of which mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of the PCB Subsidiaries. The Company has fully and unconditionally guaranteed the Credit Agreement for full and prompt payment when due of all present and future payment obligations.
     Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings under the Term Loan will bear interest at a rate of LIBOR plus 2.0%, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. There is no provision, other than an event of default, for these interest margins to increase. At September 27, 2010, the weighted average interest rate on the outstanding borrowings was 2.26%.
     We are required to make scheduled payments of the outstanding Term Loan balance beginning in 2011 under the Credit Agreement. All and any other outstanding balances under the Credit Agreement are due at the maturity date of November 16, 2013. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, in addition to maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. On August 3, 2010, we entered into a waiver and amendment letter with Hong Kong and Shanghai Banking Corporation Limited, as Facility Agent for and on behalf of the other lenders named in the Credit Agreement, as amended March 30, 2010, which amended certain financial covenants applicable to us. Pursuant to the waiver and amendment letter, the lenders under the Credit Agreement agreed to amend the financial covenants related to consolidated tangible net worth, gearing ratio (the ratio of consolidated net borrowings to consolidated tangible net worth), and leverage. At September 27, 2010, we were in compliance with the amended covenants.
     We are also required to pay a commitment fee of 0.20% per annum on any unused portion of loan or facility under the Credit Agreement. As of September 27, 2010, all of the Term Loan was outstanding and none of the Revolving Loan or the Factoring Facility were outstanding, and $62.7 million of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $87.5 million and $65.0 million, respectively, at September 27, 2010.

Bank Loans
     Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for our mainland China facilities acquired in conjunction with the acquisition of the PCB Subsidiaries. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either the LIBOR or People’s Bank of China rates with a small margin adjustment. These bank loans expire at various dates through May 2012.
Convertible Notes
     In May 2008, we issued our Convertible Notes in a public offering with an aggregate principal amount of $175.0 million. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. The Convertible Notes are senior unsecured obligations and will rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness and are accounted for by separately accounting for the liability and equity components of the convertible debt. At September 27, 2010 the remaining amortization period for the unamortized Convertible Note discount in the amount of $31.1 million and debt issuance costs of $3.1 million was 4.6 years. The amortization of the Convertible Notes debt discount and unamortized debt issuance costs are based on an effective interest rate of 8.37%.
     At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of September 27, 2010, none of the conversion criteria had been met.
     On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay cash for the lesser of the conversion value or $1,000 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1,000 principal amount of the notes. As of September 27, 2010, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
     The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be approximately 14.0 million shares.
     We are not permitted to redeem the notes at any time prior to maturity. In the event of a fundamental change or certain default events, as defined in the prospectus supplement, holders may require us to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.
     In connection with the issuance of the Convertible Notes, we entered into a convertible note hedge and warrant transaction (Call Spread Transaction) with respect to our common stock. The convertible note hedge, which cost an aggregate of $38.3 million and was recorded, net of tax, as a reduction of additional paid-in capital, consists of our option to purchase up to 11.0 million shares of common stock at a price of $15.96 per share. This option expires on May 15, 2015 and can only be executed upon the conversion of the Convertible Notes. Additionally, we sold warrants for the option to purchase 11.0 million shares of our common stock at a price of $18.15 per share. The warrants expire on August 17, 2015. The proceeds from the sale of warrants of $26.2 million was recorded as an addition to additional paid-in capital. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of our common stock.

Letters of Credit
     The Company maintains several letters of credit: a $1.5 million standby letter of credit expiring December 31, 2010 associated with its insured workers compensation program, a $1.0 million standby letter of credit expiring February 28, 2011 related to the lease of one of its production facilities, and various other letters of credits aggregating to approximately $0.7 million maintained by our foreign subsidiaries related to purchases of machinery and equipment with various expiration dates through June 2011.
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
Seasonality
     As a result of the product and customer mix of our Asia Pacific operating segment, a portion of our revenue will be subject to seasonal fluctuations going forward. This is primarily due to seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets that we serve. This seasonality typically results in higher net sales in the third quarter due to end customer demand for fourth quarter sales of consumer electronics products.
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
     On April 9, 2010, we entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146.5 million, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350.0 million Term Loan for this period. The notional amount of the interest rate swap decreases to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at September 27, 2010 was $146.5 million. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period.
     To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the quarter ended September 27, 2010. At inception, the fair value of the interest rate swap was zero. As of September 27, 2010, the fair value of the swap was recorded as a liability of $3.7 million in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in our consolidated condensed balance sheet. There was no impact to interest expense for the quarter ending September 27, 2010 as the interest rate swap does not hedge interest rate cash flows until the period beginning April 18, 2011. We have designated this interest rate swap as a cash flow hedge.
     We also, through our acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40.0 million, for the period beginning October 8, 2008 and ending on July 30, 2012. The notional amount of the interest rate swap amortizes to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at September 27, 2010 was $40.0 million. Under the terms of the interest rate swap, we will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, we did not designate this interest rate swap as a cash flow hedge. As of September 27, 2010, the fair value of the swap was recorded as a liability of $1.6 million in other long-term liabilities. The change in fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.
Foreign currency risks
     We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of the reporting process. Our Asia Pacific operations utilize the Chinese Renminbi or RMB, and the Hong Kong Dollar or HKD, as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income. The Company does not generally engage in hedging to manage foreign currency risk related to its revenue and expenses denominated in RMB and HKD.
     We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risk in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary in 2013, and certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts at September 27, 2010 was approximately $30.1 million. We did not have any foreign exchange contracts as of December 31, 2009. We have designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation. In this instance, the hedged item is a recognized liability subject to foreign currency transaction gains and losses and therefore, changes in the hedged item due to foreign currency exchange rates are already recorded in earnings. Therefore, hedge accounting has not been applied.

     The table below presents information about certain of the foreign currency forward contracts at September 27, 2010:

	As of September 27, 2010
		Average Contract
	Notional	Rate or Strike
	Amount	Amount
	(In thousands in USD)
Receive foreign currency / pay USD
Euro	$24,542	1.30
Japanese Yen	5,603	0.01

	$30,145

Estimated Fair Value	$1,301

Debt Instruments
     The table below presents information about certain of our debt instruments (bank borrowing) as of September 27, 2010.

								Weighted
							Fair Market	Average
	2011	2012	2013	2014	Thereafter	Total	Value	Interest Rate
				(In thousands)
Variable Rate:
US$	$56,500	$117,000	$192,500	$—	$—	$366,000	$358,171	2.22%
RMB	10,444	3,730	—	—	—	14,174	14,174	5.06%

Total Variable Rate	66,944	120,730	192,500	—	—	380,174	372,345

Fixed Rate:
US$	—	—	—	—	175,000	175,000	167,510	3.25%

Total Fixed Rate	—	—	—	—	175,000	175,000	167,510

Total	$66,944	$120,730	$192,500	$—	$175,000	$555,174	$539,855

Interest Rate Swap Contracts
     The table below presents information regarding our interest rate swaps as of September 27, 2010.

	Remaining 2010	2011	2012	2013	Fair Market Value
Average interest payout rate	3.43%	2.72%	2.59%	2.50%
Interest payout amount	(350)	(3,366)	(3,155)	(676)
Average interest received rate	0.26%	0.26%	0.26%	0.26%
Interest received amount	26	315	313	69
Fair value loss at September 27, 2010					(5,237)
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
     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2010, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to company management, including our CEO and CFO, as appropriate to allow timely discussion regarding disclosure.
Changes in Internal Control over Financial Reporting.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended September 27, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the acquisition of the PCB Subsidiaries and evaluating when it will complete an evaluation and review of the PCB Subsidiaries internal control over financial reporting.
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
     Prior to our acquisition of PCG in October 2006, PCG made legal commitments to the U.S. EPA and the State of Connecticut regarding settlement of enforcement actions against the PCG operations in Connecticut. On August 17, 2004, PCG was sentenced for Clean Water Act violations and was ordered to pay a $6.0 million fine and an additional $3.7 million to fund environmental projects designed to improve the environment for Connecticut residents. In September 2004, PCG agreed to a stipulated judgment with the Connecticut Attorney General’s office and the Connecticut Department of Environmental Protection (DEP) under which PCG paid a $2.0 million civil penalty and agreed to implement capital improvements of $2.4 million to reduce the volume of rinse water discharged from its manufacturing facilities in Connecticut. The obligations to the U.S. EPA were completed as of July 1, 2009. The Connecticut DEP obligation involves the installation of rinse water recycling systems at the Stafford, Connecticut facilities. As of September 27, 2010, one recycling system was completed and placed into operation, and approximately $0.1 million remains to be expended in the form of capital improvements to meet the second rinse water recycling system requirement which is expected to be completed by December 2010. We have assumed these legal commitments as part of our purchase of PCG. Failure to meet either commitment could result in further costly enforcement actions.

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

TTM Technologies, Inc.
/s/ Kenton K. Alder
Kenton K. Alder
Dated: November 8, 2010	President and Chief Executive Officer

/s/ Steven W. Richards
Steven W. Richards
Dated: November 8, 2010	Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Exhibits
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.