Form 10-K
period 2010-12-31
TTM TECHNOLOGIES INC
filed 2011-03-15
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 0-31285

TTM TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1033443 (I.R.S. Employer Identification No.)
2630 South Harbor Boulevard, Santa Ana, California (Address of Principal Executive Offices)	92704 (Zip Code)

(714) 327-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	Nasdaq Global Select Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 28, 2010, the last business day of the most recently completed second fiscal quarter), was $527,590,448. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 3, 2011, there were outstanding 80,782,338 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Statement Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this annual report or future quarterly reports to stockholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in Item 1A, “Risk Factors.”

Unless otherwise indicated or unless the context requires otherwise, all references in this document to “TTM,” “our company,” “we,” “us,” “our,” and similar names refer to TTM Technologies, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

General

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We are the largest PCB manufacturer in North America and one of the top five PCB manufacturers in the world, based on revenues, with approximately $1.2 billion in net sales in 2010. We have over 17,000 employees worldwide and we operate a total of 15 specialized and integrated facilities in the United States and China. We focus on providing time-to-market and advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final volume production. This one-stop solution allows us to align technology development with the diversified needs of our customers, many of whom are based in high growth markets, and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,160 customers in various markets throughout the world, including manufacturers of networking/communications infrastructure products, personal computers, touch screen tablets and mobile media devices (cellular phones and smart phones). We also serve the high-end computing, commercial aerospace/defense, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

In April 2010, we acquired from Meadville Holdings Limited (Meadville) all of the issued and outstanding capital stock of four of its subsidiaries. These four companies and their respective subsidiaries, collectively referred to as the PCB Subsidiaries, comprised Meadville’s PCB manufacturing and distributing business. Prior to the acquisition, the PCB Subsidiaries made Meadville one of the leading PCB manufacturers in China by revenue, with a focus on producing high-end PCB products. Our April 2010 acquisition of the PCB Subsidiaries greatly increased our global production capacity, expanded our presence in the touch screen tablet and mobile media device markets, and enhanced our flexible, rigid-flex, high-density interconnect (HDI) and substrate product capabilities.

Prior to our acquisition of the PCB Subsidiaries, we had two operating segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of our operations. Due to the acquisition, we reassessed our operating segments and now manage our worldwide operations based on two geographic operating segments: (1) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with our U.S. operations and its related European sales support infrastructure; and (2) Asia Pacific, which consists of the PCB Subsidiaries and their seven PCB fabrication plants, which include a substrate facility. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for our customers and uses similar means of product distribution in their respective geographic regions.

Industry Overview

PCBs are manufactured in panels from sheets of laminated material. Each panel is typically subdivided into multiple PCBs, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it. PCBs serve as the foundation for virtually all electronic products, ranging from consumer electronics products (such as cellular phones, smart phones, touch screen tablets and personal computers) to high-end commercial electronic equipment (such as medical equipment, data communications routers, switches and servers) and aerospace/defense electronic systems.

High-end commercial equipment and aerospace/defense products require customized, multilayer PCBs using advanced technologies. Most high-end commercial and aerospace/defense end markets have low volume requirements that demand a highly flexible manufacturing environment. Traditionally, consumer electronics products utilized commodity-type PCBs with lower layer counts, less complexity and larger production runs. However, recent advances in consumer electronics products are driving a transition to higher layer count, more complex PCBs.

According to Prismark Partners LLC, a PCB industry research firm, the worldwide market for PCBs was approximately $51.0 billion in 2010, with the Americas producing 8% (approximately $3.9 billion), China producing 36% (approximately $18.5 billion) and the rest of the world producing 56% (approximately $28.6 billion). According to Prismark Partners, worldwide PCB revenue is expected to increase at a rate of 6% to 8% in 2011.

Demand for increasing functionality in electronic products has increased the complexity of PCBs, and this trend is expected to continue. Consumers desire more capacity in their devices — in other words, the demand for the same or smaller size devices with more features is on the rise. Products designed to offer faster data transmission, thinner and more lightweight features, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using HDI technology, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. According to Gartner, Inc., a technology research firm, 268 million smart phones were produced in 2010, representing year-over-year growth of over 55%. Gartner predicts smart phone volume will reach approximately 710 million units by 2013, with a substantial portion of growth coming from the Chinese market. Recent industry reports indicate that the Chinese smart phone market is predicted to grow at a 29% compound annual growth rate (CAGR) by 2015, with international brands enjoying significant growth. According to a January 2011 Morgan Stanley research report, the proliferation of smart phones and touch screen tablets is expected to drive HDI PCB demand up 42% in 2011 over 2010 levels.

Following a similar upward trend, the global substrate market, which represents approximately 14% of the global PCB market, is expected to grow at a CAGR of 12% by 2014 according to BPA Consulting, a PCB industry research firm. This growth is driven by increasing demand for end-products containing highly-advanced semiconductors. The Chinese substrate market alone is expected to grow at a CAGR of 17% due to both China’s increased production of semiconductors and the continuing growth in end-products containing highly advanced semiconductors. Substrate manufacturing requires deployment of large amounts of resources and strong engineering services. For this reason, we believe that the number of competitors is much smaller compared to standard PCB manufacturers.

The PCB manufacturing market is highly fragmented with relatively few large scale companies. According to a report by N.T. Information, a PCB industry research firm, dated June 2010, there were approximately 2,800 manufacturers worldwide in 2009, with the top 20 suppliers representing approximately 40% of the global market. As a result of global economic trends, the number of PCB producers operating in China has increased significantly since 2000. This corresponds with a significant decline of North American and European PCB producers during the same time period.

Industry Trends

We believe that several trends are impacting the PCB manufacturing industry. These trends include:

Shorter electronic product life cycles.  Continual advances in technology have shortened the life cycles of complex commercial electronic products, placing greater pressure on OEMs to quickly bring new products to market. The accelerated time-to-market and ramp-to-volume needs of OEMs for high-end commercial equipment create opportunities for PCB manufacturers that can offer engineering support in the prototype stage and manufacturing scalability throughout the production life cycle.

Increasing complexity of electronic products.  OEMs continue to design higher performance electronic products, which in turn require technologically complex PCBs that can accommodate higher speeds and component densities, including HDI PCBs. These complex PCBs can require very high layer counts, advanced manufacturing processes and materials, and high-mix production capabilities, which involve processing small lots in a flexible manufacturing environment. OEMs increasingly rely upon larger PCB manufacturers, which possess the financial resources necessary to invest in advanced manufacturing process technologies and sophisticated engineering staff, often to the exclusion of smaller PCB manufacturers that do not possess such technologies or resources. Even the low end of the PCB market (less than four layers) continues to transition to higher layer counts as consumer products increase in complexity. Advances in chip technology continue to drive market share growth in HDI, substrate and flex PCB categories.

Increasing concentration of global PCB production in Asia.  In recent years, many electronics manufacturers have moved their commercial production to Asia to take advantage of its exceptionally large, low-cost labor pool. In particular, the trend has favored China, which had the largest PCB market in terms of both revenue and number of suppliers in 2010 according to Prismark Partners and N. T. Information. The overall technical capability of suppliers in China has improved dramatically in recent years and China has emerged as a global production center for cellular phones, smart phones, touch screen devices, computers and computer peripherals, and high-end consumer electronics. According to BPA Consulting, approximately 53% of the world’s PCB production will be generated from China, Hong Kong and Taiwan by 2013. The continued outsourcing of production to China should result in additional commercial market share potential for PCB manufacturers with a strong presence and reputation in China.

Decreased reliance on multiple PCB manufacturers by OEMs.  OEMs traditionally have relied on multiple PCB manufacturers to provide different services as an electronic product moves through its life cycle. The transfer of a product among different PCB manufacturers often results in increased costs and inefficiencies due to incompatible technologies and manufacturing processes and production delays. In addition, OEMs generally find it easier and less costly to manage fewer PCB manufacturers. As a result, OEMs are reducing the number of PCB manufacturers and backplane assembly service providers on which they rely, presenting an opportunity for those that can offer one-stop manufacturing capabilities — from prototype to volume production.

Unique capabilities for aerospace/defense products.  The aerospace/defense market is characterized by increasingly time-consuming and complex certification processes, long product life cycles, and a demand for leading-edge technology with extremely high reliability and durability. While the US Department of Defense (DoD) budget faces increasing scrutiny as part of overall US budget deficit reduction efforts, we anticipate that a continued DoD commitment and upgrades, incorporating leading-edge PCB technology in products for reconnaissance and intelligence, communications and weapon systems combined with Foreign Military Sales (FMS) programs and a recovering global commercial aerospace industry, will support a significant long-term market for these products. Success in the aerospace/defense market is generally achieved only after manufacturers demonstrate the long-term ability to pass extensive OEM and government certification processes, numerous product inspections, audits for quality and performance, and extensive administrative requirements associated with participation in government and high reliability commercial aerospace programs. United States export controls represent a barrier to entry for international competition as they restrict the overseas export and/or overseas manufacture of defense-related materials, services, and sensitive technologies that are associated with United States government programs. In addition, the complexity of the end products serves as a barrier to entry to many potential new suppliers. TTM’s global footprint and strong historical relations with leading North American defense and commercial aerospace contractors provides us with a positive position to support the emerging commercial aerospace industry in China.

Our Strategy

Our goal is to be the leading global provider of time-critical, one-stop manufacturing services for highly complex PCBs. In our Asia Pacific segment, we intend to primarily target the smart phone, touch screen tablet and networking infrastructure markets; increase our high technology conventional, HDI, flex and rigid-flex capabilities and capacities; and enhance our current niche position in substrates. In our North America segment, we intend to continue to capitalize on our advanced technology, high mix/low volume and quick-turn around (QTA) service capabilities; enhance our commercial PCB capacity; expand our strategic account management model to strengthen our customer relationships; and leverage our market leadership and niche positions. More generally, our strategy includes:

Emphasize advanced technological capabilities and manufacturing processes.  As the demand for more high-end PCBs increases across all markets, production of sophisticated PCBs becomes more complex. We address this growing market by delivering time critical and highly complex manufacturing services. We manufacture PCBs with layer counts in excess of 30 layers and believe that our HDI, flex and rigid-flex, substrate and other high technology capabilities provide an attractive market niche for our company. Our Asia Pacific segment has been a leader in HDI PCBs and IC substrate manufacturing and, accordingly, we believe that we have an early-mover advantage over many of our competitors. With rising requirements for faster data transmission, shrinking features (lightweight and thin) and lower power consumption, more PCB designs have migrated to more complex HDI PCBs from conventional multi-layer PCBs. This is especially true of portable devices such as smart phones and tablet PCs. As a leading manufacturer, we continually evaluate and invest in advanced production equipment, new manufacturing processes, engineering and process technology capabilities, in order to further reduce our delivery times, improve quality, increase yields and decrease costs.

Focus on early stages of product life cycle.  We work to service our customers’ needs from the earliest stages of product development, including design services, engineering support and prototype development. By building alliances with our customers early in the development process, we are able to gain advantages in our core markets through the sharing and transfer of technologies and know-how. These alliances, often the result of strategic account management efforts, frequently allow us to gain access to new product pipelines and technologies we may not be able to otherwise obtain, or to obtain them more rapidly, thereby enhancing our leadership position in our targeted markets. Our expertise with new product development is enhanced by our ability to deliver highly complex PCBs to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products more quickly and reduce their time to market. In addition, our QTA services provide us with an opportunity to cross-sell our other services, including high-mix and volume production in our targeted end markets.

Pursue new customers in growth end markets.  We continue to pursue new customers with high growth characteristics and target additional high growth end-markets that are characterized by rapid product introduction cycles and demand for time-critical services. In that regard, our 2010 Meadville acquisition provided significant opportunities in high growth end markets such as the networking/communications infrastructure, touch screen tablet, mobile media device (cellular phones and smart phones) and high-end computing markets. Over the last several years, China has emerged as a global production center for these products. This trend has driven the growth of the PCB market, particularly in China. Our strategic focus on these fast-growing markets, together with our reputation and network of China facilities, has enabled us to generate strong sales growth. Our ability to serve these markets is enhanced by our technological capabilities, as these markets require PCB products with higher layer counts, feature miniaturization, and higher circuit density. In addition, we intend to pursue high-end commercial and defense customers that demand flexible and advanced manufacturing processes, expertise with high-performance specialty materials assembly and testing capabilities, and expertise in other high-mix and complex technologies. We regularly evaluate and pursue internal initiatives aimed at adding new customers and better serving existing customers within our markets.

Capitalize on our large presence in China.  We believe that our Asia Pacific operating segment provides a key strategic and competitive advantage. Many key suppliers, direct OEM customers, and EMS customers manufacturing on behalf of OEMs are located in China. China’s increasing dominance in electronics supply chain management is particularly evident in desktop computers, notebook computers, servers, cellular phones, smart phones, touch screen tablets, and communication equipment products. Proximity to these China-based suppliers and customers enables us to react swiftly to customer demand for comprehensive PCB products and services. We are also able to coordinate more effectively with our suppliers, and enjoy a cost advantage in terms of transportation costs over PCB manufacturers located outside of China. Furthermore, due to historically low labor costs in China, we are able to maintain comparatively lower operating costs and increased production process flexibility.

Maintain our customer-driven culture.  Our customer-oriented culture emphasizes extraordinary service, competitive differentiation and superior execution. Our customer-oriented strategies include engaging in co-development of new products, capturing new technology products for next generation equipment, and continuing to invest in and enhance our HDI PCB, rigid flex and flex PCB capabilities. Our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers. Other key elements of our customer focus includes managing customer schedules and vender inventory.

Market our facility specialization and one-stop manufacturing solution.  We utilize a facility specialization strategy in which each order is directed to the facility best suited to the customer’s particular delivery time, product complexity and volume needs. Our plants use compatible technologies and manufacturing processes, allowing us generally to move orders between plants to optimize operating efficiency. This strategy provides customers with faster delivery times and enhanced product quality and consistency. In addition, our global one-stop manufacturing solution includes engineering support, prototype, low volume/high-mix products, medium volume/ramp and high-volume production. This one-stop solution allows us to provide a broad array of services and technologies to meet the rapidly evolving needs of our customers. See “Item 2 — Properties” for a further description of our global specialized and integrated production facilities.

Products and Services

We offer a wide range of PCB products including conventional PCBs, HDI PCBs, flexible PCBs, rigid-flex PCBs, backplane assemblies, and IC substrates. We also offer certain value-added services to support our customers’ needs. These include design for manufacturability (DFM) support during new product introduction stages, PCB layout design, simulation and testing services, QTA production and drilling and routing services. By providing these value-added services to customers, we are able to provide our customers with a “one-stop” manufacturing solution, which enhances our relationships with our customers.

Conventional PCBs

A PCB is a board containing a pattern of conducting material, such as copper, which becomes an electrical circuit when electrical components are attached to it. It is the basic platform used to interconnect electronic components and can be found in most electronic products, including computers and computer peripherals, communications equipment, cellular phones, high-end consumer electronics, automotive components and medical and industrial equipment. PCBs are more product-specific than other electronic components because generally they are unique for a specific electronic device or appliance. Conventional PCBs can be classified as single-sided, double-sided and multi-layer boards.

A multi-layer PCB can accommodate more complex circuitry than a double-sided PCB. It has more than two copper circuit layers with pieces of laminate bonded by resin in between layers. Multi-layer PCBs require more sophisticated production techniques compared to single and double-sided PCBs, as, among other things, they require high precision manufacturing and more stringent product quality. The number of layers comprising a PCB generally increases with complexity of the end product. For example, a simple consumer device such as a garage door controller may use a single sided or double sided PCB, while a high-end network router or computer server may use a PCB with 20 layers or more.

High density interconnect or HDI PCBs

Our North America and Asia Pacific segments produce HDI PCBs, which are PCBs with higher wiring density per unit area and require more sophisticated technology and manufacturing processes for their production than conventional PCB products. HDI PCBs are boards with high-density characteristics including micro holes, or vias (diameter typically less than 0.1 mm), fine lines (line width and spaces typically less than 0.075 mm) and can be composed of thin high performance materials, thereby enabling more connectivity functions per unit area. In general, a board’s complexity is a function of density, layer count, laminate material type and surface finishes. Board density represents a key indicator of a PCB’s overall complexity. As electronic devices have become smaller and more portable, with higher functionality, demand for advanced HDI PCB products has increased dramatically.

Flexible PCBs

Flexible PCBs are printed circuits produced on a flexible laminate, allowing it to be folded or bent to fit the available space or allow relative movement. We manufacture circuits on flexible substrates that can be installed in three-dimensional applications for electronic packaging systems. Use of flexible circuitry can enable improved reliability, improved electrical performance, reduced weight and reduced assembly costs when compared with traditional wire harness or ribbon cable packaging. Flexible PCBs can provide flexible electronic connectivity of an electrical device’s apparatus such as printer heads, cameras, camcorders, TVs, mobile handsets, and touch screen tablets.

Rigid-flex PCBs

Rigid-flex circuitry provides a simple means to integrate multiple PCB assemblies and other elements such as display, input or storage devices without wires, cables or connectors, replacing them with thin, light composites that integrate wiring in ultra-thin, flexible ribbons between sections. In rigid-flex packaging, a flexible circuit substrate provides a backbone of wiring with rigid multilayer circuit sections built-up as modules where needed.

Since the ribbons can be bent or folded, rigid-flex provides a means to compactly package electronics in three dimensions with dynamic or static bending functions as required, enabling miniaturization and thinness of product design. The simplicity of rigid-flex integration also generally reduces the number of parts required, which can improve reliability. The increasing popularity of mobile electronics coupled with the design trend of developing increasingly thinner, lighter and more feature-rich products is expected to further drive growth in the rigid-flex and flex sector, where these PCBs are the backbone of miniaturization.

Rigid-flex technology is essential to a broad range of applications including aerospace, industrial and transportation systems requiring high reliability; hand-held and wearable electronics such as mobile phones, video cameras and music players where thinness and mechanical articulation are essential; and ultra-miniaturized products such as headsets, medical implants and semiconductor packaging where size and reliability are paramount.

Backplane assemblies

A backplane is an interconnecting device that has circuitry and sockets into which PCBs or other additional electronic devices can be plugged. In a computer, these may be referred to as a “motherboard.” The manufacture of backplane assemblies involves mounting various electronic components to large PCBs. Components include, but are not limited to, connectors, capacitors, resistors, diodes, integrated circuits, hardware and a variety of other parts. We can assemble backplanes and sub-systems and provide full system integration of backplane assemblies, cabling, power, thermal, and other complex electromechanical parts into chassis and other enclosures. In addition to assembly services, we provide inspection and testing services such as automated optical inspection (AOI) and X-ray inspection to ensure that all components have been properly placed and electrical circuits are complete. Our focus is to provide backplane and sub-system assembly products primarily as an extension of our commercial and aerospace/defense PCB offerings.

IC substrates

IC substrates are mounts that are used to connect very small ICs (integrated circuits or semiconductors) to comparatively larger PCBs for assembly into electronic end-products such as memory modules, cellular phones, digital cameras, automotive GPS and engine controls. IC substrates, also known as IC carriers, are highly miniaturized circuits manufactured by a process largely similar to that for PCBs, but requiring the use of ultra-thin materials and including micron-scale features, as they must bridge the gap between sub-micron IC features and millimeter scale PCBs. Consequently, IC substrates are generally manufactured in a semiconductor-grade clean room environment to ensure products are free of defects and contamination.

IC substrates are a basic component of IC packages which, combined with other electronic components in an assembly, control functions of an electronic appliance. IC packages can be broadly divided into single chip modules (or SCMs) and multi-chip modules (or MCMs), with the former containing one IC chip, and the latter containing multiple chips and other electronic components.

Design and Engineering Services

We are actively involved in the early stages of many of our customers’ product development cycles. This involvement positions us at the leading-edge of technical innovation in the engineering of complex PCBs. Our engineering and sales teams collaborate to identify the specific needs of our customers and work with them to develop innovative, high performance solutions. We have the ability to offer both mechanical and electrical computer aided design (CAD) services, which allows us to offer our customers complete design through production services for PCB, assembly and system level products. We also offer signal integrity, thermal, and structural analysis services. This method of product development provides us with an in-depth understanding of our customers’ businesses and enables us to better anticipate and serve their needs. Establishing customer relationships early in a product’s life cycle, often as a result of our strategic account management efforts, also provides an advantage in securing preferred vendor status for subsequent ramp to volume and volume production opportunities.

Process and product development

Process and product development plays a vital role in our business. As electronic products become smaller, demands are also increasing for higher speed and functionality of such products. Accordingly, continued advancement in processing technology is required to develop increasingly smaller sized PCB products with increased functionality by accommodating even more powerful and complicated chipsets. As product responsiveness and speed increases, special electrical properties become factors affecting signal integrity and the transmission speed between PCBs and the electrical components to which they are connected. Special materials, equipment, chemicals and manufacturing processes are therefore required to ensure the proper functioning of the final electronic end-product.

Quick-turn around services

We refer to our rapid turnaround services as “quick-turn around” because we provide custom-fabricated PCBs to our customers within as little as 24 hours to 10 days. As a result of our ability to rapidly and reliably respond to the critical time requirements of our customers, we generally receive premium pricing for our QTA services as compared to standard lead time prices.

•	Prototype production. In the design, testing, and launch phase of a new electronic product’s life cycle, our customers typically require limited quantities of PCBs in a very short period of time. We satisfy this need by manufacturing prototype PCBs in small quantities, with delivery times ranging from as little as 24 hours to 10 days.

•	Ramp-to-volume production. After a product has successfully completed the prototype phase, our customers introduce the product to the market and require larger quantities of PCBs in a short period of time. This transition stage between low-volume prototype production and volume production is known as ramp-to-volume. Our ramp-to-volume services typically include manufacturing up to a few hundred PCBs per order with delivery times ranging from five to 15 days.

Manufacturing Technologies

The market for our products is characterized by rapidly evolving technology. In recent years, the trend in the electronic products industry has been to increase the speed, complexity, and performance of components while reducing their size. We believe our technological capabilities allow us to address the needs of manufacturers who must bring complicated electronic products to market faster.

To manufacture PCBs, we generally receive circuit designs directly from our customers in the form of computer data files, which we review to ensure data accuracy and product manufacturability. Processing these computer files with computer aided manufacturing (CAM) technology, we generate images of the circuit patterns that we then physically develop on individual layers, using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuitry, which are separated by electrical insulating material. A multilayer circuit board is produced by laminating together multiple layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by drilling and plating through small holes, called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer count PCBs with extremely fine geometries and tolerances. Because of the tolerances involved, we employ clean rooms in certain manufacturing processes where tiny particles might otherwise create defects on the circuit patterns. We also use automated optical inspection systems and electrical testing systems to ensure consistent quality of the circuits we produce.

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce PCBs with the following characteristics:

•	High layer count. Manufacturing PCBs with a large number of layers is difficult to accomplish due to the accumulation of manufacturing tolerances and registration systems required. In our North America segment, we regularly manufacture PCBs with more than 30 layers on a quick-turn and volume basis. Approximately 62% of our 2010 North America PCB revenue involved the manufacture of PCBs with at least 12 layers or more, compared with 60% in 2009. Printed circuit boards with at least 20 layers or more represented 31% of North America PCB revenue in 2010, up from 26% in 2009. Approximately 24% of our 2010 Asia Pacific net sales involved the manufacture of PCBs with at least 12 layers or more.

•	High Density Interconnect (HDI). HDI technology utilizes microvias, which are small vias with diameters generally between 0.001 inches and 0.005 inches after plating. These microvias consume much less space on the layers they interconnect, thereby providing for greater wiring densities and closer spacing of components and their attachment pads. The fabrication of PCBs with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area. HDI PCBs represented approximately 34% of our Asia Pacific net sales in 2010.

•	Blind and buried vias. Vias are drilled holes that provide electrical connectivity between layers of circuitry in a PCB. Blind vias connect the surface layer of the PCB to an internal layer and terminate at the internal layer. Buried vias are holes that do not reach either surface of the PCB but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias.

•	Embedded passives. Embedded passive technology involves embedding either the capacitive or resistive elements inside the PCB, which allows for removal of passive components from the surface of the PCB and thereby leaves more surface area for active components. Use of this technology results in greater design flexibility and products with higher component density and increased functionality.

•	Fine line traces and spaces. Traces are the connecting copper lines between the different components of the PCB, and spaces are the distances between traces. The smaller the traces and the tighter the spaces, the higher the density on the PCB and the greater the expertise required to achieve a desired final yield on an order. We are able to provide 0.002 inch traces and spaces.

•	High aspect ratios. The aspect ratio is the ratio between the thickness of the PCB and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a PCB. In production, we are able to provide aspect ratios of up to 15:1.

•	Thin core processing. A core is the basic inner-layer building block material from which PCBs are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil laminated on either side. The thickness of inner-layer cores is typically determined by the overall thickness of the PCB and the number of layers required. The demand for thinner cores derives from the requirements for thinner PCBs, higher layer counts and various electrical parameters. Core thickness in our PCBs ranges from as little as 0.002 inches up to 0.062 inches.

•	Advanced hole fill process. Our advanced hole fill processes provide designers the opportunity to increase the density of component placements by reducing the surface area required to place many types of components. In traditional design, components are routed from their surface interfaces through via connections in order to access power and ground connections and the internal circuitry used to connect to other discrete components. Our advanced hole fill processes provide methods to allow for vias to be placed inside their respective surface mount pads by filling the vias with a thermoset epoxy and plating flat copper surface mount pads directly over the filled hole.

•	Advanced materials. We manufacture circuit boards using a wide variety of advanced insulating materials. These high-performance materials offer electrical, thermal, and long-term reliability advantages over conventional materials but are more difficult to manufacture. We are certified by Underwriters Laboratories to manufacture PCBs using many types and combinations of these specialty materials. This wide offering allows us to manufacture complex boards for niche and high-end commercial and aerospace/defense markets.

•	High frequency circuits. We have the ability to produce and test specialized circuits used in radio-frequency or microwave emission and collection applications. These products are typically used for radar, transmit/receive antennas and similar wireless applications. Markets for these products include defense, avionics, satellite, and commercial. The manufacture of these products requires advanced materials, equipment, and methods that are highly specialized and distinct from conventional printed circuit manufacturing techniques. We also offer specialized radio-frequency assembly and test services.

•	Thermal management. Increased component density on circuit boards often requires improved thermal dissipation to reduce operating temperatures. We have the ability to produce printed circuits with electrically passive heat sinks laminated externally on a circuit board or between two circuit boards and/or electrically active thermal cores.

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the networking/communications, aerospace/defense, high-end computing and medical/industrial/instrumentation end markets of the electronics industry. Included in the end markets that our OEM and EMS customers serve is the U.S. government. As a result, we are a supplier, primarily as a subcontractor, to the U.S. government. We measure customers as those companies that have placed orders of $2,000 or more in the preceding 12-month period. As of December 31, 2010 and 2009, we had approximately 1,160 and 850 customers, respectively. The increase in customers is due primarily to our acquisition of the PCB Subsidiaries in April 2010.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2010	2009	2008

Aerospace/Defense	20%	44%	37%
Cellular Phone	10	—	—
Computing/Storage/Peripherals	21	11	12
Medical/Industrial/Instrumentation/Other	9	8	10
Networking/Communications	35	36	40
Other	5	1	1

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

Sales attributable to our five largest OEM customers, which can vary from year to year, accounted for 28%, 34% and 29% of our net sales in 2010, 2009 and 2008, respectively. Our five largest OEM customers in 2010 were, in alphabetical order, Apple, Cisco Systems, Ericsson, Huawei, and IBM. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 45%, 47% and 52% of our net sales in 2010, 2009 and 2008, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers. This positions us to participate in business that is awarded at the discretion of the EMS provider. Our five largest EMS customers in 2010 were, in alphabetical order, Celestica, Flextronics, Hon Hai, Jabil and Plexus.

During 2010, 2009 and 2008 our net sales by country were as follows:

Country	2010	2009	2008

United States	35%	74%	74%
China	42	16	12
Malaysia	5	5	5
Other	18	5	9

Total	100%	100%	100%

Net sales to other countries, individually, for the years ended December 31, 2010, 2009 and 2008 did not exceed 10% of total net sales.

Our marketing strategy focuses on building long-term relationships with our customers’ engineering and new product introduction personnel early in the product development phase, frequently through strategic account management teams. As the product moves from the prototype stage through ramp-to-volume and volume production, we shift our focus to the customers’ procurement departments in order to capture sales at each point in the product’s life cycle.

Our staff of engineers, sales support personnel, and managers assist our sales representatives in advising customers with respect to manufacturing feasibility, design review, and technological capabilities through direct communication and visits. We combine our sales efforts with customer service at each facility to better serve our customers. Each large customer is typically assigned an account manager to coordinate all of the company’s services across all of our facilities. Additionally, the largest and most strategic customers are also supported by selected program management and engineering resources. Our sales force is comprised of direct sales personnel, complemented by a large force of commission-based, independent representatives.

Our international footprint includes the PCB Subsidiaries and their seven PCB fabrication plants, a backplane and sub-system assembly operation in Shanghai, China, and customer inventory hubs in France, Poland, Hong Kong, China, Mexico, and Southeast Asia. Our international sales force services customers throughout North America, Europe, Asia, and the Middle East. We believe our international reach enables us to access new customers and allows us to better serve existing customers.

Suppliers

The primary raw materials we use in PCB manufacturing include copper-clad laminate; chemical solutions such as copper and gold for plating operations; photographic film; carbide drill bits; and plastic for testing fixtures. Although we have preferred suppliers for some raw materials used in the manufacture of PCBs, most of our raw materials are generally readily available in the open market from numerous other potential suppliers.

The primary raw materials we use in backplane assembly are manufactured components such as PCBs, connectors, capacitors, resistors, diodes, integrated circuits and formed sheet metal, many of which are custom made and controlled by our customers’ approved vendors. These components for backplane assemblies in some cases have limited or sole sources of supply. For example, in some instances our customers will require us to use a specific component from a particular supplier or require us to use a component provided by the customer itself, in which case we may have a single or limited number of suppliers for these specific components.

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

Both PCB and IC substrates are heavy consumers of gold and copper, which represented a significant amount of our cost of goods sold in 2010, and are thus vulnerable to cost increases if raw material prices rise. See “Item 1A — Risk Factors.”

Competition

Despite industry consolidation, the PCB industry is fragmented and characterized by intense competition. Our principal PCB and substrate competitors include Unimicron, Ibiden, Tripod, Foxconn, DDi, Sanmina-SCI, Multek and Wus. Our principal backplane assembly competitors include Amphenol, Sanmina-SCI, Simclar, TT Electronics, and Viasystems.

We believe we compete favorably based on the following competitive factors:

•	status as a top five global PCB manufacturer;

•	capability and flexibility to produce technologically complex products;

•	ability to offer one-stop manufacturing solution;

•	specialized and integrated manufacturing facilities;

•	ability to offer time-to-market capabilities;

•	leading edge aerospace/defense capabilities;

•	flexibility to manufacture low volume, high-mix products;

•	consistent high-quality product; and

•	outstanding customer service.

In addition, we believe our continuous evaluation and early adoption of new manufacturing and production technologies give us a competitive advantage. We believe that our ability to manufacture PCBs using advanced technologies, including our HDI and substrate capabilities, provides us with a competitive advantage over manufacturers that do not possess this advanced technological expertise. Our future success will depend in large part on our ability to maintain and enhance our manufacturing capabilities and production technologies.

Seasonality

As a result of the product and customer mix of our Asia Pacific operating segment, a portion of our revenue is subject to seasonal fluctuations. These fluctuations include seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets that we serve. This seasonality typically results in higher net sales in the third quarter due to end customer demand for fourth quarter sales of consumer electronics products. Seasonal fluctuations also include the Chinese New Year holiday in the first quarter, which typically results in lower net sales.

Backlog

Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. We obtain firm purchase orders from our customers for all products. However, for many of these purchase orders, customers do not make firm orders for delivery of products more than 30 to 60 days in advance. Some of the markets which we serve are characterized by increasingly short product life cycles. For other markets, longer product life cycles are more common as are orders for deliveries greater than 60 days in advance. At December 31, 2010, total backlog was $207.8 million compared with $93.6 million at the end of 2009. The increase in the backlog is due primarily to our acquisition of the PCB Subsidiaries in April 2010 as well as stronger business conditions in 2010 compared to 2009. Substantially all backlog at December 31, 2010 is expected to be converted to sales in 2011.

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

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the U.S. government, including the U.S. Department of Defense, or the DoD, which requires that we maintain facility security clearances under the National Industrial Security Program, or NISP. The NISP requires that a corporation maintaining a facility security clearance take steps to mitigate foreign ownership, control or influence, referred to as “FOCI.” Pursuant to these laws and regulations, effective October 2010 we entered into a Special Security Agreement with the DoD; Su Sih (BVI) Limited, or Su Sih (a significant foreign minority owner of our capital stock); and Mr. Tang Hsiang Chien (as the beneficial owner of Su Sih). The purpose of the Special Security Agreement is to deny Mr. Tang, Su Sih, and other persons affiliated with our PCB Subsidiaries from unauthorized access to classified and controlled unclassified information and influence over our business or management in a manner that could result in the compromise of classified information or could adversely affect the performance of classified contracts.

Other Governmental Regulations

Our operations, particularly those in North America, are subject to a broad range of regulatory requirements relating to export control, environmental compliance, waste management, and health and safety matters. In particular, we are subject to the following:

•	U.S. Department of State regulations, including the Arms Export Control Act (AECA) and International Traffic In Arms Regulations (ITAR) located at 22 CFR Parts 120-130;

•	U.S. Department of Commerce regulations, including the Export Administration Regulations (EAR) located at 15 CFR Parts 730-744;

•	Office of Foreign Asset Control (OFAC) regulations located at 31 CFR Parts 500-599;

•	U.S. Occupational Safety and Health Administration (OSHA), and state OSHA and Department of Labor laws pertaining to health and safety in the workplace;

•	U.S. Environmental Protection Agency (U.S. EPA) regulations pertaining to air emissions; wastewater discharges; and the use, storage, discharge, and disposal of hazardous chemicals used in the manufacturing processes;

•	Department of Homeland Security (DHS) regulations regarding the storage of certain chemicals of interest;

•	corresponding state laws and regulations, including site investigation and remediation;

•	corresponding U.S. county and city agencies;

•	corresponding regulations and agencies in China for our Chinese facilities;

•	material content directives and laws that ban or restrict certain hazardous substances in products sold in member states of the European Union, China, other countries, and New York City; and

•	directives that disallow the use of certain minerals (“conflict minerals”) originating in the Democratic Republic of the Congo.

To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation at other sites are found to exist, we may be required to incur substantial additional expenditures.

Employees

As of December 31, 2010, we had 17,448 employees. Of our employees, 15,691 were involved in manufacturing and engineering, 271 worked in sales and marketing, and 1,486 worked in accounting, systems and other support capacities. None of our U.S. employees are represented by unions. In China, approximately 8,251 employees are represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees.

Management

The following table, together with the accompanying text, presents certain information as of December 31, 2010, with respect to each of our executive officers.

Name	Age	Position(s) Held With the Company

Kenton K. Alder	61	Chief Executive Officer, President and Director
Chung Tai Keung, Canice	55	Chief Executive Officer - Asia Pacific Region
Steven W. Richards	46	Executive Vice President, Chief Financial Officer and Secretary
Douglas L. Soder	50	Executive Vice President
Shane S. Whiteside	45	Executive Vice President and Chief Operating Officer

Kenton K. Alder has served as our Chief Executive Officer, President and Director since March 1999. From January 1997 to July 1998, Mr. Alder served as Vice President of Tyco Printed Circuit Group Inc., a PCB manufacturer. Prior to that time, Mr. Alder served as President and Chief Executive Officer of ElectroStar, Inc., previously a publicly held PCB manufacturing company, from December 1994 to December 1996. From January 1987 to November 1994, Mr. Alder served as President of Lundahl Astro Circuits Inc., a predecessor company to ElectroStar. Mr. Alder holds a Bachelor of Science degree in Finance and a Bachelor of Science degree in Accounting from Utah State University.

Mr. Chung Tai Keung, Canice has served as Chief Executive Officer of our Asia Pacific operating segment since April 8, 2010. Prior to joining our company, Mr. Chung served as Deputy Managing Director of Meadville Group since 2005. Prior to joining the Meadville Group, Mr. Chung was an executive director of Elec & Eltek International Holdings Limited (formerly listed on The Stock Exchange of Hong Kong Limited) from August 1993 to March 2005 and Elec & Eltek International Company Limited (a company listed on the Singapore Exchange Securities Trading Limited) from April 1994 to March 2005. Mr. Chung had been Chief Executive Officer of Elec & Eltek Group’s PCB business and held various management positions at Fairchild Semiconductors (HK) Limited, China Cement Company (Hong Kong) Limited, the Astec Group and Chen Hsong Machinery Co, Limited. Mr. Chung graduated from the Hong Kong Polytechnic University in 1979 in Accountancy. Mr. Chung is currently the vice chairman of the Hong Kong Printed Circuit Association Limited.

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

In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this annual report or future quarterly reports to stockholders, press releases, or oral statements, whether in presentations, responses to questions, or otherwise.

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

As a result of the acquisition of the PCB Subsidiaries, we are a substantially larger and broader organization, with a greater geographic diversity relative to our operations prior to the acquisition. If management is unable to sufficiently manage the combined company, operating and financial results would suffer.

As a result of the acquisition of the PCB Subsidiaries, we have significantly more employees, greater geographic diversity, and customers in multiple distribution channels. We face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate policies, benefits, reporting, management, and compliance programs and systems. The inability to manage successfully the substantially larger and internationally diverse organization, or any significant delay in achieving successful management of the organization, could have a material adverse effect on our company and, as a result, on the market price of our common stock.

We may not realize the operating and financial benefits we expect from our Asia Pacific operations.

The post-acquisition integration of our company and the PCB Subsidiaries has been progressing well. The integration is, however, complex, time-consuming, and expensive. As a combined company, we need to overcome significant challenges in order to realize anticipated benefits and synergies. These challenges include the timely, efficient, and successful completion of a number events, including the following:

•	continued integration of the operations of the companies;

•	continued implementation of disclosure controls, internal controls, and financial reporting systems to comply with the requirements of accounting principles generally accepted in the United States, or U.S. GAAP; Section 404 of the Sarbanes-Oxley Act of 2002; and U.S. securities laws and regulations required as a result of integration of the PCB Subsidiaries as part of a consolidated reporting company under the Securities Exchange Act of 1934 as amended (“The Exchange Act”);

•	retaining and assimilating the key personnel of each company;

•	resolving possible inconsistencies in operating and product standards, internal controls, procedures and policies, business cultures, corporate governance and reporting practices, and compensation methodologies between the companies;

•	addressing the significant wage increases that have occurred throughout the PRC in recent periods;

•	retaining existing vendors and customers of the companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform business standards, procedures, policies, and information systems.

The execution of these post-acquisition integration events involve considerable risks. These risks include the following:

•	potential disruption of ongoing business operations and distraction of the management of the combined company;

•	potential strain on financial and managerial controls and reporting systems and procedures of the combined company;

•	unanticipated expenses and potential delays related to integration of the operations, technology, and other resources of the companies;

•	potential impairment of relationships with employees, suppliers, and customers as a result of the inclusion and integration of management personnel;

•	greater than anticipated costs and expenses related to the integration of the respective businesses of us and the PCB Subsidiaries;

•	the difficulty of complying with government-imposed regulations in both the U.S. and China, which may in many ways be materially different from one another; and

•	potential unknown liabilities associated with the combined operations.

The combined company may not succeed in mitigating these risks. The inability to successfully integrate the operations, technology, and personnel of our company and the PCB Subsidiaries, or any significant delay in achieving integration of the companies, could have a material adverse effect on the combined company and, as a result, on the market price of our common stock.

Our Asia Pacific operations serve customers and have manufacturing facilities outside the United States and are subject to the risks characteristic of international operations. These risks include significant potential financial damage and potential loss of business and assets.

Because we have significant manufacturing operations in Asia and sales offices located in Asia and Europe, we are subject to the risks of changes in economic and political conditions in those countries, including but not limited to:

•	managing international operations;

•	export license requirements;

•	fluctuations in the value of local currencies;

•	labor unrest, rising wages and difficulties in staffing;

•	government or political unrest;

•	longer payment cycles;

•	language and communication barriers as well as time zone differences;

•	cultural differences;

•	increases in duties and taxation levied on our products;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	limitations on imports or exports of our product offering;

•	travel restrictions;

•	expropriation of private enterprises; and

•	the potential reversal of current favorable policies encouraging foreign investment and trade.

Our operations in China subject us to risks and uncertainties relating to the laws and regulations of China.

Under its current leadership, the government of China has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management attention. In addition, some government policies and rules are not timely published or communicated, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us.

Our Asia Pacific operations could be adversely affected by a shortage of utilities or a discontinuation of priority supply status offered for such utilities.

The manufacturing of PCBs requires significant quantities of electricity and water. The PCB Subsidiaries have historically purchased substantially all of the electrical power for their manufacturing plants in China from local power plants. Because China’s economy has recently been in a state of growth, the strain on the nation’s power plants is increasing, which has led to continuing power outages in various parts of the country. There may be times when our operations in China may be unable to obtain adequate sources of electricity to meet production requirements. Additionally, we would not likely maintain any back-up power generation facilities for our operations, so if we were to lose power at any of our facilities we would be required to cease operations until power was restored. Any stoppage of power could adversely affect our ability to meet our customers’ orders in a timely manner, thus potentially resulting in a loss of business and increased costs of manufacturing. In addition, the sudden cessation of power supply could damage our equipment, resulting in the need for costly repairs or maintenance as well as damage to products in production, resulting in an increase in scrapped products. Similarly, the sudden cessation of the water supply to China facilities could adversely affect our ability to fulfill orders in a timely manner, potentially resulting in a loss of business and under-utilization of capacity. Various regions in China have in the past experienced shortages of both electricity and water and unexpected interruptions of power supply. There can be no assurance that our required utilities would not in the future experience material interruptions, which could have a material adverse effect on our results of operations and financial condition.

As a global organization, we continue to invest in our operations to integrate us and the PCB Subsidiaries and to maintain and grow our combined business, and we may need additional funds to do so.

We depend on the availability of adequate capital to maintain and develop our business. We believe that we can meet our capital requirements from internally generated funds, cash in hand, and available borrowings. If we are unable to fund our capital requirements as currently planned, however, it would have a material adverse effect on our business, financial condition, and operating results. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. There is no assurance that we would be able to borrow any such additional funds when needed on commercially acceptable terms or at all.

Should we need to raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in our current debt instruments. Furthermore, if we issue additional equity, our equity holders would suffer dilution. There can be no assurance that additional capital would be available on a timely basis, on favorable terms, or at all.

We incur a variety of costs as a result of being a public company, and those costs have increased and may continue to increase as a result of our acquisition of the PCB Subsidiaries.

As a U.S. public company registered with the SEC under the Exchange Act, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, frequently require changes in corporate governance policies and practices of companies registered with the SEC under the Exchange Act. These rules and regulations increase legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we incur additional costs associated with our Exchange Act public company reporting requirements. These rules and regulations also may make it more difficult and more expensive for us to obtain and pay for, at commercially reasonable rates, director and officer liability insurance, and we may be required to accept reduced policy limits and reduced scope of coverage or incur substantially higher costs to obtain the same or similar levels of coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. As a result, implementation of disclosure controls, internal controls, and financial reporting systems complying with the requirements of U.S. GAAP and U.S. securities laws and regulations required as a result of our continued status as a reporting company under the Exchange Act may be more difficult and costly than anticipated.

The principal owners of Meadville own a substantial percentage of our common stock.

Approximately 35% of our common stock was owned by Meadville’s shareholders as of December 31, 2010. These principal shareholders of Meadville are entitled to jointly nominate one individual to our board of directors and a majority of the members of the board of directors of the PCB Subsidiaries.

The PCB Subsidiaries do not currently have a certificate of state-owned land use or certificates of real estate ownership for certain of their properties in China and the properties associated with certain facilities are subject to a general city re-zoning plan which, if implemented in the future, may require us to relocate these facilities.

The PCB Subsidiaries do not currently have certificates of real estate ownership for certain non-manufacturing buildings in China. The PCB Subsidiaries also have not obtained the relevant certificate of state-owned land use and certificates of real estate ownership for certain facilities in China. Further, there is a legal defect in the leasing of a parcel of land currently used for dormitories and two buildings used as staff quarters in China. We can provide no assurance that the PCB Subsidiaries will be able to obtain relevant land use certificates in a timely manner or at all, or that our results of operations or financial condition would not be adversely affected due to the lack of such certificates. Any requirement to cease using the relevant property and premises could also have a material adverse effect on our business.

In addition, certain of the properties where one PCB Subsidiary’s facilities is located are subject to a general city rezoning plan which has been prepared by the Dongguan municipal government. According to the relevant PRC regulations, the general rezoning plan is made for twenty years. Under the rezoning plan, it is intended that the properties where these facilities are located will be re-designated from industrial to commercial use. If and when implemented in respect of those properties, the rezoning plan may require us to vacate these properties and relocate the facilities.

In the event we are required to vacate the above properties, we would implement certain strategies to minimize any loss of production capacity during relocation. There can be no assurance that our strategies to deal with the relocation of the facilities can be implemented, or that such strategies can be implemented before we are required to vacate the above properties due to the proposed general city rezoning plan. If we are required to relocate the facilities, our results of operation and financial condition may be materially and adversely affected.

We depend on the U.S. government for a substantial portion of our business, which involves unique risks.

A significant portion of our revenues is derived from products and services ultimately sold to the U.S. government by our OEMs and EMS customers and is therefore affected by, among other things, the federal budget process. We are a supplier, primarily as a subcontractor, to the U.S. government and its agencies as well as foreign governments and agencies. While our sales to OEMs and EMS resellers are made through purchase orders that are not subject to cancellation, returns, or re-negotiation, the contracts between our direct customers and the government end user are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, results of operations or prospects.

Changes in government defense spending could have a material adverse effect on our business.

In 2010, aerospace/defense sales accounted for approximately 20% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell directly to the U.S. government, we are a supplier to the U.S. government and its agencies as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments. The domestic and international threat of terrorist activity, emerging nuclear states and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. The U.S. government, however, is facing unprecedented budgeting constraints and a decline in U.S. defense expenditures generally could adversely affect our business.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers could harm our results of operations.

A small number of customers is responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 28%, 34% and 29% of our net sales for the year ended December 31, 2010, 2009 and 2008, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

In addition, during industry downturns, we may need to reduce prices at customer requests to limit the level of order losses, and we may be unable to collect payments from our customers. There can be no assurance that key customers would not cancel orders, that they would continue to place orders with us in the future at the same levels as experienced by us in prior periods, that they would be able to meet their payment obligations, or that the end-products which use our products would be successful. This concentration of customer base may materially and adversely affect our operating results due to the loss or cancellation of business from any of these key customers, significant changes in scheduled deliveries to any of these customers, or decreases in the prices of the products sold to any of these customers.

We are subject to the requirements of the National Industrial Security Program Operating Manual for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government.

A facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the National Industrial Security Program Operating Manual, or NISPOM, and any other applicable U.S. government industrial security regulations. Further, due to the fact that a significant portion of our voting equity is owned by a non-U.S. entity, we are required to be governed by and operate in accordance with the terms and requirements of the Special Security Agreement described in “Business — National Security Matters.” The terms of the SSA have been previously disclosed in our SEC filings.

If we were to violate the terms and requirements of the SSA, the NISPOM, or any other applicable U.S. government industrial security regulations (which may apply to us under the terms of classified contracts), we could lose our security clearance. We cannot be certain that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform on classified contracts and would not be able to enter into new classified contracts, which could adversely affect our revenues.

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

In addition, the PCB industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition, and implementation of those technologies and equipment may require us to make significant capital investments.

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

Competition in the PCB market is intense, and we could lose market share if we are unable to maintain our current competitive position in end markets using our quick-turn, high technology and high-mix manufacturing services.

The PCB industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal PCB and substrate competitors include Unimicron, Ibiden, Nippon Mektron, Tripod, Foxconn, DDi, Sanmina-SCI, Multek and Wus. Our principal backplane assembly competitors include Amphenol, Simclar-SCI, Simclar, TT Electronics, and Viasystems. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

In addition, these competitors may respond more quickly to new or emerging technologies, or adapt more quickly to changes in customer requirements, and devote greater resources to the development, promotion, and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. During recessionary periods in the electronics industry, our strategy of providing quick-turn services, an integrated manufacturing solution, and responsive customer service may take on reduced importance to our customers. As a result, we may need to compete more on the basis of price, which could cause our gross margins to decline. Periodically, PCB manufacturers and backplane assembly providers experience overcapacity. Overcapacity, combined with weakness in demand for electronic products, results in increased competition and price erosion for our products.

The increasing prominence of EMS companies as our customers could reduce our gross margins, potential sales, and customers.

Sales to EMS companies represented approximately 45%, 47% and 52% of our net sales for the year ended December 31, 2010, 2009 and 2008, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system have had and may continue to have an impact on our business and financial condition. In addition to the impact that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve. For example, continuation of the credit crisis could adversely impact overall demand in the electronics industry, which could have a negative effect on our revenues and profitability. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions or our ability to pursue acquisitions.

During periods of excess global PCB manufacturing capacity, our gross margins may fall and/or we may have to incur restructuring charges if we choose to reduce the capacity of or close any of our facilities.

When we experience excess capacity, our sales revenues may not fully cover our fixed overhead expenses, and in such a case our gross margins will fall. In addition, we generally schedule our QTA production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity. If we conclude we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities, and lay off some of our employees. Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs, and asset impairments.

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

Exports from the United States are regulated by the U.S. Department of State and U.S. Department of Commerce, and exports from China are regulated by certain PRC authorities. Other foreign countries also regulate exports of products that may be manufactured by us. Failure to comply with these regulations can result in significant fines and penalties. Additionally, violations of these laws can result in punitive penalties, which would restrict or prohibit us from exporting certain products, resulting in significant harm to our business.

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

Prior to our acquisition of our PCG business, PCG made legal commitments to the U.S. EPA and to the State of Connecticut regarding settlement of enforcement actions related to the PCG operations in Connecticut. The obligations include fulfillment of a Compliance Management Plan until July 1, 2009 and installation of two rinse water recycling systems at the Stafford, Connecticut facilities. To date we have installed both of the recycling systems. Failure to meet the remaining commitment could result in further costly enforcement actions, including exclusion from participation in defense and other federal contracts, which would materially harm our business, results of operations, and financial condition.

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

We are increasingly required to certify compliance with various material content restrictions in our products based on laws of various jurisdictions or territories such as the Restriction of Hazardous Substances (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directives in the European Union and China’s RoHS legislation. New York City has adopted identical RoHS restrictions and many U.S. states are considering similar rules and legislation. In addition, we must also certify as to the non-applicability to the EU’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. The REACH directive requires adoption of Substances of Very High Concern (SVHCs) periodically. We must survey our supply chain and certify to the non-presence or presence of SVHCs to our customers. Currently, four lists totaling 46 SVHCs have been adopted by the EU. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.

New regulations could require us to acquire costly equipment or to incur other significant expenses. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to substantial future liabilities.

We are also subject to a variety of environmental laws and regulations in the People’s Republic of China, or PRC, which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. The manufacturing of our products generates gaseous chemical wastes, liquid wastes, waste water and other industrial wastes from various stages of the manufacturing process. Production sites in China are subject to regulation and periodic monitoring by the relevant environmental protection authorities. Environmental claims or the failure to comply with current or future regulations could result in the assessment of damages or imposition of fines against us, suspension of production, or cessation of operations.

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

We generally sell to customers on a purchase order basis rather than pursuant to long-term contracts. Our quick-turn orders are subject to particularly short lead times. Consequently, our sales are subject to short-term variability in demand by our customers. Customers submitting purchase orders may cancel, reduce, or delay their orders for a variety of reasons. The level and timing of orders placed by our customers may vary, due to:

•	customer attempts to manage inventory;

•	changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of PCB manufacturers or backplane assembly service providers used or to manufacture or assemble its own products internally;

•	variation in demand for our customers’ products; and

•	changes in new product introductions.

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

A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, unexpected revenue shortfalls may decrease our gross margins. In addition, we have experienced sales fluctuations due to seasonal patterns in the capital budgeting and purchasing cycles, as well as inventory management practices of our customers and the end markets we serve. In particular, the seasonality of the computer industry and quick-turn ordering patterns affect the overall PCB industry. These seasonal trends have caused fluctuations in our operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock likely would decline.

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

As of December 31, 2010, we had total indebtedness of approximately $555.4 million, which represented approximately 40% of our total capitalization.

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

Our 10 largest OEM customers accounted for approximately 42%, 56% and 49% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. Our foreign receivables were approximately 26% and 24% of our net accounts receivable as of December 31, 2010 and 2009, respectively, and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

A continued increase in the cost of raw materials could have an adverse impact on our business and reduce our gross margins.

To manufacture PCBs, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, and other commodity products, which we order from our suppliers. In the case of backplane assemblies, components include connectors, sheet metal, capacitors, resistors and diodes, many of which are custom made and controlled by our customers’ approved vendors. The supply of raw materials has tightened recently and commodities prices have risen. These increases in raw material and component prices, if sustained, can negatively affect our gross margins. For example, we have recently experienced an increase in the price we pay for gold. In general, we are able to pass this price increase on to our customers, but we cannot be certain we will continue to be able to do so in the future.

We rely on suppliers for the timely delivery of raw materials and components used in manufacturing our PCBs and backplane assemblies. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

Although we have preferred suppliers for most of these raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. The components for backplane assemblies in some cases have limited or sole sources of supply. Consolidations and restructuring in our supplier base may result in adverse materials pricing due to reduction in competition among our suppliers. Furthermore, if a raw material or component supplier fails to satisfy our product quality standards, it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

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

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures, despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Our sales mix has shifted towards standard delivery time products, which have larger production runs, thereby increasing our exposure to these types of defects. Since our products are used in products that are integral to our customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to our customers beyond the cost of the PCB, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain technology errors and omissions insurance, we cannot assure you that we will continue to be able to purchase such insurance coverage in the future on terms that are satisfactory to us, if at all.

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

We have seven manufacturing and assembly facilities in the United States and eight manufacturing and assembly facilities in China and Hong Kong. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis.

Our business and operations could be adversely impacted by climate change initiatives.

Our manufacturing processes require that we purchase significant quantities of energy from third parties, which results in the generation of greenhouse gases, either directly on-site or indirectly at electric utilities. Both domestic and international legislation to address climate change by reducing greenhouse gas emissions could create increases in energy costs and price volatility. Considerable international attention is now focused on development of an international policy framework to guide international action to address climate change. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect our energy sources and supply choices as well as increase the cost of energy and raw materials derived from sources that generate greenhouse gas emissions.

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

As of December 31, 2010, we had net deferred income tax assets of approximately $18.3 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred income tax assets, which would reduce our earnings per share. Additionally, the ability to utilize deferred income tax assets is dependent upon the generation of taxable income in the specific tax jurisdictions that have deferred income tax assets.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of December 31, 2010, our consolidated balance sheet reflected $295.7 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, reduce our earnings.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of December 31, 2010, we had an aggregate of approximately $256.0 million in current assets denominated in Chinese RMB and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. Dollar and the RMB and the U.S. Dollar and the HKD cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the RMB or in the HKD, the appreciation of the RMB and the HKD against the U.S. Dollar will have an adverse impact on our financial condition and results of operations (including the cost of servicing, and the value in our balance sheet of, the RMB and HKD-denominated indebtedness).

Further, China’s government imposes control over the convertibility of RMB into foreign currencies. Pursuant to certain PRC regulations, conversion of RMB into foreign exchange from foreign exchange accounts in China is based on, among other things, a board resolution declaring the distribution of a dividend and payment of profits. Remittance of such amounts to foreign investors from the foreign exchange accounts of the foreign invested enterprises in China or conversion of the RMB into foreign currencies at designated foreign exchange banks for the remittance of dividends and profits do not require permission from the State Administration of Foreign Exchange, or SAFE, and other applicable governmental authorities of China do not impose restrictions on the category of recurring international payments and transfers. However, conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, must be approved by SAFE and the relevant branch. These regulations and procedures subject us to further currency exchange risks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our principal manufacturing facilities and our drilling and tooling process facility.

	Leased	Owned	Total
US Locations(1)	Square Feet	Square Feet	Square Feet

Chippewa Falls, WI	—	281,000	281,000
Logan, UT	—	124,104	124,104
San Diego, CA	37,500	—	37,500
Santa Ana, CA	8,287	82,600	90,887
Santa Clara, CA	18,304	45,685	63,989
Stafford, CT	21,251	156,000	177,251
Stafford Springs, CT	10,000	53,000	63,000

Total	95,342	742,389	837,731

Foreign Locations(3)
Hong Kong (OPCM)	86,982	—	86,982
Dongguan, China (SYE)	—	422,971	422,971
Dongguan, China (DMC)	—	1,322,803	1,322,803
Guangzhou, China (GME)	—	968,028	968,028
Shanghai, China(1)	85,745	—	85,745
Shanghai, China (SME)	—	416,761	416,761
Shanghai, China (SMST/SP)	—	521,257	521,257
Shanghai, China (SKE)(2)	3,294	135,207	138,501
Suzhou, China (MAS)	—	1,129,690	1,129,690

	176,021	4,916,717	5,092,738

We maintain our properties in good operating condition. We believe that our properties are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements.

(1)	Locations pertain to our North America segment

(2)	Drilling and tooling process facility

(3)	Foreign locations represents the following subsidiaries:

•	OPC Manufacturing Limited (OPCM)

•	Dongguan Shengyi Electronics Ltd. (SYE)

•	Dongguan Meadville Circuits Limited (DMC)

•	Guangzhou Meadville Electronics Co., Ltd. (GME)

•	Shanghai Meadville Electronics Co., Ltd. (SME)

•	Shanghai Meadville Science & Technology Co., Ltd. (SMST/SP)

•	Shanghai Kaiser Electronics Co., Ltd. (SKE)

•	Meadville Aspocomp (Suzhou) Electronics Co., Ltd. (MAS)

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation. We believe that the amount of any ultimate potential loss for known matters would not be material to our financial condition, however, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition or results of operations and cash flows in a particular period.

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

	High	Low

2010:
First Quarter	$11.94	$8.25
Second Quarter	$12.06	$8.79
Third Quarter	$10.77	$8.04
Fourth Quarter	$15.69	$9.29
2009:
First Quarter	$6.70	$3.87
Second Quarter	$9.76	$5.40
Third Quarter	$11.99	$7.85
Fourth Quarter	$12.52	$9.78

As of March 3, 2011, there were approximately 304 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on March 3, 2011 was $18.20.

Dividend Policy

We have not declared or paid any dividends since 2000, and we do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain any future earnings to finance future operations and the expansion of our business.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 31, 2005, to December 31, 2010, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the NASDAQ Composite Index;

•	the Dow Jones U.S. Electrical Components & Equipment Index, and

•	the remaining company in a peer group index previously used by us.

The graph assumes $100 was invested in our common stock on December 31, 2005, and an investment in each of the (i) NASDAQ Composite Index, (ii) the Dow Jones US Electrical Components & Equipment Index and (iii) the remaining company in a peer group index previously used by us, and the reinvestment of all dividends. We have added the Dow Jones U.S. Electrical Components & Equipment Index to the graph to capture the stock performance of companies whose products and services are more closely related to us. Our previous peer group index had consisted of two companies, Sanmina-SCI Corporation (Nasdaq NM: SANM) and Merix Corporation (Nasdaq NM: MERX). Merix merged with Viasystems on February 16, 2010 and, as a result, relevant information for Merix is no longer available. The peer group index now consists of only Sanmina Corporation. The performance of the previous peer group index is presented here for comparative purposes in accordance with Item 201(e) of Regulation S-K and will not be provided in the future.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TTM Technologies, Inc., The NASDAQ Composite Index
The Dow Jones US Electrical Components & Equipment Index
And A Peer Group

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
  Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10

TTM Technologies, Inc.	120.53	124.04	55.43	122.66	158.72
NASDAQ Composite	111.16	124.64	73.80	107.07	125.99
Dow Jones US Electrical Components & Equipment	112.77	135.19	68.96	112.00	144.08
Peer Group	80.99	42.72	11.03	43.15	44.91

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

	Years Ended December 31,
	2010(1)	2009(2)	2008(2)	2007	2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$1,179,671	$582,476	$680,981	$669,458	$369,316
Cost of goods sold	925,266	479,267	543,741	539,205	276,216

Gross profit	254,405	103,209	137,240	130,253	93,100

Operating expenses:
Selling and marketing	34,345	26,517	30,436	29,835	16,473
General and administrative	79,668	36,548	33,255	32,712	19,608
Amortization of definite-lived intangibles	13,678	3,440	3,799	4,126	1,786
Restructuring charges	389	5,490	—	—	199
Impairment of goodwill and long-lived assets	766	12,761	123,322	—	—
Metal reclamation	—	—	(3,700)	—	—

Total operating expenses	128,846	84,756	187,112	66,673	38,066

Operating income (loss)	125,559	18,453	(49,872)	63,580	55,034
Other income (expense):
Interest expense	(22,255)	(11,198)	(11,065)	(13,828)	(3,394)
Other, net	5,333	868	(434)	1,516	4,462

Total other (expense) income, net	(16,922)	(10,330)	(11,499)	(12,312)	1,068
Income (loss) before income taxes	108,637	8,123	(61,371)	51,268	56,102
Income tax (provision) benefit	(28,738)	(3,266)	24,460	(16,585)	(21,063)

Net income (loss)	79,899	4,857	(36,911)	34,683	35,039
Less: Net income attributable to the noncontrolling interest	(8,368)	—	—	—	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$71,531	$4,857	$(36,911)	$34,683	$35,039

Earnings (loss) per common share attributable to TTM Technologies, Inc. stockholders:
Basic	$1.02	$0.11	$(0.86)	$0.82	$0.84
Diluted	$1.01	$0.11	$(0.86)	$0.81	$0.83
Weighted average common shares:
Basic	70,220	43,080	42,681	42,242	41,740
Diluted	70,819	43,579	42,681	42,568	42,295
Other Financial Data:
Depreciation of property, plant and equipment	$48,747	$19,140	$21,324	$22,772	$12,178

(1)	Our results for the year ended December 31, 2010, include 267 days of activity of the PCB Subsidiaries, which we acquired on April 8, 2010.

(2)	Effective January 1, 2009, we adopted new authoritative guidance for convertible debt instruments with retrospective application to the date of the issuance of convertible debt, which for us was May 2008. The implementation of the new authoritative guidance for convertible debt instruments increased interest expense by $2.6 million for the year ended December 31, 2008.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Working capital	$258,299	$323,112	$280,362	$98,839	$127,405
Total assets	1,761,952	543,058	540,240	498,798	573,698
Convertible senior notes	145,283	139,882	134,914	—	—
Long-term debt, including current maturities	380,118	—	—	85,000	200,705
TTM Technologies, Inc. stockholders’ equity	728,255	340,917	330,036	328,594	287,315

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Supplemental Data:
EBITDA(1)	$193,434	$42,028	$(25,065)	$92,110	$73,577
Net cash provided by operating activities	125,819	73,977	75,632	73,984	32,784
Net cash provided by (used in) investing activities	32,956	(128,497)	(21,281)	(1,705)	(234,579)
Net cash (used in) provided by financing activities	(35,368)	440	74,793	(113,828)	200,027

(1)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA to enhance the understanding of our operating results. EBITDA is a key measure we use to evaluate our operations. We provide our EBITDA because we believe that investors and securities analysts will find EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of EBITDA to the financial information in our consolidated statement of operations.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Net income (loss)	$79,899	$4,857	$(36,911)	$34,683	$35,039

Add back items:
Income tax provision (benefit)	28,738	3,266	(24,460)	16,585	21,063
Interest expense	22,255	11,198	11,065	13,828	3,394
Depreciation of property, plant and equipment	48,747	19,140	21,324	22,772	12,178
Amortization of intangibles	13,795	3,567	3,917	4,242	1,903

Total	113,535	37,171	11,846	57,427	38,538

EBITDA	$193,434	$42,028	$(25,065)	$92,110	$73,577

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition at December 31, 2010. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

OVERVIEW

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We provide our customers time-to-market and advanced technology products and offer a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. We serve a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, personal computers, touch screen tablets and mobile media devices (cellular phones and smart phones). We also serve high-end computing, commercial aerospace/defense, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

In April 2010, we acquired from Meadville all of the issued and outstanding capital stock of four of its subsidiaries. These four companies and their respective subsidiaries, collectively referred to as the PCB Subsidiaries, comprised Meadville’s PCB manufacturing and distributing business. See Note 3 in our consolidated financial statements.

We believe that the combination of our legacy business and the PCB Subsidiaries will increase our diversification and allow us to better address a number of industry trends and other operational challenges impacting us:

•	Ability to meet customer demand for a one-stop manufacturing solution. As a result of the business combination, we are now a leading global PCB company with high-technology capabilities and a highly diversified revenue mix by geographic region and end market. In addition, we can now offer our customers a one-stop global manufacturing solution from quick-turn through volume production and a focused facility specialization strategy.

•	Ability to respond to increasing global competition. We now can capitalize on potential economies of scale, cost savings and access to a highly trained workforce, a global sales force, and flexible manufacturing platform; complementary footprints, customers and end markets; and talented management teams with leading expertise in the Asian market.

•	Ability to continue expanding market presence and capitalizing on new opportunities. We can now capture additional business globally from both existing and new customers, particularly in North America and Europe.

We believe that these factors position us to compete effectively in our industry by allowing us to respond to technologically complex and time-sensitive customer demands and increasing competition from other global manufacturers.

While our customers include both OEM and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. We measure customers as those companies that have placed orders of $2,000 or more in the preceding 12-month period. As of December 31, 2010, we had approximately 1,160 customers and as of December 31, 2009 we had approximately 850 customers. Sales to our 10 largest customers accounted for 42% and 56% of our net sales in 2010 and 2009, respectively. We sell to OEMs both directly and indirectly through EMS companies.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

End Markets(1)	2010	2009	2008

Aerospace/Defense	20%	44%	37%
Cellular Phone	10	—	—
Computing/Storage/Peripherals	21	11	12
Medical/Industrial/Instrumentation/Other	9	8	10
Networking/Communications	35	36	40
Other	5	1	1

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

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

A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make judgments that could have a material effect on our financial condition or results of operations. These policies require us to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the estimates that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

Our critical accounting policies include asset valuation related to bad debts and inventory; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; derivative instruments and hedging activities; realizability of deferred tax assets; establishing the fair value of individual assets acquired, liabilities assumed, and noncontrolling interest when we acquire other businesses; and determining self-insured reserves.

Allowance for Doubtful Accounts

We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and judgments as to expected collectibility of accounts. Our actual bad debts may differ from our estimates.

Inventories

In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. When the market value of inventory is less than the carrying value, the inventory cost is written down to their estimated net realizable value thereby establishing a new cost basis. Our inventory requirements may change based on our projected customer demand, market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements with those customers. Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition would be adversely affected.

Sales Returns and Allowances

We derive revenues primarily from the sale of printed circuit boards and backplane assemblies using customer-supplied engineering and design plans and recognize revenue upon delivery. We provide our customers a limited right of return for defective printed circuit boards and backplane assemblies. We accrue an estimated amount for sales returns and allowances at the time of sale using our judgment based on historical information and anticipated returns as a result of current period sales. To the extent actual experience varies from our historical experience, revisions to these allowances may be required.

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. As necessary, we make judgments regarding future cash flow forecasts in the determination of impairment. We have two operating segments, North America and Asia Pacific.

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

As of December 31, 2010, our assessment of goodwill impairment indicated that the fair value of goodwill for our North America segment was substantially in excess of its estimated carrying values, and therefore goodwill for the North America segment was not impaired. For our Asia Pacific segment, which consists of the PCB Subsidiaries acquired in April 2010, we did not assess for goodwill impairment as we recently finalized the assignment of estimated fair values to assets acquired, liabilities assumed and noncontrolling interests. Further, we did not find evidence of indicators for potential goodwill impairment, such as a weakened economy, reduced expectations for future cash flows, or a decline in the market price of our stock and market capitalization for a sustained period.

We also assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary, which involve judgments related to future cash flows and the application of the appropriate valuation model.

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

In addition, we are subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file.

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

The fair value of the real property was estimated primarily via the cost approach, and where applicable, the sales comparison approach and income approach. The procedures employed included site inspections, analysis of the subject properties, review of the highest and best use of the subject properties, discussions with onsite property management, determinations regarding future use of the facilities, review of real property market data available in the local market, estimation of replacement cost, new and typical expected useful lives, and the calculation of all factors of obsolescence.

For the fair value of the personal property we utilized the cost approach as the primary approach for valuing the majority of the personal property. The market approach was used to estimate the value of certain equipment commonly traded in the second hand marketplace, as well as computers and computer-related assets. The income approach was used to quantify any economic obsolescence that may be present in the subject assets. Our analysis also entailed an estimation of useful lives, which were researched and discussed with property management and market sources. The fair value measurement assumes the highest and best use of personal property assets by market participants.

The significant purchased intangible assets recorded by us include customer relationships, trade name, and order backlog. The fair values assigned to the identified intangible assets are discussed in Note 3 of the notes to the consolidated financial statements.

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

Estimates associated with the accounting for acquisitions may change during the measurement period as additional information becomes available regarding the assets acquired, liabilities assumed, and noncontrolling interest as discussed in Note 3 of the notes to consolidated financial statements.

Self Insurance

We are primarily self-insured in North America for group health insurance and worker’s compensation benefits provided to our U.S. employees, and we purchase insurance to protect against annual claims at the individual and aggregate level. We estimate our exposure for claims incurred but not reported at the end of each reporting period. We use our judgment using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and brokers on an annual basis to estimate our liability for these claims. This liability is subject to individual insured stop-loss coverage for both programs which is $250,000 per individual. Our actual claims experience may differ from our estimates.

RESULTS OF OPERATIONS

The years ended December 31, 2009 and 2008 do not include the results of operations from our acquired PCB Subsidiaries, as the acquisition occurred on April 8, 2010. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.

Included in the consolidated statement of operations for the year ended December 31, 2010 are 267 days of results of operations for the Asia Pacific operations for the period from April 9, 2010 through December 31, 2010. The following table sets forth the relationship of various items to net sales in our consolidated statement of operations:

	Year Ended December 31,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	78.4	82.3	79.8

Gross profit	21.6	17.7	20.2

Operating expenses:
Selling and marketing	2.9	4.6	4.5
General and administrative	6.8	6.3	4.9
Amortization of definite-lived intangibles	1.2	0.5	0.6
Restructuring charges	—	0.9	—
Impairment of goodwill and long-lived assets	0.1	2.2	18.1
Metal reclamation	—	—	(0.6)

Total operating expenses	11.0	14.5	27.5

Operating income (loss)	10.6	3.2	(7.3)
Other income (expense):
Interest expense	(1.9)	(1.9)	(1.6)
Other, net	0.5	0.1	(0.1)

Total other expense, net	(1.4)	(1.8)	(1.7)

Income (loss) before income taxes	9.2	1.4	(9.0)
Income tax (provision) benefit	(2.4)	(0.6)	3.6

Net income (loss)	6.8	0.8	(5.4)
Less: Net income attributable to noncontrolling interest	(0.7)	—	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	6.1%	0.8%	(5.4)%

Prior to our acquisition of the PCB Subsidiaries, we had two operating segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of our operations. Due to the acquisition, we reassessed our operating segments and now manage our worldwide operations based on two geographic operating segments: (1) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with our U.S. operations and its related European sales support infrastructure; and (2) Asia Pacific, which consists of the PCB Subsidiaries and their seven PCB fabrication plants, which include a substrate facility. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for our customers and use similar means of product distribution in their respective geographic regions.

The following table compares net sales by reportable segment for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net Sales:
North America	$581,828	$582,476	$680,981
Asia Pacific	604,748	—	—

Total sales	1,186,576	582,476	680,981
Inter-segment sales	(6,905)	—	—

Total net sales	$1,179,671	$582,476	$680,981

Net Sales

Total net sales increased $597.2 million, from $582.5 million for the year ended December 31, 2009 to $1,179.7 million for the year ended December 31, 2010 due to our acquisition of the PCB Subsidiaries in April 2010, which comprise our Asia Pacific segment.

Net sales for the North America segment remained consistent with net sales of $582.5 million for the year ended December 31, 2009 and net sales of $581.8 million for the year ended December 31, 2010. Sales volume at a number of our facilities increased due to the improving economy and the transfer of work from our closed facilities partially offset by the lost revenue resulting from the closure of our Los Angeles, California facility in November 2009, and our Hayward, California facility in March 2010. The revenue reflects a decrease of 2% in our average PCB selling price from the year ended December 31, 2009 as compared to the year ended December 31, 2010 and an increase in PCB volume of 7% from the year ended December 31, 2009 as compared to December 31, 2010 due to the improving economy.

Total net sales, all of which were attributable to our North America segment, decreased $98.5 million, or 14.5%, from $681.0 million for the year ended December 31, 2008 to $582.5 million for the year ended December 31, 2009 primarily due to reduced demand at most of our production facilities resulting from a downturn in the global economy and due to the shutdown of our Redmond, Washington production facility at the end of March 2009 and our Los Angeles, California facility at the end of November 2009. These manufacturing facilities were closed as part of our strategy to concentrate our production at fewer facilities during a period of industry-wide reduced demand. PCB volume declined approximately 23% due to reduced demand while prices rose approximately 9% due to a shift in production mix toward more high-technology production. Our quick-turn production, which we measure as orders placed and shipped within 10 days, decreased from approximately 12% of PCB sales for the year ended December 31, 2008 to approximately 11% of PCB sales for the year ended December 31, 2009. The increasingly complex nature of our quick-turn work requires more time to manufacture, thereby extending some of these orders beyond the 10-day delivery window. The decrease in revenue is also attributable to reduced volume at our Hayward, California production facility in conjunction with the closure announced on September 1, 2009. This backplane assembly facility was closed in 2010 due to a steady decline in volume over several years.

Cost of Goods Sold

Cost of goods sold increased $446.0 million from $479.3 million for the year ended December 31, 2009 to $925.3 million for the year ended December 31, 2010 primarily due to our acquisition of the PCB Subsidiaries in April 2010, which comprise our Asia Pacific segment.

Cost of goods sold for the North America segment decreased $17.4 million, or 3.6%, from $479.3 million for the year ended December 31, 2009 to $461.9 million for the year ended December 31, 2010 due primarily to increased production volume partially offset by reduced overhead from the facility closures discussed above, as well as lower direct material costs due to lower volumes of backplane assemblies, which inherently have a higher material content. As a percentage of net sales, cost of goods sold decreased from 82.3% for the year ended

December 31, 2009 to 79.4% for the year ended December 31, 2010, primarily due to cost savings from our closed facilities and increased absorption of fixed costs across a smaller plant footprint following the closure of our Los Angeles and Hayward, California facilities.

Cost of goods sold, all of which were attributable to our North America segment, decreased $64.4 million, or 11.8%, from $543.7 million for the year ended December 31, 2008 to $479.3 million for the year ended December 31, 2009 due primarily to the decline in PCB volume discussed above. The decrease in cost of goods sold was mostly driven by lower labor and direct material costs associated with lower production volume. As a percentage of net sales, cost of goods sold increased from 79.8% for the year ended December 31, 2008 to 82.3% for the year ended December 31, 2009, primarily due to reduced absorption of fixed costs on lower volume and inventory write-off costs related to the closure of our Redmond, Washington and Los Angeles, California facility and the closure of our Hayward, California facility.

Gross Profit

As a result of the foregoing, gross profit increased $151.2 million from $103.2 million for the year ended December 31, 2009 to $254.4 million for the year ended December 31, 2010, primarily due to our acquisition of the PCB Subsidiaries. Overall gross margin increased from 17.7% for the year ended December 31, 2009 to 21.6% for the year ended December 31, 2010 due primarily to higher overall profit margins for the Asia Pacific segment, which in turn are primarily attributable to that segment’s sale of HDI PCBs and other product mix variations, partially offset by $6.7 million of increased costs in the Asia Pacific segment due to the fair value mark up of acquired PCB Subsidiaries inventory. Overall gross margin also increased due to cost savings from our closed facilities and higher fixed cost absorption on higher volumes in our North America segment.

Gross profit, all of which was attributable to our North America segment, decreased $34.0 million, or 24.8%, from $137.2 million for the year ended December 31, 2008 to $103.2 million for the year ended December 31, 2009. Our gross margin decreased from 20.2% for the year ended December 31, 2008 to 17.7% for the year ended December 31, 2009. The decrease in our gross margin was due to lower fixed cost absorption and inventory write-off costs related to the closure of our Redmond, Washington, and Los Angeles, California facilities and the pending closure of our Hayward, California facility. While there was a shift in production mix towards more high technology production and higher pricing in 2009, reduced volume across our remaining manufacturing facilities more than offset the benefit of higher pricing and contributed to a lower gross margin.

Selling and Marketing Expenses

Selling and marketing expenses increased $7.8 million, or 29.4%, from $26.5 million for the year ended December 31, 2009 to $34.3 million for the year ended December 31, 2010 due to our acquisition of the PCB Subsidiaries. As a percentage of net sales, selling and marketing expenses were 4.6% for the year ended December 31, 2009 as compared to 2.9% for the year ended December 31, 2010. The decline in selling and marketing expense as a percentage of net sales is due to our acquisition of the PCB Subsidiaries, which have lower selling labor and commission expense than our North America segment.

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

General and Administrative Expense

General and administrative expenses increased $43.2 million from $36.5 million, or 6.3% of net sales, for the year ended December 31, 2009 to $79.7 million, or 6.8% of net sales, for the year ended December 31, 2010. The increase in expense primarily relates to our acquisition of the PCB Subsidiaries in April 2010 as well as an increase in transaction-related costs of $3.8 million from $5.4 million for the year ended December 31, 2009 to $9.2 million for the year ended December 31, 2010.

General and administrative expenses increased $3.2 million from $33.3 million, or 4.9% of net sales, for the year ended December 31, 2008 to $36.5 million, or 6.3% of net sales, for the year ended December 31, 2009. The increase in expense for the year ended December 31, 2009 primarily relates to $5.4 million in transaction-related costs, partially offset by lower incentive bonus expense.

Amortization of Definite-Lived Intangibles

Intangible amortization expense increased $10.3 million from $3.4 million, or 0.5% of net sales, for the year ended December 31, 2009 to $13.7 million, or 1.2% of net sales, for the year ended December 31, 2010. The increase was due to our acquisition of the PCB Subsidiaries. Acquired identifiable intangible assets include customer relationships, trade name and order backlog.

Intangible amortization expense decreased $0.4 million from $3.8 million, or 0.5% of net sales, for the year ended December 31, 2008 to $3.4 million, or 0.6% of net sales, for the year ended December 31, 2009. The amortization expense primarily relates to the strategic customer relationship intangibles acquired in the PCG acquisition in October 2006.

Restructuring Charges

Restructuring charges recorded for the year ended December 31, 2010 are primarily related to contract termination costs related to building operating leases associated with the closure of our Hayward, California facility.

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

Impairment of Goodwill and Long-Lived Assets

Impairment of long-lived assets of $0.8 million for the year ended December 31, 2010 related to the further reduction in the value of the Dallas, Oregon facility to record the estimated fair value less cost to sell given the then current market conditions. We sold this facility in July 2010.

Impairment of long-lived assets for the year ended December 31, 2009 in the amount of $8.4 million was related to the closure of the Redmond, Washington and Los Angeles, California production facilities, and the then pending closure of our Hayward, California facility, and consists of machinery and equipment. Additionally, during the year ended December 31, 2009 we reduced the value of the Redmond, Washington and Dallas, Oregon buildings, which were classified as assets held for sale, by $4.4 million to record the estimated fair value less costs to sell given current market conditions.

For the year ended December 31, 2008 we recorded an impairment of long-lived assets, including assets held for sale, of $6.3 million related to our Dallas, Oregon; Redmond, Washington; and Hayward, California production facilities. Our Dallas, Oregon facility, which was held for sale, was reduced to $3.2 million in consideration of real estate market conditions, which represented its then current estimate of fair value less costs to sell. Additionally, we determined that certain long-lived assets, consisting of machinery and equipment, were impaired due to slower growth and lower future production expectations for Hayward, California and the January 15, 2009 announcement of our plans to close the Redmond, Washington production facility.

The Redmond, Washington and Hayward and Los Angeles, California production facilities were part of our current North America operating segment.

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

Metal Reclamation

During 2008, we recognized $3.7 million of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, we discovered that the vendor had inaccurately compensated us for gold reclamation over the last several years. While pricing reconciliations of this nature occur periodically, we do not expect to recognize a similar amount in future periods.

Other Income (Expense)

Other expense, net increased $6.6 million from $10.3 million for the year ended December 31, 2009 to $16.9 million for the year ended December 31, 2010. The increase in other expense, net was primarily due to interest expense related to the debt assumed at the date of acquisition of the PCB Subsidiaries, as well as increased amortization of costs related to the issuance of this debt. For the year ended December 31, 2010, the increase in interest expense was partially offset by foreign currency transaction gains.

Other expense, net decreased $1.2 million from $11.5 million for the year ended December 31, 2008 to $10.3 million for the year ended December 31, 2009. The overall net decrease consists of a $0.1 million increase in interest expense, offset by a $1.3 million decrease in other, net. In connection with the full repayment of our credit facility in 2008, we realized a loss on the settlement of a derivative of $1.2 million, which was recognized as other, net.

Income Taxes

The provision for income taxes increased $25.4 million from $3.3 million for the year ended December 31, 2009 to $28.7 million for the year ended December 31, 2010 primarily due to higher pre-tax income. Our effective tax rate was 26.5% for the year ended December 31, 2010 and 40.2% for the year ended December 31, 2009. Our effective tax rate decreased in 2010 primarily due to the acquisition of the PCB Subsidiaries, which have a lower effective tax rate than our North America operations, partially offset by the impact of the non-deductibility of certain transaction costs. Additionally, certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Additionally, as of December 31, 2010, we had net deferred income tax assets of approximately $18.3 million. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax asset in future periods.

The provision for income taxes increased $27.8 million from a $24.5 million tax benefit for the year ended December 31, 2008 to a $3.3 million tax provision for the year ended December 31, 2009. Our effective tax rate was 40.2% in 2009 and 39.9% for 2008. The increase in the provision from 2008 was primarily due to the increase in pretax income from a loss in 2008.

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

As of December 31, 2010, we had net working capital of approximately $258.3 million compared to $323.1 million as of December 31, 2009. This decrease in working capital is primarily attributable to our use of approximately $114.0 million of the $120.0 million of restricted cash and the incurrence of debt (including current maturities) in connection with our April 2010 acquisition of the PCB Subsidiaries, partially offset by the increases in receivables and inventories resulting from that acquisition.

Our 2011 capital expenditure plan is expected to total approximately $136.0 million (of which approximately $115.0 million relates to our Asia Pacific segment), and will fund capital equipment purchases to increase production capacity, expand our technological capabilities and replace aging equipment.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and available borrowings under our existing credit arrangements will be adequate to meet our currently anticipated debt service, capital expenditures, acquisition, and working capital needs for the next 12 months and beyond. The semiannual repayments on our existing term loan increase as the debt nears maturity in 2013. Should we choose to maintain a significant level of annual capital expenditures or to pursue an acquisition in the next few years, refinancing of our existing debt may be necessary. In the event we determine to engage in significant acquisition or debt refinancing transactions, the adequacy of our liquidity will depend on our ability to achieve an appropriate combination of financing from third parties and access to capital markets. We cannot give any assurances that we will be able to obtain additional financing or otherwise access the capital markets in the future on acceptable terms or at all.

Credit Agreement

On April 9, 2010, in conjunction with the acquisition of the PCB Subsidiaries, the Company became a party to a credit agreement (Credit Agreement), entered into on November 16, 2009 by certain PCB Subsidiaries, which are now our wholly owned foreign subsidiaries. The Credit Agreement was put in place in contemplation of the acquisition in order to refinance the then-existing credit facilities of the PCB Subsidiaries.

The Credit Agreement consists of a $350.0 million senior secured Term Loan, a $87.5 million senior secured Revolving Loan, a $65.0 million Factoring Facility, and a $80.0 million Letters of Credit Facility, all of which mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of the PCB Subsidiaries and is senior to all other of our debt including the Convertible Senior Notes. The Company has fully and unconditionally guaranteed the full and punctual payment of all obligations of the PCB Subsidiaries under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings bear interest at a rate of LIBOR plus 2.0% under the Term Loan, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. At December 31, 2010, the weighted average interest rate on the outstanding borrowings was 2.26%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. On August 3, 2010, we entered into a waiver and amendment letter with The Hongkong and Shanghai Banking Corporation Limited, as Facility Agent for and on behalf of the other lenders named in the Credit Agreement, amending the financial covenants related to consolidated tangible net worth, gearing ratio (the ratio of consolidated net borrowings to consolidated tangible net worth), and leverage. At December 31, 2010, we were in compliance with the amended covenants.

We are required to pay a commitment fee of 0.20% per annum on any unused portion of loan or facility under the Credit Agreement. For the year ended December 31, 2010, we incurred $0.3 million in commitment fees related to unused portion loan or facility under the Credit Agreement. As of December 31, 2010, all of the Term Loan and $61.6 million of Letters of Credit were outstanding, and available borrowing capacity under the Revolving Loan and Factoring Facility was $87.5 million and $65.0 million, respectively.

Bank Loans

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for our mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either the LIBOR or People’s Bank of China rates with a small margin adjustment. These bank loans expire at various dates through May 2012.

Convertible Notes

In May 2008, we issued $175.0 million of Convertible Notes. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes are senior unsecured obligations and rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. We received proceeds of $169.2 million after the deduction of offering expenses of $5.8 million. These offering expenses are being amortized to interest expense over the term of the Convertible Notes.

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of December 31, 2010, none of the conversion criteria had been met.

On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the May 15, 2015 maturity of the Convertible Notes, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay cash for the lesser of the conversion value or $1,000 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the applicable 60 trading day observation period.

The maximum number of shares issuable upon conversion, subject to certain conversion rate adjustments, would be approximately 14 million shares.

We are not permitted to redeem the notes at any time prior to maturity. In the event of a fundamental change or certain default events, as defined in the prospectus supplement, holders may require us to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.

In connection with the issuance of the Convertible Notes, we entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to our common stock. The convertible note hedge, which cost an aggregate of $38.3 million and was recorded, net of tax, as a reduction of additional paid-in capital, consists of our option to purchase up to 11.0 million shares of common stock at a price of $15.96 per share. This option expires on May 15, 2015 and can only be executed upon the conversion of the Convertible Notes. Additionally, we sold warrants for the option to purchase 11.0 million shares of our common stock at a price of $18.15 per share. The warrants expire ratably beginning August 2015 through February 2016. The proceeds from the sale of warrants of $26.2 million was recorded as an addition to additional paid-in capital. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of our common stock.

Other Letters of Credit

In addition to the letters of credit obtained by the PCB Subsidiaries pursuant to the Credit Agreement, we maintain several letters of credit: a $2.0 million standby letter of credit expiring December 31, 2011 associated with insured workers compensation program; a $1.0 million standby letter of credit expiring February 29, 2012 related to the lease for one of our production facilities; and various other letters of credits aggregating to approximately $0.4 million related to purchases of machinery and equipment with various expiration dates through June 2011.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of December 31, 2010:

		Less Than			After
Contractual Obligations(1)(2)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Long-term debt obligations	$380,432	$67,123	$313,301	$8	$—
Convertible debt obligations	175,000	—	—	175,000	—
Interest on debt obligations	41,614	13,490	19,593	8,531	—
Interest rate swap liabilities	6,487	3,045	3,442	—	—
Foreign currency forward contract liabilities	277	5	272	—	—
Equipment payables	72,754	59,802	12,952	—	—
Related party financing obligation(3)	20,399	—	20,399	—	—
Purchase obligations	70,927	34,776	36,151	—	—
Operating lease commitments	4,215	1,634	1,121	463	997

Total contractual obligations	$772,105	$179,875	$407,231	$184,002	$997

(1)	Unrecognized uncertain tax benefits of $0.1 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Estimated environmental liabilities of $0.6 million, not included in the table above, are accrued and recorded as liabilities in our consolidated December 31, 2010 balance sheet.

(3)	Related party financing obligation consists of a put and call option agreement in which we granted a put option to a related party to sell and they granted us a call option to purchase the remaining 20% equity interest in a recently acquired PCB subsidiary beginning in 2013. We expect the option to be exercised in 2013.

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

Seasonality

As a result of the product and customer mix of our Asia Pacific operating segment, a portion of our revenue will be subject to seasonal fluctuations going forward. These fluctuations include seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets that we serve. This seasonality typically results in higher net sales in the third quarter due to end customer demand for fourth quarter sales of consumer electronics products. Seasonal fluctuations also include the Chinese New Year holiday in the first quarter, which typically results in lower net sales.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate as we expect that we generally will be able to continue to pass along component price increases to our customers. Severe increases in inflation, however, could affect the global and U.S. economies and have an adverse impact on our business, financial condition and results of operations.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which will require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU is effective prospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures about purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 is not expected to have a material impact on our consolidated financial statements.

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

To ensure the adequacy and effectiveness of our interest rate and foreign exchange hedge positions, we continually monitor our interest rate swap positions and foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying interest rate and foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

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

On April 9, 2010, we entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146.5 million, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350.0 million Term Loan for this period. The notional amount of the interest rate swap decreases to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at December 31, 2010 was $146.5 million. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period.

To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the year ended December 31, 2010. At inception, the fair value of the interest rate swap was zero. As of December 31, 2010, the fair value of the swap was recorded as a liability of $3.4 million in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in our consolidated balance sheet. There was no impact to interest expense for the year ended December 31, 2010 as the interest rate swap does not hedge interest rate cash flows until the period beginning April 18, 2011. We have designated this interest rate swap as a cash flow hedge.

We also, through our acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40.0 million, for the period beginning October 8, 2008 and ending on July 30, 2012. The notional amount of the interest rate swap amortizes to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at December 31, 2010 was $40.0 million. Under the terms of the interest rate swap, we will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, we did not designate this interest rate swap as a cash flow hedge. As of December 31, 2010, the fair value of the swap was recorded as a liability of $1.2 million in other long-term liabilities. The change in fair value of this interest rate swap is recorded as other, net in the consolidated statement of operations.

As of December 31, 2010, approximately 39% of our long term debt was based on fixed rates, including notional amounts related to interest rate swaps. Based on our borrowings as of December 31, 2010, an assumed 1% change in variable rates would cause our annual interest cost to change by $3.4 million.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risk in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary in 2013, and certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts at December 31, 2010 was approximately $36.3 million. We did not have any foreign exchange contracts as of December 31, 2009. We have designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation. In this instance, the hedged item is a recognized liability subject to foreign currency transaction gains and losses and therefore, changes in the hedged item due to foreign currency exchange rates are already recorded in earnings. Therefore, hedge accounting has not been applied.

The table below presents information about certain of the foreign currency forward contracts at December 31, 2010:

	As of December 31, 2010
		Average Contract
	Notional	Rate or Strike
	Amount	Amount
	(In thousands in USD)

Receive foreign currency/pay USD
Euro	$31,685	1.32
Japanese Yen	4,581	0.01

	$36,266

Estimated fair value, net asset	$942

Debt Instruments

The table below presents information about certain of our debt instruments (bank borrowings) as of December 31, 2010.

								Weighted
							Fair Market	Average
	2011	2012	2013	2014	Thereafter	Total	Value	Interest Rate
	(In thousands)

Variable Rate:
US$	$56,504	$117,005	$192,504	$4	$4	$366,021	$356,401	2.23%
RMB	10,619	3,792	—	—	—	14,411	14,411	5.48%

Total Variable Rate	67,123	120,797	192,504	4	4	380,432	370,812

Fixed Rate:
US$	—	—	—	—	175,000	175,000	207,508	3.25%

Total Fixed Rate	—	—	—	—	175,000	175,000	207,508

Total	$67,123	$120,797	$192,504	$4	$175,004	$555,432	$578,320

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps as of December 31, 2010.

	2011	2012	2013	Fair Market Value

Average interest payout rate	2.72%	2.59%	2.50%
Interest payout amount	(3,366)	(3,155)	(676)
Average interest received rate	0.26%	0.26%	0.26%
Interest received amount	321	319	70
Fair value loss at December 31, 2010				(4,627)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We use a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to and proceeding April 1 and the fourth quarter always ending on December 31. The first and fourth quarters of 2010 contained 88 and 95 days, respectively, and for 2009, the first and fourth quarters contained 89 and 94 days, respectively.

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter
	(In thousands, except per share data)

Year Ended December 31, 2010: (a)
Net sales	$138,219	$310,248	$357,813		$373,391
Gross profit	26,973	57,094	80,335		90,003
Income before income taxes	7,079	11,126	41,584		48,848
Net income	4,485	6,740	32,145		36,529
Net income attributable to TTM Technologies, Inc. stockholders	4,485	4,929	29,091		33,026
Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.10	$0.06	$0.36		$0.41
Diluted	$0.10	$0.06	$0.36		$0.41
Year Ended December 31, 2009:
Net sales	$148,997	$144,480	$139,075		$149,924
Gross profit	24,269	27,059	24,207		27,674
Income (loss) before income taxes	2,308	9,623	(8,062	)(b)	4,254
Net income (loss)	1,427	5,948	(4,885)		2,367
Net income (loss) attributable to TTM Technologies, Inc. stockholders	1,427	5,948	(4,885)		2,367
Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.03	$0.14	$(0.11)		$0.05
Diluted	$0.03	$0.14	$(0.11)		$0.05

(a)	Our results for the quarters include the activity of PCB Subsidiaries, which we acquired on April 8, 2010.

(b)	Includes restructuring charges of $2.5 million and long-lived asset impairment charges of $10.3 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, including management, concluded that, as of December 31, 2010, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The Company acquired the PCB Subsidiaries during April 2010. Management excluded from its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 the acquired entity’s internal control over financial reporting associated with total assets of $1.3 billion and total net sales of $597.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by the independent registered public accounting firm engaged to audit our 2010 financial statements, KPMG LLP, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 60 of this report.

Inherent Limitations on Effectiveness of Controls

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

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

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of the PCB Subsidiaries in April 2010, we began implementing internal controls over financial reporting to include consolidation of the PCB Subsidiaries, as well as acquisition-related accounting and disclosures. The integration of the PCB Subsidiaries represents a material change in our internal control over financial reporting. Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to the acquisition of the PCB Subsidiaries with the plan to complete and report its evaluation of the PCB Subsidiaries’ internal control over financial reporting by December 31, 2011.

There have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Management” of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) Financial Statements are listed in the Index to Financial Statements on page 59 of this Report.

(2)	Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

Exhibit
Number	Exhibits

1.1	Underwriting Agreement, dated May 8, 2008, among the Registrant, J.P. Morgan Securities Inc. and UBS Securities LLC(1)
3.1	Registrant’s Certificate of Incorporation(2)
3.2	Registrant’s Fourth Amended and Restated Bylaws(3)
4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company(1)
4.2	Supplemental Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company(1)
4.3	Form of Registrant’s common stock certificate(2)
4.4	Sell-Down Registration Rights Agreement, dated December 23, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and TTM Technologies, Inc.(4)
4.5	Registration Rights Agreement, dated as of April 9, 2010, by and among Tang Hsiang Chien, Su Sih (BVI) Limited, and the Registrant(5)
4.6	Shareholders Agreement, dated as of April 9, 2010, by and among Meadville Holdings Limited; Su Sih (BVI) Limited; Tang Hsiang Chien; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and the Registrant(5)
10.1	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(1)
10.2	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(1)
10.3	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(1)
10.4	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(1)
10.5	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(6)
10.6	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(6)
10.7	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(6)
10.8	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(6)
10.9	Restated Employment Agreement, dated as of March 19, 2010, between the Registrant and Kenton K. Alder(7)
10.10	Reserved
10.11	Reserved
10.12	2006 Incentive Compensation Plan(8)

Exhibit
Number	Exhibits

10.13	Form of Stock Option Agreement(8)
10.14	Form of Restricted Stock Unit Award Agreement(8)
10.15	Form of Indemnification Agreement with directors(9)
10.16	Stock Purchase Agreement, dated November 16, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, the Registrant, TTM Technologies International, Inc., and TTM Hong Kong Limited(10)
10.17	Form of Executive Change in Control Severance Agreement(7)
10.18	Form of Performance-Based Restricted Unit Award Agreement(11)
10.19	Reserved
10.20	Reserved
10.21	Credit Agreement, dated November 16, 2009, as amended on March 30, 2010 and further amended on August 3, 2010, by and among certain PCB Subsidiaries, the Lenders, and the other parties named therein(12)
10.22	Waiver and Amendment Letter with The Hongkong and Shanghai Banking Corporation Limited, dated August 3, 2010(12)
10.23	Special Security Agreement(13)
21.1	Subsidiaries of the Registrant(14)
23.1	Consent of KPMG LLP, independent registered public accounting firm(14)
31.1	Certification of Chief Executive Officer(14)
31.2	Certification of Chief Financial Officer(14)
32.1	Certification of Chief Executive Officer(14)
32.2	Certification of Chief Financial Officer(14)

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the Commission) on May 14, 2008.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 2, 2011.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 23, 2009.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on April 13, 2010.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 22, 2008.

(7)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 24, 2010.

(8)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(9)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 2, 2010.

(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 16, 2009.

(11)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 30, 2010.

(12)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 5, 2010.

(13)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 22, 2010.

(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ KENTON K. ALDER
Kenton K. Alder
President and Chief Executive Officer

Date: March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENTON K. ALDER Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	March 15, 2011

/s/ STEVEN W. RICHARDS Steven W. Richards	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2011

/s/ ROBERT E. KLATELL Robert E. Klatell	Chairman of the Board	March 15, 2011

/s/ JAMES K. BASS James K. Bass	Director	March 15, 2011

/s/ RICHARD P. BECK Richard P. Beck	Director	March 15, 2011

/s/ THOMAS T. EDMAN Thomas T. Edman	Director	March 15, 2011

/s/ PHILIP G. FRANKLIN Philip G. Franklin	Director	March 15, 2011

/s/ JACQUES S. GANSLER Jacques S. Gansler	Director	March 15, 2011

/s/ RONALD W. IVERSON Ronald W. Iverson	Director	March 15, 2011

/s/ JOHN G. MAYER John G. Mayer	Director	March 15, 2011

Name	Title	Date

/s/ TANG CHUNG YEN, TOM Tang Chung Yen, Tom	Director	March 15, 2011

/s/ DOV S. ZAKHEIM Dov S. Zakheim	Director	March 15, 2011

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

We have audited TTM Technologies, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired the PCB subsidiaries from Meadville Holdings Limited (PCB Subsidiaries) during 2010, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, the acquired PCB Subsidiaries internal control over financial reporting associated with total assets of $1.3 billion and total revenues of $597.8 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired PCB Subsidiaries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
March 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 15, 2011

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$216,078	$94,347
Short-term investments	—	1,351
Restricted cash	—	120,000
Accounts and notes receivable, net	287,703	89,519
Inventories	135,385	60,153
Prepaid expenses and other current assets	30,125	10,544
Deferred income taxes	7,208	6,645

Total current assets	676,499	382,559
Property, plant and equipment, net	740,630	88,577
Deferred income taxes	23,733	37,430
Goodwill	197,808	14,130
Definite-lived intangibles, net	97,873	15,111
Deposits and other non-current assets	25,409	5,251

	$1,761,952	$543,058

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$67,123	$—
Accounts payable	154,600	37,867
Accounts payable due to related parties	50,374	—
Accrued salaries, wages and benefits	51,107	19,253
Equipment payable	59,802	—
Other accrued expenses	35,194	2,327

Total current liabilities	418,200	59,447

Convertible senior notes, net of discount	145,283	139,882
Long-term debt, net of discount	312,995	—
Deferred income taxes	12,608	—
Related party financing obligation	20,399	—
Other long-term liabilities	19,609	2,812

Total long-term liabilities	510,894	142,694

Commitments and contingencies (Note 13)
Equity:
TTM Technologies, Inc. stockholders’ equity
Common stock, $0.001 par value; 100,000 shares authorized, 80,262 and 43,181 shares issued and outstanding in 2010 and 2009, respectively	80	43
Additional paid-in capital	519,051	215,461
Retained earnings	193,814	122,283
Accumulated other comprehensive income	15,310	3,130

Total TTM Technologies, Inc. stockholders’ equity	728,255	340,917
Noncontrolling interest	104,603	—

Total equity	832,858	340,917

	$1,761,952	$543,058

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net sales	$1,179,671	$582,476	$680,981
Cost of goods sold	925,266	479,267	543,741

Gross profit	254,405	103,209	137,240

Operating expenses:
Selling and marketing	34,345	26,517	30,436
General and administrative	79,668	36,548	33,255
Amortization of definite-lived intangibles	13,678	3,440	3,799
Restructuring charges	389	5,490	—
Impairment of goodwill and long-lived assets	766	12,761	123,322
Metal reclamation	—	—	(3,700)

Total operating expenses	128,846	84,756	187,112

Operating income (loss)	125,559	18,453	(49,872)

Other income (expense):
Interest expense	(22,255)	(11,198)	(11,065)
Other, net	5,333	868	(434)

Total other expense, net	(16,922)	(10,330)	(11,499)

Income (loss) before income taxes	108,637	8,123	(61,371)
Income tax (provision) benefit	(28,738)	(3,266)	24,460

Net income (loss)	79,899	4,857	(36,911)
Less: Net income attributable to the noncontrolling interest	(8,368)	—	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$71,531	$4,857	$(36,911)

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings (loss) per share	$1.02	$0.11	$(0.86)

Diluted earnings (loss) per share	$1.01	$0.11	$(0.86)

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2010, 2009 and 2008

					Accumulated	Total TTM
			Additional		Other	Technologies, Inc
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Equity
	(In thousands)

Balance, December 31, 2007	42,380	$42	$173,365	$154,337	$850	$328,594	$—	$328,594
Net loss	—	—	—	(36,911)		(36,911)	—	(36,911)
Foreign currency translation adjustment, net of tax expense of $982	—	—	—	—	1,672	1,672	—	1,672
Unrealized loss on effective cash flow hedges, net of tax benefit of $64	—	—	—	—	(108)	(108)	—	(108)
Reclassification of realized losses on cash flow hedges net of tax of $442	—	—	—	—	752	752	—	752

Comprehensive loss						(34,595)
Convertible senior note embedded conversion option, net of tax of $15,907	—	—	25,680	—	—	25,680	—	25,680
Purchase of convertible note hedge, net of tax benefit of $14,633	—	—	(23,624)	—	—	(23,624)	—	(23,624)
Issuance of warrants	—	—	26,197	—	—	26,197	—	26,197
Exercise of stock options	277	1	2,394	—	—	2,395	—	2,395
Excess tax benefits from stock awards exercised or released	—	—	313	—	—	313	—	313
Issuance of common stock for restricted stock units	154	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,076	—	—	5,076	—	5,076

Balance, December 31, 2008	42,811	43	209,401	117,426	3,166	330,036	—	330,036
Net income	—	—	—	4,857	—	4,857	—	4,857
Foreign currency translation adjustment, net of tax benefit of $22	—	—	—	—	(36)	(36)	—	(36)

Comprehensive income						4,821
Exercise of stock options	59	—	416	—	—	416	—	416
Tax shortfall from stock awards exercised or released	—	—	(621)	—	—	(621)	—	(621)
Issuance of common stock for restricted stock units	311	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,265	—	—	6,265	—	6,265

Balance, December 31, 2009	43,181	43	215,461	122,283	3,130	340,917	—	340,917
Acquisition of PCB Subsidiaries	36,334	36	294,346	—	—	294,382	93,478	387,860
Net income	—	—	—	71,531	—	71,531	8,368	79,899
Foreign currency translation adjustment, net of tax expense of $2,386	—	—	—	—	15,301	15,301	2,757	18,058
Unrealized loss on effective cash flow hedges, net of tax benefit of $564	—	—	—	—	(3,121)	(3,121)	—	(3,121)

Comprehensive income						83,711
Exercise of stock options	227	—	2,113	—	—	2,113	—	2,113
Excess tax benefits from stock awards exercised or released	—	—	218	—	—	218	—	218
Issuance of common stock for restricted stock units	520	1	—	—	—	1	—	1
Stock-based compensation	—	—	6,913	—	—	6,913	—	6,913

Balance, December 31, 2010	80,262	$80	$519,051	$193,814	$15,310	$728,255	$104,603	$832,858

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$79,899	$4,857	$(36,911)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	48,747	19,140	21,324
Amortization of definite-lived intangible assets	13,795	3,567	3,917
Amortization of convertible notes, debt discount and debt issuance costs	6,780	5,470	5,403
Non-cash interest imputed on other long-term liabilities and related party financing obligation	1,084	137	131
Income tax benefit from restricted stock units released and common stock options exercised	(506)	(24)	(210)
Deferred income taxes	16,400	(4,841)	(38,056)
Stock-based compensation	6,913	6,265	5,076
Impairment of goodwill and long-lived assets	766	12,761	123,322
Unrealized (gain) loss on short-term investments	—	(325)	—
Net loss (gain) on sale of property, plant and equipment and other	437	(61)	252
Net unrealized gain on derivative assets and liabilities	(801)	—	—
Net unrealized foreign currency exchange loss	500	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	(79,920)	25,686	4,547
Inventories	(8,830)	10,850	(4,854)
Prepaid expenses and other current assets	(10,394)	(101)	1,104
Accounts payable	23,400	(9,996)	(5,695)
Accrued salaries, wages and benefits and other accrued expenses	27,549	592	(3,718)

Net cash provided by operating activities	125,819	73,977	75,632

Cash flows from investing activities:
Acquisition of PCB Subsidiaries, net of cash acquired	(28,529)	—	—
Purchase of property, plant and equipment and equipment deposits	(68,489)	(11,507)	(17,789)
Proceeds from sale of property, plant and equipment and assets held for sale	8,623	729	165
Restricted cash for future acquisition	—	(120,000)	—
Restricted cash released to cash and cash equivalents	120,000	—	—
Redesignation of cash and cash equivalents to short-term investments	—	—	(19,522)
Proceeds from the redemption of short-term investments	1,351	2,631	15,865
Purchase of licensing agreement	—	(350)	—

Net cash provided by (used in) investing activities	32,956	(128,497)	(21,281)

Cash flows from financing activities:
Repayment of assumed long-term debt in acquisition	(387,980)	—	—
Proceeds from new long-term borrowings	387,980	—	—
Net repayment of revolving loan	(37,987)	—	—
Proceeds from exercise of stock options	2,113	416	2,394
Excess tax benefits from stock awards exercised or released	506	24	210
Proceeds from issuance of convertible senior notes	—	—	175,000
Principal payments on long-term debt	—	—	(85,000)
Proceeds from warrants	—	—	26,197
Payment of convertible note hedge	—	—	(38,257)
Payment of debt issuance costs	—	—	(5,751)

Net cash (used in) provided by financing activities	(35,368)	440	74,793

Effect of foreign currency exchange rates on cash and cash equivalents	(1,676)	(38)	640

Net increase (decrease) in cash and cash equivalents	121,731	(54,118)	129,784
Cash and cash equivalents at beginning of year	94,347	148,465	18,681

Cash and cash equivalents at end of year	$216,078	$94,347	$148,465

Supplemental cash flow information:
Cash paid for interest	$14,995	$5,699	$6,031
Cash paid, net for income taxes	15,569	3,855	15,001

Supplemental disclosures of noncash investing and financing activities:

The Company issued common stock and replacement awards with a fair value of $294,382 in connection with the PCB Subsidiaries acquisition, (as defined in the accompanying notes.) See Note 3.

At December 31, 2010, 2009 and 2008 accrued purchases of equipment totaled $75,397, $586 and $1,470, respectively.

During 2009, the Company commenced the process of selling the buildings at its Redmond, Washington production facility and as a result classified such assets to assets held for sale. See Note 8.

During 2008, the Company recognized unrealized losses on derivative instrument of $108, net of tax.

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. The Company provides time-to-market and advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. The Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, personal computers, touch screen tablets and mobile media devices (cellular phones and smart phones). The Company also serves high-end computing, commercial aerospace/defense, and industrial/medical industries. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

In April 2010, the Company acquired from Meadville Holdings Limited (Meadville) all of the issued and outstanding capital stock of four of its subsidiaries. These four companies and their respective subsidiaries collectively referred to as the PCB Subsidiaries, comprised Meadville’s PCB manufacturing and distributing business. See Note 3.

Prior to the Company’s acquisition of the PCB Subsidiaries, the Company had two operating segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of our operations. Due to the acquisition, the Company reassessed its operating segments and now manages its worldwide operations based on two geographic operating segments: (1) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with our U.S. operations and its related European sales support infrastructure; and (2) Asia Pacific, which consists of the PCB Subsidiaries and their seven PCB fabrication plants, which include a substrate facility. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for our customers and uses similar means of product distribution in their respective geographic regions.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Such estimates include the sales return reserve; short-term investments; accounts receivable; inventories; goodwill; intangible assets and other long-lived assets; self insurance reserves; derivative instruments and hedging activities; asset retirement obligations; environmental liabilities; legal contingencies; assumptions used in the calculation of stock-based compensation and income taxes; establishing the fair value of individual assets acquired, liabilities assumed, and noncontrolling interest when the Company acquires other businesses; and others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Unpredictable spending by OEM and EMS companies has also increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of TTM Technologies, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The functional currency of certain of the Company’s subsidiaries is either the Chinese RMB or the Hong Kong Dollar. Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $3,174, $26 and ($69) for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Short-term investments are comprised of an investment in The Reserve Primary Fund (Primary Fund), a money market fund which has been liquidated as of December 31, 2010. The Company recorded these investments as trading securities and at fair value. Unrealized gains and losses on trading securities are recorded as a component of other, net in the consolidated statements of operations.

Accounts and Notes Receivable, Allowance for Doubtful Accounts and Factoring Arrangements

Accounts Receivable

Accounts receivable are reflected at estimated net realizable value, do not bear interest and do not generally require collateral. The Company performs credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses, which exceeded the specific reserves the Company had established.

Additionally, in the normal course of business, the Company’s foreign subsidiaries utilize accounts receivable factoring arrangements. Under these arrangements, the Company may sell certain of its accounts receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the accounts receivable. In all arrangements there is no recourse against the Company for its customers’ failure to pay. The Company sold $49,372 of accounts receivable for the year ended December 31, 2010. The Company did not sell any accounts receivable for the years ended December 31, 2009 and 2008.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$1,015	$1,620	$2,023
Additions charged to expense	852	18	112
Deductions	(109)	(623)	(515)
Effect of foreign currency exchange rates	69	—	—

Balance at end of year	$1,827	$1,015	$1,620

Notes Receivable

Notes receivable represent short-term trade notes received from financial institutions on behalf of certain of the Company’s customers for the sale of PCBs and are reflected at estimated net realizable value, do not bear interest and do not generally require collateral. The Company does not maintain an allowance for doubtful accounts on these trade notes as the financial institution bears the risk of loss for uncollectibilty.

Additionally, in the normal course of business, the Company’s foreign subsidiaries may sell certain of its notes receivable at a discount ranging from 1% to 2% of the notes receivable. The Company sold $78,416, $20,035 and $1,987 for the years ended December 31, 2010, 2009 and 2008, respectively.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out and weighted average basis) or market. Assessments to value the inventory at the lower of the actual cost to purchase and / or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. As a result of the Company’s assessments, when the market value of inventory is less than the carrying value, the inventory cost is written down to the market value and the write down is recorded as a charge to cost of goods sold.

Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Assets recorded under leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term. The Company uses the following estimated useful lives:

Land use rights	50-99 years
Buildings and improvements	7-40 years
Machinery and equipment	3-12 years
Furniture and fixtures	3-7 years
Automobiles	5 years

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income (loss) in the period incurred. Depreciation and amortization expense on property, plant and equipment was $48,747, $19,140, and $21,324, for the years ended December 31, 2010, 2009 and 2008 respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $1,522, $287, and $275 during the years ended December 31, 2010, 2009 and 2008, respectively, in connection with various capital projects.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are included in operating income (loss) as incurred.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead should be tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions.

The Company has two operating segments. In the fourth quarter of 2010, the Company performed its annual impairment test of goodwill and concluded that goodwill was not impaired. See Note 8 for information regarding the goodwill impairment recorded in 2008 as a result of the annual impairment test.

Intangible Assets

Intangible assets include customer relationships, trade name, order backlog and licensing agreements, which are being amortized over their estimated useful lives using straight-line and accelerated methods. The estimated useful lives of such intangibles range from 0.2 years to 15 years. Amortization expense related to acquired licensing agreements is classified as a component of cost of goods sold.

Impairment of Long-lived Assets

Long-lived tangible assets, including property, plant and equipment, assets held for sale, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset groups may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

The Company classifies assets to be sold as assets held for sale when (i) Company management has approved and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition and is ready for sale, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets classified as held for sale are recorded at the lower of the carrying amount or fair value less the cost to sell and are a component of prepaid expenses and other current assets in the consolidated balance sheets.

Revenue Recognition

The Company derives its revenue primarily from the sale of PCBs using customer supplied engineering and design plans and recognizes revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectibility is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective PCBs. The Company accrues an estimated amount for sales returns and allowances related to defective PCBs at the time of sale based on its ability to estimate sales returns and allowances using historical information. The reserve for sales returns and allowances is included as a reduction to accounts receivable, net. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the activity in the Company’s allowance for sales returns and allowances for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$2,636	$3,291	$3,681
Additions charged to expense	11,663	3,933	4,488
Deductions	(9,933)	(4,588)	(4,878)
Effect of foreign currency exchange rates	14	—	—

Balance at end of year	$4,380	$2,636	$3,291

Stock-Based Compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for its incentive compensation plan awards and its recently acquired foreign employee stock awards.

The incentive compensation plan awards include performance-based restricted stock units, restricted stock units, and stock options and the associated compensation expense is based on the grant date fair value of the awards, net of estimated forfeitures. Compensation expense for the incentive compensation plan awards is recognized on a straight line basis over the vesting period of the awards. The fair value of performance-based restricted stock units is estimated on the grant date using a Monte Carlo simulation model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The fair value of restricted stock units is measured on the grant date based on the quoted closing market price of the Company’s common stock. The fair value of the stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.

In conjunction with the acquisition of foreign subsidiaries during the year ended December 31, 2010, existing foreign employee share awards were replaced with fractional shares of TTM common stock plus cash. See Notes 3 and 14. The fair value of the foreign employee share awards was estimated based on the closing price of TTM’s common stock on the effective date of the acquisition plus cash equivalent in an amount to have been received by the foreign subsidiaries’ shareholders as a dividend after the close of the acquisition, net of forfeitures. Compensation expense for the foreign employee share awards is recognized on a straight line basis over the vesting period of the awards.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company does not provide for U.S. income taxes on undistributed earnings for its Asia Pacific operating segment as the foreign earnings will be permanently reinvested in such foreign jurisdictions.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

judgment occurs. Estimated interest and penalties related to underpayment of income taxes are recorded as a component of income tax provision in the consolidated statement of operations.

Self Insurance

The Company is primarily self insured in North America for group health insurance and workers compensation benefits provided to employees. The Company also purchases stop loss insurance to protect against annual claims per individual and at an aggregate level. The individual insured stop loss on the Company’s self insurance for each program is $250 per individual. Self insurance liabilities are estimated for claims incurred but not paid based on judgment, using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carrier and other professionals. The Company has accrued $5,617 and $5,212 for self insurance liabilities at December 31, 2010 and 2009, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the consolidated balance sheets.

Group health insurance and workers compensation benefits for the Company’s Asia Pacific region are fully insured.

Derivative Instruments and Hedging Activities

Derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheets at their respective fair values. As a matter of policy, the Company uses derivatives for risk management purposes, and the Company does not use derivatives for speculative purposes.

Derivatives are typically entered into as hedges for changes in interest rates, currency exchange rates, and other risks. When the Company determines to designate a derivative instrument as a cash flow hedge, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in hedging transactions is highly effective in offsetting changes in cash flows of hedged items.

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

Value Added and Sales Tax Collected from Customers

As a part of the Company’s normal course of business, value added and sales taxes are collected from customers. Such taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs, net of value added and sales taxes.

Fair Value Measures

The Company measures at fair value its financial and non-financial assets by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

Level 1 — Quoted market prices in active markets for identical assets or liabilities;

Level 2 — Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs); and

Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recognizing a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred and the liability can be reasonably estimated. The Company capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived asset. The liability is initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. Accretion expense is recorded as a component of general and administrative expense in the consolidated statement of operations.

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted up over time.

Earnings Per Share

Basic earnings per common share excludes dilution and is computed by dividing net income attributable to TTM Technologies, Inc. stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income (loss) is comprised of net income (loss), changes in the cumulative foreign currency translation adjustments and realized and unrealized gains or losses on hedged derivative instruments.

Loss Contingencies

The Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Any legal fees expected to be incurred in connection with a contingency are expensed as incurred.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Recently Issued Accounting Standards

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

(3)	Acquisition of PCB Subsidiaries

On the evening of April 8, 2010 (in the morning of April 9, 2010, Hong Kong time), the Company acquired from Meadville Holdings Limited (Meadville), an exempted company incorporated under the laws of the Cayman Islands, and MTG Investment (BVI) Limited (MTG), a company incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of Meadville, all of the issued and outstanding capital stock of four wholly owned subsidiaries of MTG. These four companies, through their respective subsidiaries, engage in the business of manufacturing and distributing printed circuit boards, including circuit design, quick-turn-around services, and drilling and routing services. Subsequent to the acquisition, these four companies and their subsidiaries (together, the PCB Subsidiaries) are subsidiaries of the Company and represent the Asia Pacific operating segment of the Company.

The Company purchased the PCB Subsidiaries for a total consideration of $114,034 in cash and 36,334 shares of TTM common stock, of which approximately 26,225 are subject to restrictions. After taking into account the 36,334 shares of TTM common stock issued in the acquisition and based on the number of shares outstanding on April 8, 2010, the date the Company acquired the PCB Subsidiaries, approximately 45% of TTM common stock outstanding was held by Meadville, its shareholders, or their transferees.

Bank fees and legal and accounting costs associated with the acquisition of the PCB Subsidiaries of $9,170 and $5,383 for the years ended December 31, 2010 and 2009, respectively, have been expensed and recorded as general and administrative expense in the consolidated statement of operations in accordance with ASC Topic 805, Business Combinations.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The foreign employee share awards were granted to certain employees involved in the PCB Subsidiaries business by a related party which was previously owned by the controlling shareholder of the PCB Subsidiaries before the Company’s acquisition of the PCB Subsidiaries. The fair value of the share awards included as purchase consideration was determined using a $9.06 per share price plus cash prorated for the pre-combination service period. See Note 14.

The purchase price of the PCB Subsidiaries was allocated to tangible and intangible assets acquired, liabilities assumed and noncontrolling interests based on their estimated fair value at the date of the acquisition (April 8, 2010). The excess of the purchase price over the fair value of net assets acquired and noncontrolling interests was allocated to goodwill.

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired, liabilities assumed and noncontrolling interests. The following summarizes the final estimated fair values of net assets acquired and noncontrolling interests:

(In thousands)

Cash	$85,505
Accounts and notes receivables ($139,398 contractual gross receivables)	131,844
Inventories	66,150
Other current assets	12,762
Property, plant, and equipment	567,985
Identifiable intangible assets	96,588
Goodwill	183,267
Other assets	15,133
Current liabilities	(196,866)
Long-term debt, net of discount	(417,414)
Related party financing obligation	(19,381)
Other liabilities	(23,679)
Noncontrolling interest	(93,478)

Total	$408,416

As of December 31, 2010, the purchase price allocation had been finalized.

Equipment payables

Equipment payables represent equipment purchases, some with extended payment terms. Equipment purchases with payment terms less than one year are reported as Equipment payables in the consolidated balance sheet and those with payment terms greater than one year are included in Other long-term liabilities in the consolidated balance sheet.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Related party financing obligation

The related party financing obligation consists of a put and call option agreement which grants the noncontrolling interest a put option to sell, and to one of the PCB Subsidiaries a call option to purchase, the remaining 20% equity interest in one of its majority owned subsidiaries. The exercise price of the put option is the greater of (i) an enterprise value calculation, which uses earnings before interest and taxes, depreciation and amortization projections on the extrapolation of the latest unaudited combined financial results of the majority owned subsidiary to a four-year period and an enterprise value multiplier of 5.5 times, or (ii) the net asset value based on the extrapolation of the latest unaudited combined financial results of the majority owned subsidiary as at end of the fiscal year 2012; or (iii) the minimum price of approximately 15,384 EUR plus interest which will accrue at a rate of 2.5% compounded annually until the option is exercised. Fair value as of the acquisition date of the financial liability was based upon the minimum price as the other two scenarios were determined to be nonsubstantive due to the challenging current and expected future operations of the subsidiary. As the minimum price represents a fixed obligation, the noncontrolling interest was accounted for as a financing obligation rather than a noncontrolling interest and 100% of the subsidiary is consolidated. The fair value of the related party financial liability was estimated based on the minimum price of the obligation plus 2.5% interest discounted at the liability’s discount rate based on the Company’s adjusted cost of borrowing as of the acquisition date.

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

	Intangible Asset	Weighted-Average
	Acquired	Amortization Period
	(In thousands)

Customer relationships	$84,998	8.0 years
Trade name	10,302	6.0 years
Order backlog	1,288	0.2 years

	$96,588

Goodwill

Goodwill represents the excess of the PCB Subsidiaries purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interests. During the year ended December 31, 2010, goodwill was adjusted to reflect:

•	a decrease in fair value of inventory by $358 as a result of additional information received regarding the existence of certain inventory;

•	a decrease in noncontrolling interests by $12,630 resulting from the completion of the valuation for the noncontrolling interests;

•	a decrease in property, plant and equipment by $11,543 due to the identification of an asset held for sale and the completion of the valuation of certain property acquired;

•	a decrease in the related party financing obligation by $1,156 resulting from the completion of its valuation;

•	an increase in other current assets by $1,006 and other assets by $2,326 due to completion of the compilation of deferred tax assets and reclassification of non current deferred taxes of $7,671 from other assets to other liabilities;

•	an increase in current liabilities of $914 and other liabilities of $2,498 related to other lease obligations and non current deferred tax liabilities, the reclassification of certain equipment payables of approximately $7,936 to current liabilities due to the short-term nature of these obligations; and

•	an increase in identifiable intangible assets of $9,023 due to completion of the valuation of such assets.

During the fourth quarter, the Company recorded a reduction in the value of a partially idle facility and equipment to the estimated fair values. As a result, the Company has finalized the accounting for property, plant and equipment. As a direct result of the change in property, plant and equipment, additional changes in the fair values for intangible assets, deferred income taxes and noncontrolling interests were required to be revised as such fair values include the fair value of property, plant and equipment as an input.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The PCB Subsidiaries’ excess purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interests has been appropriately allocated to the Asia Pacific operating segment.

The Company believes that the acquisition of the PCB Subsidiaries produced the following significant benefits:

•	Create a Leading Global PCB Company. The combination of the Company and the PCB Subsidiaries has created a leading global PCB company with high-technology capabilities and highly diversified revenue mix by geographic region and end market. Additionally, the combination resulted in a one-stop global solution from quick-turn through volume production and a focused facility specialization strategy.

•	Increased Market Presence and Opportunities. The combination of the Company and the PCB Subsidiaries has created an opportunity to capture additional business globally from both existing and new customers, particularly in North America and Europe.

•	Operating Efficiencies. The combination of the Company and the PCB Subsidiaries has also provided the opportunity for potential economies of scale, cost savings and access to a highly trained PCB Subsidiaries workforce, resulting from a global sales force and manufacturing platform; complementary footprints, customers and end markets; and talented management teams with leading expertise in the Asian market.

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for the PCB Subsidiaries, in relation to other acquired tangible and intangible assets. The goodwill acquired in the acquisition is not deductible for income tax purposes.

Results of Operations

Included in the consolidated statement of operations are net sales of $597,842 and net income of $58,586 for the year ended December 31, 2010 from the PCB Subsidiaries’ operations.

Pro forma Results of Operations

Unaudited pro forma operating results for the Company, assuming the acquisition of the PCB Subsidiaries occurred on January 1, 2010 and 2009 are as follows:

	For the Year Ended December 31,
	2010	2009
	(In thousands, except per share data)

Net sales	$1,363,289	$1,206,411

Net income	$78,210	$24,205

Basic earnings per share	$0.98	$0.30

Dilutive earnings per share	$0.97	$0.30

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the PCB Subsidiaries acquisition occurred as of January 1, 2010 and 2009, or the results that may be achieved in future periods.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(4)	Composition of Certain Consolidated Financial Statement Captions

	December 31,
	2010	2009
	(In thousands)

Inventories:
Raw materials	$50,465	$21,758
Work-in-process	47,178	27,296
Finished goods	37,742	11,099

	$135,385	$60,153

Property, plant and equipment, net:
Land and land use rights	$36,444	$9,156
Buildings and improvements	204,850	45,688
Machinery and equipment	477,886	137,058
Construction-in-progress	149,123	3,965
Furniture and fixtures	6,440	498
Automobiles	1,452	330

	876,195	196,695
Less: Accumulated depreciation	(135,565)	(108,118)

	$740,630	$88,577

Other accrued expenses:
Interest	$1,015	$711
Restructuring charges	416	529
Income taxes payable	9,252	180
Other	24,511	907

	$35,194	$2,327

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(5)	Goodwill and Definite-lived Intangibles

As of December 31, 2010 and 2009 goodwill by operating segment and the components of definite-lived intangibles were as follows:

Goodwill

	North	Asia
	America	Pacific	Total
	(In thousands)

Balance as of December 31, 2009
Goodwill	$131,148	$—	$131,148
Accumulated impairment losses	(117,018)	—	(117,018)

	14,130	—	14,130

Goodwill acquired during the year	—	183,267	183,267
Foreign currency translation adjustment during the year	502	(91)	411

Balance as of December 31, 2010
Goodwill	131,650	183,176	314,826
Accumulated impairment losses	(117,018)	—	(117,018)

	$14,632	$183,176	$197,808

	North	Asia
	America	Pacific	Total
	(In thousands)

Balance as of December 31, 2008
Goodwill	$131,167	$—	$131,167
Accumulated impairment losses	(117,018)	—	(117,018)

	14,149	—	14,149

Foreign currency translation adjustment during the year	(19)	—	(19)

Balance as of December 31, 2009
Goodwill	131,148	—	131,148
Accumulated impairment losses	(117,018)	—	(117,018)

	$14,130	$—	$14,130

During the fourth quarter of each year, the Company performs its annual goodwill impairment test. For the years ended December 31, 2010 and 2009, the Company performed its annual impairment test of goodwill and concluded that goodwill was not impaired. See Note 8 for additional information regarding the impairment of goodwill for the year ended December 31, 2008.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Definite-lived Intangibles

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
	(In thousands)				(years)

December 31, 2010:
Strategic customer relationships	$35,429	$(24,017)	$285	$11,697	12.0
Licensing agreements	350	(186)	—	164	3.0
Acquired intangibles from the acquisition of the PCB Subsidiaries:
Strategic customer relationships	84,998	(7,912)	$(57)	$77,029	8.0
Trade name	10,302	(1,313)	(6)	8,983	6.0
Order backlog	1,288	(1,286)	(2)	—	0.2

	$132,367	$(34,714)	$220	$97,873

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
	(In thousands)				(years)

December 31, 2009:
Strategic customer relationships	$35,429	$(20,849)	$251	$14,831	12.0
Licensing agreement	350	(70)	—	280	3.0

	$35,779	$(20,919)	$251	$15,111

All of the definite-lived intangibles are amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $13,795, $3,567 and $3,917 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)

2011	$17,458
2012	16,515
2013	15,520
2014	13,944
2015	12,469

$75,906

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(6)	Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of December 31, 2010. No long-term debt was outstanding at December 31, 2009.

	Average Effective
	Interest Rate
	as of December 31,	December 31,
	2010	2010
	(In thousands)

Bank loans, due various dates through May 2012	3.39%	$30,412
Term loan due November 2013	2.26%	350,000
Other	6.00%	20

		380,432
Less Unamortized discount		(314)

		380,118
Less current maturities		(67,123)

Long-term debt, less current maturities		$312,995

The maturities of long-term debt through 2013 are as follows:

(In thousands)

2012	$120,483
2013	192,504
Thereafter	8

$312,995

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for the Company’s mainland China facilities acquired in conjunction with the acquisition of the PCB Subsidiaries. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or People’s Bank of China rates. These bank loans expire at various dates through May 2012.

On April 9, 2010, in conjunction with the acquisition of the PCB Subsidiaries, the Company became a party to a credit agreement (Credit Agreement), entered into on November 16, 2009 by certain PCB Subsidiaries. The Credit Agreement consists of a $350,000 senior secured term loan (Term Loan), a $87,500 senior secured revolving loan (Revolving Loan), a $65,000 factoring facility (Factoring Facility), and a $80,000 letters of credit facility (Letters of Credit Facility), all of which mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of the PCB Subsidiaries, and is senior to all other Company debt including the Convertible Senior Notes. The Company has fully and unconditionally guaranteed the full and punctual payment of all obligations of the PCB Subsidiaries under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings under the Term Loan will bear interest at a rate of LIBOR plus 2.0%, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. There is no provision, other than an event of default, for these interest margins to increase. At December 31, 2010, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.26%.

The Company is required to make scheduled payments of the outstanding Term Loan balance beginning in 2011. All and any other outstanding balances under the Credit Agreement are due at the maturity date of November 16, 2013. Borrowings under the Credit Agreement are subject to certain financial and operating

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

covenants that include, among other provisions, limitations on dividends or other distributions, in addition to maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. On August 3, 2010, the Company entered into a waiver and amendment letter with The Hongkong and Shanghai Banking Corporation Limited, as Facility Agent for and on behalf of the other lenders named in the Credit Agreement, as amended March 30, 2010, which amended certain financial covenants applicable to the Company. Pursuant to the waiver and amendment letter, the lenders under the Credit Agreement agreed to amend the financial covenants related to consolidated tangible net worth, gearing ratio (the ratio of consolidated net borrowings to consolidated tangible net worth), and leverage. The Company is in compliance with the amended covenants.

The Company is also required to pay a commitment fee of 0.20% per annum on the unused portion of any loan or facility under the Credit Agreement. For the year ended December 31, 2010, the Company incurred $260 in commitment fees related to unused borrowing availability under the Credit Agreement. As of December 31, 2010, all of the Term Loan was outstanding, none of the Revolving Loan or Factoring Facility was outstanding, and $61,648 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $87,500 and $65,000, respectively, at December 31, 2010.

On April 9, 2010, the Company entered into an interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. See Note 11.

Other Letters of Credit

In addition to the letters of credit obtained by the PCB Subsidiaries pursuant to the Credit Agreement, the Company maintains several unused letters of credit: a $1,994 standby letter of credit expiring December 31, 2011 associated with its insured workers compensation program; a $1,000 standby letter of credit expiring February 29, 2012 related to the lease of one of its production facilities; and various other letters of credit aggregating to approximately $378 related to purchases of machinery and equipment with various expiration dates through June 2011.

(7)	Convertible Senior Notes

In May 2008, the Company issued 3.25% Convertible Senior Notes (Convertible Notes) due May 15, 2015, in a public offering for an aggregate principal amount of $175,000. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The liability and equity components of the Convertible Notes are separately accounted for in a manner that reflects the Company’s non-convertible debt borrowing rate when interest costs are recognized.

The Company received proceeds of $169,249 after the deduction of offering expenses of $5,751 upon issuance of the Convertible Notes. The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

issuance costs, respectively. At December 31, 2010 and 2009, the following summarizes the liability and equity components of the Convertible Notes:

	December 31,	December 31,
	2010	2009
	(In thousands)

Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(29,717)	(35,118)

Convertible Notes, net of discount	$145,283	$139,882

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At December 31, 2010 and, 2009, remaining unamortized debt issuance costs included in other non-current assets were $2,998 and $3,542, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At December 31, 2010, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 4.4 years.

The components of interest expense resulting from the Convertible Notes for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Contractual coupon interest	$5,688	$5,688	$3,560
Amortization of Convertible Notes debt discount	5,400	4,968	2,914
Amortization of debt issuance costs	545	502	294

	$11,633	$11,158	$6,768

For the years ended December 31, 2010, 2009 and 2008, the amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 8.37%.

Conversion

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of December 31, 2010, none of the conversion criteria had been met.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of December 31, 2010, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

Convertible Note Hedge and Warrant Transaction

In connection with the issuance of the Convertible Notes, the Company entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to the Company’s common stock. The convertible note hedge, which cost an aggregate of $38,257 and was recorded, net of tax, as a reduction of additional paid-in capital, consists of the Company’s option to purchase up to 10,963 shares of common stock at a price of $15.96 per share. This option expires on May 15, 2015 and can only be executed upon the conversion of the above mentioned Convertible Notes. Additionally, the Company sold warrants to purchase 10,963 shares of its common stock at a price of $18.15 per share. The warrants expire ratably beginning August 2015 through February 2016. Proceeds from the sale of warrants of $26,197 were recorded as an addition to additional paid-in capital. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of the Company’s common stock.

(8)	Impairment of Long-lived Assets and Goodwill

Impairment of Long-lived Assets

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

North America
Plant Closures:
Los Angeles, California	$—	$7,457	$—
Redmond, Washington	—	737	1,808
Hayward, California	—	192	2,746
Assets held for sale:	—	—	—
Redmond, Washington	—	2,125	—
Dallas, Oregon	766	2,250	1,750

	$766	$12,761	$6,304

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2010, 2009 and 2008 the Company reduced the carrying value of the Dallas, Oregon facility, which was classified as an asset held for sale in a prior period, to record the estimated fair value less costs to sell, resulting in an impairment of $766, $2,250 and $1,750, respectively, due to a depressed real estate market in the surrounding Dallas, Oregon region. During the year ended December 31, 2010, the Dallas Oregon facility was sold for $234.

For the years ended December 31, 2009 and 2008, the Company recorded the impairment of certain long-lived assets for its Redmond, Washington, Los Angeles and Hayward, California facilities resulting from announced facility closures. These charges are presented as impairment of goodwill and long-lived assets in the Company’s consolidated statement of operations.

During the year ended 2009, the Company commenced the process of selling the buildings at the Redmond, Washington facility and classified the buildings as assets held for sale and recognized at the lesser of carrying value or fair value less costs to sell. As of December 31, 2010, all of the buildings at the Redmond, Washington facility were sold for amounts approximating carrying value.

Impairment of Goodwill

For the year ended December 31, 2008, the Company recorded an impairment of goodwill in the amount of $117,018 for its North America operating segment when its carrying value exceeded its fair value, which resulted from the Company’s annual goodwill impairment test. In conjunction with the testing, the Company considered factors such as a weakening economy, reduced expectations for future cash flows coupled with a decline in the market price of the Company’s stock and market capitalization for a sustained period, as indicators for potential goodwill impairment.

In performing the impairment test for the year ended December 31, 2008, the fair value of the Company’s reporting units is determined using a combination of the income approach and the market approach as considered necessary. Under the income approach, the fair value of each reporting unit is calculated based on the present value of estimated future net cash flows. Under the market approach, fair value is estimated based on market multiples of earnings or similar measures for comparable companies and market transactions, when available.

(9)	Restructuring Charges

The Company has recorded total restructuring costs of $389 and $5,490, consisting of employee separation and contract termination costs for the year ended December 31, 2010 and 2009, respectively, which have been classified as restructuring charges in the consolidated statement of operations. The Company also recorded other exit costs of $3,350 related to inventory write-downs for the year ended December 31, 2009, which has been recorded as a component of cost of goods sold in the consolidated statement of operations.

In September 2009 the Company announced its plan to close its Hayward and Los Angeles, California facilities and lay off approximately 340 employees at these sites. As a result, the Company recorded $2,284 in separation costs and $2,637 in inventory write-off costs for the year ended December 31, 2009 related to this restructuring. As of December 31, 2010, all accrued separation costs related to this restructuring have been paid. Long-lived asset impairments of $7,649 were also recognized as a result of the Hayward and Los Angeles, California restructuring plan. See Note 8.

During the years ended December 31, 2010 and 2009, the Company incurred $399 and $529 in contract termination costs, respectively, related to building operating leases associated with the closure of its Hayward and Los Angeles, California facilities, which the Company ceased use. These accrued contract termination costs are included as a component of other accrued expenses in the consolidated balance sheet.

The Hayward and Los Angeles, California facilities were part of the Company’s North America operating segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The below table shows the utilization of the accrued restructuring costs during the year ended December 31, 2010 and 2009:

		Contract
	Severance	Termination	Total
	(In thousands)

Accrued at December 31, 2008	$—	$—	$—
Estimated liabilities	2,332	529	2,861
Adjustment	(48)	—	(48)
Amount paid	(1,582)	—	(1,582)

Accrued at December 31, 2009	702	529	1,231
Estimated liabilities	—	399	399
Change in estimates	50	(60)	(10)
Amount paid	(752)	(452)	(1,204)

Accrued at December 31, 2010	$—	$416	$416

In January 2009, the Company announced its plan to close its Redmond, Washington facility and lay off approximately 370 employees at this site. In addition, the Company laid off about 140 employees at various other U.S. facilities in January 2009. As a result, the Company recorded $2,677 in separation costs and $713 in inventory write-off costs related to this restructuring for the year ended December 31, 2009. As of December 31, 2009, the Redmond, Washington facility had been closed, all employees related to the January 2009 restructuring had been separated, and all accrued separation costs had been paid. The Redmond, Washington facility was part of the Company’s North America operating segment. Long-lived asset impairments of $737 were also recognized as a result of the Redmond, Washington restructuring plan. See Note 8.

(10)	Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008 are:

	2010	2009	2008
	(In thousands)

United States	$32,275	$(1,040)	$(69,987)
Foreign	76,362	9,163	8,616

Income (loss) before income taxes	$108,637	$8,123	$(61,371)

The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of income tax (provision) benefit for the years ended December 31, 2010, 2009 and 2008 are:

	2010	2009	2008
	(In thousands)

Current (provision) benefit:
Federal	$90	$(3,536)	$(9,755)
State	(409)	(1,721)	(2,203)
Foreign	(12,215)	(2,839)	(1,625)

Total current	(12,534)	(8,096)	(13,583)

Deferred (provision) benefit:
Federal	(12,640)	3,419	32,335
State	(2,045)	1,313	5,634
Foreign	(1,519)	98	74

Total deferred	(16,204)	4,830	38,043

Total (provision) benefit	$(28,738)	$(3,266)	$24,460

The following is a reconciliation between the statutory federal income tax rates and the Company’s effective income tax rates for the years ended December 31, 2010, 2009 and 2008, which are derived by dividing the income tax (provision) benefit by the income (loss) before income taxes:

	2010	2009	2008

Statutory federal income tax rate	(34.0)%	(34.0)%	35.0%
State income taxes, net of federal benefit and state tax credits	(1.5)	(3.3)	3.6
Domestic production activities deduction	0.1	1.5	1.1
Foreign tax differential on foreign earnings	11.4	—	—
Other	(2.5)	(4.4)	0.2

Total (provision) benefit for income taxes	(26.5)%	(40.2)%	39.9%

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)

Deferred income tax assets:
Goodwill and intangible amortization	$13,015	$32,568
Reserves and accruals	7,236	5,794
Net operating loss carryforwards	14,147	4
State tax credit carryforwards, net of federal benefit	3,506	3,017
Stock-based compensation	2,872	2,728
Original issue discount on Convertible Notes	9,808	11,852
Property, plant and equipment basis differences	6,849	3,712
Other deferred income tax assets	1,600	2,627

	59,033	62,302
Less valuation allowance	(19,285)	—

	39,748	62,302
Deferred income tax liabilities:
Discount on senior convertible notes	(11,174)	(13,432)
Unrealized gain on currency translation	(1,821)	(1,853)
Repatriation of foreign earnings	(8,420)	(2,942)

Net deferred income tax assets	$18,333	$44,075

Deferred income tax assets, net:
Current deferred income taxes	$7,208	$6,645
Noncurrent deferred income taxes	11,125	37,430

At December 31, 2010 the Company’s foreign and multiple state net operating loss carryforwards for income tax purposes were approximately $59,206 and $67, respectively and if not utilized, the state and foreign net operating loss carryforwards will begin to expire in 2011 and 2018, respectively. At December 31, 2010, the Company’s state tax credit carryforwards were approximately $5,394 and have no expiration date.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Certain subsidiaries within the Asia Pacific segment have net operating loss caryforwards in various tax jurisdictions that the Company has determined are not more likely than not to be utilized. Based on historical performance and future expectations of these subsidiaries, the Company does not anticipate sufficient taxable income to utilize these net operating loss carryforwards. As a result, a full valuation allowance has been recorded for these subsidiaries at December 31, 2010. For the net deferred income tax asset, management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

Certain entities within the Asia Pacific segment have operated under tax holidays in China, which were effective through December 31, 2010. The impact of the China tax holidays decreased China taxes by $5,650 and increased both basic and dilutive earnings per share by $0.08 for the year ended December 31, 2010.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	2010	2009	2008
	(In thousands)

Balance at January 1	$112	$95	$346
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	17	—
Reductions for tax positions of prior years	—	—	—
Lapse of statute	—	—	(251)
Settlements	—	—	—

Balance at December 31	$112	$112	$95

At December 31, 2010 and 2009, the Company classified $144 and $138, respectively, of total unrecognized tax benefits, which include accrued interest and penalties of $32 and $26, net of tax benefits for 2010 and 2009, respectively, as a component of other long-term liabilities. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $73. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. As of December 31, 2010, the 2002 — 2009 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions.

(11)	Financial Instruments

Derivatives

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

The notional amount of the interest rate swap decreases to zero over its term, consistent with the Company’s risk management objectives. The notional value underlying the hedge at December 31, 2010 was $146,500. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period. The Company has designated this interest rate swap as a cash flow hedge.

At inception, the fair value of the interest rate swap was zero. As of December 31, 2010, the fair value of the swap was recorded as a liability of $3,421 in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in the Company’s consolidated balance sheet. No ineffectiveness was recognized for the year ended December 31, 2010. There was no

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

impact to interest expense for the year ending December 31, 2010 as the interest rate swap does not hedge interest rate cash flows until the period beginning April 18, 2011.

Additionally, the Company, through its acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40,000, for the period beginning October 8, 2008 and ending on July 30, 2012. This interest rate swap applied to the PCB Subsidiaries’ pre-acquisition, long-term borrowings, which were paid-off on the acquisition date. The notional amount of the interest rate swap decreases to zero over its term. Under the terms of the interest rate swap, the Company will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, the Company did not designate this interest rate swap as a cash flow hedge. As of December 31, 2010, the fair value of the swap was recorded as a liability of $1,206 in other long-term liabilities. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated statement of operations.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary in 2013 (Note 3), and certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at December 31, 2010 was approximately $36,266. The Company did not have any foreign exchange contracts as of December 31, 2009. The Company has designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation. In this instance, the hedged item is a recognized liability subject to foreign currency transaction gains and losses and, therefore, changes in the hedged item due to foreign currency exchange rates are already recorded in earnings. Therefore, hedge accounting has not been applied.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company only had derivative instruments during the year ended December 31, 2010. The fair values of derivative instruments in the consolidated balance sheet are as follows:

		Asset /
		(Liability)
		Fair Value
		December 31,
	Balance Sheet Location	2010
		(In thousands)

Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Deposits and other non-current assets	$9
Foreign exchange contracts	Other accrued expenses	(1)
Foreign exchange contracts	Other long-term liabilities	(272)
Interest rate swap	Other long-term liabilities	(3,421)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	482
Foreign exchange contracts	Other accrued expenses	(4)
Foreign exchange contracts	Deposits and other non-current assets	728
Interest rate swap	Other long-term liabilities	(1,206)

		$(3,685)

The following tables provide information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

For the Year Ended December 31, 2010
		Effective Portion		Ineffective Portion
		Gain/ (Loss)	Gain/ (Loss)	Gain/ (Loss)
		Recognized in Other	Reclassified into	Recognized into
	Financial Statement Caption	Comprehensive Income	Income	Income
(In thousands)

Cash flow hedge:
Interest rate swap	Interest expense	$(3,421)	$—	$—
Foreign currency forward	Other, net	(264)	—	—

		$(3,685)	$—	$—

The following provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the year ended December 31, 2010:

December 31, 2010
(In thousands)

Beginning balance, net of tax	$—
Changes in fair value loss, net of tax	(3,121)
Reclassification to earnings, net of tax	—

Ending balance, net of tax	$(3,121)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The amounts recorded in accumulated other comprehensive income for the cash flow hedge related to the interest rate swap are reclassified into interest expense during the operative period of the swap, beginning April 18, 2011 and ending on April 16, 2013, and in the same period in which the related interest on the floating-rate debt obligation affects earnings. The Company expects that approximately $1,580 will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain recognized in other, net in the consolidated statement of operations on derivative instruments not designated as hedges is as follows:

Year Ended
December 31,
2010
(In thousands)

Derivative instruments not designated as hedges:
Interest rate swap	$489
Foreign exchange contracts	437

$926

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Short-term investments	$—	$—	$1,351	$1,351
Short-term derivative assets	482	482	—	—
Short-term derivative liabilities	5	5	—	—
Noncurrent derivative assets	737	737	—	—
Long-term derivative liabilities	4,899	4,899	—	—
Long-term equity investment	2,714	2,280	—	—
Related party financing obligation	20,399	20,791	—	—
Long-term debt	380,118	370,812	—	—
Convertible senior notes	145,283	207,508	139,882	174,340

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at December 31, 2010.

The fair value of the convertible senior notes was estimated based on quoted market prices.

The fair value of short-term investments was estimated based on a court order issued by a U.S. District Court prescribing amounts to be distributed which resulted in sufficient information available to determine the investment fair value.

At December 31, 2010 and 2009, the Company’s financial instruments included cash and cash equivalents, short-term investments, restricted cash, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

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

As of December 31, 2010 and 2009, the Company’s 10 largest customers in the aggregate accounted for 53% and 57%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

(12)	Fair Value Measures

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

At December 31, 2010 and 2009, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	December 31,	Fair Value Measurements Using:
	2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)

Cash equivalents	$66,742	$66,742	—	—
Foreign exchange derivative assets	1,219	—	1,219	—
Interest rate swap derivative liabilities	4,627	—	4,627	—
Foreign exchange derivative liabilities	277	—	277	—

	December 31,	Fair Value Measurements Using:
	2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)

Cash equivalents	$70,794	$70,794	—	—
Short-term investments	1,351	—	—	1,351
Restricted cash	120,000	120,000	—	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2010 and 2009.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of activity for fair value measurements using Level 3 inputs for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
Fair Value Measurement using Significant Unobservable Inputs (Level 3)	2010	2009	2008
	(In thousands)

Beginning balance	$1,351	$3,657	$—
Transfers to level 3	—	—	20,101
Settlement	(1,351)	(2,631)	(15,865)
Changes in fair value included in earnings	—	325	(579)

Ending balance	$—	$1,351	$3,657

The changes in fair value included in earnings for the years ended December 31, 2009 and 2008 have been included in other, net in the consolidated statement of operations.

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

For the years ended December 31, 2010 and 2009, the following non-financial instruments were measured at fair value on a nonrecurring basis using the type of inputs shown:

	Fair Value Measurements Using:
					Total Losses for
	December 31,	Level 1	Level 2	Level 3	the Year Ended
	2010	Inputs	Inputs	Inputs	December 31, 2010
	(In thousands)

Asset held for sale	—	—	—	—	$766

	Fair Value Measurements Using:
					Total Losses for
	December 31,	Level 1	Level 2	Level 3	the Year Ended
	2009	Inputs	Inputs	Inputs	December 31, 2009
	(In thousands)

Long-lived assets held and used	$1,516	—	$1,516	—	$8,386
Asset held for sale	7,875	—	7,875	—	4,375
Asset retirement obligation	691	—	—	$691	—

					$12,761

For the years ended December 31, 2010, 2009 and 2008 the Company reduced the carrying value of the Dallas, Oregon facility, which was classified as an asset held for sale in a prior period, to record the estimated fair value less costs to sell, due to a depressed real estate market in the surrounding Dallas, Oregon region. During the year ended December 31, 2010, the Dallas Oregon facility was sold. See Note 8.

For the year ended December 31, 2009, the fair values of long-lived assets held and used and the asset held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs. Additionally, the Company estimates liabilities for the costs of asset retirement obligations when a legal or contractual obligation exists to dispose of or restore an asset upon its retirement and the timing and cost of such work can be reasonably estimated. The Company capitalizes the associated asset retirement costs as part of the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

carrying amount of the long-lived asset. The initial liability and subsequent adjustments due to changes in the amount or timing of the estimated cash flows are measured at fair value based on the present value of estimated cash flows using the Company’s credit-adjusted, risk-free interest rate. During 2009, an adjustment was recorded to the estimated asset retirement obligation and related assets for the Hayward and Los Angeles, California manufacturing facilities to restore the Company’s leased manufacturing facilities to shell condition due to changes in the expected timing and amount of cash flows. Because the primary determination of fair value was based on management’s assumptions and estimates of costs to dispose of or restore an asset, the resulting fair value is considered a Level 3 input.

(13)	Commitments and Contingencies

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

The following is a schedule of future minimum lease payments as of December 31, 2010:

Operating Leases
(In thousands)

2011	$1,634
2012	750
2013	371
2014	237
2015	226
Thereafter	997

Total minimum lease payments	$4,215

Total rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $3,129, $4,503, and $4,598, respectively.

Legal Matters

The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at December 31, 2010 and 2009. However, these amounts are not material to the consolidated financial statements.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

violations and has implemented certain required minor corrective activities. There can be no assurance that violations will not occur in the future.

The Company is involved in various stages of investigation and cleanup in Connecticut related to environmental remediation matters for two of the sites and has investigated a third site. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site was investigated under Connecticut’s Land Transfer Act and no contamination above applicable standards was found. The Company concluded that it was probable that it would incur remediation and monitoring costs for these sites of approximately $558 and $720 as of December 31, 2010 and 2009, respectively, the liability for which is included in other long-term liabilities. The Company estimates that it will incur the remediation costs over the next 12 to 84 months. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.

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

(14)	Stock-Based Compensation

Incentive Compensation Plan

In 2006, the Company adopted the 2006 Incentive Compensation Plan (the Plan) which allows for the issuance of up to 6,873 shares through its expiration date of June 22, 2016.

The Plan provides for the grant of incentive stock options and nonqualified stock options to our key employees, non-employee directors and consultants. Other types of awards such as performance-based restricted stock units (PRUs), stock restricted stock units (RSUs), and stock appreciation rights are also permitted. The exercise price for options and awards is determined by the compensation committee of the Board of Directors and, for options intended to qualify as incentive stock options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, with options, PRUs and RSUs generally vesting over three years for employees and one year for non-employee directors and do not have voting rights. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. Upon the exercise of outstanding stock options or vesting of RSUs and PRUs, the Company’s practice is to issue new registered shares that are reserved for issuance under the Plan.

As of December 31, 2010, 58 PRUs, 1,318 RSUs and 1,691 stock options were outstanding under the Plan. Included in the 1,318 RSUs outstanding as of December 31, 2010 are 82 vested but not yet released associated with non-employee directors RSUs which vest over one year with release of the underlying shares of common stock deferred until retirement from the board of directors.

Performance-based Restricted Stock Units

On March 25, 2010, the Company implemented a new long-term incentive program for executives that provides for the issuance of PRUs, representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of our common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which for the first one-third of the 2010 grant

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

were based on revenue and EBITDA (earnings before interest, tax, depreciation, and amortization expense), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to the S&P SmallCap 600 over the three-year performance period.

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

The TSR modifier is intended to ensure that there are limited or no payouts under the PRU program if the Company’s stock performance is significantly below the median TSR of S&P SmallCap 600 companies for the three-year performance period. Where the annual financial goals have been met and where there has been strong relative TSR performance over the three-year performance period, the PRU program may provide substantial rewards to participants with a maximum payout of 2.4 times the initial PRU award. However, even if all of the annual financial metric goals are achieved in each of the three years, there will be no payouts if the Company’s stock performance is below that of the 20th percentile of S&P SmallCap 600 companies.

Recipients of PRU awards generally must remain employed by the Company on a continuous basis through the end of the three-year performance period in order to receive any amount of the PRUs covered by that award. Target shares subject to PRU awards do not have voting rights of common stock until earned and issued following the end of the three-year performance period.

During the year ended December 31, 2010, the Company granted 48 PRUs, representing the first one-third of the 143 target PRUs, with an estimated weighted average fair value per unit of $10.11 at the date of grant. The fair value for PRUs granted is calculated using the Monte Carlo simulation model, as the TSR modifier contains a market condition. For the year ended December 31, 2010 the following assumptions were used in determining the fair value:

December 31,
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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

PRUs activity for the year ended December 31, 2010 was as follows:

Shares
(In thousands)

Outstanding target share at December 31, 2009	—
Granted	48
Vested	—
Change in units due to annual performance and market condition achievement	7
Forfeited	—

Outstanding target shares at December 31, 2010	55

Restricted Stock Units

RSU activity for the year ended December 31, 2010 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Non-vested RSUs outstanding at December 31, 2009	1,125	$7.16
Granted	742	9.61
Vested	(559)	8.17
Forfeited	(72)	7.13

Non-vested RSUs outstanding at December 31, 2010	1,236	$8.17

Vested and expected to vest at December 31, 2010	1,289	$8.35

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The total fair value of RSUs vested for the years ended December 31, 2010, 2009 and 2008 was $4,562, $3,704 and $1,934, respectively.

Stock Options

Stock option awards granted were estimated to have a weighted average fair value per share of $7.17, $4.95 and $6.81 for the years ended December 31, 2010, 2009 and 2008, respectively. The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2010, 2009 and 2008 the following weighted average assumptions were used in determining the fair value:

	2010	2009	2008

Risk-free interest rate	2.5%	2.4%	2.9%
Dividend yield	—%	—%	—%
Expected volatility	68%	60%	69%
Expected term in months	96	66	66

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant with a period that approximates the expected term of the option.

Option activity under the Plan for the year ended December 31, 2010, was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	(In thousands)		(In years)	(In thousands)

Outstanding at December 31, 2009	2,134	$12.32	4.9
Granted	80	10.41
Exercised	(227)	9.31
Forfeited/expired	(296)	15.91

Outstanding at December 31, 2010	1,691	$12.01	4.7	$5,240

Vested and expected to vest at December 31, 2010	1,691	$12.01	4.7	$5,240

Exercisable at December 31, 2010	1,501	$12.27	4.2	$4,304

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $973, $210 and $1,433, respectively. The total fair value of the options vested for the years ended December 31, 2010, 2009 and 2008 was $1,608, $1,891 and $1,836, respectively.

A summary of options outstanding and options exercisable as of December 31, 2010, is as follows:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In thousands)	(Years)		(In thousands)

$2.76-$4.99	38	2.2	$3.52	38	$3.52
$5.00-$9.99	323	5.7	8.15	227	7.99
$10.00-$14.99	1,163	4.4	12.67	1,069	12.77
$15.00 and over	167	5.3	16.82	167	16.82

	1,691	4.7	$12.01	1,501	$12.27

Foreign Employee Share Awards

Prior to the acquisition of the PCB Subsidiaries by the Company, there existed an employee share award scheme originally set up by the controlling shareholder of the PCB Subsidiaries to incentivize and reward the PCB Subsidiaries’ employees. In 2008, administration of this scheme was transferred to a small group of employees in order to carry on the aim of the program. After the close of the acquisition, the unvested Meadville Holdings shares remaining for vesting and/or granting purposes under that scheme were exchanged for the right to earn fractional shares of TTM common stock plus cash equal to the dividend distributed by Meadville Holdings to the holders of Meadville Holdings shares after the acquisition. These remaining grants will vest in five tranches, with two tranches vesting in 2011 and the remaining three tranches vesting annually thereafter, until 2014. As per ASC Topic 805,

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Business Combinations, the fair value of the common stock plus cash consideration to be received by the employee, after adjustment for estimated forfeiture, that is attributed to pre-combination service is recognized as purchase consideration. The fair value, after adjustment for estimated forfeiture, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At December 31, 2010, there were approximately 193 shares in the employee share award grants.

Foreign employee share award activity for the year ended December 31, 2010 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Non-vested share awards outstanding at April 8, 2010	198	$12.40
Forfeited	(5)	12.40

Non-vested share awards outstanding at December 31, 2010	193	12.40

Vested and expected to vest at December 31, 2010	193	$12.40

For the years ended December 31, 2010, 2009 and 2008, the amounts recognized in the consolidated financial statements with respect to the stock-based compensation plan are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cost of goods sold	$1,272	$1,675	$1,342
Selling and marketing	428	547	405
General and administrative	5,213	4,043	3,329

Stock-based compensation expense recognized	6,913	6,265	5,076
Income tax benefit recognized	(2,054)	(2,128)	(1,713)

Total stock-based compensation expense after income taxes	$4,859	$4,137	$3,363

The Company may become entitled to a deduction in its tax returns upon the future exercise of incentive stock options under certain circumstances; however, the value of this deduction will be recorded as an increase to additional paid-in capital and not as an income tax benefit. For the year ended December 31, 2010 and 2008, a net tax benefit of $218 and $313, respectively, related to fully vested stock option awards exercised and vested restricted stock units was recorded as an increase to additional paid-in capital. There was no such tax benefit for the year ended December 31, 2009, but rather a net tax shortfall of $621 related to fully vested stock option awards exercised and vested restricted stock units and was recorded as a decrease to additional paid-in capital.

The following is a summary of total unrecognized compensation costs as of December 31, 2010:

	Unrecognized	Remaining Weighted
	Stock-Based	Average Recognition
	Compensation Cost	Period
	(In thousands)	(In years)

PRU awards	$409	1.0
RSU awards	6,452	0.9
Stock option awards	830	1.4
Foreign employee share awards	629	1.1

	$8,320

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(15)	Employee Benefit Plan

The Company has three separate retirement benefit plans; one in North America and two in Asia Pacific. In North America, the Company has a 401(k) savings plan in which eligible full-time employees can participate and contribute a percentage of compensation subject to the maximum allowed by the Internal Revenue Service. The Savings Plan provides for a matching contribution of employee contributions up to 5%; 100% up to the first 3% and 50% of the following 2% of employee contributions. In Asia Pacific, the Company contributes to either separate trust-administered funds or various government sponsored pension plans on a mandatory basis. For all retirement plans, the Company has no further payment obligation once the compulsory contributions have been made.

The Company recorded contributions to retirement benefit plans of $7,162, $3,174 and $4,265 during the years ended December 31, 2010, 2009, and 2008, respectively.

(16)	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations related to the restoration of its leased manufacturing facilities to shell condition upon termination of the leases in place at those facilities and for removal of asbestos at its owned Stafford, Connecticut and Santa Clara, California manufacturing plants. For the year ended December 31, 2009, an adjustment of $691 was recorded to the estimated asset retirement obligations and related assets for the Hayward and Los Angeles, California manufacturing facilities to restore the Company’s leased manufacturing facilities to shell condition, due to changes in the expected timing and amount of cash flows. The change in estimate was recorded as an addition to the corresponding asset, which was subsequently determined to be impaired. See Note 8.

Asset retirement obligations in the amount of $945 and $242 were settled during the years ended December 31, 2010 and 2009, respectively, relating to the termination and full settlement of obligations for the Hayward and Santa Clara, California production facility leases and the partial settlement of obligations related to the Los Angeles, California production facility leases.

Activity related to asset retirement obligations for the year ended December 31, 2010 and 2009, consists of the following and is included in other long-term liabilities:

(In thousands)

Asset retirement obligations at December 31, 2008	$1,384
Adjustment to estimate	691
Accretion expense	68
Settlement of asset retirement obligations	(242)

Asset retirement obligations at December 31, 2009	1,901
Accretion expense	27
Settlement of asset retirement obligations	(945)

Asset retirement obligations at December 31, 2010	$983

(17)	Preferred Stock

The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of December 31, 2010, no shares of preferred stock are outstanding.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(18)	Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources. Prior to the Company’s acquisition of the PCB Subsidiaries, the Company had two operating segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of its operations. Due to the acquisition, which was completed on April 8, 2010, the Company has reassessed its operating segments and now manages its worldwide operations based on two geographic operating segments: 1) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations and its related European sales support infrastructure; and 2) Asia Pacific, which consists of the PCB Subsidiaries and their seven PCB fabrication plants, which include a substrate facility. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution in their respective geographic regions.

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net Sales:
North America	$581,828	$582,476	$680,981
Asia Pacific	604,748	—	—

Total sales	1,186,576	582,476	680,981
Inter-segment sales	(6,905)	—	—

Total net sales	$1,179,671	$582,476	$680,981

Operating Segment Income (Loss):
North America	$52,998	$21,893	$(46,073)
Asia Pacific	86,239	—	—

Total operating segment income (loss)	139,237	21,893	(46,073)
Amortization of definite-lived intangibles	(13,678)	(3,440)	(3,799)

Total operating income (loss)	125,559	18,453	(49,872)
Total other (expense) income	(16,922)	(10,330)	(11,499)

Income (loss) before income taxes	$108,637	$8,123	$(61,371)

Depreciation Expense:
North America	$15,528	$19,140	$21,324
Asia Pacific	33,219	—	—

Total depreciation expense	$48,747	$19,140	$21,324

Capital Expenditures:
North America	$14,298	$10,623	$17,891
Asia Pacific	100,831	—	—

Total capital expenditures	$115,129	$10,623	$17,891

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties; at arms length and in conjunction with the Company’s revenue recognition policy. The inter-segment sales for the year ended December 31, 2010 are sales from the Asia Pacific operating segment to the North America operating segment.

	As of December 31,
	2010	2009	2008
	(In thousands)

Segment Assets:
North America	$413,186	$541,707	$536,583
Asia Pacific	1,348,766	—	—
Unallocated corporate assets	—	1,351	3,657

Total assets	$1,761,952	$543,058	$540,240

The Company markets and sells its products in approximately 45 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of net sales. Net sales and long-lived assets are as follows:

	2010		2009		2008
		Long-Lived		Long-Lived		Long-Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
	(In thousands)

United States	$416,159	$113,388	$430,866	$101,202	$504,294	$130,298
China	497,298	922,923	91,395	16,616	85,114	17,112
Malaysia	64,683	—	30,780	—	32,331	—
Other	201,531	—	29,435	—	59,242	—

Total	$1,179,671	$1,036,311	$582,476	$117,818	$680,981	$147,410

For the years ended December 31, 2010 and 2009, there were no customers which accounted for 10% or greater of the Company’s net sales. For the year ended December 31, 2008, one North America segment customer, Flextronics, accounted for 12% of the Company’s net sales.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(19)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands, except per share amounts)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$71,531	$4,857	$(36,911)

Weighted average shares outstanding	70,220	43,080	42,681
Dilutive effect of performance-based stock units, restricted stock units and stock options	599	499	—

Diluted shares	70,819	43,579	42,681

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$1.02	$0.11	$(0.86)

Diluted	$1.01	$0.11	$(0.86)

For the years ended December 31, 2010 and 2009, performance-based stock units, restricted stock units and stock options to purchase 1,726 and 2,078 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the year and, therefore, the effect would be anti-dilutive. For the year ended December 31, 2008, potential shares of common stock, consisting of stock options to purchase approximately 2,110 shares of common stock at exercise prices ranging from $2.76 to $16.82 per share and 818 restricted stock units, were not included in the computation of diluted earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive. There were no outstanding performance-based restricted stock units outstanding for the years ended December 31, 2009 and 2008.

Additionally, for the year ended December 31, 2010, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the year, and therefore, the effect would be anti-dilutive.

(20)	Related Party Transactions

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

The Company accounts for this 10% nonmarketable investment in Oulu using the cost method of accounting. Under the cost method of accounting, the investment is measured at cost subsequent to initial measurement, which for the Company was April 8, 2010, the acquisition date of the PCB Subsidiaries. The fair value assigned to this

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

investment was $2,718, which was based on a market approach to estimate the enterprise value calculation and recorded as a component of non-current assets.

The equity investment is tested for impairment if there are impairment triggers. There was no impairment of the equity investment for the year ended December 31, 2010.

Supply and Lease Arrangements

In December 2009, one of the Company’s foreign subsidiaries (on behalf of itself and other foreign subsidiaries) entered into long-term supply arrangements to purchase laminate and prepreg from a related party (and its subsidiary) in which a significant shareholder of the Company holds an approximate 17% share. These supply arrangements commenced on January 1, 2010, and expire on December 31, 2012. The Company’s foreign subsidiaries also purchased laminate and prepreg from the laminate companies of the said significant shareholder of the Company. For the year ended December 31, 2010, the Company purchased $92,705 of laminate and prepreg from these related parties.

Additionally, a foreign subsidiary of the Company also leases warehouse space from a related party controlled by a significant shareholder of the Company. Likewise, a related party leases employee housing space from a foreign subsidiary of the Company. For the year ended December 31, 2010, the net income for these activities was $222.

At December 31, 2010, the Company’s consolidated balance sheet included $50,374 in accounts payable due to and $86 in accounts receivable due from a related party for the supply and lease arrangements.

(21)	Metal Reclamation

During 2008, the Company recognized $3,700 of income related to a pricing reconciliation of metal reclamation activity attributable to a single vendor. As a result of the pricing reconciliation, the Company discovered that the vendor had inaccurately compensated the Company for gold reclamations over several years.