Form 10-Q
period 2011-03-28
TTM TECHNOLOGIES INC
filed 2011-05-09
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2011
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
     Number of shares of common stock, $0.001 par value, of registrant outstanding at May 3, 2011: 81,318,061

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets

	March 28,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$202,340	$216,078
Accounts and notes receivable, net of allowance for bad debts of $1,265 in 2011 and $1,827 in 2010	292,033	287,703
Inventories	144,600	135,385
Prepaid expenses and other current assets	33,324	30,125
Deferred income taxes	7,208	7,208

Total current assets	679,505	676,499
Property, plant and equipment, net	760,370	740,630
Deferred income taxes	21,228	23,733
Goodwill	197,319	197,808
Definite-lived intangibles, net	93,425	97,873
Deposits and other non-current assets	37,087	25,409

	$1,788,934	$1,761,952

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$87,504	$67,123
Accounts payable	161,787	154,600
Accounts payable due to related parties	42,238	50,374
Accrued salaries, wages and benefits	43,349	51,107
Equipment payable	77,309	59,802
Other accrued expenses	37,552	35,194

Total current liabilities	449,739	418,200

Convertible senior notes, net of discount	146,705	145,283
Long-term debt, net of discount	260,572	312,995
Deferred income taxes	14,472	12,608
Related party financing obligation	21,829	20,399
Other long-term liabilities	20,445	19,609

Total long-term liabilities	464,023	510,894

Commitments and contingencies (Note 14)
Equity:
TTM Technologies, Inc. stockholders’ equity
Common stock, $0.001 par value; 100,000 shares authorized, 81,186 and 80,262 shares issued and outstanding in 2011 and 2010, respectively	81	80
Additional paid-in capital	528,846	519,051
Retained earnings	220,937	193,814
Accumulated other comprehensive income	18,397	15,310

Total TTM Technologies, Inc. stockholders’ equity	768,261	728,255
Noncontrolling interest	106,911	104,603

Total equity	875,172	832,858

	$1,788,934	$1,761,952

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarters Ended March 28, 2011 and March 29, 2010
(Unaudited)
(In thousands, except per share data)

	Quarter Ended
	March 28,	March 29,
	2011	2010
Net sales	$342,801	$138,219
Cost of goods sold	260,875	111,246

Gross profit	81,926	26,973

Operating expenses:
Selling and marketing	9,033	6,727
General and administrative	23,051	9,037
Amortization of definite-lived intangibles	4,158	791
Restructuring charges	—	50
Impairment of goodwill and long-lived assets	—	500

Total operating expenses	36,242	17,105

Operating income	45,684	9,868

Other income (expense):
Interest expense	(6,291)	(2,781)
Other, net	977	(8)

Total other expense, net	(5,314)	(2,789)

Income before income taxes	40,370	7,079
Income tax provision	(11,282)	(2,594)

Net income	29,088	4,485
Less: Net income attributable to the noncontrolling interest	(1,965)	—

Net income attributable to TTM Technologies, Inc. stockholders	$27,123	$4,485

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings per share	$0.34	$0.10

Diluted earnings per share	$0.33	$0.10

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Quarters Ended March 28, 2011 and March 29, 2010

	Quarter Ended
	March 28,	March 29,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$29,088	$4,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	15,695	3,883
Amortization of definite-lived intangible assets	4,188	820
Amortization of convertible notes, debt discount and debt issuance costs	1,846	1,440
Non-cash interest imputed on other long-term liabilities and related party financing obligation	371	30
Income tax benefit from restricted stock units released and common stock options exercised	(1,916)	(391)
Deferred income taxes	6,713	2,334
Stock-based compensation	1,754	1,412
Impairment of goodwill and long-lived assets	—	500
Net loss (gain) on sale of property, plant and equipment and other	418	(163)
Net unrealized loss on derivative assets and liabilities	283	—
Net unrealized foreign currency exchange gain	20	—
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	(4,208)	(8,839)
Inventories	(9,171)	(1,825)
Prepaid expenses and other current assets	(4,309)	415
Accounts payable	1,097	2,150
Accrued salaries, wages and benefits and other accrued expenses	(4,784)	71

Net cash provided by operating activities	37,085	6,322

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(26,480)	(3,011)
Proceeds from sale of property, plant and equipment and assets held for sale	11	3,442
Proceeds from the redemption of short-term investments	—	1,351

Net cash (used in) provided by investing activities	(26,469)	1,782

Cash flows from financing activities:
Repayment of revolving loan	(14,620)	—
Repayment of long-term debt	(17,500)	—
Proceeds from exercise of stock options	5,713	44
Excess tax benefits from stock awards exercised or released	1,916	391

Net cash (used in) provided by financing activities	(24,491)	435

Effect of foreign currency exchange rates on cash and cash equivalents	137	—

Net (decrease) increase in cash and cash equivalents	(13,738)	8,539
Cash and cash equivalents at beginning of period	216,078	94,347

Cash and cash equivalents at end of period	$202,340	$102,886

Supplemental disclosures of noncash investing and financing activities:
At March 28, 2011 and March 29, 2010 accrued purchases of equipment totaled $92,155 and $1,180, respectively.
See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
(Dollars and shares in thousands, except per share data)
(1) Nature of Operations and Basis of Presentation
     TTM Technologies, Inc. (the Company or TTM) is a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. The Company provides advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. The Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, personal computers, touch screen tablets and mobile media devices (cellular phones and smart phones). The Company also serves high-end computing, commercial aerospace/defense, and industrial/medical industries. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.
     The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the last Monday in March and the fourth quarter always ending on December 31. The first quarters ended March 28, 2011 and March 29, 2010 each contained 87 and 88 days, respectively.
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

     Bank fees and legal and accounting costs associated with the acquisition of the PCB Subsidiaries of $1,798 for the quarter ended March 29, 2010 have been expensed and recorded as general and administrative expense in the consolidated condensed statement of operations in accordance with ASC Topic 805, Business Combinations. There were no bank fees or legal and accounting costs associated with the acquisition of the PCB Subsidiaries for the quarter ended March 28, 2011.
     Unaudited pro forma operating results for the Company, assuming the acquisition of the PCB Subsidiaries occurred on January 1, 2010 are as follows:

For the Quarter
Ended
March 29, 2010
(In thousands, except
per share data)
Net sales	$296,535

Net income	$6,171

Basic earnings per share	$0.08

Dilutive earnings per share	$0.08

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the PCB Subsidiaries acquisition occurred as of January 1, 2010, or the results that may be achieved in future periods.
(3) Accounts and Notes Receivable Factoring and Sales Arrangements
     In the normal course of business, the Company’s foreign subsidiaries utilize accounts receivable factoring arrangements. Under these arrangements, the Company may sell certain of its accounts receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the accounts receivable. In all arrangements there is no recourse against the Company for its customers’ failure to pay. The Company sold $14,261 of accounts receivable for the quarter ended March 28, 2011.
     Additionally, the Company’s foreign subsidiaries may also sell certain of their notes receivable at a discount ranging from 1% to 2% of the notes receivable. The Company sold $26,289 of notes receivable for the quarter ended March 28, 2011.
     The Company did not sell any accounts or notes receivable for the quarter ended March 29, 2010.
(4) Inventories
     Inventories as of March 28, 2011 and December 31, 2010 consist of the following:

	March 28,	December 31,
	2011	2010
	(In thousands)
Inventories:
Raw materials	$52,043	$50,465
Work-in-process	53,233	47,178
Finished goods	39,324	37,742

	$144,600	$135,385

(5) Goodwill and Definite-lived Intangibles
     As of March 28, 2011 and December 31, 2010 goodwill by operating segment and the components of definite-lived intangibles were as follows:
Goodwill

	North	Asia
	America	Pacific	Total
	(In thousands)
Balance as of December 31, 2010
Goodwill	$131,650	$183,176	$314,826
Accumulated impairment losses	(117,018)	—	(117,018)

	14,632	183,176	197,808

Foreign currency translation adjustment during the quarter	77	(566)	(489)

Balance as of March 28, 2011
Goodwill	131,727	$182,610	314,337
Accumulated impairment losses	(117,018)	—	(117,018)

	$14,709	$182,610	$197,319

     The December 31, 2010 goodwill balance includes foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.
Definite-lived Intangibles

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
		(In thousands)			(years)
March 28, 2011:
Strategic customer relationships	$120,427	$(35,663)	$(2)	$84,762	9.2
Trade name	10,302	(1,741)	(33)	8,528	6.0
Licensing agreements	350	(215)	—	135	3.0
Order backlog	1,288	(1,286)	(2)	—	0.2

	$132,367	$(38,905)	$(37)	$93,425

     All of the definite-lived intangibles are amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $4,188 and $820 for the quarters ended March 28, 2011 and March 29, 2010, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.
     Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2011	$13,300
2012	16,516
2013	15,521
2014	13,945
2015	12,470

$71,752

(6) Long-term Debt and Letters of Credit
     The following table summarizes the long-term debt of the Company as of March 28, 2011 and December 31, 2010.

	Average Effective		Average Effective
	Interest Rate		Interest Rate
	as of		as of
	March 28,	March 28,	December 31,	December 31,
	2011	2011	2010	2010
		(In thousands)		(In thousands)
Bank loans, due various dates through May 2012	2.12%	$15,813	3.39%	$30,412
Term loan due November 2013	2.25%	332,500	2.26%	350,000
Other	6.00%	19	6.00%	20

		348,332		380,432
Less: Unamortized discount		(256)		(314)

		348,076		380,118
Less: Current maturities		(87,504)		(67,123)

Long-term debt, less current maturities		$260,572		$312,995

     The maturities of long-term debt through 2013 and thereafter are as follows:

(In thousands)
Remaining 2011	$35,003
2012	120,561
2013	192,504
Thereafter	8

$348,076

     Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for the Company’s mainland China facilities acquired in conjunction with the acquisition of the PCB Subsidiaries. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or People’s Bank of China rates. These bank loans expire in May 2012.
     On April 9, 2010, in conjunction with the acquisition of the PCB Subsidiaries, the Company became a party to a credit agreement (Credit Agreement) entered into on November 16, 2009 by certain PCB Subsidiaries. The Credit Agreement consists of a $350,000 senior secured term loan (Term Loan), a $87,500 senior secured revolving loan (Revolving Loan), a $65,000 factoring facility (Factoring Facility), and a $80,000 letters of credit facility (Letters of Credit Facility), all of which mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of the PCB Subsidiaries and is senior to all other Company debt including the Convertible Senior Notes, (Note 7). The Company has fully and unconditionally guaranteed the full and punctual payment of all obligations of the PCB Subsidiaries under the Credit Agreement.
     Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings under the Term Loan will bear interest at a rate of LIBOR plus 2.0%, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. There is no provision, other than an event of default, for these interest margins to increase. At March 28, 2011, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.25%.
     The Company is required to make scheduled payments of the outstanding Term Loan balance beginning in 2011. All and any other outstanding balances under the Credit Agreement are due at the maturity date of November 16, 2013. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. The Company is in compliance with the covenants.

     The Company is also required to pay a commitment fee of 0.20% per annum on the unused portion of any loan or facility under the Credit Agreement. For the quarter ended March 28, 2011, the Company incurred $75 in commitment fees related to unused borrowing availability under the Credit Agreement. As of March 28, 2011, all of the remaining Term Loan was outstanding, none of the Revolving Loan or Factoring Facility was outstanding, and $75,905 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $87,500 and $65,000, respectively, at March 28, 2011.
     On April 9, 2010, the Company entered into an interest rate swap arrangement with an initial notional amount of $146,500 for the period beginning April 18, 2011 and ending on April 16, 2013. See Note 11.
Other Letters of Credit
     In addition to the letters of credit obtained by the PCB Subsidiaries pursuant to the Credit Agreement, the Company maintains several unused letters of credit: a $1,994 standby letter of credit expiring December 31, 2011 associated with its insured workers compensation program; a $1,000 standby letter of credit expiring February 29, 2012 related to the lease of one of its production facilities; and various other letters of credit aggregating to approximately $692 related to purchases of machinery and equipment with various expiration dates through June 2011.
(7) Convertible Senior Notes
     In 2008, the Company issued 3.25% Convertible Senior Notes (Convertible Notes) due May 15, 2015, in a public offering for an aggregate principal amount of $175,000. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The liability and equity components of the Convertible Notes are separately accounted for in a manner that reflects the Company’s non-convertible debt borrowing rate when interest costs are recognized.
     The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At March 28, 2011 and December 31, 2010, the following summarizes the liability and equity components of the Convertible Notes:

	March 28,	December 31,
	2011	2010
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(28,295)	(29,717)

Convertible Notes, net of discount	$146,705	$145,283

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

     At March 28, 2011 and December 31, 2010 remaining unamortized debt issuance costs included in other non-current assets were $2,855 and $2,998, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At March 28, 2011, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 4.1 years.
     The components of interest expense resulting from the Convertible Notes for the quarters ended March 28, 2011 and March 29, 2010 are as follows:

	For the Quarter Ended
	March 28,	March 29,
	2011	2010
	(In thousands)
Contractual coupon interest	$1,422	$1,422
Amortization of Convertible Notes debt discount	1,422	1,309
Amortization of debt issuance costs	143	131

	$2,987	$2,862

     For the quarters ended March 28, 2011 and March 29, 2010, the amortization of the Convertible Notes debt discount and debt issuance costs is based on an effective interest rate of 8.37%.
     Conversion
     At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of March 28, 2011, none of the conversion criteria had been met.
     On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of March 28, 2011, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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

(8) Comprehensive Income
     The following table summarizes the components of comprehensive income for the quarters ended March 28, 2011 and March 29, 2010:

	Quarter Ended
	March 28,	March 29,
	2011	2010
	(In thousands)
Net income	$29,088	$4,485
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense of $64 for the quarter ended March 28, 2011	2,813	—
Net unrealized gains on effective cash flow hedges, net of tax benefit of $38 for the quarter ended March 28, 2011	617	—

Total other comprehensive income, net of tax	3,430	—

Comprehensive income	32,518	4,485
Comprehensive income attributable to noncontrolling interests	(2,308)	—

Comprehensive income attributable to TTM Technologies, Inc. stockholders	$30,210	$4,485

     The following provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the quarter ended March 28, 2011:

March 28, 2011
(in thousands)
Beginning balance, net of tax	$(3,121)
Changes in fair value gain, net of tax	617
Reclassification to earnings, net of tax	—

Ending balance, net of tax	$(2,504)

     The amounts recorded in accumulated other comprehensive income for the cash flow hedge related to the interest rate swap are reclassified into interest expense during the operative period of the swap, beginning April 18, 2011 and ending on April 16, 2013, and in the same period in which the related interest on the floating-rate debt obligation affects earnings. The Company expects that approximately $2,075 will be reclassified into the statement of operations, net of tax, in the next 12 months.
(9) Impairment of Long-lived Assets and Goodwill
     The Company reduced the carrying value of the Dallas, Oregon facility, which was classified as an asset held for sale, to record the estimated fair value less costs to sell, resulting in an impairment of $500 for the quarter ended March 29, 2010 due to a depressed real estate market in the surrounding Dallas, Oregon region. The Company sold the Dallas, Oregon facility in July 2010.
(10) Income Taxes
     The Company’s effective tax rate was 27.9% and 36.6% for the quarters ended March 28, 2011 and March 29, 2010, respectively. The Company’s effective tax rate decreased primarily due to the impact of an increase in total earnings earned in lower-tax jurisdictions resulting from the acquisition of the PCB Subsidiaries. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions in China. Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

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
     On April 9, 2010, the Company entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350,000 Term Loan over the term of the interest rate swap. As part of the Company’s risk management strategy, the Company chose not to hedge its initial year interest payment cash flows of its Term Loan because of low LIBOR rates at inception which would have initially resulted in locking in a fixed rate higher than LIBOR spot rate at the onset.
     The notional amount of the interest rate swap decreases to zero over its term, consistent with the Company’s risk management objectives. The notional value underlying the hedge at March 28, 2011 was $146,500. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period. The Company has designated this interest rate swap as a cash flow hedge.
     At inception, the fair value of the interest rate swap was zero. As of March 28, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $3,657 and $3,421, respectively, in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in the Company’s consolidated condensed balance sheet. No ineffectiveness was recognized for the quarter ended March 28, 2011 as the interest rate swap does not hedge interest rate cash flows until the period beginning April 18, 2011.
     Additionally, the Company, through its acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40,000, for the period beginning October 8, 2008 and ending on July 30, 2012. This interest rate swap applied to the PCB Subsidiaries’ pre-acquisition, long-term borrowings, which were paid-off on the acquisition date. The notional amount of the interest rate swap decreases to zero over its term. Under the terms of the interest rate swap, the Company will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, the Company did not designate this interest rate swap as a cash flow hedge. As of March 28, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $1,037 and $1,206, respectively, in other long-term liabilities. The change in the fair value of this interest rate swap is recorded as Other, net in the consolidated condensed statement of operations.
     Foreign Exchange Contracts
     The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary in 2013 and certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at March 28, 2011 and December 31, 2010 was approximately $62,833 and $36,266, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation. In this instance, the hedged item is a recognized liability subject to foreign currency transaction gains and losses and, therefore, changes in the hedged item due to foreign currency exchange rates are recorded in earnings. Therefore, hedge accounting has not been applied.

     The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair Value
		March 28,	December 31,
	Balance Sheet Location	2011	2010
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$5	$—
Foreign exchange contracts	Deposits and other non-current assets	566	9
Foreign exchange contracts	Other accrued expenses	(2)	(1)
Foreign exchange contracts	Other long-term liabilities	(18)	(272)
Interest rate swap	Other long-term liabilities	(3,657)	(3,421)

Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	252	482
Foreign exchange contracts	Other accrued expenses	—	(4)
Foreign exchange contracts	Deposits and other non-current assets	1,575	728
Interest rate swap	Other long-term liabilities	(1,037)	(1,206)

		$(2,316)	$(3,685)

     The following tables provide information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

For the Quarter Ended March 28, 2011
		Effective Portion		Ineffective Portion
		Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
		Recognized in Other	Reclassified into	Recognized into
	Financial Statement Caption	Comprehensive Income	Income	Income
(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(235)	$—	$—
Foreign currency forward	Other, net	814	—	—

		$579	$—	$—

     The gain recognized in other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

Quarter Ended
March 28,
2011
(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	$166
Foreign exchange contracts	921

$1,087

Other Financial Instruments
     The carrying amount and estimated fair value of the Company’s financial instruments at March 28, 2011 and December 31, 2010 were as follows:

	March 28, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Short-term derivative assets	$257	$257	$482	$482
Short-term derivative liabilities	2	2	5	5
Noncurrent derivative assets	2,141	2,141	737	737
Long-term derivative liabilities	4,711	4,711	4,899	4,899
Long-term equity investment	2,706	2,273	2,714	2,280
Related party financing obligation	21,829	22,412	20,399	20,791
Long-term debt	348,076	346,701	380,118	370,812
Convertible senior notes	146,705	234,570	145,283	207,508
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
     The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at March 28, 2011 and December 31, 2010.
     The fair value of the convertible senior notes was estimated based on quoted market prices.
     At March 28, 2011 and December 31, 2010, the Company’s financial instruments included cash and cash equivalents, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.
(12) Significant Customers and Concentration of Credit Risk
     The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.
     For the quarter ended March 28, 2011 one customer accounted for approximately 13% of the Company’s net sales. For the quarter ended March 29, 2010, no one customer accounted for 10% or greater of the Company’s net sales. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operation.
     The Company also extends credit to its customers, which are concentrated primarily in the computer and networking and communication and aerospace/defense industries, and most of which are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

     As of March 28, 2011 and December 31, 2010, the Company’s 10 largest customers in the aggregate accounted for 50% and 53%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
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
     At March 28, 2011 and December 31, 2010, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	March 28,	Fair Value Measurements Using:
	2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$85,611	$85,611	—	—
Foreign exchange derivative assets	2,398	—	$2,398	—
Interest rate swap derivative liabilities	4,694	—	4,694	—
Foreign exchange derivative liabilities	20	—	20	—

	December 31,	Fair Value Measurements Using:
	2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$66,742	$66,742	—	—
Foreign exchange derivative assets	1,219	—	$1,219	—
Interest rate swap derivative liabilities	4,627	—	4,627	—
Foreign exchange derivative liabilities	277	—	277	—
     There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter ended March 28, 2011.
     The following is a summary of activity for fair value measurements using Level 3 inputs for the quarter ended March 29, 2010:

For the Quarter
Ended
Fair Value Measurement using Significant Unobservable Inputs (Level 3)	March 29, 2010
(In thousands)
Beginning balance	$1,351
Transfers to level 3	—
Settlement	(1,351)
Changes in fair value included in earnings	—

Ending balance	$—

     There was no activity for fair value measurement using Level 3 inputs for the quarter ended March 28, 2011.
     The changes in fair value included in earnings for the quarter ended March 29, 2010 have been included in other, net in the consolidated condensed statement of operations.
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

     For the quarter ended March 29, 2010, the following non-financial instruments were measured at fair value on a nonrecurring basis using the type of inputs shown:

	Fair Value Measurements Using:
					Total Losses for
	March 29,	Level 1	Level 2	Level 3	the Quarter Ended
	2010	Inputs	Inputs	Inputs	March 29, 2010
	(In thousands)
Asset held for sale	$500	—	$500	—	$500

     The fair values of long-lived assets held and used and the asset held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.
(14) Commitments and Contingencies
     Legal Matters
     The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at March 28, 2011 and December 31, 2010. However, these amounts are not material to the consolidated condensed financial statements.
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
     The Company is involved in various stages of investigation and cleanup in Connecticut related to environmental remediation matters for two sites and has investigated a third site. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site was investigated under Connecticut’s Land Transfer Act and no contamination above applicable standards was found. The Company concluded that it was probable that it would incur remediation and monitoring costs for these sites of approximately $389 and $558 as of March 28, 2011 and December 31, 2010, respectively, the liability for which is included in other long-term liabilities. The Company estimates that it will incur the remediation costs over the next 12 to 84 months. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.
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

(15) Earnings Per Share
     The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters ended March 28, 2011 and March 29, 2010:

	Quarter Ended
	March 28,	March 29,
	2011	2010
	(In thousands, except per share
	amounts)
Net income attributable to TTM Technologies, Inc. stockholders	$27,123	$4,485

Weighted average shares outstanding	80,696	43,310
Dilutive effect of performance-based stock units, restricted stock units and stock options	1,090	669
Dilutive effect of assumed conversion of convertible notes outstanding	518	—

Diluted shares	82,304	43,979

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.34	$0.10

Diluted	$0.33	$0.10

     For the quarters ended March 28, 2011 and March 29, 2010, performance-based stock units, restricted stock units and stock options to purchase 648 and 2,326 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.
(16) Stock-Based Compensation
     Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	March 28,	March 29,
	2011	2010
	(In thousands)
Cost of goods sold	$216	$328
Selling and marketing	111	108
General and administrative	1,427	976

Stock-based compensation expense recognized	1,754	1,412
Income tax benefit recognized	(534)	(478)

Total stock-based compensation expense after income taxes	$1,220	$934

     Performance-based Restricted Stock Units
     In 2010 the Company implemented a long-term incentive program for executives that provides for the issuance of performance-based restricted stock units (PRUs), representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which for the first one-third of the grant are based on revenue and EBITDA (earnings before interest, tax, depreciation, and amortization expense), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to the S&P SmallCap 600 over the three-year performance period.

     The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter ended March 28, 2011, management determined that vesting of the PRU awards was probable. PRUs activity for the quarter ended March 28, 2011 was as follows:

Shares
(In thousands)
Outstanding target shares at December 31, 2010	55
Granted:
Second tranche of 2010 grant	45
First tranche of 2011 grant	63

Outstanding target shares at March 28, 2011	163

     The fair value for PRUs granted is calculated using the Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarters ended March 28, 2011 and March 29, 2010, the following assumptions were used in determining the fair value:

	March 28,	March 29,
	2011[1]	2010[2]
Weighted-average fair value	$22.74	$10.11
Risk-free interest rate	1.0%	1.3%
Dividend yield	—	—
Expected volatility	59%	65%
Expected term in months	33	33

(1)	Reflects the weighted-averages for the second year of the three-year performance period applicable to PRUs granted in 2010 and for the first year of the three-year performance period applicable to PRUs granted in 2011

(2)	Reflects the first year of the three-year performance period applicable to PRUs granted in 2010.
Restricted Stock Units
     The Company granted 335 and 377 restricted stock units during the quarters ended March 28, 2011 and March 29, 2010, respectively. The units granted have a weighted-average fair value per unit of $17.30 for the quarter ended March 28, 2011 and $9.14 for the quarter ended March 29, 2010. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant.
Stock Options
     The Company did not grant any stock option awards during the quarters ended March 28, 2011 and March 29, 2010.
Foreign Employee Share Awards
     Prior to the acquisition of the PCB Subsidiaries by the Company, there existed an employee share award scheme originally set up by the controlling shareholder of the PCB Subsidiaries to incentivize and reward the PCB Subsidiaries’ employees. In 2008, administration of this scheme was transferred to a small group of employees in order to carry on the objectives of the program. After the close of the acquisition, the unvested Meadville Holdings shares remaining for vesting and/or granting purposes under that scheme were exchanged for the right to earn fractional shares of TTM common stock plus cash equal to the dividend distributed by Meadville Holdings to the holders of Meadville Holdings shares after the acquisition. These remaining grants vest over five tranches. Two tranches vested in the first quarter of 2011 and the remaining three tranches will vest annually thereafter, through 2014. As per ASC Topic 805, Business Combinations, the fair value of the common stock plus cash consideration to be received by the employee, after adjustment for estimated forfeitures, that is attributed to pre-combination service is recognized as purchase consideration. The fair value, after adjustment for estimated forfeitures, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At March 28, 2011 and December 31, 2010, there were approximately 50 and 193 shares in the employee share award grants, respectively.

     The following is a summary of total unrecognized compensation costs as of March 28, 2011:

	Unrecognized	Remaining Weighted
	Stock-Based	Average Recognition
	Compensation Cost	Period
	(In thousands)	(In years)
PRU awards	$2,751	2.3
RSU awards	10,172	1.7
Stock option awards	722	1.8
Foreign employee share awards	474	1.8

	$14,119

(17) Segment Information
     The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company manages its worldwide operations based on two geographic operating segments: 1) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations and its related European sales support infrastructure; and 2) Asia Pacific, which consists of the PCB Subsidiaries and their seven PCB fabrication plants, which include a substrate facility. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution in their respective geographic regions.
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

	Quarter Ended
	March 28, 2011	March 29, 2010
	(In thousands)
Net Sales:
North America	$142,250	$138,219
Asia Pacific	202,465	—

Total sales	344,715	138,219
Inter-segment sales	(1,914)	—

Total net sales	$342,801	$138,219

Operating Segment Income:
North America	$16,765	$10,659
Asia Pacific	33,077	—

Total operating segment income	49,842	10,659
Amortization of definite-lived intangibles	(4,158)	(791)

Total operating income	45,684	9,868
Total other expense	(5,314)	(2,789)

Income before income taxes	$40,370	$7,079

     The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and in conjunction with the Company’s revenue recognition policy. The inter-segment sales for the quarter ended March 28, 2011 are sales from the Asia Pacific operating segment to the North America operating segment.

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
     The Company accounts for this 10% nonmarketable investment in Oulu using the cost method of accounting. Under the cost method of accounting, the investment is measured at cost subsequent to initial measurement, which for the Company was April 8, 2010, the acquisition date of the PCB Subsidiaries. The fair value assigned to this investment at the acquisition date was $2,718, which was based on a market approach to estimate the enterprise value and recorded as a component of non-current assets.
     The equity investment is tested for impairment if there are impairment triggers. There was no impairment of the equity investment for the quarter ended March 28, 2011.
     Long-term Related Party Financing Obligation
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
Supply and Lease Arrangements
     The Company’s foreign subsidiaries enter into long-term supply arrangements to purchase laminate and prepreg from a related party in which a significant shareholder of the Company holds an approximate 17% shareholding. These supply arrangements expire on December 31, 2012. The Company’s foreign subsidiaries also purchased laminate and prepreg from the laminate companies of the said significant shareholder of the Company. For the quarter ended March 28, 2011, the Company purchased $24,133 of laminate and prepreg from these related parties. There were no such related party purchases for the quarter ended March 29, 2010.
     Additionally, a foreign subsidiary of the Company also leases warehouse space from a related party controlled by a significant shareholder of the Company. Likewise, a related party leases employee housing space from a foreign subsidiary of the Company. For the quarter ended March 28, 2011, the net income for these activities was $64. There was no such related party activity for the quarter ended March 29, 2010.
     At March 28, 2011 and December 31, 2010, the Company’s consolidated condensed balance sheet included $42,238 and $50,374, respectively, in accounts payable due to and $113 and $86, respectively, in accounts receivable due from a related party for the supply and lease arrangements.

(19) Subsequent Event
      On May 4, 2011, the Company announced that it had entered into a letter of intent to acquire the remaining 20 percent interest in Meadville Aspocomp (BVI) Holdings Ltd. from Aspocomp, which is accounted for as a related party financing obligation (Note 18), for EUR 14,500 or approximately $21,100. Additionally, under this letter of intent, the Company has also agreed to exchange its 10 percent stake in Oulu for approximately 12,300 shares of Aspocomp. Both the proposed transactions are subject to the signing and completion of definitive agreements.

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
     This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.
OVERVIEW
     We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We provide our customers advanced technology products and offer a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. We serve a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, personal computers, touch screen tablets and mobile media devices (cellular phones and smart phones). We also serve high-end computing, commercial aerospace/defense, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.
     In April 2010, we acquired from Meadville all of the issued and outstanding capital stock of four of its subsidiaries. These four companies and their respective subsidiaries, collectively referred to as the PCB Subsidiaries, comprised Meadville’s PCB manufacturing and distributing business. See Note 2 in our consolidated condensed financial statements.
     While our customers include both OEM and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. We measure customers as those companies that have placed orders of $2,000 or more in the preceding 12-month period. As of March 28, 2011, we had approximately 1,175 customers and as of March 29, 2010 we had approximately 820 customers. Sales to our 10 largest customers accounted for 46% and 52% of our net sales in the first quarter ended March 28, 2011 and March 29, 2010, respectively. We sell to OEMs both directly and indirectly through EMS companies.
     The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended
	March 28,	March 29,
End Markets(1)	2011	2010
Aerospace/Defense	16%	42%
Cellular Phone	9	—
Computing/Storage/Peripherals	27	12
Medical/Industrial/Instrumentation/Other	8	11
Networking/Communications	34	33
Other	6	2

Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

     We also deliver a significant percentage of compressed lead-time work with lead times of 11 to 20 days. We typically receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production. We derive revenues primarily from the sale of PCBs and backplane assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed or determinable, title and risk of loss have transferred, and collectibility is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically has been less than 2% of gross sales. We provide our customers a limited right of return for defective PCBs and backplane assemblies. We record an estimated amount for sales returns and allowances at the time of sale based on historical information.
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
     A critical accounting policy is defined as one that is both material to the presentation of our consolidated condensed financial statements and requires management to make judgments that could have a material effect on our financial condition or results of operations. These policies require us to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the estimates that are reasonably likely to occur, could have a material effect on our financial condition or results of operations.
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

     Inventories
     In assessing the realizability of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. When the market value of inventory is less than the carrying value, the inventory cost is written down to the estimated net realizable value thereby establishing a new cost basis. Our inventory requirements may change based on our projected customer demand, market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements with those customers. Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition could be adversely affected.
     Sales Returns and Allowances
     We derive revenues primarily from the sale of printed circuit boards and backplane assemblies using customer-supplied engineering and design plans and generally recognize revenue upon delivery. We provide our customers a limited right of return for defective printed circuit boards and backplane assemblies. We accrue an estimated amount for sales returns and allowances at the time of sale using our judgment based on historical information and anticipated returns as a result of current period sales. To the extent actual experience varies from our historical experience, revisions to these allowances may be required.
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
     During the fourth quarter of each year, and when events and circumstances warrant an evaluation, we perform an impairment assessment of goodwill, which requires the use of a fair value based analysis. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary and consider factors such as a weakened economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
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
     Derivative financial instruments are recognized as either assets or liabilities on the consolidated condensed balance sheet with measurement at fair value. Fair value of the derivative instruments is determined using pricing models developed based on the underlying swap interest rate, foreign currency exchange rates, and other observable market data as appropriate. The values are also adjusted to reflect nonperformance risk of both the counterparty and the Company. For derivatives that are designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flow being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period.
     Income Taxes
     Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred income tax assets to the amounts that are more likely than not to be realized based on our estimate of future taxable income. Should our expectations of taxable income change in future periods, it may be necessary to establish a valuation allowance, which could affect our results of operations in the period such a determination is made. We record an income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.
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
     The significant purchased intangible assets recorded by us include customer relationships, trade name, and order backlog. The fair values assigned to the identified intangible assets are discussed in Note 5 of the notes to the consolidated condensed financial statements.
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

     Estimates associated with the accounting for acquisitions may change during the measurement period as additional information becomes available regarding the assets acquired, liabilities assumed, and noncontrolling interest as discussed in Note 3 of the notes to consolidated condensed financial statements.
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
RESULTS OF OPERATIONS
     The quarter ended March 29, 2010 does not include the results of operations from our acquired PCB Subsidiaries, as the acquisition occurred on April 8, 2010. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.
      There were 87 and 88 days for the quarters ended March 28, 2011 and March 29, 2010, respectively. The following table sets forth the relationship of various items to net sales in our consolidated condensed statement of operations:

	Quarter Ended
	March 28, 2011	March 29, 2010
Net sales	100.0%	100.0%
Cost of goods sold	76.1	80.5

Gross profit	23.9	19.5

Operating expenses:
Selling and marketing	2.6	4.9
General and administrative	6.7	6.5
Amortization of definite-lived intangibles	1.3	0.6
Restructuring charges	—	—
Impairment of goodwill and long-lived assets	—	0.4

Total operating expenses	10.6	12.4

Operating income	13.3	7.1
Other income (expense):
Interest expense	(1.8)	(2.0)
Other, net	0.3	—

Total other expense, net	(1.5)	(2.0)

Income before income taxes	11.8	5.1
Income tax provision	(3.3)	(1.9)

Net income	8.5	3.2
Less: Net income attributable to noncontrolling interest	(0.6)	—

Net income attributable to TTM Technologies, Inc. stockholders	7.9%	3.2%

     We manage our worldwide operations based on two geographic operating segments: (1) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with our U.S. operations and its related European sales support infrastructure; and (2) Asia Pacific, which consists of the PCB Subsidiaries and their seven PCB fabrication plants, which include a substrate facility. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for our customers and use similar means of product distribution in their respective geographic regions.

     The following table compares net sales by reportable segment for the quarters ended March 28, 2011 and March 29, 2010:

	Quarter Ended
	March 28, 2011	March 29, 2010
	(In thousands)
Net Sales:
North America	$142,250	$138,219
Asia Pacific	202,465	—

Total sales	344,715	138,219
Inter-segment sales	(1,914)	—

Total net sales	$342,801	$138,219

     Net Sales
     Net sales increased $204.6 million, from $138.2 million for the quarter ended March 29, 2010 to $342.8 million for the quarter ended March 28, 2011 primarily due to our acquisition of the PCB Subsidiaries, which comprise our Asia Pacific reporting segment.
     Revenue for the North America segment increased $4.1 million, or 3.0%, from $138.2 million in the first quarter 2010 to $142.3 million in the first quarter of 2011. This increase was primarily due to improved performance at a number of our production facilities as well as increased average PCB selling price from the first quarter 2010, partially offset by the closure of our Hayward, California backplane assembly facility.
     Cost of Goods Sold
     Cost of goods sold increased $149.7 million from $111.2 million for the quarter ended March 29, 2010 to $260.9 million for the quarter ended March 28, 2011 primarily due to our acquisition of the PCB Subsidiaries in April 2010, which comprise our Asia Pacific segment.
     Cost of goods sold for the North America segment remained consistent with $111.2 million for the first quarter ended March 29, 2010 and $111.1 million for the quarter ended March 28, 2011. As a percentage of net sales, cost of goods sold decreased from 80.5% for the first quarter ended March 29, 2010 to 78.1% for the first quarter ended March 28, 2011, primarily due to the closure of our Hayward and Los Angeles, California production facilities in 2010.
     Gross Profit
     As a result of the foregoing, gross profit increased $54.9 million from $27.0 million for the quarter ended March 29, 2010 to $81.9 million for the first quarter ended March 28, 2011, primarily due to our acquisition of the PCB Subsidiaries. Overall gross margin increased from 19.5% for the quarter ended March 29, 2010 to 23.9% for the first quarter ended March 28, 2011 due primarily to higher overall profit margins for the Asia Pacific segment, which in turn are primarily attributable to that segment’s sale of HDI PCBs and other product mix variations. Additionally, gross margin increased in our North America segment due to the facility closures as discussed above.
     Selling and Marketing Expenses
     Selling and marketing expenses increased $2.3 million, or 34.3%, from $6.7 million for the quarter ended March 29, 2010 to $9.0 million for the first quarter ended March 28, 2011 due to our acquisition of the PCB Subsidiaries. As a percentage of net sales, selling and marketing expenses were 4.9% for the quarter ended March 29, 2010 as compared to 2.6% for the first quarter ended March 28, 2011. The decline in selling and marketing expense as a percentage of net sales is due to our acquisition of the PCB Subsidiaries, which have lower selling labor and commission expense than our North America segment.

General and Administrative Expense
     General and administrative expenses increased $14.1 million from $9.0 million, or 6.5% of net sales, for the quarter ended March 29, 2010 to $23.1 million, or 6.7% of net sales, for the quarter ended March 28, 2011. The increase in expense primarily relates to our acquisition of the PCB Subsidiaries in April 2010, partially offset by a decrease in transaction-related costs of $1.8 million from the quarter ended March 29, 2010 to the comparable quarter in 2011.
     Amortization of Definite-Lived Intangibles
     Intangible amortization expense increased $3.4 million from $0.8 million, or 0.6% of net sales, for the quarter ended March 29, 2010 to $4.2 million, or 1.3% of net sales, for the first quarter ended March 28, 2011. The increase was due to our acquisition of the PCB Subsidiaries. Identifiable intangible assets include customer relationships, trade name and order backlog.
     Other Income (Expense)
     Other expense, net increased $2.5 million from $2.8 million for the first quarter ended March 29, 2010 to $5.3 million for the first quarter ended March 28, 2011. The increase in other expense, net was primarily due to interest expense related to the debt assumed at the date of acquisition of the PCB Subsidiaries, as well as increased amortization of costs related to the issuance of this debt, partially offset by foreign currency transaction gains in the first quarter of 2011.
     Income Taxes
     The provision for income taxes increased $8.7 million from $2.6 million for the first quarter ended March 29, 2010 to $11.3 million for the first quarter ended March 28, 2011 primarily due to higher pre-tax income. Our effective tax rate was 27.9% for the first quarter ended March 28, 2011 and 36.6% for the first quarter ended March 29, 2010. Our effective tax rate decreased in 2011 primarily due to the acquisition of the PCB Subsidiaries, which have a lower effective tax rate than our North America operations. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of March 28, 2011 and December 31, 2010, we had net deferred income tax assets of approximately $14.0 million and $18.3 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax asset in future periods.
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
     As of March 28, 2011, we had net working capital of approximately $229.8 million compared to $258.3 million as of December 31, 2010.
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
     Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings bear interest at a rate of LIBOR plus 2.0% under the Term Loan, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. At March 28, 2011, the weighted average interest rate on the outstanding borrowings was 2.25%.
     Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. At March 28, 2011, we were in compliance with the covenants.
     We are required to pay a commitment fee of 0.20% per annum on any unused portion of loan or facility under the Credit Agreement. For the first quarter ended March 28, 2011, we incurred $0.1 million in commitment fees related to the unused portion of any loan or facility under the Credit Agreement. As of March 28, 2011, all of the remaining Term Loan and $75.9 million of Letters of Credit were outstanding, and available borrowing capacity under the Revolving Loan and Factoring Facility was $87.5 million and $65.0 million, respectively.
     Bank Loans
     Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for our mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or the People’s Bank of China rates with a small margin adjustment. These bank loans expire in May 2012.
     Convertible Notes
     In 2008 we issued $175.0 million of Convertible Notes. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes are senior unsecured obligations and rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness.
     At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of March 28, 2011, none of the conversion criteria had been met.

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
     In 2008, in connection with the issuance of the Convertible Notes, we entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to our common stock. The convertible note hedge consists of our option to purchase up to 11.0 million shares of common stock at a price of $15.96 per share. This option expires on May 15, 2015 and can only be executed upon the conversion of the Convertible Notes. Additionally, we sold warrants for the option to purchase 11.0 million shares of our common stock at a price of $18.15 per share. The warrants expire ratably beginning August 2015 through February 2016. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of our common stock.
     Other Letters of Credit
     In addition to the letters of credit obtained by the PCB Subsidiaries pursuant to the Credit Agreement, we maintain several letters of credit: a $2.0 million standby letter of credit expiring December 31, 2011 associated with insured workers compensation program; a $1.0 million standby letter of credit expiring February 29, 2012 related to the lease for one of our production facilities; and various other letters of credits aggregating to approximately $0.7 million related to purchases of machinery and equipment with various expiration dates through June 2011.
Contractual Obligations and Commitments
     The following table provides information on our contractual obligations as of March 28, 2011:

		Less Than			After
Contractual Obligations(1)(2)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
			(In thousands)
Long-term debt obligations	$348,332	$87,504	$260,820	$8	$—
Convertible debt obligations	175,000	—	—	175,000	—
Interest on debt obligations	39,424	13,029	17,864	8,531	—
Interest rate swap liabilities	6,232	3,585	2,647	—	—
Foreign currency forward contract liabilities	20	2	18	—	—
Equipment payables	91,536	77,309	14,227	—	—
Related party financing obligation(3)	21,829	—	21,829	—	—
Purchase obligations	78,764	34,994	43,770	—	—
Operating lease commitments	5,089	2,222	1,474	452	941

Total contractual obligations	$766,226	$218,645	$362,649	$183,991	$941

(1)	Unrecognized uncertain tax benefits of $0.1 million are not included in the table above as we have not determined when the amount will be paid.

(2)	Estimated environmental liabilities of $0.4 million, not included in the table above, are accrued and recorded as liabilities in our consolidated condensed balance sheet as of March 28, 2011.

(3)	Related party financing obligation consists of a put and call option agreement in which we granted a put option to a related party to sell and they granted us a call option to purchase the remaining 20% equity interest in a recently acquired PCB subsidiary beginning in 2013.

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
Recently Issued Accounting Pronouncements
     In October 2009, the FASB issued a new accounting standard related to revenue recognition in multiple-deliverable revenue arrangements. This standard eliminates the residual method of revenue allocation by requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. Our adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
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
     To ensure the adequacy and effectiveness of our interest rate and foreign exchange hedge positions, we continually monitor our interest rate swap positions and foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying interest rate and foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated condensed operating results and financial position.
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

     On April 9, 2010, we entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146.5 million, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350.0 million Term Loan for this period. The notional amount of the interest rate swap decreases to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at March 28, 2011 was $146.5 million. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period.
     To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the quarter ended March 28, 2011. At inception, the fair value of the interest rate swap was zero. As of March 28, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $3.7 million and $3.4 million, respectively, in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in our consolidated condensed balance sheet. There was no impact to interest expense for the quarter ended March 28, 2011 as the interest rate swap does not hedge interest rate cash flows until the period beginning April 18, 2011. We have designated this interest rate swap as a cash flow hedge.
     We also, through our acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40.0 million, for the period beginning October 8, 2008 and ending on July 30, 2012. The notional amount of the interest rate swap amortizes to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at March 28, 2011 was $40.0 million. Under the terms of the interest rate swap, we will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, we did not designate this interest rate swap as a cash flow hedge. As of March 28, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $1.0 million and $1.2 million, respectively, in other long-term liabilities. The change in fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.
      As of March 28, 2011, approximately 41% of our total debt was based on fixed rates, including notional amounts related to interest rate swaps. Based on our borrowings as of March 28, 2011 an assumed 1% change in variable rates would cause our annual interest cost to change by $3.1 million.
Foreign currency risks
     We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of the reporting process. Our Asia Pacific operations utilize the Chinese Renminbi, or RMB, and the Hong Kong Dollar, or HKD, as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income. The Company does not generally engage in hedging to manage foreign currency risk related to its revenue and expenses denominated in RMB and HKD.
     We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risk in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary, and certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts at March 28, 2011 was approximately $62.8 million. We have designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation. In this instance, the hedged item is a recognized liability subject to foreign currency transaction gains and losses and therefore, changes in the hedged item due to foreign currency exchange rates are already recorded in earnings. Therefore, hedge accounting has not been applied.

     The table below presents information about certain of the foreign currency forward contracts at March 28, 2011 and December 31, 2010:

	As of March 28, 2011		As of December 31, 2010
		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount
	(In thousands in		(In thousands in
	USD)		USD)
Receive foreign currency/pay USD
Euro	$59,896	1.34	$31,685	1.32
Japanese Yen	2,937	0.01	4,581	0.01

	$62,833		$36,266

Estimated fair value, net asset	$2,378		$942

Debt Instruments
     The table below presents information about certain of our debt instruments (bank borrowings) as of March 28, 2011 and December 31, 2010.

As of March 28, 2011
								Weighted
	Remaining						Fair Market	Average
	2011	2012	2013	2014	Thereafter	Total	Value	Interest Rate
				(In thousands)
Variable Rate:
US$	$35,000	$117,000	$192,500	$—	$—	$344,500	$342,869	2.21%
RMB	—	3,813	—	—	—	3,813	3,813	4.86%

Total Variable Rate	35,000	120,813	192,500	—	—	348,313	346,682

Fixed Rate:
US$	3	4	4	4	175,004	175,019	234,589	3.25%

Total Fixed Rate	3	4	4	4	175,004	175,019	234,589

Total	$35,003	$120,817	$192,504	$4	$175,004	$523,332	$581,271

As of December 31, 2010
								Weighted
							Fair Market	Average
	2011	2012	2013	2014	Thereafter	Total	Value	Interest Rate
				(In thousands)
Variable Rate:
US$	$56,500	$117,000	$192,500	$—	$—	$366,000	$356,380	2.23%
RMB	10,619	3,792	—	—	—	14,411	14,411	5.48%

Total Variable Rate	67,119	120,792	192,500	—	—	380,411	370,791

Fixed Rate:
US$	4	5	4	4	175,004	175,021	207,529	3.25%

Total Fixed Rate	4	5	4	4	175,004	175,021	207,529

Total	$67,123	$120,797	$192,504	$4	$175,004	$555,432	$578,320

Interest Rate Swap Contracts
     The table below presents information regarding our interest rate swaps as of March 28, 2011.

	Remaining
	2011	2012	2013	Fair Market Value
Average interest payout rate	2.37%	2.59%	2.50%
Interest payout amount	(3,053)	(3,155)	(676)
Average interest received rate	0.25%	0.25%	0.25%
Interest received amount	282	303	67
Fair value loss at March 28, 2011				(4,694)

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
     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 28, 2011, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to company management, including our CEO and CFO, as appropriate to allow timely discussion regarding disclosure.
Changes in Internal Control over Financial Reporting.
     There have been no changes in our internal control over financial reporting during the quarter ended March 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation. We believe that the amount of any ultimate potential loss for known matters would not be material to our financial condition; however, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition or results of operations and cash flows in a particular period.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, in analyzing an investment in our common stock. If any of the risks in our Annual Report on Form 10-K occurs, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.

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

TTM Technologies, Inc.
/s/ Kenton K. Alder
Kenton K. Alder
Dated: May 9, 2011	President and Chief Executive Officer

/s/ Steven W. Richards
Steven W. Richards
Dated: May 9, 2011	Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Exhibits
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.