Form 10-Q
period 2011-06-27
TTM TECHNOLOGIES INC
filed 2011-08-08
CIK 1116942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, of registrant outstanding at August 3, 2011: 81,331,886

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Condensed Balance Sheets as of June 27, 2011 and December 31, 2010	3
Consolidated Condensed Statements of Operations for the quarter and two quarters ended June 27, 2011 and June 28, 2010	4
Consolidated Condensed Statements of Cash Flows for the two quarters ended June 27, 2011 and June 28, 2010	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	38
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 6. Exhibits	39
SIGNATURES	40
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

TTM TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets

	June 27,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$235,898	$216,078
Available for sale securities	4,354	—
Accounts and notes receivable, net of allowance for bad debts of $1,743 in 2011 and $1,827 in 2010	294,615	287,703
Inventories	141,152	135,385
Prepaid expenses and other current assets	32,639	30,125
Deferred income taxes	7,208	7,208

Total current assets	715,866	676,499
Property, plant and equipment, net of accumulated depreciation of $167,847 in 2011 and $135,565 in 2010	736,548	740,630
Deferred income taxes	19,685	23,733
Goodwill	197,662	197,808
Definite-lived intangibles, net	89,155	97,873
Deposits and other non-current assets	28,071	25,409

	$1,786,987	$1,761,952

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt, net of discount	$123,171	$67,123
Accounts payable	167,062	154,600
Accounts payable due to related parties	47,403	50,374
Accrued salaries, wages and benefits	45,043	51,107
Equipment payable	69,019	59,802
Other accrued expenses	35,462	35,194

Total current liabilities	487,160	418,200

Convertible senior notes, net of discount	148,157	145,283
Long-term debt	255,836	312,995
Deferred income taxes	16,425	12,608
Related party financing obligation	—	20,399
Other long-term liabilities	11,915	19,609

Total long-term liabilities	432,333	510,894

Commitments and contingencies (Note 14) Equity:
Common stock, $0.001 par value; 100,000 shares authorized, 81,332 and 80,262 shares issued and outstanding in 2011 and 2010, respectively	81	80
Additional paid-in capital	531,584	519,051
Retained earnings	200,034	193,814
Accumulated other comprehensive income	27,004	15,310

Total TTM Technologies, Inc. stockholders’ equity	758,703	728,255
Noncontrolling interest	108,791	104,603

Total equity	867,494	832,858

	$1,786,987	$1,761,952

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Quarter and Two Quarters Ended June 27, 2011 and June 28, 2010
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	June 27,	June 28,	June 27,	June 28,
	2011	2010	2011	2010
Net sales	$366,117	$310,248	$708,918	$448,467
Cost of goods sold	288,782	253,154	549,657	364,400

Gross profit	77,335	57,094	159,261	84,067

Operating expenses:
Selling and marketing	9,323	9,103	18,356	15,830
General and administrative	24,111	25,349	47,162	34,386
Amortization of definite-lived intangibles	4,321	4,621	8,479	5,412
Restructuring charges	—	399	—	449
Impairment of long-lived assets	48,125	266	48,125	766

Total operating expenses	85,880	39,738	122,122	56,843

Operating income (loss)	(8,545)	17,356	37,139	27,224

Other income (expense):
Interest expense	(6,684)	(6,411)	(12,975)	(9,192)
Other, net	3,435	181	4,412	173

Total other expense, net	(3,249)	(6,230)	(8,563)	(9,019)

Income (loss) before income taxes	(11,794)	11,126	28,576	18,205
Income tax provision	(8,474)	(4,386)	(19,756)	(6,980)

Net income (loss)	(20,268)	6,740	8,820	11,225
Less: Net income attributable to the noncontrolling interest	(635)	(1,811)	(2,600)	(1,811)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$(20,903)	$4,929	$6,220	$9,414

Earnings (loss) per share attributable to TTM
Technologies, Inc. stockholders:
Basic earnings (loss) per share	$(0.26)	$0.06	$0.08	$0.16

Diluted earnings (loss) per share	$(0.26)	$0.06	$0.08	$0.16

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Two Quarters Ended June 27, 2011 and June 28, 2010

	Two Quarters Ended
	June 27,	June 28,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$8,820	$11,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	32,521	17,182
Amortization of definite-lived intangible assets	8,538	5,470
Amortization of convertible notes, debt discount and debt issuance costs	3,728	3,159
Non-cash interest imputed on other long-term liabilities and related party financing obligation	628	270
Income tax benefit from restricted stock units released and common stock options exercised	(1,956)	(436)
Deferred income taxes	10,155	3,471
Stock-based compensation	3,879	3,006
Impairment of long-lived assets	48,125	766
Realized gain on early payment of related party financing obligation	(1,659)	—
Net loss on sale of property, plant and equipment and other	269	152
Net unrealized loss on derivative assets and liabilities	697	73
Net realized foreign currency exchange loss	1,280	—
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	(6,464)	(35,499)
Inventories	(5,614)	(1,114)
Prepaid expenses and other current assets	(1,899)	(6,180)
Accounts payable	10,692	14,076
Accrued salaries, wages and benefits and other accrued expenses	(6,885)	4,129

Net cash provided by operating activities	104,855	19,750

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(70,963)	(18,294)
Proceeds from sale of property, plant and equipment and assets held for sale	364	3,478
Acquisition, net of cash acquired	—	(28,529)
Restricted cash used for acquisition	—	120,000
Proceeds from the redemption of short-term investments	—	1,351

Net cash (used in) provided by investing activities	(70,599)	78,006

Cash flows from financing activities:
Proceeds from revolving loan	20,000	20,014
Repayment of long-term borrowings	(32,120)	—
Proceeds from long-term borrowings	10,822	387,980
Repayment of assumed long-term debt in acquisition	—	(387,980)
Settlement of related party financing obligation	(20,528)	—
Proceeds from exercise of stock options	6,264	197
Excess tax benefits from stock awards exercised or released	1,956	436

Net cash (used in) provided by financing activities	(13,606)	20,647

Effect of foreign currency exchange rates on cash and cash equivalents	(830)	436

Net increase in cash and cash equivalents	19,820	118,839
Cash and cash equivalents at beginning of period	216,078	94,347

Cash and cash equivalents at end of period	$235,898	$213,186

Supplemental disclosures of noncash investing and financing activities: The Company issued common stock and replacement awards with a fair value of $294,382 in connection with the PCB Subsidiaries acquisition. See Note 2.
At June 27, 2011 and June 28, 2010 accrued purchases of equipment totaled $75,840 and $27,400, respectively.
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
     The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the last Monday in March and the fourth quarter always ending on December 31. The second quarters ended June 27, 2011 and June 28, 2010 each contained 91 days. The two quarters ended June 27, 2011 and June 28, 2010 contained 178 and 179 days, respectively.
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

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
     Bank fees and legal and accounting costs associated with the acquisition of the PCB Subsidiaries of $6,986 and $8,784 for the quarter and two quarters ended June 28, 2010 have been expensed and recorded as general and administrative expense in the consolidated condensed statement of operations in accordance with ASC Topic 805, Business Combinations. There were no bank fees or legal and accounting costs associated with the acquisition of the PCB Subsidiaries for the quarter or two quarters ended June 27, 2011.
     Unaudited pro forma operating results for the Company, assuming the acquisition of the PCB Subsidiaries occurred on January 1, 2010 are as follows:

	For the Quarter	For the Two Quarters
	Ended	Ended
	June 28, 2010	June 28, 2010
	(In thousands, except per share data)
Net sales	$334,776	$631,311

Net income	$9,784	$15,955

Basic earnings per share	$0.12	$0.20

Dilutive earnings per share	$0.12	$0.20

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the PCB Subsidiaries acquisition occurred as of January 1, 2010, or the results that may be achieved in future periods.
(3) Long-lived Assets
     Property, plant and equipment, net as of June 27, 2011 and December 31, 2010 consist of the following:

	June 27,	December 31,
	2011	2010
	(In thousands)
Property, plant and equipment, net:
Land and land use rights	$36,924	$36,444
Buildings and improvements	209,530	204,850
Machinery and equipment	504,187	477,886
Construction-in-progress	144,974	149,123
Furniture and fixtures	7,215	6,440
Automobiles	1,565	1,452

	904,395	876,195
Less: Accumulated depreciation	(167,847)	(135,565)

	$736,548	$740,630

      During the quarter ended June 27, 2011, the Company recorded an impairment charge in the amount of $48,125 to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge is comprised of $39,850 related to manufacturing equipment held for use at a plant acquired by Meadville in 2007 for which the Company had previously reduced the carrying value of certain of these assets during its purchase price allocation completed in 2010 related to the acquisition of the PCB Subsidiaries. Weaker than expected operating performance at this manufacturing plant in the first six months of 2011 resulting from a downturn in the profitability of the products produced at this manufacturing plant and a reduction in expected future demand for the specific products produced resulted in a triggering event during the quarter ended June 27, 2011. Based on the undiscounted cash flows for this plant, an impairment of the manufacturing assets was indicated. The Company’s asset grouping for the impairment test was the manufacturing plant as the manufacturing equipment at this plant is specific to the products produced with separately identifiable cash flows. In addition, the manufacturing equipment at this plant cannot be used at the Company’s other manufacturing sites. The fair value of these manufacturing assets was determined using a discounted cash flow model over their remaining useful life with the impairment being the difference between the carrying value and fair value of the asset group. The impairment charge is also comprised of $8,275 related to manufacturing equipment that, due to the change in market conditions noted above, has become or is expected to become technologically obsolete. Accordingly, during the quarter ended June 27, 2011, the Company revised its classification of these assets to held for sale or disposal. The fair value of these assets was determined using third party quotes or other estimates of salvage value and the assets’ carrying value was written down to salvage value. The new carrying value of the assets held for sale or disposal is approximately $1,003, which is included in machinery and equipment in property, plant and equipment in the accompanying consolidated condensed balance sheet.
     Additionally, during the quarter and two quarters ended June 28, 2010, the Company reduced the carrying value of the Dallas, Oregon facility, which was classified as an asset held for sale, to record the estimated fair value less costs to sell, resulting in an impairment of $266 and $766, respectively, due to a depressed real estate market in the surrounding Dallas, Oregon region. The Company sold the Dallas, Oregon facility in July 2010.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(4) Accounts and Notes Receivable Factoring and Sales Arrangements
     In the normal course of business, the Company’s foreign subsidiaries utilize accounts receivable factoring arrangements. Under these arrangements, the Company may sell certain of its accounts receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the accounts receivable. In all arrangements there is no recourse against the Company for its customers’ failure to pay. The Company sold $20,169 and $16,061 of accounts receivable for the quarters ended June 27, 2011 and June 28, 2010, respectively, and $34,430 and $16,061 for the two quarters ended June 27, 2011 and June 28, 2010, respectively.
     Additionally, the Company’s foreign subsidiaries may also sell certain of their notes receivable at a discount ranging from 1% to 2% of the notes receivable. The Company sold $13,277 and $29,052 of notes receivable for the quarters ended June 27, 2011 and June 28, 2010, respectively, and $39,566 and $29,052 for the two quarters ended June 27, 2011 and June 28, 2010, respectively.
(5) Inventories
     Inventories as of June 27, 2011 and December 31, 2010 consist of the following:

	June 27,	December 31,
	2011	2010
	(In thousands)
Inventories:
Raw materials	$48,638	$50,465
Work-in-process	53,427	47,178
Finished goods	39,087	37,742

	$141,152	$135,385

(6) Goodwill and Definite-lived Intangibles
     As of June 27, 2011 and December 31, 2010, goodwill by operating segment and the components of definite-lived intangibles were as follows:
Goodwill

	North	Asia
	America	Pacific	Total
	(In thousands)
Balance as of December 31, 2010
Goodwill	$131,650	$183,176	$314,826
Accumulated impairment losses	(117,018)	—	(117,018)

	14,632	183,176	197,808

Foreign currency translation adjustment during the two quarters ended June 27, 2011	279	(425)	(146)

Balance as of June 27, 2011
Goodwill	131,929	$182,751	314,680
Accumulated impairment losses	(117,018)	—	(117,018)

	$14,911	$182,751	$197,662

     The December 31, 2010 goodwill balance includes foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
Definite-lived Intangibles

					Weighted
			Foreign	Net	Average
	Gross	Accumulated	Currency	Carrying	Amortization
	Amount	Amortization	Rate Change	Amount	Period
		(In thousands)			(years)
June 27, 2011:
Strategic customer relationships	$120,427	$(39,536)	$70	$80,961	9.2
Trade name	10,302	(2,187)	(27)	8,088	6.0
Licensing agreements	350	(244)	—	106	3.0
Order backlog	1,288	(1,286)	(2)	—	0.2

	$132,367	$(43,253)	$41	$89,155

     All of the definite-lived intangibles are amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $4,350 and $4,650 for the quarters ended June 27, 2011 and June 28, 2010, respectively, and $8,538 and $5,470 for the two quarters ended June 27, 2011 and June 28, 2010, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.
     Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2011	$8,925
2012	16,519
2013	15,524
2014	13,947
2015	12,472

$67,387

(7) Long-term Debt and Letters of Credit
     The following table summarizes the long-term debt of the Company as of June 27, 2011 and December 31, 2010.

	Average Effective		Average Effective
	Interest Rate		Interest Rate
	as of		as of
	June 27,	June 27,	December 31,	December 31,
	2011	2011	2010	2010
		(In thousands)		(In thousands)
Bank loans, due various dates
through June 2013	3.70%	$26,687	3.39%	$30,412
Term loan due November 2013	2.19%	332,500	2.26%	350,000
Revolving loan	2.44%	20,000	—	—
Other	6.00%	18	6.00%	20

		379,205		380,432
Less: Unamortized discount		(198)		(314)

		379,007		380,118
Less: Current maturities		(123,171)		(67,123)

Long-term debt, less current maturities		$255,836		$312,995

     The maturities of long-term debt through 2013 and thereafter are as follows:

(In thousands)
Remaining 2011	$55,002
2012	120,869
2013	203,326
Thereafter	8

$379,205

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
     Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for the Company’s mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or People’s Bank of China rates. These bank loans expire at various dates through June 2013.
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
     Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings under the Term Loan will bear interest at a rate of LIBOR plus 2.0%, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. There is no provision, other than an event of default, for these interest margins to increase. At June 27, 2011, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.20%.
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
     The Company is also required to pay a commitment fee of 0.20% per annum on the unused portion of any loan or facility under the Credit Agreement. For the quarter and two quarters ended June 27, 2011, the Company incurred $77 and $153, respectively, in commitment fees related to unused borrowing availability under the Credit Agreement. As of June 27, 2011, all of the remaining Term Loan was outstanding, $20,000 of the Revolving Loan was outstanding, none of the Factoring Facility was outstanding, and $65,114 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $67,500 and $65,000, respectively, at June 27, 2011.
     On April 9, 2010, the Company entered into an interest rate swap arrangement with an initial notional amount of $146,500 for the period beginning April 18, 2011 and ending on April 16, 2013 (see Note 11).
Other Letters of Credit
     In addition to the letters of credit obtained by the PCB Subsidiaries pursuant to the Credit Agreement, the Company maintains several unused letters of credit: a $1,994 standby letter of credit expiring December 31, 2011 associated with its insured workers compensation program; a $1,000 standby letter of credit expiring February 29, 2012 related to the lease of one of its production facilities; and various other letters of credit aggregating to approximately $1,661 related to purchases of machinery and equipment with various expiration dates through July 2011.
(8) Convertible Senior Notes
     In 2008, the Company issued 3.25% Convertible Senior Notes (Convertible Notes) due May 15, 2015 in a public offering for an aggregate principal amount of $175,000. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The liability and equity components of the Convertible Notes are separately accounted for in a manner that reflects the Company’s non-convertible debt borrowing rate when interest costs are recognized.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
     The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At June 27, 2011 and December 31, 2010, the following summarizes the liability and equity components of the Convertible Notes:

	June 27,	December 31,
	2011	2010
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(26,843)	(29,717)

Convertible Notes, net of discount	$148,157	$145,283

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

     At June 27, 2011 and December 31, 2010, remaining unamortized debt issuance costs included in other non-current assets were $2,708 and $2,998, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At June 27, 2011, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 3.9 years.
     The components of interest expense resulting from the Convertible Notes for the quarter and two quarters ended June 27, 2011 and June 28, 2010 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 27,	June 28,	June 27,	June 28,
	2011	2010	2011	2010
	(In thousands)
Contractual coupon interest	$1,422	$1,422	$2,844	$2,844
Amortization of Convertible Notes debt discount	1,452	1,335	2,874	2,644
Amortization of debt issuance costs	147	135	290	266

	$3,021	$2,892	$6,008	$5,754

     For the quarter and two quarters ended June 27, 2011 and June 28, 2010, the amortization of the Convertible Notes debt discount and debt issuance costs is based on an effective interest rate of 8.37%.
     Conversion
     At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of June 27, 2011, none of the conversion criteria had been met.
     On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of June 27, 2011, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
(9) Comprehensive Income (Loss)
     The following table summarizes the components of comprehensive income (loss) for the quarter and two quarters ended June 27, 2011 and June 28, 2010:

	Quarter Ended		Two Quarters Ended
	June 27,	June 28,	June 27,	June 28,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$(20,268)	$6,740	$8,820	$11,225
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $174 and $69 for the quarters ended June 27, 2011 and June 28, 2010, respectively, and net of tax of $238 and $69 for the two quarters ended June 27, 2011 and June 28, 2010, respectively.	8,154	2,388	10,968	2,388
Net unrealized gain on available for sale securities	1,648	—	1,648	—
Unrealized gain (loss) on effective cash flow hedges:
Net unrealized gains (losses) on effective cash flow hedges, net of tax (benefit) of $(56) and $380 for the quarters ended June 27, 2011 and June 28, 2010, respectively, and net of tax (benefit) of $(94) and $380 for the two quarters ended June 27, 2011 and June 28, 2010, respectively.	(63)	(1,924)	554	(1,924)
Less: reclassification adjustment for losses realized in net earnings net of tax of $0 for the quarter and two quarters ended June 27, 2011	113	—	113	—

Net	50	(1,924)	667	(1,924)

Total other comprehensive income, net of tax	9,852	464	13,283	464

Comprehensive income (loss)	(10,416)	7,204	22,103	11,689
Comprehensive income attributable to noncontrolling interests	(1,880)	(2,253)	(4,189)	(2,253)

Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$(12,296)	$4,951	$17,914	$9,436

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
     The following provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the two quarters ended June 27, 2011:

June 27, 2011
(in thousands)
Beginning balance as of December 31, 2010, net of tax	$(3,121)
Changes in fair value gain, net of tax	554
Reclassification of losses to earnings, net of tax	113

Ending balance as of June 27, 2011, net of tax	$(2,454)

     The amounts recorded in accumulated other comprehensive income for the cash flow hedge related to the interest rate swap are reclassified into interest expense during the operative period of the swap, beginning April 18, 2011 and ending on April 16, 2013, and in the same period in which the related interest on the floating-rate debt obligation affects earnings. The Company expects that approximately $2,051 will be reclassified into the statement of operations, net of tax, in the next 12 months.
(10) Income Taxes
     The Company’s effective tax rate was 71.9% and 39.4% for the quarters ended June 27, 2011 and June 28, 2010, respectively and 69.1% and 38.3% for the two quarters ended June 27, 2011 and June 28, 2010, respectively. The Company’s effective tax rate changed primarily due to the impact of an impairment charge, for which a tax benefit was not recorded, partially offset by an increase in total earnings generated in lower-tax jurisdictions resulting from the acquisition of the PCB Subsidiaries. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions in China. Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.
(11) Financial Instruments
     Derivatives
Interest Rate Swaps
     The Company’s business is exposed to interest rate risk resulting from fluctuations in interest rates on certain variable rate LIBOR and People’s Bank of China debt. Increases in interest rates would increase interest expenses relating to the outstanding variable rate borrowings of certain foreign subsidiaries and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of the debt obligations.
     On April 9, 2010, the Company entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350,000 Term Loan over the term of the interest rate swap. As part of the Company’s risk management strategy, the Company chose not to hedge its initial year interest payment cash flows of its Term Loan because of low LIBOR rates at inception, which would have initially resulted in locking in a fixed rate higher than LIBOR spot rate at the onset.
     The notional amount of the interest rate swap decreases to zero over its term, consistent with the Company’s risk management objectives. The notional value underlying the hedge at June 27, 2011 was $146,500. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period. The Company has designated this interest rate swap as a cash flow hedge.
     At inception, the fair value of the interest rate swap was zero. As of June 27, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $3,994 and $3,421, respectively, in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in the Company’s consolidated condensed balance sheet. No ineffectiveness was recognized for the quarter or two quarters ended June 27, 2011. During the quarter and two quarters ended June 27, 2011, the interest rate swap increased interest expense by $664.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
     Additionally, the Company, through its acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40,000, for the period beginning October 8, 2008 and ending on July 30, 2012. This interest rate swap applied to the PCB Subsidiaries’ pre-acquisition, long-term borrowings, which were paid-off on the acquisition date. The notional amount of the interest rate swap decreases to zero over its term. The notional value at June 27, 2011 was $34,000. Under the terms of the interest rate swap, the Company will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, the Company did not designate this interest rate swap as a cash flow hedge. As of June 27, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $826 and $1,206, respectively, in other long-term liabilities. The change in the fair value of this interest rate swap is recorded as Other, net in the consolidated condensed statement of operations.
Foreign Exchange Contracts
     The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary in 2013, which was settled in early June 2011 when the put call option was settled in cash (see Note 20), and certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at June 27, 2011 and December 31, 2010 was approximately $40,528 and $36,266, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation, which was recently settled in June 2011. In this instance, the hedged item was a recognized liability subject to foreign currency transaction gains and losses and, therefore, changes in the hedged item due to foreign currency exchange rates were recorded in earnings. Therefore, hedge accounting was not applied.
     The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair
		Value
	Balance Sheet	June 27,	December 31,
	Location	2011	2010
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$62	$—
Foreign exchange contracts	Deposits and other non-current assets	717	9
Foreign exchange contracts	Other accrued expenses	(10)	(1)
Foreign exchange contracts	Other long-term liabilities	—	(272)
Interest rate swap	Other long-term liabilities	(3,994)	(3,421)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	237	482
Foreign exchange contracts	Deposits and other non-current assets	—	728
Foreign exchange contracts	Other accrued expenses	(5)	(4)
Interest rate swap	Other long-term liabilities	(826)	(1,206)

		$(3,819)	$(3,685)

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
     The following tables provide information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Quarter Ended
		June 27, 2011			June 28, 2010
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
		Gain/(Loss)			Gain/(Loss)
	Financial	Recognized in Other	Gain/(Loss) Reclassified	Gain/(Loss) Reclassified	Recognized in Other	Gain/(Loss) Reclassified	Gain/(Loss) Recognized
	Statement Caption	Comprehensive Income	into Income	into Income	Comprehensive Income	into Income	into Income
				(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(338)	$(664)	$—	$(2,283)	$—	$—
Foreign currency forward	Other, net	219	—	—	(21)	—	—

		$(119)	$(664)	$—	$(2,304)	$—	$—

		For the Two Quarters Ended
		June 27, 2011			June 28, 2010
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
		Gain/(Loss)			Gain/(Loss)
	Financial	Recognized in Other	Gain/(Loss) Reclassified	Gain/(Loss) Reclassified	Recognized in Other	Gain/(Loss) Reclassified	Gain/(Loss) Recognized
	Statement Caption	Comprehensive Income	into Income	into Income	Comprehensive Income	into Income	into Income
				(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(573)	$(664)	$—	$(2,283)	$—	$—
Foreign currency forward	Other, net	1,033	—	—	(21)	—	—

		$460	$(664)	$—	$(2,304)	$—	$—

     The gain (loss) recognized in other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 27,	June 28,	June 27,	June 28,
	2011	2010	2011	2010
		(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	$212	$51	$378	$51
Foreign exchange contracts	(139)	(1,630)	782	(1,630)

	$73	$(1,579)	$1,160	$(1,579)

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
Other Financial Instruments
     The carrying amount and estimated fair value of the Company’s financial instruments at June 27, 2011 and December 31, 2010 were as follows:

	June 27, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Available for sale securities	$4,354	$4,354	$—	$—
Derivative assets, current	299	299	482	482
Derivative liabilities, current	15	15	5	5
Derivative assets, non-current	717	717	737	737
Derivative liabilities, non-current	4,820	4,820	4,899	4,899
Long-term equity investment	—	—	2,714	2,280
Related party financing obligation	—	—	20,399	20,791
Long-term debt	379,007	377,811	380,118	370,812
Convertible senior notes	148,157	214,165	145,283	207,508
     The fair value of available for sale securities was determined using quoted market prices for the securities on an active exchange.
     The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate. The values were adjusted to reflect nonperformance risk of both the counterparty and the Company.
     The fair value of equity securities accounted for under the cost method (nonmarketable equity securities) was estimated using market multiples derived from comparable companies. Under that approach, the identification of comparable companies requires significant judgment. Additionally, multiples might lie in ranges with a different multiple for each comparable company. The selection of where the appropriate multiple falls within that range also requires significant judgment, considering both qualitative and quantitative factors.
     The fair value of the related party financing obligation was estimated based on the minimum price of the obligation plus 2.5% interest discounted at the liability’s discount rate based on the Company’s adjusted cost of borrowing.
     The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at June 27, 2011 and December 31, 2010.
     The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange.
     At June 27, 2011 and December 31, 2010, the Company’s financial instruments included cash and cash equivalents, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.
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
     For the quarter and two quarters ended June 27, 2011 one customer accounted for approximately 10% and 12% of the Company’s net sales, respectively. For the quarter and two quarters ended June 28, 2010, no one customer accounted for 10% or greater of the Company’s net sales. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operation.

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
     As of June 27, 2011 and December 31, 2010, the Company’s 10 largest customers in the aggregate accounted for 48% and 53%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
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
     At June 27, 2011 and December 31, 2010, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	June 27,	Fair Value Measurements Using:
	2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
		(In thousands)
Money market funds	$97,387	$97,387	—	—
Available for sale securities	4,354	4,354	—	—
Foreign exchange derivative assets	1,016	—	$1,016	—
Interest rate swap derivative liabilities	4,820	—	4,820	—
Foreign exchange derivative liabilities	15	—	15	—

	December 31,	Fair Value Measurements Using:
	2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
		(In thousands)
Money market funds	$66,742	$66,742	—	—
Foreign exchange derivative assets	1,219	—	$1,219	—
Interest rate swap derivative liabilities	4,627	—	4,627	—
Foreign exchange derivative liabilities	277	—	277	—
     There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter or two quarters ended June 27, 2011.
     The following is a summary of activity for fair value measurements using Level 3 inputs for the two quarters ended June 28, 2010:

For the Two
Quarters
Ended
Fair Value Measurement using Significant Unobservable Inputs (Level 3)	June 28, 2010
(In thousands)
Beginning balance	$1,351
Transfers to level 3	—
Settlement	(1,351)
Changes in fair value included in earnings	—

Ending balance	$—

     There was no activity for fair value measurement using Level 3 inputs for the quarter or two quarters ended June 27, 2011 or the quarter ended June 28, 2010.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
     The changes in fair value included in earnings for the two quarters ended June 28, 2010 have been included in other, net in the consolidated condensed statement of operations.
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
     For the quarter and two quarters ended June 27, 2011 and for the two quarters ended June 28, 2010, the following non-financial instruments were measured at fair value on a nonrecurring basis using the type of inputs shown:

	Fair Value Measurements Using:
					Total Losses for
					the Quarter and Two
	June 27,	Level 1	Level 2	Level 3	Quarters Ended
	2011	Inputs	Inputs	Inputs	June 27, 2011
	(In thousands)
Long-lived assets	$19,331	—	$19,331	—	$48,125

	Fair Value Measurements Using:
					Total Losses for
					the Two Quarters
	June 28,	Level 1	Level 2	Level 3	Ended
	2010	Inputs	Inputs	Inputs	June 28, 2010
	(In thousands)
Asset held for sale	$234	—	$234	—	$766

     The fair values of long-lived assets held and used and the asset held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.
(14) Commitments and Contingencies
Legal Matters
     The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at June 27, 2011 and December 31, 2010. However, these amounts are not material to the consolidated condensed financial statements.
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
     The Company is involved in various stages of investigation and cleanup of three sites in Connecticut and one in California related to environmental remediation matters. The ultimate cost of site cleanup for the two Connecticut sites and one California site is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site was investigated under Connecticut’s Land Transfer Act and no contamination above applicable standards was found. The Company concluded that it was probable that it would incur remediation and monitoring costs for these sites of approximately $685 and $558 as of June 27, 2011 and December 31, 2010, respectively, the liability for which is included in other

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
long-term liabilities. The Company estimates that it will incur the remediation costs over the next 12 to 84 months. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.
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
(15) Earnings (Loss) Per Share
     The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the quarter and two quarters ended June 27, 2011 and June 28, 2010:

	Quarter Ended		Two Quarters Ended
	June 27,	June 28,	June 27,	June 28,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$(20,903)	$4,929	$6,220	$9,414

Weighted average shares outstanding	81,309	76,050	81,009	59,954
Dilutive effect of performance-based stock units, restricted stock units and stock options	—	434	916	550
Dilutive effect of assumed conversion of convertible notes outstanding	—	—	470	—

Diluted shares	81,309	76,484	82,395	60,504

Earnings (loss) per share attributable to TTM
Technologies, Inc. stockholders:
Basic	$(0.26)	$0.06	$0.08	$0.16

Diluted	$(0.26)	$0.06	$0.08	$0.16

     Performance-based stock units, restricted stock units and stock options to purchase 1,714 shares of common stock for the quarter ended June 28, 2010 and 528 and 2,015 shares of common stock for the two quarters ended June 27, 2011 and June 28, 2010, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. For the quarter ended June 27, 2011, potential shares of common stock, consisting of stock options to purchase approximately 1,167 shares of common stock at exercise prices ranging from $2.76 to $16.82 per share, 1,338 restricted stock units, and 163 performance-based restricted stock units were not included in the computation of diluted earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.
     Additionally, for the quarter ended June 27, 2011, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the Company incurred a loss from operations and, as a result, the impact would be anti-dilutive.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
(16) Stock-Based Compensation
     Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	June 27,	June 28,	June 27,	June 28,
	2011	2010	2011	2010
	(In thousands)
Cost of goods sold	$254	$328	$471	$655
Selling and marketing	100	109	211	217
General and administrative	1,770	1,158	3,197	2,134

Stock-based compensation expense recognized	2,124	1,595	3,879	3,006
Income tax benefit recognized	(584)	(412)	(1,118)	(890)

Total stock-based compensation expense after income taxes	$1,540	$1,183	$2,761	$2,116

     Performance-based Restricted Stock Units
     In 2010, the Company implemented a long-term incentive program for executives that provides for the issuance of performance-based restricted stock units (PRUs), representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which are based on revenue and EBITDA (earnings before interest, tax, depreciation, and amortization expense), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to the S&P SmallCap 600 over the three-year performance period.
     The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter and two quarters ended June 27, 2011, management determined that vesting of the PRU awards was probable. PRUs activity for the two quarters ended June 27, 2011 was as follows:

Shares
(In thousands)
Outstanding target shares at December 31, 2010	55
Granted:
Second tranche of 2010 grant	45
First tranche of 2011 grant	63

Outstanding target shares at June 27, 2011	163

     The fair value for PRUs granted is calculated using the Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarters and two quarters ended June 27, 2011 and June 28, 2010, the following assumptions were used in determining the fair value:

	June 27,	June 28,
	2011[1]	2010[2]
Weighted-average fair value	$22.74	$10.11
Risk-free interest rate	1.0%	1.3%
Dividend yield	—	—
Expected volatility	59%	65%
Expected term in months	28	33

(1)	Reflects the weighted-averages for the second year of the three-year performance period applicable to PRUs granted in 2010 and for the first year of the three-year performance period applicable to PRUs granted in 2011.

(2)	Reflects the first year of the three-year performance period applicable to PRUs granted in 2010.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
Restricted Stock Units
     The Company granted 239 restricted stock units during the quarter ended June 27, 2011 and 574 and 377 restricted stock units during the two quarters ended June 27, 2011 and June 28, 2010, respectively. There were no restricted stock units granted for the quarter ended June 28, 2010. The units granted have a weighted-average fair value per unit of $18.35 for the quarter ended June 27, 2011 and $17.74 and $9.14 for the two quarters ended June 27, 2011 and June 28, 2010, respectively. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant.
Stock Options
     The Company did not grant any stock option awards during the quarter or two quarters ended June 27, 2011 and June 28, 2010.
Foreign Employee Share Awards
     Prior to the acquisition of the PCB Subsidiaries by the Company, there existed an employee share award scheme originally set up by the controlling shareholder of the PCB Subsidiaries to incentivize and reward the PCB Subsidiaries’ employees. In 2008, administration of this scheme was transferred to a small group of employees in order to carry on the objectives of the program. After the close of the acquisition, the unvested Meadville Holdings shares remaining for vesting and/or granting purposes under that scheme were exchanged for the right to earn fractional shares of TTM common stock plus cash equal to the dividend distributed by Meadville Holdings to the holders of Meadville Holdings shares after the acquisition. These remaining grants vest over five tranches. Two tranches vested in the first quarter of 2011 and the remaining three tranches will vest annually thereafter, through 2014. As per ASC Topic 805, Business Combinations, the fair value of the common stock plus cash consideration to be received by the employee, after adjustment for estimated forfeitures, that is attributed to pre-combination service is recognized as purchase consideration. The fair value, after adjustment for estimated forfeitures, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At June 27, 2011 and December 31, 2010, there were approximately 50 and 193 shares in the employee share award grants, respectively.
     The following is a summary of total unrecognized compensation costs as of June 27, 2011:

	Unrecognized	Remaining Weighted
	Stock-Based	Average Recognition
	Compensation Cost	Period
	(In thousands)	(In years)
PRU awards	$2,436	2.1
RSU awards	12,620	1.6
Stock option awards	639	1.7
Foreign employee share awards	400	1.6

	$16,095

(17) Distribution of profits
     As stipulated by the relevant laws and regulations of the People’s Republic of China (PRC) applicable to the Company’s subsidiaries in the PRC, each of such subsidiaries is required to make appropriations from its net income as determined in accordance with accounting principles and the relevant financial regulations of the PRC (PRC GAAP) to a non-distributable reserve, also referred to as statutory surplus reserve. The appropriations to the statutory surplus reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP and required until the balance reaches 50% of its registered capital. The statutory surplus reserve is used to offset future or past losses. The subsidiaries may, upon a resolution passed by the shareholders, convert the statutory surplus reserve into its capital.
     There were appropriations of approximately $3,295 to the statutory surplus reserve for the quarter and two quarters ended June 27, 2011. There were no appropriations to such reserve for the quarter or two quarters ended June 28, 2010.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
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

	Quarter Ended		Two Quarters Ended
	June 27, 2011	June 28, 2010	June 27, 2011	June 28, 2010
	(In thousands)
Net Sales:
North America	$142,245	$138,925	$284,495	$277,144
Asia Pacific	226,203	173,073	428,668	173,073

Total sales	368,448	311,998	713,163	450,217
Inter-segment sales	(2,331)	(1,750)	(4,245)	(1,750)

Total net sales	$366,117	$310,248	$708,918	$448,467

Operating Segment Income (Loss):
North America	$13,792	$6,206	$30,557	$16,865
Asia Pacific	(18,016)	15,771	15,061	15,771

Total operating segment income (loss)	(4,224)	21,977	45,618	32,636
Amortization of definite-lived intangibles	(4,321)	(4,621)	(8,479)	(5,412)

Total operating income (loss)	(8,545)	17,356	37,139	27,224
Total other expense	(3,249)	(6,230)	(8,563)	(9,019)

Income (loss) before income taxes	$(11,794)	$11,126	$28,576	$18,205

     During the second quarter ended June 27, 2011, the Company recorded a charge of $48,125 for its Asia Pacific operating segment for the impairment of long-lived assets. (Note 3)
     The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and in conjunction with the Company’s revenue recognition policy. The inter-segment sales for the quarter and two quarters ended June 27, 2011 and June 28, 2010 are sales from the Asia Pacific operating segment to the North America operating segment.
(19) Related Party Transactions
Supply and Lease Arrangements
     The Company’s foreign subsidiaries enter into long-term supply arrangements to purchase laminate and prepreg from a related party in which a significant shareholder of the Company holds an approximate 16% shareholding. These supply arrangements expire on December 31, 2012. The Company’s foreign subsidiaries also purchased laminate and prepreg from the laminate companies of the said significant shareholder of the Company. The Company purchased laminate and prepreg from these related parties in the amounts of $32,783 and $26,861 for the quarters ended June 27, 2011 and June 28, 2010, respectively, and $56,916 and $26,861 for the two quarters ended June 27, 2011 and June 28, 2010, respectively.
     Additionally, a foreign subsidiary of the Company also leases warehouse space from a related party controlled by a significant shareholder of the Company. Likewise, a related party leases employee housing space from a foreign subsidiary of the Company. The net income for these activities was $62 and $80 for the quarters ended June 27, 2011 and June 28, 2010, respectively, and $126 and $80 for the two quarters ended June 27, 2011 and June 28, 2010, respectively.

TTM TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements — (Continued)
     At June 27, 2011 and December 31, 2010, the Company’s consolidated condensed balance sheet included $47,403 and $50,374, respectively, in accounts payable due to and $153 and $86, respectively, in accounts receivable due from a related party for the supply and lease arrangements.
(20) Other
     In April 2010, the Company, through its acquisition of the PCB Subsidiaries, acquired a 10% interest in a private company, Aspocomp Oulu Oy (Oulu), which is located in Finland. The majority owner of this private company is Aspocomp Group Oyj (Aspocomp), a Helsinki Stock Exchange traded Finnish company. The Company accounted for this 10% nonmarketable investment in Oulu using the cost method of accounting. The fair value assigned to this investment at the acquisition date was $2,718, which was based on a market approach to estimate the enterprise value.
     Aspocomp was also the 20% minority shareholder in Meadville Aspocomp (BVI) Holdings Ltd., a majority-owned subsidiary of the Company, and therefore was a related party. The Company consolidated the financial results of this majority-owned company.
     Exchange of Investments
     On June 8, 2011, the Company exchanged its 10% interest in Oulu for approximately 12,300 shares of Aspocomp, (representing approximately 19.7% of Aspocomp’s outstanding share capital) having a fair value of $5,205. The Company has concluded that Aspocomp and Oulu are substantially similar entities as Aspocomp is a holding company and its primary operating subsidiary is Oulu. As such, the unrealized gain on the exchange of the investments has been recorded in other comprehensive income, and no realized gains or losses will be recognized until the Aspocomp shares are sold, unless an other than temporary decline in fair value occurs in the future. These securities are classified as available for sale securities, and at June 27, 2011 have a fair value of $4,354. The Company has determined this investment to be classified as available for sale as it has a readily determinable fair value and is not being held for trading purposes. Unrealized holding gains and losses on available for sale securities are recorded as a component of accumulated other comprehensive income in the consolidated condensed balance sheet.
     Gain on Early Settlement of Related Party Financing Obligation
     The related party financing obligation represents the value of the Company’s obligation under a put and call option agreement which granted Aspocomp the right to sell its 20% equity interest in Meadville Aspocomp (BVI) Holdings Ltd. to one of the PCB Subsidiaries. The PCB Subsidiary also had the right to purchase that 20% equity interest held by Aspocomp in Meadville Aspocomp (BVI) Holdings Ltd.
     On June 8, 2011, the Company settled its obligation under the put and call option agreement for a payment of approximately $20,528, resulting in a gain of $1,659, which is included in Other, net in the consolidated condensed statement of operations. As a result of the settlement of this obligation, Aspocomp is no longer considered to be a related party of the Company.

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
     While our customers include both OEM and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. We measure customers as those companies that have placed orders of $2,000 or more in the preceding 12-month period. As of June 27, 2011, we had approximately 1,260 customers and as of June 28, 2010 we had approximately 1,185 customers. Sales to our 10 largest customers accounted for 47% and 42% of our net sales in the quarter ended June 27, 2011 and June 28, 2010, respectively. Sales to our 10 largest customers accounted for 47% of our net sales for the two quarters ended June 27, 2011 and 42% of our net sales for the two quarters ended June 28, 2010. We sell to OEMs both directly and indirectly through EMS companies.
     The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended		Two Quarters Ended
	June 27,	June 28,	June 27,	June 28,
End Markets(1)	2011	2010	2011	2010
Aerospace/Defense	17%	19%	16%	26%
Cellular Phone	9	10	9	7
Computing/Storage/Peripherals	23	25	25	21
Medical/Industrial/Instrumentation/Other	7	9	8	9
Networking/Communications	38	32	36	33
Other	6	5	6	4

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

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
     We also deliver a significant percentage of compressed lead-time work with lead times of 11 to 20 days. We typically receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production. We derive revenues primarily from the sale of PCBs and backplane assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed or determinable, title and risk of loss have transferred, and collectibility is reasonably assured and in accordance with sales contracts. Net sales consist of gross sales less an allowance for returns, which typically has been less than 2% of gross sales. We provide our customers a limited right of return for defective PCBs and backplane assemblies. We record an estimated amount for sales returns and allowances at the time of sale based on historical information.
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

     We also assess other long-lived assets, specifically property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the quarter ended June 27, 2011, we completed our assessment of long-lived assets and determined that the carrying value of certain long-lived assets at production facilities within our Asia Pacific operating segment exceeded their fair value. As a result, we recorded an impairment of long-lived assets for $48.1 million to adjust such assets to their fair value as of June 27, 2011.
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
     For the business combination with Meadville in April 2010, the fair value of the real property was estimated primarily via the cost approach, and where applicable, the sales comparison approach and income approach. The procedures employed include site inspections, analysis of the subject properties, review of the highest and best use of the subject properties, discussions with onsite property management, determinations regarding future use of the facilities, review of real property market data available in the local market, estimation of replacement cost, new and typical expected useful lives, and the calculation of all factors of obsolescence.
     For the fair value of the personal property we utilize the cost approach as the primary approach for valuing the majority of the personal property. The market approach was used to estimate the value of certain equipment commonly traded in the second hand marketplace, as well as computers and computer-related assets. The income approach was used to quantify any economic obsolescence that may be present in the subject assets. Our analysis also entailed an estimation of useful lives, which were researched and discussed with property management and market sources. The fair value measurement assumes the highest and best use of personal property assets by market participants.
     The significant purchased intangible assets recorded by us include customer relationships, trade name, and order backlog. The fair values assigned to the identified intangible assets are discussed in Note 6 of the notes to the consolidated condensed financial statements.
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
     Estimates associated with the accounting for acquisitions may change during the measurement period as additional information becomes available regarding the assets acquired, liabilities assumed, and noncontrolling interest as discussed in Note 2 of the notes to consolidated condensed financial statements.
     Self Insurance
     We are primarily self-insured in North America for group health insurance and worker’s compensation benefits provided to our U.S. employees, and we purchase insurance to protect against annual claims at the individual and aggregate level. We estimate our exposure for claims incurred but not reported at the end of each reporting period. We use our judgment using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and brokers on an annual basis to estimate our liability for these claims. This liability is subject to individual insured stop-loss coverage for both programs, which is $250,000 per individual. Our actual claims experience may differ from our estimates.
RESULTS OF OPERATIONS
     There were 91 days in each of the second quarters ended June 27, 2011 and June 28, 2010 and 178 and 179 days in the two quarters ended June 27, 2011 and June 28, 2010, respectively. Included in the consolidated condensed statement of operations for both the quarter and two quarters ended June 28, 2010 are 81 days of Asia Pacific’s results of operations for the period from April 9, 2010 through June 28, 2010. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.

     The following table sets forth the relationship of various items to net sales in our consolidated condensed statement of operations:

	Quarter Ended		Two Quarters Ended
	June 27, 2011	June 28, 2010	June 27, 2011	June 28, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.9	81.6	77.5	81.3

Gross profit	21.1	18.4	22.5	18.7

Operating expenses:
Selling and marketing	2.5	2.9	2.6	3.5
General and administrative	6.6	8.2	6.7	7.7
Amortization of definite-lived intangibles	1.2	1.5	1.2	1.2
Restructuring charges	—	0.1	—	0.1
Impairment of long-lived assets	13.1	0.1	6.8	0.1

Total operating expenses	23.4	12.8	17.3	12.6

Operating income (loss)	(2.3)	5.6	5.2	6.1
Other income (expense):
Interest expense	(1.8)	(2.0)	(1.8)	(2.0)
Other, net	0.9	—	0.6	—

Total other expense, net	(0.9)	(2.0)	(1.2)	(2.0)

Income (loss) before income taxes	(3.2)	3.6	4.0	4.1
Income tax provision	(2.3)	(1.4)	(2.8)	(1.6)

Net income (loss)	(5.5)	2.2	1.2	2.5
Less: Net income attributable to noncontrolling interest	(0.2)	(0.6)	(0.3)	(0.4)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	(5.7)%	1.6%	0.9%	2.1%

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
     The following table compares net sales by reportable segment for the quarters and two quarters ended June 27, 2011 and June 28, 2010:

	Quarter Ended		Two Quarters Ended
	June 27, 2011	June 28, 2010	June 27, 2011	June 28, 2010
		(In thousands)
Net Sales:
North America	$142,245	$138,925	$284,495	$277,144
Asia Pacific	226,203	173,073	428,668	173,073

Total sales	368,448	311,998	713,163	450,217
Inter-segment sales	(2,331)	(1,750)	(4,245)	(1,750)

Total net sales	$366,117	$310,248	$708,918	$448,467

     Net Sales
     Total net sales increased $55.9 million or 18.0%, from $310.2 million for the quarter ended June 28, 2010 to $366.1 million for the quarter ended June 27, 2011. Sales related to the North America segment increased $3.3 million, or 2.4%, from $138.9 million for the quarter ended June 28, 2010 to $142.2 million for the quarter ended June 27, 2011 and was primarily due to higher average PCB pricing and increased demand at our backplane assembly facilities. Sales related to the Asia Pacific segment increased $53.1 million, or 30.7%, from $173.1 million for the quarter ended June 28, 2010 to $226.2 million for the quarter ended June 27, 2011 and was primarily due to higher average prices, product mix shift, increased production as well as the inclusion of 81 days of results of operations for the quarter ended June 28, 2010 compared to 91 days for the quarter ended June 27, 2011.

     Total net sales increased by $260.4 million from $448.5 million for the two quarters ended June 28, 2010 to $708.9 million for the two quarters ended June 27, 2011. Sales related to the North America segment increased by $7.4 million, or 2.7%, from $277.1 million for the two quarters ended June 28, 2010 to $284.5 million for the two quarters ended June 27, 2011 and was primarily due to higher average PCB pricing and increased demand at our backplane assembly facilities, partially offset by the closure of our Hayward, California backplane assembly facility. Sales for the Asia Pacific segment increased by $255.6 million from $173.1 million for the two quarters June 28, 2010 to $428.7 million for the two quarters ended June 27, 2011 and was mainly due to the inclusion of only 81 days of results of operations for the two quarters ended June 28, 2010 compared to 178 days for the two quarters ended June 27, 2011.
     Cost of Goods Sold
     Total cost of goods sold increased $35.6 million from $253.2 million for the quarter ended June 28, 2010 to $288.8 million for the quarter ended June 27, 2011. Cost of goods sold related to the North America segment increased $2.8 million in line with the sales increase from $111.2 million for the quarter ended June 28, 2010 to $114.0 million for the quarter ended June 27, 2011. As a percentage of net sales, cost of goods sold for the North America segment remained consistent at 80.0% for the quarter ended June 28, 2010 and 80.1% for the quarter ended June 27, 2011. Cost of goods sold related to the Asia Pacific segment increased $32.9 million, or 23.2%, from $141.9 million in the quarter ended June 28, 2010 to $174.8 million in the quarter ended June 27, 2011. As a percentage of net sales, cost of goods sold for the Asia Pacific segment decreased from 82.9% for the quarter ended June 28, 2010 to 78.3% for the quarter ended June 27, 2011 and was primarily due to the inclusion of a $6.7 million fair value mark up on the substantially completed acquired PCB inventory in the quarter ended June 28, 2010.
     Total cost of goods sold increased by $185.3 million from $364.4 million for the two quarters ended June 28, 2010 to $549.7 million for the two quarters ended June 27, 2011. Cost of goods sold related to the North America segment increased $2.6 million from $222.5 million for the two quarters ended June 28, 2010 to $225.1 million for the two quarters ended June 27, 2011. As a percentage of net sales, cost of goods sold for the North America segment decreased from 80.3% for the two quarters ended June 28, 2010 to 79.1% for the two quarters ended June 27, 2011 and was primarily due to higher average sales prices and savings from the closure of our Hayward, California production facility in 2010. Cost of goods sold related to the Asia Pacific segment increased $182.6 million from $141.9 million for the two quarters ended June 28, 2010 to $324.5 million for the two quarters ended June 27, 2011. As a percentage of net sales, cost of goods sold related to the Asia Pacific segment decreased from 82.9% for the two quarters ended June 28, 2010 to 76.7% for the two quarters ended June 27, 2011 and was due to the inclusion of a $6.7 million fair value mark up on the substantially completed acquired PCB inventory in the quarter ended June 28, 2010 combined with higher average sales prices in our Asia Pacific segment during the two quarters ended June 27, 2011, which contained 178 days of results of operations compared to only 81 days of results of operations for the two quarters ended June 28, 2010.
     Gross Profit
     As a result of the foregoing, gross profit increased by $20.2 million from $57.1 million for the quarter ended June 28, 2010 to $77.3 million for the quarter ended June 27, 2011. The overall gross margin percentage increased from 18.4% for the quarter ended June 28, 2010 to 21.1% for the quarter ended June 27, 2011 and was primarily due to the inclusion of a $6.7 million fair value mark up on the substantially completed acquired PCB inventory in the quarter ended June 28, 2010 as described above.
     As a result of the foregoing, gross profit increased by $75.2 million from $84.1 million for the two quarters ended June 28, 2010 to $159.3 million for the two quarters ended June 27, 2011. The overall gross margin increased from 18.7% for the two quarters ended June 28, 2010 to 22.5% for the two quarters ended June 27, 2011. The increase in gross margin was primarily due to the inclusion of a $6.7 million fair value mark up on the substantially completed acquired PCB inventory in the quarter ended June 28, 2010, in addition to higher overall profit margins for the Asia Pacific segment. Additionally, gross margins increased in our North America segment due to the facility closure discussed above.

     Selling and Marketing Expenses
     Selling and marketing expenses increased by $0.2 million, or 2.2%, from $9.1 million for the quarter ended June 28, 2010 to $9.3 million for the quarter ended June 27, 2011. As a percentage of net sales, selling and marketing expenses were 2.9% for the quarter ended June 28, 2010 as compared to 2.5% for the quarter ended June 27, 2011. Additionally, selling and marketing expenses increased by $2.6 million, or 16.5%, from $15.8 million for the two quarters ended June 28, 2010 to $18.4 million for the two quarters ended June 27, 2011. As a percentage of net sales, selling and marketing expenses were 3.5% for the two quarters ended June 28, 2010 as compared to 2.6% for the two quarters ended June 27, 2011. The decline in selling and marketing expense for the quarter and two quarters ended June 27, 2011 as a percentage of net sales is due to our acquisition of the PCB Subsidiaries, which have lower selling labor and commission expense than our North America segment.
     General and Administrative Expense
     General and administrative expenses decreased $1.2 million from $25.3 million, or 8.2% of net sales, for the quarter ended June 28, 2010 to $24.1 million, or 6.6% of net sales, for the quarter ended June 27, 2011. Additionally, general and administrative expenses increased $12.8 million from $34.4 million, or 7.7% of net sales, for the two quarters ended June 28, 2010 to $47.2 million, or 6.7% of net sales, for the two quarters ended June 27, 2011. The changes in expense for the quarter and two quarters ended June 28, 2010 and June 27, 2011 primarily relates to our acquisition of the PCB Subsidiaries in April 2010, partially offset by a decrease in transaction-related costs of $7.0 million and $8.8 million from the quarter and two quarters ended June 28, 2010, respectively.
     Amortization of Definite-Lived Intangibles
     Identifiable intangible assets include customer relationships, trade name and order backlog.
     Intangible amortization expense decreased for the quarter ended June 27, 2011 by $0.3 million from $4.6 million, or 1.5% of net sales, for the quarter ended June 28, 2010 to $4.3 million, or 1.2% of net sales, for the quarter ended June 27, 2011. The decrease in amortization expense for the quarter ended June 27, 2011 as compared to the quarter ended June 28, 2010 is primarily due to completion of the valuation of intangible assets in conjunction with finalizing the allocation of the fair value of assets acquired, liabilities assumed and noncontrolling interests for the acquisition of the PCB Subsidiaries. Additionally, intangible amortization expense increased by $3.1 million from $5.4 million, or 1.2% of net sales, for the two quarters ended June 28, 2010 to $8.5 million, or 1.2% of net sales, for the two quarters ended June 27, 2011. The overall increase of amortization expense between the two quarters ended June 28, 2010 and two quarters ended June 27, 2011 was due to our acquisition of the PCB Subsidiaries.
     Impairment of Long-Lived Assets
     During the quarter ended June 27, 2011, we recorded an impairment charge in the amount of $48.1 million to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge is comprised of $39,850 related to manufacturing equipment held for use at a plant acquired by Meadville in 2007 for which we had previously reduced the carrying value of certain of these assets during our purchase price allocation completed in 2010 related to the acquisition of the PCB Subsidiaries. Weaker than expected operating performance at this manufacturing plant in the first six months of 2011 resulting from a downturn in the profitability of the products produced at this manufacturing plant and a reduction in expected future demand for the specific products produced resulted in a triggering event during the quarter ended June 27, 2011. Based on the undiscounted cash flows for this plant, an impairment of the manufacturing assets was indicated. Our asset grouping for the impairment test was the manufacturing plant as the manufacturing equipment at this plant is specific to the products produced with separately identifiable cash flows. In addition, the manufacturing equipment at this plant cannot be used at our other manufacturing sites. The fair value of these manufacturing assets was determined using a discounted cash flow model over their remaining useful life with the impairment being the difference between the carrying value and fair value of the asset group. The impairment charge also includes $8,275 related to manufacturing equipment that, due to the change in market conditions noted above, has become or is expected to become technologically obsolete. Accordingly, during the quarter ended June 27, 2011, we revised our classification of these assets to held for sale or disposal. The fair value of these assets was determined using third party quotes or other estimates of salvage value and the assets carrying value was written down to salvage value. The new carrying value of the assets’ held for sale or disposal is approximately $1,003, which is included in machinery and equipment in property, plant and equipment in the accompanying consolidated condensed balance sheet.
     If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.
     Other Income (Expense)
     Other expense, net decreased $3.0 million from $6.2 million for the quarter ended June 28, 2010 to $3.2 million for the quarter ended June 27, 2011. Additionally, other expense, net decreased by $0.4 million from $9.0 million for the two quarters ended June 28, 2010 to $8.6 million for the two quarters ended June 27, 2011. The decrease in other expense, net for the quarter and two quarters ended June 27, 2011 was primarily due to a realized gain of $1.7 million related to the early settlement of a related party financing obligation, related to the remaining 20% interest in Meadville Aspocomp (BVI) Holdings Ltd., and foreign currency transaction gains, partially offset by interest expense related to the debt assumed at the date of acquisition of the PCB Subsidiaries.

     Income Taxes
     The provision for income taxes increased $4.1 million from $4.4 million for the quarter ended June 28, 2010 to $8.5 million for the quarter ended June 27, 2011 and by $12.8 million from $7.0 million for the two quarters ended June 28, 2010 to $19.8 million for the two quarters ended June 27, 2011 primarily due to higher pre-tax income and certain foreign losses generated for which a tax benefit was not recorded. Our effective tax rate was 71.9% and 39.4% for the quarter ended June 27, 2011 and June 28, 2010, respectively, and 69.1% and 38.3% for the two quarters ended June 27, 2011 and June 28, 2010, respectively. Our effective tax rate changed in 2011 primarily due to the impact of an impairment for which a tax benefit was not recorded, partially offset by an increase in total earnings generated in lower-tax jurisdictions resulting from the acquisition of the PCB Subsidiaries, which have a lower effective tax rate than our North America operations. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of June 27, 2011 and December 31, 2010, we had net deferred income tax assets of approximately $10.5 million and $18.3 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.
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
     As of June 27, 2011, we had net working capital of approximately $228.7 million compared to $258.3 million as of December 31, 2010.
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
     The Credit Agreement consists of a $350.0 million senior secured Term Loan, an $87.5 million senior secured Revolving Loan, a $65.0 million Factoring Facility, and a $80.0 million Letters of Credit Facility, all of which mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of the PCB Subsidiaries. The Company has fully and unconditionally guaranteed the full and punctual payment of all obligations of the PCB Subsidiaries under the Credit Agreement.

     Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings bear interest at a rate of LIBOR plus 2.0% under the Term Loan, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. At June 27, 2011, the weighted average interest rate on the outstanding borrowings was 2.20%.
     Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. At June 27, 2011, we were in compliance with the covenants.
     We are required to pay a commitment fee of 0.20% per annum on any unused portion of loan or facility under the Credit Agreement. We incurred $0.1 million and $0.2 million in commitment fees for the quarter and two quarters ended June 27, 2011, respectively, related to the unused portion of any loan or facility under the Credit Agreement. As of June 27, 2011, all of the remaining Term Loan, $20.0 million of the Revolving Loan, and $65.1 million of the Letters of Credit Facility was outstanding, and available borrowing capacity under the Revolving Loan and Factoring Facility was $67.5 million and $65.0 million, respectively.
     Bank Loans
     Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for our mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or the People’s Bank of China rates with a small margin adjustment. These bank loans expire on various dates through June 2013.
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
     At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of June 27, 2011, none of the conversion criteria had been met.
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
     Other Letters of Credit
     In addition to the letters of credit obtained by the PCB Subsidiaries pursuant to the Credit Agreement, we maintain several letters of credit: a $2.0 million standby letter of credit expiring December 31, 2011 associated with insured workers compensation program; a $1.0 million standby letter of credit expiring February 29, 2012 related to the lease for one of our production facilities; and various other letters of credits aggregating to approximately $1.7 million related to purchases of machinery and equipment with various expiration dates through July 2011.
Contractual Obligations and Commitments
     The following table provides information on our contractual obligations as of June 27, 2011:

		Less Than			After
Contractual Obligations(1)(2)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
			(In thousands)
Long-term debt obligations	$379,205	$123,369	$255,830	$6	$—
Convertible debt obligations	175,000	—	—	175,000	—
Interest on debt obligations	35,515	13,003	16,824	5,688	—
Interest rate swap liabilities	5,565	3,686	1,879	—	—
Foreign currency forward contract liabilities	15	15	—	—	—
Equipment payables	74,579	69,019	5,560	—	—
Purchase obligations	76,374	38,786	37,588	—	—
Operating lease commitments	4,759	2,102	1,320	453	884

Total contractual obligations	$751,012	$249,980	$319,001	$181,147	$884

(1)	Unrecognized uncertain tax benefits of $0.1 million are not included in the table above as we have not determined when the amount will be paid.

(2)	Estimated environmental liabilities of $0.7 million, not included in the table above, are accrued and recorded as liabilities in our consolidated condensed balance sheet as of June 27, 2011.
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
Recently Issued Accounting Pronouncements
     On January 1, 2011, we adopted a new accounting standard related to revenue recognition in multiple-deliverable revenue arrangements. This standard eliminates the residual method of revenue allocation by requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. Our adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2011, the FASB issued an update to an accounting standard related to comprehensive income, whereby an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Our adoption of this updated standard is not expected to have a material impact.
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
     On April 9, 2010, we entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146.5 million, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350.0 million Term Loan for this period. The notional amount of the interest rate swap decreases to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at June 27, 2011 was $146.5 million. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period.

     To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the quarter or two quarters ended June 27, 2011. At inception, the fair value of the interest rate swap was zero. As of June 27, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $4.0 million and $3.4 million, respectively, in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in our consolidated condensed balance sheet. During the quarter and two quarters ended June 27, 2011, the interest rate swap increased interest expense by $0.7 million. We have designated this interest rate swap as a cash flow hedge.
     We also, through our acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40.0 million, for the period beginning October 8, 2008 and ending on July 30, 2012. The notional amount of the interest rate swap amortizes to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at June 27, 2011 was $34.0 million. Under the terms of the interest rate swap, we will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, we did not designate this interest rate swap as a cash flow hedge. As of June 27, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $0.8 million and $1.2 million, respectively, in other long-term liabilities. The change in fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.
     As of June 27, 2011, approximately 64% of our total debt was based on fixed rates, including notional amounts related to interest rate swaps. Based on our borrowings as of June 27, 2011 an assumed 1% change in variable rates would cause our annual interest cost to change by $2.0 million.
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
     We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risk in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary, which was settled in early June 2011 when the put call option was settled in cash, and certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts at June 27, 2011 was approximately $40.5 million. We have designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation, which was settled in June 2011. In this instance, the hedged item was a recognized liability subject to foreign currency transaction gains and losses and therefore, changes in the hedged item due to foreign currency exchange rates were already recorded in earnings. Therefore, hedge accounting was not applied.

     The table below presents information about certain of the foreign currency forward contracts at June 27, 2011 and December 31, 2010:

	As of June 27, 2011		As of December 31, 2010
		Average Contract		Average Contract
	Notional	Rate or Strike	Notional Rate or	Strike
	Amount	Amount	Amount	Amount
	(In thousands in		(In thousands in
	USD)		USD)
Receive foreign currency/pay USD
Euro	$37,415	1.37	$31,685	1.32
Japanese Yen	3,113	0.01	4,581	0.01

	$40,528		$36,266

Estimated fair value, net asset	$1,001		$942

Debt Instruments
     The table below presents information about certain of our debt instruments (bank borrowings) as of June 27, 2011 and December 31, 2010.

As of June 27, 2011
								Weighted
							Fair Market	Average
	Remaining 2011	2012	2013	2014	Thereafter	Total	Value	Interest Rate
				(In thousands)
Variable Rate:
US$	$55,000	$117,000	$192,500	$—	$—	$364,500	$363,106	2.17%
RMB	—	3,865	10,822	—	—	14,687	14,687	5.76%

Total Variable Rate	55,000	120,865	203,322	—	—	379,187	377,793

Fixed Rate:
US	$2	4	4	4	175,004	175,018	214,183	3.25%

Total Fixed Rate	2	4	4	4	175,004	175,018	214,183

Total	$55,002	$120,869	$203,326	$4	$175,004	$554,205	$591,976

As of December 31, 2010
								Weighted
							Fair Market	Average
	2011	2012	2013	2014	Thereafter	Total	Value	Interest Rate
					(In thousands)
Variable Rate:
US$	$56,500	$117,000	$192,500	$—	$—	$366,000	$356,380	2.23%
RMB	10,619	3,792	—	—	—	14,411	14,411	5.48%

Total Variable Rate	67,119	120,792	192,500	—	—	380,411	370,791

Fixed Rate:
US	$4	5	4	4	175,004	175,021	207,529	3.25%

Total Fixed Rate	4	5	4	4	175,004	175,021	207,529

Total	$67,123	$120,797	$192,504	$4	$175,004	$555,432	$578,320

Interest Rate Swap Contracts
     The table below presents information regarding our interest rate swaps as of June 27, 2011.

	Remaining
	2011	2012	2013	Fair Market Value
Average interest payout rate	2.59%	2.59%	2.50%
Interest payout amount	(2,162)	(3,155)	(676)
Average interest received rate	0.19%	0.19%	0.19%
Interest received amount	151	227	50
Fair value loss at June 27, 2011				(4,820)

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
     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 27, 2011, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to company management, including our CEO and CFO, as appropriate to allow timely discussion regarding disclosure.
Changes in Internal Control over Financial Reporting.
     There have been no changes in our internal control over financial reporting during the quarter ended June 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits

Exhibit
Number	Exhibits
3.1	Registrant’s Certificate of Incorporation, as amended June 3, 2011(1)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2011.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.
/s/ Kenton K. Alder
Kenton K. Alder
Dated: August 8, 2011	President and Chief Executive Officer

/s/ Steven W. Richards
Steven W. Richards
Dated: August 8, 2011	Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Exhibits
3.1	Registrant’s Certificate of Incorporation, as amended June 3, 2011(1)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2011.