Form 10-Q
period 2011-09-26
TTM TECHNOLOGIES INC
filed 2011-11-07
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2011

Commission File Number: 0-31285

TTM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	91-1033443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2630 South Harbor Boulevard, Santa Ana, California 92704

(Address of principal executive offices, zip code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, of registrant outstanding at November 3, 2011: 81,333,553

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	September 26, 2011	December 31, 2010
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$207,666	$216,078
Available for sale securities	4,044	—
Accounts and notes receivable, net of allowance for bad debts of $1,688 in 2011 and $1,827 in 2010	301,194	287,703
Inventories	147,637	135,385
Prepaid expenses and other current assets	28,932	30,125
Deferred income taxes	7,208	7,208

Total current assets	696,681	676,499
Property, plant and equipment, net	755,258	740,630
Deferred income taxes	18,207	23,733
Goodwill	197,562	197,808
Definite-lived intangibles, net	84,702	97,873
Deposits and other non-current assets	25,843	25,409

	$1,778,253	$1,761,952

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt, net of discount	$120,777	$67,123
Accounts payable	170,957	154,600
Accounts payable due to related parties	45,084	50,374
Accrued salaries, wages and benefits	45,700	51,107
Equipment payable	69,288	59,802
Other accrued expenses	34,214	35,194

Total current liabilities	486,020	418,200

Convertible senior notes, net of discount	149,639	145,283
Long-term debt	217,083	312,995
Deferred income taxes	15,849	12,608
Related party financing obligation	—	20,399
Other long-term liabilities	8,242	19,609

Total long-term liabilities	390,813	510,894

Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 100,000 shares authorized, 81,334 and 80,262 shares issued and outstanding in 2011 and 2010, respectively	81	80
Additional paid-in capital	533,639	519,051
Retained earnings	224,512	193,814
Accumulated other comprehensive income	31,772	15,310

Total TTM Technologies, Inc. stockholders’ equity	790,004	728,255
Noncontrolling interest	111,416	104,603

Total equity	901,420	832,858

	$1,778,253	$1,761,952

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended September 26, 2011 and September 27, 2010

(Unaudited)

(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010
Net sales	$358,261	$357,813	$1,067,179	$806,280
Cost of goods sold	287,587	277,478	837,244	641,878

Gross profit	70,674	80,335	229,935	164,402

Operating expenses:
Selling and marketing	8,668	9,055	27,024	24,885
General and administrative	21,342	21,922	68,504	56,308
Amortization of definite-lived intangibles	4,315	3,653	12,794	9,065
Restructuring charges	—	—	—	449
Impairment of long-lived assets	—	—	48,125	766

Total operating expenses	34,325	34,630	156,447	91,473

Operating income	36,349	45,705	73,488	72,929

Other income (expense):
Interest expense	(6,734)	(6,690)	(19,709)	(15,882)
Other, net	1,353	2,569	5,765	2,742

Total other expense, net	(5,381)	(4,121)	(13,944)	(13,140)

Income before income taxes	30,968	41,584	59,544	59,789
Income tax provision	(4,921)	(9,439)	(24,677)	(16,419)

Net income	26,047	32,145	34,867	43,370
Less: Net income attributable to noncontrolling interest	(1,569)	(3,054)	(4,169)	(4,865)

Net income attributable to TTM Technologies, Inc. stockholders	$24,478	$29,091	$30,698	$38,505

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings per share	$0.30	$0.36	$0.38	$0.58

Diluted earnings per share	$0.30	$0.36	$0.37	$0.57

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended September 26, 2011 and September 27, 2010

	Three Quarters Ended
	September 26, 2011	September 27, 2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$34,867	$43,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	49,752	32,113
Amortization of definite-lived intangible assets	12,881	9,152
Amortization of convertible notes discount, debt discount and debt issuance costs	5,637	4,947
Non-cash interest imputed on other long-term liabilities and related party financing obligation	650	698
Income tax benefit from restricted stock units released and common stock options exercised	(1,958)	(436)
Deferred income taxes	10,758	6,796
Stock-based compensation	5,932	4,660
Impairment of long-lived assets	48,125	766
Realized gain on early payment of related party financing obligation	(1,659)	—
Realized gain on sale of securities	(46)	—
Net loss on sale of property, plant and equipment and other	283	291
Net unrealized loss on derivative assets and liabilities	821	300
Net realized foreign currency exchange loss	1,459	263
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	(12,772)	(78,001)
Inventories	(11,993)	(6,962)
Prepaid expenses and other current assets	(5,672)	(9,199)
Accounts payable	11,115	4,051
Accrued salaries, wages and benefits and other accrued expenses	(732)	23,763

Net cash provided by operating activities	147,448	36,572

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(99,284)	(25,178)
Proceeds from sale of property, plant and equipment and assets held for sale	389	4,351
Acquisition, net of cash acquired	—	(28,529)
Restricted cash used for acquisition	—	120,000
Proceeds from the sale / redemption of short-term investments	110	1,351

Net cash (used in) provided by investing activities	(98,785)	71,995

Cash flows from financing activities:
Repayment of long-term borrowings	(67,122)	—
Proceeds from long-term borrowings	24,438	387,980
Repayment of assumed long-term debt in acquisition	—	(387,980)
Net repayment of revolving loan	—	(37,987)
Settlement of related party financing obligation	(20,528)	—
Proceeds from exercise of stock options	6,264	197
Excess tax benefits from stock awards exercised or released	1,958	436

Net cash used in financing activities	(54,990)	(37,354)

Effect of foreign currency exchange rates on cash and cash equivalents	(2,085)	(1,330)

Net (decrease) increase in cash and cash equivalents	(8,412)	69,883
Cash and cash equivalents at beginning of period	216,078	94,347

Cash and cash equivalents at end of period	$207,666	$164,230

Supplemental disclosures of noncash investing and financing activities:

The Company issued common stock and replacement awards with a fair value of $294,382 in connection with the PCB Subsidiaries acquisition. See Note 2.

At September 26, 2011 and September 27, 2010 accrued purchases of equipment totaled $74,064 and $70,799, respectively.

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. The Company provides advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. The Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and mobile media devices (cellular phones and smart phones). The Company also serves high-end computing, commercial aerospace/defense, and industrial/medical industries. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the last Monday in March and the fourth quarter always ending on December 31. The third quarters ended September 26, 2011 and September 27, 2010 each contained 91 days. The three quarters ended September 26, 2011 and September 27, 2010 contained 269 and 270 days, respectively.

(2) Acquisition of PCB Subsidiaries

On the evening of April 8, 2010 (in the morning of April 9, 2010, Hong Kong time), the Company acquired from Meadville Holdings Limited (Meadville), an exempted company incorporated under the laws of the Cayman Islands, and from MTG Investment (BVI) Limited (MTG), a company incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of Meadville, all of the issued and outstanding capital stock of four wholly owned subsidiaries of MTG. These four companies, through their respective subsidiaries, engage in the business of manufacturing and distributing printed circuit boards, including circuit design, quick-turn-around services, and drilling and routing services. Subsequent to the acquisition, these four companies and their subsidiaries (together, the PCB Subsidiaries) are subsidiaries of the Company and represent the Asia Pacific operating segment of the Company.

The Company purchased the PCB Subsidiaries for a total consideration of $114,034 in cash and 36,334 shares of TTM common stock. After taking into account the 36,334 shares of TTM common stock issued in the acquisition and based on the number of shares outstanding on April 8, 2010, the date the Company acquired the PCB Subsidiaries, approximately 45% of TTM common stock outstanding was held by Meadville, its shareholders, or their transferees.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Bank fees and legal and accounting costs associated with the acquisition of the PCB Subsidiaries of $428 and $9,212 for the quarter and three quarters ended September 27, 2010, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed statement of operations in accordance with ASC Topic 805, Business Combinations. There were no bank fees or legal and accounting costs associated with the acquisition of the PCB Subsidiaries for the quarter or three quarters ended September 26, 2011.

Unaudited pro forma operating results for the Company, assuming the acquisition of the PCB Subsidiaries occurred on January 1, 2010 are as follows:

For the Three Quarters Ended September 27, 2010
(In thousands, except per share data)
Net sales	$989,124

Net income	$45,046

Basic earnings per share	$0.56

Dilutive earnings per share	$0.56

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the PCB Subsidiaries acquisition occurred as of January 1, 2010, or the results that may be achieved in future periods.

(3) Long-lived Assets

Property, plant and equipment, net as of September 26, 2011 and December 31, 2010 consist of the following:

	September 26, 2011	December 31, 2010
	(In thousands)
Property, plant and equipment, net:
Land and land use rights	$37,240	$36,444
Buildings and improvements	213,551	204,850
Machinery and equipment	575,176	477,886
Construction-in-progress	104,021	149,123
Furniture and fixtures and other	9,596	7,892

	939,584	876,195
Less: Accumulated depreciation	(184,326)	(135,565)

	$755,258	$740,630

During the three quarters ended September 26, 2011, the Company recorded an impairment charge in the amount of $48,125 to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge is comprised of $39,850 related to manufacturing equipment held for use at a plant acquired by Meadville in 2007 which the Company had previously reduced the carrying value for some of these assets during its purchase price allocation completed in 2010 related to the acquisition of the PCB Subsidiaries. Weaker than expected operating performance at this manufacturing plant in the first six months of 2011, resulting from a downturn in the profitability of the products produced and a reduction in expected future demand for the specific products produced resulted in an asset impairment during the second quarter of 2011. Based on the undiscounted cash flows for this plant, an impairment of the manufacturing assets was indicated. The Company’s asset grouping for the impairment test was the manufacturing plant as the manufacturing equipment at this plant is specific to the products produced with separately identifiable cash flows. In addition, the manufacturing equipment at this plant cannot be used at the Company’s other manufacturing sites. The fair value of these manufacturing assets was determined using a discounted cash flow model over their remaining useful life with the impairment being the difference between the carrying value and fair value of the asset group. The impairment charge is also comprised of $8,275 related to manufacturing equipment that, due to the change in market conditions noted above, has become or is expected to become technologically obsolete. Accordingly, during the three quarters ended September 26, 2011, the Company revised its classification of these assets to held for sale or disposal. The fair value of these assets was determined using third party quotes or other estimates of salvage value, and the assets’ carrying value was written down to salvage value. The new carrying value of the assets held for sale or disposal is approximately $1,003, which is included in machinery and equipment in property, plant and equipment, net in the accompanying consolidated condensed balance sheet.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Additionally, during the three quarters ended September 27, 2010, the Company reduced the carrying value of the Dallas, Oregon facility, which was classified as an asset held for sale, to record the estimated fair value less costs to sell, resulting in an impairment of $766, due to a depressed real estate market in the surrounding Dallas, Oregon region. The Company sold the Dallas, Oregon facility in July 2010.

(4) Accounts and Notes Receivable Factoring and Sales Arrangements

In the normal course of business, the Company’s foreign subsidiaries utilize accounts receivable factoring arrangements. Under these arrangements, the Company may sell certain of its accounts receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the accounts receivable. In all arrangements there is no recourse against the Company for its customers’ failure to pay. The Company sold $17,894 and $12,782 of accounts receivable for the quarters ended September 26, 2011 and September 27, 2010, respectively, and $52,324 and $28,843 for the three quarters ended September 26, 2011 and September 27, 2010, respectively.

Additionally, the Company’s foreign subsidiaries may also sell certain of their notes receivable at a discount ranging from 2% to 3% of the notes receivable. The Company sold $7,345 and $30,201 of notes receivable for the quarters ended September 26, 2011 and September 27, 2010, respectively, and $48,295 and $59,254 for the three quarters ended September 26, 2011 and September 27, 2010, respectively.

(5) Inventories

Inventories as of September 26, 2011 and December 31, 2010 consist of the following:

	September 26, 2011	December 31, 2010
	(In thousands)
Inventories:
Raw materials	$46,147	$50,465
Work-in-process	56,742	47,178
Finished goods	44,748	37,742

	$147,637	$135,385

(6) Goodwill and Definite-lived Intangibles

As of September 26, 2011 and December 31, 2010, goodwill by operating segment and the components of definite-lived intangibles were as follows:

Goodwill

	North America	Asia Pacific	Total
	(In thousands)
Balance as of December 31, 2010
Goodwill	$131,650	$183,176	$314,826
Accumulated impairment losses	(117,018)	—	(117,018)

	14,632	183,176	197,808

Foreign currency translation adjustment during the three quarters ended September 26, 2011	463	(709)	(246)

Balance as of September 26, 2011
Goodwill	132,113	182,467	314,580
Accumulated impairment losses	(117,018)	—	(117,018)

	$15,095	$182,467	$197,562

The December 31, 2010 goodwill balance includes foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Definite-lived Intangibles

	Gross Amount	Accumulated Amortization	Foreign Currency Rate Change	Net Carrying Amount	Weighted Average Amortization Period
		(In thousands)			(years)
September 26, 2011:
Strategic customer relationships	$120,427	$(43,404)	$(27)	$76,996	9.2
Trade name	10,302	(2,634)	(38)	7,630	6.0
Licensing agreements	350	(274)	—	76	3.0

	$131,079	$(46,312)	$(65)	$84,702

All of the definite-lived intangibles are amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $4,344 and $3,682 for the quarters ended September 26, 2011 and September 27, 2010, respectively, and $12,881 and $9,152 for the three quarters ended September 26, 2011 and September 27, 2010, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2011	$4,583
2012	16,521
2013	15,526
2014	13,949
2015	12,474

$63,053

(7) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of September 26, 2011 and December 31, 2010.

	Average Effective Interest Rate as of September 26, 2011	September 26, 2011	Average Effective Interest Rate as of December 31, 2010	December 31, 2010
		(In thousands)		(In thousands)
Bank loans, due various dates through August 2013	4.53%	$40,482	3.39%	$30,412
Term loan due November 2013	2.24%	297,500	2.26%	350,000
Other	6.00%	17	6.00%	20

		337,999		380,432
Less: Unamortized discount		(139)		(314)

		337,860		380,118
Less: Current maturities		(120,777)		(67,123)

Long-term debt, less current maturities		$217,083		$312,995

The maturities of long-term debt through 2013 and thereafter are as follows:

(In thousands)
2012	$120,916
2013	217,074
Thereafter	9

$337,999

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for the Company’s mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or People’s Bank of China rates. These bank loans expire at various dates through August 2013.

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

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings under the Term Loan will bear interest at a rate of LIBOR plus 2.0%, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. There is no provision, other than an event of default, for these interest margins to increase. At September 26, 2011, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.24%.

The Company is required to make scheduled payments of the outstanding Term Loan balance beginning in 2011. All and any other outstanding balances under the Credit Agreement are due at the maturity date of November 16, 2013. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. In July 2011, the Company entered into an amendment to the Credit Agreement that amended certain of the Credit Agreement financial covenants related to the consolidated current assets and consolidated current liabilities of the Company’s PCB Subsidiaries. At September 26, 2011, the Company was in compliance with the covenants.

The Company is also required to pay a commitment fee of 0.20% per annum on the unused portion of any loan or facility under the Credit Agreement. For the quarter and three quarters ended September 26, 2011, the Company incurred $75 and $228, respectively, in commitment fees related to unused borrowing availability under the Credit Agreement. As of September 26, 2011, all of the remaining Term Loan was outstanding, none of the Revolving Loan or Factoring Facility was outstanding, and $60,332 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $87,500 and $65,000, respectively, at September 26, 2011.

On April 9, 2010, the Company entered into an interest rate swap arrangement with an initial notional amount of $146,500 for the period beginning April 18, 2011 and ending on April 16, 2013 (see Note 11).

Other Letters of Credit

In addition to the letters of credit obtained by the PCB Subsidiaries pursuant to the Credit Agreement, the Company maintains several unused letters of credit: a $1,994 standby letter of credit expiring December 31, 2011 associated with its insured workers compensation program; a $1,000 standby letter of credit expiring February 29, 2012 related to the lease of one of its production facilities; and various other letters of credit aggregating to approximately $3,102 related to purchases of machinery and equipment with various expiration dates through June 2012.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At September 26, 2011 and December 31, 2010, the following summarizes the liability and equity components of the Convertible Notes:

	September 26, 2011	December 31, 2010
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(25,361)	(29,717)

Convertible Notes, net of discount	$149,639	$145,283

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At September 26, 2011 and December 31, 2010, remaining unamortized debt issuance costs included in other non-current assets were $2,558 and $2,998, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At September 26, 2011, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 3.6 years.

The components of interest expense resulting from the Convertible Notes for the quarter and three quarters ended September 26, 2011 and September 27, 2010 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010
	(In thousands)
Contractual coupon interest	$1,422	$1,422	$4,266	$4,266
Amortization of Convertible Notes debt discount	1,482	1,364	4,356	4,008
Amortization of debt issuance costs	150	137	440	404

	$3,054	$2,923	$9,062	$8,678

For the quarter and three quarters ended September 26, 2011 and September 27, 2010, the amortization of the Convertible Notes debt discount and debt issuance costs is based on an effective interest rate of 8.37%.

Conversion

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of September 26, 2011, none of the conversion criteria had been met.

On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of September 26, 2011, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

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

(9) Comprehensive Income

The following table summarizes the components of comprehensive income for the quarter and three quarters ended September 26, 2011 and September 27, 2010:

	Quarter Ended		Three Quarters Ended
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010
	(In thousands)
Net income	$26,047	$32,145	$34,867	$43,370
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense of $183 and $202 for the quarters ended September 26, 2011 and September 27, 2010, respectively, and net of tax expense of $421 and $271 for the three quarters ended September 26, 2011 and September 27, 2010, respectively.	6,855	7,384	17,823	9,772
Net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss) on available for sale securities for the quarter and three quarters ended September 26, 2011.	(214)	—	1,433	—
Less: gains realized in net earnings net of tax expense of $0 for the quarter and three quarters ended September 26, 2011	(28)	—	(28)	—

Net	(242)	—	1,405	—

Unrealized loss on effective cash flow hedges:
Net unrealized losses on effective cash flow hedges, net of tax expense of $81 and $228 for the quarters ended September 26, 2011 and September 27, 2010, respectively, and net of tax expense (benefit) of $(13) and $608 for the three quarters ended September 26, 2011 and September 27, 2010, respectively.	(769)	(1,101)	(215)	(3,025)
Less: losses realized in net earnings net of tax expense of $0 for the quarter and three quarters ended September 26, 2011	(19)	—	94	—

Net	(788)	(1,101)	(121)	(3,025)

Total other comprehensive income, net of tax	5,825	6,283	19,107	6,747

Comprehensive income	31,872	38,428	53,974	50,117
Comprehensive income attributable to noncontrolling interests	(2,624)	(4,048)	(6,813)	(6,300)

Comprehensive income attributable to TTM Technologies, Inc. stockholders	$29,248	$34,380	$47,161	$43,817

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The following provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the three quarters ended September 26, 2011:

September 26, 2011
(in thousands)
Beginning balance as of December 31, 2010, net of tax	$(3,121)
Changes in fair value gain, net of tax	(215)
Reclassification of losses to earnings, net of tax	94

Ending balance as of September 26, 2011, net of tax	$(3,242)

The amounts recorded in accumulated other comprehensive income for the cash flow hedge related to the interest rate swap are reclassified into interest expense during the operative period of the swap, beginning April 18, 2011 and ending on April 16, 2013, and in the same period in which the related interest on the floating-rate debt obligation affects earnings. The Company expects that approximately $2,048 will be reclassified into the statement of operations, net of tax, in the next 12 months.

(10) Income Taxes

The Company’s effective tax rate was 15.9% and 22.7% for the quarters ended September 26, 2011 and September 27, 2010, respectively, primarily due to lower pre-tax income and the use of research and development credits. The Company’s effective tax rate was 41.4% and 27.5% for the three quarters ended September 26, 2011 and September 27, 2010, respectively, primarily due to the impact of an impairment charge, for which a tax benefit was not recorded, partially offset by an increase in total earnings generated in lower-tax jurisdictions and research and development credits. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions in China and research and development credits. Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

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

The notional amount of the interest rate swap decreases to zero over its term, consistent with the Company’s risk management objectives. The notional value underlying the hedge at September 26, 2011 was $135,000. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period. The Company has designated this interest rate swap as a cash flow hedge.

At inception, the fair value of the interest rate swap was zero. As of September 26, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $3,505 and $3,421, respectively, in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in the Company’s consolidated condensed balance sheet. No ineffectiveness was recognized for the quarter or three quarters ended September 26, 2011. During the quarter and three quarters ended September 26, 2011, the interest rate swap increased interest expense by $800 and $1,464, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Additionally, the Company, through its acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40,000, for the period beginning October 8, 2008 and ending on July 30, 2012. This interest rate swap applied to the PCB Subsidiaries’ pre-acquisition, long-term borrowings, which were paid-off on the acquisition date. The notional amount of the interest rate swap decreases to zero over its term. The notional value at September 26, 2011 was $26,000. Under the terms of the interest rate swap arrangement, the Company will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, the Company did not designate this interest rate swap as a cash flow hedge. As of September 26, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $594 in other accrued liabilities and $1,206 in other long-term liabilities, respectively. The change in the fair value of this interest rate swap is recorded as Other, net in the consolidated condensed statement of operations.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary in 2013, which was settled in June 2011 when the put call option was settled in cash (see Note 20), and certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at September 26, 2011 and December 31, 2010 was approximately $38,038 and $36,266, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation, which was recently settled in June 2011. In this instance, the hedged item was a recognized liability subject to foreign currency transaction gains and losses and, therefore, changes in the hedged item due to foreign currency exchange rates were recorded in earnings. Therefore, hedge accounting was not applied.

The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	September 26, 2011	December 31, 2010
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Deposits and other non-current assets	$—	$9
Foreign exchange contracts	Other accrued expenses	—	(1)
Foreign exchange contracts	Other long-term liabilities	(408)	(272)
Interest rate swap	Other long-term liabilities	(3,505)	(3,421)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	158	482
Foreign exchange contracts	Deposits and other non-current assets	—	728
Foreign exchange contracts	Other accrued expenses	(248)	(4)
Foreign exchange contracts	Other long-term liabilities	(53)	—
Interest rate swap	Other accrued expenses	(594)	—
Interest rate swap	Other long-term liabilities	—	(1,206)

		$(4,650)	$(3,685)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The following tables provide information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Quarter Ended
		September 26, 2011			September 27, 2010
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$489	$(800)	$—	$(1,403)	$—	$—
Foreign currency forward	Other, net	(1,177)	—	—	74	—	—

		$(688)	$(800)	$—	$(1,329)	$—	$—

		For the Three Quarters Ended
		September 26, 2011			September 27, 2010
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(84)	$(1,464)	$—	$(3,684)	$—	$—
Foreign currency forward	Other, net	(144)	—	—	51	—	—

		$(228)	$(1,464)	$—	$(3,633)	$—	$—

The gain (loss) recognized in other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010
	(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	$234	$94	$612	$145
Foreign exchange contracts	(355)	2,030	427	400

	$(121)	$2,124	$1,039	$545

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at September 26, 2011 and December 31, 2010 were as follows:

	September 26, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$4,044	$4,044	$—	$—
Derivative assets, current	158	158	482	482
Derivative liabilities, current	842	842	5	5
Derivative assets, non-current	—	—	737	737
Derivative liabilities, non-current	3,966	3,966	4,899	4,899
Long-term equity investment	—	—	2,714	2,280
Related party financing obligation	—	—	20,399	20,791
Long-term debt	337,860	336,835	380,118	370,812
Convertible senior notes	149,639	177,888	145,283	207,508

The fair value of available for sale securities was determined using quoted market prices for the securities on an active exchange.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate. The values were adjusted to reflect nonperformance risk of the counterparty and the Company, as necessary.

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

The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at September 26, 2011 and December 31, 2010.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange.

At September 26, 2011 and December 31, 2010, the Company’s financial instruments included cash and cash equivalents, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

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

For the quarter and three quarters ended September 26, 2011, one customer accounted for approximately 11% of the Company’s net sales. For the quarter and three quarters ended September 27, 2010, no one customer accounted for 10% or greater of the Company’s net sales. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operation.

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

As of September 26, 2011 and December 31, 2010, the Company’s 10 largest customers in the aggregate accounted for 49% and 53%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

At September 26, 2011 and December 31, 2010, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	September 26,	Fair Value Measurements Using:
	2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$71,706	$71,706	—	—
Available for sale securities	4,044	4,044	—	—
Foreign exchange derivative assets	158	—	$158	—
Interest rate swap derivative liabilities	4,099	—	4,099	—
Foreign exchange derivative liabilities	709	—	709	—

	December 31,	Fair Value Measurements Using:
	2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$66,742	$66,742	—	—
Foreign exchange derivative assets	1,219	—	$1,219	—
Interest rate swap derivative liabilities	4,627	—	4,627	—
Foreign exchange derivative liabilities	277	—	277	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter or three quarters ended September 26, 2011.

The following is a summary of activity for fair value measurements using Level 3 inputs for the three quarters ended September 27, 2010:

For the Three Quarters Ended September 27, 2010
Fair Value Measurement using Significant Unobservable Inputs (Level 3)	(In thousands)
Beginning balance	$1,351
Transfers to level 3	—
Settlement	(1,351)
Changes in fair value included in earnings	—

Ending balance	$—

There was no activity for fair value measurement using Level 3 inputs for the quarter or three quarters ended September 26, 2011 or the quarter ended September 27, 2010.

The changes in fair value included in earnings for the three quarters ended September 27, 2010 have been included in other, net in the consolidated condensed statement of operations.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

For the three quarters ended September 26, 2011 and September 27, 2010, the following non-financial instruments were measured at fair value on a nonrecurring basis using the type of inputs shown:

	Fair Value Measurements Using:
	September 26, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Three Quarters Ended September 26, 2011
	(In thousands)
Long–lived assets	$19,331	—	$19,331	—	$48,125

	Fair Value Measurements Using:
	September 27, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Three Quarters Ended September 27, 2010
	(In thousands)
Asset held for sale	$—	—	—	—	$766

The fair values of long-lived assets held and used and the asset held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at September 26, 2011 and December 31, 2010. However, these amounts are not material to the consolidated condensed financial statements.

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

The Company is involved in various stages of investigation and cleanup of three sites in Connecticut and one in California related to environmental remediation matters. The ultimate cost of site cleanup for the three Connecticut sites and one California site is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site was investigated under Connecticut’s Land Transfer Act and no contamination above applicable standards was found. The Company concluded that it was probable that it would incur remediation and monitoring costs for these sites of approximately $644 and $558 as of September 26, 2011 and December 31, 2010, respectively, the liability for which is included in other long-term liabilities. The Company estimates that it will incur the remediation costs over the next 12 to 84 months. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and three quarters ended September 26, 2011 and September 27, 2010:

	Quarter Ended		Three Quarters Ended
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010
	(In thousands, except per share amounts)
Net income attributable to TTM Technologies, Inc. stockholders	$24,478	$29,091	$30,698	$38,505

Weighted average shares outstanding	81,332	80,059	81,119	66,730
Dilutive effect of performance-based stock units, restricted stock units and stock options	602	462	810	521

Diluted shares	81,934	80,521	81,929	67,251

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.30	$0.36	$0.38	$0.58

Diluted	$0.30	$0.36	$0.37	$0.57

Performance-based stock units, restricted stock units and stock options to purchase 1,024 and 1,853 shares of common stock for the quarters ended September 26, 2011 and September 27, 2010, respectively, and 696 and 1,960 shares of common stock for the three quarters ended September 26, 2011 and September 27, 2010, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

Additionally, for the quarter and three quarters ended September 26, 2011 and September 27, 2010, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the period, and therefore, the effect would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010
	(In thousands)
Cost of goods sold	$219	$309	$689	$964
Selling and marketing	100	105	311	321
General and administrative	1,735	1,241	4,932	3,375

Stock-based compensation expense recognized	2,054	1,655	5,932	4,660
Income tax benefit recognized	(519)	(557)	(1,637)	(1,447)

Total stock-based compensation expense after income taxes	$1,535	$1,098	$4,295	$3,213

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter and three quarters ended September 26, 2011, management determined that vesting of the PRU awards was probable. PRU activity for the three quarters ended September 26, 2011 was as follows:

Shares
(In thousands)
Outstanding target shares at December 31, 2010	55
Granted:
Second tranche of 2010 grant	45
First tranche of 2011 grant	63
Change in units due to annual performance and market condition achievement	(1)

Outstanding target shares at September 26, 2011	162

The fair value for PRUs granted is calculated using the Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarters and three quarters ended September 26, 2011 and September 27, 2010, the following assumptions were used in determining the fair value:

	September 26, 2011(1)	September 27, 2010(2)
Weighted-average fair value	$22.74	$10.11
Risk-free interest rate	1.0%	1.3%
Dividend yield	—	—
Expected volatility	59%	65%
Expected term in months	28	33

(1)	Reflects the weighted-averages for the second year of the three-year performance period applicable to PRUs granted in 2010 and for the first year of the three-year performance period applicable to PRUs granted in 2011.
(2)	Reflects the first year of the three-year performance period applicable to PRUs granted in 2010.

Restricted Stock Units

The Company granted 66 restricted stock units during the quarter ended September 27, 2010 and 574 and 442 restricted stock units during the three quarters ended September 26, 2011 and September 27, 2010, respectively. The Company did not grant any restricted stock units during the quarter ended September 26, 2011. The units granted have a weighted-average fair value per unit of $9.46 for the quarter ended September 27, 2010, and $17.73 and $9.19 for the three quarters ended September 26, 2011 and September 27, 2010, respectively. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company granted 60 stock option awards during the quarter and three quarters ended September 27, 2010, which were estimated to have a weighted-average fair value per unit of $6.74. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the quarter and three quarters ended September 27, 2010, the following assumptions were used in determining the fair value:

For the Quarter and Three Quarters Ended September 27, 2010
Risk-free interest rate	2.7%
Dividend yield	—
Expected volatility	69%
Expected term in months	96

The Company did not grant any stock option awards during the quarter or three quarters ended September 26, 2011.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Foreign Employee Share Awards

Prior to the acquisition of the PCB Subsidiaries by the Company, there existed an employee share award scheme originally set up by the controlling shareholder of the PCB Subsidiaries to incentivize and reward the PCB Subsidiaries’ employees. In 2008, administration of this scheme was transferred to a small group of employees in order to carry on the objectives of the program. After the close of the acquisition, the unvested Meadville Holdings shares remaining for vesting and/or granting purposes under that scheme were exchanged for the right to earn fractional shares of TTM common stock plus cash equal to the dividend distributed by Meadville Holdings to the holders of Meadville Holdings shares after the acquisition. These remaining grants vest over five tranches. Two tranches vested in the first quarter of 2011 and the remaining three tranches will vest annually thereafter, through 2014. As per ASC Topic 805, Business Combinations, the fair value of the common stock plus cash consideration to be received by the employee, after adjustment for estimated forfeitures, that is attributed to pre-combination service is recognized as purchase consideration. The fair value, after adjustment for estimated forfeitures, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At September 26, 2011 and December 31, 2010, there were approximately 50 and 193 shares in the employee share award grants, respectively.

The following is a summary of total unrecognized compensation costs as of September 26, 2011:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
PRU awards	$2,088	1.8
RSU awards	10,830	1.5
Stock option awards	558	1.6
Foreign employee share awards	326	1.3

	$13,802

17) Distribution of profits

As stipulated by the relevant laws and regulations of the People’s Republic of China (PRC) applicable to the Company’s subsidiaries in the PRC, each of such subsidiaries is required to make appropriations from its net income as determined in accordance with accounting principles and the relevant financial regulations of the PRC (PRC GAAP) to a non-distributable reserve, also referred to as statutory surplus reserve. The appropriations to the statutory surplus reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP and required until the balance reaches 50% of its registered capital. The statutory surplus reserve is used to offset future or past losses. These PRC subsidiaries may, upon a resolution passed by the shareholders, convert the statutory surplus reserve into its capital.

There were appropriations of approximately $3,295 to the statutory surplus reserve of these PRC subsidiaries for the three quarters ended September 26, 2011. There were no appropriations to such reserve for the quarter ended September 26, 2011 nor for the quarter or three quarters ended September 27, 2010.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company evaluates segment performance based on operating segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter-segment transactions have been eliminated.

	Quarter Ended		Three Quarters Ended
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010
	(In thousands)
Net Sales:
North America	$137,355	$148,263	$421,850	$425,407
Asia Pacific	222,284	211,463	650,952	384,536

Total sales	359,639	359,726	1,072,802	809,943
Inter-segment sales	(1,378)	(1,913)	(5,623)	(3,663)

Total net sales	$358,261	$357,813	$1,067,179	$806,280

Operating Segment Income:
North America	$12,809	$17,147	$43,366	$34,012
Asia Pacific	27,855	32,211	42,916	47,982

Total operating segment income	40,664	49,358	86,282	81,994
Amortization of definite-lived intangibles	(4,315)	(3,653)	(12,794)	(9,065)

Total operating income	36,349	45,705	73,488	72,929
Total other expense	(5,381)	(4,121)	(13,944)	(13,140)

Income before income taxes	$30,968	$41,584	$59,544	$59,789

During the three quarters ended September 26, 2011, the Company recorded a charge of $48,125 for its Asia Pacific operating segment for the impairment of long-lived assets. (Note 3)

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and in conjunction with the Company’s revenue recognition policy. The inter-segment sales for the quarter and three quarters ended September 26, 2011 and September 27, 2010 are sales from the Asia Pacific operating segment to the North America operating segment.

(19) Related Party Transactions

Supply and Lease Arrangements

The Company’s foreign subsidiaries enter into long-term supply arrangements to purchase laminate and prepreg from a related party in which a significant shareholder of the Company holds an approximate 16% shareholding. These supply arrangements expire on December 31, 2012. The Company’s foreign subsidiaries also purchased laminate and prepreg from the laminate companies of the said significant shareholder of the Company. The Company purchased laminate and prepreg from these related parties in the amounts of $29,375 and $33,329 for the quarters ended September 26, 2011 and September 27, 2010, respectively, and $86,428 and $60,190 for the three quarters ended September 26, 2011 and September 27, 2010, respectively.

Additionally, a foreign subsidiary of the Company also leases warehouse space from a related party controlled by a significant shareholder of the Company. Likewise, a related party leases employee housing space from a foreign subsidiary of the Company. The net income for these activities was $63 and $74 for the quarters ended September 26, 2011 and September 27, 2010, respectively, and $200 and $154 for the three quarters ended September 26, 2011 and September 27, 2010, respectively.

At September 26, 2011 and December 31, 2010, the Company’s consolidated condensed balance sheet included $45,084 and $50,374, respectively, in accounts payable due to and $135 and $86, respectively, in accounts receivable due from a related party for the supply and lease arrangements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Exchange of Investments

On June 8, 2011, the Company exchanged its 10% interest in Oulu for approximately 12,300 shares of Aspocomp, (representing approximately 19.7% of Aspocomp’s outstanding share capital) having a fair value of $5,205. The Company has concluded that Aspocomp and Oulu are substantially similar entities as Aspocomp is a holding company and its primary operating subsidiary is Oulu. As such, the unrealized gain on the exchange of the investments has been recorded in other comprehensive income, and no realized gains or losses will be recognized until the Aspocomp shares are sold, unless an other than temporary decline in fair value occurs in the future. These securities are classified as available for sale securities, and at September 26, 2011 have a fair value of $4,044. The Company has determined this investment to be classified as available for sale as it has a readily determinable fair value and is not being held for trading purposes. Unrealized holding gains and losses on available for sale securities are recorded as a component of accumulated other comprehensive income in the consolidated condensed balance sheet.

Gain on Early Settlement of Related Party Financing Obligation

The related party financing obligation represented the value of the Company’s obligation under a put and call option agreement which granted Aspocomp the right to sell its 20% equity interest in Meadville Aspocomp (BVI) Holdings Ltd. to one of the PCB Subsidiaries. The PCB Subsidiary also had the right to purchase that 20% equity interest held by Aspocomp in Meadville Aspocomp (BVI) Holdings Ltd.

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

OVERVIEW

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We provide our customers advanced technology products and offer a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. We serve a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and mobile media devices (cellular phones and smart phones). We also serve high-end computing, commercial aerospace/defense, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

In April 2010, we acquired from Meadville all of the issued and outstanding capital stock of four of its subsidiaries. These four companies and their respective subsidiaries, collectively referred to as the PCB Subsidiaries, comprised Meadville’s PCB manufacturing and distributing business. See Note 2 in our consolidated condensed financial statements.

While our customers include both OEM and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. We measure customers as those companies that have placed orders of $2,000 or more in the preceding 12-month period. As of September 26, 2011, we had approximately 1,240 customers, and as of September 27, 2010, we had approximately 1,137 customers. Sales to our 10 largest customers accounted for 49% and 42% of our net sales in the quarter ended September 26, 2011 and September 27, 2010, respectively. Sales to our 10 largest customers accounted for 47% of our net sales for the three quarters ended September 26, 2011 and 41% of our net sales for the three quarters ended September 27, 2010. We sell to OEMs both directly and indirectly through EMS companies.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended		Three Quarters Ended
End Markets(1)	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010
Aerospace/Defense	16%	17%	16%	22%
Cellular Phone	10	11	10	9
Computing/Storage/Peripherals	21	21	24	21
Medical/Industrial/Instrumentation/Other	7	9	7	9
Networking/Communications	38	36	37	34
Other	8	6	6	5

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

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

We also assess other long-lived assets, specifically property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the three quarters ended September 26, 2011, we completed our assessment of long-lived assets and determined that the carrying value of certain long-lived assets at production facilities within our Asia Pacific operating segment exceeded their fair value. As a result, we recorded an impairment of long-lived assets for $48.1 million to adjust such assets to their fair value as of September 26, 2011.

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

Derivative financial instruments are recognized as either assets or liabilities on the consolidated condensed balance sheet with measurement at fair value. Fair value of the derivative instruments is determined using pricing models developed based on the underlying swap interest rate, foreign currency exchange rates, and other observable market data as appropriate. The values are also adjusted to reflect nonperformance risk of the counterparty and the Company, as necessary. For derivatives that are designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flow being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period.

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

RESULTS OF OPERATIONS

There were 91 days in each of the third quarters ended September 26, 2011 and September 27, 2010 and 269 and 270 days in the three quarters ended September 26, 2011 and September 27, 2010, respectively. Included in the consolidated condensed statement of operations for three quarters ended September 27, 2010 are 172 days of Asia Pacific’s results of operations for the period from April 9, 2010 through September 27, 2010. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.

The following table sets forth the relationship of various items to net sales in our consolidated condensed statement of operations:

	Quarter Ended		Three Quarters Ended
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.3	77.5	78.5	79.6

Gross profit	19.7	22.5	21.5	20.4

Operating expenses:
Selling and marketing	2.4	2.5	2.5	3.1
General and administrative	6.0	6.1	6.4	7.0
Amortization of definite-lived intangibles	1.2	1.1	1.2	1.1
Restructuring charges	—	—	—	0.1
Impairment of long-lived assets	—	—	4.5	0.1

Total operating expenses	9.6	9.7	14.6	11.4

Operating income	10.1	12.8	6.9	9.0
Other income (expense):
Interest expense	(1.9)	(1.9)	(1.8)	(2.0)
Other, net	0.4	0.7	0.5	0.4

Total other expense, net	(1.5)	(1.2)	(1.3)	(1.6)

Income before income taxes	8.6	11.6	5.6	7.4
Income tax provision	1.4	2.6	2.3	2.0

Net income	7.2	9.0	3.3	5.4
Less: Net income attributable to noncontrolling interest	(0.4)	(0.9)	(0.4)	(0.6)

Net income attributable to TTM Technologies, Inc. stockholders	6.8%	8.1%	2.9%	4.8%

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

The following table compares net sales by reportable segment for the quarters and three quarters ended September 26, 2011 and September 27, 2010:

	Quarter Ended		Three Quarters Ended
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010
	(In thousands)
Net Sales:
North America	$137,355	$148,263	$421,850	$425,407
Asia Pacific	222,284	211,463	650,952	384,536

Total sales	359,639	359,726	1,072,802	809,943
Inter-segment sales	(1,378)	(1,913)	(5,623)	(3,663)

Total net sales	$358,261	$357,813	$1,067,179	$806,280

Net Sales

Total net sales increased $0.5 million from $357.8 million for the quarter ended September 27, 2010 to $358.3 million for the quarter ended September 26, 2011. Sales related to the North America segment decreased $10.9 million, or 7.3%, from $148.3 million for the quarter ended September 27, 2010 to $137.4 million for the quarter ended September 26, 2011. This decrease was primarily due to lower demand, partially offset by higher average PCB prices. Sales related to the Asia Pacific segment, excluding inter-segment sales, increased $11.3 million, or 5.4%, from $209.6 million for the quarter ended September 27, 2010 to $220.9 million for the quarter ended September 26, 2011. This increase was primarily due to higher average PCB prices and a product mix shift toward networking equipment and mobile media devices, partially offset by push outs of orders by customers in the second quarter of 2011 due to weaker economic conditions.

Total net sales increased by $260.9 million, or 32.4%, from $806.3 million for the three quarters ended September 27, 2010 to $1,067.2 million for the three quarters ended September 26, 2011. Sales related to the North America segment decreased by $3.5 million, or 0.8%, from $425.4 million for the three quarters ended September 27, 2010 to $421.9 million for the three quarters ended September 26, 2011. This decrease was primarily due to reduced production volume and the closure of our Hayward, California backplane assembly facility, partially offset by higher average PCB prices. Sales for the Asia Pacific segment, excluding inter-segment sales, increased by $264.4 million from $380.9 million for the three quarters September 27, 2010 to $645.3 million for the three quarters ended September 26, 2011. This increase was mainly due to our acquisition of the PCB Subsidiaries in April 2010.

The inter-segment sales for the quarter and three quarters ended September 26, 2011 and September 27, 2010 are sales from the Asia Pacific operating segment to the North America operating segment.

Cost of Goods Sold

Total cost of goods sold increased $10.1 million, or 3.6%, from $277.5 million for the quarter ended September 27, 2010 to $287.6 million for the quarter ended September 26, 2011. Cost of goods sold related to the North America segment decreased $4.6 million, or 3.9% from $116.5 million for the quarter ended September 27, 2010 to $111.9 million for the quarter ended September 26, 2011. This decrease was due to lower sales, partially offset by higher direct material costs. As a percentage of net sales, cost of goods sold for the North America segment increased from 78.6% for the quarter ended September 27, 2010 to 81.5% for the quarter ended September 26, 2011. Cost of goods sold related to the Asia Pacific segment increased $14.8 million, or 9.2%, from $160.9 million in the quarter ended September 27, 2010 to $175.7 million in the quarter ended September 26, 2011. This increase was primarily due to higher labor costs, increased outside services expense and higher costs of direct materials, especially gold. As a percentage of net sales, cost of goods sold for the Asia Pacific segment increased from 76.8% for the quarter ended September 27, 2010 to 79.5% for the quarter ended September 26, 2011.

Total cost of goods sold increased by $195.3 million from $641.9 million for the three quarters ended September 27, 2010 to $837.2 million for the three quarters ended September 26, 2011. Cost of goods sold related to the North America segment decreased $2.0 million from $339.0 million for the three quarters ended September 27, 2010 to $337.0 million for the three quarters ended September 26, 2011. This decrease was primarily due to lower sales. As a percentage of net sales, cost of goods sold for the North America segment increased slightly from 79.7% for the three quarters ended September 27, 2010 to 79.9% for the three quarters ended September 26, 2011. Cost of goods sold related to the Asia Pacific segment increased $197.3 million from $302.9 million for the three quarters ended September 27, 2010 to $500.2 million for the three quarters ended September 26, 2011 primarily due to our acquisition of the PCB Subsidiaries in April 2010 as well as a $6.7 million fair value mark up on the substantially completed acquired PCB inventory. As a percentage of net sales, cost of goods sold related to the Asia Pacific segment decreased from 79.5% for the three quarters ended September 27, 2010 to 77.5% for the three quarters ended September 26, 2011.

Gross Profit

As a result of the foregoing, gross profit decreased by $9.6 million from $80.3 million for the quarter ended September 27, 2010 to $70.7 million for the quarter ended September 26, 2011. The overall gross margin percentage decreased from 22.5% for the quarter ended September 27, 2010 to 19.7% for the quarter ended September 26, 2011. This decrease was primarily due to higher labor costs, outside services and direct material costs in our Asia Pacific segment and higher material costs and lower operating leverage in our North America segment.

As a result of the foregoing, gross profit increased by $65.5 million from $164.4 million for the three quarters ended September 27, 2010 to $229.9 million for the three quarters ended September 26, 2011. The overall gross margin increased from 20.4% for the three quarters ended September 27, 2010 to 21.5% for the three quarters ended September 26, 2011. The increase in gross margin was primarily due to our acquisition of the PCB Subsidiaries, which generally have higher gross margins than our North America segment, in April 2010.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.4 million, or 4.4%, from $9.1 million for the quarter ended September 27, 2010 to $8.7 million for the quarter ended September 26, 2011 due to lower commission expense. As a percentage of net sales, selling and marketing expenses were 2.5% for the quarter ended September 27, 2010, which was consistent with 2.4% for the quarter ended September 26, 2011.

Selling and marketing expenses increased by $2.1 million, or 8.4%, from $24.9 million for the three quarters ended September 27, 2010 to $27.0 million for the three quarters ended September 26, 2011. As a percentage of net sales, selling and marketing expenses were 3.1% for the three quarters ended September 27, 2010 as compared to 2.5% for the three quarters ended September 26, 2011. The decline in selling and marketing expense for the three quarters ended September 26, 2011 as a percentage of net sales is due to our acquisition of the PCB Subsidiaries, which have lower selling labor and commission expense than our North America segment.

General and Administrative Expense

General and administrative expenses decreased $0.6 million, or 2.7%, from $21.9 million for the quarter ended September 27, 2010 to $21.3 million for the quarter ended September 26, 2011. As a percentage of net sales, general and administrative expenses were 6.1% for the quarter ended September 27, 2010 as compared to 6.0% for the quarter ended September 26, 2011. The decrease in expense primarily relates to lower incentive compensation expense partially offset by higher stock based compensation expense.

General and administrative expenses increased $12.2 million, or 21.7%, from $56.3 million for the three quarters ended September 27, 2010 to $68.5 million for the three quarters ended September 26, 2011. As a percentage of net sales, general and administrative expenses were 7.0% for the three quarters ended September 27, 2010 as compared to 6.4% for the three quarters ended September 26, 2011. The change in expense for the three quarters ended September 27, 2010 and September 26, 2011 primarily relates to our acquisition of the PCB Subsidiaries in April 2010, partially offset by transaction-related costs of $9.2 million in the three quarters ended September 27, 2010.

Amortization of Definite-Lived Intangibles

Identifiable intangible assets include customer relationships, trade name and order backlog.

Intangible amortization expense increased for the quarter ended September 26, 2011 by $0.6 million from $3.7 million, or 1.1% of net sales, for the quarter ended September 27, 2010 to $4.3 million, or 1.2% of net sales, for the quarter ended September 26, 2011. This increase in amortization expense is primarily due to an increase in identifiable intangible assets of approximately $9.0 million subsequent to the quarter ended September 27, 2010 due to completion of the valuation of such assets in conjunction with finalizing the allocation of the fair value of assets acquired, liabilities assumed and noncontrolling interests for the acquisition of the PCB Subsidiaries.

Intangible amortization expense increased by $3.7 million from $9.1 million, or 1.1% of net sales, for the three quarters ended September 27, 2010 to $12.8 million, or 1.2% of net sales, for the three quarters ended September 26, 2011. This increase in amortization expense was due to our acquisition of the PCB Subsidiaries in April 2010.

Impairment of Long-Lived Assets

During the three quarters ended September 26, 2011, we recorded an impairment charge in the amount of $48.1 million to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge is comprised of $39.8 million related to manufacturing equipment held for use at a plant acquired by Meadville in 2007 which we had previously reduced the carrying value for some of these assets during our purchase price allocation completed in 2010 related to the acquisition of the PCB Subsidiaries. Weaker than expected operating performance at this manufacturing plant in the first six months of 2011, resulting from a downturn in the profitability of the products produced and a reduction in expected future demand for the specific products produced, resulted in an asset impairment during the second quarter of 2011. Based on the undiscounted cash flows for this plant, an impairment of the manufacturing assets was indicated. Our asset grouping for the impairment test was the manufacturing plant as the manufacturing equipment at this plant is specific to the products produced with separately identifiable cash flows. In addition, the manufacturing equipment at this plant cannot be used at our other manufacturing sites. The fair value of these manufacturing assets was determined using a discounted cash flow model over their remaining useful life with the impairment being the difference between the carrying value and fair value of the asset group. The impairment charge also includes $8.3 million related to manufacturing equipment that, due to the change in market conditions noted above, has become or is expected to become technologically obsolete. Accordingly, during the three quarters ended September 26, 2011, we revised our classification of these assets to held for sale or disposal. The fair value of these assets was determined using third party quotes or other estimates of salvage value, and the assets’ carrying value was written down to salvage value. The new carrying value of the assets held for sale or disposal is approximately $1.0 million which is included in machinery and equipment in property, plant and equipment, net in the accompanying consolidated condensed balance sheet.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Other Income (Expense)

Total other expense, net increased $1.3 million from $4.1 million for the quarter ended September 27, 2010 to $5.4 million for the quarter ended September 26, 2011. Total other expense, net increased by $0.8 million from $13.1 million for the three quarters ended September 27, 2010 to $13.9 million for the three quarters ended September 26, 2011. The increase in total other expense, net for the quarter ended September 26, 2011 was primarily due to lower foreign currency transaction gains. The increase in total other expense, net for the three quarters ended September 26, 2011 was primarily due to interest expense related to the debt assumed at the date of acquisition of the PCB Subsidiaries, partially offset by a realized gain of $1.7 million related to the early settlement of a related party financing obligation related to the remaining 20% interest in Meadville Aspocomp (BVI) Holdings Ltd. as well as foreign currency transaction gains.

Income Taxes

The provision for income taxes decreased $4.5 million from $9.4 million for the quarter ended September 27, 2010 to $4.9 million for the quarter ended September 26, 2011 primarily due to lower pre-tax income and the use of research and development credits. The provision for income taxes increased by $8.3 million from $16.4 million for the three quarters ended September 27, 2010 to $24.7 million for the three quarters ended September 26, 2011 primarily due to the impairment of long-lived assets described above, for which a tax benefit was not recorded, partially offset by research and development credits. Our effective tax rate was 15.9% and 22.7% for the quarter ended September 26, 2011 and September 27, 2010, respectively. Our effective tax rate was 41.4% and 27.5% for the three quarters ended September 26, 2011 and September 27, 2010, respectively. Our effective tax rate changed in 2011 primarily due to the impairment of long-lived assets described above, for which a tax benefit was not recorded, partially offset by an increase in total earnings generated in lower-tax jurisdictions, which have a lower effective tax rate than our North America operations and research and development credits. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of September 26, 2011 and December 31, 2010, we had net deferred income tax assets of approximately $9.6 million and $18.3 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of Convertible Notes and, more recently, the issuance of term and revolving debt. Our principal uses of cash have been to finance capital expenditures, meet debt service requirements, fund working capital requirements and finance acquisitions. We anticipate that servicing debt, financing capital expenditures, funding working capital requirements, and acquisitions will continue to be the principal demands on our cash in the future. We have approximately $121 million of debt payments due in the next 12 months.

As of September 26, 2011, we had net working capital of approximately $210.7 million compared to $258.3 million as of December 31, 2010.

Our 2011 capital expenditure plan is expected to total approximately $138.0 million (of which approximately $125.0 million relates to our Asia Pacific segment), and will fund capital equipment purchases to increase production capacity, expand our technological capabilities and replace aging equipment.

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

Credit Agreement

On April 9, 2010, in conjunction with the acquisition of the PCB Subsidiaries, we became a party to a credit agreement (Credit Agreement), entered into on November 16, 2009 by certain PCB Subsidiaries, which are now our wholly owned foreign subsidiaries. The Credit Agreement was put in place in contemplation of the acquisition in order to refinance the then-existing credit facilities of the PCB Subsidiaries.

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

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings bear interest at a rate of LIBOR plus 2.0% under the Term Loan, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. At September 26, 2011, the weighted average interest rate on the outstanding borrowings was 2.24%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. In July 2011, we entered into an amendment to the Credit Agreement that amended certain of the Credit Agreement financial covenants related to the consolidated current assets and consolidated current liabilities of our PCB Subsidiaries. At September 26, 2011, we were in compliance with the covenants.

We are required to pay a commitment fee of 0.20% per annum on any unused portion of loan or facility under the Credit Agreement. We incurred $0.1 million and $0.2 million in commitment fees for the quarter and three quarters ended September 26, 2011, respectively, related to the unused portion of any loan or facility under the Credit Agreement. As of September 26, 2011, all of the remaining Term Loan, none of the Revolving Loan, and $60.3 million of the Letters of Credit Facility was outstanding, and available borrowing capacity under the Revolving Loan and Factoring Facility was $87.5 million and $65.0 million, respectively.

Bank Loans

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for our mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or the People’s Bank of China rates with a small margin adjustment. These bank loans expire on various dates through August 2013.

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

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of September 26, 2011, none of the conversion criteria had been met.

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

Other Letters of Credit

In addition to the letters of credit obtained by the PCB Subsidiaries pursuant to the Credit Agreement, we maintain several letters of credit: a $2.0 million standby letter of credit expiring December 31, 2011 associated with insured workers compensation program; a $1.0 million standby letter of credit expiring February 29, 2012 related to the lease for one of our production facilities; and various other letters of credits aggregating to approximately $3.1 million related to purchases of machinery and equipment with various expiration dates through June 2012.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 26, 2011:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations(1)(2)	(In thousands)
Long-term debt obligations	$337,999	$120,916	$217,078	$5	$—
Convertible debt obligations	175,000	—	—	175,000	—
Interest on debt obligations	35,391	13,420	16,283	5,688	—
Interest rate swap liabilities	4,481	3,318	1,163	—	—
Foreign currency forward contract liabilities	709	302	407	—	—
Equipment payables	71,799	69,288	2,511	—	—
Purchase obligations	56,297	47,777	8,520	—	—
Operating lease commitments	4,297	1,945	1,072	453	827

Total contractual obligations	$685,973	$256,966	$247,034	$181,146	$827

(1)	Unrecognized uncertain tax benefits of $0.1 million are not included in the table above as we have not determined when the amount will be paid.
(2)	Estimated environmental liabilities of $0.6 million, not included in the table above, are accrued and recorded as liabilities in our consolidated condensed balance sheet as of September 26, 2011.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued an update to an accounting standard related to comprehensive income, whereby an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Our adoption of this updated standard is not expected to have a material impact.

In September 2011, the FASB issued an update to an accounting standard related to testing goodwill for impairment whereby an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. Our adoption of this updated standard is not expected to have a material impact.

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

On April 9, 2010, we entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146.5 million, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350.0 million Term Loan for this period. The notional amount of the interest rate swap decreases to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at September 26, 2011 was $135.0 million. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period.

To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the quarter or three quarters ended September 26, 2011. At inception, the fair value of the interest rate swap was zero. As of September 26, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $3.5 million and $3.4 million, respectively, in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in our consolidated condensed balance sheet. During the quarter and three quarters ended September 26, 2011, the interest rate swap increased interest expense by $0.8 million and $1.5 million, respectively. We have designated this interest rate swap as a cash flow hedge.

We also, through our acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40.0 million, for the period beginning October 8, 2008 and ending on July 30, 2012. The notional amount of the interest rate swap amortizes to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at September 26, 2011 was $26.0 million. Under the terms of the interest rate swap, we will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, we did not designate this interest rate swap as a cash flow hedge. As of September 26, 2011 and December 31, 2010, the fair value of the swap was recorded as a liability of $0.6 million in other accrued liabilities and $1.2 million in other long-term liabilities, respectively. The change in fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.

As of September 26, 2011, approximately 66% of our total debt was based on fixed rates, including notional amounts related to interest rate swaps. Based on our borrowings as of September 26, 2011, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.8 million.

Foreign currency risks

We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of the reporting process. Our Asia Pacific operations utilize the Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD) as the functional currencies, which results in us recording a translation adjustment that is included as a component of accumulated other comprehensive income. We do not generally engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB and HKD nor do we currently use derivative instruments to reduce exposure to foreign currency risk for loans due from our foreign subsidiaries. However, we may consider the use of derivatives in the future.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risk in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary, which was settled in June 2011 when the put call option was settled in cash, and certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts at September 26, 2011 was approximately $38.0 million. We have designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation, which was settled in June 2011. In this instance, the hedged item was a recognized liability subject to foreign currency transaction gains and losses and, therefore, changes in the hedged item due to foreign currency exchange rates were already recorded in earnings. Therefore, hedge accounting was not applied.

The table below presents information about certain of the foreign currency forward contracts at September 26, 2011 and December 31, 2010:

	As of September 26, 2011		As of December 31, 2010
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Strike Amount
	(In thousands in USD)		(In thousands in USD)
Receive foreign currency/pay USD
Euro	$35,508	1.37	$31,685	1.32
Japanese Yen	2,530	0.01	4,581	0.01

	$38,038		$36,266

Estimated fair value, net (liability) asset	$(551)		$942

Debt Instruments

The table below presents information about certain of our debt instruments (bank borrowings) as of September 26, 2011 and December 31, 2010.

	As of September 26, 2011
	2012	2013	2014	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
Variable Rate:
US$	$117,000	$192,500	$—	$—	$309,500	$308,336	2.20%
RMB	3,912	24,570	—	—	28,482	28,482	5.91%

Total Variable Rate	120,912	217,070	—	—	337,982	336,818

Fixed Rate:
US$	4	4	4	175,005	175,017	177,905	3.25%

Total Fixed Rate	4	4	4	175,005	175,017	177,905

Total	$120,916	$217,074	$4	$175,005	$512,999	$514,723

	As of December 31, 2010
	2011	2012	2013	2014	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
Variable Rate:
US$	$56,500	$117,000	$192,500	$—	$—	$366,000	$356,380	2.23%
RMB	10,619	3,792	—	—	—	14,411	14,411	5.48%

Total Variable Rate	67,119	120,792	192,500	—	—	380,411	370,791

Fixed Rate:
US$	4	5	4	4	175,004	175,021	207,529	3.25%

Total Fixed Rate	4	5	4	4	175,004	175,021	207,529

Total	$67,123	$120,797	$192,504	$4	$175,004	$555,432	$578,320

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps as of September 26, 2011.

	Remaining 2011	2012	2013	Fair Market Value
	(in thousands, except for pay-out/receive rates)
Average interest payout rate	2.65%	2.59%	2.50%
Interest payout amount	$(1,101)	$(3,155)	$(676)
Average interest received rate	0.24%	0.24%	0.24%
Interest received amount	$97	$291	$63
Fair value loss at September 26, 2011				$(4,099)

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

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 26, 2011, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to company management, including our CEO and CFO, as appropriate to allow timely discussion regarding disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended September 26, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Exhibits

10.24	Amendment Letter dated July 22, 2011(1)

10.25	Executive and Director Deferred Compensation Plan(2)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 22, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K on September 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Kenton K. Alder
Kenton K. Alder
Dated: November 7, 2011	President and Chief Executive Officer

/s/ Steven W. Richards
Steven W. Richards
Dated: November 7, 2011	Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibits

10.24	Amendment Letter dated July 22, 2011(1)

10.25	Executive and Director Deferred Compensation Plan(2)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 22, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K on September 19, 2011.