Form 10-K
period 2011-12-31
TTM TECHNOLOGIES INC
filed 2012-02-29
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 27, 2011, the last business day of the most recently completed second fiscal quarter), was $800,263,555. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 22, 2012, there were outstanding 81,339,105 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

General

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We are the largest PCB manufacturer in North America and one of the top five PCB manufacturers in the world, based on revenues, according to a 2010 report by N.T. Information, a PCB industry research firm, and generated approximately $1.4 billion in net sales in 2011. We had approximately 16,300 employees worldwide as of December 31, 2011, and we operate a total of 15 specialized and integrated facilities in the United States and China. We focus on providing time-to-market and advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final volume production. This one-stop solution allows us to align technology development with the diversified needs of our customers, many of whom are based in high growth markets, and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,220 customers in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and mobile media devices (e-readers and smartphones). We also serve the high-end computing, aerospace/defense, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

In April 2010, we acquired from Meadville Holdings Limited (Meadville) all of the issued and outstanding capital stock of four of its subsidiaries. These four companies and their respective subsidiaries, collectively referred to as the PCB Subsidiaries, comprised Meadville’s PCB manufacturing and distribution business. Prior to the acquisition, the PCB Subsidiaries made Meadville one of the leading PCB manufacturers in China by revenue, with a focus on producing high-end PCB products. Our April 2010 acquisition of the PCB Subsidiaries greatly increased our global production capacity, expanded our presence in the touch screen tablet and mobile media device markets, and enhanced our flexible, rigid-flex, high-density interconnect (HDI) and substrate product capabilities.

Prior to our acquisition of the PCB Subsidiaries, we had two operating segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of our operations. Due to the acquisition, we reassessed our operating segments and now manage our worldwide operations based on two geographic operating segments: (1) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with our U.S. operations, and its related European sales support infrastructure; and (2) Asia Pacific, which consists of the PCB Subsidiaries and their seven PCB fabrication plants, which include a substrate facility. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for our customers and use similar means of product distribution in their respective geographic regions.

Industry Overview

PCBs are manufactured in panels from sheets of laminated material. Each panel is typically subdivided into multiple PCBs, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it. PCBs serve as the foundation for virtually all electronic products, ranging from consumer electronics products (such as cellular phones, smartphones, touch screen tablets and personal computers) to high-end commercial electronic equipment (such as medical equipment, data communications routers, switches and servers) and aerospace/defense electronic systems.

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

According to Prismark Partners LLC, a PCB industry research firm, the worldwide market for PCBs was approximately $55.4 billion in 2011, with the Americas producing 7% (approximately $3.8 billion), China producing 40% (approximately $22.0 billion) and the rest of the world producing 53% (approximately $29.6 billion). According to Prismark Partners, worldwide PCB revenue is expected to increase at a rate of 5% to 7% in 2012.

Demand for increasing functionality in electronic products has increased the complexity of PCBs, and this trend is expected to continue. Consumers desire more capacity in their devices — in other words, the demand for the same or smaller size devices with more features is on the rise. Products designed to offer faster data transmission, thinner and more lightweight features, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using HDI technology, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. According to a September 2011 report by Jefferies & Company, Inc., an investment banking firm, the total mobile phone market will grow to 3.1 billion units in 2020. Jefferies predicts that smartphones will represent 81% of this total (2.5 billion units), up from 26% (0.4 billion units) in 2011. This translates to a 23% compound annual growth rate (CAGR) in smartphones sold through 2020.

Following a similar upward trend, the global substrate market, which represents approximately 15% of the global PCB market, is expected to grow at a CAGR of 7% by 2015 according to BPA Consulting, a PCB industry research firm. This growth is driven by increasing demand for end products containing highly advanced semiconductors. The Chinese substrate market alone is expected to grow at a CAGR of 16% due to both China’s increased production of semiconductors and the continuing growth in end-products containing highly advanced semiconductors. Substrate manufacturing requires deployment of large amounts of resources and strong engineering services. For this reason, we believe that the number of competitors is much smaller compared to standard PCB manufacturers.

The PCB manufacturing market is highly fragmented with relatively few large scale companies. According to a report by N.T. Information, a PCB industry research firm, in 2011 and 2012, there were approximately 2,600 manufacturers worldwide in 2011, with the top 20 suppliers representing approximately 43% of the global market. As a result of global economic trends, the number of PCB producers operating in China has increased significantly since 2000. This corresponds with a significant decline of North American and European PCB producers during the same time period.

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

Increasing concentration of global PCB production in Asia.    In recent years, many electronics manufacturers have moved their commercial production to Asia to take advantage of its exceptionally large, low-cost labor pool. In particular, the trend has favored China, which had the largest PCB market in terms of both revenue and number of suppliers in 2010 according to Prismark Partners and N. T. Information. The overall technical capability of suppliers in China has improved dramatically in recent years and China has emerged as a global production center for cellular phones, smartphones, touch screen devices, computers and computer peripherals, and high-end consumer electronics. According to N.T. Information, approximately 59% of the world’s PCB production will be generated from China, Hong Kong and Taiwan by 2014. The continued outsourcing of production to China should result in additional commercial market share potential for PCB manufacturers with a strong presence and reputation in China.

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

Increased requirements for aerospace/defense products.    The aerospace/defense market is characterized by increasingly time-consuming and complex certification processes, long product life cycles, and a demand for leading-edge technology with extremely high reliability and durability. While the US Department of Defense (DoD) budget faces increasing scrutiny as part of overall US budget deficit reduction efforts, we anticipate that a continued DoD commitment and upgrades, incorporating leading-edge PCB technology in products for intelligence, surveillance and reconnaissance, communications and weapon systems combined with Foreign Military Sales (FMS) programs and a recovering global commercial aerospace industry, will support a significant long-term market for these products.

Our Strategy

Our goal is to be the leading global provider of time-critical, one-stop manufacturing services for highly complex PCBs. In our Asia Pacific segment, we intend to primarily target the smartphone, touch screen tablet and networking infrastructure markets; increase our high technology conventional, HDI, flex and rigid-flex capabilities and capacities; and enhance our current niche position in substrates. In our North America segment, we intend to continue to capitalize on our advanced technology, high mix/low volume and quick turnaround

(QTA) service capabilities; enhance our commercial PCB capacity; expand our strategic account management model to strengthen our customer relationships; and leverage our market leadership and niche positions. More generally, our strategy includes:

Emphasize advanced technological capabilities and manufacturing processes.    As the demand for more high-end PCBs increases across all markets, production of sophisticated PCBs becomes more complex. We address this growing market by delivering time critical and highly complex manufacturing services. We manufacture PCBs with layer counts in excess of 30 layers and believe that our HDI, flex and rigid-flex, substrate and other high technology capabilities provide an attractive market niche for our company. Our Asia Pacific segment has been a leader in HDI PCBs and IC substrate manufacturing and, accordingly, we believe that we have an early-mover advantage over many of our competitors. With rising requirements for faster data transmission, shrinking features (lightweight and thin) and lower power consumption, more PCB designs have migrated to more complex HDI PCBs from conventional multi-layer PCBs. This is especially true of portable devices such as smartphones and tablet PCs. As a leading manufacturer, we continually evaluate and invest in advanced production equipment, new manufacturing processes, engineering and process technology capabilities in order to further reduce our delivery times, improve quality, increase yields and decrease costs.

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

Pursue new customers in higher growth end markets.    We continue to pursue new customers with high growth characteristics and target additional high growth end markets that are characterized by rapid product introduction cycles and demand for time-critical services. In that regard, our 2010 Meadville acquisition provided significant opportunities in high growth end markets such as the networking/communications infrastructure, touch screen tablet, mobile media device (cellular phones and smartphones) and high-end computing markets. Over the last several years, China has emerged as a global production center for these products. This trend has driven the growth of the PCB market, particularly in China. Our strategic focus on these fast-growing markets, together with our reputation and network of China facilities, has enabled us to generate strong sales growth. Our ability to serve these markets is enhanced by our technological capabilities, as these markets require PCB products with higher layer counts, feature miniaturization, and higher circuit density. In addition, we intend to pursue high-end commercial and defense customers that demand flexible and advanced manufacturing processes, expertise with high-performance specialty materials assembly and testing capabilities, and expertise in other high-mix and complex technologies. We regularly evaluate and pursue internal initiatives aimed at adding new customers and better serving existing customers within our markets.

Capitalize on our significant presence in China.    We believe that our Asia Pacific operating segment provides a key strategic and competitive advantage. Many key suppliers, direct OEM customers, and EMS customers manufacturing on behalf of OEMs are located in China. China’s increasing dominance in electronics supply chain management is particularly evident in desktop computers, notebook computers, servers, cellular phones, smartphones, touch screen tablets, and communication equipment products. Proximity to these China-based suppliers and customers enables us to react swiftly to customer demand for comprehensive PCB products and services. We are also able to coordinate more effectively with our suppliers, and enjoy a cost advantage in terms of transportation costs over PCB manufacturers located outside of China. Furthermore, due to historically low labor costs in China, we are able to maintain comparatively lower operating costs and increased production process flexibility.

Maintain our customer-driven culture.    Our customer-oriented culture emphasizes extraordinary service, competitive differentiation and superior execution. Our customer-oriented strategies include engaging in co-development of new products, capturing new technology products for next generation equipment, and continuing to invest in and enhance our HDI PCB, rigid flex and flex PCB capabilities. Our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers. Other key elements of our customer focus include managing customer schedules and vendor inventory.

Market our facility specialization and one-stop manufacturing solution.    We utilize a facility specialization strategy in which each order is directed to the facility best suited to the customer’s particular delivery time, product complexity and volume needs. Our plants use compatible technologies and manufacturing processes, allowing us to move orders between plants to optimize operating efficiency. This strategy provides customers with faster delivery times and enhanced product quality and consistency. In addition, our global one-stop manufacturing solution includes engineering support, prototype, low volume/high-mix products, medium volume/ramp and high-volume production. This one-stop solution allows us to provide a broad array of services and technologies to meet the rapidly evolving needs of our customers. See “Item 2 — Properties” for a further description of our global specialized and integrated production facilities.

Provide extensive support for aerospace/defense customers.    Success in the aerospace/defense market is generally achieved only after manufacturers demonstrate the long-term ability to pass extensive OEM and government certification processes, numerous product inspections, audits for quality and performance, and extensive administrative requirements associated with participation in government and high reliability commercial aerospace programs. United States export controls represent a barrier to entry for international competition as they restrict the overseas export and/or overseas manufacture of defense-related materials, services, and sensitive technologies that are associated with United States government programs. In addition, the complexity of the end products serves as a barrier to entry to many potential new suppliers. TTM’s global footprint and strong historical relations with leading North American commercial aerospace contractors provide us with a positive position to support the emerging commercial aerospace industry in China.

Products and Services

We offer a wide range of PCB products, including conventional PCBs, HDI PCBs, flexible PCBs, rigid-flex PCBs, backplane assemblies, and IC substrates. We also offer certain value-added services to support our customers’ needs. These include design for manufacturability (DFM) support during new product introduction stages, PCB layout design, simulation and testing services, QTA production and drilling and routing services. By providing these value-added services to customers, we are able to provide our customers with a “one-stop” manufacturing solution, which enhances our relationships with our customers.

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

A multi-layer PCB can accommodate more complex circuitry than a double-sided PCB. It has more than two copper circuit layers with pieces of laminate bonded by resin between layers. Multi-layer PCBs require more sophisticated production techniques compared to single and double-sided PCBs, as, among other things, they require high precision manufacturing and more stringent product quality. The number of layers comprising a PCB generally increases with the complexity of the end product. For example, a simple consumer device such as a garage door controller may use a single-sided or double-sided PCB, while a high-end network router or computer server may use a PCB with 20 layers or more.

High density interconnect or HDI PCBs

Our North America and Asia Pacific segments produce HDI PCBs, which are PCBs with higher interconnect density per unit area and require more sophisticated technology and manufacturing processes for their production than conventional PCB products. HDI PCBs are boards with high-density characteristics including micro-sized holes, or microvias (diameter at or less than 0.1 mm), fine lines (circuit line width and spacing at or less than 0.075 mm) and can be constructed with thin high performance materials, thereby enabling more interconnection functions per unit area. HDI PCBs generally are manufactured using a sequential build-up process in which circuitry is formed in the PCB one layer at a time through successive drilling, plating and lamination cycles. In general, a board’s complexity is a function of interconnect and circuit density, layer count, laminate material type and surface finishes. As electronic devices have become smaller and more portable with higher functionality, demand for advanced HDI PCB products has increased dramatically. We define advanced HDI PCBs as those having more than one layer of microvia interconnection structure.

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

Rigid-flex PCBs

Rigid-flex circuitry provides a simple means to integrate multiple PCB assemblies and other elements such as display, input or storage devices without wires, cables or connectors, replacing them with thin, light composites that integrate wiring in ultra-thin, flexible ribbons between sections. In rigid-flex packaging, a flexible circuit substrate provides a backbone of wiring with rigid multilayer circuit sections built up as modules where needed.

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

IC substrates

IC substrates are mounts that are used to connect very small ICs (integrated circuits or semiconductors) to comparatively larger PCBs for assembly into electronic end products such as memory modules, cellular phones, digital cameras, automotive GPS and engine controls. IC substrates, also known as IC carriers, are highly miniaturized circuits manufactured by a process largely similar to that for PCBs but requiring the use of ultra-thin materials and including micron-scale features, as they must bridge the gap between sub-micron IC features and millimeter scale PCBs. Consequently, IC substrates are generally manufactured in a semiconductor-grade clean room environment to ensure products are free of defects and contamination.

IC substrates are a basic component of IC packages which, combined with other electronic components in an assembly, control functions of an electronic appliance. IC packages can be broadly divided into single chip modules (or SCMs) and multi-chip modules (or MCMs), with the former containing one IC chip, and the latter containing multiple chips and other electronic components.

Design and Engineering Services

We are actively involved in the early stages of many of our customers’ product development cycles. This involvement positions us at the leading edge of technical innovation in the engineering of complex PCBs. Our engineering and sales teams collaborate to identify the specific needs of our customers and work with them to develop innovative, high performance solutions. We have the ability to offer both mechanical and electrical computer aided design (CAD) services, which allows us to offer our customers complete design through production services for PCB, assembly and system level products. We also offer signal integrity, thermal, and structural analysis services. This method of product development provides us with an in-depth understanding of our customers’ businesses and enables us to better anticipate and serve their needs. Establishing customer relationships early in a product’s life cycle, often as a result of our strategic account management efforts, also provides an advantage in securing preferred vendor status for subsequent ramp to volume and volume production opportunities.

Process and product development

Process and product development plays a vital role in our business. As electronic products become smaller, demands are also increasing for higher speed and functionality of such products. Accordingly, continued advancement in processing technology is required to develop increasingly smaller sized PCB products with increased functionality by accommodating even more powerful and complicated chipsets. As product responsiveness and speed increases, special electrical properties become factors affecting signal integrity and the transmission speed between PCBs and the electrical components to which they are connected. Special materials, equipment, chemicals and manufacturing processes are therefore required to ensure the proper functioning of the final electronic end product.

Quick turnaround services

We refer to our rapid delivery services as “quick turnaround” or “QTA”, because we provide custom-fabricated PCBs to our customers within as little as 24 hours to 10 days. As a result of our ability to rapidly and reliably respond to the critical time requirements of our customers, we generally receive premium pricing for our QTA services as compared to standard lead time prices.

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

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce PCBs with the following characteristics:

•

High layer count.    Manufacturing PCBs with a large number of layers is difficult to accomplish due to the accumulation of manufacturing tolerances and registration systems required. In our North America segment, we regularly manufacture PCBs with more than 30 layers on a quick-turn and volume basis. Approximately 62% of our 2011 and 2010 North America PCB revenue involved the manufacture of PCBs with at least 12 layers or more. Printed circuit boards with at least 20 layers or more represented 32% of North America PCB revenue in 2011, up from 31% in 2010. Approximately 23% of our 2011 Asia Pacific net sales involved the manufacture of PCBs with at least 12 layers or more, compared with 24% in 2010.

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

•

High Density Interconnect (HDI).    HDI technology utilizes microvias, which are small vias with diameters generally less than 0.005 inches after plating. Advanced HDI products may also require the micro vias to be fully filled using a specialized plating process so that additional micro via structures can be stacked on top to form more complex interconnections. These microvias consume much less space on the layers they interconnect, thereby providing for greater wiring densities and flexibility, also providing closer spacing of components and their attachment pads. The fabrication of PCBs with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area. Total HDI PCBs represented approximately 41% of our Asia Pacific net sales in 2011, up from 34% in 2010.

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

•

Fine line traces and spaces.    Traces are the connecting copper lines between the different components of the PCB, and spaces are the distances between traces. The smaller the traces and the tighter the spaces, the higher the density on the PCB and the greater the expertise required to achieve a desired final yield on an order. We are able to manufacture PCBs with traces and spaces less than 0.002 inches.

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

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the networking/communications, aerospace/defense, high-end computing, cell phone and medical/industrial/instrumentation end markets of the electronics industry. Included in the end markets that our OEM and EMS customers serve is the U.S. government. As a result, we are a supplier, primarily as a subcontractor, to the U.S. government. We measure customers as those companies that have placed orders of $2,000 or more in the preceding 12-month period. As of December 31, 2011 and 2010, we had approximately 1,220 and 1,160 customers, respectively.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2011	2010	2009
Aerospace/Defense	16%	20%	44%
Cellular Phone	11	10	—
Computing/Storage/Peripherals	23	21	11
Medical/Industrial/Instrumentation	8	9	8
Networking/Communications	36	35	36
Other	6	5	1

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for 33%, 28% and 34% of our net sales in 2011, 2010 and 2009, respectively. Our five largest OEM customers in 2011 were, in alphabetical order, Apple, Cisco Systems, Ericsson, Huawei, and ZTE Corporation. For the year ended December 31, 2011, Apple accounted for 11% of our net sales. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 42%, 45% and 47% of our net sales in 2011, 2010 and 2009, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers. This positions us to participate in business that is awarded at the discretion of the EMS provider. Our five largest EMS customers in 2011 were, in alphabetical order, Celestica, Flextronics, Hon Hai, Jabil and Plexus.

During 2011, 2010 and 2009 our net sales by country were as follows:

Country	2011	2010	2009
United States	37%	35%	74%
China	39	42	16
Other	24	23	10

Total	100%	100%	100%

Net sales to other countries, individually, for the years ended December 31, 2011, 2010 and 2009 did not exceed 10% of total net sales.

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

Our staff of engineers, sales support personnel, and managers assists our sales representatives in advising customers with respect to manufacturing feasibility, design review, and technological capabilities through direct communication and visits. We combine our sales efforts with customer service at each facility to better serve our customers. Each large customer is typically assigned an account manager to coordinate all of the company’s services across all of our facilities. Additionally, the largest and most strategic customers are also supported by selected program management and engineering resources. Our sales force is comprised of direct sales personnel, complemented by a large force of commission-based, independent representatives.

Our international footprint includes our Asia Pacific operating segment and their seven PCB fabrication plants in Hong Kong, Dongguan, Guangzhou, Shanghai and Suzhou, China; a backplane and sub-system assembly operation in Shanghai, China that is part of our North America operating segment; and customer inventory hubs in France, Poland, Hong Kong, China, Mexico, and Southeast Asia. Our international sales force services customers throughout North America, Europe, Asia, and the Middle East. We believe our international reach enables us to access new customers and allows us to better serve existing customers.

For information about net sales, income before income taxes, depreciation, total assets and capital expenditures of each of our segments, and geographical segment information, including net sales to customers and long-lived assets, see Note 20 of the Notes to Consolidated Financial Statements.

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

Both PCB and IC substrates are heavy consumers of gold and copper, which represented a significant amount of our cost of goods sold in 2011, and are thus vulnerable to cost increases if raw material prices rise. See “Item 1A — Risk Factors.”

Competition

Despite industry consolidation, the PCB industry remains fragmented and characterized by intense competition. Our principal PCB and substrate competitors include Unimicron, Ibiden, Tripod, Foxconn, DDi, Sanmina-SCI, Multek and Wus. Our principal backplane assembly competitors include Amphenol, Sanmina-SCI, Simclar, TT Electronics, and Viasystems.

We believe we compete favorably based on the following competitive factors:

•	status as a top five global PCB manufacturer;

•	capability and flexibility to produce technologically complex products;

•	ability to offer a one-stop manufacturing solution;

•	specialized and integrated manufacturing facilities;

•	ability to offer time-to-market capabilities;

•	leading edge aerospace/defense capabilities;

•	flexibility to manufacture low volume, high-mix products;

•	consistent high-quality product; and

•	outstanding customer service.

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

Seasonality

As a result of the product and customer mix of our Asia Pacific operating segment, a portion of our revenue is subject to seasonal fluctuations. These fluctuations include seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets that we serve. This seasonality typically results in higher net sales in the third quarter due to end customer demand for fourth quarter sales of consumer electronics products. Seasonal fluctuations also include the Chinese New Year holiday in the first quarter, which typically results in lower net sales. In addition, our accounting calendar causes the first quarter of the fiscal year to have fewer days than the other quarters, especially the fourth quarter. In some cases, the number of days can differ by as many as ten days between the first and fourth quarters, which can cause significantly lower first quarter sales.

Backlog

Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. We obtain firm purchase orders from our customers for all products. However, for many of these purchase orders, customers do not make firm orders for delivery of products more than 30 to 60 days in advance. Some of the markets which we serve are characterized by increasingly short product life cycles. For other markets, longer product life cycles are more common as orders are for deliveries greater than 60 days in advance. At December 31, 2011, total backlog was $173.4 million compared with $207.8 million at the end of 2010. Substantially all backlog at December 31, 2011 is expected to be converted to sales in 2012.

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

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the U.S. government, including the U.S. Department of Defense, or the DoD, which requires that we maintain facility security clearances under the National Industrial Security Program, or NISP. The NISP requires that a corporation maintaining a facility security clearance take steps to mitigate foreign ownership, control or influence, referred to as “FOCI.” Pursuant to these laws and regulations, effective October 2010 we entered into a Special Security Agreement with the DoD; Su Sih (BVI) Limited, or Su Sih (a significant foreign minority owner of our capital stock); and Mr. Tang Hsiang Chien (as the beneficial owner of Su Sih). The purpose of the Special Security Agreement is to deny Mr. Tang, Su Sih, and other persons affiliated with our PCB Subsidiaries, from unauthorized access to classified and controlled unclassified information and influence over our business or management in a manner that could result in the compromise of classified information or could adversely affect the performance of classified contracts.

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

•

U.S. Environmental Protection Agency (U.S. EPA) regulations pertaining to air emissions; wastewater discharges; and the use, storage, discharge, and disposal of hazardous chemicals used in the manufacturing processes; the reporting of chemical releases to the environment; and the reporting of chemicals manufactured in by-products that are beneficially recycled,

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

•

SEC rules that discourage the use of certain metals from “conflict minerals” originating in the Democratic Republic of the Congo and the 9 countries surrounding it pursuant to Section 1502 of the Dodd-Frank Act; and

•

reporting requirements of the California Transparency in Supply Chains Act of 2010 that requires reporting on efforts to eradicate slavery and human trafficking in retailers’ and manufacturers’ supply chains.

To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur substantial additional expenditures.

Employees

As of December 31, 2011, we had 16,278 employees. Of our employees, 14,102 were involved in manufacturing and engineering, 280 worked in sales and marketing, and 1,896 worked in accounting, systems and other support capacities. None of our U.S. employees are represented by unions. In China, approximately 10,340 employees are represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe that we have good relations with our employees.

Availability of Reports Filed with the Securities and Exchange Commission

We are a Delaware corporation, with our principal executive offices located at 2630 South Harbor Blvd., Santa Ana, CA 92704. Our telephone number is (714) 327-3000. Our web site address is www.ttmtech.com. Information included on our website is not incorporated into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website at www.ttmtech.com/investors/investor_sec.aspx, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). Copies are also available without charge by (i) telephonic request by calling our Investor Relations Department at (714) 327-3000, (ii) e-mail request to investor@ttmtech.com, or (iii) a written request to TTM Technologies, Inc., Attention: Investor Relations, 2630 South Harbor Blvd., Santa Ana, CA 92704.

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

We are heavily dependent upon the worldwide electronics industry, which is characterized by dramatic economic cycles and fluctuations in product demand. A significant downturn in the electronics industry or prolonged global economic crisis could result in decreased demand for our manufacturing services and materially impact our financial condition.

A majority of our revenue is generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. The industry is subject to economic cycles and recessionary periods and has been negatively affected by the current U.S. economic environment. Due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

The current adverse worldwide economic conditions have led to challenging conditions in the electronics industry. A number of factors, including geopolitical issues, the availability and cost of credit, high unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations have slowed global economic growth and resulted in recessions in many countries, including in the Unites States, Europe and certain countries in Asia. In addition to the impact that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve. For example, continuation of poor economic conditions could adversely impact overall demand in the electronics industry, which could have a negative effect on our business, results of operations, and financial condition. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions or our ability to pursue acquisitions.

We may need additional capital in the future to fund investments in our operations, refinance our indebtedness and to maintain and grow our business, and it may not be available on acceptable terms, or at all.

Our business is capital intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. We believe that we can meet our capital requirements from internally generated funds, cash in hand, and available borrowings. If we are unable to fund our capital requirements as currently planned, however, it would have a material adverse effect on our business, financial condition, and operating results. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund capital equipment purchases to increase production capacity, expand our technological capabilities and replace aging equipment;

•	to refinance our existing indebtedness;

•	to fund our operations beyond 2012;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

Should we need to raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in our current debt instruments. Furthermore, if we issue additional equity, our equity holders would suffer dilution. There can be no assurance that additional capital would be available on a timely basis, on favorable terms, or at all. If such funds are not available when required or on acceptable terms, our business and financial results could suffer.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy our significant debt service obligations.

As of December 31, 2011, we had total indebtedness of approximately $513.3 million, which represented approximately 36% of our total capitalization. We may incur substantial additional indebtedness in the future, including additional borrowings under our revolving credit facility.

Our substantial indebtedness and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the availability of our cash flow for other purposes;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•	limiting, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and

•

having a material adverse effect on our business if we fail to comply with the covenants in our debt agreements, because such failure could result in an event of default that, if not cured or waived, could result in all or a substantial amount of our indebtedness becoming immediately due and payable.

Our ability to incur significant future indebtedness, whether to finance capital expenditures, potential acquisitions or for general corporate purposes, will depend on our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our secured credit facility in amounts sufficient to enable us to fund our liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity. If we are unable to refinance our indebtedness on commercially reasonable terms or at all, or to effect any other of these actions, our business may be harmed.

Covenants in our credit agreement may adversely affect our company.

On April 9, 2010, in conjunction with the acquisition of the PCB Subsidiaries, we became a party to a credit agreement (Credit Agreement). The Credit Agreement contains certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both our company and PCB Subsidiaries level. On August 3, 2010 we entered into an amendment letter with The Hongkong and Shanghai Banking Corporation Limited, the facility agent for and on behalf of the lenders named in the Credit Agreement, amending the financial covenants related to consolidated tangible net worth, gearing ratio (the ratio of consolidated net borrowings to consolidated tangible net worth), and leverage. On July 22, 2011 we entered into another amendment letter amending the financial covenants related to current assets and consolidated current liabilities of our Asian subsidiaries. The ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will continue to comply with all of these financial covenants. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay the indebtedness owed under the Credit Agreement and our other indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement.”

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers could harm our results of operations.

A small number of customers is responsible for a significant portion of our sales. Collectively, our five largest OEM customers accounted for approximately 33%, 28% and 34% of our net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

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

We serve customers and have manufacturing facilities outside the United States and are subject to the risks characteristic of international operations.

We have significant manufacturing operations in Asia and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities. We generated 63% of our net sales from non-U.S. operations in 2011 and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

•	managing international operations;

•	imposition of governmental controls;

•	compliance with employment laws;

•	implementation of disclosure controls, internal controls, financial reporting systems, and governance standards to comply with U.S. accounting and securities laws and regulations;

•	limitations on imports or exports of our product offering;

•	fluctuations in the value of local currencies;

•	labor unrest, rising wages and difficulties in staffing;

•	government or political unrest;

•	longer payment cycles;

•	language and communication barriers as well as time zone differences;

•	cultural differences;

•	increases in duties and taxation levied on our products;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	travel restrictions;

•	expropriation of private enterprises; and

•	the potential reversal of current favorable policies encouraging foreign investment and trade.

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

Our results can be adversely affected by rising labor costs.

There is uncertainty with respect to rising labor costs, in particular within China where we have most of our manufacturing facilities. In recent periods there have been regular and significant increases in the minimum wage payable in various China provinces. In addition, labor disputes and strikes based partly on wages have in the past slowed or stopped production at certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs that we are required to make in order to comply with minimum wage laws or otherwise retain qualified personnel and are unable to recover in our pricing to our customers could adversely impact our operating results.

To respond to competitive pressures and customer requirements, we may further expand internationally in lower cost locations. If we pursue such expansions, we may be required to make additional capital expenditures. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek new locations with lower costs and the employee and infrastructure base to support PCB manufacturing. We cannot assure that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to our operating results.

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

Although we have preferred suppliers for most of these raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. The components for backplane assemblies in some cases have limited or sole sources of supply. Consolidations and restructuring in our supplier base may result in adverse materials pricing due to reduction in competition among our suppliers. Furthermore, if a raw material or component supplier fails to satisfy our product quality standards, including future standards relating to “conflict metals,” it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

Our Asia Pacific operations could be adversely affected by a shortage of utilities or a discontinuation of priority supply status offered for such utilities.

The manufacturing of PCBs requires significant quantities of electricity and water. Our Asia Pacific operations have historically purchased substantially all of the electrical power for their manufacturing plants in China from local power plants. Because China’s economy has recently been in a state of growth, the strain on the nation’s power plants is increasing, which has led to continuing power outages in various parts of the country. There may be times when our operations in China may be unable to obtain adequate sources of electricity to meet production requirements. Additionally, we would not likely maintain any back-up power generation facilities for our operations, so if we were to lose power at any of our facilities we would be required to cease operations until power was restored. Any stoppage of power could adversely affect our ability to meet our customers’ orders in a timely manner, thus potentially resulting in a loss of business and increased costs of manufacturing. In addition, the sudden cessation of power supply could damage our equipment, resulting in the need for costly repairs or maintenance as well as damage to products in production, resulting in an increase in scrapped products. Similarly, the sudden cessation of the water supply to China facilities could adversely affect our ability to fulfill orders in a timely manner, potentially resulting in a loss of business and under-utilization of capacity. Various regions in China have in the past experienced shortages of both electricity and water and unexpected interruptions of power supply. From time to time, the Chinese government rations electrical power which can lead to unscheduled production interruptions in our manufacturing facilities. There can be no assurance that our required utilities would not in the future experience material interruptions, which could have a material adverse effect on our results of operations and financial condition.

Damage to our manufacturing facilities due to fire, natural disaster, or other events could harm our financial results.

We have seven manufacturing and assembly facilities in the United States and eight manufacturing and assembly facilities in China and Hong Kong. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, other natural disasters, required maintenance or other events could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis. Our insurance coverage with respect to damages to our facilities or our customers’ products caused by natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms.

In the event one or more of our facilities is closed on a temporary or permanent basis as a result of a natural disaster, required maintenance or other event, our operations could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy and result in significant expenses for repair and related costs. While we have in place disaster recovery plans, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, pandemic, required repair or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

Our results may be negatively affected by changing interest rates.

We are subject to market risk from exposure to changes in interest rates based on our financing activities. As of December 31, 2011, $188.8 million, or 37%, of our then outstanding indebtedness, bore interest at a floating rate of LIBOR plus an applicable interest margin. Lines of credit we maintain at banks in mainland China used for working capital and capital investment for our mainland China facilities have interest rates tied to either LIBOR or People’s Bank of China rates with a margin adjustment. There can be no assurances that interest rates will not significantly change. Should LIBOR increase substantially in the future for any reason, our interest payments on our variable interest rate debt would also increase, lowing our net income. See “Quantitative and Qualitative Disclosures About Market Risk.”

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2012 we expect to make significant capital expenditures to expand our HDI and other advanced manufacturing capabilities. We may not be able to raise additional funds in order to respond to technological changes as quickly as our competitors.

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

A significant portion of our revenues is derived from products and services ultimately sold to the U.S. government by our OEM and EMS customers and is therefore affected by, among other things, the federal budget process. We are a supplier, primarily as a subcontractor, to the U.S. government and its agencies as well as foreign governments and agencies. While our sales to OEMs and EMS resellers are made through purchase orders that are not subject to cancellation, returns, or re-negotiation, the contracts between our direct customers and the government end user are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, results of operations or prospects.

Changes in government defense spending or regulations could have a material adverse effect on our business.

In 2011, aerospace/defense sales accounted for approximately 16% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell directly to the U.S. government, we are a supplier to the U.S. government and its agencies as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments. The domestic and international threat of terrorist activity, emerging nuclear states and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. The U.S. government, however, is facing unprecedented budgeting constraints and a decline in U.S. defense expenditures generally could adversely affect our business.

Additionally, the federal government is currently in the process of reviewing and revising the United States Munitions List. Such changes could reduce or eliminate restrictions that currently apply to some of the products we produce. If these regulations or others are changed in a manner that reduces restrictions on their being manufactured overseas, we would likely face increased competition from overseas manufacturers.

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

Given the high fixed costs of our operations, decreases in capacity utilization rates can have a significant effect on our business. Accordingly, our ability to maintain or enhance gross margins would continue to depend, in part, on maintaining satisfactory capacity utilization rates. In turn, our ability to maintain satisfactory capacity utilization would depend on the demand for our products, the volume of orders we receive, and our ability to offer products that meet our customers’ requirements at competitive prices. If current or future production capacity fails to match current or future customer demands, our facilities would be underutilized, our sales may not fully cover our fixed overhead expenses, and we would be less likely to achieve expected gross margins. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

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

The prominence of EMS companies as our customers could reduce our gross margins, potential sales, and customers.

Sales to EMS companies represented approximately 42%, 45% and 47% of our net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

We incur a variety of costs as a result of being a public company, and those costs may continue to increase.

As a U.S. public company registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented from time to time by the SEC and the Nasdaq Stock Market, frequently require changes in corporate governance policies and practices of companies registered with the SEC under the Exchange Act. These rules and regulations increase legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we incur additional costs associated with our Exchange Act public company reporting requirements. As a result, implementation of disclosure controls, internal controls, and financial reporting systems complying with the requirements of U.S. GAAP and U.S. securities laws and regulations required as a result of our continued status as a reporting company under the Exchange Act may be more difficult and costly than anticipated.

In addition, pursuant to requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC is expected to require us to report on “conflict metals” used in our products and the due diligence plan we put in place to track whether such metals originate from the Democratic Republic of Congo and/or other conflict areas of the world. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of PCBs. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot provide assurance that we will be able to obtain these metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement.

The former owners of our PCB Subsidiaries own a substantial percentage of our common stock.

We issued a large amount of stock to the principal owners of Meadville in connection with our acquisition of our PCB Subsidiaries. As of December 31, 2011, approximately 34% of our common stock was beneficially owned by Su Sih (BVI) Limited, a company organized under the laws of the British Virgin Islands (referred to as Su Sih). Su Sih is a holding company wholly owned by Mr. Tang Hsiang Chien, a citizen of Hong Kong Special Administrative Region of the People’s Republic of China and the father of our director Mr. Tang Chung Yen, Tom. Su Sih is entitled to jointly nominate one individual to our board of directors and a majority of the members of the board of directors of the PCB Subsidiaries.

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

Our international sales are subject to laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We are required to comply with all applicable domestic and foreign export control laws, including the International Traffic in Arms Regulations (ITAR) and the Export Administration Regulations (EAR). Some items manufactured by us are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security under the EAR. In addition, we are subject to the Foreign Corrupt Practices Act and international counterparts that bar bribes or unreasonable gifts for foreign governments and officials. Violation of any of these laws or regulations could result in significant sanctions, including large monetary penalties and suspension or debarment from participation in future government contracts, which could reduce our future revenue and net income.

Our failure to comply with the requirements of environmental laws could result in litigation, fines, revocation of permits necessary to our manufacturing processes, or debarment from our participation in federal government contracts.

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

We are increasingly required to certify compliance with various material content restrictions in our products based on laws of various jurisdictions or territories such as the Restriction of Hazardous Substances (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directives in the European Union and China’s RoHS legislation. New York City has adopted identical RoHS restrictions and many U.S. states are considering similar rules and legislation. In addition, we must also certify as to the non-applicability to the EU’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. The REACH directive requires adoption of Substances of Very High Concern (SVHCs) periodically. We must survey our supply chain and certify to the non-presence or presence of SVHCs to our customers. Currently, seven lists totaling 75 SVHCs have been adopted by the EU. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.

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

Employee theft or fraud could result in loss.

Certain of our employees have access to, or signature authority with respect to, bank accounts or other company assets, which could expose us to fraud or theft. In addition, certain employees have access to key IT infrastructure and to customer and other information that is commercially valuable. Should any employee, for any reason, compromise our IT systems, or misappropriate customer or other information, we could incur losses, including losses relating to claims by our customers against us, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in government programs. Any such losses may not be fully covered by insurance.

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

Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically include provisions that generally serve to increase our exposure for product liability and limited sales returns — as compared to our standard terms and conditions — which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which can adversely impact our cash flow and results of operations.

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

Our 10 largest OEM customers accounted for approximately 46%, 42% and 56% of our net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. Our foreign receivables were approximately 25% and 26% of our net accounts receivable as of December 31, 2011 and 2010, respectively, and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

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

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures, despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Our sales mix has shifted towards standard delivery time products, which have larger production runs, thereby increasing our exposure to these types of defects. Since our products are used in products that are integral to our customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to our customers beyond the cost of the PCB, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain technology errors and omissions insurance, we cannot assure that we will continue to be able to purchase such insurance coverage in the future on terms that are satisfactory to us, if at all.

Outages, computer viruses, break-ins and similar events could disrupt our operations.

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins and similar disruptions. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted.

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

As of December 31, 2011, we had net deferred income tax assets of approximately $14.0 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings are lower than expected, we may record a higher income tax provision due to a write down of our net deferred income tax assets, which would reduce our earnings per share. Additionally, the ability to utilize deferred income tax assets is dependent upon the generation of taxable income in the specific tax jurisdictions that have deferred income tax assets.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of December 31, 2011, our consolidated balance sheet reflected $263.8 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, reduce our earnings.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of December 31, 2011, we had an aggregate of approximately $240.3 million in current assets denominated in Chinese RMB and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. Dollar and the RMB and the U.S. Dollar and the HKD cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the RMB or in the HKD, the appreciation of the RMB and the HKD against the U.S. Dollar will have an adverse impact on our financial condition and results of operations (including the cost of servicing, and the value in our balance sheet of, the RMB and HKD-denominated indebtedness).

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our principal manufacturing facilities and our drilling and tooling process facility.

US Locations(1)	Leased Square Feet	Owned Square Feet	Total Square Feet
Chippewa Falls, WI	—	281,000	281,000
Logan, UT	—	124,104	124,104
San Diego, CA	37,500	—	37,500
Santa Ana, CA	8,287	82,600	90,887
Santa Clara, CA	18,304	45,685	63,989
Stafford, CT	21,251	156,000	177,251
Stafford Springs, CT	10,000	53,000	63,000

Total	95,342	742,389	837,731

Foreign Locations(2)
Hong Kong (OPCM)	86,982	—	86,982
Dongguan, China (SYE)(3)	—	422,971	422,971
Dongguan, China (DMC)	—	1,322,803	1,322,803
Guangzhou, China (GME)	—	968,028	968,028
Shanghai, China(1)	85,745	—	85,745
Shanghai, China (SME)	—	416,761	416,761
Shanghai, China (SMST/SP)	—	521,257	521,257
Shanghai, China (SKE)(4)	3,294	135,207	138,501
Suzhou, China (MAS)	—	1,129,690	1,129,690

	176,021	4,916,717	5,092,738

We maintain our properties in good operating condition. We believe that our properties are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements.

(1)	Locations pertain to our North America segment

(2)	Foreign locations represents the following subsidiaries:

•	OPC Manufacturing Limited (OPCM)

•	Dongguan Shengyi Electronics Ltd. (SYE)

•	Dongguan Meadville Circuits Limited (DMC)

•	Guangzhou Meadville Electronics Co., Ltd. (GME)

•	Shanghai Meadville Electronics Co., Ltd. (SME)

•	Shanghai Meadville Science & Technology Co., Ltd. (SMST/SP)

•	Shanghai Kaiser Electronics Co., Ltd. (SKE)

•	Meadville Aspocomp (Suzhou) Electronics Co., Ltd. (MAS)

(3)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the temporary closure of the SYE facility.

(4)	Drilling and tooling process facility

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation. We believe that the amount of any reasonably possible or probable loss for known matters would not be material to our financial condition, however, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition or results of operations and cash flows in a particular period.

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

	High	Low
2011:
First Quarter	$19.16	$13.41
Second Quarter	$19.64	$12.86
Third Quarter	$16.98	$9.16
Fourth Quarter	$11.90	$8.61
2010:
First Quarter	$11.94	$8.25
Second Quarter	$12.06	$8.79
Third Quarter	$10.77	$8.04
Fourth Quarter	$15.69	$9.29

As of February 22, 2012, there were approximately 294 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on February 22, 2012 was $11.97.

Dividend Policy

We have not declared or paid any dividends since 2000, and we do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain any future earnings to finance future operations and the expansion of our business.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 31, 2006, to December 31, 2011, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the NASDAQ Composite Index; and

•	the Dow Jones U.S. Electrical Components & Equipment Index.

The graph assumes $100 was invested in our common stock on December 31, 2006, and an investment in NASDAQ Composite Index and the Dow Jones US Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., The NASDAQ Composite Index

The Dow Jones US Electrical Components & Equipment Index

*	$100 invested on December 31, 2006 in stock or index, including reinvestment of dividends.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
TTM Technologies, Inc.	100.00	102.91	45.98	101.77	131.69	96.73
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Dow Jones US Electrical Components & Equipment	100.00	119.88	61.15	99.31	127.76	114.47

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

	Year Ended December 31,
	2011	2010(1)	2009(2)	2008(2)	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,428,639	$1,179,671	$582,476	$680,981	$669,458
Cost of goods sold	1,127,326	925,266	479,267	543,741	539,205

Gross profit	301,313	254,405	103,209	137,240	130,253

Operating expenses:
Selling and marketing	36,891	34,345	26,517	30,436	29,835
General and administrative	92,682	79,668	36,548	33,255	32,712
Amortization of definite-lived intangibles	17,311	13,678	3,440	3,799	4,126
Impairment of goodwill	15,184	—	—	117,018	—
Impairment of long-lived assets	48,125	766	12,761	6,304	—
Restructuring charges	—	389	5,490	—	—
Metal reclamation	—	—	—	(3,700)	—

Total operating expenses	210,193	128,846	84,756	187,112	66,673

Operating income (loss)	91,120	125,559	18,453	(49,872)	63,580
Other income (expense):
Interest expense	(26,504)	(22,255)	(11,198)	(11,065)	(13,828)
Other, net	8,616	5,333	868	(434)	1,516

Total other expense, net	(17,888)	(16,922)	(10,330)	(11,499)	(12,312)
Income (loss) before income taxes	73,232	108,637	8,123	(61,371)	51,268
Income tax (provision) benefit	(26,005)	(28,738)	(3,266)	24,460	(16,585)

Net income (loss)	47,227	79,899	4,857	(36,911)	34,683
Less: Net income attributable to the noncontrolling interest	(5,359)	(8,368)	—	—	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$41,868	$71,531	$4,857	$(36,911)	$34,683

Earnings (loss) per common share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.52	$1.02	$0.11	$(0.86)	$0.82
Diluted	$0.51	$1.01	$0.11	$(0.86)	$0.81
Weighted average common shares:
Basic	81,176	70,220	43,080	42,681	42,242
Diluted	81,944	70,819	43,579	42,681	42,568
Other Financial Data:
Depreciation of property, plant and equipment	$69,698	$48,747	$19,140	$21,324	$22,772

(1)	Our results for the year ended December 31, 2010, include 267 days of activity of the PCB Subsidiaries, which we acquired on April 8, 2010.

(2)	Effective January 1, 2009, we adopted new authoritative guidance for convertible debt instruments with retrospective application to the date of the issuance of convertible debt, which for us was May 2008. The implementation of the new authoritative guidance for convertible debt instruments increased interest expense by $2.6 million for the year ended December 31, 2008.

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$234,394	$258,299	$323,112	$280,362	$98,839
Total assets	1,749,069	1,761,952	543,058	540,240	498,798
Convertible senior notes	151,153	145,283	139,882	134,914	—
Long-term debt, including current maturities	338,247	380,118	—	—	85,000
TTM Technologies, Inc. stockholders’ equity	808,917	728,255	340,917	330,036	328,594

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Supplemental Data:
EBITDA(1)	$186,861	$193,434	$42,028	$(25,065)	$92,110
Net cash provided by operating activities	179,345	125,819	73,977	75,632	73,984
Net cash (used in) provided by investing activities	(140,617)	32,956	(128,497)	(21,281)	(1,705)
Net cash (used in) provided by financing activities	(55,215)	(35,368)	440	74,793	(113,828)

(1)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA to enhance the understanding of our operating results. EBITDA is a key measure we use to evaluate our operations. We provide our EBITDA because we believe that investors and securities analysts will find EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of EBITDA to the financial information in our consolidated statement of operations.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net income (loss)	$47,227	$79,899	$4,857	$(36,911)	$34,683
Add back items:
Income tax provision (benefit)	26,005	28,738	3,266	(24,460)	16,585
Interest expense	26,504	22,255	11,198	11,065	13,828
Depreciation of property, plant and equipment	69,698	48,747	19,140	21,324	22,772
Amortization of definite-lived intangibles	17,427	13,795	3,567	3,917	4,242

Total	139,634	113,535	37,171	11,846	57,427

EBITDA	$186,861	$193,434	$42,028	$(25,065)	$92,110

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition at December 31, 2011. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

OVERVIEW

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We provide our customers time-to-market and advanced technology products and offer a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. We serve a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and mobile media devices (cellular phones and smartphones). We also serve high-end computing, commercial aerospace/defense, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

In April 2010, we acquired from Meadville all of the issued and outstanding capital stock of four of its subsidiaries. These four companies and their respective subsidiaries collectively referred to as the PCB Subsidiaries, comprised Meadville’s PCB manufacturing and distribution business. See Note 3 in our consolidated financial statements.

Based on customer inputs regarding new product introductions and overall prospects for our business, the majority of our net sales for 2012 are expected in the second half of the year. Additionally, in January 2012 we temporarily closed a significant facility, Dongguan Shengyi Electronics Ltd. (SYE), located in Dongguan, China, for repairs and upgrades. The closure is expected to last until approximately June 2012. A majority of SYE’s production and a significant portion of its work force will be temporarily transferred to our other facilities located in South China during this period. We estimate net sales in our Asia Pacific operating segment will be reduced by approximately $3.0 million to $6.0 million in each of the first two quarters of 2012 as a result of this temporary closure.

While our customers include both OEM and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. We measure customers as those companies that have placed orders of $2,000 or more in the preceding 12-month period. As of December 31, 2011, we had approximately 1,220 customers and as of December 31, 2010 we had approximately 1,160 customers. Sales to our 10 largest customers accounted for 46%, 42% and 56% of our net sales in 2011, 2010 and 2009, respectively. We sell to OEMs both directly and indirectly through EMS companies.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

End Markets(1)	2011	2010	2009
Aerospace/Defense	16%	20%	44%
Cellular Phone	11	10	—
Computing/Storage/Peripherals	23	21	11
Medical/Industrial/Instrumentation/Other	8	9	8
Networking/Communications	36	35	36
Other	6	5	1

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

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

Our critical accounting policies include asset valuation related to bad debts and inventory; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; derivative instruments and hedging activities; realizability of deferred tax assets; and determining self-insurance reserves.

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

Sales Returns and Allowances

We derive revenues primarily from the sale of printed circuit boards and backplane assemblies using customer-supplied engineering and design plans and recognize revenue upon shipment. We provide our customers a limited right of return for defective printed circuit boards and backplane assemblies. We accrue an estimated amount for sales returns and allowances at the time of sale using our judgment based on historical information and anticipated returns as a result of current period sales. To the extent actual experience varies from our historical experience, revisions to these allowances may be required.

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. As necessary, we make judgments regarding future cash flow forecasts in the assessment of impairment.

During the fourth quarter of each year, and when events and circumstances warrant an evaluation, we perform our annual impairment assessment of goodwill, which requires the use of a fair-value based analysis. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary and consider factors such as the state of the economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2011, our assessment of goodwill impairment indicated that the carrying value of goodwill for our Shanghai backplane assembly reporting unit, in our North America segment, was in excess of its fair value, and therefore goodwill for the North America segment was impaired. See Note 5 to our consolidated financial statements.

We also assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary, which involve judgments related to future cash flows and the application of the appropriate valuation model. During the year ended December 31, 2011, we recorded an impairment charge in the amount of $48.1 million to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. See Note 8 to our consolidated financial statements.

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

RESULTS OF OPERATIONS

The year ended December 31, 2009 does not include the results of operations from our acquired PCB Subsidiaries, as the acquisition occurred on April 8, 2010. Included in the consolidated statement of operations for the year ended December 31, 2010 are 267 days of results of operations for the Asia Pacific operations for the period from April 9, 2010 through December 31, 2010. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.

The following table sets forth the relationship of various items to net sales in our consolidated statement of operations:

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	78.9	78.4	82.3

Gross profit	21.1	21.6	17.7

Operating expenses:
Selling and marketing	2.5	2.9	4.6
General and administrative	6.5	6.8	6.3
Amortization of definite-lived intangibles	1.2	1.2	0.5
Impairment of goodwill	1.1	—	—
Impairment of long-lived assets	3.4	0.1	2.2
Restructuring charges	—	—	0.9

Total operating expenses	14.7	11.0	14.5

Operating income	6.4	10.6	3.2
Other income (expense):
Interest expense	(1.9)	(1.9)	(1.9)
Other, net	0.6	0.5	0.1

Total other expense, net	(1.3)	(1.4)	(1.8)

Income before income taxes	5.1	9.2	1.4
Income tax provision	(1.8)	(2.4)	(0.6)

Net income	3.3	6.8	0.8
Less: Net income attributable to noncontrolling interest	(0.4)	(0.7)	—

Net income attributable to TTM Technologies, Inc. stockholders	2.9%	6.1%	0.8%

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

The following table compares net sales by reportable segment for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net Sales:
North America	$565,929	$581,828	$582,476
Asia Pacific	869,400	604,748	—

Total sales	1,435,329	1,186,576	582,476
Inter-segment sales	(6,690)	(6,905)	—

Total net sales	$1,428,639	$1,179,671	$582,476

Net Sales

Total net sales increased by $248.9 million, or 21.1%, from $1,179.7 million for the year ended December 31, 2010 to $1,428.6 million for the year ended December 31, 2011. Sales related to the North America segment decreased by $15.9 million, or 2.7%, from $581.8 million for the year ended December 31, 2010 to $565.9 million for the year ended December 31, 2011. This decline in net sales reflects a decrease in PCB sales volume of 13% and the closure of our Hayward, California backplane assembly facility, partially offset by a 9% increase in average PCB selling price and increased sales at our other backplane assembly facilities. Sales for the Asia Pacific segment, excluding inter-segment sales, increased by $264.9 million from $597.8 million for the year ended December 31, 2010 to $862.7 million for the year ended December 31, 2011. This increase was mainly due to the inclusion of a full year of Asia Pacific net sales in 2011 compared to 9 months in 2010 due to our acquisition of the PCB Subsidiaries in April 2010. In addition, we experienced an increase in PCB prices of approximately 22% resulting from a product mix shift from standard HDI and conventional PCBs to advanced HDI PCBs, partially offset by a decrease of approximately 14% in daily PCB production. Net sales from advanced HDI PCB’s as a percentage of Asia Pacific net sales increased from approximately 6% for the year ended December 31, 2010 to approximately 20% for the year ended December 31, 2011.

Total net sales increased $597.2 million, from $582.5 million for the year ended December 31, 2009 to $1,179.7 million for the year ended December 31, 2010. Sales for the North America segment remained consistent with net sales of $582.5 million for the year ended December 31, 2009 and net sales of $581.8 million for the year ended December 31, 2010. Sales volume at a number of our facilities increased due to an improved economy and the transfer of work from our closed facilities partially offset by the lost revenue resulting from the closure of our Los Angeles, California facility in November 2009, and our Hayward, California facility in March 2010. The revenue reflects a decrease of 2% in our average PCB selling price from the year ended December 31, 2009 as compared to the year ended December 31, 2010 and an increase in PCB volume of 7% from the year ended December 31, 2009 as compared to December 31, 2010 due to the improved economy. Sales for the Asia Pacific segment, excluding inter-segment sales, increased by $597.8 million due to our acquisition of the PCB Subsidiaries in April 2010.

The inter-segment sales for the years ended December 31, 2011 and 2010 are sales from the Asia Pacific operating segment to the North America operating segment.

Cost of Goods Sold

Total cost of goods sold increased by $202.0 million from $925.3 million for the year ended December 31, 2010 to $1,127.3 million for the year ended December 31, 2011. Cost of goods sold related to the North America segment decreased $11.9 million from $461.9 million for the year ended December 31, 2010 to $450.0 million for the year ended December 31, 2011. This decrease was primarily due to lower sales volume and lower labor costs at several PCB manufacturing plants. As a percentage of net sales, cost of goods sold for the North America segment increased slightly from 79.4% for the year ended December 31, 2010 to 79.5% for the year ended

December 31, 2011. Cost of goods sold related to the Asia Pacific segment increased $213.9 million from $463.4 million for the year ended December 31, 2010 to $677.3 million for the year ended December 31, 2011 primarily due to the inclusion of a full year of costs following our acquisition of the PCB Subsidiaries in April 2010. The increase in costs was also due to higher labor costs in Asia and increased overhead, mainly driven by higher depreciation expense. As a percentage of net sales, cost of goods sold related to the Asia Pacific segment increased from 77.5% for the year ended December 31, 2010 to 78.5% for the year ended December 31, 2011 for the reasons mentioned above.

Cost of goods sold increased $446.0 million from $479.3 million for the year ended December 31, 2009 to $925.3 million for the year ended December 31, 2010. Cost of goods sold for the North America segment decreased $17.4 million, or 3.6%, from $479.3 million for the year ended December 31, 2009 to $461.9 million for the year ended December 31, 2010 due to reduced overhead from the facility closures discussed above, as well as lower direct material costs due to lower volumes of backplane assemblies, which inherently have a higher material content, partially offset by increased PCB production volume. As a percentage of net sales, cost of goods sold decreased from 82.3% for the year ended December 31, 2009 to 79.4% for the year ended December 31, 2010, primarily due to cost savings from our closed facilities and increased absorption of fixed costs across a smaller plant footprint following the closure of our Los Angeles and Hayward, California facilities. Cost of goods sold related to the Asia Pacific segment were $463.4 million for the year ended December 31, 2010 due to our acquisition of the PCB Subsidiaries in April 2010.

Gross Profit

As a result of the foregoing, gross profit increased by $46.9 million from $254.4 million for the year ended December 31, 2010 to $301.3 million for the year ended December 31, 2011. The overall gross margin decreased from 21.6% for the year ended December 31, 2010 to 21.1% for the year ended December 31, 2011. The decrease in gross margin was primarily due to higher labor costs in China and increases in depreciation expense in our Asia Pacific segment.

Gross profit increased $151.2 million from $103.2 million for the year ended December 31, 2009 to $254.4 million for the year ended December 31, 2010, primarily due to our acquisition of the PCB Subsidiaries. Overall gross margin increased from 17.7% for the year ended December 31, 2009 to 21.6% for the year ended December 31, 2010 due primarily to historically higher overall profit margins for the Asia Pacific segment, which were primarily attributable to that segment’s sale of HDI PCBs, partially offset by $6.7 million of increased costs in the Asia Pacific segment due to the fair value mark up of acquired inventory of the PCB Subsidiaries. Overall gross margin also increased due to cost savings from our closed U.S. facilities and higher fixed cost absorption on higher volumes in our North America segment.

Selling and Marketing Expenses

Selling and marketing expenses increased by $2.6 million, or 7.6%, from $34.3 million for the year ended December 31, 2010 to $36.9 million for the year ended December 31, 2011. As a percentage of net sales, selling and marketing expenses were 2.9% for the year ended December 31, 2010 as compared to 2.5% for the year ended December 31, 2011. The decline in selling and marketing expense for the year ended December 31, 2011 as a percentage of net sales is due to the inclusion of a full year of results for the Asia Pacific segment, which has lower selling expenses than our North America segment.

Selling and marketing expenses increased $7.8 million, or 29.4%, from $26.5 million for the year ended December 31, 2009 to $34.3 million for the year ended December 31, 2010 due to our acquisition of the PCB Subsidiaries. As a percentage of net sales, selling and marketing expenses were 4.6% for the year ended December 31, 2009 as compared to 2.9% for the year ended December 31, 2010. The decline in selling and marketing expense as a percentage of net sales is due to our acquisition of the PCB Subsidiaries in April 2010, which have lower selling expenses than our North America segment.

General and Administrative Expense

General and administrative expenses increased $13.0 million from $79.7 million, or 6.8% of net sales, for the year ended December 31, 2010 to $92.7 million, or 6.5% of net sales, for the year ended December 31, 2011.

The increase in expense for the year ended December 31, 2011 primarily relates to inclusion of a full year of results for the Asia Pacific segment. The decrease in general and administrative expense as a percentage of sales is related to $9.2 million of acquisition-related costs incurred in 2010.

General and administrative expenses increased $43.2 million from $36.5 million, or 6.3% of net sales, for the year ended December 31, 2009 to $79.7 million, or 6.8% of net sales, for the year ended December 31, 2010. The increase in expense primarily relates to our acquisition of the PCB Subsidiaries in April 2010.

Amortization of Definite-Lived Intangibles

Intangible amortization expense increased by $3.6 million from $13.7 million, or 1.2% of net sales, for the year ended December 31, 2010 to $17.3 million, or 1.2% of net sales, for the year ended December 31, 2011 due to the inclusion of a full year of results for the Asia Pacific operating segment. Intangible amortization expense increased $10.3 million from $3.4 million, or 0.5% of net sales, for the year ended December 31, 2009 to $13.7 million, or 1.2% of net sales, for the year ended December 31, 2010. The increase was due to our acquisition of the PCB Subsidiaries in April 2010. Identifiable intangible assets include customer relationships, trade name and order backlog.

Impairment of Goodwill

During the fourth quarter of 2011, we recorded a goodwill impairment charge of $15.2 million related to our Shanghai backplane assembly facility, which was part of our 2006 acquisition of Tyco’s PCB business. As a result of our annual goodwill impairment testing, giving consideration to factors such as a weakening demand for this facility’s products, as well as price pressure from a key telecommunications infrastructure customer and reduced expectations for future cash flows as indicators for potential goodwill impairment, we determined that the carrying value of our Shanghai backplane assembly reporting unit, which is included as a part of our North America operating segment, exceeded its implied fair value, resulting in an impairment charge.

Impairment of Long-Lived Assets

During the year ended December 31, 2011, we recorded an impairment charge in the amount of $48.1 million to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge includes $39.8 million related to manufacturing equipment held for use at a plant acquired by Meadville in 2007. We had previously reduced the carrying value for some of these assets during our purchase price allocation related to the acquisition of the PCB Subsidiaries. Weaker than expected operating performance at this manufacturing plant in the first six months of 2011, resulting from a downturn in the profitability of its products as well as a reduction in expected future demand for these products, resulted in an asset impairment during the second quarter of 2011. Based on the undiscounted cash flows for this plant, an impairment of the manufacturing assets was indicated. In addition, the manufacturing equipment at this plant cannot be used at our other manufacturing sites. The fair value of these manufacturing assets was determined using a discounted cash flow model over their remaining useful life with the impairment being the difference between the carrying value and fair value of the asset group. The impairment charge also includes $8.3 million related to manufacturing equipment that, due to the change in market conditions noted above, has become or is expected to become technologically obsolete. Accordingly, during the year ended December 31, 2011, we revised our classification of these assets to assets held for sale or disposal. The fair value of these assets was determined using third party quotes or other estimates of salvage value, and the assets’ carrying value was written down to salvage value. The new carrying value of the assets held for sale or disposal is approximately $1.0 million, which is included in machinery and equipment in property, plant and equipment, net in the accompanying consolidated condensed balance sheet.

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

Other Income (Expense)

Total other expense, net increased by $1.0 million from $16.9 million for the year ended December 31, 2010 to $17.9 million for the year ended December 31, 2011. The increase in total other expense, net for the year ended December 31, 2011 was primarily due to interest expense related to the debt assumed at the date of acquisition of the PCB Subsidiaries, partially offset by a realized gain of $1.7 million related to the early settlement of a related party financing obligation related to the remaining 20% interest in Meadville Aspocomp (BVI) Holdings Ltd., as well as approximately $5.3 million of foreign currency transaction gains.

Total other expense, net increased $6.6 million from $10.3 million for the year ended December 31, 2009 to $16.9 million for the year ended December 31, 2010. The increase in total other expense, net was primarily due to interest expense related to the debt assumed at the date of acquisition of the PCB Subsidiaries, as well as increased amortization of costs related to the issuance of this debt. For the year ended December 31, 2010, the increase in interest expense was partially offset by $3.2 million of foreign currency transaction gains.

Income Taxes

The provision for income taxes remained consistent from $28.7 million for the year ended December 31, 2010 to $26.0 million for the year ended December 31, 2011. Our effective tax rate was 35.5% and 26.5% for the years ended December 31, 2011 and 2010, respectively. Our effective tax rate increased in 2011 primarily due to the impairment of long-lived assets, for which a tax benefit was not recorded, partially offset by an increase in total earnings generated in lower-tax jurisdictions, which have a lower effective tax rate than our North America operations. In addition, our 2011 tax rate benefited from research and development credits in our North America operations. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of December 31, 2011 and 2010, we had net deferred income tax assets of approximately $14.0 million and $18.3 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

The provision for income taxes increased $25.4 million from $3.3 million for the year ended December 31, 2009 to $28.7 million for the year ended December 31, 2010 primarily due to higher pre-tax income. Our effective tax rate was 26.5% for the year ended December 31, 2010 and 40.2% for the year ended December 31, 2009. Our effective tax rate decreased in 2010 primarily due to the acquisition of the PCB Subsidiaries, which have a lower effective tax rate than our North America operations, partially offset by the impact of the non-deductibility of certain transaction costs. Additionally, certain foreign losses generated are not likely-to be realizable, and thus no income tax benefit has been recognized on these losses. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Additionally, as of December 31, 2010, we had net deferred income tax assets of approximately $18.3 million. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of Convertible Notes and, more recently, the issuance of term and revolving debt. Our principal uses of cash have been to finance capital expenditures, meet debt service requirements, fund working capital requirements and finance acquisitions. We anticipate that servicing debt, financing capital expenditures, funding working capital requirements, and acquisitions will continue to be the principal demands on our cash in the future. We have approximately $121.0 million of debt payments due in the next 12 months. As of February 22, 2012, there was approximately $78.0 million outstanding and approximately $9.5 million available on our Revolving Loan.

As of December 31, 2011, we had net working capital of approximately $234.4 million compared to $258.3 million as of December 31, 2010. This decrease in working capital is primarily attributable to an increase in current liabilities for debt repayments due in the next 12 months as of December 31, 2011.

As of December 31, 2011, we had cash and cash equivalents of approximately $196.0 million, $70.4 million of which was located in Asia. Cash and cash equivalents located in our Asia Pacific operating segment are expected to remain for use in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China, which is managed in conjunction with our U.S. operations, are expected to be repatriated.

Our 2012 capital expenditure plan is expected to total approximately $120 million (of which approximately $100 million relates to our Asia Pacific segment). It will fund capital equipment purchases to increase production capacity, especially for advanced HDI and rigid flex PCB manufacturing, expand our technological capabilities and replace aging equipment. Additionally, our Asia Pacific segment estimates that approximately $6 million of the $100 million in planned capital expenditures will be used for the repair and upgrade of our SYE facility in Dongguan, China, as discussed in our Results of Operations.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash available from borrowings under our existing credit arrangements will be adequate to meet our currently anticipated capital expenditure, debt service, working capital, and acquisition needs for the next 12 months. We believe that there is minimal risk of not being in compliance with our existing financial covenants so as to accelerate the maturity of the Credit Agreement. However, the semiannual repayments on our existing term loan increase as the related debt nears maturity in 2013. Should we choose to maintain a significant level of annual capital expenditures or to pursue an acquisition during the next two years, refinancing of our existing debt would likely be necessary. Any such refinancing would seek to address all possible demands on our liquidity listed above. In the event we decide to engage in a significant refinancing transaction, the adequacy of our liquidity will depend on our ability to achieve access to capital markets.

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

The Credit Agreement consists of a $350.0 million senior secured Term Loan, an $87.5 million senior secured Revolving Loan, a $65.0 million Factoring Facility, and an $80.0 million Letters of Credit Facility, all of which mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of the PCB Subsidiaries. The Company has fully and unconditionally guaranteed the full and punctual payment of all obligations of the PCB Subsidiaries under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings bear interest at a rate of LIBOR plus 2.0% under the Term Loan, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. At December 31, 2011, the weighted average interest rate on the outstanding borrowings was 2.30%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. During the years ended December 31, 2011 and 2010, we entered into amendments to the Credit Agreement that amended certain of the Credit Agreement financial covenants related to us and our PCB Subsidiaries. At December 31, 2011, we were in compliance with the covenants.

We are required to pay a commitment fee of 0.20% per annum on any unused portion of loan or facility under the Credit Agreement. For both of the years ended December 31, 2011 and 2010, we incurred $0.3 million in commitment fees related to the unused portion of the loan or facility under the Credit Agreement. As of

December 31, 2011, the remaining Term Loan of $297.5 million and $41.9 million of Letters of Credit were outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $87.5 million and $65.0 million, respectively. As of February 22, 2012, there was approximately $78.0 million outstanding and approximately $9.5 million available on our Revolving Loan.

Bank Loans

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for our mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or People’s Bank of China rates with a margin adjustment. These bank loans expire at various dates through August 2013.

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

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of December 31, 2011, none of the conversion criteria had been met.

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

Other Letters of Credit

In addition to the letters of credit obtained by the PCB Subsidiaries pursuant to the Credit Agreement, we maintain several letters of credit: a $2.3 million standby letter of credit expiring on December 31, 2012 associated with our insured workers compensation program; a $1.0 million standby letter of credit expiring on February 28, 2013 related to the lease for one of our production facilities; and various other letters of credits aggregating to approximately $3.1 million related to purchases of machinery and equipment with various expiration dates through June 2012.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of December 31, 2011:

Contractual Obligations(1)(2)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt obligations	$338,327	$120,962	$217,360	$5	$—
Convertible debt obligations	175,000	—	—	175,000	—
Interest on debt obligations	30,501	12,785	14,872	2,844	—
Interest rate swap liabilities	3,394	2,798	596	—	—
Foreign currency forward contract liabilities	1,839	631	1,208	—	—
Equipment payables	55,099	55,099	—	—	—
Purchase obligations	79,701	55,133	24,568	—	—
Operating lease commitments	3,930	1,835	871	454	770

Total contractual obligations	$687,791	$249,243	$259,475	$178,303	$770

(1)	Unrecognized uncertain tax benefits of $0.9 million are not included in the table above as we are not sure when the amount will be paid.

(2)	Estimated environmental liabilities of $0.6 million, not included in the table above, are accrued and recorded as liabilities in our consolidated balance sheet as of December 31, 2011.

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

Seasonality

As a result of the product and customer mix of our Asia Pacific operating segment, a portion of our revenue is subject to seasonal fluctuations. These fluctuations include seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets that we serve. This seasonality typically results in higher net sales in the third quarter due to end customer demand for fourth quarter sales of consumer electronics products. Seasonal fluctuations also include the Chinese New Year holiday in the first quarter, which typically results in lower net sales. In addition, our accounting calendar causes the first quarter of the fiscal year to have fewer days than the other quarters, especially the fourth quarter. In some cases, the number of days can differ by as many as ten days between the first and fourth quarters, which can cause significantly lower first quarter sales.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate as we expect that we generally will be able to continue to pass along component price increases to our customers. Severe increases in inflation, however, could affect the global and U.S. economies and have an adverse impact on our business, financial condition and results of operations. In addition, we may not be able to pass along to our major customers significant increases in the costs of gold, copper and other commodities used in our products, which could have a material adverse impact on our gross profit margins.

Recently Issued Accounting Standards

On January 1, 2011, we adopted ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Our adoption of this standard did not have a material impact on our consolidated financial statements.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued an update to an accounting standard related to comprehensive income, whereby an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. We will adopt the amendments on January 1, 2012, and our adoption is not expected to have a material impact.

In September 2011, the FASB issued an update to an accounting standard related to testing goodwill for impairment whereby an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We will adopt the amendments on January 1, 2012 and our adoption is not expected to have a material impact.

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

On April 9, 2010, we entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146.5 million, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap applies a fixed interest rate against the first interest payments of a portion of the $350.0 million Term Loan for this period. The notional amount of the interest rate swap decreases to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at December 31, 2011 was $123.5 million. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period.

To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the year ended December 31, 2011. At inception, the fair value of the interest rate swap was zero. As of December 31, 2011 and 2010, the fair value of the swap was recorded as a liability of $2.7 million and $3.4 million, respectively, in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income in our consolidated condensed balance sheet. During the year ended December 31, 2011, the interest rate swap increased interest expense by $2.2 million. There was no impact to interest expense for the year ended December 31, 2010 as the interest rate swap did not hedge interest payments until the period beginning April 18, 2011. We have designated this interest rate swap as a cash flow hedge.

We also, through our acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40.0 million, for the period beginning October 8, 2008 and ending on July 30, 2012. The notional amount of the interest rate swap amortizes to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at December 31, 2011 was $26.0 million. Under the terms of the interest rate swap, we will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, we did not designate this interest rate swap as a cash flow hedge. As of December 31, 2011 and 2010, the fair value of the swap was recorded as a liability of $0.3 million in other accrued expenses and $1.2 million in other long-term liabilities, respectively. The change in fair value of this interest rate swap is recorded as other, net in the consolidated statement of operations.

As of December 31, 2011, approximately 63% of our long term debt was based on fixed rates, including notional amounts related to interest rate swaps. Based on our borrowings as of December 31, 2011, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.9 million.

Foreign currency risks

We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of the reporting process. Our Asia Pacific operations utilize the Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD) as the functional currencies, which results in us recording a translation adjustment that is included as a component of accumulated other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. We do not generally engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB and HKD nor do we currently use derivative instruments to reduce exposure to foreign currency risk for loans due from our foreign subsidiaries. However, we may consider the use of derivatives in the future. In general, our PRC customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risk in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary, which was settled in June 2011 when the put call option was settled in cash, and certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts at December 31, 2011 was approximately $44.7 million. We have designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation, which was settled in June 2011. In this instance, the hedged item was a recognized liability subject to foreign currency transaction gains and losses and, therefore, changes in the hedged item due to foreign currency exchange rates were already recorded in earnings. Therefore, hedge accounting was not applied.

The table below presents information about certain of the foreign currency forward contracts at December 31, 2011 and 2010:

	As of December 31, 2011		As of December 31, 2010
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands in USD)		(In thousands in USD)
Receive foreign currency/pay USD
Euro	$41,196	1.36	$31,685	1.32
Japanese Yen	3,511	0.01	4,581	0.01

	$44,707		$36,266

Estimated fair value, net (liability) asset	$(1,750)		$942

Debt Instruments

The table below presents information about certain of our debt instruments (bank borrowings) as of December 31, 2011 and 2010.

	December 31, 2011
	2012	2013	2014	2015	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
Variable Rate:
US$	$117,000	$192,500	$—	$—	$309,500	$308,554	2.26%
RMB	3,958	24,852	—	—	28,810	28,810	6.14%

Total Variable Rate	120,958	217,352	—	—	338,310	337,364

Fixed Rate:
US$	4	4	4	175,005	175,017	182,017	3.25%

Total Fixed Rate	4	4	4	175,005	175,017	182,017

Total	$120,962	$217,356	$4	$175,005	$513,327	$519,381

	December 31, 2010
	2011	2012	2013	2014	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
Variable Rate:
US$	$56,500	$117,000	$192,500	$—	$—	$366,000	$356,380	2.23%
RMB	10,619	3,792	—	—	—	14,411	14,411	5.48%

Total Variable Rate	67,119	120,792	192,500	—	—	380,411	370,791

Fixed Rate:
US$	4	5	4	4	175,004	175,021	207,529	3.25%

Total Fixed Rate	4	5	4	4	175,004	175,021	207,529

Total	$67,123	$120,797	$192,504	$4	$175,004	$555,432	$578,320

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps as of December 31, 2011.

	2012	2013	Fair Market Value
Average interest payout rate	2.63%	2.50%
Interest payout amount	(3,160)	(676)
Average interest received rate	0.30%	0.30%
Interest received amount	362	80
Fair value loss at December 31, 2011			(3,035)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We use a 13-week fiscal quarter accounting period with the first quarter ending on the Monday closest to and preceeding April 1 and the fourth quarter always ending on December 31. The first and fourth quarters of 2011 contained 87 and 96 days, respectively, and for 2010, the first and fourth quarters contained 88 and 95 days, respectively.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2011 (a):
Net sales	$342,801	$366,117	$358,261	$361,460
Gross profit	81,926	77,335	70,674	71,378
Income (loss) before income taxes	40,370	(11,794)	30,968	13,688
Net income (loss)	29,088	(20,268)	26,047	12,360
Net income (loss) attributable to TTM Technologies, Inc. stockholders	27,123	(20,903)	24,478	11,170
Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.34	$(0.26)	$0.30	$0.14
Diluted	$0.33	$(0.26)	$0.30	$0.14

Year Ended December 31, 2010: (b)
Net sales	$138,219	$310,248	$357,813	$373,391
Gross profit	26,973	57,094	80,335	90,003
Income before income taxes	7,079	11,126	41,584	48,848
Net income	4,485	6,740	32,145	36,529
Net income attributable to TTM Technologies, Inc. stockholders	4,485	4,929	29,091	33,026
Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.10	$0.06	$0.36	$0.41
Diluted	$0.10	$0.06	$0.36	$0.41

(a)	Includes long-lived asset impairment charges of $48.1 million in second quarter and a goodwill impairment charge of $15.2 million in the fourth quarter.

(b)	Our results for the quarters include the activity of PCB Subsidiaries, which we acquired on April 8, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2011, such disclosure controls and procedures were effective such that information required to be disclosed by us in reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of and with the participation of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 60 of this report.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to error or fraud. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements and Schedule on page 59 of this Report.

(2)	Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibits

1.1	Underwriting Agreement, dated May 8, 2008, among the Registrant, J.P. Morgan Securities Inc. and UBS Securities LLC(1)

3.1	Registrant’s Certificate of Incorporation, as amended(2)

3.2	Registrant’s Fourth Amended and Restated Bylaws(3)

4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company(1)

4.2	Supplemental Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company(1)

4.3	Form of Registrant’s common stock certificate(2)

4.4	Sell-Down Registration Rights Agreement, dated December 23, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and TTM Technologies, Inc.(4)

4.5	Registration Rights Agreement, dated as of April 9, 2010, by and among Tang Hsiang Chien, Su Sih (BVI) Limited, and the Registrant(5)

4.6	Shareholders Agreement, dated as of April 9, 2010, by and among Meadville Holdings Limited; Su Sih (BVI) Limited; Tang Hsiang Chien; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and the Registrant(5)

10.1	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(1)

10.2	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(1)

10.3	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(1)

10.4	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(1)

10.5	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(6)

10.6	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(6)

10.7	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(6)

10.8	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(6)

10.9*	Restated Employment Agreement, dated as of March 19, 2010, between the Registrant and Kenton K. Alder(7)

Exhibit Number	Exhibits

10.10	Amendment No. 1 to Restated Employment Agreement, dated as of January 16, 2012, by and between Kenton K. Alder and the Registrant. (8)

10.11	Reserved

10.12*	2006 Incentive Compensation Plan(9)

10.13*	Form of Stock Option Agreement(9)

10.14*	Form of Restricted Stock Unit Award Agreement(9)

10.15	Form of Indemnification Agreement with directors(10)

10.16	Stock Purchase Agreement, dated November 16, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, the Registrant, TTM Technologies International, Inc., and TTM Hong Kong Limited (now known as TTM Technologies (Asia Pacific) Limited).(11)

10.17*	Form of Executive Change in Control Severance Agreement(8)

10.18*	Form of Performance-Based Restricted Unit Award Agreement(12)

10.19	Reserved

10.20	Reserved

10.21	Credit Agreement, dated November 16, 2009, as amended on March 30, 2010 and further amended on August 3, 2010 and July 22, 2011, respectively, by and among certain PCB Subsidiaries, the Registrant, the Lenders, and the other parties named therein(13)

10.22	Waiver and Amendment Letter with The Hongkong and Shanghai Banking Corporation Limited, dated August 3, 2010(13)

10.23	Special Security Agreement(14)

10.24	Amendment Letter with the HongKong and Shanghai Banking Corporation Limited, dated July 22, 2011(15)

10.25*	Executive Director Deferred Compensation Plan(16)

21.1	Subsidiaries of the Registrant(17)

23.1	Consent of KPMG LLP, independent registered public accounting firm(17)

23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm(17)

31.1	Certification of Chief Executive Officer(17)

31.2	Certification of Chief Financial Officer(17)

32.1	Certification of Chief Executive Officer(17)

32.2	Certification of Chief Financial Officer(17)

101.INS**	XBRL Instance Document(17)

101.SCH**	XBRL Taxonomy Extension Schema Document(17)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document(17)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document(17)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document(17)

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the Commission) on May 14, 2008.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 6, 2011.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 2, 2011.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 23, 2009.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on April 13, 2010.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 22, 2008.

(7)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 24, 2010.

(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 19, 2012.

(9)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 2, 2010.

(11)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 16, 2009.

(12)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 30, 2010.

(13)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 5, 2010.

(14)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 22, 2010.

(15)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on July 27, 2011.

(16)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2011.

(17)	Filed herewith.

*	Management contract or Compensation Plan
**	Pursuant to Rule 406 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ Kenton K. Alder
Kenton K. Alder President and Chief Executive Officer

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenton K. Alder Kenton K. Alder	President, Chief Executive Officer (Principal Executive Officer), and Director	February 29, 2012

/s/ Steven W. Richards Steven W. Richards	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 29, 2012

/s/ Robert E. Klatell Robert E. Klatell	Chairman of the Board	February 29, 2012

/s/ James K. Bass James K. Bass	Director	February 29, 2012

/s/ Thomas T. Edman Thomas T. Edman	Director	February 29, 2012

/s/ Philip G. Franklin Philip G. Franklin	Director	February 29, 2012

/s/ Jacques S. Gansler Jacques S. Gansler	Director	February 29, 2012

/s/ Ronald W. Iverson Ronald W. Iverson	Director	February 29, 2012

/s/ John G. Mayer John G. Mayer	Director	February 29, 2012

/s/ Tom Chung Yen Tang Tom Chung Yen Tang	Director	February 29, 2012

/s/ Dov S. Zakheim Dov S. Zakheim	Director	February 29, 2012

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TTM Technologies, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows for the year then ended present fairly, in all material respects, the financial position of TTM Technologies, Inc. and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Irvine, California

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of TTM Technologies, Inc. and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Salt Lake City, Utah

March 15, 2011

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of December 31,
	2011	2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$196,052	$216,078
Available for sale securities	3,566	—
Accounts and notes receivable, net	316,568	287,703
Inventories	129,430	135,385
Prepaid expenses and other current assets	19,001	30,125
Deferred income taxes	6,917	7,208

Total current assets	671,534	676,499
Property, plant and equipment, net	766,800	740,630
Deferred income taxes	21,798	23,733
Goodwill	183,320	197,808
Definite-lived intangibles, net	80,508	97,873
Deposits and other non-current assets	25,109	25,409

	$1,749,069	$1,761,952

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt, net of discount	$120,882	$67,123
Accounts payable	149,055	154,600
Accounts payable due to related parties	36,851	50,374
Accrued salaries, wages and benefits	48,345	51,107
Equipment payable	55,099	59,802
Other accrued expenses	26,908	35,194

Total current liabilities	437,140	418,200

Convertible senior notes, net of discount	151,153	145,283
Long-term debt	217,365	312,995
Deferred income taxes	14,718	12,608
Related party financing obligation	—	20,399
Other long-term liabilities	6,023	19,609

Total long-term liabilities	389,259	510,894

Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 81,339 and 80,262 shares issued and outstanding in 2011 and 2010, respectively	81	80
Additional paid-in capital	535,558	519,051
Retained earnings	228,661	193,814
Statutory surplus reserve	7,021	—
Accumulated other comprehensive income	37,596	15,310

Total TTM Technologies, Inc. stockholders’ equity	808,917	728,255
Noncontrolling interest	113,753	104,603

Total equity	922,670	832,858

	$1,749,069	$1,761,952

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net sales	$1,428,639	$1,179,671	$582,476
Cost of goods sold	1,127,326	925,266	479,267

Gross profit	301,313	254,405	103,209

Operating expenses:
Selling and marketing	36,891	34,345	26,517
General and administrative	92,682	79,668	36,548
Amortization of definite-lived intangibles	17,311	13,678	3,440
Impairment of goodwill	15,184	—	—
Impairment of long-lived assets	48,125	766	12,761
Restructuring charges	—	389	5,490

Total operating expenses	210,193	128,846	84,756

Operating income	91,120	125,559	18,453

Other income (expense):
Interest expense	(26,504)	(22,255)	(11,198)
Other, net	8,616	5,333	868

Total other expense, net	(17,888)	(16,922)	(10,330)

Income before income taxes	73,232	108,637	8,123
Income tax provision	(26,005)	(28,738)	(3,266)

Net income	47,227	79,899	4,857
Less: Net income attributable to the noncontrolling interest	(5,359)	(8,368)	—

Net income attributable to TTM Technologies, Inc. stockholders	$41,868	$71,531	$4,857

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings per share	$0.52	$1.02	$0.11

Diluted earnings per share	$0.51	$1.01	$0.11

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2011, 2010 and 2009

			Additional Paid-In Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income	Total TTM Technologies, Inc Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance, December 31, 2008	42,811	$43	$209,401	$117,426	$—	$3,166	$330,036	$—	$330,036
Comprehensive Income:
Net income	—	—	—	4,857	—	—	4,857	—	4,857
Foreign currency translation adjustment, net of tax benefit of $22	—	—	—	—	—	(36)	(36)	—	(36)

Comprehensive income							4,821
Exercise of stock options	59	—	416	—	—	—	416	—	416
Tax shortfall from stock awards exercised or released	—	—	(621)	—	—	—	(621)	—	(621)
Issuance of common stock for restricted stock units	311	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,265	—	—	—	6,265	—	6,265

Balance, December 31, 2009	43,181	43	215,461	122,283	—	3,130	340,917	—	340,917
Acquisition of PCB Subsidiaries	36,334	36	294,346	—	—	—	294,382	93,478	387,860
Comprehensive Income:
Net income	—	—	—	71,531	—	—	71,531	8,368	79,899
Foreign currency translation adjustment, net of tax expense of $2,386	—	—	—	—		15,301	15,301	2,757	18,058
Unrealized loss on effective cash flow hedges, net of tax benefit of $564	—	—	—	—	—	(3,121)	(3,121)	—	(3,121)

Comprehensive income							83,711
Exercise of stock options	227	—	2,113	—	—	—	2,113	—	2,113
Excess tax benefits from stock awards exercised or released	—	—	218	—	—	—	218	—	218
Issuance of common stock for restricted stock units	520	1	—	—	—	—	1	—	1
Stock-based compensation	—	—	6,913	—	—	—	6,913	—	6,913

Balance, December 31, 2010	80,262	80	519,051	193,814	—	15,310	728,255	104,603	832,858
Comprehensive Income:
Net income	—	—	—	41,868	—	—	41,868	5,359	47,227
Foreign currency translation adjustment, net of tax expense of $486	—	—	—	—	—	21,340	21,340	3,791	25,131
Unrealized net loss on effective cash flow hedges, net of tax expense of $116	—	—	—	—	—	(263)	(263)	—	(263)
Less: losses realized on effective cash flow hedge in net earnings					—	122	122	—	122
Unrealized gain on available for sale securities	—	—	—	—	—	1,208	1,208	—	1,208
Less: gains realized on available for sale securities in net earnings	—	—	—	—	—	(121)	(121)	—	(121)

Comprehensive income	—	—	—	—	—		64,154
Transfer to statutory surplus reserve	—	—	—	(7,021)	7,021	—	—	—	—
Exercise of stock options	524	—	6,263	—		—	6,263	—	6,263
Excess tax benefits from stock awards exercised or released	—	—	2,169	—		—	2,169	—	2,169
Issuance of common stock for restricted stock units	553	1	—	—	—	—	1	—	1
Stock-based compensation	—	—	8,075	—	—	—	8,075	—	8,075

Balance, December 31, 2011	81,339	$81	$535,558	$228,661	$7,021	$37,596	$808,917	$113,753	$922,670

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$47,227	$79,899	$4,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	69,698	48,747	19,140
Amortization of definite-lived intangible assets	17,427	13,795	3,567
Amortization of convertible notes discount, debt discount and debt issuance costs	7,584	6,780	5,470
Non-cash interest imputed on other long-term liabilities and related party financing obligation	671	1,084	137
Income tax benefit from restricted stock units released and common stock options exercised	(1,734)	(506)	(24)
Deferred income taxes	5,903	16,400	(4,841)
Stock-based compensation	8,075	6,913	6,265
Impairment of goodwill	15,184	—	—
Impairment of long-lived assets	48,125	766	12,761
Realized gain on early payment of related party financing obligation	(1,659)	—	—
Realized gain on sale of securities	(147)	—	—
Unrealized gain on short-term investments	—	—	(325)
Net loss (gain) on sale of property, plant and equipment and other	703	437	(61)
Net unrealized loss (gain) on derivative assets and liabilities	1,074	(801)	—
Net realized foreign currency exchange loss	1,787	500	—
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	(27,993)	(79,920)	25,686
Inventories	6,273	(8,830)	10,850
Prepaid expenses and other current assets	4,538	(10,394)	(101)
Accounts payable	(17,843)	23,400	(9,996)
Accrued salaries, wages and benefits and other accrued expenses	(5,548)	27,549	592

Net cash provided by operating activities	179,345	125,819	73,977

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(142,750)	(68,489)	(11,507)
Proceeds from sale of property, plant and equipment and assets held for sale	1,745	8,623	729
Acquisition of PCB Subsidiaries, net of cash acquired	—	(28,529)	—
Restricted cash for future acquisition	—	—	(120,000)
Restricted cash used for acquisition	—	120,000	—
Proceeds from the sale of securities / redemption of short-term investments	388	1,351	2,631
Purchase of licensing agreement	—	—	(350)

Net cash (used in) provided by investing activities	(140,617)	32,956	(128,497)

Cash flows from financing activities:
Repayment of long-term debt borrowings	(67,122)	—	—
Proceeds from new long-term borrowings	24,438	387,980	—
Repayment of assumed long-term debt in acquisition	—	(387,980)	—
Net repayment of revolving loan	—	(37,987)	—
Settlement of related party financing obligation	(20,528)	—	—
Proceeds from exercise of stock options	6,263	2,113	416
Excess tax benefits from stock awards exercised or released	1,734	506	24

Net cash (used in) provided by financing activities	(55,215)	(35,368)	440

Effect of foreign currency exchange rates on cash and cash equivalents	(3,539)	(1,676)	(38)

Net (decrease) increase in cash and cash equivalents	(20,026)	121,731	(54,118)
Cash and cash equivalents at beginning of year	216,078	94,347	148,465

Cash and cash equivalents at end of year	$196,052	$216,078	$94,347

Supplemental cash flow information:
Cash paid for interest	$19,352	$14,995	$5,699
Cash paid, net for income taxes	19,209	15,569	3,855

Supplemental disclosures of noncash investing and financing activities:

The Company issued common stock and replacement awards with a fair value of $294,382 in connection with the PCB Subsidiaries acquisition, (as defined in the accompanying notes.) See Note 3.

At December 31, 2011 and 2010 and 2009 accrued purchases of equipment totaled $56,063, $75,397 and $586, respectively.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. The Company provides advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. The Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and mobile media devices (cellular phones and smartphones). The Company also serves high-end computing, commercial aerospace/defense, and industrial/medical industries. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation and Transactions

The functional currency of certain of the Company’s subsidiaries is either the Chinese RMB or the Hong Kong Dollar. Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income (loss). Gains resulting from foreign currency transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $5,286, $3,174 and $26 for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.

The Company considers highly liquid investments with an effective maturity to the Company of more than three months and less than one year to be short-term investments.

Available for Sale Securities

Available for sale securities are comprised of 1,118 shares of a Helsinki Stock Exchange traded Finnish company. The Company recorded these securities as available for sale securities, and at December 31, 2011 such securities had a fair value of $3,566. The Company has classified this investment as available for sale as it has a readily determinable fair value and is not being held for trading purposes. Unrealized holding gains and losses on available for sale securities are recorded as a component of accumulated other comprehensive income in the consolidated balance sheet.

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

Additionally, in the normal course of business, the Company’s foreign subsidiaries utilize accounts receivable factoring arrangements. Under these arrangements, the Company may sell certain of its accounts receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the accounts receivable. In all arrangements there is no recourse against the Company for its customers’ failure to pay. The Company sold $68,802 and $49,372 of accounts receivable for the years ended December 31, 2011 and 2010. The Company did not sell any accounts receivable for the year ended December 31, 2009.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$1,827	$1,015	$1,620
Additions charged to expense	118	852	18
Deductions	(724)	(109)	(623)
Effect of foreign currency exchange rates	73	69	—

Balance at end of year	$1,294	$1,827	$1,015

Notes Receivable

Notes receivable represent short-term trade notes received from financial institutions on behalf of certain of the Company’s customers for the sale of PCBs and are reflected at estimated net realizable value, do not bear interest and do not generally require collateral. The Company does not maintain an allowance for doubtful accounts on these trade notes as the financial institution bears the risk of loss for uncollectibility. At December 31, 2011 and 2010, the Company had $24,474 and $7,511 of notes receivable, respectively.

Additionally, in the normal course of business, the Company’s foreign subsidiaries may sell certain of their notes receivable at an effective discount ranging from 1% to 3% of the notes receivable. The Company sold $57,124, $78,416 and $20,035 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

operating income (loss) in the period incurred. Depreciation and amortization expense on property, plant and equipment was $69,698, $48,747 and $19,140, for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $1,828, $1,522 and $287 during the years ended December 31, 2011, 2010 and 2009, respectively, in connection with various capital projects.

Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are included in operating income as incurred.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions.

The Company has two operating segments consisting of three reporting units. As of December 31, 2011, the Company performed its annual impairment test of goodwill at the reporting unit level, and concluded that goodwill was impaired for its Shanghai backplane assembly reporting unit, which is included in the North America operating segment. See Note 5 for information regarding the goodwill impairment recorded in 2011 as a result of the annual impairment test.

Intangible Assets

Intangible assets include customer relationships, trade name and licensing agreements, which are being amortized over their estimated useful lives using straight-line and accelerated methods. The estimated useful lives of such intangibles range from 3 years to 15 years. Amortization expense related to acquired licensing agreements is classified as a component of cost of goods sold.

Impairment of Long-lived Assets

Long-lived tangible assets, including property, plant and equipment, assets held for sale, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset groups may not be recoverable. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. See Note 8 for information regarding the long-lived impairments recorded.

The Company classifies assets to be sold as assets held for sale when (i) Company management has approved and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition and is ready for sale, (iii) an active program to locate a buyer and other actions required to sell the asset

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Revenue Recognition

The Company derives its revenue primarily from the sale of PCBs using customer supplied engineering and design plans and recognizes revenue when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectibility is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective PCBs. The Company accrues an estimated amount for sales returns and allowances related to defective PCBs at the time of sale based on its ability to estimate sales returns and allowances using historical information. The reserve for sales returns and allowances is included as a reduction to accounts receivable, net. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

The following summarizes the activity in the Company’s allowance for sales returns and allowances for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$4,380	$2,636	$3,291
Additions charged to expense	19,910	11,663	3,933
Deductions	(18,045)	(9,933)	(4,588)
Effect of foreign currency exchange rates	34	14	—

Balance at end of year	$6,279	$4,380	$2,636

Stock-Based Compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for its incentive compensation plan awards and acquired foreign employee stock awards.

The incentive compensation plan awards include performance-based restricted stock units, restricted stock units, and stock options and the associated compensation expense is based on the grant date fair value of the awards, net of estimated forfeitures, as well as an assessment of probability of the performance based awards vesting. Compensation expense for the incentive compensation plan awards is recognized on a straight line basis over the vesting period of the awards. The fair value of performance-based restricted stock units is estimated on the grant date using a Monte Carlo simulation model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The fair value of restricted stock units is measured on the grant date based on the quoted closing market price of the Company’s common stock. The fair value of the stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.

In conjunction with the acquisition of foreign subsidiaries in April 2010, existing foreign employee share awards were replaced with fractional shares of TTM common stock plus cash. See Notes 3 and 15. The fair value

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

of the foreign employee share awards was estimated based on the closing price of TTM’s common stock on the effective date of the acquisition plus cash equivalent in an amount to have been received by the foreign subsidiaries’ shareholders as a dividend after the close of the acquisition, net of forfeitures. Compensation expense for the foreign employee share awards is recognized on a straight line basis over the vesting period of the awards.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed for recoverability, and the Company records a valuation allowance to reduce its deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company does not provide for U.S. income taxes on undistributed earnings for its Asia Pacific operating segment as the foreign earnings will be permanently reinvested in such foreign jurisdictions. For the Company’s backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations, earnings are expected to be repatriated and therefore the Company has provided U.S. income taxes on undistributed earnings.

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

Self Insurance

The Company is primarily self insured in North America for group health insurance and workers compensation benefits provided to U.S. employees. The Company also purchases stop loss insurance to protect against annual claims per individual and at an aggregate level. The individual insured stop loss on the Company’s self insurance for each program is $250 per individual. Self insurance liabilities are estimated for claims incurred but not paid based on judgment, using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carrier and brokers. The Company has accrued $4,562 and $5,617 for self insurance liabilities at December 31, 2011 and 2010, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the consolidated balance sheets.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

environmental conditions. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted to the payable amount over time.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income (loss) is comprised of net income (loss), changes in the cumulative foreign currency translation adjustments and realized and unrealized gains or losses on hedged derivative instruments and available for sale securities.

Loss Contingencies

The Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Any legal fees expected to be incurred in connection with a contingency are expensed as incurred.

Recently Adopted and Issued Accounting Standards

On January 1, 2011, the Company adopted ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company’s adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2011, the Company adopted a new accounting standard related to revenue recognition in multiple-deliverable revenue arrangements. This standard eliminates the residual method of revenue allocation by requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The Company’s adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the Financial Accounting Standards Board (FASB) issued an update to an accounting standard related to comprehensive income, whereby an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company will adopt the amendments on January 1, 2012 and its adoption is not expected to have a material impact.

In September 2011, the FASB issued an update to an accounting standard related to testing goodwill for impairment whereby an entity has the option to first assess qualitative factors to determine whether the existence

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company will adopt the amendments on January 1, 2012 and its adoption is not expected to have a material impact.

(3)	Acquisition of PCB Subsidiaries

On the evening of April 8, 2010 (in the morning of April 9, 2010, Hong Kong time), the Company acquired from Meadville Holdings Limited (Meadville), an exempted company incorporated under the laws of the Cayman Islands, and from MTG Investment (BVI) Limited (MTG), a company incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of Meadville, all of the issued and outstanding capital stock of four wholly owned subsidiaries of MTG. These four companies, through their respective subsidiaries, engage in the business of manufacturing and distributing printed circuit boards, including circuit design, quick turnaround services, and drilling and routing services. Subsequent to the acquisition, these four companies and their subsidiaries (together, the PCB Subsidiaries) are subsidiaries of the Company and represent the Asia Pacific operating segment of the Company.

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

Bank fees and legal and accounting costs associated with the acquisition of the PCB Subsidiaries of $9,170 and $5,383 for the years ended December 31, 2010 and 2009, respectively, have been expensed and recorded as general and administrative expense in the consolidated statement of operations in accordance with ASC Topic 805, Business Combinations. There were no bank fees or legal and accounting costs associated with the acquisition of the PCB Subsidiaries for the year ended December 31, 2011.

The following summarizes the components of the PCB Subsidiaries purchase price:

(In thousands)
Value of TTM shares issued:
TTM shares issued with restrictions	$201,959
TTM shares issued without restrictions	89,965
Foreign employee replacement share awards	2,458

294,382
Cash consideration	114,034

Total	$408,416

The value of the shares of the Company’s common stock used in determining the purchase price was $9.06 per share, the closing price of the Company’s common stock on April 8, 2010, the effective date of the acquisition. Additionally, approximately 26,225 of the Company’s shares issued and subsequently distributed to the principal shareholders in the acquisition of the PCB Subsidiaries maintain certain restrictions, including a “lock-up” transfer restriction during the 18-month period following the closing of the acquisition of the PCB Subsidiaries and therefore, the fair value of these shares has been determined considering the restrictions, resulting in a discount of 15% from the closing share price. As of December 31, 2011, there were no longer any restrictions on the shares issued and subsequently distributed to the principal shareholders on April 8, 2010.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The foreign employee share awards were granted to certain employees involved in the PCB Subsidiaries business by a related party which was previously owned by the controlling shareholder of the PCB Subsidiaries before the Company’s acquisition of the PCB Subsidiaries. The fair value of the share awards included as purchase consideration was determined by using a $9.06 per share price plus cash prorated for the pre-combination service period. See Note 15.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

	Intangible Asset Acquired	Weighted-Average Amortization Period
	(In thousands)
Customer relationships	$84,998	8.0 years
Trade name	10,302	6.0 years
Order backlog	1,288	0.2 years

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Results of Operations

For the year ended December 31, 2010, net sales of $597,842 and net income of $58,586 from the PCB Subsidiaries’ operations were included in the consolidated statement of operations.

Pro forma Results of Operations

Unaudited pro forma operating results for the Company, assuming the acquisition of the PCB Subsidiaries occurred on January 1, 2010 and 2009 are as follows:

	For the Year Ended December 31,
	2010	2009
	(In thousands, except per share data)
Net sales	$1,362,515	$1,206,411

Net income	$78,072	$24,205

Basic earnings per share	$0.98	$0.30

Dilutive earnings per share	$0.97	$0.30

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the PCB Subsidiaries acquisition occurred as of January 1, 2010 and 2009, or the results that may be achieved in future periods.

(4)	Composition of Certain Consolidated Financial Statement Captions

	December 31,
	2011	2010
	(In thousands)
Inventories:
Raw materials	$44,340	$50,465
Work-in-process	46,945	47,178
Finished goods	38,145	37,742

	$129,430	$135,385

Property, plant and equipment, net:
Land and land use rights	$37,549	$36,444
Buildings and improvements	217,628	204,850
Machinery and equipment	627,361	477,886
Construction-in-progress	78,068	149,123
Furniture and fixtures and other	10,493	7,892

	971,099	876,195
Less: Accumulated depreciation	(204,299)	(135,565)

	$766,800	$740,630

Other accrued expenses:
Interest	$1,019	$1,015
Income taxes payable	4,037	9,252
Other	21,852	24,927

	$26,908	$35,194

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2011 and 2010, the Company recorded impairment charges in the amount of $48,125 and $766 to reduce the carrying values of certain long-lived assets in the Asia Pacific operating segment and an asset held for sale in the North America segment, respectively. See Note 8.

(5)	Goodwill and Definite-lived Intangibles

As of December 31, 2011 and 2010 goodwill by operating segment and the components of definite-lived intangibles were as follows:

Goodwill

	North America	Asia Pacific	Total
	(In thousands)
Balance as of December 31, 2010
Goodwill	$131,650	$183,176	$314,826
Accumulated impairment losses	(117,018)	—	(117,018)

	14,632	183,176	197,808

Impairment losses during the year	(15,268)	—	(15,268)
Foreign currency translation adjustment during the year	636	144	780

Balance as of December 31, 2011
Goodwill	$132,286	183,320	$315,606
Accumulated impairment losses	(132,286)	—	(132,286)

	$—	$183,320	$183,320

	North America	Asia Pacific	Total
	(In thousands)
Balance as of December 31, 2009
Goodwill	$131,148	$—	$131,148
Accumulated impairment losses	(117,018)	—	(117,018)

	14,130	—	14,130

Goodwill acquired during the year	—	183,267	183,267
Foreign currency translation adjustment during the year	502	(91)	411

Balance as of December 31, 2010
Goodwill	131,650	183,176	314,826
Accumulated impairment losses	(117,018)	—	(117,018)

	$14,632	$183,176	$197,808

The December 31, 2011 and 2010 goodwill balances include foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

As of December 31, 2011, the Company completed its annual goodwill impairment analysis of its reporting units and determined that an impairment of its Shanghai backplane assembly reporting unit, which was part of the 2006 acquisition of Tyco’s PCB business, in the North America operating segment, had occurred. Based on

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

the Company’s analysis, it recorded an impairment charge in the amount of $15,184 for the full amount of goodwill in the Shanghai backplane assembly reporting unit. In conjunction with the assessment, the Company considers factors such as a weakening demand for this facility’s products, as well as price pressure from a key telecommunications infrastructure customer and reduced expectations for future cash flows as indicators for potential goodwill impairment. There was no impairment of goodwill in any of the other reporting units.

In performing the impairment test for the year ended December 31, 2011, the fair value of the Company’s reporting units are determined using a combination of the income approach and the market approach as considered necessary. Under the income approach, the fair value of each reporting unit is calculated based on the present value of estimated future net cash flows. Under the market approach, fair value is estimated based on market multiples of earnings or similar measures for comparable companies and market transactions, when available.

There was no impairment of goodwill for the years ended December 31, 2010 and 2009.

Definite-lived Intangibles

	Gross Amount	Accumulated Amortization	Foreign Currency Rate Change	Net Carrying Amount	Weighted Average Amortization Period
		(In thousands)			(years)
December 31, 2011:
Strategic customer relationships	$120,427	$(47,450)	$291	$73,268	9.2
Trade name	10,302	(3,106)	(4)	7,192	6.0
Licensing agreements	350	(302)	—	48	3.0

	$131,079	$(50,858)	$287	$80,508

	Gross Amount	Accumulated Amortization	Foreign Currency Rate Change	Net Carrying Amount	Weighted Average Amortization Period
		(In thousands)			(years)
December 31, 2010:
Strategic customer relationships	$35,429	$(24,017)	$285	$11,697	12.0
Licensing agreements	350	(186)	—	164	3.0
Acquired intangibles from the acquisition of the PCB Subsidiaries:
Strategic customer relationships	84,998	(7,912)	$(57)	$77,029	8.0
Trade name	10,302	(1,313)	(6)	8,983	6.0
Order backlog	1,288	(1,286)	(2)	—	0.2

	$132,367	$(34,714)	$220	$97,873

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $17,427, $13,795 and $3,567 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
2012	$16,523
2013	15,528
2014	13,951
2015	12,476
2016	7,730

$66,208

(6)	Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of December 31, 2011 and 2010.

	Average Effective Interest Rate as of December 31, 2011	December 31, 2011	Average Effective Interest Rate as of December 31, 2010	December 31, 2010
	(In thousands)
Bank loans, due various dates through August 2013	4.72%	$40,810	3.39%	$30,412
Term loan due November 2013	2.30%	297,500	2.26%	350,000
Other	6.00%	17	6.00%	20

		338,327		380,432
Less Unamortized discount		(80)		(314)

		338,247		380,118
Less current maturities		(120,882)		(67,123)

Long-term debt, less current maturities		$217,365		$312,995

The maturities of long-term debt through 2013 are as follows:

(In thousands)
2012	$120,962
2013	217,356
Thereafter	9

$338,327

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for the Company’s mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or People’s Bank of China rates. These bank loans expire at various dates through August 2013.

On April 9, 2010, in conjunction with the acquisition of the PCB Subsidiaries, the Company became a party to a credit agreement (Credit Agreement) entered into on November 16, 2009 by certain PCB Subsidiaries. The Credit Agreement consists of a $350,000 senior secured term loan (Term Loan), an $87,500 senior secured revolving loan (Revolving Loan), a $65,000 factoring facility (Factoring Facility), and an $80,000 letters of credit facility (Letters of Credit Facility), all of which mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of the PCB Subsidiaries. The Company has fully and unconditionally guaranteed the full and punctual payment of all obligations of the PCB Subsidiaries under the Credit Agreement.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by Company) plus an applicable interest margin. Borrowings under the Term Loan will bear interest at a rate of LIBOR plus 2.0%, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. There is no provision, other than an event of default, for these interest margins to increase. At December 31, 2011 and 2010, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.30% and 2.26%, respectively.

The Company made scheduled payments of the outstanding Term Loan balance during 2011. All and any other outstanding balances under the Credit Agreement are due at the maturity date of November 16, 2013. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and PCB Subsidiaries level. During the years ended December 31, 2011 and 2010, the Company entered into amendments to the Credit Agreement that amended certain of the Credit Agreement financial covenants related to the Company and PCB Subsidiaries. At December 31, 2011, the Company was in compliance with the covenants.

The Company is also required to pay a commitment fee of 0.20% per annum on the unused portion of any loan or facility under the Credit Agreement. For the years ended December 31, 2011 and 2010, the Company incurred $314 and $260, respectively, in commitment fees related to unused borrowing availability under the Credit Agreement. As of December 31, 2011, all of the remaining Term Loan was outstanding, none of the Revolving Loan or Factoring Facility was outstanding, and $41,932 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $87,500 and $65,000, respectively, at December 31, 2011.

On April 9, 2010, the Company entered into an interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. See Note 11.

Other Letters of Credit

In addition to the letters of credit obtained by the PCB Subsidiaries pursuant to the Credit Agreement, the Company maintains several unused letters of credit: a $2,294 standby letter of credit expiring December 31, 2012 associated with its insured workers compensation program; a $1,000 standby letter of credit expiring February 28, 2013 related to the lease of one of its production facilities; and various other letters of credit aggregating to approximately $3,102 related to purchases of machinery and equipment with various expiration dates through June 2012.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At December 31, 2011 and 2010, the following summarizes the liability and equity components of the Convertible Notes:

	December 31, 2011	December 31, 2010
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(23,847)	(29,717)

Convertible Notes, net of discount	$151,153	$145,283

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At December 31, 2011 and, 2010, remaining unamortized debt issuance costs included in other non-current assets were $2,406 and $2,998, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At December 31, 2011, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 3.4 years.

The components of interest expense resulting from the Convertible Notes for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Contractual coupon interest	$5,688	$5,688	$5,688
Amortization of Convertible Notes debt discount	5,870	5,400	4,968
Amortization of debt issuance costs	592	545	502

	$12,150	$11,633	$11,158

For the years ended December 31, 2011, 2010 and 2009, the amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 8.37%.

Conversion

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of December 31, 2011, none of the conversion criteria had been met.

On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of December 31, 2011, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

Convertible Note Hedge and Warrant Transaction

In connection with the issuance of the Convertible Notes, the Company entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to the Company’s common stock. The hedge expires on May 15, 2015 and can only be executed upon the conversion of the above mentioned Convertible Notes. Additionally, the Company sold warrants to purchase 10,963 shares of its common stock at a price of $18.15 per share. The warrants expire ratably beginning August 2015 through February 2016. The Call Spread Transaction has no effect on the terms of the Convertible Notes and reduces potential dilution by effectively increasing the conversion price of the Convertible Notes to $18.15 per share of the Company’s common stock.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(8)	Impairment of Long-lived Assets

Impairment of long-lived assets was as follows for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Asia Pacific
Manufacturing equipment held for use	$39,850	$—	$—
Manufacturing equipment technologically obsolete	8,275	—	—
North America
Plant Closures:
Los Angeles, California	—	—	7,457
Redmond, Washington	—	—	737
Hayward, California	—	—	192
Assets held for sale:
Redmond, Washington	—	—	2,125
Dallas, Oregon	—	766	2,250

	$48,125	$766	$12,761

During the year ended December 31, 2011, the Company recorded an impairment charge in the amount of $48,125 to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge includes $39,850 related to manufacturing equipment held for use at a plant acquired by Meadville in 2007. The Company had previously reduced the carrying value for some of these assets during its purchase price allocation related to the acquisition of the PCB Subsidiaries. Weaker than expected operating performance at this manufacturing plant in the first six months of 2011, resulting from a downturn in the profitability of its products as well as a reduction in expected future demand, resulted in an asset impairment during the second quarter of 2011. Based on the undiscounted cash flows for this plant, an impairment of the manufacturing assets was indicated. In addition, the manufacturing equipment at this plant cannot be used at the Company’s other manufacturing sites. The fair value of these manufacturing assets was determined using a discounted cash flow model over their remaining useful life with the impairment being the difference between the carrying value and fair value of the asset group. The impairment charge is also comprised of $8,275 related to manufacturing equipment that, due to the change in market conditions noted above, has become or is expected to become technologically obsolete. Accordingly, during the year ended December 31, 2011, the Company revised its classification of these assets to assets held for sale or disposal. The fair value of these assets was determined using third party quotes or other estimates of salvage value, and the assets’ carrying value was written down to salvage value. The new carrying value of the assets held for sale or disposal is approximately $1,003, which is included in machinery and equipment in property, plant and equipment, net in the accompanying consolidated balance sheet.

For the years ended December 31, 2010 and 2009 the Company reduced the carrying value of the Dallas, Oregon facility, which was classified as an asset held for sale in a prior period, to record the estimated fair value less costs to sell, resulting in an impairment of $766 and $2,250, respectively, due to a depressed real estate market in the surrounding Dallas, Oregon region. During the year ended December 31, 2010, the Dallas, Oregon facility was sold.

For the year ended December 31, 2009, the Company recorded the impairment of certain long-lived assets for its Redmond, Washington, Los Angeles and Hayward, California facilities resulting from announced facility closures. These charges are presented as impairment of long-lived assets in the Company’s consolidated

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

statement of operations. Additionally, during the year ended 2009 the Company commenced the process of selling the buildings at the Redmond, Washington facility and classified the buildings as assets held for sale and recognized at the lesser of carrying value or fair value less costs to sell, resulting in impairment of $2,125. All of the buildings at the Redmond, Washington facility were sold for amounts approximating carrying value during the year ended December 31, 2010.

(9)	Restructuring Charges

Restructuring costs were as follows for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Separation Costs	Contract Termination	Total Costs	Separation Costs	Contract Termination	Total Costs
	(In thousands)
North America
Plant Closures:
Hayward and Los Angeles, California	$—	$389	$389	$2,284	$529	$2,813
Redmond, Washington	—	—	—	2,677	—	2,677

	$—	$389	$389	$4,961	$529	$5,490

There were no restructuring costs for the year ended December 31, 2011.

In September 2009, the Company announced its plan to close its Hayward and Los Angeles, California facilities and lay off approximately 340 employees at these sites. All accrued separation costs related to this restructuring have been paid. Contract termination costs related to building operating leases associated with the closure of these facilities, which the Company ceased use, were also recorded during the years ended December 31, 2010 and 2009. Remaining accrued contract termination costs at December 31, 2011 and 2010 were $384 and $416, respectively, and are included as a component of other accrued expenses in the consolidated balance sheet. Excluding the restructuring costs of the Redmond, Washington facility as discussed below, reductions related to the restructuring costs accrual for the years ended December 31, 2011, 2010 and 2009 were $32, $815 and $1,630, respectively, and were primarily related to payments made during the respective periods.

In January 2009, the Company announced its plan to close its Redmond, Washington facility and lay off approximately 370 employees at this site. In addition, the Company laid off about 140 employees at various other U.S. facilities in January 2009. The Redmond, Washington facility has been closed, all employees related to the January 2009 restructuring have been separated, and all accrued separation costs have been paid as of December 31, 2009.

During the year ended December 31, 2009, the Company also recorded $2,637 and $713 in inventory write-off costs related to the Hayward and Los Angeles, California and Redmond, Washington restructurings, respectively. These inventory write-off costs were recorded as a component of cost of goods sold in the consolidated statement of operations.

Long-lived asset impairments were also recognized as a result of these restructuring plans. See Note 8.

(10)	Income Taxes

The components of income before income taxes for the years ended December 31, 2011, 2010 and 2009 are:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$40,138	$32,275	$(1,040)
Foreign	33,094	76,362	9,163

Income before income taxes	$73,232	$108,637	$8,123

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The determination of the unrecognized deferred tax liability for the temporary difference related to these undistributed earnings is not practicable. At December 31, 2011 and 2010, these undistributed earnings aggregated approximately $42,269 and $69,991, respectively.

Foreign earnings attributable to its backplane assembly facility in Shanghai, China, which is managed in conjunction with the U.S. operations will be repatriated and therefore a deferred tax liability for U.S. income taxes on undistributed earnings has been recorded.

The components of income tax (provision) benefit for the years ended December 31, 2011, 2010 and 2009 are:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current (provision) benefit:
Federal	$(7,390)	$90	$(3,536)
State	(85)	(409)	(1,721)
Foreign	(13,326)	(12,215)	(2,839)

Total current	(20,801)	(12,534)	(8,096)

Deferred (provision) benefit:
Federal	(3,615)	(12,640)	3,419
State	(269)	(2,045)	1,313
Foreign	(1,320)	(1,519)	98

Total deferred	(5,204)	(16,204)	4,830

Total provision	$(26,005)	$(28,738)	$(3,266)

The following is a reconciliation between the statutory federal income tax rates and the Company’s effective income tax rates for the years ended December 31, 2011, 2010 and 2009, which are derived by dividing the income tax (provision) benefit by the income before income taxes:

	For the Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	(35.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit and state tax credits	(0.3)	(1.5)	(3.3)
Domestic production activities deduction	0.7	0.1	1.5
Foreign tax differential on foreign earnings	(0.7)	11.4	—
Other	(0.2)	(2.5)	(4.4)

Total provision for income taxes	(35.5)%	(26.5)%	(40.2)%

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred income tax assets:
Goodwill and intangible amortization	$10,564	$13,015
Reserves and accruals	6,902	7,236
Net operating loss carryforwards	13,245	14,147
State tax credit carryforwards, net of federal benefit	5,515	3,506
Stock-based compensation	3,055	2,872
Original issue discount on Convertible Notes	7,760	9,808
Property, plant and equipment basis differences	13,981	6,849
Other deferred income tax assets	2,344	1,600

	63,366	59,033
Less valuation allowance	(33,583)	(19,285)

	29,783	39,748
Deferred income tax liabilities:
Discount on senior convertible notes	(8,889)	(11,174)
Unrealized gain on currency translation	(2,877)	(1,821)
Repatriation of foreign earnings	(4,020)	(8,420)

Net deferred income tax assets	$13,997	$18,333

Deferred income tax assets, net:
Current deferred income taxes	$6,917	$7,208
Noncurrent deferred income taxes	7,080	11,125

At December 31, 2011 the Company’s foreign and multiple state net operating loss carryforwards for income tax purposes were approximately $55,228 and $67, respectively and if not utilized, the state and foreign net operating loss carryforwards will begin to expire in 2012 and 2018, respectively. At December 31, 2011, the Company’s state tax credit carryforwards were approximately $8,874, of which $6,923 have no expiration date.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Certain subsidiaries within the Asia Pacific segment have net operating loss carryforwards in various tax jurisdictions that the Company has determined are not more likely than not to be utilized. Based on historical performance and future expectations of these subsidiaries, the Company does not anticipate sufficient taxable income to utilize these net operating loss carryforwards. As a result, a full valuation allowance has been recorded for these subsidiaries at December 31, 2011. For the net deferred income tax asset, management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the activity in the Company’s valuation allowance for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$19,285	$—
Additions charged to expense	14,298	373
Additions for acquisition of PCB Subsidiaries	—	18,912
Deductions	—	—

Balance at end of year	$33,583	$19,285

The valuation allowance increases relate to foreign operations and are included as a component of foreign tax differential on foreign earnings within the reconciliation between the statutory federal income tax rates and the Company’s effective tax rates.

There were no valuation allowances for the year ended December 31, 2009.

Certain entities within the Asia Pacific segment have operated under tax holidays in China, which were effective through December 31, 2011. The impact of the China tax holidays decreased China taxes by $7,685 and $5,650 and increased both basic and dilutive earnings per share by $0.09 and $0.08 for the years ended December 31, 2011 and 2010, respectively. The Company will continue to file for the favorable reduced rates related to China tax holidays for the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	2011	2010	2009
	(In thousands)
Balance at January 1	$112	$112	$95
Additions based on tax positions related to the current year	181	—	—
Additions for tax positions of prior years	624	—	17
Reductions for tax positions of prior years	—	—	—
Lapse of statute	(30)	—	—
Settlements	—	—	—

Balance at December 31	$887	$112	$112

At December 31, 2011 and 2010, the Company classified $469 and $144, respectively, of total unrecognized tax benefits, which include accrued interest and penalties of $32, net of tax benefits for both 2011 and 2010, as a component of other long-term liabilities. Additionally, the Company reduced its deferred tax assets by $450 of total unrecognized tax benefits at December 31, 2011. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $437. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. As of December 31, 2011, the 2002 — 2010 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions.

(11)	Financial Instruments

Derivatives

Interest Rate Swaps

The Company’s business is exposed to interest rate risk resulting from fluctuations in interest rates on

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

certain variable rate LIBOR debt. Increases in interest rates would increase interest expenses relating to the outstanding variable rate borrowings of certain foreign subsidiaries and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of the debt obligations.

On April 9, 2010, the Company entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will applies a fixed interest rate against the first interest payments of a portion of the $350,000 Term Loan over the term of the interest rate swap. As part of the Company’s risk management strategy, the Company chose not to hedge its initial year interest payment cash flows of its Term Loan because of low current LIBOR rates which would have initially resulted in locking in a fixed rate higher than LIBOR spot rate at the onset.

The notional amount of the interest rate swap decreases to zero over its term, consistent with the Company’s risk management objectives. The notional value underlying the hedge at December 31, 2011 was $123,500. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period. The Company has designated this interest rate swap as a cash flow hedge.

At inception, the fair value of the interest rate swap was zero. As of December 31, 2011 and 2010, the fair value of the swap was recorded as a liability of $2,721 and $3,421, respectively, in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in the Company’s consolidated balance sheet. No ineffectiveness was recognized for the years ended December 31, 2011 and 2010. During the year ended December 31, 2011 the interest rate swap increased interest expense by $2,220. There was no impact to interest expense for the year ending December 31, 2010 as the interest rate swap did not hedge interest rate cash flows until the period beginning April 18, 2011.

Additionally, the Company, through its acquisition of the PCB Subsidiaries, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40,000, for the period beginning October 8, 2008 and ending on July 30, 2012. This interest rate swap applied to the PCB Subsidiaries’ pre-acquisition, long-term borrowings, which were paid-off on the acquisition date. The notional amount of the interest rate swap decreases to zero over its term. The notional value at December 31, 2011 was $26,000. Under the terms of the interest rate swap, the Company will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, the Company did not designate this interest rate swap as a cash flow hedge. As of December 31, 2011 and 2010, the fair value of the swap was recorded as a liability of $314 in other accrued expenses and $1,206 in other long-term liabilities, respectively. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated statement of operations.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to particular purchases or obligations, such as the related party financing obligation arising from the put call option to purchase the remaining 20% of a majority owned subsidiary in 2013 (Note 3), which was settled in June 2011 when the put call option was settled in cash (see Note 23), and certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at December 31, 2011 and 2010 was approximately $44,707 and $36,266, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges, with the exception of the foreign exchange contracts in relation to the related party financing obligation, which was recently settled in June 2011. In this instance, the hedged

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

item is a recognized liability subject to foreign currency transaction gains and losses and, therefore, changes in the hedged item due to foreign currency exchange rates are already recorded in earnings. Therefore, hedge accounting has not been applied.

The fair values of derivative instruments in the consolidated balance sheet are as follows:

		Asset / (Liability) Fair Value at December 31,
	Balance Sheet Location	2011	2010
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Deposits and other non-current assets	$—	$9
Foreign exchange contracts	Other accrued expenses	—	(1)
Foreign exchange contracts	Other long-term liabilities	(1,111)	(272)
Interest rate swap	Other long-term liabilities	(2,721)	(3,421)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	89	482
Foreign exchange contracts	Other accrued expenses	(631)	(4)
Foreign exchange contracts	Deposits and other non-current assets	—	728
Foreign exchange contracts	Other long-term liabilities	(97)	—
Interest rate swap	Other accrued expenses	(314)	—
Interest rate swap	Other long-term liabilities	—	(1,206)

		$(4,785)	$(3,685)

The following tables provide information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
				(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$700	$2,220	$—	$(3,421)	$—	$—
Foreign currency forward	Other, net	(847)	—	—	(264)	—	—

		$(147)	$2,220	$—	$(3,685)	$—	$—

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
	2011	2010
	(In thousands)
Beginning balance, net of tax	$(3,121)	$—
Changes in fair value loss, net of tax	(263)	(3,121)
Reclassification to earnings, net of tax	122	—

Ending balance, net of tax	$(3,262)	$(3,121)

The amounts recorded in accumulated other comprehensive income for the cash flow hedge related to the interest rate swap are reclassified into interest expense during the operative period of the swap, beginning April 18, 2011 and ending on April 16, 2013, and in the same period in which the related interest on the floating-rate debt obligation affects earnings. The Company expects that approximately $1,823 will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain (loss) recognized in other, net in the consolidated statement of operations on derivative instruments not designated as hedges is as follows:

	For the year ended December 31,
	2011	2010
	(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	$892	$489
Foreign exchange contracts	(24)	437

	$868	$926

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$3,566	$3,566	$—	$—
Derivative assets, current	89	89	482	482
Derivative liabilities, current	945	945	5	5
Derivative assets, non-current	—	—	737	737
Derivative liabilities, non-current	3,929	3,929	4,899	4,899
Long-term investment	—	—	2,714	2,280
Related party financing obligation	—	—	20,399	20,791
Long-term debt	338,247	337,381	380,118	370,812
Convertible senior notes	151,153	182,000	145,283	207,508

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

The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at December 31, 2011 and 2010.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange.

At December 31, 2011 and 2010, the Company’s financial instruments also included cash and cash equivalents, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

(12)	Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the computer and networking and communications and aerospace/defense industries, and most are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

As of December 31, 2011 and 2010, the Company’s 10 largest customers in the aggregate accounted for 53% of total accounts receivable in both years. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the year ended December 31, 2011, one customer accounted for approximately 11% of the Company’s net sales. For the years ended December 31, 2010 and 2009, there were no customers which accounted for 10% or greater of the Company’s net sales. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operation.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

At December 31, 2011 and 2010, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Cash equivalents	$89,404	$89,404	—	—
Available for sale securities	3,566	3,566	—	—
Foreign exchange derivative assets	89	—	$89	—
Interest rate swap derivative liabilities	3,035	—	3,035	—
Foreign exchange derivative liabilities	1,839	—	1,839	—

		Fair Value Measurements Using:
	December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Cash equivalents	$81,254	$81,254	—	—
Foreign exchange derivative assets	1,219	—	$1,219	—
Interest rate swap derivative liabilities	4,627	—	4,627	—
Foreign exchange derivative liabilities	277	—	277	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2011 and 2010.

The following is a summary of activity for fair value measurements using Level 3 inputs for the year ended December 31, 2010:

Fair Value Measurement using Significant Unobservable Inputs (Level 3)	For the Year Ended December 31, 2010
(In thousands)
Beginning balance	$1,351
Transfers to level 3	—
Settlement	(1,351)
Changes in fair value included in earnings	—

Ending balance	$—

There was no activity for fair value measurement using Level 3 inputs for the year ended December 31, 2011.

The changes in fair value included in earnings for the year ended December 31, 2009 have been included in other, net in the consolidated statement of operations.

The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

For the years ended December 31, 2011, 2010 and 2009, the following non-financial instruments were measured at fair value on a nonrecurring basis using the type of inputs shown:

	Fair Value Measurements Using:
	December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Year Ended December 31, 2011
	(In thousands)
Goodwill	$183,320	—	—	$183,320	$15,184
Long-lived assets	19,331	—	19,331	—	48,125

					$63,309

	Fair Value Measurements Using:
	December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Year Ended December 31, 2010
	(In thousands)
Asset held for sale	—	—	—	—	$766

	Fair Value Measurements Using:
	December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Year Ended December 31, 2009
	(In thousands)
Long-lived assets held and used	$1,516	—	$1,516	—	$8,386
Asset held for sale	7,875	—	7,875	—	4,375
Asset retirement obligation	691	—	—	$691	—

					$12,761

The fair value of goodwill was determined using a combination of the income approach and the market approach as considered necessary, which are considered to be Level 3 inputs.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(14)	Commitments and Contingencies

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

The following is a schedule of future minimum lease payments as of December 31, 2011:

Operating Leases
(In thousands)
2012	$1,835
2013	590
2014	281
2015	226
2016	228
Thereafter	770

Total minimum lease payments	$3,930

Total rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $2,981, $3,129, and $4,503, respectively.

Legal Matters

The Company is subject to various other legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at December 31, 2011 and 2010. However, these amounts are not material to the consolidated financial statements.

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

The Company is involved in various stages of investigation and cleanup of three sites in Connecticut and one in California related to environmental remediation matters. The ultimate cost of site cleanup for the three Connecticut sites and one California site is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The third Connecticut site was investigated under Connecticut’s Land Transfer Act and no contamination above applicable standards was found. A verification report seeking confirmation of no further action was submitted in June 2011.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company concluded that it was probable that it would incur remediation and monitoring costs for the other three sites of approximately $628 and $558 as of December 31, 2011 and 2010, respectively, the liability for which is included in other long-term liabilities. The Company estimates that it will incur the remediation costs over the next 12 to 84 months. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.

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

(15)	Stock-Based Compensation

Incentive Compensation Plan

The Company maintains the 2006 Incentive Compensation Plan (the Plan) which allows for the issuance of up to 6,873 shares through its expiration date of June 2016.

The Plan provides for the grant of incentive stock options and nonqualified stock options to our key employees, non-employee directors and consultants. Other types of awards such as performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock appreciation rights are also permitted. The exercise price for options and awards is determined by the compensation committee of the Board of Directors and, for options intended to qualify as incentive stock options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee, with options, PRUs and RSUs generally vesting over three years for employees and one year for non-employee directors and do not have voting rights. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. Upon the exercise of outstanding stock options or vesting of RSUs and PRUs, the Company’s practice is to issue new registered shares that are reserved for issuance under the Plan.

As of December 31, 2011, 158 PRUs, 1,299 RSUs and 1,167 stock options were outstanding under the Plan. Included in the 1,299 RSUs outstanding as of December 31, 2011 are 139 vested but not yet released associated with non-employee directors RSUs which vest over one year with release of the underlying shares of common stock deferred until retirement from the board of directors.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the year ended December 31, 2011, management determined that vesting of the PRU awards was probable. PRU activity for the year ended December 31, 2011 was as follows:

Shares
(In thousands)
Outstanding target shares at December 31, 2010	55
Granted:
Second tranche of 2010 grant	45
First tranche of 2011 grant	63
Vested	—
Change in units due to annual performance and market condition achievement	(5)
Forfeited	—

Outstanding target shares at December 31, 2011	158

The fair value for PRUs granted is calculated using the Monte Carlo simulation model, as the TSR modifier contains a market condition. For the years ended December 31, 2011 and 2010, the following assumptions were used in determining the fair value:

	December 31, 2011(1)	December 31, 2010(2)
Weighted-average fair value	$22.74	$10.11
Risk-free interest rate	1.0%	1.3%
Dividend yield	—	—
Expected volatility	59%	65%
Expected term in months	28	33

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(1)	Reflects the weighted-averages for the second year of the three-year performance period applicable to PRUs granted in 2010 and for the first year of the three-year performance period applicable to PRUs granted in 2011.

(2)	Reflects the first year of the three-year performance period applicable to PRUs granted in 2010.

The expected term of the PRUs reflects the performance period for the PRUs granted. Expected volatility is calculated using the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of PRUs is based on the U.S Treasury yield curve in effect at the time of grant.

Restricted Stock Units

RSU activity for the year ended December 31, 2011 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding at December 31, 2010	1,236	$8.17
Granted	575	17.72
Vested	(610)	8.35
Forfeited	(41)	11.95

Non-vested RSUs outstanding at December 31, 2011	1,160	$12.68

Vested and expected to vest at December 31, 2011	1,225	$12.37

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The total fair value of RSUs vested for the years ended December 31, 2011, 2010 and 2009 was $5,090, $4,562 and $3,704, respectively.

Stock Options

Stock option awards granted were estimated to have a weighted average fair value per share of $7.17 and $4.95 for the years ended December 31, 2010 and 2009, respectively. The Company did not grant any stock option awards during the year ended December 31, 2011.

The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2010 and 2009 the following weighted average assumptions were used in determining the fair value:

	2010	2009
Risk-free interest rate	2.5%	2.4%
Dividend yield	—%	—%
Expected volatility	68%	60%
Expected term in months	96	66

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant with a period that approximates the expected term of the option.

Option activity under the Plan for the year ended December 31, 2011, was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2010	1,691	$12.01	4.7
Granted	—	—
Exercised	(524)	11.93
Forfeited/expired	—	—

Outstanding at December 31, 2011	1,167	$12.05	4.0	$798

Vested and expected to vest at December 31, 2011	1,167	$12.05	4.0	$798

Exercisable at December 31, 2011	1,070	$12.24	3.7	$659

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $3,119, $973 and $210, respectively. The total fair value of the options vested for the years ended December 31, 2011, 2010 and 2009 was $575, $1,608 and $1,891, respectively.

Foreign Employee Share Awards

Prior to the acquisition of the PCB Subsidiaries by the Company, there existed an employee share award scheme originally set up by the controlling shareholder of the PCB Subsidiaries to incentivize and reward the PCB Subsidiaries’ employees. In 2008, administration of this scheme was transferred to a small group of employees in order to carry on the aim of the program. After the close of the acquisition, the unvested Meadville Holdings shares remaining for vesting and/or granting purposes under that scheme were exchanged for the right to earn fractional shares of TTM common stock plus cash equal to the dividend distributed by Meadville Holdings to the holders of Meadville Holdings shares after the acquisition. These remaining grants are to vest in five tranches, with two tranches vesting in 2011 and the remaining three tranches vesting annually thereafter, until 2014. As per ASC Topic 805, Business Combinations, the fair value of the common stock plus cash consideration to be received by the employee, after adjustment for estimated forfeiture that is attributed to pre-combination service is recognized as purchase consideration. The fair value, after adjustment for estimated forfeiture, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At December 31, 2011 and 2010, there were approximately 50 and 193 shares, in employee share award grants.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Foreign employee share award activity for the year ended December 31, 2011 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested share awards outstanding at December 31, 2010	193	$12.40
Vested	(143)	12.40

Non-vested share awards outstanding at December 31, 2011	50	12.40

Vested and expected to vest at December 31, 2011	193	$12.40

For the years ended December 31, 2011, 2010 and 2009, the amounts recognized in the consolidated financial statements with respect to the stock-based compensation plan are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of goods sold	$940	$1,272	$1,675
Selling and marketing	417	428	547
General and administrative	6,718	5,213	4,043

Stock-based compensation expense recognized	8,075	6,913	6,265
Income tax benefit recognized	(2,162)	(2,054)	(2,128)

Total stock-based compensation expense after income taxes	$5,913	$4,859	$4,137

The Company may become entitled to a deduction in its tax returns upon the future exercise of incentive stock options under certain circumstances; however, the value of this deduction will be recorded as an increase to additional paid-in capital and not as an income tax benefit. For the years ended December 31, 2011 and 2010, a net tax benefit of $2,169 and $218, respectively, related to fully vested stock option awards exercised and vested restricted stock units was recorded as an increase to additional paid-in capital. There was no such tax benefit for the year ended December 31, 2009, but rather a net tax shortfall of $621 related to fully vested stock option awards exercised and vested restricted stock units and was recorded as a decrease to additional paid-in capital.

The following is a summary of total unrecognized compensation costs as of December 31, 2011:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
PRU awards	$1,710	1.6
RSU awards	9,241	1.4
Stock option awards	475	1.5
Foreign employee share awards	249	1.1

	$11,675

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(16)	Employee Benefit and Deferred Compensation Plans

The Company has three separate retirement benefit plans; one in North America and two in Asia Pacific. In North America, the Company has a 401(k) savings plan in which eligible full-time employees can participate and contribute a percentage of compensation subject to the maximum allowed by the Internal Revenue Service. The Savings Plan provides for a matching contribution of employee contributions up to 5%; 100% up to the first 3% and 50% of the following 2% of employee contributions. In Asia Pacific, the Company contributes to either separate trust-administered funds or various government sponsored pension plans on a mandatory basis. For all retirement plans, the Company has no further payment obligation once the compulsory contributions have been made. The Company recorded contributions to retirement benefit plans of $11,216, $7,162 and $3,174 during the years ended December 31, 2011, 2010, and 2009, respectively.

On October 1, 2011, the Company adopted a deferred compensation plan (the Compensation Plan). The Compensation Plan is an unfunded, nonqualified deferred compensation plan and is limited to selected employees, including our named executive officers and our directors. The Compensation Plan allows participants to defer between five percent and 50% of their annual base salary, up to 100% of their annual bonus, and between five percent and 100% of their annual director fees. Amounts deferred under the Compensation Plan will be credited to accounts maintained by our company for each participant and will be credited or debited with the participant’s proportionate share of any gains or losses attributable to the performance of investment options selected by the participant.

(17)	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations related to the restoration of its leased manufacturing facilities to shell condition upon termination of the leases in place at those facilities and for removal of asbestos at its owned Stafford, Connecticut and Santa Clara, California manufacturing plants.

Asset retirement obligations in the amount of $945 were settled during the year ended December 31, 2010 relating to the termination and full settlement of obligations for the Hayward, California production facility leases and the partial settlement of obligations related to the Los Angeles, California production facility leases.

Activity related to asset retirement obligations for the years ended December 31, 2011 and 2010, consists of the following and is included in other long-term liabilities:

(In thousands)
Asset retirement obligations at December 31, 2009	$1,901
Accretion expense	27
Settlement of asset retirement obligations	(945)

Asset retirement obligations at December 31, 2010	983
Adjustment to estimate	(10)
Accretion expense	26
Settlement of asset retirement obligations	(75)

Asset retirement obligations at December 31, 2011	$924

(18)	Preferred Stock

The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of December 31, 2011, no shares of preferred stock are outstanding.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(19)	Distribution of profits

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

There were appropriations of approximately $7,021 to the statutory surplus reserve of these PRC subsidiaries for the year ended December 31, 2011. There were no appropriations to such reserve for the years ended December 31, 2010 and 2009.

(20)	Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources. Prior to the Company’s acquisition of the PCB Subsidiaries, the Company had two operating segments, PCB Manufacturing and Backplane Assembly, consistent with the nature of its operations. Due to the acquisition, which was completed on April 8, 2010, the Company reassessed its operating segments and manages its worldwide operations based on two geographic operating segments: 1) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations and its related European sales support infrastructure; and 2) Asia Pacific, which consists of the PCB Subsidiaries and their seven PCB fabrication plants, which include a substrate facility. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution in their respective geographic regions.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company evaluates segment performance based on operating segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter-segment transactions have been eliminated. Reportable segment assets exclude available for sale securities, which are managed centrally.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net Sales:
North America	$565,929	$581,828	$582,476
Asia Pacific	869,400	604,748	—

Total sales	1,435,329	1,186,576	582,476
Inter-segment sales	(6,690)	(6,905)	—

Total net sales	$1,428,639	$1,179,671	$582,476

Operating Segment Income:
North America	$45,421	$52,998	$21,893
Asia Pacific	63,010	86,239	—

Total operating segment income	108,431	139,237	21,893
Amortization of definite-lived intangibles	(17,311)	(13,678)	(3,440)

Total operating income	91,120	125,559	18,453
Total other (expense) income	(17,888)	(16,922)	(10,330)

Income before income taxes	$73,232	$108,637	$8,123

Depreciation Expense:
North America	$15,374	$15,528	$19,140
Asia Pacific	54,324	33,219	—

Total depreciation expense	$69,698	$48,747	$19,140

Capital Expenditures:
North America	$16,546	$14,298	$10,623
Asia Pacific	104,544	100,831	—

Total capital expenditures	$121,090	$115,129	$10,623

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties; at arms length and in conjunction with the Company’s revenue recognition policy. The inter-segment sales for the years ended December 31, 2011 and 2010 are sales from the Asia Pacific operating segment to the North America operating segment.

	December 31,
	2011	2010	2009
	(In thousands)
Segment Assets:
North America	$421,571	$413,186	$541,707
Asia Pacific	1,323,932	1,348,766	—
Unallocated corporate assets	3,566	—	1,351

Total assets	$1,749,069	$1,761,952	$543,058

During the year ended December 31, 2011, the Company recorded a charge of $15,184 for the impairment of goodwill for its North America operating segment (Note 5) and a charge of $48,125 for its Asia Pacific operating segment for the impairment of long-lived assets (Note 8).

The Company markets and sells its products in approximately 43 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of net sales. Net sales and long-lived assets are as follows:

	2011		2010		2009
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
	(In thousands)
United States	$529,142	$94,213	$416,159	$113,388	$430,866	$101,202
China	554,747	936,415	497,298	922,923	91,395	16,616
Other	344,750	—	266,214	—	60,215	—

Total	$1,428,639	$1,030,628	$1,179,671	$1,036,311	$582,476	$117,818

(21)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands, except per share amounts)
Net income attributable to TTM Technologies, Inc. stockholders	$41,868	$71,531	$4,857

Weighted average shares outstanding	81,176	70,220	43,080
Dilutive effect of performance-based stock units, restricted stock units and stock options	768	599	499

Diluted shares	81,944	70,819	43,579

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.52	$1.02	$0.11

Diluted	$0.51	$1.01	$0.11

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2011, 2010 and 2009, performance-based stock units, restricted stock units and stock options to purchase 863, 1,726 and 2,078 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the year and, therefore, the effect would be anti-dilutive. There were no outstanding performance-based restricted stock units outstanding for the year ended December 31, 2009.

Additionally, for the year ended December 31, 2011, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the year, and therefore, the effect would be anti-dilutive.

(22)	Related Party Transactions

The Company’s foreign subsidiaries enter into long-term supply arrangements to purchase laminate and prepreg from a related party in which a significant shareholder of the Company holds an approximate 16% shareholding. These supply arrangements expire on December 31, 2012. The Company’s foreign subsidiaries also purchased laminate and prepreg from the laminate companies of the said significant shareholder of the Company. For the years ended December 31, 2011 and 2010, the Company purchased $110,083 and $92,705, respectively, of laminate and prepreg from these related parties.

Additionally, a foreign subsidiary of the Company also leased warehouse space from a related party controlled by a significant shareholder of the Company. Likewise, a related party leased employee housing space from a foreign subsidiary of the Company. For the years ended December 31, 2011 and 2010, the net income for these activities was $250 and $222, respectively.

At December 31, 2011 and 2010, the Company’s consolidated balance sheet included $36,851 and $50,374, respectively, in accounts payable due to and $44 and $86, respectively, in accounts receivable due from a related party for the supply and lease arrangements.

There were no related party transactions for the year ended December 31, 2009.

(23)	Other

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

Exchange of Investments

On June 8, 2011, the Company exchanged its 10% interest in Oulu for shares of Aspocomp, representing approximately 19.7% of Aspocomp’s outstanding share capital, having a fair value of $5,205. The Company has concluded that Aspocomp and Oulu are substantially similar entities as Aspocomp is a holding company and its primary operating subsidiary is Oulu. As such, the unrealized gain on the exchange of the investments has been

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

recorded in other comprehensive income, and no realized gains or losses will be recognized until the Aspocomp shares are sold, unless an other than temporary decline in fair value occurs in the future. These securities are classified as available for sale securities, and at December 31, 2011 have a fair value of $3,566. The Company has classified this investment as available for sale as it has a readily determinable fair value and is not being held for trading purposes. Unrealized holding gains and losses on available for sale securities are recorded as a component of accumulated other comprehensive income in the consolidated balance sheet.

As a result of the Company’s disposal of certain Aspocomp shares in September and October 2011, the percentage of the Company’s shareholdings in Aspocomp was approximately 17.6% as of December 31, 2011.

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

On June 8, 2011, the Company settled its obligation under the put and call option agreement for a payment of approximately $20,528, resulting in a gain of $1,659, which is included in Other, net in the consolidated statement of operations. While the Company continues to have shareholdings of 17.6% in Aspocomp, as mentioned above, Aspocomp is no longer considered to be a related party as the Company does not have the ability to control or significantly influence the management of Aspocomp.