Form 10-Q
period 2012-03-26
TTM TECHNOLOGIES INC
filed 2012-05-07
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2012

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at May 2, 2012: 81,903,564

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	March 26, 2012	December 31, 2011
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$223,764	$196,052
Available for sale securities	616	3,566
Accounts and notes receivable, net of allowance for bad debts of $1,190 in 2012 and $1,294 in 2011	293,739	316,568
Inventories	133,320	129,430
Prepaid expenses and other current assets	22,944	19,001
Deferred income taxes	6,917	6,917

Total current assets	681,300	671,534
Property, plant and equipment, net	789,985	766,800
Deferred income taxes	20,352	21,798
Goodwill	183,179	183,320
Definite-lived intangibles, net	76,514	80,508
Deposits and other non-current assets	20,070	25,109

	$1,771,400	$1,749,069

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt, net of discount	$120,952	$120,882
Accounts payable	139,213	149,055
Accounts payable due to related parties	31,940	36,851
Accrued salaries, wages and benefits	39,026	48,345
Equipment payable	57,707	55,099
Other accrued expenses	28,399	26,908

Total current liabilities	417,237	437,140

Convertible senior notes, net of discount	152,698	151,153
Long-term debt	234,751	217,365
Deferred income taxes	15,056	14,718
Other long-term liabilities	12,506	6,023

Total long-term liabilities	415,011	389,259

Commitments and contingencies (Note 11) Equity:
TTM Technologies, Inc. stockholders’ equity Common stock, $0.001 par value; 200,000 shares authorized, 81,751 and 81,339 shares issued and outstanding in 2012 and 2011, respectively	82	81
Additional paid-in capital	538,222	535,558
Retained earnings	241,256	228,661
Statutory surplus reserve	7,021	7,021
Accumulated other comprehensive income	38,860	37,596

Total TTM Technologies, Inc. stockholders’ equity	825,441	808,917
Noncontrolling interest	113,711	113,753

Total equity	939,152	922,670

	$1,771,400	$1,749,069

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended March 26, 2012 and March 28, 2011

	Quarter Ended
	March 26, 2012	March 28, 2011
	(Unaudited) (In thousands, except per share data)
Net sales	$300,499	$342,801
Cost of goods sold	244,021	260,875

Gross profit	56,478	81,926

Operating expenses:
Selling and marketing	8,622	9,033
General and administrative	22,135	23,051
Amortization of definite-lived intangibles	3,916	4,158

Total operating expenses	34,673	36,242

Operating income	21,805	45,684

Other income (expense):
Interest expense	(6,417)	(6,291)
Other, net	1,587	977

Total other expense, net	(4,830)	(5,314)

Income before income taxes	16,975	40,370
Income tax provision	(4,643)	(11,282)

Net income	12,332	29,088
Less: Net loss (income) attributable to the noncontrolling interest	263	(1,965)

Net income attributable to TTM Technologies, Inc. stockholders	$12,595	$27,123

Earnings per share attributable to TTM
Technologies, Inc. stockholders:
Basic earnings per share	$0.15	$0.34

Diluted earnings per share	$0.15	$0.33

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarters Ended March 26, 2012 and March 28, 2011

	Quarter Ended
	March 26, 2012	March 28, 2011
	(Unaudited)
	(In thousands)
Net income	$12,332	$29,088
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $17 for 2012 and $64 for 2011	1,474	2,813
Net unrealized gains on cash flow hedges:
Unrealized gain on effective cash flow hedges during the period, net of tax expense of $60 for 2012 and tax benefit of $38 for 2011	927	617
Less: reclassification to earnings	(45)	—

Net	882	617

Unrealized gains on available for sale securities:
Unrealized gain on available for sale securities during period	41	—
Less: gains realized in net earnings	(912)	—

Net	(871)	—

Other comprehensive income, net of tax	1,485	$3,430

Comprehensive income	13,817	$32,518
Less: comprehensive loss (income) attributable to the noncontrolling interest	42	(2,308)

Comprehensive income attributable to TTM Technologies, Inc. stockholders	$13,859	$30,210

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended March 26, 2012 and March 28, 2011

	Quarter Ended
	March 26, 2012	March 28, 2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$12,332	$29,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	19,064	15,695
Amortization of definite-lived intangible assets	3,945	4,188
Amortization of convertible notes discount, debt discount and debt issuance costs	1,835	1,846
Non-cash interest imputed on other long-term liabilities and related party financing obligation	17	371
Income tax benefit from restricted stock units released and common stock options exercised	(613)	(1,916)
Deferred income taxes	2,119	6,713
Stock-based compensation	2,205	1,754
Net loss on sale of property, plant and equipment	853	418
Net gain on sale of securities	(816)	—
Net unrealized loss on derivative assets and liabilities	31	283
Unrealized foreign currency exchange loss	214	20
Changes in operating assets and liabilities:
Accounts and notes receivable, net	22,875	(4,208)
Inventories	(3,870)	(9,171)
Prepaid expenses and other current assets	(4,121)	(4,309)
Accounts payable	(14,520)	1,097
Accrued salaries, wages and benefits and other accrued expenses	(8,046)	(4,784)

Net cash provided by operating activities	33,504	37,085

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(26,701)	(26,480)
Proceeds from sale of property, plant and equipment and assets held for sale	113	11
Proceeds from sale of securities	2,898	—

Net cash used in investing activities	(23,690)	(26,469)

Cash flows from financing activities:
Proceeds from long-term debt	69,803	—
Repayment of long-term debt	(52,501)	(17,500)
Net repayment of revolving loan	—	(14,620)
Proceeds from exercise of stock options	49	5,713
Excess tax benefits from stock awards exercised or released	613	1,916

Net cash provided by (used in) financing activities	17,964	(24,491)

Effect of foreign currency exchange rates on cash and cash equivalents	(66)	137

Net increase (decrease) in cash and cash equivalents	27,712	(13,738)
Cash and cash equivalents at beginning of period	196,052	216,078

Cash and cash equivalents at end of period	$223,764	$202,340

Supplemental disclosures of noncash investing and financing activities:

At March 26, 2012 and March 28, 2011, accrued purchases of equipment totaled $65,983 and $92,155, respectively.

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the last Monday in March and the fourth quarter always ending on December 31. The first quarters ended March 26, 2012 and March 28, 2011 each contained 86 and 87 days, respectively.

In June 2011, the Financial Accounting Standards Board (FASB) issued an update to an accounting standard related to comprehensive income, whereby an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company adopted the amendments on January 1, 2012, and adoption did not have a material impact.

(2) Accounts and Notes Receivable Factoring and Sales Arrangements

In the normal course of business, the Company’s foreign subsidiaries utilize accounts receivable factoring arrangements. Under these arrangements, the Company may sell certain of its accounts receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the accounts receivable. In all arrangements there is no recourse against the Company for its customers’ failure to pay. The Company sold $3,941 and $14,261 of accounts receivable for the quarters ended March 26, 2012 and March 28, 2011, respectively.

Additionally, the Company’s foreign subsidiaries may also sell certain of their notes receivable at an effective discount ranging from 1% to 3% of the notes receivable. The Company sold $15,196 and $26,289 of notes receivable for the quarters ended March 26, 2012 and March 28, 2011, respectively.

(3) Inventories

Inventories as of March 26, 2012 and December 31, 2011 consist of the following:

	March 26, 2012	December 31, 2011
	(In thousands)
Inventories:
Raw materials	$43,480	$44,340
Work-in-process	51,927	46,945
Finished goods	37,913	38,145

	$133,320	$129,430

(4) Goodwill and Definite-lived Intangibles

As of March 26, 2012 and December 31, 2011, goodwill by operating segment and the components of definite-lived intangibles were as follows:

Goodwill

	North America	Asia Pacific	Total
	(In thousands)
Balance as of December 31, 2011
Goodwill	$132,286	$183,320	$315,606
Accumulated impairment losses	(132,286)	—	(132,286)

	—	183,320	183,320

Foreign currency translation adjustment during the quarter	—	(141)	(141)

Balance as of March 26, 2012
Goodwill	132,286	$183,179	315,465
Accumulated impairment losses	(132,286)	—	(132,286)

	$—	$183,179	$183,179

The March 26, 2012 and December 31, 2011 goodwill balance includes foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

Definite-lived Intangibles

	Gross Amount	Accumulated Amortization	Foreign Currency Rate Change	Net Carrying Amount	Weighted Average Amortization Period
		(In thousands)			(years)
Balance as of March 26, 2012:
Strategic customer relationships	$120,427	$(50,981)	$285	$69,731	9.2
Trade name	10,302	(3,535)	(3)	6,764	6.0
Licensing agreements	350	(331)	—	19	3.0

	$131,079	$(54,847)	$282	$76,514

All of the definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $3,945 and $4,188 for the quarters ended March 26, 2012 and March 28, 2011, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2012	$12,579
2013	15,529
2014	13,951
2015	12,476
2016	7,730

$62,265

(5) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of March 26, 2012 and December 31, 2011.

	Average Effective Interest Rate as of March 26, 2012	March 26, 2012	Average Effective Interest Rate as of December 31, 2011	December 31, 2011
		(In thousands)		(In thousands)
Bank loans, due various dates through February 2014	5.04%	$47,707	4.72%	$40,810
Term loan due November 2013	2.24%	245,000	2.30%	297,500
Revolving loan due November 2013	2.49%	63,000	—	—
Other	6.00%	16	6.00%	17

		355,723		338,327
Less: Unamortized discount		(20)		(80)

		355,703		338,247
Less: Current maturities		(120,952)		(120,882)

Long-term debt, less current maturities		$234,751		$217,365

The maturities of long-term debt through 2014 and thereafter are as follows:

(In thousands)
2012	$68,472
2013	280,419
2014	6,828
Thereafter	4

$355,723

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for the Company’s mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or People’s Bank of China rates with a margin adjustment. These bank loans expire at various dates through February 2014.

The Company is party to a credit agreement (Credit Agreement) that consists of a $350,000 senior secured term loan (Term Loan), an $87,500 senior secured revolving loan (Revolving Loan), a $65,000 factoring facility (Factoring Facility), and an $80,000 letters of credit facility (Letters of Credit Facility), all of which will mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of the Company’s Asia Pacific operating segment and is senior to all other Company debt, including the Convertible Senior Notes, (Note 6). The Company has fully and unconditionally guaranteed the full and punctual payment of all obligations of its Asia Pacific operating segment under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by the Company) plus an applicable interest margin. Borrowings under the Term Loan bear interest at a rate of LIBOR plus 2.0%, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. There is no provision, other than an event of default, for these interest margins to increase. At March 26, 2012, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.29%.

The Company is required to make scheduled payments of the outstanding Term Loan balance during 2012 and 2013. All and any other outstanding balances under the Credit Agreement are due at the maturity date of November 16, 2013. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and at the Asia Pacific operating segment level. At March 26, 2012, the Company is in compliance with the covenants.

The Company is also required to pay a commitment fee of 0.20% per annum on the unused portion of any loan or facility under the Credit Agreement. For the quarters ended March 26, 2012 and March 28, 2011, the Company incurred $57 and $75, respectively, in commitment fees related to unused borrowing availability under the Credit Agreement. As of March 26, 2012, all of the remaining Term Loan was outstanding; $63,000 of the Revolving Loan was outstanding, which is included as long-term debt; none of the Factoring Facility was outstanding; and $57,458 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $24,500 and $65,000, respectively, at March 26, 2012.

The Company entered into an interest rate swap arrangement with an initial notional amount of $146,500 for the period beginning April 18, 2011 and ending on April 16, 2013. See Note 7.

Other Letters of Credit

In addition to the letters of credit obtained pursuant to the Credit Agreement, the Company maintains several unused letters of credit: a $2,294 standby letter of credit expiring on December 31, 2012 associated with its insured workers compensation program; two standby letters in the amount of $1,060 in aggregate expiring on December 31, 2012 and February 28, 2013, respectively, related to the lease of two of its production facilities; and various other letters of credit aggregating to approximately $1,481 related to purchases of machinery and equipment with various expiration dates through September 2012.

(6) Convertible Senior Notes

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

The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At March 26, 2012 and December 31, 2011, the following summarizes the liability and equity components of the Convertible Notes:

	March 26, 2012	December 31, 2011
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(22,302)	(23,847)

Convertible Notes, net of discount	$152,698	$151,153

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At March 26, 2012 and December 31, 2011, remaining unamortized debt issuance costs included in other non-current assets were $2,250 and $2,406, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At March 26, 2012, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 3.1 years.

The components of interest expense resulting from the Convertible Notes for the quarters ended March 26, 2012 and March 28, 2011 are as follows:

	For the Quarter Ended
	March 26, 2012	March 28, 2011
	(In thousands)
Contractual coupon interest	$1,422	$1,422
Amortization of Convertible Notes debt discount	1,545	1,422
Amortization of debt issuance costs	156	143

	$3,123	$2,987

For the quarters ended March 26, 2012 and March 28, 2011, the amortization of the Convertible Notes debt discount and debt issuance costs is based on an effective interest rate of 8.37%.

Conversion

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of March 26, 2012, none of the conversion criteria had been met.

On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of March 26, 2012, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

(7) Financial Instruments

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

The notional amount of the interest rate swap decreases to zero over its term, consistent with the Company’s risk management objectives. The notional value underlying the hedge at March 26, 2012 was $111,900. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period. The Company has designated this interest rate swap as a cash flow hedge.

At inception, the fair value of the interest rate swap was zero. As of March 26, 2012 and December 31, 2011, the fair value of the swap was recorded as a liability of $2,352 and $2,721, respectively, in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in the Company’s consolidated condensed balance sheet. No ineffectiveness was recognized for the quarters ended March 26, 2012 and March 28, 2011. During the quarter ended March 26, 2012, the interest rate swap increased interest expense by $609. There was no impact to interest expense for the quarter ended March 28, 2011 as the interest rate swap did not hedge interest rate cash flows until the period beginning April 18, 2011.

Additionally, the Company, through its acquisition of the Asia Pacific operating segment in 2010, assumed a long-term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40,000, for the period beginning October 8, 2008 and ending on July 30, 2012. This interest rate swap applied to the Asia Pacific segment’s pre-acquisition, long-term borrowings, which were paid in full on the acquisition date. The notional amount of the interest rate swap decreases to zero over its term and was $16,000 as of March 26, 2012. Under the terms of the interest rate swap, the Company will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid upon acquisition, the Company did not designate this interest rate swap as a cash flow hedge. As of March 26, 2012 and December 31, 2011, the fair value of the swap was recorded as a liability of $214 and $314, respectively, in other accrued expenses. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at March 26, 2012 and December 31, 2011 was approximately $43,616 and $44,707, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	March 26, 2012	December 31, 2011
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$2	$—
Foreign exchange contracts	Deposits and other non-current assets	45	—
Foreign exchange contracts	Other accrued expenses	(328)	—
Foreign exchange contracts	Other long-term liabilities	(212)	(1,111)
Interest rate swap	Other long-term liabilities	(2,352)	(2,721)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	—	89
Foreign exchange contracts	Other accrued expenses	(814)	(631)
Foreign exchange contracts	Other long-term liabilities	—	(97)
Interest rate swap	Other accrued expenses	(214)	(314)

		$(3,873)	$(4,785)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Quarter Ended
		March 26, 2012			March 28, 2011
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$369	$(609)	$—	$(235)	$—	$—
Foreign currency forward	Other, net	618	—	—	814	—	—

		$987	$(609)	$—	$579	$—	$—

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the quarters ended March 26, 2012 and March 28, 2011:

	For the Quarter Ended
	March 26, 2012	March 28, 2011
	(In thousands)
Beginning balance unrealized loss, net of tax	$(3,262)	$(3,121)
Changes in fair value, net of tax	927	617
Reclassification to earnings	(45)	—

Ending balance unrealized loss, net of tax	$(2,380)	$(2,504)

The amounts recorded in accumulated other comprehensive income for the cash flow hedge related to the interest rate swap are reclassified into interest expense during the operative period of the swap, beginning April 18, 2011 and ending on April 16, 2013, and in the same period in which the related interest on the floating-rate debt obligation affects earnings. The Company expects that approximately $1,822 will be reclassified into the statement of operations, net of tax, in the next 12 months.

The gain recognized in other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

	For the Quarter Ended
	March 26, 2012	March 28, 2011
	(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	$100	$166
Foreign exchange contracts	242	921

	$342	$1,087

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at March 26, 2012 and December 31, 2011 were as follows:

	March 26, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$616	$616	$3,566	$3,566
Derivative assets, current	2	2	89	89
Derivative liabilities, current	1,356	1,356	945	945
Derivative assets, non-current	45	45	—	—
Derivative liabilities, non-current	2,564	2,564	3,929	3,929
Long-term debt	355,703	354,014	338,247	337,381
Convertible senior notes	152,698	191,328	151,153	182,000

The fair value of available for sale securities was determined using quoted market prices for the securities on an active exchange.

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate. The values were adjusted to reflect nonperformance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at March 26, 2012 and December 31, 2011.

The fair value of the convertible senior notes was estimated based on quoted market prices.

At March 26, 2012 and December 31, 2011, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

(8) Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income, net of tax as of March 26, 2012 and December 31, 2011:

	March 26, 2012	December 31, 2011
	(In thousands)
Foreign currency translation, net of taxes of $2,889 for 2012 and $2,872 for 2011	$41,026	$39,772
Unrealized losses related to cash flow hedges, net of tax benefit of $388 for 2012 and $449 for 2011	(2,380)	(3,262)
Unrealized gains related to available for sales securities	214	1,086

	$38,860	$37,596

(9) Significant Customers and Concentration of Credit Risk

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

As of March 26, 2012 and December 31, 2011, the Company’s 10 largest customers in the aggregate accounted for 52% and 53%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For both of the quarters ended March 26, 2012 and March 28, 2011, one customer, Apple, accounted for approximately 13% of the Company’s net sales. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operation.

(10) Fair Value Measures

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

At March 26, 2012 and December 31, 2011, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	March 26,	Fair Value Measurements Using:
	2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$101,930	$101,930	—	—
Available for sale securities	616	616	—	—
Foreign exchange derivative assets	47	—	$47	—
Interest rate swap derivative liabilities	2,566	—	2,566	—
Foreign exchange derivative liabilities	1,354	—	1,354	—

	December 31,	Fair Value Measurements Using:
	2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$89,404	$89,404	—	—
Available for sale securities	3,566	3,566	—	—
Foreign exchange derivative assets	89	—	$89	—
Interest rate swap derivative liabilities	3,035	—	3,035	—
Foreign exchange derivative liabilities	1,839	—	1,839	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarters ended March 26, 2012 or March 28, 2011.

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

(11) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at March 26, 2012 and December 31, 2011. However, these amounts are not material to the consolidated condensed financial statements of the Company.

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

The Company is involved in various stages of investigation and cleanup of two sites in Connecticut and one in California related to environmental remediation matters. The ultimate cost of site cleanup for the two Connecticut sites and one California site is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. A third Connecticut site was investigated under Connecticut’s Land Transfer Act and no contamination above applicable standards was found. The Connecticut Department of Energy and Environmental Protection confirmed that no further action is required.

The Company concluded that it was probable that it would incur remediation and monitoring costs for the other three sites of approximately $564 and $628 as of March 26, 2012 and December 31, 2011, respectively, the liability for which is included in other long-term liabilities. The Company estimates that it will incur the remediation costs over the next 12 to 84 months. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.

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

(12) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters ended March 26, 2012 and March 28, 2011:

	Quarter Ended
	March 26, 2012	March 28, 2011
	(In thousands, except per share amounts)
Net income attributable to TTM Technologies, Inc. stockholders	$12,595	$27,123

Weighted average shares outstanding	81,413	80,696
Dilutive effect of performance-based stock units, restricted stock units and stock options	815	1,090
Dilutive effect of assumed conversion of convertible notes outstanding	—	518

Diluted shares	82,228	82,304

Earnings per share attributable to TTM Technologies, Inc stockholders:
Basic	$0.15	$0.34

Diluted	$0.15	$0.33

For the quarters ended March 26, 2012 and March 28, 2011, performance-based stock units, restricted stock units and stock options to purchase 1,629 and 648 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

Additionally, for the quarter ended March 26, 2012, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the quarter, and therefore, the effect would be anti-dilutive.

(13) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	March 26, 2012	March 28, 2011
	(In thousands)
Cost of goods sold	$311	$216
Selling and marketing	114	111
General and administrative	1,780	1,427

Stock-based compensation expense recognized	2,205	1,754
Income tax benefit recognized	(578)	(534)

Total stock-based compensation expense after income taxes	$1,627	$1,220

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of performance-based restricted stock units (PRUs), representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which for the first one-third of the grant are based on revenue and EBITDA (earnings before interest, tax, depreciation, and amortization expense), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to the S&P SmallCap 600 over the three-year performance period.

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter ended March 26, 2012, management determined that vesting of the PRU awards was probable. PRUs activity for the quarter ended March 26, 2012 was as follows:

Shares
(In thousands)
Outstanding target shares at December 31, 2011	158
Granted:
Third tranche of 2010 grant	46
Second tranche of 2011 grant	63
First tranche of 2012 grant	81

Outstanding target shares at March 26, 2012	348

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarters ended March 26, 2012 and March 28, 2011, the following assumptions were used in determining the fair value:

	March 26, 2012[1]	March 28, 2011[2]
Weighted-average fair value	$12.51	$22.74
Risk-free interest rate	0.3%	1.0%
Dividend yield	—	—
Expected volatility	55%	59%
Expected term in months	23	33

(1)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2010, second year of the three-year performance period applicable to PRUs granted in 2011 and first year of the three-year performance period applicable to PRUs granted in 2012
(2)	Reflects the weighted-averages for the second year of the three-year performance period applicable to PRUs granted in 2010 and for the first year of the three-year performance period applicable to PRUs granted in 2011

Restricted Stock Units

The Company granted 657 and 335 restricted stock units during the quarters ended March 26, 2012 and March 28, 2011, respectively. The units granted have a weighted-average fair value per unit of $12.00 for the quarter ended March 26, 2012 and $17.30 for the quarter ended March 28, 2011. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarters ended March 26, 2012 and March 28, 2011.

Foreign Employee Share Awards

The Company maintains foreign employee share awards, which existed prior to the acquisition of the Asia Pacific operating segment. These grants vest over five tranches. Three tranches have vested as of the first quarter of 2012 and the remaining two tranches will vest annually thereafter, through 2014. The fair value, after adjustment for estimated forfeitures, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At March 26, 2012 and December 31, 2011, there were approximately 33 and 50 shares in the employee share award grants, respectively.

The following is a summary of total unrecognized compensation costs as of March 26, 2012:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
PRU awards	$3,702	1.8
RSU awards	14,910	1.6
Stock option awards	402	1.5
Foreign employee share awards	199	1.4

	$19,213

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

	For the Quarter Ended
	March 26, 2012	March 28, 2011
	(In thousands)
Net Sales:
North America	$130,024	$142,250
Asia Pacific	171,758	202,465

Total sales	301,782	344,715
Inter-segment sales	(1,283)	(1,914)

Total net sales	$300,499	$342,801

Operating Segment Income:
North America	$12,896	$16,765
Asia Pacific	12,825	33,077

Total operating segment income	25,721	49,842
Amortization of definite-lived intangibles	(3,916)	(4,158)

Total operating income	21,805	45,684
Total other expense	(4,830)	(5,314)

Income before income taxes	$16,975	$40,370

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and in conjunction with the Company’s revenue recognition policy. The inter-segment sales for the quarter ended March 26, 2012 and March 28, 2011 are sales from the Asia Pacific operating segment to the North America operating segment.

(15) Related Party Transactions

Supply and Lease Arrangements

The Company’s foreign subsidiaries enter into long-term supply arrangements to purchase laminate and prepreg from a related party in which a significant shareholder of the Company holds an approximate 16% shareholding. These supply arrangements expire on December 31, 2012. The Company’s foreign subsidiaries also purchased laminate and prepreg from the laminate companies of the said significant shareholder of the Company. For the quarters ended March 26, 2012 and March 28, 2011, the Company purchased $21,526 and $24,133, respectively, of laminate and prepreg from these related parties.

Additionally, a related party leases employee housing space from a foreign subsidiary of the Company. For the quarters ended March 26, 2012 and March 28, 2011, the net income for these activities was $48 and $64, respectively.

At March 26, 2012 and December 31, 2011, the Company’s consolidated condensed balance sheet included $31,940 and $36,851, respectively, in accounts payable due to and $73 and $44, respectively, in accounts receivable due from a related party for the supply and lease arrangements.

(16) Subsequent Event

Subsequent to March 26, 2012, one of the Company’s majority owned foreign subsidiaries declared a dividend in the amount of approximately $47,600, which includes approximately $9,500 for its noncontrolling interest shareholder. The dividend is expected to be paid by the end of the third quarter of 2012.

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

OVERVIEW

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We provide our customers with time-to-market and advanced technology products and offer a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. We serve a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and mobile media devices (cellular phones and smartphones). We also serve high-end computing, commercial aerospace/defense, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

Based on customer inputs regarding new product introductions and overall prospects for our business, the majority of our net sales for 2012 are expected in the second half of the year. Labor expense is likely to increase in our Asia Pacific segment beginning in the second quarter of 2012 due to both PRC government-mandated wage increases and additional compensation we will offer our labor force as a result of a reduction of overtime hours that we will implement to meet standards required by some of our global customers. This increased labor expense is likely to reduce the gross and operating margins of our Asia Pacific segment in 2012.

In January 2012 we temporarily closed a significant facility, Dongguan Shengyi Electronics Ltd. (SYE), located in Dongguan, China, for repairs and upgrades. The SYE facility is expected to reopen during the third quarter 2012. A majority of SYE’s production and a significant portion of its work force have been temporarily transferred to our other facilities located in South China during this period. Net sales in our Asia Pacific operating segment in the first quarter of 2012 were reduced by approximately $2.5 million as a result of this temporary closure and we estimate net sales will be reduced by approximately $3.0 to $6.0 million for the second quarter of 2012.

While our customers include both OEM and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. We measure customers as those companies that have placed orders of $2,000 or more in the preceding 12-month period. As of March 26, 2012, we had approximately 1,210 customers, and as of March 28, 2011, we had approximately 1,175 customers. Sales to our 10 largest customers accounted for 49% and 46% of our net sales in the first quarter ended March 26, 2012 and March 28, 2011, respectively. We sell to OEMs both directly and indirectly through EMS companies.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended
End Markets(1)	March 26, 2012	March 28, 2011
Aerospace/Defense	17%	16%
Cellular Phone	10	9
Computing/Storage/Peripherals	24	27
Medical/Industrial/Instrumentation/Other	10	8
Networking/Communications	32	34
Other	7	6

Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

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

Inventories

In assessing the realizability of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. When the market value of inventory is less than the carrying value, the inventory cost is written down to the estimated net realizable value, thereby establishing a new cost basis. Our inventory requirements may change based on our projected customer demand, market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements with those customers. Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition could be adversely affected.

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

RESULTS OF OPERATIONS

There were 86 and 87 days for the quarters ended March 26, 2012 and March 28, 2011, respectively. The following table sets forth the relationship of various items to net sales in our consolidated condensed statement of operations:

	Quarter Ended
	March 26, 2012	March 28, 2011
Net sales	100.0%	100.0%
Cost of goods sold	81.2	76.1

Gross profit	18.8	23.9

Operating expenses:
Selling and marketing	2.9	2.6
General and administrative	7.4	6.7
Amortization of definite-lived intangibles	1.2	1.3

Total operating expenses	11.5	10.6

Operating income	7.3	13.3
Other income (expense):
Interest expense	(2.1)	(1.8)
Other, net	0.4	0.3

Total other expense, net	(1.7)	(1.5)

Income before income taxes	5.6	11.8
Income tax provision	(1.5)	(3.3)

Net income	4.1	8.5
Less: Net loss (income) attributable to noncontrolling interest	0.1	(0.6)

Net income attributable to TTM Technologies, Inc. stockholders	4.2%	7.9%

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

The following table compares net sales by reportable segment for the quarters ended March 26, 2012 and March 28, 2011:

	Quarter Ended
	March 26, 2012	March 28, 2011
	(In thousands)
Net Sales:
North America	$130,024	$142,250
Asia Pacific	171,758	202,465

Total sales	301,782	344,715
Inter-segment sales	(1,283)	(1,914)

Total net sales	$300,499	$342,801

Net Sales

Net sales decreased $42.3 million, or 12.3%, from $342.8 million for the first quarter ended March 28, 2011 to $300.5 million for the first quarter ended March 26, 2012.

Net sales for the North America segment decreased $12.2 million, or 8.6%, from $142.2 million in the first quarter of 2011 to $130.0 million in the first quarter of 2012. This decrease was primarily due to lower demand in our Networking/Communications and Aerospace/Defense end markets, resulting in a 12% decline in PCB sales volume partially offset by an 8% increase in the average PCB selling price. In addition, demand for backplane assemblies dropped by 21% from the first quarter of 2011.

Net sales for the Asia Pacific segment, excluding inter-segment sales, decreased $30.1 million, or 15.0%, from $200.6 million in the first quarter of 2011 to $170.5 million in the first quarter of 2012. This decrease was primarily due to lower demand in our Computing and Networking/Communications end markets, resulting in a 27% decline in PCB shipments from the first quarter of 2011. The average PCB selling price increased by 16%, which was driven by the mix shift from conventional PCBs and standard HDI PCBs toward higher priced advanced HDI PCBs.

Cost of Goods Sold

Cost of goods sold decreased $16.9 million, or 6.5%, from $260.9 million for the first quarter ended March 28, 2011 to $244.0 million for the first quarter ended March 26, 2012.

Cost of goods sold for the North America segment decreased $7.6 million, or 6.8%, from $111.1 million for the first quarter of 2011 to $103.5 million for the first quarter of 2012. As a percentage of net sales, cost of goods sold increased from 78.1% for the first quarter of 2011 to 79.6% for the first quarter of 2012, primarily due to higher labor expense and lower cost absorption due to the decline in net sales, partially offset by a lower mix of backplane assemblies, which have a higher direct material content.

Cost of goods sold for the Asia Pacific segment decreased $9.3 million, or 6.2%, from $149.8 million for the first quarter of 2011 to $140.5 million for the first quarter of 2012. As a percentage of net sales, cost of goods sold increased from 74.7% for the first quarter of 2011 to 82.4% for the first quarter of 2012, primarily due to higher labor costs in China, increased depreciation expense and lower cost absorption due to the decline in net sales. Included in cost of goods sold for the first quarter of 2012 are approximately $3.9 million of costs related to the temporary closure of our SYE facility in Dongguan, China. These costs consist primarily of labor costs and depreciation expense.

Gross Profit

As a result of the foregoing, gross profit decreased $25.4 million, or 31.0%, from $81.9 million for the first quarter ended March 28, 2011 to $56.5 million for the first quarter ended March 26, 2012. Overall gross margin decreased from 23.9% for the first quarter of 2011 to 18.8% for the first quarter of 2012 due primarily to higher labor costs, lower cost absorption on lower production in our conventional PCB facilities, which has caused our capacity utilization to decline, and costs related to the temporary closure of SYE.

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.4 million, or 4.4%, from $9.0 million for the first quarter ended March 28, 2011 to $8.6 million for the first quarter ended March 26, 2012 primarily due to a decrease in commission expense. As a percentage of net sales, selling and marketing expenses were 2.6% for the first quarter of 2011 as compared to 2.9% for the first quarter of 2012. The increase in selling and marketing expense as a percentage of net sales is due to lower net sales and the fixed portion of selling expense, while commission expense remained consistent as a percentage of net sales.

General and Administrative Expense

General and administrative expenses decreased $1.0 million from $23.1 million, or 6.7% of net sales, for the first quarter ended March 28, 2011 to $22.1 million, or 7.4% of net sales, for the first quarter ended March 26, 2012. The decrease in expense primarily relates to lower accounting fees and bad debt expense. As a percentage of net sales, general and administrative increased due to a decline in net sales.

Other Income (Expense)

Other expense, net decreased $0.5 million from $5.3 million for the first quarter ended March 28, 2011 to $4.8 million for the first quarter ended March 26, 2012. The decrease in other expense, net was primarily due to a $0.8 million realized gain on sale of securities during the first quarter of 2012, partially offset by a $0.4 million decrease in foreign currency transaction gains.

Income Taxes

The provision for income taxes decreased $6.7 million from $11.3 million for the first quarter ended March 28, 2011 to $4.6 million for the first quarter ended March 26, 2012 primarily due to less pre-tax income. Our effective tax rate was 27.9% for the first quarter of 2011 and 27.4% for the first quarter of 2012. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of March 26, 2012 and December 31, 2011, we had net deferred income tax assets of approximately $12.2 million and $14.0 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of Convertible Notes and the issuance of term and revolving debt. Our principal uses of cash have been to finance capital expenditures, meet debt service requirements, fund working capital requirements and finance acquisitions. We anticipate that servicing debt, financing capital expenditures, funding working capital requirements, and acquisitions will continue to be the principal demands on our cash in the future. We have approximately $121.0 million of debt payments due in the next 12 months.

As of March 26, 2012, we had net working capital of approximately $264.1 million compared to $234.4 million as of December 31, 2011. This increase in working capital is primarily attributable to proceeds from long-term debt borrowings during the first quarter of 2012.

As of March 26, 2012, we had cash and cash equivalents of approximately $223.8 million, $80.9 million of which was located in Asia. Cash and cash equivalents located in our Asia Pacific operating segment are expected to remain for use in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China, which is managed in conjunction with our U.S. operations, are expected to be repatriated.

Our 2012 capital expenditure plan is expected to total approximately $135 million (of which approximately $123 million relates to our Asia Pacific segment). It will fund capital equipment purchases to increase production capacity, especially for advanced HDI and rigid flex PCB manufacturing, expand our technological capabilities and replace aging equipment. Additionally, we estimate that approximately $5 million of the $123 million in planned capital expenditures will be used for the repair and upgrade of our SYE facility in Dongguan, China, as discussed in our Results of Operations.

Subsequent to March 26, 2012, one of our majority owned foreign subsidiaries declared a dividend in the amount of approximately $47.6 million, which includes approximately $9.5 million for its noncontrolling interest shareholder. We expect to pay this dividend by the end of the third quarter of 2012.

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

Credit Agreement

We are party to a credit agreement (Credit Agreement) consisting of a $350.0 million senior secured Term Loan, a $87.5 million senior secured Revolving Loan, a $65.0 million Factoring Facility, and a $80.0 million Letters of Credit Facility, all of which will mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of our Asia Pacific operating segment and is senior to all other of our debt, including the Convertible Senior Notes. We have fully and unconditionally guaranteed the full and punctual payment of all obligations of the Asia Pacific operating segment under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by us) plus an applicable interest margin. Borrowings bear interest at a rate of LIBOR plus 2.0% under the Term Loan, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. At March 26, 2012, the weighted average interest rate on the outstanding borrowings was 2.29%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios for both us and our Asia Pacific segment. At March 26, 2012, we were in compliance with the covenants.

We are required to pay a commitment fee of 0.20% per annum on any unused portion of loan or facility under the Credit Agreement. We incurred $0.1 million for both of the first quarters ended March 26, 2012 and March 28, 2011 in commitment fees related to the unused portion of any loan or facility under the Credit Agreement. As of March 26, 2012, the remaining Term Loan of $245.0 million; $63.0 million under the Revolving Loan, which is included as long-term debt; and $57.5 million of Letters of Credit were outstanding. Available borrowing capacity under the Revolving Loan and Factoring Facility was $24.5 million and $65.0 million, respectively.

Bank Loans

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for our mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or People’s Bank of China rates with a margin adjustment. These bank loans expire at various dates through February 2014.

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

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of March 26, 2012, none of the conversion criteria had been met.

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

Other Letters of Credit

In addition to the letters of credit obtained pursuant to the Credit Agreement, the Company maintains several unused letters of credit: a $2.3 million standby letter of credit expiring on December 31, 2012 associated with its insured workers compensation program; two standby letters in the amount of $1.1 million in aggregate expiring on December 31, 2012 and February 28, 2013 related to the lease of two of its production facilities; and various other letters of credit aggregating to approximately $1.5 million related to purchases of machinery and equipment with various expiration dates through September 2012.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of March 26, 2012:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations(1)(2)	(In thousands)
Long-term debt obligations	$355,723	$120,972	$234,747	$4	$—
Convertible debt obligations	175,000	—	—	175,000	—
Interest on debt obligations	31,921	14,162	14,915	2,844	—
Interest rate swap liabilities	2,699	2,558	141	—	—
Foreign currency forward contract liabilities	1,353	1,141	212	—	—
Equipment payables	65,286	57,707	7,579	—	—
Purchase obligations	68,544	61,075	7,469	—	—
Operating lease commitments	7,781	2,172	2,287	2,042	1,280

Total contractual obligations	$708,307	$259,787	$267,350	$179,890	$1,280

(1)	Unrecognized uncertain tax benefits of $0.9 million are not included in the table above as we have not determined when the amount will be paid.
(2)	Estimated environmental liabilities of $0.6 million, not included in the table above, are accrued and recorded as liabilities in our consolidated condensed balance sheet as of March 26, 2012.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an update to an accounting standard related to comprehensive income, whereby an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted the amendments on January 1, 2012, and our adoption did not have a material impact.

In September 2011, the FASB issued an update to an accounting standard related to testing goodwill for impairment whereby an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We have adopted the amendments on January 1, 2012 and our adoption did not have a material impact.

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

We entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146.5 million, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350.0 million Term Loan for this period. The notional amount of the interest rate swap decreases to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at March 26, 2012 was $111.9 million. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period.

To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the quarter ended March 26, 2012. At inception, the fair value of the interest rate swap was zero. As of March 26, 2012 and December 31, 2011, the fair value of the swap was recorded as a liability of $2.4 million and $2.7 million, respectively, in other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in our consolidated condensed balance sheet. During the quarter ended March 26, 2012, the interest rate swap increased interest expense by $0.6 million. There was no impact to interest expense for the quarter ended March 28, 2011 as the interest rate swap does not hedge interest rate cash flows until the period beginning April 18, 2011. We have designated this interest rate swap as a cash flow hedge.

We also, through our acquisition of the Asia Pacific segment in 2010, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40.0 million, for the period beginning October 8, 2008 and ending on July 30, 2012. The notional amount of the interest rate swap amortizes to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at March 26, 2012 was $16.0 million. Under the terms of the interest rate swap, we will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, we did not designate this interest rate swap as a cash flow hedge. As of March 26, 2012 and December 31, 2011, the fair value of the swap was recorded as a liability of $0.2 million and $0.3 million, respectively, in other accrued expenses. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.

As of March 26, 2012, approximately 57% of our total debt was based on fixed rates, including notional amounts related to interest rate swaps. Based on our borrowings as of March 26, 2012 an assumed 1% change in variable rates would cause our annual interest cost to change by $2.3 million.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts at March 26, 2012 and December 31, 2011 was approximately $43.6 million and $44.7 million, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts at March 26, 2012 and December 31, 2011:

	As of March 26, 2012		As of December 31, 2011
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands in USD)		(In thousands in USD)
Receive foreign currency/pay USD
Euro	$39,353	1.36	$41,196	1.36
Japanese Yen	4,263	0.01	3,511	0.01

	$43,616		$44,707

Estimated fair value, net liability	$1,307		$1,750

Debt Instruments

The table below presents information about certain of our debt instruments (bank borrowings) as of March 26, 2012 and December 31, 2011.

	March 26, 2012
	Remaining 2012	2013	2014	2015	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
Variable Rate:
US$	$64,500	$255,500	$—	$—	$320,000	$318,291	2.25%
RMB	3,968	24,915	6,824	—	35,707	35,707	6.31%

Total Variable Rate	68,468	280,415	6,824	—	355,707	353,998

Fixed Rate:
US$	4	4	4	175,004	175,016	191,344	3.25%

Total Fixed Rate	4	4	4	175,004	175,016	191,344

Total	$68,472	$280,419	$6,828	$175,004	$530,723	$545,342

	December 31, 2011
	2012	2013	2014	2015	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
Variable Rate:
US$	$117,000	$192,500	$—	$—	$309,500	$308,554	2.26%
RMB	3,958	24,852	—	—	28,810	28,810	6.14%

Total Variable Rate	120,958	217,352	—	—	338,310	337,364

Fixed Rate:
US$	4	4	4	175,005	175,017	182,017	3.25%

Total Fixed Rate	4	4	4	175,005	175,017	182,017

Total	$120,962	$217,356	$4	$175,005	$513,327	$519,381

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps as of March 26, 2012.

	2012	2013	Fair Market Value
Average interest payout rate	2.59%	2.50%
Interest payout amount	(2,305)	(676)
Average interest received rate	0.24%	0.24%
Interest received amount	216	65
Fair value loss at March 26, 2012			(2,566)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2012, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to company management, including our CEO and CFO, as appropriate to allow timely discussion regarding disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 26, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must acknowledge the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation. We believe that the amount of any reasonably possible or probable loss for known matters would not be material to our financial condition; however, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition or results of operations and cash flows in a particular period.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, in analyzing an investment in our common stock. If any of the risks in our Annual Report on Form 10-K occurs, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.

In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or the other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.

Item 6. Exhibits

Exhibit Number	Exhibits

10.10	Amendment No. 1 to Restated Employment Agreement, dated as of January 16, 2012, by and between Kenton K. Alder and the Registrant. (1)

10.17	Form of Executive Change in Control Severance Agreement and schedule of agreements.(1)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB*	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Documents

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 19, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Kenton K. Alder
Kenton K. Alder
Dated: May 7, 2012	President and Chief Executive Officer

/s/ Steven W. Richards
Steven W. Richards
Dated: May 7, 2012	Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

10.10	Amendment No. 1 to Restated Employment Agreement, dated as of January 16, 2012, by and between Kenton K. Alder and the Registrant. (1)

10.17	Form of Executive Change in Control Severance Agreement and schedule of agreements.(1)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB*	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Documents

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 19, 2012.