Form 10-Q
period 2012-06-25
TTM TECHNOLOGIES INC
filed 2012-08-06
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2012

Commission File Number: 0-31285

TTM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	91-1033443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1665 Scenic Avenue, Suite 250, Costa Mesa, California 92626

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at August 1, 2012: 81,928,997

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	June 25, 2012	December 31, 2011
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$248,486	$196,052
Available for sale securities	454	3,566
Accounts and notes receivable, net of allowance for bad debts of $1,061 in 2012 and $1,294 in 2011	309,982	316,568
Inventories	131,889	129,430
Prepaid expenses and other current assets	26,247	19,001
Deferred income taxes	6,917	6,917

Total current assets	723,975	671,534
Property, plant and equipment, net	809,499	766,800
Deferred income taxes	18,455	21,798
Goodwill	183,462	183,320
Definite-lived intangibles, net	72,492	80,508
Deposits and other non-current assets	13,407	25,109

	$1,821,290	$1,749,069

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt, net of discount	$111,760	$120,882
Accounts payable	154,260	149,055
Accounts payable due to related parties	34,751	36,851
Accrued salaries, wages and benefits	42,420	48,345
Equipment payable	58,681	55,099
Other liabilities and accrued expenses	39,713	26,908

Total current liabilities	441,585	437,140

Convertible senior notes, net of discount	154,276	151,153
Long-term debt	261,601	217,365
Deferred income taxes	13,780	14,718
Other long-term liabilities	15,795	6,023

Total long-term liabilities	445,452	389,259

Commitments and contingencies (Note 12)
Equity:
TTM Technologies, Inc. stockholders’ equity
Common stock, $0.001 par value; 200,000 shares authorized, 81,928 and 81,339 shares issued and outstanding in 2012 and 2011, respectively	82	81
Additional paid-in capital	541,045	535,558
Retained earnings	243,120	228,661
Statutory surplus reserve	12,567	7,021
Accumulated other comprehensive income	33,916	37,596

Total TTM Technologies, Inc. stockholders’ equity	830,730	808,917
Noncontrolling interest	103,523	113,753

Total equity	934,253	922,670

	$1,821,290	$1,749,069

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended June 25, 2012 and June 27, 2011

	Quarter Ended		Two Quarters Ended
	June 25, 2012	June 27, 2011	June 25, 2012	June 27, 2011
	(Unaudited) (In thousands, except per share data)
Net sales	$327,423	$366,117	$627,922	$708,918
Cost of goods sold	272,732	288,782	516,753	549,657

Gross profit	54,691	77,335	111,169	159,261

Operating expenses:
Selling and marketing	9,008	9,323	17,630	18,356
General and administrative	23,453	24,111	45,588	47,162
Amortization of definite-lived intangibles	4,102	4,321	8,018	8,479
Impairment of long-lived assets	—	48,125	—	48,125

Total operating expenses	36,563	85,880	71,236	122,122

Operating income (loss)	18,128	(8,545)	39,933	37,139

Other income (expense):
Interest expense	(6,380)	(6,684)	(12,797)	(12,975)
Other, net	(188)	3,435	1,399	4,412

Total other expense, net	(6,568)	(3,249)	(11,398)	(8,563)

Income (loss) before income taxes	11,560	(11,794)	28,535	28,576
Income tax provision	(4,009)	(8,474)	(8,652)	(19,756)

Net income (loss)	7,551	(20,268)	19,883	8,820
Less: Net (income) loss attributable to the noncontrolling interest	(141)	(635)	122	(2,600)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$7,410	$(20,903)	$20,005	$6,220

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings (loss) per share	$0.09	$(0.26)	$0.24	$0.08

Diluted earnings (loss) per share	$0.09	$(0.26)	$0.24	$0.08

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Two Quarters Ended June 25, 2012 and June 27, 2011

	Quarter Ended		Two Quarters Ended
	June 25, 2012	June 27, 2011	June 25, 2012	June 27, 2011
	(Unaudited) (In thousands)
Net income (loss)	$7,551	$(20,268)	$19,883	$8,820
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	(5,942)	8,154	(4,468)	10,968
Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	349	(63)	1,276	554
Less: reclassification to earnings	(17)	113	(61)	113

Net	332	50	1,215	667

Unrealized gains (losses) on available for sale securities:
Unrealized gain (loss) on available for sale securities during period	(162)	1,648	(122)	1,648
Less: gains realized in net earnings	—	—	(912)	—

Net	(162)	1,648	(1,034)	1,648

Other comprehensive income (loss), net of tax	(5,772)	9,852	(4,287)	13,283

Comprehensive income (loss)	1,779	(10,416)	15,596	22,103
Less: comprehensive (income) loss attributable to the noncontrolling interest	687	(1,880)	729	(4,189)

Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$2,466	$(12,296)	$16,325	$17,914

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended June 25, 2012 and June 27, 2011

	Two Quarters Ended
	June 25, 2012	June 27, 2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$19,883	$8,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	39,278	32,521
Amortization of definite-lived intangible assets	8,065	8,538
Amortization of convertible notes discount, debt discount and debt issuance costs	3,900	3,728
Non-cash interest imputed on other long-term liabilities and related party financing obligation	34	628
Income tax benefit from restricted stock units released and common stock options exercised	(619)	(1,956)
Deferred income taxes	2,704	10,155
Stock-based compensation	4,988	3,879
Impairment of long-lived assets	—	48,125
Realized gain on early payment of related party financing obligation	—	(1,659)
Net loss on sale of property, plant and equipment	902	269
Net gain on sale of securities	(816)	—
Net unrealized loss on derivative assets and liabilities	1,257	697
Unrealized foreign currency exchange (gain) loss	(321)	1,280
Changes in operating assets and liabilities:
Accounts and notes receivable, net	6,432	(6,464)
Inventories	(2,523)	(5,614)
Prepaid expenses and other current assets	(7,446)	(1,899)
Accounts payable	2,080	10,692
Accrued salaries, wages and benefits and other accrued expenses	(5,489)	(6,885)

Net cash provided by operating activities	72,309	104,855

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(59,700)	(70,963)
Proceeds from sale of property, plant and equipment	149	364
Proceeds from sale of securities	2,898	—

Net cash used in investing activities	(56,653)	(70,599)

Cash flows from financing activities:
Proceeds from long-term debt	103,823	10,822
Repayment of long-term debt	(68,467)	(32,120)
Net proceeds from revolving loan	—	20,000
Settlement of related party financing obligation	—	(20,528)
Proceeds from exercise of stock options	89	6,264
Excess tax benefits from stock awards exercised or released	619	1,956

Net cash provided by (used in) financing activities	36,064	(13,606)

Effect of foreign currency exchange rates on cash and cash equivalents	714	(830)

Net increase in cash and cash equivalents	52,434	19,820
Cash and cash equivalents at beginning of period	196,052	216,078

Cash and cash equivalents at end of period	$248,486	$235,898

Supplemental disclosures of noncash investing and financing activities:

At June 25, 2012 and June 27, 2011, accrued purchases of equipment totaled $73,623 and $75,840, respectively.

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the last Monday in March and the fourth quarter always ending on December 31. The second quarters ended June 25, 2012 and June 27, 2011 each contained 91 days. The two quarters ended June 25, 2012 and June 27, 2011 contained 177 and 178 days, respectively.

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

Additionally, the tax effect on the individual components of other comprehensive income was not material and therefore not disclosed.

(2) Accounts and Notes Receivable Factoring and Sales Arrangements

In the normal course of business, the Company’s foreign subsidiaries utilize accounts receivable factoring arrangements. Under these arrangements, the Company may sell certain of its accounts receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the accounts receivable. In all arrangements there is no recourse against the Company for its customers’ failure to pay. The Company sold $20,169 of accounts receivable for the quarter ended June 27, 2011 and $3,941 and $34,430 for the two quarters ended June 25, 2012 and June 27, 2011, respectively. The Company did not sell any accounts receivable for the quarter ended June 25, 2012.

Additionally, the Company’s foreign subsidiaries may also sell certain of their notes receivable at an effective discount ranging from 1% to 3% of the notes receivable. The Company sold $865 and $13,277 of notes receivable for the quarters ended June 25, 2012 and June 27, 2011, respectively and $16,061 and $39,566 for the two quarters ended June 25, 2012 and June 27, 2011, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(3) Inventories

Inventories as of June 25, 2012 and December 31, 2011 consist of the following:

	June 25, 2012	December 31, 2011
	(In thousands)
Inventories:
Raw materials	$43,965	$44,340
Work-in-process	48,387	46,945
Finished goods	39,537	38,145

	$131,889	$129,430

(4) Goodwill and Definite-lived Intangibles

As of June 25, 2012 and December 31, 2011, goodwill by operating segment and the components of definite-lived intangibles were as follows:

Goodwill

	Asia Pacific	North America	Total
	(In thousands)
Balance as of December 31, 2011
Goodwill	$183,320	$132,286	$315,606
Accumulated impairment losses	—	(132,286)	(132,286)

	183,320	—	183,320

Foreign currency translation adjustment during the two quarters ended June 25, 2012	142	—	142

Balance as of June 25, 2012
Goodwill	$183,462	132,286	$315,748
Accumulated impairment losses	—	(132,286)	(132,286)

	$183,462	$—	$183,462

The June 25, 2012 and December 31, 2011 goodwill balance includes foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

Definite-lived Intangibles

	Gross Amount	Accumulated Amortization	Foreign Currency Rate Change	Net Carrying Amount	Weighted Average Amortization Period
		(In thousands)			(years)
Balance as of June 25, 2012:
Strategic customer relationships	$120,427	$(54,635)	$374	$66,166	9.2
Trade name	10,302	(3,983)	7	6,326	6.0
Licensing agreements	350	(350)	—	—	3.0

	$131,079	$(58,968)	$381	$72,492

All of the definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $4,120 and $4,350 for the quarters ended June 25, 2012 and June 27, 2011, respectively, and $8,065 and $8,538 for the two quarters ended June 25, 2012 and June 27, 2011, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2012	$8,457
2013	15,527
2014	13,949
2015	12,474
2016	7,730

$58,137

(5) Long-lived Asset Impairment

During the quarter ended June 27, 2011, the Company recorded an impairment charge in the amount of $48,125 to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge was comprised of $39,850 related to manufacturing equipment held for use at a plant acquired by Meadville in 2007 for which the Company had previously reduced the carrying value of certain of these assets during its purchase price allocation completed in 2010 related to the acquisition of the PCB Subsidiaries. Weaker than expected operating performance at this manufacturing plant in the first six months of 2011 resulting from a downturn in the profitability of the products produced at this manufacturing plant, and a reduction in expected future demand for the specific products produced resulted in a triggering event during the quarter ended June 27, 2011. Based on the undiscounted cash flows for this plant, an impairment of the manufacturing assets was indicated. The Company’s asset grouping for the impairment test was the manufacturing plant as the manufacturing equipment at this plant is specific to the products produced with separately identifiable cash flows. In addition, the manufacturing equipment at this plant cannot be used at the Company’s other manufacturing sites. The fair value of these manufacturing assets was determined using a discounted cash flow model over their remaining useful life with the impairment being the difference between the carrying value and the fair value of the asset group. The impairment charge is also comprised of $8,275 related to manufacturing equipment that, due to the change in market conditions noted above, has become or is expected to become technologically obsolete. The fair value of these assets was determined using third party quotes or other estimates of salvage value, and the assets’ carrying value was written down to salvage value. The new carrying value of the assets held for sale or disposal is approximately $1,003, which is included in machinery and equipment in property, plant and equipment, net in the accompanying consolidated condensed balance sheet.

(6) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of June 25, 2012 and December 31, 2011.

	Average Effective Interest Rate as of June 25, 2012	June 25, 2012	Average Effective Interest Rate as of December 31, 2011	December 31, 2011
		(In thousands)		(In thousands)
Bank loans, due various dates through May 2014	6.18%	$40,847	4.72%	$40,810
Term loan due November 2013	2.25%	245,000	2.30%	297,500
Revolving loan due November 2013	2.50%	87,500	—	—
Other	6.00%	14	6.00%	17

		373,361		338,327
Less: Unamortized discount		—		(80)

		373,361		338,247
Less: Current maturities		(111,760)		(120,882)

Long-term debt, less current maturities		$261,601		$217,365

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

The maturities of long-term debt through 2014 and thereafter are as follows:

(In thousands)
2012	$52,502
2013	304,670
2014	16,185
Thereafter	4

$373,361

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for the Company’s mainland China facilities. These facilities are denominated in Chinese Renminbi (RMB), with interest rates tied to People’s Bank of China rates with a margin adjustment. These bank loans expire at various dates through May 2014.

The Company is party to a credit agreement (Credit Agreement) that consists of a $350,000 senior secured term loan (Term Loan), an $87,500 senior secured revolving loan (Revolving Loan), a $65,000 factoring facility (Factoring Facility), and an $80,000 letters of credit facility (Letters of Credit Facility), all of which will mature on November 16, 2013. The Credit Agreement is secured by substantially all of the assets of the Company’s Asia Pacific operating segment and is senior to all other Company debt, including the Convertible Senior Notes, (Note 7). The Company has fully and unconditionally guaranteed the full and punctual payment of all obligations of its Asia Pacific operating segment under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by the Company) plus an applicable interest margin. Borrowings under the Term Loan bear interest at a rate of LIBOR plus 2.0%, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. There is no provision, other than an event of default, for these interest margins to increase. At June 25, 2012, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.31%.

The Company is required to make scheduled payments of the outstanding Term Loan balance during 2012 and 2013. All and any other outstanding balances under the Credit Agreement are due at the maturity date of November 16, 2013. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and at the Asia Pacific operating segment level. At June 25, 2012, the Company is in compliance with the covenants.

The Company is also required to pay a commitment fee of 0.20% per annum on the unused portion of any loan or facility under the Credit Agreement. The Company incurred commitment fees related to unused borrowing availability under the Credit Agreement of $41 and $77 for the quarters ended June 25, 2012 and June 27, 2011, respectively, and $98 and $153, for the two quarters ended June 25, 2012 and June 27, 2011, respectively. As of June 25, 2012, all of the remaining Term Loan and Revolving Loan, which is included as long-term debt, was outstanding; none of the Factoring Facility was outstanding; and $56,782 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Factoring Facility was $65,000 at June 25, 2012.

The Company entered into an interest rate swap arrangement with an initial notional amount of $146,500 for the period beginning April 18, 2011 and ending on April 16, 2013. See Note 8.

Other Letters of Credit

In addition to the letters of credit obtained pursuant to the Credit Agreement, the Company maintains several unused letters of credit: a $2,294 standby letter of credit expiring on December 31, 2012 associated with its insured workers compensation program; two standby letters of credit in the amount of $1,060 in aggregate expiring on December 31, 2012 and February 28, 2013, respectively, related to the lease of two of its production facilities; and various other letters of credit aggregating to approximately $535 related to purchases of machinery and equipment with various expiration dates through October 2012.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At June 25, 2012 and December 31, 2011, the following summarizes the liability and equity components of the Convertible Notes:

	June 25, 2012	December 31, 2011
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(20,724)	(23,847)

Convertible Notes, net of discount	$154,276	$151,153

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At June 25, 2012 and December 31, 2011, remaining unamortized debt issuance costs included in other non-current assets were $2,091 and $2,406, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At June 25, 2012, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 2.9 years.

The components of interest expense resulting from the Convertible Notes for the quarter and two quarters ended June 25, 2012 and June 27, 2011 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 25, 2012	June 27, 2011	June 25, 2012	June 27, 2011
	(In thousands)
Contractual coupon interest	$1,422	$1,422	$2,844	$2,844
Amortization of Convertible Notes debt discount	1,578	1,452	3,123	2,874
Amortization of debt issuance costs	159	147	315	290

	$3,159	$3,021	$6,282	$6,008

For the quarter and two quarters ended June 25, 2012 and June 27, 2011, the amortization of the Convertible Notes debt discount and debt issuance costs is based on an effective interest rate of 8.37%.

Conversion

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of June 25, 2012, none of the conversion criteria had been met.

On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of June 25, 2012, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

(8) Financial Instruments

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

The notional amount of the interest rate swap decreases to zero over its term, consistent with the Company’s risk management objectives. The notional value underlying the hedge at June 25, 2012 was $120,200. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period. The Company has designated this interest rate swap as a cash flow hedge.

At inception, the fair value of the interest rate swap was zero. As of June 25, 2012 and December 31, 2011, the fair value of the swap was recorded as a liability of $1,721 in other accrued expenses and $2,721 in other long-term liabilities, respectively. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in the Company’s consolidated condensed balance sheet. No ineffectiveness was recognized for the quarters or two quarters ended June 25, 2012 and June 27, 2011. During the quarters ended June 25, 2012 and June 27, 2011, the interest rate swap increased interest expense by $676 and $664, respectively, and by $1,285 and $664 for the two quarters ended June 25, 2012 and June 27, 2011, respectively.

Additionally, the Company, through its acquisition of the Asia Pacific operating segment in 2010, assumed a long-term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40,000, for the period beginning October 8, 2008 and ending on July 30, 2012. This interest rate swap applied to the Asia Pacific segment’s pre-acquisition, long-term borrowings, which were paid in full on the acquisition date. The notional amount of the interest rate swap decreases to zero over its term and was $16,000 as of June 25, 2012. Under the terms of the interest rate swap, the Company will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid upon acquisition, the Company did not designate this interest rate swap as a cash flow hedge. As of June 25, 2012 and December 31, 2011, the fair value of the swap was recorded as a liability of $85 and $314, respectively, in other accrued expenses. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at June 25, 2012 and December 31, 2011 was approximately $39,007 and $44,707, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	June 25, 2012	December 31, 2011
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other accrued expenses	$(376)	$—
Foreign exchange contracts	Other long-term liabilities	(294)	(1,111)
Interest rate swap	Other accrued expenses	(1,721)	(2,721)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	—	89
Foreign exchange contracts	Other accrued expenses	(2,182)	(631)
Foreign exchange contracts	Other long-term liabilities	—	(97)
Interest rate swap	Other accrued expenses	(85)	(314)

		$(4,658)	$(4,785)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Quarter Ended
		June 25, 2012			June 27, 2011
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$631	$(676)	$—	$(338)	$(664)	$—
Foreign currency forward	Other, net	(177)	—	—	219	—	—

		$454	$(676)	$—	$(119)	$(664)	$—

		For the Two Quarters Ended
		June 25, 2012			June 27, 2011
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$1,000	$(1,285)	$—	$(573)	$(664)	$—
Foreign currency forward	Other, net	441	—	—	1,033	—	—

		$1,441	$(1,285)	$—	$460	$(664)	$—

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the two quarters ended June 25, 2012 and June 27, 2011:

	For the Two Quarters Ended
	June 25, 2012	June 27, 2011
	(In thousands)
Beginning balance unrealized loss, net of tax	$(3,262)	$(3,121)
Changes in fair value, net of tax	1,276	554
Reclassification to earnings	(61)	113

Ending balance unrealized loss, net of tax	$(2,047)	$(2,454)

The amounts recorded in accumulated other comprehensive income for the cash flow hedge related to the interest rate swap are reclassified into interest expense during the operative period of the swap, beginning April 18, 2011 and ending on April 16, 2013, and in the same period in which the related interest on the floating-rate debt obligation affects earnings. The Company expects that approximately $1,351 will be reclassified into the statement of operations, net of tax, in the next 12 months.

The gain (loss) recognized in other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 25, 2012	June 27, 2011	June 25, 2012	June 27, 2011
	(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	$129	$212	$229	$378
Foreign exchange contracts	(972)	(139)	(730)	782

	$(843)	$73	$(501)	$1,160

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at June 25, 2012 and December 31, 2011 were as follows:

	June 25, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$454	$454	$3,566	$3,566
Derivative assets, current	—	—	89	89
Derivative liabilities, current	4,364	4,364	945	945
Derivative liabilities, non-current	294	294	3,929	3,929
Long-term debt	373,361	372,346	338,247	337,381
Convertible senior notes	154,276	171,922	151,153	182,000

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

The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at June 25, 2012 and December 31, 2011.

The fair value of the convertible senior notes was estimated based on quoted market prices.

At June 25, 2012 and December 31, 2011, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

(9) Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income, net of tax, as of June 25, 2012 and December 31, 2011:

	June 25, 2012	December 31, 2011
	(In thousands)
Foreign currency translation, net of taxes of $2,819 for 2012 and $2,872 for 2011	$35,911	$39,772
Unrealized losses related to cash flow hedges, net of tax benefit of $284 for 2012 and $449 for 2011	(2,047)	(3,262)
Unrealized gains related to available for sales securities	52	1,086

	$33,916	$37,596

(10) Significant Customers and Concentration of Credit Risk

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

As of June 25, 2012 and December 31, 2011, the Company’s 10 largest customers in the aggregate accounted for 47% and 53%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

One customer, Apple, accounted for approximately 10% of the Company’s net sales for both of quarters ended June 25, 2012 and June 27, 2011, and 12% of the Company’s net sales for both of the two quarters ended June 25, 2012 and June 27, 2011. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operation.

(11) Fair Value Measures

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

At June 25, 2012 and December 31, 2011, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	June 25, 2012	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$97,969	$97,969	—	—
Available for sale securities	454	454	—	—
Interest rate swap derivative liabilities	1,806	—	$1,806	—
Foreign exchange derivative liabilities	2,852	—	2,852	—

	December 31, 2011	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$89,404	$89,404	—	—
Available for sale securities	3,566	3,566	—	—
Foreign exchange derivative assets	89	—	$89	—
Interest rate swap derivative liabilities	3,035	—	3,035	—
Foreign exchange derivative liabilities	1,839	—	1,839	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter or two quarters ended June 25, 2012 or June 27, 2011.

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

As of June 27, 2011, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

	Fair Value Measurements Using:
	June 27, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Impairment Charge for the Quarter and Two Quarters Ended June 27, 2011
	(In thousands)
Long-lived assets	$19,331	—	$19,331	—	$48,125

The fair values of long-lived assets held and used were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(12) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s consolidated condensed financial statements, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at June 25, 2012 and December 31, 2011. However, these amounts are not material to the consolidated condensed financial statements of the Company.

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

The Company concluded that it was probable that it would incur remediation and monitoring costs for the other three sites of approximately $500 and $628 as of June 25, 2012 and December 31, 2011, respectively, the liability for which is included in other long-term liabilities. The Company estimates that it will incur the remediation costs over the next 12 to 84 months. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(13) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the quarter and two quarters ended June 25, 2012 and June 27, 2011:

	Quarter Ended		Two Quarters Ended
	June 25, 2012	June 27, 2011	June 25, 2012	June 27, 2011
	(In thousands, except per share amounts)
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$7,410	$(20,903)	$20,005	$6,220

Weighted average shares outstanding	81,895	81,309	81,661	81,009
Dilutive effect of performance-based stock units, restricted stock units and stock options	372	—	587	916
Dilutive effect of assumed conversion of convertible notes outstanding	—	—	—	470

Diluted shares	82,267	81,309	82,248	82,395

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.09	$(0.26)	$0.24	$0.08

Diluted	$0.09	$(0.26)	$0.24	$0.08

Performance-based stock units, restricted stock units and stock options to purchase 935 shares of common stock for the quarter ended June 25, 2012 and 1,727 and 528 shares of common stock for the two quarters ended June 25, 2012 and June 27, 2011, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. For the quarter ended June 27, 2011, potential shares of common stock, consisting of stock options to purchase approximately 1,167 shares of common stock at exercise prices ranging from $2.76 to $16.82 per share, 1,338 restricted stock units, and 163 performance-based restricted stock units were not included in the computation of diluted earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.

Additionally, for the quarter and two quarters ended June 25, 2012, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the quarter, and therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(14) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	June 25, 2012	June 27, 2011	June 25, 2012	June 27, 2011
	(In thousands)
Cost of goods sold	$265	$254	$576	$471
Selling and marketing	118	100	232	211
General and administrative	2,400	1,770	4,180	3,197

Stock-based compensation expense recognized	2,783	2,124	4,988	3,879
Income tax benefit recognized	(691)	(584)	(1,270)	(1,118)

Total stock-based compensation expense after income taxes	$2,092	$1,540	$3,718	$2,761

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of performance-based restricted stock units (PRUs), representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which for fiscal years 2010, 2011 and 2012 are based on revenue and EBITDA (earnings before interest, tax, depreciation, and amortization expense), as defined in the grant notice and award agreement, each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to the S&P SmallCap 600 over the three-year performance period.

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter and two quarters ended June 25, 2012, management determined that vesting of the PRU awards was probable. PRU activity for the two quarters ended June 25, 2012 was as follows:

Shares
(In thousands)
Outstanding target shares at December 31, 2011	158
Granted:
Third tranche of 2010 grant	46
Second tranche of 2011 grant	63
First tranche of 2012 grant	81
Change in units due to annual performance achievement	(25)

Outstanding target shares at June 25, 2012	323

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarter and two quarters ended June 25, 2012 and June 27, 2011, the following assumptions were used in determining the fair value:

	June 25, 2012[1]	June 27, 2011[2]
Weighted-average fair value	$12.51	$22.74
Risk-free interest rate	0.3%	1.0%
Dividend yield	—	—
Expected volatility	55%	59%
Expected term in months	23	28

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2010, second year of the three-year performance period applicable to PRUs granted in 2011 and first year of the three-year performance period applicable to PRUs granted in 2012

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(2)

Reflects the weighted-averages for the second year of the three-year performance period applicable to PRUs granted in 2010 and for the first year of the three-year performance period applicable to PRUs granted in 2011.

Restricted Stock Units

The Company granted 54 and 239 restricted stock units during the quarters ended June 25, 2012 and June 27, 2011, respectively, and 711 and 574 restricted stock units during the two quarters ended June 25, 2012 and June 27, 2011, respectively. The units granted have a weighted-average fair value per unit of $10.65 and $18.35 for the quarters ended June 25, 2012 and June 27, 2011, respectively, and $11.90 and $17.74 for the two quarters ended June 25, 2012 and June 27, 2011, respectively. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarters or two quarters ended June 25, 2012 and June 27, 2011.

Foreign Employee Share Awards

The Company maintains foreign employee share awards, which existed prior to the acquisition of the Asia Pacific operating segment. These grants vest over five tranches. Three tranches have vested as of the second quarter of 2012 and the remaining two tranches will vest annually thereafter, through 2014. The fair value, after adjustment for estimated forfeitures, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At June 25, 2012 and December 31, 2011, there were approximately 33 and 50 shares in the employee share award grants, respectively.

The following is a summary of total unrecognized compensation costs as of June 25, 2012:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
PRU awards	$2,799	1.6
RSU awards	13,534	1.5
Stock option awards	334	1.5
Foreign employee share awards	160	1.1

	$16,827

(15) Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company manages its worldwide operations based on two geographic operating segments: 1) Asia Pacific, which consists of the PCB Subsidiaries and their seven PCB fabrication plants, which include a substrate facility; and 2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations and its related European sales support infrastructure. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution in their respective geographic regions.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

	For the Quarter Ended		For the Two Quarters Ended
	June 25, 2012	June 27, 2011	June 25, 2012	June 27, 2011
	(In thousands)
Net Sales:
Asia Pacific	$195,561	$226,203	$367,319	$428,668
North America	132,309	142,245	262,333	284,495

Total sales	327,870	368,448	629,652	713,163
Inter-segment sales	(447)	(2,331)	(1,730)	(4,245)

Total net sales	$327,423	$366,117	$627,922	$708,918

Operating Segment Income (Loss):
Asia Pacific	$11,154	$(18,016)	$23,979	$15,061
North America	11,076	13,792	23,972	30,557

Total operating segment income	22,230	(4,224)	47,951	45,618
Amortization of definite-lived intangibles	(4,102)	(4,321)	(8,018)	(8,479)

Total operating income (loss)	18,128	(8,545)	39,933	37,139
Total other expense	(6,568)	(3,249)	(11,398)	(8,563)

Income (loss) before income taxes	$11,560	$(11,794)	$28,535	$28,576

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and in conjunction with the Company’s revenue recognition policy. The inter-segment sales for the quarter and two quarters ended June 25, 2012 and June 27, 2011 are sales from the Asia Pacific operating segment to the North America operating segment.

(16) Related Party Transactions

The Company’s foreign subsidiaries have entered into long-term supply arrangements to purchase laminate and prepreg from a related party in which a significant shareholder of the Company holds an approximate 16% shareholding. These supply arrangements will expire on December 31, 2012. The Company’s foreign subsidiaries also purchased laminate and prepreg from the laminate companies of the said significant shareholder of the Company. The Company purchased laminate and prepreg from these related parties in the amount of $21,994 and $32,783 for the quarters ended June 25, 2012 and June 27, 2011, respectively, and $43,521 and $56,916 for the two quarters ended June 25, 2012 and June 27, 2011, respectively.

Additionally, a related party leases employee accommodation space from a foreign subsidiary of the Company. The net income for these activities was $50 and $62 for the quarters ended June 25, 2012 and June 27, 2011, respectively, and $98 and $126 for, the two quarters ended June 25, 2012 and June 27, 2011, respectively.

At June 25, 2012 and December 31, 2011, the Company’s consolidated condensed balance sheet included $34,751 and $36,851, respectively, in accounts payable due to, and $50 and $44, respectively, in accounts receivable due from a related party for the supply and lease arrangements.

(17) Dividend

During the second quarter ended June 25, 2012, one of the Company’s majority owned foreign subsidiaries declared a dividend in the amount of approximately $47,600, which includes $9,501 payable to its noncontrolling interest shareholder. Subsequent to June 25, 2012, the dividend of $9,501 for its noncontrolling interest shareholder was paid.

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

Based on customer inputs regarding new product introductions and overall prospects for our business, the majority of our net sales for 2012 are expected in the second half of the year. Labor expense has increased in our Asia Pacific segment beginning in the second quarter of 2012 due to both PRC government-mandated wage increases and additional compensation offered to our labor force as a result of a reduction of overtime hours that was implemented to meet standards required by some of our global customers. This increased labor expense has reduced the gross and operating margins of our Asia Pacific segment in 2012.

In January 2012, we temporarily closed a significant facility, Dongguan Shengyi Electronics Ltd. (SYE), located in Dongguan, China, for repairs and upgrades. A majority of SYE’s production and a significant portion of its work force have been temporarily transferred to our other facilities located in South China since this closure. Net sales in our Asia Pacific operating segment in the second and two quarters ended June 25, 2012 were reduced by approximately $2.8 million and approximately $5.3 million, respectively, as a result of this temporary closure. The SYE facility is expected to reopen during the third quarter of 2012.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our 10 largest customers accounted for 44% and 47% of our net sales in the quarters ended June 25, 2012 and June 27, 2011, respectively. Sales to our 10 largest customers accounted for 46% and 47% of our net sales in the two quarters ended June 25, 2012 and June 27, 2011, respectively. We sell to OEMs both directly and indirectly through EMS companies.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended		Two Quarters Ended
End Markets(1)	June 25, 2012	June 27, 2011	June 25, 2012	June 27, 2011
Aerospace/Defense	16%	17%	16%	16%
Cellular Phone	12	9	11	9
Computing/Storage/Peripherals	21	23	23	25
Medical/Industrial/Instrumentation/Other	9	7	9	8
Networking/Communications	32	38	32	36
Other	10	6	9	6

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisitions of other businesses. We have two operating segments, Asia Pacific and North America.

During the fourth quarter of each year, or when events and circumstances warrant an evaluation, we perform an impairment assessment of goodwill, which requires the use of a fair value based analysis. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary and consider factors such as a weakened economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

RESULTS OF OPERATIONS

There were 91 days in each of the second quarters ended June 25, 2012 and June 27, 2011, and 177 and 178 days in the two quarters ended June 25, 2012 and June 27, 2011, respectively. The following table sets forth the relationship of various items to net sales in our consolidated condensed statement of operations:

	Quarter Ended		Two Quarters Ended
	June 25, 2012	June 27, 2011	June 25, 2012	June 27, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.3	78.9	82.3	77.5

Gross profit	16.7	21.1	17.7	22.5

Operating expenses:
Selling and marketing	2.8	2.5	2.8	2.6
General and administrative	7.2	6.6	7.3	6.7
Amortization of definite-lived intangibles	1.2	1.2	1.2	1.2
Impairment of long-lived assets	—	13.1	—	6.8

Total operating expenses	11.2	23.4	11.3	17.3

Operating income (loss)	5.5	(2.3)	6.4	5.2
Other income (expense):
Interest expense	(1.9)	(1.8)	(2.1)	(1.8)
Other, net	(0.1)	0.9	0.2	0.6

Total other expense, net	(2.0)	(0.9)	(1.9)	(1.2)

Income (loss) before income taxes	3.5	(3.2)	4.5	4.0
Income tax provision	(1.2)	(2.3)	(1.3)	(2.8)

Net income (loss)	2.3	(5.5)	3.2	1.2
Less: Net income attributable to noncontrolling interest	—	(0.2)	—	(0.3)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	2.3%	(5.7)%	3.2%	0.9%

We manage our worldwide operations based on two geographic operating segments: (1) Asia Pacific, which consists of the PCB Subsidiaries and their seven PCB fabrication plants, which include a substrate facility; and (2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with our U.S. operations and its related European sales support infrastructure. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for our customers and use similar means of product distribution in their respective geographic regions.

The following table compares net sales by reportable segment for the quarters and two quarters ended June 25, 2012 and June 27, 2011:

	Quarter Ended		Two Quarters Ended
	June 25, 2012	June 27, 2011	June 25, 2012	June 27, 2011
	(In thousands)
Net Sales:
Asia Pacific	$195,561	$226,203	$367,319	$428,668
North America	132,309	142,245	262,333	284,495

Total sales	327,870	368,448	629,652	713,163
Inter-segment sales	(447)	(2,331)	(1,730)	(4,245)

Total net sales	$327,423	$366,117	$627,922	$708,918

Net Sales

Total net sales decreased $38.7 million, or 10.6%, from $366.1 million for the quarter ended June 27, 2011 to $327.4 million for the quarter ended June 25, 2012. Net sales for the Asia Pacific segment, excluding inter-segment sales, decreased $28.8 million, or 12.9%, from $223.9 million in the quarter ended June 27, 2011 to $195.1 million in the quarter ended June 25, 2012. This decrease was primarily due to lower demand in our Networking/Communications and Computing end markets, resulting in an 18% decline in PCB shipments from the quarter ended June 27, 2011. The average PCB selling price increased by 6%, which was driven by the mix shift from conventional PCBs and standard HDI PCBs toward higher priced advanced HDI PCBs. Net sales related to the North America segment decreased $9.9 million, or 7.0%, from $142.2 million for the quarter ended June 27, 2011 to $132.3 million for the quarter ended June 25, 2012, and was primarily due to lower demand in our Aerospace/Defense end market, resulting in a 7% decline in PCB sales volume partially offset by a 2% increase in the average PCB selling price. In addition, demand for backplane assemblies dropped by 12% from the quarter ended June 27, 2011.

Total net sales decreased by $81.0 million, or 11.4%, from $708.9 million for the two quarters ended June 27, 2011 to $627.9 million for the two quarters ended June 25, 2012. Net sales for the Asia Pacific segment, excluding inter-segment sales, decreased by $58.8 million, or 13.9%, from $424.4 million for the two quarters ended June 27, 2011 to $365.6 million for the two quarters ended June 25, 2012, mainly due to lower demand in our Networking/Communications and Computing end markets, resulting in an 22% decline in PCB shipments from the two quarters ended June 27, 2011. The average PCB selling price increased by 11%, which was driven by the mix shift from conventional PCBs and standard HDI PCBs toward higher priced advanced HDI PCBs. Net sales related to the North America segment decreased by $22.2 million, or 7.8%, from $284.5 million for the two quarters ended June 27, 2011 to $262.3 million for the two quarters ended June 25, 2012, primarily due to lower demand in our Aerospace/Defense and Networking/Communications end markets, resulting in a 10% decline in PCB sales volume partially offset by a 5% increase in the average PCB selling price. In addition, demand for backplane assemblies dropped by 16% from the two quarters ended June 27, 2011.

Cost of Goods Sold

Cost of goods sold decreased $16.1 million, or 5.6%, from $288.8 million for the quarter ended June 27, 2011 to $272.7 million for the quarter ended June 25, 2012. Cost of goods sold for the Asia Pacific segment decreased $9.9 million, or 5.7%, from $174.8 million for the quarter ended June 27, 2011 to $164.9 million for the quarter ended June 25, 2012. As a percentage of net sales, cost of goods sold for the Asia Pacific segment increased from 78.1% for the quarter ended June 27, 2011 to 84.5% for the quarter ended June 27, 2012, primarily due to higher labor costs in China, increased depreciation expense and lower fixed cost absorption due to the decline in net sales. Included in cost of goods sold for the quarter ended June 25, 2012 are approximately $4.4 million of costs related to the temporary closure of our SYE facility in Dongguan, China. These costs consist primarily of labor costs and depreciation expense. Cost of goods sold for the North America segment decreased $6.2 million, or 5.4%, from $114.0 million for the quarter ended June 27, 2011 to $107.8 million for the quarter ended June 25, 2012. As a percentage of net sales, cost of goods sold for the North America segment increased from 80.1% for the quarter ended June 27, 2011 to 81.5% for the quarter ended June 25, 2012, primarily due to higher labor expense and lower fixed cost absorption due to the decline in net sales, partially offset by a lower mix of backplane assemblies, which have higher direct material content.

Cost of goods sold decreased $32.9 million, or 6.0%, from $549.7 million for the two quarters ended June 27, 2011 to $516.8 million for the two quarters ended June 25, 2012. Cost of goods sold for the Asia Pacific segment decreased $19.1 million, or 5.9%, from $324.5 million for the two quarters ended June 27, 2011 to $305.4 million for the two quarters ended June 25, 2012. As a percentage of net sales, cost of goods sold for the Asia Pacific segment increased from 76.5% for the two quarters ended June 27, 2011 to 83.6% for the two quarters ended June 25, 2012, primarily due to higher labor costs in China, increased depreciation expense and lower fixed cost absorption due to the decline in net sales. Included in cost of goods sold for the two quarters ended June 25, 2012 are approximately $8.3 million of costs related to the temporary closure of our SYE facility in Dongguan, China. These costs consist primarily of labor costs and depreciation expense. Cost of goods sold for the North America segment decreased $13.8 million, or 6.1%, from $225.1 million for the two quarters ended 27, 2011 to $211.3 million for the two quarters ended June 25, 2012. As a percentage of net sales, cost of goods sold for the North America segment increased from 79.1% for the two quarters ended June 27, 2011 to 80.5% for the two quarters ended June 25, 2012, primarily due to higher labor expense and lower fixed cost absorption due to the decline in net sales, partially offset by a lower mix of backplane assemblies, which have a higher direct material content.

Gross Profit

As a result of the foregoing, gross profit decreased $22.6 million, or 29.2%, from $77.3 million for the quarter ended June 27, 2011 to $54.7 million for the quarter ended June 25, 2012. Additionally, gross profit decreased $48.1 million, or 30.2%, from $159.3 million for the two quarters ended June 27, 2011 to $111.2 million for the two quarters ended June 25, 2012. Overall gross margin decreased from 21.1% for the quarter ended June 27, 2011 to 16.7% for the quarter ended June 25, 2012 and from 22.5% for the two quarters ended June 27, 2011 to 17.7% for the two quarters ended June 25, 2012 due primarily to higher labor costs and depreciation expense, lower fixed cost absorption on lower production in our conventional PCB facilities, which has caused our capacity utilization to decline, and costs related to the temporary closure of SYE.

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.3 million, or 3.2%, from $9.3 million for the quarter ended June 27, 2011 to $9.0 million for the quarter ended June 25, 2012, primarily due to a decrease in commission expense. As a percentage of net sales, selling and marketing expenses were 2.5% for the quarter ended June 27, 2011 as compared to 2.8% for the quarter ended June 25, 2012. Additionally, selling and marketing expenses decreased $0.8 million, or 4.3%, from $18.4 million for the two quarters ended June 27, 2011 to $17.6 million for the two quarters ended June 25, 2012, also primarily due to a decrease in commission expense. As a percentage of net sales, selling and marketing expenses were 2.6% for the two quarters ended June 27, 2011 as compared to 2.8% for the two quarters ended June 25, 2012. The increase in selling and marketing expense as a percentage of net sales for the quarter and two quarters ended June 25, 2012 is due to lower net sales and the fixed portion of selling expense, while commission expense remained consistent as a percentage of net sales.

General and Administrative Expense

General and administrative expenses decreased $0.6 million from $24.1 million, or 6.6% of net sales, for the quarter ended June 27, 2011 to $23.5 million, or 7.2% of net sales, for the quarter ended June 25, 2012. Additionally, general and administrative expenses decreased $1.6 million from $47.2 million, or 6.7% of net sales, for the two quarters ended June 27, 2011 to $45.6 million, or 7.3% of net sales, for the two quarters ended June 25, 2012. For the quarter and two quarters ended June 25, 2012, the decrease in expense primarily relates to lower professional fees and incentive bonus accrual, partially offset by an increase in stock-based compensation expense. As a percentage of net sales, general and administrative expenses increased due to a decline in net sales for both the quarter and two quarters ended June 25, 2012.

Impairment of Long-Lived Assets

During the quarter and two quarters ended June 27, 2011, we recorded an impairment charge in the amount of $48.1 million to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge is comprised of $39.8 million related to manufacturing equipment held for use at a plant acquired by Meadville in 2007 for which we had previously reduced the carrying value of certain of these assets during our purchase price allocation completed in 2010 related to the acquisition of the PCB Subsidiaries. Weaker than expected operating performance at this manufacturing plant in the first six months of 2011 resulting from a downturn in the profitability of the products produced at this manufacturing plant and a reduction in expected future demand for the specific products produced resulted in a triggering event during the quarter ended June 27, 2011. Based on the undiscounted cash flows for this plant, an impairment of the manufacturing assets was indicated. Our asset grouping for the impairment test was the manufacturing plant as the manufacturing equipment at this plant is specific to the products produced with separately identifiable cash flows. In addition, the manufacturing equipment at this plant cannot be used at our other manufacturing sites. The fair value of these manufacturing assets was determined using a discounted cash flow model over their remaining useful life with the impairment being the difference between the carrying value and the fair value of the asset group. The impairment charge also includes $8.3 million related to manufacturing equipment that, due to the change in market conditions noted above, has become or is expected to become technologically obsolete. The fair value of these assets was determined using third party quotes or other estimates of salvage value and the assets’ carrying value was written down to salvage value. The new carrying value of the assets held for sale or disposal is approximately $1.0 million, which is included in machinery and equipment in property, plant and equipment in the accompanying consolidated condensed balance sheet.

As noted in our critical accounting policies above, we assess our goodwill for impairment at least annually during the fourth quarter of each year, or when events and circumstances warrant an evaluation. In the latter portion of the second quarter of 2012, our market capitalization began to decline significantly, driven by a reduction in the trading price of our common stock, which we believe is principally a result of weaker than expected operating results in our Asia Pacific business for the first half of 2012. However, while our operating results in our Asia Pacific business for the first half of 2012 were weaker than expected, the majority of our net sales for 2012 are expected in the second half of the year. Management does not believe there were any impairment triggering events during the quarter ended June 25, 2012. If the market outlook and operating performance of our Asia Pacific reporting unit does not recover to expected levels in future quarters, a triggering of a goodwill impairment assessment and a potential goodwill impairment charge may be warranted for our Asia Pacific reporting unit. At June 25, 2012, the carrying value of goodwill in our Asia Pacific reporting unit amounted to approximately $183.5 million.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Other Income (Expense)

Other expense, net increased $3.4 million from $3.2 million for the quarter ended June 27, 2011 to $6.6 million for the quarter ended June 25, 2012. The increase in other expense, net was primarily due to a decrease in foreign currency transaction and derivative gains by approximately $2.0 million and the absence of the $1.7 million realized gain related to the early settlement of a related party financing obligation related to the remaining 20% interest in Meadville Aspocomp (BVI) Holdings Ltd., which occurred in the quarter ended June 27, 2011. Additionally, other expense, net increased $2.8 million from $8.6 million for the two quarters ended June 27, 2011 to $11.4 million for the two quarters ended June 25, 2012. The increase in other expense, net was primarily due to a decrease in foreign currency transaction and derivative gains of approximately $1.9 million and the absence of the $1.7 million realized gain related to the early settlement of a related party financing obligation related to the remaining 20% interest in Meadville Aspocomp (BVI) Holdings Ltd., which occurred in the second quarter ended June 27, 2011, offset by a $0.8 million realized gain on sale of securities.

Income Taxes

The provision for income taxes decreased $4.5 million from $8.5 million for the quarter ended June 27, 2011 to $4.0 million for the quarter ended June 25, 2012 and by $11.1 million from $19.8 million for the two quarters ended June 27, 2011 to $8.7 million for the two quarters ended June 25, 2012, primarily due to less pre-tax income, exclusive of an impairment charge in the quarter ended June 27, 2011, for which a tax benefit was not recorded. Our effective tax rate was 34.7% for the quarter ended June 25, 2012 and 71.9% for the quarter ended June 27, 2011 and 30.3% and 69.1% for the two quarters ended June 25, 2012 and June 27, 2011, respectively. The Company’s effective tax rate changed due to the impact of an impairment charge in the quarter ended June 27, 2011, for which a tax benefit was not recorded. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of June 25, 2012 and December 31, 2011, we had net deferred income tax assets of approximately $11.6 million and $14.0 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of Convertible Notes and the issuance of term and revolving debt. Our principal uses of cash have been to finance capital expenditures, meet debt service requirements, fund working capital requirements and finance acquisitions. We anticipate that servicing debt, financing capital expenditures, funding working capital requirements, and acquisitions will continue to be the principal demands on our cash in the future. We have approximately $111.8 million of debt payments due in the next 12 months. We are currently evaluating our options related to refinancing our existing Term Loan and Revolving Loan debt arrangements, which we anticipate will be completed before the end of the current fiscal year.

As of June 25, 2012, we had net working capital of approximately $282.4 million compared to $234.4 million as of December 31, 2011. This increase in working capital is primarily attributable to proceeds from long-term debt borrowings during the two quarters ended June 25, 2012.

As of June 25, 2012, we had cash and cash equivalents of approximately $248.5 million, of which approximately $92.9 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of June 25, 2012, $91.8 million was located in Asia and $1.1 million was located in European countries. Cash and cash equivalents located in our Asia Pacific operating segment are expected to remain for use in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China as well as that in Europe, which is managed in conjunction with our U.S. operations, are expected to be repatriated and will be subject to U.S. income tax. As of June 25, 2012, approximately $8.6 million of cash and cash equivalents was located in our Shanghai, China backplane assembly plant. Other than the cash and cash equivalents located in our Shanghai backplane assembly and our European locations, we do not currently expect to repatriate earnings from our other foreign subsidiaries.

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

During the second quarter ended June 25, 2012, one of our majority owned foreign subsidiaries declared a dividend in the amount of approximately $47.6 million, which includes approximately $9.5 million for its noncontrolling interest shareholder. Subsequent to June 25, 2012, the dividend of $9.5 million for its noncontrolling interest shareholder was paid.

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

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by us) plus an applicable interest margin. Borrowings bear interest at a rate of LIBOR plus 2.0% under the Term Loan, LIBOR plus 2.25% under the Revolving Loan, and LIBOR plus 1.25% under the Factoring Facility. At June 25, 2012, the weighted average interest rate on the outstanding borrowings was 2.31%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios for both us and our Asia Pacific segment. At June 25, 2012, we were in compliance with the covenants.

We are required to pay a commitment fee of 0.20% per annum on any unused portion of loan or facility under the Credit Agreement. We incurred $0.1 million for both of the second quarters ended June 25, 2012 and June 27, 2011 and $0.1 million and $0.2 million for the two quarters ended June 25, 2012 and June 27, 2011, respectively, in commitment fees related to the unused portion of any loan or facility under the Credit Agreement. As of June 25, 2012, the remaining Term Loan of $245.0 million; $87.5 million under the Revolving Loan, which is included as long-term debt; and $56.8 million of Letters of Credit were outstanding. Available borrowing capacity under the Factoring Facility was $65.0 million.

Bank Loans

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for our mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or People’s Bank of China rates with a margin adjustment. These bank loans expire at various dates through May 2014.

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

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of June 25, 2012, none of the conversion criteria had been met.

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

Other Letters of Credit

In addition to the letters of credit obtained pursuant to the Credit Agreement, the Company maintains several unused letters of credit: a $2.3 million standby letter of credit expiring on December 31, 2012 associated with its insured workers compensation program; two standby letters of credit in the amount of $1.1 million in aggregate expiring on December 31, 2012 and February 28, 2013 related to the lease of two of its production facilities; and various other letters of credit aggregating to approximately $0.5 million related to purchases of machinery and equipment with various expiration dates through October 2012.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of June 25, 2012:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations(1)(2)
Long-term debt obligations	$373,361	$111,760	$261,600	$1	$—
Convertible debt obligations	175,000	—	175,000	—	—
Interest on debt obligations	28,621	14,557	14,064	—	—
Interest rate swap liabilities	1,873	1,873	—	—	—
Foreign currency forward contract liabilities	2,852	2,558	294	—	—
Equipment payables	71,507	58,681	12,826	—	—
Purchase obligations	58,565	46,821	11,744	—	—
Operating lease commitments	7,398	2,077	2,228	1,935	1,158

Total contractual obligations	$719,177	$238,327	$477,756	$1,936	$1,158

(1)	Unrecognized uncertain tax benefits of $0.9 million are not included in the table above as we have not determined when the amount will be paid.
(2)	Estimated environmental liabilities of $0.5 million, not included in the table above, are accrued and recorded as liabilities in our consolidated condensed balance sheet as of June 25, 2012.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate as we expect that we generally will be able to continue to pass along component price increases to our customers. One exception is for labor expense in China. In both 2011 and 2012, we increased the wages of most of our Chinese employees by more than 10 percent. Thus far, we have been largely unable to raise prices to our customers to recover this increased cost. In addition, severe increases in inflation could affect the global and U.S. economies and have an adverse impact on our business, financial condition and results of operations. In addition, we may not be able to pass along to our major customers significant increases in the costs of gold, copper and other commodities used in our products, which could have a material adverse impact on our gross profit margins.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an update to an accounting standard related to comprehensive income, whereby an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted the amendments on January 1, 2012, and our adoption did not have a material impact on our financial statements.

In September 2011, the FASB issued an update to an accounting standard related to testing goodwill for impairment whereby an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We have adopted the amendments on January 1, 2012 and our adoption did not have a material impact on our financial statements.

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

We entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146.5 million, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350.0 million Term Loan for this period. The notional amount of the interest rate swap decreases to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at June 25, 2012 was $120.2 million. Under the terms of the interest rate swap, the Company will pay a fixed rate of 2.50% and will receive floating 1-month LIBOR during the swap period.

To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the quarter and two quarters ended June 25, 2012. At inception, the fair value of the interest rate swap was zero. As of June 25, 2012 and December 31, 2011, the fair value of the swap was recorded as a liability of $1.7 million in other accrued liabilities and $2.7 million in other long-term liabilities, respectively. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in our consolidated condensed balance sheet. During both of the quarters ended June 25, 2012 and June 27, 2011, the interest rate swap increased interest expense by $0.7 million; and by $1.3 million and $0.7 million for the two quarters ended June 25, 2012 and June 27, 2011, respectively. We have designated this interest rate swap as a cash flow hedge.

We also, through our acquisition of the Asia Pacific segment in 2010, assumed a long term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40.0 million, for the period beginning October 8, 2008 and ending on July 30, 2012. The notional amount of the interest rate swap amortizes to zero over its term, consistent with our risk management objectives. The notional value underlying the hedge at June 25, 2012 was $16.0 million. Under the terms of the interest rate swap, we will pay a fixed rate of 3.43% and will receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid off upon acquisition, we did not designate this interest rate swap as a cash flow hedge. As of June 25, 2012 and December 31, 2011, the fair value of the swap was recorded as a liability of $0.1 million and $0.3 million, respectively, in other accrued expenses. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.

As of June 25, 2012, approximately 56.8% of our total debt was based on fixed rates, including notional amounts related to interest rate swaps. Based on our borrowings as of June 25, 2012 an assumed 1% change in variable rates would cause our annual interest cost to change by $2.4 million.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts at June 25, 2012 and December 31, 2011 was approximately $39.0 million and $44.7 million, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts at June 25, 2012 and December 31, 2011:

	As of June 25, 2012		As of December 31, 2011
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands in USD)		(In thousands in USD)
Receive foreign currency/pay USD
Euro	$34,912	1.36	$41,196	1.36
Japanese Yen	4,095	0.01	3,511	0.01

	$39,007		$44,707

Estimated fair value, net liability	$2,852		$1,750

Debt Instruments

The table below presents information about certain of our debt instruments (bank borrowings) as of June 25, 2012 and December 31, 2011.

	June 25, 2012
	Remaining 2012	2013	2014	2015	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
Variable Rate:
US$	$52,500	$280,000	$—	$—	$332,500	$331,485	2.31%
RMB	—	24,666	16,181	—	40,847	40,847	6.18%

Total Variable Rate	52,500	304,666	16,181	—	373,347	372,332

Fixed Rate:
US$	2	4	4	175,004	175,014	171,936	3.25%

Total Fixed Rate	2	4	4	175,004	175,014	171,936

Total	$52,502	$304,670	$16,185	$175,004	$548,361	$544,268

	December 31, 2011
	2012	2013	2014	2015	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
Variable Rate:
US$	$117,000	$192,500	$—	$—	$309,500	$308,554	2.26%
RMB	3,958	24,852	—	—	28,810	28,810	6.14%

Total Variable Rate	120,958	217,352	—	—	338,310	337,364

Fixed Rate:
US$	4	4	4	175,005	175,017	182,017	3.25%

Total Fixed Rate	4	4	4	175,005	175,017	182,017

Total	$120,962	$217,356	$4	$175,005	$513,327	$519,381

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps as of June 25, 2012.

	2012	2013	Fair Market Value
Average interest payout rate	2.56%	2.50%
Interest payout amount	(1,398)	(676)
Average interest received rate	0.25%	0.25%
Interest received amount	135	66
Fair value loss at June 25, 2012			(1,806)

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

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, evaluated the effectiveness of our disclosure controls and procedures as of June 25, 2012, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to company management, including our CEO and CFO, as appropriate to allow timely discussion regarding disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 25, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation. We believe that the amount of any reasonably possible or probable loss for known matters would not be material to our financial statements; however, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition or results of operations and cash flows in a particular period.

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

TTM Technologies, Inc.

/s/ KENTON K. ALDER
Kenton K. Alder
Dated: August 6, 2012	Chief Executive Officer and President

/s/ STEVEN W. RICHARDS
Steven W. Richards
Dated: August 6, 2012	EVP, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB*	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Documents

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.