Form 10-Q
period 2012-09-24
TTM TECHNOLOGIES INC
filed 2012-11-05
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2012

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at October 31, 2012: 81,929,061

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	September 24, 2012	December 31, 2011
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$280,796	$196,052
Available for sale securities	504	3,566
Accounts and notes receivable, net of allowance for bad debts of $1,800 in 2012 and $1,294 in 2011	313,607	316,568
Inventories	141,878	129,430
Prepaid expenses and other current assets	36,781	19,001
Deferred income taxes	6,917	6,917

Total current assets	780,483	671,534
Property, plant and equipment, net	817,427	766,800
Deferred income taxes	8,104	21,798
Goodwill	12,120	183,320
Definite-lived intangibles, net	39,493	80,508
Deposits and other non-current assets	11,104	25,109

	$1,668,731	$1,749,069

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt, net of discount	$41,215	$120,882
Accounts payable	175,814	149,055
Accounts payable due to related parties	36,894	36,851
Accrued salaries, wages and benefits	41,421	48,345
Equipment payable	69,903	55,099
Other liabilities and accrued expenses	29,796	26,908

Total current liabilities	395,043	437,140

Convertible senior notes, net of discount	155,888	151,153
Long-term debt	370,009	217,365
Deferred income taxes	4,058	14,718
Other long-term liabilities	12,579	6,023

Total long-term liabilities	542,534	389,259

Commitments and contingencies (Note 14)
Equity:
TTM Technologies, Inc. stockholders’ equity
Common stock, $0.001 par value; 200,000 shares authorized, 81,929 and 81,339 shares issued and outstanding in 2012 and 2011, respectively	82	81
Additional paid-in capital	543,239	535,558
Retained earnings	34,778	228,661
Statutory surplus reserve	12,567	7,021
Accumulated other comprehensive income	40,539	37,596

Total TTM Technologies, Inc. stockholders’ equity	631,205	808,917
Noncontrolling interest	99,949	113,753

Total equity	731,154	922,670

	$1,668,731	$1,749,069

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended September 24, 2012 and September 26, 2011

	Quarter Ended		Three Quarters Ended
	September 24, 2012	September 26, 2011	September 24, 2012	September 26, 2011
	(Unaudited) (In thousands, except per share data)
Net sales	$339,011	$358,261	$966,933	$1,067,179
Cost of goods sold	286,695	287,587	803,448	837,244

Gross profit	52,316	70,674	163,485	229,935

Operating expenses:
Selling and marketing	8,735	8,668	26,365	27,024
General and administrative	23,735	21,342	69,323	68,504
Amortization of definite-lived intangibles	4,104	4,315	12,122	12,794
Impairment of goodwill and definite-lived intangibles	200,335	—	200,335	—
Impairment of long-lived assets	18,082	—	18,082	48,125

Total operating expenses	254,991	34,325	326,227	156,447

Operating (loss) income	(202,675)	36,349	(162,742)	73,488

Other income (expense):
Interest expense	(6,429)	(6,734)	(19,226)	(19,709)
Loss on extinguishment of debt	(5,527)	—	(5,527)	—
Other, net	1,117	1,353	2,516	5,765

Total other expense, net	(10,839)	(5,381)	(22,237)	(13,944)

(Loss) income before income taxes	(213,514)	30,968	(184,979)	59,544
Income tax benefit (provision)	850	(4,921)	(7,802)	(24,677)

Net (loss) income	(212,664)	26,047	(192,781)	34,867
Less: Net loss (income) attributable to the noncontrolling interest	4,322	(1,569)	4,444	(4,169)

Net (loss) income attributable to TTM Technologies, Inc. stockholders	$(208,342)	$24,478	$(188,337)	$30,698

(Loss) earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic (loss) earnings per share	$(2.54)	$0.30	$(2.30)	$0.38

Diluted (loss) earnings per share	$(2.54)	$0.30	$(2.30)	$0.37

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Three Quarters Ended September 24, 2012 and September 26, 2011

	Quarter Ended		Three Quarters Ended
	September 24, 2012	September 26, 2011	September 24, 2012	September 26, 2011
	(Unaudited) (In thousands)
Net (loss) income	$(212,664)	$26,047	$(192,781)	$34,867
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	5,312	6,855	843	17,823
Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	1,105	(769)	2,381	(215)
Less: reclassification into earnings, net of tax	903	(19)	842	94

Net	2,008	(788)	3,223	(121)

Unrealized gains (losses) on available for sale securities:
Unrealized gain (loss) on available for sale securities during period	50	(214)	(72)	1,433
Less: gains realized in net earnings	—	(28)	(912)	(28)

Net	50	(242)	(984)	1,405

Other comprehensive income (loss), net of tax	7,370	5,825	3,082	19,107

Comprehensive (loss) income	(205,294)	31,872	(189,699)	53,974
Less: comprehensive loss (income) attributable to the noncontrolling interest	3,574	(2,624)	4,304	(6,813)

Comprehensive (loss) income attributable to TTM Technologies, Inc. stockholders	$(201,720)	$29,248	$(185,395)	$47,161

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended September 24, 2012 and September 26, 2011

	Three Quarters Ended
	September 24, 2012	September 26, 2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(192,781)	$34,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	60,324	49,752
Amortization of definite-lived intangible assets	12,169	12,881
Amortization of convertible notes discount, debt discount and debt issuance costs	5,877	5,637
Non-cash interest imputed on other long-term liabilities and related party financing obligation	49	650
Income tax benefit from restricted stock units released and common stock options exercised	(620)	(1,958)
Deferred income taxes	2,723	10,758
Stock-based compensation	7,445	5,932
Impairment of goodwill and definite-lived intangibles	200,335	—
Impairment of long-lived assets	18,082	48,125
Loss on extinguishment of debt	5,527	—
Realized gain on early payment of related party financing obligation	—	(1,659)
Net loss on sale of property, plant and equipment	1,121	283
Realized gain on sale of securities	(816)	(46)
Net unrealized loss on derivative assets and liabilities	1,370	821
Unrealized foreign currency exchange loss	43	1,459
Changes in operating assets and liabilities:
Accounts and notes receivable, net	2,994	(12,772)
Inventories	(12,444)	(11,993)
Prepaid expenses and other current assets	(17,919)	(5,672)
Accounts payable	27,473	11,115
Accrued salaries, wages and benefits and other accrued expenses	(5,136)	(732)

Net cash provided by operating activities	115,816	147,448

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(89,906)	(99,284)
Proceeds from sale of property, plant and equipment	191	389
Proceeds from sale of short-term investments	2,898	110

Net cash used in investing activities	(86,817)	(98,785)

Cash flows from financing activities:
Proceeds from long-term debt	473,823	24,438
Repayment of long-term debt	(400,968)	(67,122)
Payment of debt issuance costs	(7,787)	—
Settlement of related party financing obligation	—	(20,528)
Dividends paid to noncontrolling interest shareholder	(9,501)	—
Proceeds from exercise of stock options	88	6,264
Excess tax benefits from stock awards exercised or released	620	1,958

Net cash provided by (used in) financing activities	56,275	(54,990)

Effect of foreign currency exchange rates on cash and cash equivalents	(530)	(2,085)

Net increase (decrease) in cash and cash equivalents	84,744	(8,412)
Cash and cash equivalents at beginning of period	196,052	216,078

Cash and cash equivalents at end of period	$280,796	$207,666

Supplemental disclosures of noncash investing and financing activities:

At September 24, 2012 and September 26, 2011, accrued purchases of equipment totaled $81,479 and $74,064, respectively.

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the last Monday in March and the fourth quarter always ending on December 31. The third quarters ended September 24, 2012 and September 26, 2011 each contained 91 days. The three quarters ended September 24, 2012 and September 26, 2011 contained 268 and 269 days, respectively.

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

(2) Impairment of Goodwill, Definite-lived Intangibles and Long-Lived Assets

During the third quarter of 2012, the Company recorded a charge for the impairment of goodwill and definite-lived intangibles in the amount of $200,335 as well as an impairment of long-lived assets in the amount of $18,082, related to the Asia Pacific reporting unit, which is also the Asia Pacific operating segment. The goodwill and definite-lived intangibles impairment charge was incurred when the operating segment’s carrying value exceeded its fair value. Similarly, the long-lived asset impairment charge was incurred to reduce the carrying value of certain long-lived assets to their fair value. The Company performed this evaluation of goodwill, definite-lived intangibles and long-lived assets when the Company believed there were impairment triggering events and circumstances which warranted an evaluation. These circumstances included continued decreases in operating profit due to softer revenues and shifts in product mix when compared with projected results. These factors led to weaker performance than the Company expected for the third quarter of 2012 and to a weaker outlook for the remainder of 2012 and beyond. This operating performance also has caused the Company’s market capitalization to decline significantly due to a reduction in the trading price of the Company’s common stock.

Additionally, during the three quarters ended September 26, 2011, the Company recorded an impairment charge in the amount of $48,125 to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge was comprised of $39,850 related to manufacturing equipment held for use at a plant acquired by Meadville Holdings Limited (Meadville) in 2007 and $8,275 related to manufacturing equipment that, due to the change in market conditions, has become or is expected to become technologically obsolete.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

As of September 24, 2012, the Company had remaining goodwill and definite-lived intangibles, net in the amount of $12,120 and $39,493, respectively. See Note 5 for additional information regarding the impairment of goodwill and definite-lived intangibles and Note 6 for additional information regarding the impairment of long-lived assets.

(3) Accounts and Notes Receivable Factoring and Sales Arrangements

In the normal course of business, the Company’s foreign subsidiaries utilize accounts receivable factoring arrangements. Under these arrangements, the Company’s foreign subsidiaries may sell certain of its accounts receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the accounts receivable. In all arrangements there is no recourse against the Company’s foreign subsidiaries for their customers’ failure to pay. The Company’s foreign subsidiaries sold $17,894 of accounts receivable for the quarter ended September 26, 2011, and $3,941 and $52,324 for the three quarters ended September 24, 2012 and September 26, 2011, respectively. The Company’s foreign subsidiaries did not sell any accounts receivable for the quarter ended September 24, 2012.

Additionally, the Company’s foreign subsidiaries may also sell certain of their notes receivable at an effective discount ranging from 1% to 3% of the notes receivable. The Company’s foreign subsidiaries sold $14,504 and $7,345 of notes receivable for the quarters ended September 24, 2012 and September 26, 2011, respectively, and $30,565 and $48,295 for the three quarters ended September 24, 2012 and September 26, 2011, respectively.

(4) Inventories

Inventories as of September 24, 2012 and December 31, 2011 consist of the following:

	September 24, 2012	December 31, 2011
	(In thousands)
Inventories:
Raw materials	$45,804	$44,340
Work-in-process	55,311	46,945
Finished goods	40,763	38,145

	$141,878	$129,430

(5) Goodwill and Definite-lived Intangibles

During the third quarter of 2012, the Company performed an interim impairment test of goodwill and an impairment test of definite-lived intangibles related to the Asia Pacific operating segment. The Company believed there were impairment triggering events and circumstances which warranted an evaluation. These circumstances included, a decline in revenue and margins compared with projected results, which led to weaker performance than the Company expected. Another factor was the decline in the Company’s market capitalization due to, a reduction in the trading price of the Company’s common stock, which was principally a result of the aforesaid weaker than expected operating results in the Asia Pacific operating segment for 2012. As a result, the Company recorded a charge for the impairment of goodwill and definite-lived intangibles in the amount of $200,335, consisting of a goodwill charge of $171,400 and a definite-lived intangibles impairment charge of $28,935. See additional information below regarding such impairment charges.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

Goodwill

As of September 24, 2012 and December 31, 2011, goodwill by operating segment was as follows:

	Asia Pacific	North America	Total
	(In thousands)
Balance as of December 31, 2011
Goodwill	$183,320	$132,286	$315,606
Accumulated impairment losses	—	(132,286)	(132,286)

	183,320	—	183,320

Impairment losses during the three quarters ended September 24, 2012	(171,400)	—	(171,400)
Foreign currency translation adjustment during the three quarters ended September 24, 2012	200	—	200

Balance as of September 24, 2012
Goodwill	$183,520	132,286	$315,806
Accumulated impairment losses	(171,400)	(132,286)	(303,686)

	$12,120	$—	$12,120

As mentioned above, the Company performed an interim evaluation of goodwill as the Company believed there were impairment triggering events and circumstances which warranted an evaluation. Given the triggering events and circumstances, the Company performed step one of the impairment test for goodwill and determined that the fair value of the Asia Pacific operating segment, which was based on a combination of discounted cash flow analysis and market approach, was lower than the carrying value.

The failure of step one of the goodwill impairment test triggered a step two impairment analysis. As a result of that analysis, the Company determined the implied fair value of the Asia Pacific operating segment’s goodwill and concluded that the carrying value of the Asia Pacific operating segment’s goodwill exceeded its implied fair value as of September 24, 2012. Accordingly, an impairment charge of $171,400 for goodwill was recognized in the third quarter of 2012.

The September 24, 2012 and December 31, 2011 goodwill balance includes foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

Definite-lived Intangibles

As of September 24, 2012 and December 31, 2011, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Rate Change	Net Carrying Amount	Weighted Average Amortization Period
		(In thousands)			(years)
Balance as of September 24, 2012:
Strategic customer relationships	$91,492	$(58,291)	$409	$33,610	9.2
Trade name	10,302	(4,431)	12	5,883	6.0
Licensing agreements	350	(350)	—	—	3.0

	$102,144	$(63,072)	$421	$39,493

As mentioned above, the Company performed an evaluation of definite-lived intangibles as the Company believed there were impairment triggering events and circumstances which warranted an evaluation. Based on the undiscounted cash flows for the Asia Pacific operating segment, the Company determined that the carrying amounts were not recoverable. In performing the impairment test for definite-lived intangibles, the Company recorded a charge in the amount of $28,935 in the third quarter of 2012 to reduce the carrying value of strategic customer relationships in the Asia Pacific operating segment to fair value, which was determined using the discounted cash flow method.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

All of the definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $4,104 and $4,344 for the quarters ended September 24, 2012 and September 26, 2011, respectively, and $12,169 and $12,881 for the three quarters ended September 24, 2012 and September 26, 2011, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2012	$2,509
2013	9,317
2014	8,372
2015	7,483
2016	4,124

$31,805

(6) Long-lived Asset Impairment

Property, plant and equipment, net as of September 24, 2012 and December 31, 2011 consist of the following:

	September 24, 2012	December 31, 2011
	(In thousands)
Property, plant and equipment, net:
Land and land use rights	$37,586	$37,549
Buildings and improvements	232,783	217,628
Machinery and equipment	726,413	627,361
Construction-in-progress	66,825	78,068
Furniture and fixtures and other	11,262	10,493

	1,074,869	971,099
Less: Accumulated depreciation	(257,442)	(204,299)

	$817,427	$766,800

During the third quarter of 2012, in conjunction with the evaluation of goodwill and definite-lived intangibles, the Company believed there were impairment triggering events and circumstances which warranted an evaluation. These circumstances included continued decreases in operating profitability due to softer revenues and shifts in product mix when compared with projected results. These factors led to weaker performance in the Asia Pacific operating segment than the Company expected for the third quarter of 2012 and to a weaker outlook for the remainder of 2012 and beyond. Specifically, two real estate assets in the Asia Pacific operating segment were evaluated for impairment due to current and expected underutilization and limited market demand. Accordingly, the Company recorded an impairment charge in the Asia Pacific operating segment for the two manufacturing buildings in the amount of $18,082 to reduce the carrying value to its fair value. The fair value of the manufacturing buildings was determined using a cost-based approach with adjustment for functional and external obsolescence. The cost-based approach was used as the two buildings did not generate cash flows and market comparables were not available. After the impairment charge, the Company believes the manufacturing buildings are reflected at fair value.

During the three quarters ended September 26, 2011, the Company recorded an impairment charge in the amount of $48,125 to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge was comprised of $39,850 related to manufacturing equipment held for use at a plant acquired by Meadville in 2007. The Company had previously reduced the carrying value of certain of these assets in 2010 during its purchase price allocation related to the acquisition of the four subsidiaries of Meadville (the PCB Subsidiaries). Weaker than expected operating performance at this manufacturing plant in the first six months of 2011 resulting from a decrease in the profitability of its products as well as, a reduction in expected future demand for its products resulted in a triggering event during the second quarter of 2011. Based on the undiscounted cash flows for this plant, an impairment of the manufacturing assets was indicated. The Company’s asset grouping for the impairment test was the manufacturing plant because the manufacturing equipment at this plant is specific to the products produced with separately identifiable cash flows. In addition, the manufacturing equipment at this plant cannot be used at the Company’s other manufacturing sites. The fair value of these manufacturing assets was determined using a discounted cash flow model over their remaining useful life with the impairment being the difference between the carrying value and the fair value of the asset group. The impairment charge is also comprised of $8,275 related to manufacturing equipment that, due to the change in market conditions noted above, has become or is expected to become technologically obsolete. The fair value of these assets was determined using third party quotes or other estimates of salvage value, and the assets’ carrying value was written down to salvage value. The carrying value of the assets held for sale or disposal as of September 26, 2011 was approximately $1,003, which is included in machinery and equipment in property, plant and equipment, net in the accompanying consolidated condensed balance sheet.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(7) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of September 24, 2012 and December 31, 2011.

	Average Effective Interest Rate as of September 24, 2012	September 24, 2012	Average Effective Interest Rate as of December 31, 2011	December 31, 2011
		(In thousands)		(In thousands)
Bank loans, due various dates through May 2014	5.94%	$41,211	4.72%	$40,810
Term loan due September 2016	2.60%	370,000	—	—
Term loan due November 2013	—	—	2.30%	297,500
Other	6.00%	13	6.00%	17

		411,224		338,327
Less: Unamortized discount		—		(80)

		411,224		338,247
Less: Current maturities		(41,215)		(120,882)

Long-term debt, less current maturities		$370,009		$217,365

The calendar maturities of long-term debt through 2016 are as follows:

(In thousands)
Remaining in 2012	$41,212
2013	4
2014	96,204
2015	96,204
2016	177,600

$411,224

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for the Company’s mainland China facilities. These facilities are denominated in Chinese Renminbi (RMB), with interest rates tied to People’s Bank of China rates with a margin adjustment. These bank loans expire at various dates through May 2014. Subsequent to September 24, 2012, the Company paid in full the remaining bank loans.

On September 14, 2012, the Company became a party to a new facility agreement (New Credit Agreement) with a syndicate of eight banks led by The Hongkong and Shanghai Banking Corporation Limited as Facility Agent. The Company entered into the New Credit Agreement in order to refinance and pay in full the outstanding loans borrowed under the then existing November 16, 2009 credit agreement, which was also entered into with a syndicate of banks led by The Hongkong and Shanghai Banking Corporation Limited as Facility Agent. Under the provisions of ASC 470-50, “Debt- Modifications and Extinguishment”, the Company evaluated and concluded that, given the substantial modification in terms of the New Credit Agreement, consisting of a 10% or more change in the present value of the cash flows, increased borrowing capacity and significant changes in other terms, the refinancing would be accounted for as an extinguishment of debt.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

As of September 24, 2012, the November 16, 2009 credit agreement had been terminated and all outstanding loans borrowed under this agreement were paid in full. Additionally, the Company recognized $5,527 as a loss on the extinguishment of debt resulting from certain remaining unamortized debt issuance costs associated with the terminated November 16, 2009 credit agreement and certain additional lender fees paid in connection with the New Credit Agreement.

The New Credit Agreement consists of a $370,000 senior secured term loan (Term Loan), a $90,000 senior secured revolving loan (Revolving Loan), and a secured $80,000 letters of credit facility (Letters of Credit Facility). The Term Loan and Letters of Credit Facility will mature on September 14, 2016. The Revolving Loan will mature on March 14, 2016. The New Credit Agreement is secured by substantially all of the assets of the Company’s Asia Pacific operating segment and is senior to all other Company debt, including the Convertible Senior Notes (See Note 8). The Company has fully and unconditionally guaranteed the full and punctual payment of all obligations of its Asia Pacific operating segment under the New Credit Agreement.

Borrowings under the New Credit Agreement bear interest at a floating rate of LIBOR (term election by the Company) plus an applicable interest margin. Borrowings under the Term Loan and the Revolving Loan bear interest at a rate of LIBOR plus 2.38%. There is no provision, other than an event of default, for these interest margins to increase. At September 24, 2012, the weighted average interest rate on the outstanding borrowings under the New Credit Agreement was 2.60%.

The Company is required to make scheduled payments of the outstanding Term Loan balance beginning in 2014, while the Revolving Loan is due on March 14, 2016. Any other outstanding balances under the New Credit Agreement are due at the maturity date of September 14, 2016. Borrowings under the New Credit Agreement are subject to certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and at the Asia Pacific operating segment level. At September 24, 2012, the Company is in compliance with the covenants.

At September 24, 2012, the remaining unamortized debt issuance costs included in other non-current assets was $2,961 and is amortized to interest expense over the term of the New Credit Agreement using the effective interest rate method. At September 24, 2012, the remaining amortization period for the unamortized debt issuance costs was 3.7 years.

The Company is also required to pay a commitment fee of 0.50% per annum on any unused portion of the loans and letters of credit facility granted under the New Credit Agreement. The Company incurred commitment fees related to unused borrowing availability of $96 and $75 for the quarters ended September 24, 2012 and September 26, 2011, respectively, and $194 and $228, for the three quarters ended September 24, 2012 and September 26, 2011, respectively. As of September 24, 2012, all of the Term Loan, which is included as long-term debt, was outstanding; and $64,887 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan was $90,000 at September 24, 2012.

Other Letters of Credit

In addition to the letters of credit obtained pursuant to the New Credit Agreement, the Company maintains several unused letters of credit: a $2,294 standby letter of credit expiring on December 31, 2012 associated with its insured workers compensation program and two standby letters of credit in the amount of $1,060 in aggregate expiring on December 31, 2012 and February 28, 2013, respectively, related to the lease of two of the Company’s production facilities; and various other letters of credit aggregating to approximately $54 related to purchases of machinery and equipment with various expiration dates through November 2012.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(8) Convertible Senior Notes

In 2008, the Company issued 3.25% Convertible Senior Notes (Convertible Notes) due May 15, 2015, in a public offering for an aggregate principal amount of $175,000. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The liability and equity components of the Convertible Notes are separately accounted for in a manner that reflects the Company’s non-convertible debt borrowing rate when interest costs are recognized. The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At September 24, 2012 and December 31, 2011, the following summarizes the liability and equity components of the Convertible Notes:

	September 24, 2012	December 31, 2011
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(19,112)	(23,847)

Convertible Notes, net of discount	$155,888	$151,153

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At September 24, 2012 and December 31, 2011, remaining unamortized debt issuance costs included in other non-current assets were $1,928 and $2,406, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At September 24, 2012, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 2.6 years.

The components of interest expense resulting from the Convertible Notes for the quarter and three quarters ended September 24, 2012 and September 26, 2011 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 24, 2012	September 26, 2011	September 24, 2012	September 26, 2011
	(In thousands)
Contractual coupon interest	$1,422	$1,422	$4,266	$4,266
Amortization of Convertible Notes debt discount	1,611	1,482	4,735	4,356
Amortization of debt issuance costs	163	150	477	440

	$3,196	$3,054	$9,478	$9,062

For the quarter and three quarters ended September 24, 2012 and September 26, 2011, the amortization of the Convertible Notes debt discount and debt issuance costs is based on an effective interest rate of 8.37%.

Conversion

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement. As of September 24, 2012, none of the conversion criteria had been met.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the prospectus supplement, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of September 24, 2012, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

(9) Income Taxes

The Company’s effective tax rate was 0.4% and 15.9% for the quarters ended September 24, 2012 and September 26, 2011, respectively. The Company’s effective tax rate was (4.2)% and 41.4% for the three quarters ended September 24, 2012 and September 26, 2011, respectively. The Company’s effective tax rate decreased primarily due to the impact of impairment charges in the third quarter of 2012 as well as the second quarter of 2011, for which tax benefits were not recorded. Additionally, a full valuation allowance was established in the amount of $10,243 for the quarter ended September 24, 2012 for one of the Company’s foreign subsidiaries with a cumulative loss. The Company’s effective tax rate is primarily impacted by the U.S. federal income tax rate; apportioned state income tax rates; tax rates in China and Hong Kong; generation of other credits and deductions available to the Company; and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions in China. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

(10) Financial Instruments

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

In conjunction with the November 16, 2009 credit agreement, the Company entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap applied a fixed interest rate against the first interest payments of a portion of the $350,000 term loan related to the November 16, 2009 credit agreement, over the term of the interest rate swap.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

The notional amount of the interest rate swap decreases to zero over its term, consistent with the Company’s risk management objectives. The notional value underlying the swap at September 24, 2012 was $106,000. Under the terms of the interest rate swap, the Company would pay a fixed rate of 2.50% and would receive floating 1-month LIBOR during the swap period. The Company had designated this interest rate swap as a cash flow hedge and, during the quarters ended September 24, 2012 and September 26, 2011, the interest rate swap increased interest expense by $623 and $800, respectively, and by $1,908 and $1,464 for the three quarters ended September 24, 2012 and September 26, 2011, respectively.

As of September 24, 2012, the Company no longer designates this interest rate swap as a cash flow hedge as the borrowings attributable to this interest rate swap were paid in full during the third quarter of 2012. As of September 24, 2012 and December 31, 2011, the fair value of the swap was recorded as a liability of $1,158 in other accrued expenses and $2,721 in other long-term liabilities, respectively. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.

Additionally, the Company, through its acquisition of the Asia Pacific operating segment in 2010, assumed a long-term pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $40,000, for the period beginning October 8, 2008 and ending on July 30, 2012. As of September 24, 2012, this arrangement had expired and was settled. Under the terms of the interest rate swap, the Company would pay a fixed rate of 3.43% and would receive floating 1-month LIBOR during the swap period. As the borrowings attributable to this interest rate swap were paid upon acquisition, the Company did not designate this interest rate swap as a cash flow hedge. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at September 24, 2012 and December 31, 2011 was approximately $36,795 and $44,707, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	September 24, 2012	December 31, 2011
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$10	$—
Foreign exchange contracts	Other accrued expenses	(49)	—
Foreign exchange contracts	Other long-term liabilities	—	(1,111)
Interest rate swap	Other accrued expenses	—	(2,721)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	2	89
Foreign exchange contracts	Other accrued expenses	(1,297)	(631)
Foreign exchange contracts	Other long-term liabilities	—	(97)
Interest rate swap	Other accrued expenses	(1,158)	(314)

		$(2,492)	$(4,785)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Quarter Ended
		September 24, 2012			September 26, 2011
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$563	$(623)	$—	$489	$(800)	$—
Interest rate swap	Other, net	—	—	(1,158)	—	—	—
Foreign currency forward	Other, net	631	—	—	(1,177)	—	—

		$1,194	$(623)	$(1,158)	$(688)	$(800)	$—

		For the Three Quarters Ended
		September 24, 2012			September 26, 2011
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$1,563	$(1,908)	$—	$(84)	$(1,464)	$—
Interest rate swap	Other, net	—	—	(1,158)	—	—	—
Foreign currency forward	Other, net	1,072	—	—	(144)	—	—

		$2,635	$(1,908)	$(1,158)	$(228)	$(1,464)	$—

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the three quarters ended September 24, 2012 and September 26, 2011:

	For the Three Quarters Ended
	September 24, 2012	September 26, 2011
	(In thousands)
Beginning balance unrealized loss, net of tax	$(3,262)	$(3,121)
Changes in fair value, net of tax	2,381	(215)
Reclassification of losses into earnings, net of tax	842	94

Ending balance unrealized loss, net of tax	$(39)	$(3,242)

The amounts recorded in accumulated other comprehensive income for the cash flow hedge primarily related to the change in the fair value of the interest rate swap which were reclassified into Other, net during the quarter ended September 24, 2012. As the borrowings underlying the interest rate swap were fully paid off during the third quarter ended September 24, 2012, the Company no longer designates this interest rate swap as a cash flow hedge as of September 24, 2012. The Company expects that approximately $39 will be reclassified into the statement of operations, net of tax, in the next 12 months.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

The gain (loss) recognized in Other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 24, 2012	September 26, 2011	September 24, 2012	September 26, 2011
	(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	$(1,072)	$234	$(843)	$612
Foreign exchange contracts	1,147	(355)	417	427

	$75	$(121)	$(426)	$1,039

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at September 24, 2012 and December 31, 2011 were as follows:

	September 24, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$504	$504	$3,566	$3,566
Derivative assets, current	12	12	89	89
Derivative liabilities, current	2,504	2,504	945	945
Derivative liabilities, non-current	—	—	3,929	3,929
Long-term debt	411,224	411,224	338,247	337,381
Convertible senior notes	155,888	179,463	151,153	182,000

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

The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at September 24, 2012 and December 31, 2011.

The fair value of the convertible senior notes was estimated based on quoted market prices.

At September 24, 2012 and December 31, 2011, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

(11) Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income, net of tax, as of September 24, 2012 and December 31, 2011:

	September 24, 2012	December 31, 2011
	(In thousands)
Foreign currency translation, net of taxes of $2,883 for 2012 and $2,872 for 2011	$40,476	$39,772
Unrealized losses related to cash flow hedges, net of tax benefit of $-0- for 2012 and $449 for 2011	(39)	(3,262)
Unrealized gains related to available for sales securities	102	1,086

	$40,539	$37,596

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

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

As of September 24, 2012 and December 31, 2011, the Company’s 10 largest customers in the aggregate accounted for 45% and 53%, respectively, of total accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided, it would have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

One customer, Apple, accounted for approximately 14% and 11% of the Company’s net sales for the quarters ended September 24, 2012 and September 26, 2011, respectively, and 12% and 11% of the Company’s net sales for the three quarters ended September 24, 2012 and September 26, 2011, respectively. The loss of one or more major customers or a decline in sales to the Company’s major customers would have a material adverse effect on the Company’s financial condition and results of operation.

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

At September 24, 2012 and December 31, 2011, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	September 24, 2012	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$137,503	$137,503	—	—
Available for sale securities	504	504	—	—
Foreign exchange derivative assets	12	—	$12	—
Interest rate swap derivative liabilities	1,158	—	1,158	—
Foreign exchange derivative liabilities	1,346	—	1,346	—

	December 31, 2011	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$89,404	$89,404	—	—
Available for sale securities	3,566	3,566	—	—
Foreign exchange derivative assets	89	—	$89	—
Interest rate swap derivative liabilities	3,035	—	3,035	—
Foreign exchange derivative liabilities	1,839	—	1,839	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter or three quarters ended September 24, 2012 or September 26, 2011.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

As of September 24, 2012 and September 26, 2011, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

	Fair Value Measurements Using:
	September 24, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Impairment Charges for the Quarter and Three Quarters Ended September 24, 2012
	(In thousands)
Goodwill	$12,120	—	—	$12,120	$171,400
Definite-lived intangible assets	39,493	—	—	39,493	28,935
Long-lived assets	38,100	—	$38,100	—	18,082

					$218,417

	Fair Value Measurements Using:
	September 26, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Impairment Charge for the Three Quarters Ended September 26, 2011
	(In thousands)
Long-lived assets	$19,331	—	$19,331	—	$48,125

The fair value of goodwill and definite-lived intangible assets were determined using a combination of the income approach and the market approach as considered necessary, which are considered to be Level 3 inputs.

The fair values of long-lived assets held and used were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s consolidated condensed financial statements, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at September 24, 2012 and December 31, 2011. However, these amounts are not material to the consolidated condensed financial statements of the Company.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

The Company concluded that it was probable that it would incur remediation and monitoring costs for the other three sites of approximately $458 and $628 as of September 24, 2012 and December 31, 2011, respectively, the liability for which is included in other long-term liabilities. The Company estimates that it will incur the remediation costs over the next 12 to 84 months. This accrual was discounted at 8% per annum to determine the Company’s best estimate of the liability, which the Company estimated as ranging from $839 to $1,274 on an undiscounted basis.

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

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the quarter and three quarters ended September 24, 2012 and September 26, 2011:

	Quarter Ended		Three Quarters Ended
	September 24, 2012	September 26, 2011	September 24, 2012	September 26, 2011
	(In thousands, except per share amounts)
Net (loss) income attributable to TTM Technologies, Inc. stockholders	$(208,342)	$24,478	$(188,337)	$30,698

Weighted average shares outstanding	81,929	81,332	81,752	81,119
Dilutive effect of performance-based stock units, restricted stock units and stock options	—	602	—	810

Diluted shares	81,929	81,934	81,752	81,929

(Loss) earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$(2.54)	$0.30	$(2.30)	$0.38

Diluted	$(2.54)	$0.30	$(2.30)	$0.37

For the quarter and three quarters ended September 24, 2012, potential shares of common stock, consisting of stock options to purchase approximately 1,154 shares of common stock at exercise prices ranging from $2.76 to $16.82 per share, 1,377 restricted stock units, and 158 performance-based restricted stock units were not included in the computation of diluted earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.

For the quarter and three quarters ended September 26, 2011, performance-based stock units, restricted stock units and stock options to purchase 1,024 and 696 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

Additionally, for the quarter ended September 24, 2012, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the Company incurred a loss from operations and, as a result, the impact would be anti-dilutive. For the quarter and three quarters ended September 26, 2011, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes, the effect of the convertible note hedge to purchase 10,963 shares of common stock and the warrants sold to purchase 10,963 shares of the Company’s common stock were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the quarter, and therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	September 24, 2012	September 26, 2011	September 24, 2012	September 26, 2011
	(In thousands)
Cost of goods sold	$253	$219	$829	$689
Selling and marketing	115	100	347	311
General and administrative	2,089	1,735	6,269	4,932

Stock-based compensation expense recognized	2,457	2,054	7,445	5,932
Income tax benefit recognized	(569)	(519)	(1,839)	(1,637)

Total stock-based compensation expense after income taxes	$1,888	$1,535	$5,606	$4,295

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter and three quarters ended September 24, 2012, management determined that vesting of the PRU awards was probable. PRU activity for the three quarters ended September 24, 2012 was as follows:

Shares
(In thousands)
Outstanding target shares at December 31, 2011	158
Granted:
Third tranche of 2010 grant	46
Second tranche of 2011 grant	63
First tranche of 2012 grant	81
Change in units due to annual performance achievement	(54)

Outstanding target shares at September 24, 2012	294

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarter and three quarters ended September 24, 2012 and September 26, 2011, the following assumptions were used in determining the fair value:

	September 24, 2012[1]	September 26, 2011[2]
Weighted-average fair value	$12.51	$22.74
Risk-free interest rate	0.3%	1.0%
Dividend yield	—	—
Expected volatility	55%	59%
Expected term in months	23	28

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2010, second year of the three-year performance period applicable to PRUs granted in 2011 and first year of the three-year performance period applicable to PRUs granted in 2012.

(2)

Reflects the weighted-averages for the second year of the three-year performance period applicable to PRUs granted in 2010 and for the first year of the three-year performance period applicable to PRUs granted in 2011.

Restricted Stock Units

The Company granted 711 and 574 restricted stock units during the three quarters ended September 24, 2012 and September 26, 2011, respectively. The units granted have a weighted-average fair value per unit of $11.90 and $17.73 for the three quarters ended September 24, 2012 and September 26, 2011, respectively. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. There were no restricted stock units granted during the quarters ended September 24, 2012 and September 26, 2011.

Stock Options

The Company did not grant any stock option awards during the quarters or three quarters ended September 24, 2012 and September 26, 2011.

Foreign Employee Share Awards

The Company maintains foreign employee share awards, which existed prior to the acquisition of the Asia Pacific operating segment. These grants vest over five tranches. Three tranches have vested as of the third quarter of 2012 and the remaining two tranches will vest annually thereafter, through 2014. The fair value, after adjustment for estimated forfeitures, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At September 24, 2012 and December 31, 2011, there were approximately 32 and 50 shares in the employee share award grants, respectively.

The following is a summary of the total unrecognized compensation costs as of September 24, 2012:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
PRU awards	$1,958	1.4
RSU awards	11,348	1.4
Stock option awards	277	1.4
Foreign employee share awards	121	0.9

	$13,704

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

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

	For the Quarter Ended		For the Three Quarters Ended
	September 24, 2012	September 26, 2011	September 24, 2012	September 26, 2011
	(In thousands)
Net Sales:
Asia Pacific	$215,746	$222,284	$583,065	$650,952
North America	123,861	137,355	386,194	421,850

Total sales	339,607	359,639	969,259	1,072,802
Inter-segment sales	(596)	(1,378)	(2,326)	(5,623)

Total net sales	$339,011	$358,261	$966,933	$1,067,179

Operating Segment Income (Loss):
Asia Pacific	$(206,806)	$27,855	$(182,827)	$42,916
North America	8,235	12,809	32,207	43,366

Total operating segment (loss) income	(198,571)	40,664	(150,620)	86,282
Amortization of definite-lived intangibles	(4,104)	(4,315)	(12,122)	(12,794)

Total operating (loss) income	(202,675)	36,349	(162,742)	73,488
Total other expense	(10,839)	(5,381)	(22,237)	(13,944)

(Loss) income before income taxes	$(213,514)	$30,968	$(184,979)	$59,544

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarter and three quarters ended September 24, 2012 and September 26, 2011 are sales from the Asia Pacific operating segment to the North America operating segment.

During the quarter and three quarters ended September 24, 2012, the Company recorded an impairment charge for goodwill and definite-lived intangibles of $200,335 and a charge of $18,082 for the impairment of long-lived assets related to its Asia Pacific operating segment. Additionally, during the three quarters ended September 26, 2011, the Company recorded a charge of $48,125 for the impairment of long-lived assets related to its Asia Pacific operating segment.

(18) Related Party Transactions

The Company’s foreign subsidiaries have entered into long-term supply arrangements to purchase laminate and prepreg from a related party in which a significant shareholder of the Company holds an approximate 16% shareholding. These supply arrangements will expire on December 31, 2012. The Company’s foreign subsidiaries also purchased laminate and prepreg from the laminate companies in which the said significant shareholder of the Company has a 25% stake. The Company purchased laminate and prepreg from these related parties in the amount of $24,385 and $29,375 for the quarters ended September 24, 2012 and September 26, 2011, respectively, and $67,906 and $86,428 for the three quarters ended September 24, 2012 and September 26, 2011, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements — (Continued)

Additionally, a related party leases employee accommodation space from a foreign subsidiary of the Company. The net income for these activities was $56 and $63 for the quarters ended September 24, 2012 and September 26, 2011, respectively, and $154 and $200 for the three quarters ended September 24, 2012 and September 26, 2011, respectively.

At September 24, 2012 and December 31, 2011, the Company’s consolidated condensed balance sheet included $36,894 and $36,851, respectively, in accounts payable due to, and $24 and $44, respectively, in accounts receivable due from, a related party for the supply and lease arrangements.

(19) Dividend

During the second quarter of 2012, one of the Company’s majority owned foreign subsidiaries declared a dividend in the amount of approximately $47,600, which includes $9,501 paid to its noncontrolling interest shareholder during the quarter ended September 24, 2012.

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

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our 10 largest customers accounted for 44% and 49% of our net sales in the quarters ended September 24, 2012 and September 26, 2011, respectively. Sales to our 10 largest customers accounted for 46% and 47% of our net sales in the three quarters ended September 24, 2012 and September 26, 2011, respectively. We sell to OEMs both directly and indirectly through EMS companies.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated.

	Quarter Ended		Three Quarters Ended
End Markets(1)	September 24, 2012	September 26, 2011	September 24, 2012	September 26, 2011
Aerospace/Defense	16%	16%	16%	16%
Cellular Phone	15	10	13	10
Computing/Storage/Peripherals	21	21	21	24
Medical/Industrial/Instrumentation/Other	8	7	8	7
Networking/Communications	29	38	33	37
Other	11	8	9	6

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.

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

During the third quarter ended September 24, 2012, we determined that the fair value of our reporting units based on discounted cash flows and market approach analyses and factors such as a weaken economy, reduced expectations in future cash flows and weaker than expected operating results in our Asia Pacific reporting unit, coupled with a decline in the market price of our stock and market capitalization for a sustainable period, as indicators of for potential impairment. As a result, a charge of $200.3 million was recorded for the impairment of goodwill and intangible assets for the quarter ended September 24, 2012 (See Note 5).

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

During the third quarter of 2012, in conjunction with the evaluation of goodwill and definite-lived intangibles, we determined that there was impairment triggering events and circumstances which warranted an evaluation. In performing the impairment test, we recorded an impairment charge in the amount of $18.1 million to reduce the carrying value of certain underutilized long-lived real estate assets in the Asia Pacific operating segment (See Note 6).

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

RESULTS OF OPERATIONS

There were 91 days in each of the third quarters ended September 24, 2012 and September 26, 2011, and 268 and 269 days in the three quarters ended September 24, 2012 and September 26, 2011, respectively. The following table sets forth the relationship of various items to net sales in our consolidated condensed statement of operations:

	Quarter Ended		Three Quarters Ended
	September 24, 2012	September 26, 2011	September 24, 2012	September 26, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.6	80.3	83.1	78.5

Gross profit	15.4	19.7	16.9	21.5

Operating expenses:
Selling and marketing	2.6	2.4	2.7	2.5
General and administrative	7.0	6.0	7.2	6.4
Amortization of definite-lived intangibles	1.2	1.2	1.2	1.2
Impairment of goodwill and definite-lived intangibles	59.1	—	20.7	—
Impairment of long-lived assets	5.3	—	1.9	4.5

Total operating expenses	75.2	9.6	33.7	14.6

Operating income (loss)	(59.8)	10.1	(16.8)	6.9
Other income (expense):
Interest expense	(1.9)	(1.9)	(2.0)	(1.8)
Loss on extinguishment of debt	(1.6)	—	(0.6)	—
Other, net	0.3	0.4	0.3	0.5

Total other expense, net	(3.2)	(1.5)	(2.3)	(1.3)

(Loss) income before income taxes	(63.0)	8.6	(19.1)	5.6
Income tax (benefit) provision	(0.3)	1.4	0.8	2.3

Net (loss) income	(62.7)	7.2	(19.9)	3.3
Less: Net loss (income) attributable to noncontrolling interest	1.2	(0.4)	0.4	(0.4)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	(61.5)%	6.8%	(19.5)%	2.9%

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

The following table compares net sales by reportable segment for the quarters and three quarters ended September 24, 2012 and September 26, 2011:

	Quarter Ended		Three Quarters Ended
	September 24, 2012	September 26, 2011	September 24, 2012	September 26, 2011
	(In thousands)
Net Sales:
Asia Pacific	$215,746	$222,284	$583,065	$650,952
North America	123,861	137,355	386,194	421,850

Total sales	339,607	359,639	969,259	1,072,802
Inter-segment sales	(596)	(1,378)	(2,326)	(5,623)

Total net sales	$339,011	$358,261	$966,933	$1,067,179

Net Sales

Total net sales decreased $19.3 million, or 5.4%, from $358.3 million for the quarter ended September 26, 2011 to $339.0 million for the quarter ended September 24, 2012. Net sales for the Asia Pacific segment, excluding inter-segment sales, decreased $5.7 million, or 2.6%, from $220.9 million in the quarter ended September 26, 2011 to $215.2 million in the quarter ended September 24, 2012. This decrease was primarily due to lower demand in our Networking/Communications end market partially offset by an increased demand in our Cellular Phone and Other end markets, resulting in a 10% decline in PCB shipments from the quarter ended September 26, 2011. The average PCB selling price increased by 8%, which was driven by the mix shift from conventional PCBs and standard HDI PCBs toward higher priced advanced HDI PCBs. Net sales related to the North America segment decreased $13.5 million, or 9.8%, from $137.4 million for the quarter ended September 26, 2011 to $123.9 million for the quarter ended September 24, 2012, primarily due to lower demand in our Networking/Communications end market. Quarterly PCB shipments decreased 18%, but the sales decline was partially offset by a 9% increase in the average PCB selling price due to greater technology product mix. In addition, demand for backplane assemblies dropped by 5% from the quarter ended September 26, 2011.

Total net sales decreased by $100.3 million, or 9.4%, from $1,067.2 million for the three quarters ended September 26, 2011 to $966.9 million for the three quarters ended September 24, 2012. Net sales for the Asia Pacific segment, excluding inter-segment sales, decreased by $64.6 million, or 10.0%, from $645.3 million for the three quarters ended September 26, 2011 to $580.7 million for the three quarters ended September 24, 2012, mainly due to lower demand in our Networking/Communications and Computing end markets, resulting in an 18% decline in PCB shipments from the three quarters ended September 26, 2011. The average PCB selling price increased by 10%, which was driven by the mix shift from conventional PCBs and standard HDI PCBs toward higher priced advanced HDI PCBs. Net sales related to the North America segment decreased by $35.7 million, or 8.5%, from $421.9 million for the three quarters ended September 26, 2011 to $386.2 million for the three quarters ended September 24, 2012, primarily due to lower demand in our Networking/Communications and Aerospace/Defense end markets. Quarterly PCB shipments decreased 12%, but the sales decline was partially offset by a 6% increase in the average PCB selling price due to greater advanced technology product mix. In addition, demand for backplane assemblies dropped by 13% from the three quarters ended September 26, 2011.

Cost of Goods Sold

Cost of goods sold decreased $0.9 million, or 0.3%, from $287.6 million for the quarter ended September 26, 2011 to $286.7 million for the quarter ended September 24, 2012. Cost of goods sold for the Asia Pacific segment increased $7.9 million, or 4.5%, from $175.7 million for the quarter ended September 26, 2011 to $183.6 million for the quarter ended September 24, 2012. As a percentage of net sales, cost of goods sold for the Asia Pacific segment increased from 79.5% for the quarter ended September 26, 2011 to 85.4% for the quarter ended September 24, 2012, primarily due to higher labor costs in China, increased depreciation expense and lower fixed cost absorption due to the decline in net sales. Included in cost of goods sold for the quarter ended September 24, 2012 are approximately $2.6 million of costs related to the temporary closure of our SYE facility in Dongguan, China. These costs consist primarily of labor costs and depreciation expense. Cost of goods sold for the North America segment decreased $8.8 million, or 7.9%, from $111.9 million for the quarter ended September 26, 2011 to $103.1 million for the quarter ended September 24, 2012. As a percentage of net sales, cost of goods sold for the North America segment increased from 81.5% for the quarter ended September 26, 2011 to 83.2% for the quarter ended September 24, 2012, primarily due to higher labor expense as a percentage of net sales and lower fixed cost absorption due to the decline in net sales.

Cost of goods sold decreased $33.8 million, or 4.0%, from $837.2 million for the three quarters ended September 26, 2011 to $803.4 million for the three quarters ended September 24, 2012. Cost of goods sold for the Asia Pacific segment decreased $11.1 million, or 2.2%, from $500.2 million for the three quarters ended September 26, 2011 to $489.1 million for the three quarters ended September 24, 2012. As a percentage of net sales, cost of goods sold for the Asia Pacific segment increased from 77.5% for the three quarters ended September 26, 2011 to 84.2% for the three quarters ended September 24, 2012, primarily due to higher labor costs in China, increased depreciation expense and lower fixed cost absorption due to the decline in net sales. Included in cost of goods sold for the three quarters ended September 24, 2012 are approximately $10.9 million of costs related to the temporary closure of our SYE facility in Dongguan, China. These costs consist primarily of labor costs and depreciation expense. Cost of goods sold for the North America segment decreased $22.6 million, or 6.7%, from $337.0 million for the three quarters ended September 26, 2011 to $314.4 million for the three quarters ended September 24, 2012. As a percentage of net sales, cost of goods sold for the North America segment increased from 79.9% for the three quarters ended September 26, 2011 to 81.4% for the three quarters ended September 24, 2012, primarily due to higher labor expense as a percentage of net sales and lower fixed cost absorption due to the decline in net sales, partially offset by a lower mix of backplane assemblies, which have a higher direct material content.

Gross Profit

As a result of the foregoing, gross profit decreased $18.4 million, or 26.0%, from $70.7 million for the quarter ended September 26, 2011 to $52.3 million for the quarter ended September 24, 2012. Additionally, gross profit decreased $66.4 million, or 28.9%, from $229.9 million for the three quarters ended September 26, 2011 to $163.5 million for the three quarters ended September 24, 2012. Overall gross margin decreased from 19.7% for the quarter ended September 26, 2011 to 15.4% for the quarter ended September 24, 2012 and from 21.5% for the three quarters ended September 26, 2011 to 16.9% for the three quarters ended September 24, 2012, due primarily to higher labor costs and depreciation expense, lower fixed cost absorption on lower production in our conventional PCB facilities, which has caused our capacity utilization to decline, and costs related to the temporary closure of our SYE facility in Dongguan, China.

Selling and Marketing Expenses

Selling and marketing expenses were consistent at $8.7 million for both quarters ended September 26, 2011 and September 24, 2012. As a percentage of net sales, selling and marketing expenses were 2.4% for the quarter ended September 26, 2011 compared to 2.6% for the quarter ended September 24, 2012. This increase was primarily due to lower net sales partially offset by a decrease in commission expense as a percentage of net sales. Additionally, selling and marketing expenses decreased $0.6 million, or 2.2%, from $27.0 million for the three quarters ended September 26, 2011 to $26.4 million for the three quarters ended September 24, 2012, primarily due to a decrease in commission expense on lower net sales. As a percentage of net sales, selling and marketing expenses were 2.5% for the three quarters ended September 26, 2011 compared to 2.7% for the three quarters ended September 24, 2012. The increase in selling and marketing expense as a percentage of net sales is due to lower net sales and the fixed portion of selling expense, while commission expense remained consistent as a percentage of net sales.

General and Administrative Expense

General and administrative expenses increased $2.4 million from $21.3 million, or 6.0% of net sales, for the quarter ended September 26, 2011 to $23.7 million, or 7.0% of net sales, for the quarter ended September 24, 2012. Additionally, general and administrative expenses increased $0.8 million from $68.5 million, or 6.4% of net sales, for the three quarters ended September 26, 2011 to $69.3 million, or 7.2% of net sales, for the three quarters ended September 24, 2012. For the quarter and three quarters ended September 24, 2012, the increase in expense primarily relates to higher bad debt, stock-based compensation expense as well as a loss on disposal of assets partially offset by a reversal of the incentive bonus compensation accrual. As a percentage of net sales, general and administrative expenses increased due to increased expense and a decline in net sales for both the quarter and three quarters ended September 24, 2012.

Impairment of Goodwill and Definite-lived Intangibles

During the third quarter of 2012, we performed an interim evaluation of goodwill and definite-lived intangibles as we believed there were impairment triggering events and circumstances which warranted an evaluation. These circumstances included continued decreases in operating profit due to softer revenues and shifts in product mix when compared with projected results. These factors led to weaker performance than the Company expected for the third quarter of 2012 and to a weaker outlook for the remainder of 2012 and beyond. As a result, we recorded a charge for the impairment of goodwill and definite-lived intangibles in the amount of $200.3 million in the third quarter of 2012, consisting of charges of $171.4 million for goodwill and $28.9 million for definite-lived intangibles.

Impairment of Long-Lived Assets

During the third quarter of 2012, in conjunction with the evaluation of goodwill and definite-lived intangibles we believed there were impairment triggering events and circumstances which warranted an evaluation. These circumstances included continued decreases in operating profitability due to softer revenues and shifts in product mix when compared with projected results. These factors led to weaker performance in the Asia Pacific operating segment than the we expected for the third quarter of 2012 and to a weaker outlook for the remainder of 2012 and beyond. Specifically, two real estate assets in the Asia Pacific operating segment were evaluated for impairment due to current and expected underutilization and limited market demand. Accordingly, we recorded an impairment charge in the Asia Pacific operating segment for the two manufacturing buildings in the amount of $18.1 million to reduce the carrying value to its fair value.

        Additionally, during the three quarters ended September 26, 2011, we recorded an impairment charge in the amount of $48.1 million to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge is comprised of $39.8 million related to manufacturing equipment held for use at a plant acquired by Meadville in 2007. We had previously reduced the carrying value of certain of these assets during our purchase price allocation completed in 2010 related to the acquisition of the PCB Subsidiaries. Weaker than expected operating performance in the first six months of 2011 resulting from a downturn in the profitability of the products produced at this manufacturing plant and a reduction in expected future demand for the specific products produced resulted in a triggering event during the quarter ended June 27, 2011. Based on the undiscounted cash flows for this plant, an impairment of the manufacturing assets was indicated. Our asset grouping for the impairment test was the manufacturing plant as the manufacturing equipment at this plant is specific to the products produced with separately identifiable cash flows. In addition, the manufacturing equipment at this plant cannot be used at our other manufacturing sites. The fair value of these manufacturing assets was determined using a discounted cash flow model over their remaining useful life with the impairment being the difference between the carrying value and the fair value of the asset group. The impairment charge also includes $8.3 million related to manufacturing equipment that, due to the change in market conditions noted above, has become or is expected to become technologically obsolete. The fair value of these assets was determined using third party quotes or other estimates of salvage values, and the assets’ carrying value was written down to salvage value. The new carrying value of the assets held for sale or disposal is approximately $1.0 million, which is included in machinery and equipment in property, plant and equipment in the accompanying consolidated condensed balance sheet.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Other Income (Expense)

Other expense, net increased $5.4 million from $5.4 million for the quarter ended September 26, 2011 to $10.8 million for the quarter ended September 24, 2012. The increase in other expense, net was primarily the result of a $5.5 million loss on extinguishment of debt related to the recent refinancing of our long-term debt. Additionally, other expense, net increased $8.3 million from $13.9 million for the three quarters ended September 26, 2011 to $22.2 million for the three quarters ended September 24, 2012. The increase in other expense, net was primarily due to a $5.5 million loss on extinguishment of debt related to the recent refinancing of our long-term debt, a decrease in foreign currency transaction and derivative gains of approximately $2.1 million and the absence of the $1.7 million realized gain for the early settlement of a related party financing obligation related to the remaining 20% interest in Meadville Aspocomp (BVI) Holdings Ltd., which occurred in the second quarter of 2011. These increased expenses were partially offset by a $0.8 million realized gain on the sale of securities in the first quarter of 2012.

Income Taxes

The provision for income taxes decreased $5.8 million from $4.9 million for the quarter ended September 26, 2011 to a tax benefit of $0.9 million for the quarter ended September 24, 2012. The provision for income taxes decreased $16.9 million from $24.7 million for the three quarters ended September 26, 2011 to a tax of $7.8 million for the three quarters ended September 24, 2012. The tax provision reductions were primarily due to lower pre-tax income, exclusive of an impairment charges, for which a tax benefit was not recorded. Our effective tax rate was 0.4% for the quarter ended September 24, 2012 and 15.9% for the quarter ended September 26, 2011. Our effective tax rate was (4.2)% and 41.4% for the three quarters ended September 24, 2012 and September 26, 2011, respectively. The Company’s effective tax rate changed due to the impact of impairment charges in the third quarter of 2012 and the second quarter of 2011, for which a tax benefit was not recorded. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of September 24, 2012 and December 31, 2011, we had net deferred income tax assets of approximately $11.0 million and $14.0 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and the issuance of term and revolving debt and Convertible Notes. Our principal uses of cash have been to finance capital expenditures, meet debt service requirements, fund working capital requirements and finance acquisitions. We anticipate that servicing debt, financing capital expenditures, funding working capital requirements, and acquisitions will continue to be the principal demands on our cash in the future.

As of September 24, 2012, we had net working capital of approximately $385.4 million compared to $234.4 million as of December 31, 2011. This increase in working capital is primarily attributable to proceeds from the refinancing of debt during the three quarters ended September 24, 2012.

As of September 24, 2012, we had cash and cash equivalents of approximately $280.8 million, of which approximately $94.9 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of September 24, 2012, $93.6 million was located in Asia and $1.3 million was located in European countries. Cash and cash equivalents located in our Asia Pacific operating segment are expected to remain for use in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China, as well as in Europe, which are managed in conjunction with our U.S. operations, are expected to be repatriated and will be subject to U.S. income tax. As of September 24, 2012, approximately $9.8 million of cash and cash equivalents was located in our Shanghai, China backplane assembly plant. Other than the cash and cash equivalents located in our Shanghai backplane assembly and our European locations, we do not currently expect to repatriate earnings from our other foreign subsidiaries.

Our 2012 capital expenditure plan is expected to total approximately $135 million (of which approximately $123 million relates to our Asia Pacific operating segment). It will fund capital equipment purchases to increase production capacity, especially for advanced HDI and rigid flex PCB manufacturing, expand our technological capabilities and replace aging equipment. Additionally, we estimated that approximately $5 million of the $123 million in planned capital expenditures was used for the repair and upgrade of our SYE facility in Dongguan, China.

During the second quarter of 2012, one of our majority owned foreign subsidiaries declared a dividend in the amount of approximately $47.6 million, which includes approximately $9.5 million for its noncontrolling interest shareholder. The dividend of $9.5 million for its noncontrolling interest shareholder was paid during the third quarter of 2012.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash available from borrowings under our existing credit arrangements will be adequate to meet our currently anticipated capital expenditure, debt service, working capital, and acquisition needs for the next 12 months. We believe that there is minimal risk of not being in compliance with our existing financial covenants so as to accelerate the maturity of the New Credit Agreement.

Credit Agreement

We are party to a new facility agreement (New Credit Agreement) consisting of a $370.0 million senior secured Term Loan, a $90.0 million senior secured Revolving Loan and a secured $80.0 million Letters of Credit Facility. The Term Loan and Letters of Credit Facility will mature on September 14, 2016, and the Revolving Loan will mature on March 14, 2016. The New Credit Agreement is secured by substantially all of the assets of our Asia Pacific operating segment and is senior to all other of our debt, including the Convertible Senior Notes. We have fully and unconditionally guaranteed the full and punctual payment of all obligations of the Asia Pacific operating segment under the New Credit Agreement.

Borrowings under the New Credit Agreement bear interest at a floating rate of LIBOR (term election by us) plus an applicable interest margin. Borrowings bear interest at a rate of LIBOR plus 2.38% under the Term Loan and Revolving Loan. At September 24, 2012, the weighted average interest rate on the outstanding borrowings under the New Credit Agreement was 2.60%.

Borrowings under the New Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios for both us and our Asia Pacific segment. At September 24, 2012, we were in compliance with the covenants.

We are required to pay a commitment fee of 0.50% per annum on any unused portion of the loans and letters of credit facility granted under the New Credit Agreement. We incurred $0.1 million for the quarter ended September 24, 2012 and $0.2 million for the three quarters ended September 24, 2012, in commitment fees related to the unused portion of any loan or facility under the New Credit Agreement and the recently terminated credit agreement entered into on November 16, 2009, as applicable. As of September 24, 2012, the Term Loan of $370.0 million, which is included as long-term debt, was outstanding and $64.9 million of Letters of Credit were outstanding. Available borrowing capacity under the Revolving Loan was $90.0 million as of September 24, 2012.

Bank Loans

Bank loans are made up of bank lines of credit in mainland China and are used for working capital and capital investment for our mainland China facilities. These facilities are denominated in either U.S. Dollars or Chinese Renminbi (RMB), with interest rates tied to either LIBOR or People’s Bank of China rates with a margin adjustment. These bank loans expire at various dates through May 2014. Subsequent to September 24, 2012, we paid in full all outstanding balances related to bank loans.

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

At any time prior to November 15, 2014, holders may convert their Convertible Notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 62.6449 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the prospectus supplement related to the Convertible Notes, which can be found on the SEC’s website at www.sec.gov. As of September 24, 2012, none of the conversion criteria had been met.

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

Other Letters of Credit

In addition to the letters of credit obtained pursuant to the New Credit Agreement, the Company maintains several unused letters of credit: a $2.3 million standby letter of credit expiring on December 31, 2012 associated with its insured workers compensation program; two standby letters of credit in the amount of $1.1 million in aggregate expiring on December 31, 2012 and February 28, 2013 related to the lease of two of its production facilities; and various other letters of credit aggregating to approximately $0.1 million related to purchases of machinery and equipment with various expiration dates through November 2012.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 24, 2012:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations(1)(2)
Long-term debt obligations	$411,224	$41,215	$192,409	$177,600	$—
Convertible debt obligations	175,000	—	175,000	—	—
Interest on debt obligations	46,319	15,516	26,894	3,909	—
Interest rate swap liabilities	1,173	1,173	—	—	—
Foreign currency forward contract liabilities	1,346	1,346	—	—	—
Equipment payables	79,814	69,903	9,911	—	—
Purchase obligations	54,918	36,232	18,686	—	—
Operating lease commitments	7,878	2,349	2,372	2,083	1,074

Total contractual obligations	$777,672	$167,734	$425,272	$183,592	$1,074

(1)	Unrecognized uncertain tax benefits of $0.9 million are not included in the table above as we have not determined when the amount will be paid.
(2)	Estimated environmental liabilities of $0.5 million, not included in the table above, are accrued and recorded as liabilities in our consolidated condensed balance sheet as of September 24, 2012.

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued an update to an accounting standard related to testing indefinite-lived intangible assets for impairment, whereby an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We adopted the amendments in conjunction with our annual impairment test performed for fiscal year 2012 during the quarter ended September 24, 2012. Our adoption did not have a material impact on our financial statements.

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

In June 2011, the FASB issued an update to an accounting standard related to comprehensive income, whereby an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. We adopted the amendments on January 1, 2012, and our adoption did not have a material impact on our financial statements.

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

In conjunction with the November 16, 2009 credit agreement, we entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146.5 million, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap will apply a fixed interest rate against the first interest payments of a portion of the $350.0 million term loan related to the November 16, 2009 credit agreement, for this period. The notional amount of the interest rate swap decreases to zero over its term, consistent with our risk management objectives. The notional value underlying the swap at September 24, 2012 was $106.0 million. Under the terms of the interest rate swap, the Company pays a fixed rate of 2.50% and receives floating 1-month LIBOR during the swap period. At inception we had designated this interest rate swap as a cash flow hedge.

To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of accumulated other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. No ineffectiveness was recognized for the quarter and three quarters ended September 24, 2012. At inception, the fair value of the interest rate swap was zero. During the quarters ended September 24, 2012 and September 26, 2011, the interest rate swap increased interest expense by $0.6 million and $0.8 million, respectively, and by $1.9 million and $1.5 million for the three quarters ended September 24, 2012 and September 26, 2011, respectively.

As of September 24, 2012, we no longer designated this interest rate swap as a cash flow hedge as the borrowings attributable to this interest rate swap were paid in full during the third quarter of 2012. As of September 24, 2012 and December 31, 2011, the fair value of the swap was recorded as a liability of $1.2 million in other accrued liabilities and $2.7 million in other long-term liabilities, respectively. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.

As of September 24, 2012, approximately 48% of our total debt was based on fixed rates, including notional amounts related to interest rate swaps. Based on our borrowings as of September 24, 2012 an assumed 1% change in variable rates would cause our annual interest cost to change by $3.1 million.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts at September 24, 2012 and December 31, 2011 was approximately $36.8 million and $44.7 million, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts at September 24, 2012 and December 31, 2011:

	As of September 24, 2012		As of December 31, 2011
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands in USD)		(In thousands in USD)
Receive foreign currency/pay USD
Euro	$29,465	1.36	$41,196	1.36
Japanese Yen	7,330	0.01	3,511	0.01

	$36,795		$44,707

Estimated fair value, net liability	$1,334		$1,750

Debt Instruments

The table below presents information about certain of our debt instruments (bank borrowings) as of September 24, 2012 and December 31, 2011.

	September 24, 2012
	Remaining 2012	2013	2014	2015	2016	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
Variable Rate:
US$	$—	$—	$96,200	$96,200	$177,600	$370,000	$370,000	2.60%
RMB	41,211	—	—	—	—	41,211	41,211	5.94%

Total Variable Rate	41,211	—	96,200	96,200	177,600	411,211	411,211

Fixed Rate:
US$	1	4	4	175,004	—	175,013	179,476	3.25%

Total Fixed Rate	1	4	4	175,004	—	175,013	179,476

Total	$41,212	$4	$96,204	$271,204	$177,600	$586,224	$590,687

	December 31, 2011
	2012	2013	2014	2015	2016	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
Variable Rate:
US$	$117,000	$192,500	$—	$—	$—	$309,500	$308,554	2.26%
RMB	3,958	24,852	—	—	—	28,810	28,810	6.14%

Total Variable Rate	120,958	217,352	—	—	—	338,310	337,364

Fixed Rate:
US$	4	4	4	175,005	—	175,017	182,017	3.25%

Total Fixed Rate	4	4	4	175,005	—	175,017	182,017

Total	$120,962	$217,356	$4	$175,005	$—	$513,327	$519,381

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps as of September 24, 2012.

	2012	2013	Fair Market Value
Average interest payout rate	2.50%	2.50%
Interest payout amount	(609)	(676)
Average interest received rate	0.22%	0.22%
Interest received amount	53	59
Fair value loss at September 24, 2012			(1,158)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, evaluated the effectiveness of our disclosure controls and procedures as of September 24, 2012, pursuant to Rules 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our reports that we file or disclose under the Exchange Act, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to company management, including our CEO and CFO, as appropriate to allow timely discussion regarding disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 24, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must acknowledge the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation. We believe that the amount of any reasonably possible or probable loss for known matters would not be material to our financial statements; however, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition, results of operations and cash flows in a particular period.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules is likely to result in additional costs and expenses, including cost and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our semiconductor devices as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or the other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.

Item 6. Exhibits

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

4.7	First Amendment to Shareholders Agreement, dated September 14, 2012, by and among Tang Hsiang Chien; Su Sih (BVI) Limited; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and TTM Technologies, Inc. (1)

10.26	Facility Agreement, dated September 14, 2012, by and among the PCB Subsidiaries, the lenders, and the other parties named therein. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 19, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ KENTON K. ALDER
Kenton K. Alder
Dated: November 5, 2012	Chief Executive Officer and President

/s/ STEVEN W. RICHARDS
Steven W. Richards
Dated: November 5, 2012	EVP, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

4.7	First Amendment to Shareholders Agreement, dated September 14, 2012, by and among Tang Hsiang Chien; Su Sih (BVI) Limited; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and TTM Technologies, Inc. (1)

10.26	Facility Agreement, dated September 14, 2012, by and among the PCB Subsidiaries, the lenders, and the other parties named therein. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 19, 2012.