Form 10-Q
period 2013-04-01
TTM TECHNOLOGIES INC
filed 2013-05-07
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, of registrant outstanding at May 1, 2013: 82,597,255

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	April 1, 2013	December 31, 2012
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$284,091	$285,433
Accounts and notes receivable, net of allowance for bad debts of $1,736 in 2013 and $1,680 in 2012	295,042	301,557
Inventories	150,621	146,012
Prepaid expenses and other current assets	30,658	32,610

Total current assets	760,412	765,612
Property, plant and equipment, net	833,621	833,678
Goodwill and definite-lived intangibles, net	46,713	49,104
Deposits and other non-current assets	29,729	28,568

Total Assets	$1,670,475	$1,676,962

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$78,104	$30,004
Accounts payable	163,497	186,745
Accounts payable due to related parties	28,210	34,520
Accrued salaries, wages and benefits	42,820	43,282
Equipment payable	55,628	44,289
Other accrued expenses	31,115	31,040

Total current liabilities	399,374	369,880

Convertible senior notes, net of discount	159,213	157,533
Long-term debt	321,907	370,008
Other long-term liabilities	27,050	26,711

Total long-term liabilities	508,170	554,252

Commitments and contingencies (Note 12)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 82,460 and 81,937 shares issued and outstanding in 2013 and 2012, respectively	82	82
Additional paid-in capital	547,403	546,029
Retained earnings	51,073	45,921
Statutory surplus reserve	15,166	15,166
Accumulated other comprehensive income	48,594	46,749

Total TTM Technologies, Inc. stockholders’ equity	662,318	653,947
Noncontrolling interest	100,613	98,883

Total equity	762,931	752,830

Total Liabilities and Equity	$1,670,475	$1,676,962

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended April 1, 2013 and March 26, 2012

	Quarter Ended
	April 1, 2013	March 26, 2012
	(Unaudited) (In thousands, except per share data)
Net sales	$325,392	$300,499
Cost of goods sold	274,662	244,021

Gross profit	50,730	56,478

Operating expenses:
Selling and marketing	9,190	8,622
General and administrative	26,558	22,135
Amortization of definite-lived intangibles	2,328	3,916

Total operating expenses	38,076	34,673

Operating income	12,654	21,805

Other income (expense):
Interest expense	(6,278)	(6,417)
Other, net	1,001	1,587

Total other expense, net	(5,277)	(4,830)

Income before income taxes	7,377	16,975
Income tax provision	(784)	(4,643)

Net income	6,593	12,332
Less: Net (income) loss attributable to the noncontrolling interest	(1,441)	263

Net income attributable to TTM Technologies, Inc. stockholders	$5,152	$12,595

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings per share	$0.06	$0.15

Diluted earnings per share	$0.06	$0.15

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarters Ended April 1, 2013 and March 26, 2012

	Quarter Ended
	April 1, 2013	March 26, 2012
	(Unaudited)
	(In thousands)
Net income	$6,593	$12,332
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	2,533	1,474
Net unrealized gains (losses) on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the period, net	(381)	927
Less: reclassification to earnings, net of tax	—	(45)

Net	(381)	882

Unrealized gains (losses) on available for sale securities:
Unrealized (loss) gain on available for sale securities during period	(18)	41
Less: gains realized in net earnings	—	(912)

Net	(18)	(871)

Other comprehensive income, net of tax	2,134	1,485

Comprehensive income, net of tax	8,727	13,817
Less: comprehensive (income) loss attributable to the noncontrolling interest	(1,730)	42

Comprehensive income attributable to TTM Technologies, Inc. stockholders	$6,997	$13,859

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended April 1, 2013 and March 26, 2012

	Quarter Ended
	April 1, 2013	March 26, 2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$6,593	$12,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	23,137	19,064
Amortization of definite-lived intangible assets	2,328	3,945
Amortization of convertible notes discount, debt discount and debt issuance costs	2,054	1,835
Income tax benefit from restricted stock units released and common stock options exercised	—	(613)
Deferred income taxes	1,257	2,119
Stock-based compensation	2,330	2,205
Net (gain) loss on sale of property, plant and equipment	(116)	853
Net gain on sale of securities	—	(816)
Net unrealized (gain) loss on derivative assets and liabilities	(439)	31
Unrealized foreign currency exchange loss	—	214
Changes in operating assets and liabilities:
Accounts and notes receivable, net	745	22,875
Inventories	(4,609)	(3,870)
Prepaid expenses and other current assets	1,917	(4,121)
Accounts payable	(24,971)	(14,520)
Accrued salaries, wages and benefits and other accrued expenses	141	(8,029)

Net cash provided by operating activities	10,367	33,504

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(11,669)	(26,701)
Proceeds from sale of property, plant and equipment and assets held for sale	128	113
Proceeds from sale of securities	—	2,898

Net cash used in investing activities	(11,541)	(23,690)

Cash flows from financing activities:
Proceeds from long-term debt	—	69,803
Repayment of long-term debt	—	(52,501)
Proceeds from exercise of stock options	—	49
Excess tax benefits from stock awards exercised or released	—	613

Net cash provided by financing activities	—	17,964

Effect of foreign currency exchange rates on cash and cash equivalents	(168)	(66)

Net (decrease) increase in cash and cash equivalents	(1,342)	27,712
Cash and cash equivalents at beginning of period	285,433	196,052

Cash and cash equivalents at end of period	$284,091	$223,764

Noncash transactions:
Property, plant and equipment recorded in equipment payable	$71,544	$65,983

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. The Company provides advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. The Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and mobile media devices (cellular phones and smartphones). The Company also serves high-end computing, commercial aerospace, defense, and industrial/medical industries. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. Beginning January 1, 2013, the Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the last Monday closest to April 1 and the fourth quarter always ending on December 31. The first quarters ended April 1, 2013 and March 26, 2012 contained 91 and 86 days, respectively.

(2) Noncontrolling Interest Holdings

During the quarter ended April 1, 2013, the Company approved a plan, and executed an agreement, with its minority partner, Shengyi Technology Co. Ltd. (Sytech), to sell the Company’s majority interest in Dongguan Shengyi Electronics Ltd., (SYE) for 702 million Chinese RMB (about $113 million) (the SYE Transaction). Additionally, the Company executed an agreement with Sytech, to acquire Sytech’s minority equity interest in Dongguan Meadville Circuits Ltd. (DMC) for 180 million Chinese RMB (about $29 million) (together with the SYE Transaction, the SYE/DMC Transaction). Both plants manufacture conventional PCBs and are located in Dongguan, China. Closing of the SYE/DMC Transaction, which is expected to be completed no later than the end of the third quarter of 2013, is subject to both parties’ board approval, approval by Sytech’s shareholders, approval from certain of the Company’s lenders, and clearance by the appropriate government regulatory agencies in the People’s Republic of China. The Company estimated the gain on the sale of SYE to be between $5 million and $10 million. The total cash expected to be received in this transaction is approximately $40 million (net proceeds of $84 million less repayment of an intercompany loan and transaction related taxes).

(3) Inventories

Inventories as of April 1, 2013 and December 31, 2012 consist of the following:

	April 1, 2013	December 31, 2012
	(In thousands)
Inventories:
Raw materials	$47,136	$46,893
Work-in-process	54,167	45,822
Finished goods	49,318	53,297

	$150,621	$146,012

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(4) Definite-lived Intangibles

As of April 1, 2013 and December 31, 2012, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)					(years)
April 1, 2013:
Strategic customer relationships	$120,427	$(62,242)	$(28,935)	$418	$29,668	9.2
Trade name	10,302	(5,369)	—	10	4,943	6.0

	$130,729	$(67,611)	$(28,935)	$428	$34,611

	Gross Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)					(years)
December 31, 2012:
Strategic customer relationships	$120,427	$(60,322)	$(28,935)	$415	$31,585	9.2
Trade name	10,302	(4,915)	—	12	5,399	6.0
Licensing agreements	350	(350)	—	—	—	3.0

	$131,079	$(65,587)	$(28,935)	$427	$36,984

The April 1, 2013 and December 31, 2012 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $2,328 and $3,945 for the quarters ended April 1, 2013 and March 26, 2012, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2013	$6,989
2014	8,372
2015	7,483
2016	4,124
2017	3,901

$30,869

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(5) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of April 1, 2013 and December 31, 2012.

	Average Effective Interest Rate as of April 1, 2013	April 1, 2013	Average Effective Interest Rate as of December 31, 2012	December 31, 2012
		(In thousands)		(In thousands)
Term loan due September 2016	2.58%	$370,000	2.59%	$370,000
Revolving loan due March 2016	2.58%	30,000	2.59%	30,000
Other	6.00%	11	6.00%	12

		400,011		400,012
Less: Current maturities		(78,104)		(30,004)

Long-term debt, less current maturities		$321,907		$370,008

The calendar maturities of long-term debt through 2016 and thereafter are as follows:

(In thousands)
Remaining 2013	$30,003
2014	96,204
2015	96,204
2016	177,600

$400,011

At April 1, 2013 and December 31, 2012, the remaining unamortized debt issuance costs included in other non-current assets was $2,550 and $2,755, respectively, and is amortized to interest expense over the term of the Credit Agreement using the effective interest rate method. At April 1, 2013, the remaining amortization period for the unamortized debt issuance costs was 3.2 years.

The Company is also required to pay a commitment fee of 0.50% per annum on any unused portion of the loan and letters of credit facility granted under the Credit Agreement. For the quarters ended April 1, 2013 and March 26, 2012, the Company incurred $96 and $57, respectively, in commitment fees related to unused borrowing availability under the facility agreements. As of April 1, 2013, the Term Loan of $370,000, of which $48,100 is included as short-term debt and $321,900 is included as long-term debt, was outstanding; $30,000 of the Revolver was outstanding, and $62,268 of the Letters of Credit Facility was outstanding. Available borrowing capacity under the Revolving Loan was $60,000 at April 1, 2013.

Additionally, the Company is party to a revolving loan credit facility with a lender in the PRC. Under this arrangement, the lender has made available to the Company approximately $46,700 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2013. As of April 1, 2013, the revolver had not been drawn upon.

Other Letters of Credit

In addition to the letters of credit obtained pursuant to the Credit Agreement, the Company maintains several unused letters of credit for an aggregate amount of $3,454 which expire between December 31, 2013 and February 28, 2014.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At April 1, 2013 and December 31, 2012, the following summarizes the liability and equity components of the Convertible Notes:

	April 1, 2013	December 31, 2012
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(15,787)	(17,467)

Convertible Notes, net of discount	$159,213	$157,533

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At April 1, 2013 and December 31, 2012, remaining unamortized debt issuance costs included in other non-current assets were $1,593 and $1,762, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At April 1, 2013, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 2.1 years.

The components of interest expense resulting from the Convertible Notes for the quarters ended April 1, 2013 and March 26, 2012 are as follows:

	For the Quarter Ended
	April 1, 2013	March 26, 2012
	(In thousands)
Contractual coupon interest	$1,422	$1,422
Amortization of Convertible Notes debt discount	1,680	1,545
Amortization of debt issuance costs	169	156

	$3,271	$3,123

For the quarters ended April 1, 2013 and March 26, 2012, the amortization of the Convertible Notes debt discount and debt issuance costs is based on an effective interest rate of 8.37%.

(7) Income Taxes

The Company’s effective tax rate was 10.6% and 27.4% for the quarters ended April 1, 2013 and March 26, 2012, respectively. The Company’s tax rate decreased during the quarter ended April 1, 2013 primarily due to the recognition of discrete tax benefits of $551 from the extension of federal research and development credit laws, and $619 from the approval of research and development deduction in China. The recognition of these discrete tax benefits during the quarter ended April 1, 2013 reduced the effective tax rate from approximately 26.0% to 10.6%. The Company’s effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions in China. Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

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

The Company entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, for the period beginning April 18, 2011 and ending on April 16, 2013. The interest rate swap applied a fixed interest rate against the first interest payments of a portion of a certain term loan over the term of the interest rate swap.

The notional amount of the interest rate swap decreases to zero over its term, consistent with the Company’s risk management objectives. Under the terms of the interest rate swap, the Company would pay a fixed rate of 2.50% and would receive floating 1-month LIBOR during the swap period. The Company had designated this interest rate swap as a cash flow hedge and, during the quarter ended March 26, 2012, the interest rate swap increased interest expense by $609. The Company no longer designates this interest rate swap as a cash flow hedge as the borrowings attributable to this interest rate swap were paid in full during 2012. The notional value underlying the swap at April 1, 2013 was $77,600. As of April 1, 2013 and December 31, 2012, the fair value of the swap was recorded as a liability of $143 and $620 in other accrued expenses, respectively. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at April 1, 2013 and December 31, 2012 was approximately $20,984 and $28,259, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	April 1, 2013	December 31, 2012
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Deposits and other non-current assets	$—	$103
Foreign exchange contracts	Other accrued expenses	(51)	(34)
Foreign exchange contracts	Other long-term liabilities	(345)	(84)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	—	17
Foreign exchange contracts	Other accrued expenses	(853)	(831)
Interest rate swap	Other accrued expenses	(143)	(620)

		$(1,392)	$(1,449)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Quarter Ended
		April 1, 2013			March 26, 2012
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$—	$—	$—	$369	$(609)	$—
Foreign currency forward	Other, net	(381)	—	—	618	—	—

		$(381)	$—	$—	$987	$(609)	$—

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the quarters ended April 1, 2013 and March 26, 2012:

	For the Quarter Ended
	April 1, 2013	March 26, 2012
	(In thousands)
Beginning balance unrealized loss, net of tax	$(15)	$(3,262)
Changes in fair value, net of tax	(381)	927
Reclassification to earnings	—	(45)

Ending balance unrealized loss, net of tax	$(396)	$(2,380)

The Company expects that approximately $51 of expense will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain (loss) recognized in other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

	For the Quarter Ended
	April 1, 2013	March 26, 2012
	(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	$477	$100
Foreign exchange contracts	(531)	242

	$(54)	$342

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at April 1, 2013 and December 31, 2012 were as follows:

	April 1, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$371	$371	$390	$390
Derivative assets, current	—	—	17	17
Derivative liabilities, current	1,047	1,047	1,485	1,485
Derivative assets, non-current	—	—	103	103
Derivative liabilities, non-current	345	345	84	84
Long-term debt	400,011	394,194	400,012	400,012
Convertible senior notes	159,213	174,440	157,533	176,680

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

The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at April 1, 2013 and December 31, 2012, which are considered Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 inputs.

At April 1, 2013 and December 31, 2012, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

(9) Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income, net of tax as of April 1, 2013 and December 31, 2012:

	April 1, 2013	December 31, 2012
	(In thousands)
Foreign currency translation, net of taxes of $2,984 for 2013 and $2,959 for 2012	$49,021	$46,777
Unrealized losses related to cash flow hedges	(396)	(15)
Unrealized losses related to available for sale securities	(31)	(13)

	$48,594	$46,749

No amounts were reclassified into income during the quarter ended April 1, 2013.

(10) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the computer, networking, communications and aerospace/defense industries, and most are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

As of April 1, 2013 and December 31, 2012, the Company’s 10 largest customers in the aggregate accounted for 55% and 54%, respectively, of total accounts receivable.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For both of the quarters ended April 1, 2013 and March 26, 2012, one customer, Apple, accounted for approximately 14% and 13%, respectively, of the Company’s net sales.

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

At April 1, 2013 and December 31, 2012, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	April 1, 2013	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$132,608	$132,608	—	—
Available for sale securities	371	371	—	—
Interest rate swap derivative liabilities	143	—	$143	—
Foreign exchange derivative liabilities	1,249	—	1,249	—

	December 31, 2012	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$132,242	$132,242	—	—
Available for sale securities	390	390	—	—
Foreign exchange derivative assets	120	—	$120	—
Interest rate swap derivative liabilities	620	—	620	—
Foreign exchange derivative liabilities	949	—	949	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarters ended April 1, 2013 and March 26, 2012.

(12) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at April 1, 2013 and December 31, 2012. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards. Management believes that its facilities comply in all material respects with environmental laws and regulations. The Company has in the past received certain notices of violations and has implemented certain required minor corrective activities. There can be no assurance that violations will not occur in the future. The Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(13) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters ended April 1, 2013 and March 26, 2012:

	Quarter Ended
	April 1, 2013	March 26, 2012
	(In thousands, except per share amounts)
Net income attributable to TTM Technologies, Inc. stockholders	$5,152	$12,595

Weighted average shares outstanding	82,150	81,413
Dilutive effect of performance-based stock units, restricted stock units and stock options	692	815

Diluted shares	82,842	82,228

Earnings per share attributable to TTM Technologies, Inc stockholders:
Basic	$0.06	$0.15

Diluted	$0.06	$0.15

For the quarters ended April 1, 2013 and March 26, 2012, performance-based stock units, restricted stock units and stock options to purchase 2,508 and 1,629 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

Additionally, for the quarter ended April 1, 2013, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the quarter, and therefore, the effect would be anti-dilutive.

(14) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	April 1, 2013	March 26, 2012
	(In thousands)
Cost of goods sold	$303	$311
Selling and marketing	362	114
General and administrative	1,665	1,780

Stock-based compensation expense recognized	2,330	2,205
Income tax benefit recognized	(497)	(578)

Total stock-based compensation expense after income taxes	$1,833	$1,627

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of performance-based restricted stock units (PRUs), representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which are based on revenue and EBITDA (earnings before interest, tax, depreciation, and amortization expense), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to the S&P SmallCap 600 for PRUs granted in 2011 and 2012, and, for PRUs granted in 2013, a group of peer companies selected by the Company’s compensation committee, over the three-year performance period.

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter ended April 1, 2013, management determined that vesting of the PRU awards was probable. PRUs activity for the quarter ended April 1, 2013 was as follows:

Shares
(In thousands)
Outstanding target shares at December 31, 2012	163
Granted:
Third tranche of 2011 grant	55
Second tranche of 2012 grant	71
First tranche of 2013 grant	127
Forfeitures / cancellations	(21)

Outstanding target shares at April 1, 2013	395

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarters ended April 1, 2013 and March 26, 2012, the following assumptions were used in determining the fair value:

	April 1, 2013[1]	March 26, 2012[2]
Weighted-average fair value	$6.79	$12.51
Risk-free interest rate	0.3%	0.3%
Dividend yield	—	—
Expected volatility	49%	55%
Expected term in months	25	23

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2011, second year of the three-year performance period applicable to PRUs granted in 2012 and first year of the three-year performance period applicable to PRUs granted in 2013

(2)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2010, second year of the three-year performance period applicable to PRUs granted in 2011 and first year of the three-year performance period applicable to PRUs granted in 2012

Restricted Stock Units

The Company granted 828 and 657 restricted stock units during the quarters ended April 1, 2013 and March 26, 2012, respectively. The units granted have a weighted-average fair value per unit of $8.27 and $12.00 for the quarters ended April 1, 2013 and March 26, 2012, respectively. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarters ended April 1, 2013 and March 26, 2012.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

Foreign Employee Share Awards

Prior to the Company’s acquisition from Meadville of the Asia Pacific operating segment in April 2010, there already existed a share award plan comprising of Meadville shares for the employees of the Asia Pacific operating segment. Following the acquisition, the unvested Meadville shares under the plan were converted to an equivalent amount of shares of TTM common stock plus cash. These awards vest over five tranches. Four tranches have vested as of April 1, 2013, and the remaining tranche will vest in 2014. The fair value, after adjustment for estimated forfeiture, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At April 1, 2013 and December 31, 2012, there were approximately 16 and 32 shares in the employee share award grants outstanding, respectively.

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of April 1, 2013:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
PRU awards	$2,475	1.9
RSU awards	13,294	1.6
Stock option awards	197	1.1
Foreign employee share awards	56	0.8

	$16,022

(15) Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company manages its worldwide operations based on two geographic operating segments: 1) Asia Pacific, which consists of seven PCB fabrication plants, and 2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution.

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

	For the Quarter Ended
	April 1, 2013	March 26, 2012
	(In thousands)
Net Sales:
Asia Pacific	$202,583	$171,758
North America	123,589	130,024

Total sales	326,172	301,782
Inter-segment sales	(780)	(1,283)

Total net sales	$325,392	$300,499

Operating Segment Income:
Asia Pacific	$11,125	$12,825
North America	3,857	12,896

Total operating segment income	14,982	25,721
Amortization of definite-lived intangibles	(2,328)	(3,916)

Total operating income	12,654	21,805
Total other expense	(5,277)	(4,830)

Income before income taxes	$7,377	$16,975

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarter ended April 1, 2013 and March 26, 2012 are sales from the Asia Pacific operating segment to the North America operating segment.

(16) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties. For the quarters ended April 1, 2013 and March 26, 2012, the Company purchased $19,137 and $21,526, respectively, of laminate and prepreg from these related parties.

Additionally, a related party leases employee housing space from a foreign subsidiary of the Company. For the quarters ended April 1, 2013 and March 26, 2012, the net income for these activities was $59 and $48, respectively.

At April 1, 2013 and December 31, 2012, the Company’s consolidated condensed balance sheet included $28,210 and $34,520, respectively, in accounts payable due to, and $25 and $48, respectively, in accounts receivable due from, a related party for the supply and lease arrangements.

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

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

Beginning in the second quarter of 2012, labor expense has increased in our Asia Pacific operating segment due to PRC government-mandated wage increases, additional compensation offered to our labor force as a result of a reduction of overtime hours and increased headcount to compensate for the reduced overtime hours that can be worked that was implemented to meet standards required by some of our global customers. This increased labor expense reduced the gross and operating margins of our Asia Pacific operating segment in the first quarter of 2013. Management believes such wage increases will continue during 2013 and may further reduce gross and operating margins in Asia Pacific.

We anticipate an increase in our effective income tax rate for the second quarter of 2013 mainly due to the absence of discrete tax benefits from research and development credits. Additionally, we continue to monitor certain PRC facilities with full deferred tax valuation allowances for changes in estimated earnings during the 2013 fiscal period.

As a result of the product and customer mix of our Asia Pacific operating segment, a portion of our revenue is subject to seasonal fluctuations. These fluctuations include seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand to meet fourth quarter sales of consumer electronics products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales. As a result of lower net sales in the first quarter of 2013, we experience lower utilization which impacts our gross and operating margins in Asia Pacific.

While our customers include both OEM and EMS companies, we measure customer concentration based on OEM companies as they are the ultimate end customers. Sales to our 10 largest OEM customers accounted for 51% and 49% of our net sales in the first quarter ended April 1, 2013 and March 26, 2012, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we serve for the periods indicated.

	Quarter Ended
End Markets(1)(3)	April 1, 2013	March 26, 2012
Aerospace/Defense	16%	17%
Cellular Phone(2)	17	11
Computing/Storage/Peripherals(2)	19	24
Medical/Industrial/Instrumentation/Other	8	10
Networking/Communications	34	32
Other(2)	6	6

Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablet PCs are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.

(3)

Certain reclassifications of prior year end market percentages have been made to conform to the current year presentation. Beginning in the first quarter of 2013, we reclassified substrate PCBs, which were included in the Other end market, into the end markets that the substrate PCBs are sold into — predominantly Cellular Phone.

For PCBs, we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery lead times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to standard lead-time products.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since December 31, 2012.

RESULTS OF OPERATIONS

There were 91 and 86 days for the quarters ended April 1, 2013 and March 26, 2012, respectively. The following table sets forth the relationship of various items to net sales in our consolidated condensed statement of operations:

	Quarter Ended
	April 1, 2013	March 26, 2012
Net sales	100.0%	100.0%
Cost of goods sold	84.4	81.2

Gross profit	15.6	18.8

Operating expenses:
Selling and marketing	2.8	2.9
General and administrative	8.2	7.4
Amortization of definite-lived intangibles	0.7	1.2

Total operating expenses	11.7	11.5

Operating income	3.9	7.3
Other income (expense):
Interest expense	(1.9)	(2.1)
Other, net	0.3	0.4

Total other expense, net	(1.6)	(1.7)

Income before income taxes	2.3	5.6
Income tax provision	(0.3)	(1.5)

Net income	2.0	4.1
Less: Net (income) loss attributable to noncontrolling interest	(0.4)	0.1

Net income attributable to TTM Technologies, Inc. stockholders	1.6%	4.2%

We manage our worldwide operations based on two geographic operating segments: (1) Asia Pacific, which consists of seven PCB fabrication plants, and (2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution.

The following table compares net sales by reportable segment for the quarters ended April 1, 2013 and March 26, 2012:

	Quarter Ended
	April 1, 2013	March 26, 2012
	(In thousands)
Net Sales:
Asia Pacific	$202,583	$171,758
North America	123,589	130,024

Total sales	326,172	301,782
Inter-segment sales	(780)	(1,283)

Total net sales	$325,392	$300,499

Net Sales

Net sales increased $24.9 million, or 8.3%, from $300.5 million for the first quarter of 2012 to $325.4 million for the first quarter of 2013.

Net sales for the Asia Pacific segment, excluding inter-segment sales, increased $31.3 million, or 18.4%, from $170.5 million in the first quarter of 2012 to $201.8 million in the first quarter of 2013. This increase was primarily due to new customer programs in our Cellular Phone end market and greater demand in our Networking/Communications end market, resulting in a 13% increase in PCB shipments from the first quarter of 2012. The average PCB selling price increased by 4%, which was driven by increased layer count and product mix shift.

Net sales for the North America segment decreased $6.4 million, or 4.9%, from $130.0 million in the first quarter of 2012 to $123.6 million in the first quarter of 2013. This decrease was primarily due to lower demand in our Computing/Storage/Peripherals and Medical/Industrial/Instrumentation end markets, offset by an increase in Aerospace/Defense. This decrease was the result of a 16% decline in PCB sales volume partially offset by a 10% increase in the average PCB selling price, primarily due to product mix, and by the 4% increase in demand for backplane assemblies from the first quarter of 2012.

Gross Profit

Gross profit decreased $5.8 million, or 10.3%, from $56.5 million for the first quarter of 2012 to $50.7 million for the first quarter of 2013. Gross margin decreased from 18.8% for the first quarter of 2012 to 15.6% for the first quarter of 2013.

Gross profit for the Asia Pacific segment increased $1.5 million, or 5.0%, from $30.0 million for the first quarter of 2012 to $31.5 million for the first quarter of 2013. Gross margin decreased from 17.6% for the first quarter of 2012 to 15.6% for the first quarter of 2013, primarily due to higher labor costs and increased equipment related expenses.

Gross profit for the North America segment decreased $7.3 million, or 27.5%, from $26.5 million for the first quarter of 2012 to $19.2 million for the first quarter of 2013. Gross margin decreased from 20.4% for the first quarter of 2012 to 15.5% for the first quarter of 2013, primarily due to higher labor expense, higher direct material content and lower cost absorption due to lower production volumes.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.6 million, or 7.0%, from $8.6 million for the first quarter of 2012 to $9.2 million for the first quarter of 2013 primarily due to an increase in labor costs and stock-based compensation expense. As a percentage of net sales, selling and marketing expenses were 2.9% for the first quarter of 2012 as compared to 2.8% for the first quarter of 2013. The decrease in selling and marketing expense as a percentage of net sales is due to higher net sales.

General and Administrative Expense

General and administrative expenses increased $4.5 million from $22.1 million, or 7.4% of net sales, for the first quarter of 2012 to $26.6 million, or 8.2% of net sales, for the first quarter of 2013. The increase in expense primarily relates to higher labor costs in China and an increase in incentive compensation expense.

Other Income (Expense)

Other expense, net increased $0.5 million from $4.8 million for the first quarter of 2012 to $5.3 million for the first quarter of 2013. The increase in other expense, net was primarily due to the absence of a $0.8 million realized gain on available for sale securities during the first quarter of 2012, partially offset by a $0.3 million increase in foreign currency transaction and derivative gains.

Income Taxes

The provision for income taxes decreased $3.8 million from $4.6 million for the first quarter of 2012 to $0.8 million for the first quarter of 2013. Our effective tax rate was 27.4% for the first quarter of 2012 and 10.6% for the first quarter of 2013. The decrease in our effective tax rate is primarily due to impact of discrete tax benefits from the extension of the federal research and development credit laws, and from the approval of research and development deduction in China. The recognition of these discrete tax benefits during the first quarter of 2013 reduced the effective tax rate from approximately 26.0% to 10.6%. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of April 1, 2013 and December 31, 2012, we had net deferred income tax assets of approximately $11.3 million and $13.5 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of term and revolving debt and Convertible Notes. Our principal uses of cash have been to finance capital expenditures, meet debt service requirements, fund working capital requirements and finance acquisitions. We anticipate that servicing debt, financing capital expenditures, funding working capital requirements, and acquisitions will continue to be the principal demands on our cash in the future.

As of April 1, 2013, we had net working capital of approximately $361.0 million compared to $395.7 million as of December 31, 2012. This decrease in working capital is primarily attributable to an increase in short-term debt, including current portion of long-term debt as of April 1, 2013.

As of April 1, 2013, we had cash and cash equivalents of approximately $284.1 million, of which approximately $89.2 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of April 1, 2013, $87.8 million was located in Asia and $1.4 million was located in European countries. Cash and cash equivalents located in our Asia Pacific operating segment are expected to remain for use in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China, as well as in Europe, which are managed in conjunction with our U.S. operations, are expected to be repatriated and will be subject to U.S. income tax. As of April 1, 2013, approximately $13.5 million of cash and cash equivalents was located in our Shanghai, China backplane assembly plant. Other than the cash and cash equivalents located in our Shanghai backplane assembly and our European locations, we do not currently expect to repatriate earnings from our foreign subsidiaries.

Our 2013 capital expenditure plan is expected to total approximately $100 million (of which approximately $83 million relates to our Asia Pacific operating segment). It will fund capital equipment purchases to increase production capacity, especially for advanced HDI substrate and rigid flex PCB manufacturing, expand our technological capabilities, comply with increased environmental regulations and replace aging equipment.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash available from borrowings under our existing credit arrangements will be adequate to meet our currently anticipated capital expenditure, debt service, working capital, and acquisition needs for the next 12 months.

During the quarter ended April 1, 2013, we approved a plan, and executed an agreement, with our minority partner, Shengyi Technology Co. Ltd. (Sytech), to sell our majority interest in Dongguan Shengyi Electronics Ltd., (SYE) for 702 million Chinese RMB (about $113 million). (the SYE Transaction). Additionally, we executed an agreement with Sytech, to acquire Sytech’s minority equity interest in Dongguan Meadville Circuits Ltd. (DMC) for 180 million Chinese RMB (about $29 million) (together with the SYE Transaction, the SYE/DMC Transaction). Both plants manufacture conventional PCBs and are located in Dongguan, China. Closing of the SYE/DMC Transaction, which is expected to be completed no later than the end of the third quarter of 2013, is subject to both parties’ board approval, approval by Sytech’s shareholders, approval from certain of our lenders, and clearance by the appropriate government regulatory agencies in the People’s Republic of China. We estimated the gain on the sale of SYE to be between $5 million and $10 million. The total cash expected to be received in this transaction is approximately $40 million (net proceeds of $84 million less repayment of an intercompany loan and transaction related taxes).

Credit Agreement

We are party to a facility agreement (Credit Agreement) consisting of a $370.0 million senior secured Term Loan, a $90.0 million senior secured Revolving Loan and a secured $80.0 million Letters of Credit Facility. The Term Loan and Letters of Credit Facility will mature on September 14, 2016, and the Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of our Asia Pacific operating segment and is senior to all our other debt, including the Convertible Notes. We have fully and unconditionally guaranteed the full and punctual payment of all obligations of the Asia Pacific operating segment under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by us) plus an interest margin of 2.38%. At April 1, 2013, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.58%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios for both us and our Asia Pacific operating segment. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010, as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. At April 1, 2013, we were in compliance with the covenants under the Credit Agreement.

We are required to pay a commitment fee of 0.50% per annum on any unused portion of the loan and letters of credit facility granted under the Credit Agreement. We incurred $0.1 million for the quarter ended April 1, 2013. As of April 1, 2013, the Term Loan of $370.0 million, of which $48.1 million is included as short-term debt and $321.9 million is included as long-term debt, was outstanding; $30.0 million of the Revolver was outstanding, and $62.3 million of Letters of Credit were outstanding. Available borrowing capacity under the Revolving Loan was $60.0 million as of April 1, 2013.

Additionally, we are party to a revolving loan credit facility with a lender in the PRC. Under this arrangement, the lender has made available to us approximately $46.7 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2013. As of April 1, 2013, the revolver had not been drawn upon.

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

Other Letters of Credit

In addition to the letters of credit obtained pursuant to the Credit Agreement, we maintain several unused letters of credit totaling $3.5 million which expire between December 31, 2013 and February 28, 2014.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of April 1, 2013:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations(1)
Long-term debt obligations	$400,011	$78,104	$192,407	$129,500	$—
Convertible debt obligations	175,000	—	175,000	—	—
Interest on debt obligations	38,643	15,710	21,391	1,542	—
Interest rate swap liabilities	143	143	—	—	—
Foreign currency forward contract liabilities	1,249	904	345	—	—
Equipment payables	69,321	55,628	13,693	—	—
Purchase obligations	33,790	19,131	14,659	—	—
Operating lease commitments	8,067	2,448	3,060	1,766	793

Total contractual obligations	$726,224	$172,068	$420,555	$132,808	$793

(1)	Unrecognized uncertain tax benefits of $2.4 million are not included in the table above as we have not determined when the amount will be paid.

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Seasonality

As a result of the product and customer mix of our Asia Pacific operating segment, a portion of our revenue is subject to seasonal fluctuations. These fluctuations include seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand to meet fourth quarter sales of consumer electronics products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales.

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

Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (FASB) issued an update that would require a parent to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary, group of assets or business within a foreign entity. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We adopted the amendment on January 1, 2013, and our adoption did not have a material impact on our financial statements.

In February 2013, the FASB issued an update that would require that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under accounting principles generally accepted in the United States of America (U.S. GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective for interim and annual periods beginning after December 15, 2012, with early adoption permitted. We adopted the amendment on January 1, 2013, and our adoption did not have a material impact on our financial statements.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of market risks associated with interest rates and foreign currency exchange. Our exposure to foreign exchange risks has not changed materially since December 31, 2012.

See Liquidity and Capital Resources and Credit Agreement appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of April 1, 2013, approximately 43.9% of our total debt was based on fixed rates, including notional amounts related to interest rate swaps. Based on our borrowings as of April 1, 2013, an assumed 1% change in variable rates would cause our annual interest cost to change by $3.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2013 pursuant to Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 1, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must acknowledge the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below and in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, in analyzing an investment in our common stock. If any of the risks in our Annual Report on Form 10-K occurs, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.

In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or the other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.

On March 13, 2013, we entered into two agreements with our minority partner, Sytech, to (i) sell our majority interest in SYE to Sytech, and (ii) acquire from Sytech its minority equity interest in DMC. The closing of the SYE/DMC Transaction is expected to be completed no later than the end of the third quarter of 2013, and is subject to both parties’ board approval, approval by Sytech’s shareholders, approval from certain of our lenders, and clearance by the appropriate government regulatory agencies in the People’s Republic of China. In the event we do not complete the SYE/DMC Transaction we may not realize the expected benefits from a disposition of SYE, which include a net of approximately $40 million in cash, improvement in our capacity utilization, and increased profit margins.

Item 6. Exhibits

Exhibit Number	Exhibits

2.1	English translation of Equity Interest Transfer Agreement, dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant

2.2	English translation of Equity Interest Transfer Agreement, dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant*

10.27	Separation and Release Agreement, dated February 21, 2013, by and between the Registrant and Steven W. Richards

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

*	The appendices to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Kenton K. Alder
Kenton K. Alder
Dated: May 7, 2013	Chief Executive Officer

/s/ Todd B. Schull
Todd B. Schull
Dated: May 7, 2013	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

2.1	English translation of Equity Interest Transfer Agreement, dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant

2.2	English translation of Equity Interest Transfer Agreement, dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant*

10.27	Separation and Release Agreement, dated February 21, 2013, by and between the Registrant and Steven W. Richards

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

*	The appendices to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.