Form 10-Q
period 2013-07-01
TTM TECHNOLOGIES INC
filed 2013-08-06
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2013

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at August 1, 2013: 82,628,048

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	July 1, 2013	December 31, 2012
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$230,503	$285,433
Accounts and notes receivable, net of allowance for bad debts of $796 in 2013 and $1,680 in 2012	213,682	301,509
Receivable from sale of assets	113,371	—
Accounts receivable due from related parties	7,499	48
Inventories	135,500	146,012
Prepaid expenses and other current assets	29,018	32,610

Total current assets	729,573	765,612
Property, plant and equipment, net	775,822	833,678
Goodwill and definite-lived intangibles, net	44,418	49,104
Deposits and other non-current assets	29,661	28,568

Total Assets	$1,579,474	$1,676,962

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$48,104	$30,004
Accounts payable	169,313	186,745
Payable for purchase of noncontrolling interest	29,070	—
Accounts payable due to related parties	31,403	34,520
Accrued salaries, wages and benefits	41,572	43,282
Equipment payable	49,163	44,289
Other accrued expenses	36,546	31,040

Total current liabilities	405,171	369,880

Convertible senior notes, net of discount	160,928	157,533
Long-term debt	321,906	370,008
Other long-term liabilities	25,578	26,711

Total long-term liabilities	508,412	554,252

Commitments and contingencies (Note 12)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 82,607 and 81,937 shares issued and outstanding in 2013 and 2012, respectively	83	82
Additional paid-in capital	549,961	546,029
Retained earnings	64,210	45,921
Statutory surplus reserve	15,166	15,166
Accumulated other comprehensive income	36,471	46,749

Total TTM Technologies, Inc. stockholders’ equity	665,891	653,947
Noncontrolling interest	—	98,883

Total equity	665,891	752,830

Total Liabilities and Equity	$1,579,474	$1,676,962

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended July 1, 2013 and June 25, 2012

	Quarter Ended		Two Quarters Ended
	July 1, 2013	June 25, 2012	July 1, 2013	June 25, 2012
	(Unaudited) (In thousands, except per share data)
Net sales	$338,021	$327,423	$663,413	$627,922
Cost of goods sold	289,564	272,732	564,226	516,753

Gross profit	48,457	54,691	99,187	111,169

Operating expenses:
Selling and marketing	9,559	9,008	18,749	17,630
General and administrative	26,141	23,453	52,699	45,588
Amortization of definite-lived intangibles	2,327	4,102	4,655	8,018
Gain on sale of assets	(17,917)	—	(17,917)	—

Total operating expenses	20,110	36,563	58,186	71,236

Operating income	28,347	18,128	41,001	39,933

Other income (expense):
Interest expense	(5,923)	(6,380)	(12,201)	(12,797)
Other, net	633	(188)	1,634	1,399

Total other expense, net	(5,290)	(6,568)	(10,567)	(11,398)

Income before income taxes	23,057	11,560	30,434	28,535
Income tax provision	(9,345)	(4,009)	(10,129)	(8,652)

Net income	13,712	7,551	20,305	19,883
Less: Net (income) loss attributable to the noncontrolling interest	(575)	(141)	(2,016)	122

Net income attributable to TTM Technologies, Inc. stockholders	$13,137	$7,410	$18,289	$20,005

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings per share	$0.16	$0.09	$0.22	$0.24

Diluted earnings per share	$0.16	$0.09	$0.22	$0.24

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Two Quarters Ended July 1, 2013 and June 25, 2012

	Quarter Ended		Two Quarters Ended
	July 1, 2013	June 25, 2012	July 1, 2013	June 25, 2012
	(Unaudited) (In thousands)
Net income	$13,712	$7,551	$20,305	$19,883
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Unrealized gain (loss) during the period, net	3,143	(5,942)	5,676	(4,468)
Less: gain realized in net earnings	(14,266)	—	(14,266)	—

Net	(11,123)	(5,942)	(8,590)	(4,468)

Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	184	349	(197)	1,276
Less: reclassification to earnings	—	(17)	—	(61)

Net	184	332	(197)	1,215

Unrealized gains (losses) on available for sale securities:
Unrealized loss on available for sale securities during period	(76)	(162)	(94)	(122)
Less: loss (gain) realized in net earnings	4	—	4	(912)

Net	(72)	(162)	(90)	(1,034)

Other comprehensive loss, net of tax	(11,011)	(5,772)	(8,877)	(4,287)

Comprehensive income	2,701	1,779	11,428	15,596
Less: comprehensive (income) loss attributable to the noncontrolling interest	(1,687)	687	(3,417)	729

Comprehensive income attributable to TTM Technologies, Inc. stockholders	$1,014	$2,466	$8,011	$16,325

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended July 1, 2013 and June 25, 2012

	Two Quarters Ended
	July 1, 2013	June 25, 2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$20,305	$19,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	46,255	39,278
Amortization of definite-lived intangible assets	4,655	8,065
Amortization of convertible notes discount, debt discount and debt issuance costs	4,149	3,900
Income tax benefit from restricted stock units released and common stock options exercised	—	(619)
Deferred income taxes	1,531	2,704
Stock-based compensation	4,913	4,988
Gain on sale of assets	(17,917)	—
Net (gain) loss on sale of property, plant and equipment	(63)	902
Net loss (gain) on sale of securities	5	(816)
Net unrealized (gain) loss on derivative assets and liabilities	(517)	1,257
Unrealized foreign currency exchange loss (gain)	835	(321)
Changes in operating assets and liabilities, net of disposition:
Accounts and notes receivable, net	(27,156)	6,432
Inventories	(5,956)	(2,523)
Prepaid expenses and other current assets	1,099	(7,446)
Accounts payable	24,474	2,080
Accrued salaries, wages and benefits and other accrued expenses	12,418	(5,455)

Net cash provided by operating activities	69,030	72,309

Cash flows from investing activities:
Payments to noncontrolling interest	(47,349)	—
Purchase of property, plant and equipment and equipment deposits	(46,606)	(59,700)
Proceeds from sale of property, plant and equipment and assets held for sale	133	149
Proceeds from sale of securities	12	2,898

Net cash used in investing activities	(93,810)	(56,653)

Cash flows from financing activities:
Net repayment of revolving loan	(30,000)	—
Proceeds from long-term debt	—	103,823
Repayment of long-term debt	—	(68,467)
Proceeds from exercise of stock options	38	89
Excess tax benefits from stock awards exercised or released	—	619

Net cash (used) provided by financing activities	(29,962)	36,064

Effect of foreign currency exchange rates on cash and cash equivalents	(188)	714

Net (decrease) increase in cash and cash equivalents	(54,930)	52,434
Cash and cash equivalents at beginning of period	285,433	196,052

Cash and cash equivalents at end of period	$230,503	$248,486

Noncash transactions:
Receivable for net consideration on sale of assets	$67,146	$—
Payable for purchase of noncontrolling interest	$29,358	$—
Property, plant and equipment recorded in equipment and accounts payable	$62,603	$73,623

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. The Company provides advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. The Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and smartphones. The Company also serves high-end computing, commercial aerospace, defense, and industrial/medical industries. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. Beginning January 1, 2013, the Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the last Monday closest to April 1 and the fourth quarter always ending on December 31. The second quarters ended July 1, 2013 and June 25, 2012 each contained 91 days. The two quarters ended July 1, 2013 and June 25, 2012 contained 182 and 177 days, respectively.

(2) Noncontrolling Interest Holdings

On June 17, 2013, the Company completed the sale of its 70.2% controlling equity interest in Dongguan Shengyi Electronics Ltd. (SYE) to its noncontrolling partner, Shengyi Technology Co. Ltd. (Sytech), for 702,000 Chinese RMB or $114,495. The Company recognized a gain on the sale of SYE of $17,917 and recorded a receivable for the total consideration in the amount of $114,495. Consideration net of cash sold was $67,146. In connection with the SYE transaction, the Company was also required to settle an intercompany balance owed to SYE in the amount of $40,670, which the Company paid in cash during the quarter ended July 1, 2013.

Additionally, the Company acquired Sytech’s 20.0% noncontrolling equity interest in Dongguan Meadville Circuits Ltd. (DMC) for 180,000 Chinese RMB or $29,358. The Company recorded a payable for the purchase price amount of $29,358 as well as an increase to additional paid-in capital for the difference between the purchase price and the carrying value of the noncontrolling interest for $70.

The total cash expected to be received in the third quarter of 2013 is approximately $80,000 (net proceeds of $85,137 less transaction related taxes). Both SYE and DMC plants manufacture conventional PCBs and are located in Dongguan, China.

(3) Inventories

Inventories as of July 1, 2013 and December 31, 2012 consist of the following:

	July 1, 2013	December 31, 2012
	(In thousands)
Inventories:
Raw materials	$44,167	$46,893
Work-in-process	53,291	45,822
Finished goods	38,042	53,297

	$135,500	$146,012

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(4) Definite-lived Intangibles

As of July 1, 2013 and December 31, 2012, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)					(years)
July 1, 2013:
Strategic customer relationships	$120,427	$(64,121)	$(28,935)	$438	$27,809	9.2
Trade name	10,302	(5,817)	—	14	4,499	6.0

	$130,729	$(69,938)	$(28,935)	$452	$32,308

	Gross Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)					(years)
December 31, 2012:
Strategic customer relationships	$120,427	$(60,322)	$(28,935)	$415	$31,585	9.2
Trade name	10,302	(4,915)	—	12	5,399	6.0
Licensing agreements	350	(350)	—	—	—	3.0

	$131,079	$(65,587)	$(28,935)	$427	$36,984

The July 1, 2013 and December 31, 2012 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $2,327 and $4,120 for the quarters ended July 1, 2013 and June 25, 2012, respectively, and $4,655 and $8,065 for the two quarters ended July 1, 2013 and June 25, 2012, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2013	$4,662
2014	8,372
2015	7,483
2016	4,124
2017	3,901

$28,542

(5) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of July 1, 2013 and December 31, 2012.

	Average Effective Interest Rate as of July 1, 2013	July 1, 2013	Average Effective Interest Rate as of December 31, 2012	December 31, 2012
		(In thousands)		(In thousands)
Term loan due September 2016	2.58%	$370,000	2.59%	$370,000
Revolving loan due March 2016	—	—	2.59%	30,000
Other	6.00%	10	6.00%	12

		370,010		400,012
Less: Current maturities		(48,104)		(30,004)

Long-term debt, less current maturities		$321,906		$370,008

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

The calendar maturities of long-term debt through 2016 and thereafter are as follows:

(In thousands)
2014	$96,206
2015	96,204
2016	177,600

$370,010

At July 1, 2013 and December 31, 2012, the remaining unamortized debt issuance costs included in other non-current assets was $2,345 and $2,755, respectively, and is amortized to interest expense over the term of the Company’s credit agreement entered into in September 2012 (Credit Agreement) using the effective interest rate method. At July 1, 2013, the remaining amortization period for the unamortized debt issuance costs was 3.0 years.

The Company is also required to pay a commitment fee of 0.50% per annum on any unused portion of the loan and letters of credit facility granted under the Credit Agreement. The Company incurred commitment fees related to unused borrowing availability under the Revolver facility of $95 and $41 for the quarter ended July 1, 2013 and June 25, 2012, respectively, and $191 and $98 for the two quarters ended July 1, 2013 and June 25, 2012, respectively. As of July 1, 2013, the Term Loan under the Credit Agreement of $370,000, of which $48,100 is due for repayment in March 2014 and is included as short-term debt and $321,900 is included as long-term debt, was outstanding; none of the Revolver under the Credit Agreement, and $52,679 of the Letters of Credit Facility under the Credit Agreement were outstanding. Available borrowing capacity under the Revolving Loan was $90,000 at July 1, 2013.

Additionally, the Company is party to a revolving loan credit facility with a lender in the People’s Republic of China (PRC). Under this arrangement, the lender has made available to the Company approximately $46,800 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2013. As of July 1, 2013, the revolver had not been drawn upon.

Other Letters of Credit

In addition to the letters of credit obtained pursuant to the Credit Agreement, the Company maintains several unused letters of credit for an aggregate amount of $3,454, which expire between December 31, 2013 and February 28, 2014.

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

The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At July 1, 2013 and December 31, 2012, the following summarizes the liability and equity components of the Convertible Notes:

	July 1, 2013	December 31, 2012
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(14,072)	(17,467)

Convertible Notes, net of discount	$160,928	$157,533

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

At July 1, 2013 and December 31, 2012, remaining unamortized debt issuance costs included in other non-current assets were $1,419 and $1,762, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At July 1, 2013, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 1.9 years.

The components of interest expense resulting from the Convertible Notes for the quarter and two quarters ended July 1, 2013 and June 25, 2012 are as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2013	June 25, 2012	July 1, 2013	June 25, 2012
	(In thousands)
Contractual coupon interest	$1,422	$1,422	$2,844	$2,844
Amortization of Convertible Notes debt discount	1,715	1,578	3,395	3,123
Amortization of debt issuance costs	174	159	343	315

	$3,311	$3,159	$6,582	$6,282

For the quarter and two quarters ended July 1, 2013 and June 25, 2012, the amortization of the Convertible Notes debt discount and debt issuance costs is based on an effective interest rate of 8.37%.

(7) Income Taxes

The Company’s effective tax rate was 40.5% and 34.7% for the quarters ended July 1, 2013 and June 25, 2012, respectively. The Company’s tax rate increased during the second quarter ended July 1, 2013 primarily due to the gain on sale of assets as discussed in Note 2, and the increase in income earned in higher tax jurisdictions.

The Company’s effective tax rate was 33.3% and 30.3% for the two quarters ended July 1, 2013 and June 25, 2012, respectively. The Company’s tax rate increased during the two quarters ended July 1, 2013 primarily due to the gain on sale of assets as discussed in Note 2 and an increase in income earned in higher tax jurisdictions, offset by the recognition of discrete tax benefits resulting from the extension of federal research and development credit laws, and from the approval of a research and development deduction in China.

The Company’s effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to the Company, and certain non-deductible items. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions in China. Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

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

In 2011, the Company entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, which expired on April 16, 2013. Under the terms of the interest rate swap, the Company would pay a fixed rate of 2.50% and would receive floating 1-month LIBOR during the swap period. The Company had designated this interest rate swap as a cash flow hedge during the quarter and two quarters ended June 25, 2012 and the interest rate swap increased interest expense by $676 and $1,285, respectively. The Company did not designate this interest rate swap as a cash flow hedge for the quarter and two quarters ended July 1, 2013 as the borrowings attributable to this interest rate swap were paid in full in September 2012. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at July 1, 2013 and December 31, 2012 was approximately $29,698 and $28,259, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	July 1, 2013	December 31, 2012
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$150	$—
Foreign exchange contracts	Deposits and other non-current assets	85	103
Foreign exchange contracts	Other accrued expenses	(443)	(34)
Foreign exchange contracts	Other long-term liabilities	(4)	(84)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	19	17
Foreign exchange contracts	Deposits and other non-current assets	82	—
Foreign exchange contracts	Other accrued expenses	(1,018)	(831)
Interest rate swap	Other accrued expenses	—	(620)

		$(1,129)	$(1,449)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		Quarter Ended
		July 1, 2013			June 25, 2012
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$—	$—	$—	$631	$(676)	$—
Foreign currency forward	Other, net	184	—	—	(177)	—	—

		$184	$—	$—	$454	$(676)	$—

		Two Quarters Ended
		July 1, 2013			June 25, 2012
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$—	$—	$—	$1,000	$(1,285)	$—
Foreign currency forward	Other, net	(197)	—	—	441	—	—

		$(197)	$—	$—	$1,441	$(1,285)	$—

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the two quarters ended July 1, 2013 and June 25, 2012:

	Two Quarters Ended
	July 1, 2013	June 25, 2012
	(In thousands)
Beginning balance unrealized loss, net of tax	$(15)	$(3,262)
Changes in fair value, net of tax	(197)	1,276
Reclassification to earnings	—	(61)

Ending balance unrealized loss, net of tax	$(212)	$(2,047)

The Company expects that substantially all of the accumulated other comprehensive income will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain (loss) recognized in other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2013	June 25, 2012	July 1, 2013	June 25, 2012
	(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	$143	$129	$620	$229
Foreign exchange contracts	(134)	(972)	(665)	(730)

	$9	$(843)	$(45)	$(501)

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at July 1, 2013 and December 31, 2012 were as follows:

	July 1, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$282	$282	$390	$390
Derivative assets, current	169	169	17	17
Derivative liabilities, current	1,461	1,461	1,485	1,485
Derivative assets, non-current	167	167	103	103
Derivative liabilities, non-current	4	4	84	84
Long-term debt	370,010	364,998	400,012	400,012
Convertible senior notes	160,928	176,680	157,533	176,680

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

The fair value of the long-term debt was estimated based on discounting the par value of the debt over its life for the difference between the debt stated interest rate and current market rates for similar debt at July 1, 2013 and December 31, 2012, which are considered Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 inputs.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

At July 1, 2013 and December 31, 2012, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

(9) Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income, net of tax as of July 1, 2013 and December 31, 2012:

	July 1, 2013	December 31, 2012
	(In thousands)
Foreign currency translation, net of taxes of $3,005 for 2013 and $2,959 for 2012	$36,786	$46,777
Unrealized losses related to cash flow hedges	(212)	(15)
Unrealized losses related to available for sale securities	(103)	(13)

	$36,471	$46,749

The following provides a summary of reclassifications out of accumulated other comprehensive income, net of tax for the quarter and two quarters ended July 1, 2013:

		Amount Reclassified from Accumulated Other Comprehensive Income
		July 1, 2013
Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	Quarter Ended	Two Quarters Ended
		(In thousands)
Gain on foreign currency translation	Gain on sale of assets	$(14,266)	$(14,266)
	Tax	—	—

	Net of tax	$(14,266)	$(14,266)

Loss on available for sale securities	Other, net	$4	$4
	Tax	—	—

	Net of tax	$4	$4

(10) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the computer, networking, communications and aerospace/defense industries. Most customers are located outside the United States, with the exception of aerospace/defense. The Company performs ongoing credit evaluations of customers, does not require collateral and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

As of July 1, 2013 and December 31, 2012, the Company’s 10 largest customers in the aggregate accounted for 55% and 54%, respectively, of total accounts receivable.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter ended July 1, 2013 and June 25, 2012, one customer, Apple, accounted for approximately 14% and 10%, respectively, of the Company’s net sales. For the two quarters ended July 1, 2013 and June 25, 2012, one customer, Apple, accounted for approximately 14% and 12%, respectively, of the Company’s net sales.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

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

At July 1, 2013 and December 31, 2012, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	July 1, 2013	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$66,701	$66,701	—	—
Available for sale securities	282	282	—	—
Foreign exchange derivative assets	336	—	$336	—
Foreign exchange derivative liabilities	1,465	—	1,465	—

	December 31, 2012	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$132,242	$132,242	—	—
Available for sale securities	390	390	—	—
Foreign exchange derivative assets	120	—	$120	—
Interest rate swap derivative liabilities	620	—	620	—
Foreign exchange derivative liabilities	949	—	949	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter or two quarters ended July 1, 2013 and June 25, 2012.

(12) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at July 1, 2013 and December 31, 2012. However, these amounts are not material to the consolidated condensed financial statements of the Company.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(13) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and two quarters ended July 1, 2013 and June 25, 2012:

	Quarter Ended		Two Quarters Ended
	July 1, 2013	June 25, 2012	July 1, 2013	June 25, 2012
	(In thousands, except per share amounts)
Net income attributable to TTM Technologies, Inc. stockholders	$13,137	$7,410	$18,289	$20,005

Weighted average shares outstanding	82,595	81,895	82,373	81,661
Dilutive effect of performance-based stock units, restricted stock units and stock options	380	372	535	587

Diluted shares	82,975	82,267	82,908	82,248

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.16	$0.09	$0.22	$0.24

Diluted	$0.16	$0.09	$0.22	$0.24

Performance-based stock units, restricted stock units and stock options to purchase 2,162 and 1,819 shares of common stock, respectively, for the quarter ended July 1, 2013 and June 25, 2012, and 2,335 and 1,727 of common stock for the two quarters ended July 1, 2013 and June 25, 2012, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

Additionally, for the quarter and two quarters ended July 1, 2013, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the quarter, and therefore, the effect would be anti-dilutive.

(14) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2013	June 25, 2012	July 1, 2013	June 25, 2012
	(In thousands)
Cost of goods sold	$254	$265	$557	$576
Selling and marketing	335	118	697	232
General and administrative	1,994	2,400	3,659	4,180

Stock-based compensation expense recognized	2,583	2,783	4,913	4,988
Income tax benefit recognized	(684)	(691)	(1,181)	(1,270)

Total stock-based compensation expense after income taxes	$1,899	$2,092	$3,732	$3,718

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter and two quarters ended July 1, 2013, management determined that vesting of the PRU awards was probable. PRU activity for the two quarters ended July 1, 2013 was as follows:

Shares
(In thousands)
Outstanding target shares at December 31, 2012	163
Granted:
Third tranche of 2011 grant	55
Second tranche of 2012 grant	71
First tranche of 2013 grant	127
Change in units due to annual performance achievement	42
Forfeitures / cancellations	(21)

Outstanding target shares at July 1, 2013	437

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarter and two quarters ended July 1, 2013 and June 25, 2012, the following assumptions were used in determining the fair value:

	July 1, 2013[1]	June 25, 2012[2]
Weighted-average fair value	$6.79	$12.51
Risk-free interest rate	0.3%	0.3%
Dividend yield	—	—
Expected volatility	49%	55%
Expected term in months	25	23

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

The Company granted 67 and 54 restricted stock units during the quarters ended July 1, 2013 and June 25, 2012, respectively, and 894 and 711 restricted stock units during the two quarters ended July 1, 2013 and June 25, 2012, respectively. The units granted have a weighted-average fair value per unit of $6.96 and $10.65 for the quarters ended July 1, 2013 and June 25, 2012, respectively, and $8.17 and $11.90 for the two quarters ended July 1, 2013 and June 25, 2012, respectively. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarter or two quarters ended July 1, 2013 and June 25, 2012.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

Foreign Employee Share Awards

Prior to the Company’s acquisition from Meadville of the Asia Pacific operating segment in April 2010, there already existed a share award plan comprising of Meadville shares for the employees of the Asia Pacific operating segment. Following the acquisition, the unvested Meadville shares under the plan were converted to an equivalent amount of shares of TTM common stock plus cash. These awards vest over five tranches. Four tranches have vested as of July 1, 2013, and the remaining tranche will vest in 2014. The fair value, after adjustment for estimated forfeiture, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At July 1, 2013 and December 31, 2012, there were approximately 16 and 32 shares in the employee share award grants outstanding, respectively.

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of July 1, 2013:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
PRU awards	$2,255	1.8
RSU awards	11,703	1.4
Stock option awards	156	1.0
Foreign employee share awards	40	0.6

	$14,154

(15) Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company manages its worldwide operations based on two geographic operating segments: 1) Asia Pacific, which consists of six PCB fabrication plants and one drilling facility, and 2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution.

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

	Quarter Ended		Two Quarters Ended
	July 1, 2013	June 25, 2012	July 1, 2013	June 25, 2012
	(In thousands)
Net Sales:
Asia Pacific	$209,631	$195,561	$412,214	$367,319
North America	129,669	132,309	253,258	262,333

Total sales	339,300	327,870	665,472	629,652
Inter-segment sales	(1,279)	(447)	(2,059)	(1,730)

Total net sales	$338,021	$327,423	$663,413	$627,922

Operating Segment Income:
Asia Pacific	$23,642	$11,154	$34,767	$23,979
North America	7,032	11,076	10,889	23,972

Total operating segment income	30,674	22,230	45,656	47,951
Amortization of definite-lived intangibles	(2,327)	(4,102)	(4,655)	(8,018)

Total operating income	28,347	18,128	41,001	39,933
Total other expense	(5,290)	(6,568)	(10,567)	(11,398)

Income before income taxes	$23,057	$11,560	$30,434	$28,535

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarter and two quarters ended July 1, 2013 and June 25, 2012 are sales from the Asia Pacific operating segment to the North America operating segment.

(16) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepeg from these related parties in the amount of $18,472 and $21,994 for the quarters ended July 1, 2013 and June 25, 2012, respectively, and $37,609 and $43,521 for the two quarters ended July 1, 2013 and June 25, 2012, respectively.

As mentioned in Note 2, the Company completed its sale of SYE during the second quarter ended July 1, 2013. The Company continues to sell PCBs to SYE. Sales to SYE for the quarter and two quarters ended July 1, 2013 were approximately $4,009. SYE will continue to be a related party as a significant shareholder of the Company holds an equity interest in the parent company of SYE.

A foreign subsidiary of the Company leases employee housing space to a related party. Additionally, the Company performs tooling and drilling services for another related party. The income for these activities was $69 and $50 for the quarters ended July 1, 2013 and June 25, 2012, respectively, and $128 and $98 for the two quarters ended July 1, 2013 and June 25, 2012, respectively.

At July 1, 2013 and December 31, 2012, the Company’s consolidated condensed balance sheet included $31,403 and $34,520, respectively, in accounts payable due to, and $7,499 and $48, respectively, in accounts receivable due from, related parties for the purchase of laminate and prepreg, sales of PCBs to SYE, and lease arrangements, as mentioned above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q and the factors in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

OVERVIEW

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We provide our customers time-to-market and advanced technology products and offer a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. We serve a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and smartphones. We also serve high-end computing, commercial aerospace/defense, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

Our Asia Pacific operating segment revenue experiences fluctuations caused in part, by seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand to meet fourth quarter sales of consumer electronics products.

Labor costs represent a significant portion of our total manufacturing costs. Our labor costs in the People’s Republic of China (PRC) have increased rapidly over the past several years and, in particular, the past two years, as a result of mandated increases in the minimum wage and increased compensation offered to our labor force due to the reduction of overtime hours that was implemented to meet standards required by some of our global customers. These increases in labor costs have reduced the gross and operating margins of our Asia Pacific operating segment. We believe annual labor rate increases will occur each year for the foreseeable future and may further reduce gross and operating margins in the Asia Pacific operating segment.

While our customers include both OEM and EMS companies, we measure customer concentration based on OEM companies as they are the ultimate end customers. Sales to our 10 largest OEM customers accounted for 52% and 44% of our net sales in the quarters ended July 1, 2013 and June 25, 2012, respectively. Sales to our 10 largest OEM customers accounted for 52% and 46% of our net sales for the two quarters ended July 1, 2013 and June 25, 2012, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we serve for the periods indicated.

	Quarter Ended		Two Quarters Ended
End Markets(1)(3)	July 1, 2013	June 25, 2012	July 1, 2013	June 25, 2012
Aerospace/Defense	16%	16%	16%	16%
Cellular Phone(2)	17	14	17	13
Computing/Storage/Peripherals(2)	16	22	18	23
Medical/Industrial/Instrumentation/Other	8	9	8	10
Networking/Communications	38	32	36	32
Other(2)	5	7	5	6

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

We also deliver a significant percentage of compressed lead-time work with lead times of 11 to 20 days. We typically receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production. We derive revenues from the sale of PCBs and backplane assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed or determinable, title and risk of loss have transferred, and collectibility is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically has been less than 3% of gross sales. We provide our customers a limited right of return for defective PCBs and backplane assemblies. We record an estimated amount for sales returns and allowances at the time of sale based on historical information.

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

Selling and marketing expenses consist primarily of salaries and commissions paid to our internal sales force and independent sales representatives, salaries paid to our sales support staff, stock-based compensation expense and costs associated with marketing materials and trade shows. We generally pay higher commissions to our independent sales representatives for quick-turn work, which generally has a higher gross profit component than standard lead-time work.

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

Net loss (income) attributable to noncontrolling interest represents the portion of our operating results attributable to the noncontrolling shareholders in our Dongguan Shengyi Electronics Ltd, (SYE) and Dongguan Meadville Circuits Ltd. (DMC) operations. On June 17, 2013, we sold our controlling interest in SYE to the noncontrolling shareholder for $114.5 million. We also purchased the full noncontrolling interest in DMC from the noncontrolling shareholder for $29.4 million. As a result of these transactions, we no longer have a noncontrolling interest in our consolidated condensed financial statements.

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

RESULTS OF OPERATIONS

There were 91 days in each of the second quarters ended July 1, 2013 and June 25, 2012, and 182 and 177 days in the two quarters ended July 1, 2013 and June 25, 2012, respectively. The following table sets forth the relationship of various items to net sales in our consolidated condensed statement of operations:

	Quarter Ended		Two Quarters Ended
	July 1, 2013	June 25, 2012	July 1, 2013	June 25, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.7	83.3	85.0	82.3

Gross profit	14.3	16.7	15.0	17.7

Operating expenses:
Selling and marketing	2.8	2.8	2.8	2.8
General and administrative	7.7	7.2	7.9	7.3
Amortization of definite-lived intangibles	0.7	1.2	0.8	1.2
Gain on sale of assets	(5.3)	—	(2.7)	—

Total operating expenses	5.9	11.2	8.8	11.3

Operating income	8.4	5.5	6.2	6.4
Other income (expense):
Interest expense	(1.8)	(1.9)	(1.8)	(2.1)
Other, net	0.2	(0.1)	0.2	0.2

Total other expense, net	(1.6)	(2.0)	(1.6)	(1.9)

Income before income taxes	6.8	3.5	4.6	4.5
Income tax provision	(2.7)	(1.2)	(1.5)	(1.3)

Net income	4.1	2.3	3.1	3.2
Less: Net income attributable to noncontrolling interest	(0.2)	—	(0.3)	—

Net income attributable to TTM Technologies, Inc. stockholders	3.9%	2.3%	2.8%	3.2%

We manage our worldwide operations based on two geographic operating segments: (1) Asia Pacific, which consists of six PCB fabrication plants and one drilling facility, and (2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution.

The following table compares net sales by reportable segment for the quarters and two quarters ended July 1, 2013 and June 25, 2012:

	Quarter Ended		Two Quarters Ended
	July 1, 2013	June 25, 2012	July 1, 2013	June 25, 2012
	(In thousands)
Net Sales:
Asia Pacific	$209,631	$195,561	$412,214	$367,319
North America	129,669	132,309	253,258	262,333

Total sales	339,300	327,870	665,472	629,652
Inter-segment sales	(1,279)	(447)	(2,059)	(1,730)

Total net sales	$338,021	$327,423	$663,413	$627,922

Net Sales

Total net sales increased $10.6 million, or 3.2%, from $327.4 million for the second quarter of 2012 to $338.0 million for the second quarter of 2013. Net sales for the Asia Pacific segment, excluding inter-segment sales, increased $13.3 million, or 6.8%, from $195.1 million in the second quarter of 2012 to $208.4 million in the second quarter of 2013. This increase was primarily due to greater demand in our Networking/Communications end market and new customer programs in our Cellular Phone end market. The increase is also the result of an average PCB selling price increase of 12%, which was driven by increased layer count and product mix shift, partially offset by a 4% decrease in PCB shipments from the second quarter of 2012. Net sales for the North America segment decreased $2.6 million, or 2.0%, from $132.3 million in the second quarter of 2012 to $129.7 million in the second quarter of 2013. This decrease was primarily due to lower demand in our Computing/Storage/Peripherals end market, partially offset by an increase in our Networking/Communications and Aerospace/Defense end markets. This resulted in lower volume for our backplane assembly and PCB products. Demand for backplane assemblies decreased 8% and PCB sales volume decreased 11%. This was partially offset by a 13% increase in the average PCB selling price primarily due to product mix.

Total net sales increased $35.5 million, or 5.7%, from $627.9 million for the first two quarters of 2012 to $663.4 million for the first two quarters of 2013. Net sales for the Asia Pacific segment, excluding inter-segment sales, increased $44.6 million, or 12.2%, from $365.6 million in the first two quarters of 2012 to $410.2 million in the first two quarters of 2013. This increase was primarily due to new customer programs in our Cellular Phone end market and greater demand in our Networking/Communications end market, resulting in a 4% increase in PCB shipments from the first two quarters of 2012. The average PCB selling price increased by 8%, which was driven by increased layer count and product mix shift. Net sales for the North America segment decreased $9.0 million, or 3.4%, from $262.3 million in the first two quarters of 2012 to $253.3 million in the first two quarters of 2013. This decrease was primarily due to lower demand in our Computing/Storage/Peripherals and Medical/Industrial/Instrumentation end markets, partially offset by an increase in our Aerospace/Defense end market. This resulted in a 13% decline in PCB sales volume, partially offset by a 12% increase in the average PCB selling price, primarily due to product mix, and by a 3% decrease in demand for backplane assemblies from the first two quarters of 2012.

Gross Profit

Gross profit decreased $6.2 million, or 11.3%, from $54.7 million for the second quarter of 2012 to $48.5 million for the second quarter of 2013. Overall gross margin decreased from 16.7% for the second quarter of 2012 to 14.3% for the second quarter of 2013. Gross profit for the Asia Pacific segment decreased $4.3 million, or 14.2%, from $30.2 million for the second quarter of 2012 to $25.9 million for the second quarter of 2013. Gross margin decreased from 15.5% for the second quarter of 2012 to 12.4% for the second quarter of 2013 primarily due to higher labor costs, increased equipment related expenses, and a $2.0 million product quality issue, partially offset by lower direct material content. Gross profit for the North America segment decreased $1.9 million, or 7.8%, from $24.5 million for the second quarter of 2012 to $22.6 million for the second quarter of 2013. Gross margin decreased from 18.5% for the second quarter of 2012 to 17.4% for the second quarter of 2013 primarily due to higher labor expense, higher direct material content and lower cost absorption due to lower production volumes.

Gross profit decreased $12.0 million, or 10.8%, from $111.2 million for the first two quarters of 2012 to $99.2 million for the first two quarters of 2013. Overall gross margin decreased from 17.7% for the first two quarters of 2012 to 15.0% for the first two quarters of 2013. Gross profit for the Asia Pacific segment decreased $2.7 million, or 4.5%, from $60.1 million for the first two quarters of 2012 to $57.4 million for the first two quarters of 2013. Gross margin decreased from 16.4% for the first two quarters of 2012 to 14.0% for the first two quarters of 2013 primarily due to higher labor costs, increased equipment related expenses, and a $2.0 million product quality issue. Gross profit for the North America segment decreased $9.3 million, or 18.2%, from $51.1 million for the first two quarters of 2012 to $41.8 million for the first two quarters of 2013. Gross margin decreased from 19.5% for the first two quarters of 2012 to 16.5% for the first two quarters of 2013, primarily due to higher labor expense, higher direct material content and lower cost absorption due to lower production volumes.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.6 million, or 6.7%, from $9.0 million for the second quarter of 2012 to $9.6 million for the second quarter of 2013. As a percentage of net sales, selling and marketing expenses were 2.8% for both of the second quarters of 2012 and 2013. Selling and marketing expenses increased $1.1 million, or 6.3%, from $17.6 million for the first two quarters of 2012 to $18.7 million for the first two quarters of 2013. As a percentage of net sales, selling and marketing expenses were 2.8% for the first two quarters of 2012 and 2013. The increase in selling and marketing expenses for the quarter and two quarters ended July 1, 2013 is primarily due to an increase in labor costs and stock-based compensation expense.

General and Administrative Expense

General and administrative expenses increased $2.6 million from $23.5 million, or 7.2% of net sales, for the second quarter of 2012 to $26.1 million, or 7.7% of net sales, for the second quarter of 2013. General and administrative expenses increased $7.1 million from $45.6 million, or 7.3% of net sales, for the first two quarters of 2012 to $52.7 million, or 7.9% of net sales, for the first two quarters of 2013. The increase in expense primarily relates to higher labor costs in China and an increase in incentive compensation expense.

Other Income (Expense)

Other expense, net decreased $1.3 million from $6.6 million for the second quarter of 2012 to $5.3 million for the second quarter of 2013. The decrease in other expense, net was primarily due to a decrease in interest expense by $0.5 million, combined with a $0.9 million increase in foreign currency transaction and derivative gains. The decrease in interest expense is due to the lower notional amount and expiration of our interest rate swap in April 2013.

Other expense, net decreased $0.8 million from $11.4 million for the first two quarters of 2012 to $10.6 million for the first two quarters of 2013. The decrease in other expense, net was primarily due to a decrease in interest expense by $0.6 million, a $1.2 million increase in foreign currency transaction and derivative gains, offset by the absence of a $0.8 million realized gain on available for sale securities during 2012. The decrease in interest expense is due to the lower notional amount and expiration of our interest rate swap in April 2013.

Income Taxes

The provision for income taxes increased $5.3 million from $4.0 million for the second quarter of 2012 to $9.3 million for the second quarter of 2013. Our effective tax rate was 34.7% for the second quarter of 2012 and 40.5% for the second quarter of 2013. The increase in our effective tax rate is primarily due to the gain on sale of assets in one of our foreign operations and an increase in income earned in higher tax jurisdictions.

The provision for income taxes increased $1.4 million from $8.7 million for the two quarters of 2012 to $10.1 million for the two quarters of 2013. Our effective tax rate was 30.3% for the first two quarters of 2012 and 33.3% for the first two quarters of 2013. The increase in our effective tax rate is primarily due to the gain on sale of assets in one of our foreign operations and an increase in income earned in higher tax jurisdictions, offset by the impact of discrete tax benefits from the extension of the federal research and development credit laws, and the approval of a research and development deduction in China.

Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of July 1, 2013 and December 31, 2012, we had net deferred income tax assets of approximately $9.4 million and $13.5 million, respectively. As of the end of the second quarter of 2013, based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods. In the third quarter of 2013, however, a state law was enacted that will significantly reduce the carryforward period of certain tax credits. As a result, we anticipate the need to establish a valuation allowance in the third quarter of 2013 of approximately $3.6 million on our state tax credit carryforwards which will reduce the net deferred income tax assets to the amount that is more likely than not to be realized. Furthermore, an unrecognized tax benefit of approximately $0.8 million is expected to be recognized in the third quarter of 2013 due to the settlement of a tax position which had been under examination by the Internal Revenue Service.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, and the issuance of term and revolving debt and Convertible Notes. Our principal uses of cash have been to finance capital expenditures, meet debt service requirements, fund working capital requirements and finance acquisitions. We anticipate that servicing debt, financing capital expenditures, funding working capital requirements, and acquisitions will continue to be the principal demands on our cash in the future.

As of July 1, 2013, we had net working capital of approximately $324.4 million compared to $395.7 million as of December 31, 2012. This decrease in working capital is primarily attributable to a reduction in debt and the repayment of an intercompany balance owed to SYE as of July 1, 2013.

As of July 1, 2013, we had cash and cash equivalents of approximately $230.5 million, of which approximately $107.0 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of July 1, 2013, $105.4 million was located in Asia and $1.6 million was located in European countries. Cash and cash equivalents located in our Asia Pacific operating segment are expected to be used in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China, as well as in Europe, which are managed in conjunction with our U.S. operations, are expected to be repatriated and will be subject to U.S. income tax. As of July 1, 2013, approximately $14.1 million of cash and cash equivalents was located in our Shanghai, China backplane assembly plant. Other than the cash and cash equivalents located in our Shanghai backplane assembly and our European locations, we do not currently expect to repatriate earnings from our foreign subsidiaries.

Our 2013 capital expenditure plan is expected to total approximately $114 million (of which approximately $95 million relates to our Asia Pacific operating segment). The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced HDI and substrate manufacturing, comply with increased environmental regulations, replace aging equipment, and expand our technological capabilities.

On June 17, 2013, we completed the sale of our 70.2% controlling equity interest in SYE to our noncontrolling partner, Shengyi Technology Co. Ltd. (Sytech), for 702 million Chinese RMB or $114.5 million. We recognized a gain on the sale of SYE of $17.9 million and recorded a receivable for the total consideration in the amount of $114.5 million. Consideration net of cash sold was $67.2 million. In connection with the SYE transaction, we also were required to settle an intercompany balance owed to SYE in the amount of $40.7 million, which we paid during the quarter ended July 1, 2013.

Additionally, we acquired Sytech’s 20.0% noncontrolling equity interest in DMC for 180 million Chinese RMB or $29.4 million. We recorded a payable for the purchase price amount of $29.4 million.

The total cash expected to be received in the third quarter of 2013 is approximately $80.0 million (net proceeds of $85.1 million less transaction related taxes). Both SYE and DMC manufacture conventional PCBs and are located in Dongguan, China.

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

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by us) plus an interest margin of 2.38%. At July 1, 2013, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.58%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current ratio, and interest coverage ratios for both the Company and our Asia Pacific operating segment. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010, as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. At July 1, 2013, we were in compliance with the covenants under the Credit Agreement.

We are required to pay a commitment fee of 0.50% per annum on any unused portion of the loan and letters of credit facility granted under the Credit Agreement. We incurred $0.1 million for the second quarter ended July 1, 2013 and $0.2 million for the two quarters ended July 1, 2013. As of July 1, 2013, the Term Loan of $370.0 million, of which $48.1 million is due for repayment in March 2014 and is included as short-term debt and $321.9 million is included as long-term debt, none of the Revolver, and $52.7 million of Letters of Credit were outstanding. Available borrowing capacity under the Revolving Loan was $90.0 million as of July 1, 2013.

Additionally, we are party to a revolving loan credit facility with a lender in the PRC. Under this arrangement, the lender has made available to us approximately $46.8 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2013. As of July 1, 2013, the revolver had not been drawn upon.

Convertible Notes

In 2008, we issued $175.0 million of Convertible Notes. The Convertible Notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes are senior unsecured obligations and rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness.

Other Letters of Credit

In addition to the letters of credit obtained pursuant to the Credit Agreement, we maintain several unused letters of credit totaling $3.5 million, which expire between December 31, 2013 and February 28, 2014.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash available from borrowings under our existing credit arrangements will be adequate to meet our currently anticipated capital expenditure, debt service, working capital, and acquisition needs for the next 12 months.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of July 1, 2013:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations(1)
Long-term debt obligations	$370,010	$48,104	$192,406	$129,500	$—
Convertible debt obligations	175,000	—	175,000	—	—
Interest on debt obligations	32,925	14,952	17,260	713	—
Foreign currency forward contract liabilities	1,465	1,461	4	—	—
Equipment payables	60,443	49,163	11,280	—	—
Purchase obligations	51,669	50,175	1,494	—	—
Operating lease commitments	7,546	2,337	2,953	1,586	670

Total contractual obligations	$699,058	$166,192	$400,397	$131,799	$670

(1)	Unrecognized uncertain tax benefits of $4.5 million are not included in the table above as we have not determined when the amount will be paid.

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

Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (FASB) issued an update that would require a parent Company to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary, group of assets or business within a foreign entity. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We adopted the amendment early, as permitted, on January 1, 2013, and our adoption did not have a material impact on our financial statements. See Note 2 and Note 9 to the consolidated condensed financial statements.

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

See Liquidity and Capital Resources and Credit Agreement appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of July 1, 2013, approximately 32.1% of our total debt was based on fixed rates. Based on our borrowings as of July 1, 2013, an assumed 1% change in variable rates would cause our annual interest cost to change by $3.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2013 pursuant to Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 1, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 17, 2013, we completed two transactions with our minority partner, Sytech, to (i) sell our majority interest in SYE to Sytech, and (ii) acquire from Sytech its minority equity interest in DMC. Pursuant to the transfer agreement governing the sale of our majority interest in SYE, Sytech agreed to pay to us 702 million Chinese RMB, or $114.5 million, provided that Sytech may withhold from such payment an amount to cover our tax liability resulting from the sale under applicable law in the PRC. We are currently in discussions with Sytech and the local taxing authority to determine the appropriate amount of tax to be withheld. In the event the parties and the taxing authority settle on a higher amount of tax obligation than anticipated, the amount of proceeds we receive may be reduced and the gain we reported in our second quarter of 2013 results may be reduced. Additionally, if the discussions with Sytech and the local taxing authority take longer than expected to conclude, we may not receive the proceeds from the SYE transaction in the third quarter of 2013 as anticipated.

Item 6. Exhibits

Exhibit Number	Exhibits

10.28	Equity Awards Amendment Agreement, dated April 24, 2013 by and between the Registrant and Kent Alder

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Kenton K. Alder
Kenton K. Alder
Dated: August 6, 2013	Chief Executive Officer

/s/ Todd B. Schull
Todd B. Schull
Dated: August 6, 2013	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

10.28	Equity Awards Amendment Agreement, dated April 24, 2013 by and between the Registrant and Kent Alder

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents