Form 10-Q
period 2013-09-30
TTM TECHNOLOGIES INC
filed 2013-11-04
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at October 29, 2013: 82,648,806

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$270,534	$285,433
Accounts and notes receivable, net of allowance for bad debts of $696 in 2013 and $1,680 in 2012	249,712	301,509
Accounts receivable due from related parties	17,601	48
Inventories	145,109	146,012
Prepaid expenses and other current assets	35,999	32,610

Total current assets	718,955	765,612
Property, plant and equipment, net	806,906	833,678
Goodwill and definite-lived intangibles, net	42,125	49,104
Deposits and other non-current assets	25,478	28,568

Total Assets	$1,593,464	$1,676,962

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$96,204	$30,004
Accounts payable	188,125	186,745
Accounts payable due to related parties	28,125	34,520
Accrued salaries, wages and benefits	46,431	43,282
Equipment payable	56,021	44,289
Other accrued expenses	37,235	31,040

Total current liabilities	452,141	369,880

Convertible senior notes, net of discount	162,680	157,533
Long-term debt	273,805	370,008
Other long-term liabilities	40,013	26,711

Total long-term liabilities	476,498	554,252

Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 82,639 and 81,937 shares issued and outstanding in 2013 and 2012, respectively	83	82
Additional paid-in capital	551,744	546,029
Retained earnings	56,502	45,921
Statutory surplus reserve	15,166	15,166
Accumulated other comprehensive income	41,330	46,749

Total TTM Technologies, Inc. stockholders’ equity	664,825	653,947
Noncontrolling interest	—	98,883

Total equity	664,825	752,830

Total Liabilities and Equity	$1,593,464	$1,676,962

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended September 30, 2013 and September 24, 2012

	Quarter Ended		Three Quarters Ended
	September 30, 2013	September 24, 2012	September 30, 2013	September 24, 2012
	(Unaudited) (In thousands, except per share data)
Net sales	$338,691	$339,011	$1,002,104	$966,933
Cost of goods sold	290,252	286,695	854,478	803,448

Gross profit	48,439	52,316	147,626	163,485

Operating expenses:
Selling and marketing	8,865	8,735	27,614	26,365
General and administrative	24,293	23,735	76,992	69,323
Amortization of definite-lived intangibles	2,329	4,104	6,984	12,122
Restructuring charges	3,357	—	3,357	—
Impairment of long-lived assets	10,782	18,082	10,782	18,082
Impairment of goodwill and definite-lived intangibles	—	200,335	—	200,335
Gain on sale of assets	—	—	(17,917)	—

Total operating expenses	49,626	254,991	107,812	326,227

Operating income (loss)	(1,187)	(202,675)	39,814	(162,742)

Other income (expense):
Interest expense, net	(5,848)	(6,429)	(18,049)	(19,226)
Loss on Extinguishment of debt	—	(5,527)	—	(5,527)
Other, net	2,692	1,117	4,326	2,516

Total other expense, net	(3,156)	(10,839)	(13,723)	(22,237)

Income (loss) before income taxes	(4,343)	(213,514)	26,091	(184,979)
Income tax (provision) benefit	(3,365)	850	(13,494)	(7,802)

Net income (loss)	(7,708)	(212,664)	12,597	(192,781)
Less: Net (income) loss attributable to the noncontrolling interest	—	4,322	(2,016)	4,444

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$(7,708)	$(208,342)	$10,581	$(188,337)

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings (loss) per share	$(0.09)	$(2.54)	$0. 13	$(2.30)

Diluted earnings (loss) per share	$(0.09)	$(2.54)	$0. 13	$(2.30)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Three Quarters Ended September 30, 2013 and September 24, 2012

	Quarter Ended		Three Quarters Ended
	September 30, 2013	September 24, 2012	September 30, 2013	September 24, 2012
	(Unaudited) (In thousands)
Net income (loss)	$(7,708)	$(212,664)	$12,597	$(192,781)
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Unrealized gain during the period, net	5,974	5,312	11,650	843
Less: gain realized in net earnings	—	—	(14,266)	—

Net	5,974	5,312	(2,616)	843

Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	(1,240)	1,105	(1,437)	2,381
Less: reclassification to earnings , net of tax	111	903	111	842

Net	(1,129)	2,008	(1,326)	3,223

Unrealized gains (losses) on available for sale securities:
Unrealized gain (loss) on available for sale securities during period	(5)	50	(99)	(72)
Less: loss (gain) realized in net earnings	18	—	22	(912)

Net	13	50	(77)	(984)

Other comprehensive income (loss), net of tax	4,858	7,370	(4,019)	3,082

Comprehensive income (loss)	(2,850)	(205,294)	8,578	(189,699)
Less: comprehensive (income) loss attributable to the noncontrolling interest	—	3,574	(3,417)	4,304

Comprehensive (loss) income attributable to TTM Technologies, Inc. stockholders	$(2,850)	$(201,720)	$5,161	$(185,395)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended September 30, 2013 and September 24, 2012

	Three Quarters Ended
	September 30, 2013	September 24, 2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$12,597	$(192,781)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	68,782	60,324
Amortization of definite-lived intangible assets	6,984	12,169
Amortization of convertible notes discount, debt discount and debt issuance costs	6,283	5,877
Income tax benefit from restricted stock units released and common stock options exercised	—	(620)
Deferred income taxes	1,919	2,723
Stock-based compensation	6,744	7,445
Impairment of goodwill and definite-lived intangibles	—	200,335
Impairment of long-lived assets	10,782	18,082
Loss on extinguishment of debt	—	5,527
Gain on sale of assets	(17,917)	—
Other	(1,910)	1,718
Changes in operating assets and liabilities, net of disposition:
Accounts and notes receivable, net	(73,288)	2,994
Inventories	(16,296)	(12,444)
Prepaid expenses and other current assets	(2,936)	(17,919)
Accounts payable	39,472	27,473
Accrued salaries, wages and benefits and other accrued expenses	18,232	(5,087)

Net cash provided by operating activities	59,448	115,816

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(80,209)	(89,906)
Proceeds from sale of property, plant and equipment and other assets	207	3,089
Net proceeds from sale of assets	67,147	—

Net cash used in investing activities	(12,855)	(86,817)

Cash flows from financing activities:
Net repayment of revolving loan	(30,000)	—
Payments for purchase of noncontrolling interest	(29,358)	—
Proceeds from long-term debt	—	473,823
Repayment of long-term debt	—	(400,968)
Payment of debt issuance costs	—	(7,787)
Dividends paid to noncontrolling interest shareholder	—	(9,501)
Proceeds from exercise of stock options	244	88
Excess tax benefits from stock awards exercised or released	—	620

Net cash provided by (used in) financing activities	(59,114)	56,275

Effect of foreign currency exchange rates on cash and cash equivalents	(2,378)	(530)

Net (decrease) increase in cash and cash equivalents	(14,899)	84,744
Cash and cash equivalents at beginning of period	285,433	196,052

Cash and cash equivalents at end of period	$270,534	$280,796

Noncash transactions:
Property, plant and equipment recorded in equipment and accounts payable	$85,486	$81,479

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. The Company provides advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. The Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and smartphones. The Company also serves commercial aerospace/defense, high-end computing, and industrial/medical industries. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. Beginning January 1, 2013, the Company uses a 13-week fiscal quarter accounting period with the first quarter ending on the last Monday closest to April 1 and the fourth quarter always ending on December 31. The third quarters ended September 30, 2013 and September 24, 2012 each contained 91 days. The three quarters ended September 30, 2013 and September 24, 2012 contained 273 and 268 days, respectively.

(2) Restructuring Charges

On September 6, 2013, the Company announced its plan to cease manufacturing at its Suzhou, China facility and lay off 774 employees at this site. As of September 30, 2013, the Company had ceased production, but complete closure of the facility is not expected until the first or second quarter of 2014. As a result of the impending closure, the Company recorded $3,357 in employee separation costs for the quarter ended September 30, 2013, which have been classified as restructuring charges in the consolidated condensed statement of operations. The Suzhou, China manufacturing facility is included in the Asia Pacific reporting unit and operating segment.

As of September 30, 2013, 57 employees had not yet been separated. The Company expects most of the remaining employees to be separated and the remaining accrued restructuring costs to be paid no later than the end of the second quarter of 2014. Accrued restructuring costs are included as a component of accrued salaries, wages and benefits in the consolidated condensed balance sheet. Long-lived asset impairments of $10,782 were also recognized primarily for the held for sale machinery and equipment assets related to the Suzhou, China manufacturing facility restructuring plan. See Note 3.

The below table shows the utilization of the accrued restructuring costs during the quarter ended September 30, 2013:

(In thousands)
Accrued at December 31, 2012	$—
Estimated employee separation charges	3,357
Amount paid	(2,725)

Accrued at September 30, 2013	$632

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(3) Property, Plant and Equipment and Impairment of Long-Lived Assets

Property, plant and equipment, net as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Property, plant and equipment, net:
Land and land use rights	$37,112	$37,904
Buildings and improvements	228,352	236,925
Machinery and equipment	783,209	765,776
Construction-in-progress	69,151	62,198
Furniture and fixtures and other	11,119	11,619

	1,128,943	1,114,422
Less: Accumulated depreciation	(322,037)	(280,744)

	$806,906	$833,678

In conjunction with the closure of its Suzhou, China manufacturing facility, the Company determined that certain long-lived assets, primarily consisting of held for sale machinery and equipment, were impaired. As a result, the Company recorded a charge for the impairment of long-lived assets in the amount of $10,782. The long-lived asset impairment charge, which was incurred to reduce the carrying value of certain long-lived assets to their fair value of approximately $2,519, relates to assets held for sale, which are included in other current assets in the consolidated condensed balance sheet. The Suzhou, China manufacturing facility is included in the Asia Pacific reporting unit and operating segment. In addition to the held for sale assets, the Company intends to use certain of the long-lived assets related to the Suzhou manufacturing facility in the future and thus the Company also performed a step one impairment assessment of its long-lived assets held for use in the Asia Pacific reporting unit noting that future expected undiscounted cash flows significantly exceeded the carrying value of the assets and thus no impairment was indicated related to the held for use Asia Pacific long-lived assets at September 30, 2013.

During the third quarter of 2012, the Company recorded a charge for the impairment of long-lived assets in the amount of $18,082, related to the Asia Pacific reporting unit, which is also the Asia Pacific operating segment. The long-lived asset impairment charge was incurred to reduce the carrying value of certain long-lived assets to their fair value. The Company performed this evaluation of long-lived assets when the Company believed there were impairment triggering events and circumstances that warranted an evaluation. These circumstances included continued decreases in operating profit due to softer revenues and shifts in product mix when compared with projected results. These factors led to weaker performance than the Company expected for the third quarter of 2012 and to a weaker outlook for the remainder of 2012 and beyond. This operating performance also has caused the Company’s market capitalization to decline significantly due to a reduction in the trading price of the Company’s common stock.

(4) Noncontrolling Interest Holdings

On June 17, 2013, the Company completed the sale of its 70.2% controlling equity interest in Dongguan Shengyi Electronics Ltd. (SYE) to its noncontrolling partner, Shengyi Technology Co. Ltd. (Sytech), for 702,000 Chinese RMB or $114,495. The Company recognized a gain on the sale of SYE of $17,917. Consideration net of cash sold was $67,147. In connection with the SYE transaction, the Company was also required to settle an intercompany balance owed to SYE in the amount of $40,670, which the Company paid in cash during the quarter ended July 1, 2013.

Additionally, the Company acquired Sytech’s 20.0% noncontrolling equity interest in Dongguan Meadville Circuits Ltd. (DMC) for 180,000 Chinese RMB or $29,358. The Company recorded an increase to additional paid-in capital for the difference between the purchase price and the carrying value of the noncontrolling interest for $70.

Both SYE and DMC plants manufacture conventional PCBs and are located in Dongguan, China.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(5) Inventories

Inventories as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Inventories:
Raw materials	$50,790	$46,893
Work-in-process	58,014	45,822
Finished goods	36,305	53,297

	$145,109	$146,012

(6) Goodwill and Definite-lived Intangibles

As of September 30, 2013 and December 31, 2012, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)					(years)
September 30, 2013:
Strategic customer relationships	$120,427	$(66,001)	$(28,935)	$461	$25,952	9.2
Trade name	10,302	(6,266)	—	17	4,053	6.0

	$130,729	$(72,267)	$(28,935)	$478	$30,005

	Gross Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)					(years)
December 31, 2012:
Strategic customer relationships	$120,427	$(60,322)	$(28,935)	$415	$31,585	9.2
Trade name	10,302	(4,915)	—	12	5,399	6.0
Licensing agreements	350	(350)	—	—	—	3.0

	$131,079	$(65,587)	$(28,935)	$427	$36,984

The September 30, 2013 and December 31, 2012 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries that operate in currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $2,329 and $4,104 for the quarters ended September 30, 2013 and September 24, 2012, respectively, and $6,984 and $12,169 for the three quarters ended September 30, 2013 and September 24, 2012, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2013	$2,333
2014	8,373
2015	7,483
2016	4,124
2017	3,901

$26,214

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

During the third quarter of 2012, the Company performed an interim impairment test of goodwill and an impairment test of definite-lived intangibles related to the Asia Pacific operating segment. The Company believed there were impairment triggering events and circumstances which warranted an evaluation. These circumstances included a decline in revenue and margins compared with projected results, which led to weaker performance than the Company expected. Another factor was the decline in the Company’s market capitalization due to a reduction in the trading price of the Company’s common stock, which was principally a result of the aforesaid weaker than expected operating results in the Asia Pacific operating segment for 2012. As a result, the Company recorded a charge for the impairment of goodwill and definite-lived intangibles in the amount of $200,335, consisting of a goodwill charge of $171,400 and a definite-lived intangibles impairment charge of $28,935.

For the quarter and three quarters ended September 30, 2013, there were no impairments of goodwill or definite-lived intangibles.

(7) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of September 30, 2013 and December 31, 2012.

	Average Effective Interest Rate as of September 30, 2013	September 30, 2013	Average Effective Interest Rate as of December 31, 2012	December 31, 2012
		(In thousands)		(In thousands)
Term loan due September 2016	2.56%	$370,000	2.59%	$370,000
Revolving loan due March 2016	—	—	2.59%	30,000
Other	6.00%	9	6.00%	12

		370,009		400,012
Less: Current maturities		(96,204)		(30,004)

Long-term debt, less current maturities		$273,805		$370,008

The calendar maturities of long-term debt through 2016 and thereafter are as follows:

(In thousands)
2014	$96,204
2015	96,205
2016	177,600

$370,009

Credit Agreement

At September 30, 2013 and December 31, 2012, the remaining unamortized debt issuance costs included in other non-current assets was $2,139 and $2,755, respectively, and is amortized to interest expense over the term of the Company’s credit agreement entered into in September 2012 (Credit Agreement) using the effective interest rate method. At September 30, 2013, the remaining amortization period for the unamortized debt issuance costs was 2.7 years.

The Company is also required to pay a commitment fee of 0.50% per annum on any unused portion of the loan and letters of credit facility granted under the Credit Agreement. The Company incurred commitment fees related to unused borrowing availability under the Revolver facility of $129 and $96 for the quarter ended September 30, 2013 and September 24, 2012, respectively, and $320 and $194 for the three quarters ended September 30, 2013 and September 24, 2012, respectively. As of September 30, 2013, the outstanding amount of the Term Loan under the Credit Agreement is $370,000, of which $96,200 is due for repayment in March and September 2014 and is included as short-term debt, with the remaining $273,800 included as long-term debt. None of the Revolver was outstanding under the Credit Agreement as of September 30, 2013. Available borrowing capacity under the Revolving Loan was $90,000 at September 30, 2013.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility with a lender in the People’s Republic of China (PRC). Under this arrangement, the lender has made available to the Company approximately $47,400 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2013. As of September 30, 2013, the revolver had not been drawn upon.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

Letters of Credit

As of September 30, 2013, $69,824 of the Letters of Credit Facility was outstanding under the Credit Agreement. Additionally, the Company maintains other unused letters of credit for an aggregate amount of $3,454, which expire between December 31, 2013 and February 28, 2014.

Loss on Extinguishment of Debt

As of September 24, 2012, the November 16, 2009 credit agreement had been terminated and all outstanding loans borrowed under this agreement were paid in full. Additionally during the third quarter ended September 24, 2012, the Company recognized $5,527 as a loss on the extinguishment of debt resulting from certain remaining unamortized debt issuance costs associated with the terminated November 16, 2009 credit agreement and certain additional lender fees paid in connection with the New Credit Agreement.

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

The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At September 30, 2013 and December 31, 2012, the following summarizes the liability and equity components of the Convertible Notes:

	September 30, 2013	December 31, 2012
	(In thousands)
Liability components:
Convertible Notes	$175,000	$175,000
Less: Convertible Notes unamortized discount	(12,320)	(17,467)

Convertible Notes, net of discount	$162,680	$157,533

Equity components:
Additional paid-in capital:
Embedded conversion option — Convertible Notes	$43,000	$43,000
Embedded conversion option — Convertible Notes issuance costs	(1,413)	(1,413)

	$41,587	$41,587

At September 30, 2013 and December 31, 2012, remaining unamortized debt issuance costs included in other non-current assets were $1,243 and $1,762, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. At September 30, 2013, the remaining amortization period for the unamortized Convertible Note discount and debt issuance costs was 1.6 years.

The components of interest expense resulting from the Convertible Notes for the quarter and three quarters ended September 30, 2013 and September 24, 2012 are as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2013	September 24, 2012	September 30, 2013	September 24, 2012
	(In thousands)
Contractual coupon interest	$1,422	$1,422	$4,266	$4,266
Amortization of Convertible Notes debt discount	1,751	1,611	5,147	4,735
Amortization of debt issuance costs	177	163	519	477

	$3,350	$3,196	$9,932	$9,478

For the quarter and three quarters ended September 30, 2013 and September 24, 2012, the amortization of the Convertible Notes debt discount and debt issuance costs is based on an effective interest rate of 8.37%.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(9) Income Taxes

The Company’s effective tax rate was (77.5)% and 0.4% for the quarters ended September 30, 2013 and September 24, 2012, respectively. For the three quarters ended September 30, 2013 and September 24, 2012, the Company’s effective tax rate was 51.7% and (4.2)%, respectively. The Company’s tax rate changed during the quarter and three quarters ended September 30, 2013 primarily due to the impairment of goodwill and definite-lived intangible assets in the Asia Pacific operating segment, which resulted in minimal related tax benefit in 2012, as well as the impairment of property, plant, and equipment related to a plant closure in China, which resulted in no related tax benefit in 2013. Additionally, in the third quarter of 2013, a state law was enacted that will significantly reduce the carryforward period of certain state tax credits. As a result, a valuation allowance in the amount of approximately $3,299 has been reflected in the net deferred tax asset as of September 30, 2013. Furthermore, based on historical pre-tax earnings of one of the Company’s foreign subsidiaries, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets and therefore released a valuation allowance in the amount of $1,533 in the quarter ended September 30, 2013.

The Company’s effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to the Company, and certain non-deductible items. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions in China. Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses

The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

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

In 2011, the Company entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, which expired on April 16, 2013. Under the terms of the interest rate swap, the Company would pay a fixed rate of 2.50% and would receive floating 1-month LIBOR during the swap period. The Company had designated this interest rate swap as a cash flow hedge during the quarter and three quarters ended September 24, 2012 and the interest rate swap increased interest expense by $623 and $1,908, respectively. The Company did not designate this interest rate swap as a cash flow hedge for the quarter and three quarters ended September 30, 2013 as the borrowings attributable to this interest rate swap were paid in full in September 2012. The change in the fair value of this interest rate swap is recorded as other, net in the consolidated condensed statement of operations.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts at September 30, 2013 and December 31, 2012 was approximately $46,005 and $28,259, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$40	$—
Foreign exchange contracts	Deposits and other non-current assets	16	103
Foreign exchange contracts	Other accrued expenses	(426)	(34)
Foreign exchange contracts	Other long-term liabilities	—	(84)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	614	17
Foreign exchange contracts	Deposits and other non-current assets	211	—
Foreign exchange contracts	Other accrued expenses	(255)	(831)
Foreign exchange contracts	Other long-term liabilities	(98)	—
Interest rate swap	Other accrued expenses	—	(620)

		$102	$(1,449)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		Quarter Ended
		September 30, 2013			September 24, 2012
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$	$—	$—	$563	$(623)	$—
Interest rate swap	Other, net	—	—	—	—	—	(1,158)
Foreign currency forward	Depreciation expense	(1,240)	(111)	—	631	—	—

		$(1,240)	$(111)	$—	$1,194	$(623)	$(1,158)

		Three Quarters Ended
		September 30, 2013			September 24, 2012
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$—	$—	$—	$1,563	$(1,908)	$—
Interest rate swap	Other, net	—	—	—	—	—	(1,158)
Foreign currency forward	Depreciation expense	(1,437)	(111)	—	1,072	—	—

		$(1,437)	$(111)	$—	$2,635	$(1,908)	$(1,158)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the three quarters ended September 30, 2013 and September 24, 2012:

	Three Quarters Ended
	September 30, 2013	September 24, 2012
	(In thousands)
Beginning balance unrealized loss, net of tax	$(15)	$(3,262)
Changes in fair value, net of tax	(1,437)	2,381
Reclassification to earnings	111	842

Ending balance unrealized loss, net of tax	$(1,341)	$(39)

The Company expects that approximately $147 of the accumulated other comprehensive income will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain (loss) recognized in other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2013	September 24, 2012	September 30, 2013	September 24, 2012
	(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	$—	$(1,072)	$620	$(843)
Foreign exchange contracts	353	1,147	(312)	417

	$353	$75	$308	$(426)

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$235	$235	$390	$390
Derivative assets, current	654	654	17	17
Derivative liabilities, current	681	681	1,485	1,485
Derivative assets, non-current	227	227	103	103
Derivative liabilities, non-current	98	98	84	84
Long-term debt	370,009	365,535	400,012	400,012
Convertible senior notes	162,680	179,025	157,533	176,680

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

The fair value of the long-term debt was estimated based on discounting the debt over its life using current market rates for similar debt at September 30, 2013 and December 31, 2012, which are considered Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 inputs.

At September 30, 2013 and December 31, 2012, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(11) Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income, net of tax as of September 30, 2013:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Total
	(In thousands)
Beginning balance at December 31, 2012	$46,777	$(15)	$(13)	$46,749
Other comprehensive income before reclassifications	10,250	(1,437)	(99)	8,714
Amounts reclassified from accumulated other comprehensive income	(14,266)	111	22	(14,133)

Net year to date period other comprehensive income	(4,016)	(1,326)	(77)	(5,419)

Ending balance at September 30, 2013	$42,761	$(1,341)	$(90)	$41,330

Foreign currency translation amounts are net of tax of $3,086 for 2013 and $ 2,959 for 2012.

The following provides a summary of reclassifications out of accumulated other comprehensive income, net of tax for the quarter and three quarters ended September 30, 2013:

		Amount Reclassified from Accumulated Other Comprehensive Income
		September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	Quarter Ended	Three Quarters Ended
		(In thousands)
Gain on foreign currency translation	Gain on sale of assets	$—	$(14,266)
	Tax	—	—

	Net of tax	$—	$(14,266)

Loss on cash flow hedges	Depreciation expense	$111	$111
	Tax	—	—

	Net of tax	$111	$111

Loss on available for sale securities	Other, net	$18	$22
	Tax	—	—

	Net of tax	$18	$22

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

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

As of September 30, 2013 and December 31, 2012, the Company’s 10 largest customers in the aggregate accounted for 56% and 54%, respectively, of total accounts receivable.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter ended September 30, 2013 and September 24, 2012, one customer, Apple, accounted for approximately 23% and 14%, respectively, of the Company’s net sales. For the three quarters ended September 30, 2013 and September 24, 2012, one customer, Apple, accounted for approximately 17% and 12%, respectively, of the Company’s net sales.

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

At September 30, 2013 and December 31, 2012, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	September 30, 2013	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$73,998	$73,998	—	—
Available for sale securities	235	235	—	—
Foreign exchange derivative assets	881	—	$881	—
Foreign exchange derivative liabilities	779	—	779	—

	December 31, 2012	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$132,242	$132,242	—	—
Available for sale securities	390	390	—	—
Foreign exchange derivative assets	120	—	$120	—
Interest rate swap derivative liabilities	620	—	620	—
Foreign exchange derivative liabilities	949	—	949	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter or three quarters ended September 30, 2013 and September 24, 2012.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

As of September 30, 2013 and September 24, 2012 the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

	Fair Value Measurements Using:
	September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Impairment Charges for the Quarter and Three Quarters Ended September 30, 2013
	(In thousands)
Assets held for sale	$2,519	—	$2,519	$—	$10,782

	Fair Value Measurements Using:
	September 24, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Impairment Charges for the Quarter and Three Quarters Ended September 24, 2012
	(In thousands)
Goodwill	$12,120	—	—	$12,120	$171,400
Definite-lived intangible assets	39,493	—	—	39,493	28,935
Long-lived assets	38,100	—	$38,100	—	18,082

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at September 30, 2013 and December 31, 2012. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards. Management believes that its facilities comply in all material respects with environmental laws and regulations. The Company has in the past received certain notices of minor violations and has implemented certain required minor corrective activities. There can be no assurance that violations will not occur in the future. The Company does not expect the outcome of the environmental remediation matters, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the quarter and three quarters ended September 30, 2013 and September 24, 2012:

	Quarter Ended		Three Quarters Ended
	September 30, 2013	September 24, 2012	September 30, 2013	September 24, 2012
	(In thousands, except per share amounts)
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$(7,708)	$(208,342)	$10,581	$(188,337)

Weighted average shares outstanding	82,630	81,929	82,458	81,752
Dilutive effect of performance-based stock units, restricted stock units and stock options	—	—	567	—

Diluted shares	82,630	81,929	83,025	81,752

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$(0.09)	$(2.54)	$0.13	$(2.30)

Diluted	$(0.09)	$(2.54)	$0.13	$(2.30)

Performance-based stock units, restricted stock units and stock options to purchase 1,987 shares of common stock for the three quarters ended September 30, 2013 were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

For the quarter ended September 30, 2013, potential shares of common stock, consisting of stock options to purchase approximately 954 shares of common stock at exercise prices ranging from $5.78 to $16.82 per share, 1,551 restricted stock units, and 118 performance-based restricted stock units were not included in the computation of diluted earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.

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

Additionally, for the quarter and three quarters ended September 30, 2013, the effect of 10,963 shares of common stock related to the Company’s Convertible Notes were not included in the computation of dilutive earnings per share because the conversion price of the Convertible Notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the quarter, and therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2013	September 24, 2012	September 30, 2013	September 24, 2012
	(In thousands)
Cost of goods sold	$252	$253	$809	$829
Selling and marketing	304	115	1,001	347
General and administrative	1,275	2,089	4,934	6,269

Stock-based compensation expense recognized	1,831	2,457	6,744	7,445
Income tax benefit recognized	(459)	(569)	(1,640)	(1,839)

Total stock-based compensation expense after income taxes	$1,372	$1,888	$5,104	$5,606

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter and three quarters ended September 30, 2013, management determined that vesting of the PRU awards was probable. PRU activity for the three quarters ended September 30, 2013 was as follows:

Shares
(In thousands)
Outstanding target shares at December 31, 2012	163
Granted:
Third tranche of 2011 grant	54
Second tranche of 2012 grant	71
First tranche of 2013 grant	127
Change in units due to annual performance achievement	40
Forfeitures / cancellations	(85)

Outstanding target shares at September 30, 2013	370

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarter and three quarters ended September 30, 2013 and September 24, 2012, the following assumptions were used in determining the fair value:

	September 30, 2013[1]	September 24, 2012[2]
Weighted-average fair value	$6.79	$12.51
Risk-free interest rate	0.3%	0.3%
Dividend yield	—	—
Expected volatility	49%	55%
Expected term in months	25	23

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2011, second year of the three-year performance period applicable to PRUs granted in 2012 and first year of the three-year performance period applicable to PRUs granted in 2013.

(2)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2010, second year of the three-year performance period applicable to PRUs granted in 2011 and first year of the three-year performance period applicable to PRUs granted in 2012.

Restricted Stock Units

The Company granted 894 and 711 restricted stock units during the three quarters ended September 30, 2013 and September 24, 2012, respectively. The units granted have a weighted-average fair value per unit $8.17 and $11.90 for the three quarters ended September 30, 2013 and September 24, 2012, respectively. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. There were no restricted stock units granted during the quarters ended September 30, 2013 and September 24, 2012.

Stock Options

The Company did not grant any stock option awards during the quarter or three quarters ended September 30, 2013 and September 24, 2012.

Foreign Employee Share Awards

Prior to the Company’s acquisition from Meadville of the Asia Pacific operating segment in April 2010, there already existed a share award plan comprising of Meadville shares for the employees of the Asia Pacific operating segment. Following the acquisition, the unvested Meadville shares under the plan were converted to an equivalent amount of shares of TTM common stock plus cash. These awards vest over five tranches. Four tranches have vested as of September 30, 2013, and the remaining tranche will vest in 2014. The fair value, after adjustment for estimated forfeiture, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense. At September 30, 2013 and December 31, 2012, there were approximately 16 and 32 shares in the employee share award grants outstanding, respectively.

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of September 30, 2013:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
PRU awards	$1,541	1.7
RSU awards	9,203	1.3
Stock option awards	122	0.9
Foreign employee share awards	24	0.3

	$10,890

(17) Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company manages its worldwide operations based on two geographic operating segments: 1) Asia Pacific, which consists of five PCB fabrication plants and one drilling facility, and 2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution.

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

	Quarter Ended		Three Quarters Ended
	September 30, 2013	September 24, 2012	September 30, 2013	September 24, 2012
	(In thousands)
Net Sales:
Asia Pacific	$206,460	$215,746	$618,674	$583,065
North America	132,608	123,861	385,866	386,194

Total sales	339,068	339,607	1,004,540	969,259
Inter-segment sales	(377)	(596)	(2,436)	(2,326)

Total net sales	$338,691	$339,011	$1,002,104	$966,933

Operating Segment Income (Loss):
Asia Pacific	$(7,313)	$(206,806)	$27,454	$(182,827)
North America	8,455	8,235	19,344	32,207

Total operating segment income (loss)	1,142	(198,571)	46,798	(150,620)
Amortization of definite-lived intangibles	(2,329)	(4,104)	(6,984)	(12,122)

Total operating income (loss)	(1,187)	(202,675)	39,814	(162,742)
Total other expense	(3,156)	(10,839)	(13,723)	(22,237)

Income (loss) before income taxes	$(4,343)	$(213,514)	$26,091	$(184,979)

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarter and three quarters ended September 30, 2013 and September 24, 2012 are sales from the Asia Pacific operating segment to the North America operating segment.

During the quarter and three quarters ended September 30, 2013 and September 24, 2012, the Company recorded an impairment charge of $10,782 and $18,082, respectively, for the impairment of long-lived assets related to its Asia Pacific operating segment. The Company also recorded an impairment charge for goodwill and definite-lived intangibles of $200,335 for the quarter and three quarters ended September 24, 2012.

(18) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepeg from these related parties in the amount of $13,740 and $24,385 for the quarters ended September 30, 2013 and September 24, 2012, respectively, and $51,349 and $67,906 for the three quarters ended September 30, 2013 and September 24, 2012, respectively.

As mentioned in Note 4, the Company completed its sale of SYE during the second quarter of 2013. The Company continues to sell PCBs to SYE. Sales to SYE for the quarter and three quarters ended September 30, 2013 were approximately $14,351 and $18,361, respectively. SYE will continue to be a related party as a significant shareholder of the Company holds an equity interest in the parent company of SYE.

At September 30, 2013 and December 31, 2012, the Company’s consolidated condensed balance sheet included $28,125 and $34,520, respectively, in accounts payable due to, and $17,601 and $48, respectively, in accounts receivable due from, related parties for the purchase of laminate and prepreg, sales of PCBs to SYE, and lease arrangements, as mentioned above.

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

OVERVIEW

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We provide our customers time-to-market and advanced technology products and offer a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. We serve a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and smartphones. We also serve commercial aerospace/defense, high-end computing, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

We provide our customers a limited warranty for defective PCBs. During the second quarter of 2013, we became aware of a specific product quality issue. This quality issue was resolved in the second quarter of 2013. Between the second and third quarters of 2013, we recorded $8.0 million for this claim, ($2.0 million in the second quarter 2013 and $6.0 million in the third quarter of 2013), which negatively impacted both net sales and gross profit. Given the unique and specific nature of this claim, we do not believe this represents a trend.

Our Asia Pacific operating segment revenue experiences fluctuations, caused in part by seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand to meet fourth quarter sales of consumer electronics products.

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

On September 6, 2013, we announced our plan to close our Suzhou, China facility and lay off 774 employees at this site. As a result, we recorded $3.4 million in separation costs for the quarter ended September 30, 2013, which have been classified as restructuring charges in the consolidated condensed statement of operations. Additionally, in conjunction with the announcement to close the Suzhou, China facility, we determined that certain long-lived assets, primarily consisting of machinery and equipment, were impaired. As a result, we recorded a charge for the impairment of long-lived asset in the amount of $10.8 million.

While our customers include both OEM and EMS companies, we measure customer concentration based on OEM companies as they are the ultimate end customers. Sales to our 10 largest OEM customers accounted for 56% and 47% of our net sales in the quarters ended September 30, 2013 and September 24, 2012, respectively. Sales to our 10 largest OEM customers accounted for 52% and 46% of our net sales for the three quarters ended September 30, 2013 and September 24, 2012, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we serve for the periods indicated.

	Quarter Ended		Three Quarters Ended
End Markets(1)(3)	September 30, 2013	September 24, 2012	September 30, 2013	September 24, 2012
Aerospace/Defense	16%	16%	16%	16%
Cellular Phone(2)	21	18	18	15
Computing/Storage/Peripherals(2)	19	21	18	22
Medical/Industrial/Instrumentation/Other	9	9	8	9
Networking/Communications	30	29	34	31
Other(2)	5	7	6	7

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

We also deliver a significant percentage of compressed lead-time work with lead times of 11 to 20 days. We typically receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production. We derive revenues from the sale of PCBs and backplane assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed or determinable, title and risk of loss have transferred, and collectibility is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically has been less than 3% of gross sales. We provide our customers a limited warranty for defective PCBs and backplane assemblies. We record an estimated amount for sales returns and allowances at the time of sale based on historical results.

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

RESULTS OF OPERATIONS

There were 91 days in each of the third quarters ended September 30, 2013 and September 24, 2012, and 273 and 268 days in the three quarters ended September 30, 2013 and September 24, 2012, respectively. The following table sets forth the relationship of various items to net sales in our consolidated condensed statement of operations:

	Quarter Ended		Three Quarters Ended
	September 30, 2013	September 24, 2012	September 30, 2013	September 24, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.7	84.6	85.3	83.1

Gross profit	14.3	15.4	14.7	16.9

Operating expenses:
Selling and marketing	2.6	2.6	2.7	2.7
General and administrative	7.2	7.0	7.7	7.2
Amortization of definite-lived intangibles	0.7	1.2	0.7	1.2
Restructuring charges	1.0	—	0.3	—
Impairment of long-lived assets	3.2	5.3	1.1	1.9
Impairment of goodwill and definite-lived intangibles	—	59.1	—	20.7
Gain on sale of assets	—	—	(1.8)	—

Total operating expenses	14.7	75.2	10.7	33.7

Operating income (loss)	(0.4)	(59.8)	4.0	(16.8)
Other income (expense):
Interest expense	(1.7)	(1.9)	(1.8)	(2.0)
Loss on extinguishment of debt	—	(1.6)	—	(0.6)
Other, net	0.8	0.3	0.4	0.3

Total other expense, net	(0.9)	(3.2)	(1.4)	(2.3)

Income (loss) before income taxes	(1.3)	(63.0)	2.6	(19.1)
Income tax (provision) benefit	(1.0)	0.3	(1.3)	(0.8)

Net income (loss)	(2.3)	(62.7)	1.3	(19.9)
Less: Net loss (income) attributable to noncontrolling interest	—	1.2	(0.2)	0.4

Net income (loss) attributable to TTM Technologies, Inc. stockholders	(2.3)%	(61.5)%	1.1%	(19.5)%

We manage our worldwide operations based on two geographic operating segments: (1) Asia Pacific, which consists of five PCB fabrication plants and one drilling facility, and (2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for its customers and use similar means of product distribution.

The following table compares net sales by reportable segment for the quarters and three quarters ended September 30, 2013 and September 24, 2012:

	Quarter Ended		Three Quarters Ended
	September 30, 2013	September 24, 2012	September 30, 2013	September 24, 2012
	(In thousands)
Net Sales:
Asia Pacific	$206,460	$215,746	$618,674	$583,065
North America	132,608	123,861	385,866	386,194

Total sales	339,068	339,607	1,004,540	969,259
Inter-segment sales	(377)	(596)	(2,436)	(2,326)

Total net sales	$338,691	$339,011	$1,002,104	$966,933

Net Sales

Total net sales decreased $0.3 million, or 0.1%, from $339.0 million for the third quarter of 2012 to $338.7 million for the third quarter of 2013. Net sales for the Asia Pacific segment, excluding inter-segment sales, decreased $9.0 million, or 4.2%, from $215.1 million in the third quarter of 2012 to $206.1 million in the third quarter of 2013. This decrease was primarily due to a specific product warranty claim amounting to $6.0 million and lower demand across all our end markets except for our Cellular Phone end market which experienced growth due to new customer programs. The decrease resulted from an 18% decrease in PCB shipments from the third quarter of 2012, partially offset by an average PCB selling price increase of 18%, which was driven by increased layer count and product mix shift due to improved demand for products utilizing advanced PCBs. Net sales for the North America segment increased $8.7 million, or 7.0%, from $123.9 million in the third quarter of 2012 to $132.6 million in the third quarter of 2013. This increase was primarily due to higher demand in our Networking/Communications end market. This resulted from a 12% increase in the average PCB selling price due to greater advanced technology product mix and higher quick-turn work, partially offset by a 3% decrease in PCB sales volume.

Total net sales increased $35.2 million, or 3.6%, from $966.9 million for the first three quarters of 2012 to $1,002.1 million for the first three quarters of 2013. Net sales for the Asia Pacific segment, excluding inter-segment sales, increased $35.5 million, or 6.1%, from $580.7 million in the first three quarters of 2012 to $616.2 million in the first three quarters of 2013. This increase was primarily due to new customer programs in our Cellular Phone end market and greater demand in our Networking/Communications end market, partially offset by a specific product warranty claim amounting to $8.0 million and by lower demand in our Computing/Storage/Peripherals end market. This resulted from an average PCB selling price increase of 11%, which was driven by increased layer count and product mix shift due to improved demand for products utilizing advanced PCBs, partially offset by a 4% decrease in PCB shipments from the first three quarters of 2012. Net sales for the North America segment decreased $0.3 million, or 0.1%, from $386.2 million in the first three quarters of 2012 to $385.9 million in the first three quarters of 2013. This decrease was primarily due to lower demand in our Computing/Storage/Peripherals and Medical/Industrial/Instrumentation end markets, mostly offset by an increase in our Networking/Communications and Aerospace/Defense end markets. This resulted from a 10% decline in PCB sales volume, partially offset by a 12% increase in the average PCB selling price due to greater advanced technology product mix and higher quick-turn work.

Gross Margin

Overall gross margin decreased from 15.4% for the third quarter of 2012 to 14.3% for the third quarter of 2013. Gross margin for the Asia Pacific segment decreased from 14.6% for the third quarter of 2012 to 12.6% for the third quarter of 2013, primarily due to a specific product warranty claim amounting to $6.0 million and increased equipment related expenses, partially offset by cost efficiencies as a result of the sale of our SYE facility which generated losses in the third quarter of 2012. Gross margin for the North America segment was essentially unchanged at 16.9% for the third quarter of 2013.

Overall gross margin decreased from 16.9% for the first three quarters of 2012 to 14.7% for the first three quarters of 2013. Gross margin for the Asia Pacific segment decreased from 15.8% for the first three quarters of 2012 to 13.5% for the first three quarters of 2013 primarily due to a specific product warranty claim amounting to $8.0 million, increased equipment related expenses, and higher labor costs. Gross margin for the North America segment decreased from 18.6% for the first three quarters of 2012 to 16.6% for the first three quarters of 2013, primarily due to higher labor costs and direct material content.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.2 million, or 2.3%, from $8.7 million for the third quarter of 2012 to $8.9 million for the third quarter of 2013. As a percentage of net sales, selling and marketing expenses were 2.6% for both third quarters in 2012 and 2013. Selling and marketing expenses increased $1.2 million, or 4.5%, from $26.4 million for the first three quarters of 2012 to $27.6 million for the first three quarters of 2013. As a percentage of net sales, selling and marketing expenses were 2.7% for both of the first three quarters of 2012 and 2013. The increase in selling and marketing expenses for the quarter and first three quarters ended September 30, 2013 is primarily due to an increase in labor costs and stock-based compensation expense.

General and Administrative Expense

General and administrative expenses increased $0.6 million from $23.7 million, or 7.0% of net sales, for the third quarter of 2012 to $24.3 million, or 7.2% of net sales, for the third quarter of 2013. General and administrative expenses increased $7.7 million from $69.3 million, or 7.2% of net sales, for the first three quarters of 2012 to $77.0 million, or 7.7% of net sales, for the first three quarters of 2013. The increase in expense primarily relates to an increase in incentive compensation expense, partially offset by lower stock-based compensation expense.

Restructuring Charge

Restructuring charges recorded in the quarter and three quarters of 2013 consist of separation costs associated with the layoff of 774 employees related to the closure of the Suzhou, China facility. We expect to incur minimal additional separation or other exit costs related to this restructuring in the fourth quarter of 2013.

Impairment of Long-Lived Assets

In conjunction with the closure of the Suzhou, China facility, we recorded a charge of $10.8 million for the impairment of long-lived assets, primarily consisting of machinery and equipment.

During the third quarter of 2012, in conjunction with the evaluation of goodwill and definite-lived intangibles, we believed there were impairment triggering events and circumstances which warranted an evaluation. These circumstances included continued decreases in operating profitability due to softer revenues and shifts in product mix when compared with projected results. These factors led to weaker performance in the Asia Pacific operating segment than we expected for the third quarter of 2012 and to a weaker outlook for the remainder of 2012 and beyond. Accordingly, we recorded an impairment charge in the Asia Pacific operating segment in the amount of $18.1 million.

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

Other Income (Expense)

Other expense, net decreased $7.6 million from $10.8 million for the third quarter of 2012 to $3.2 million for the third quarter of 2013. The decrease in other expense, net was primarily due to the absence of a $5.5 million loss on the extinguishment of debt related to the refinancing of our long-term debt in the third quarter of 2012, a decrease in interest expense by $0.6 million, combined with a $1.4 million increase in foreign currency transaction and derivative gains. The decrease in interest expense is primarily the result of the absence of the interest expense recognized from an interest rate swap which expired in April 2013.

Other expense, net decreased $8.5 million from $22.2 million for first three quarters of 2012 to $13.7 million for the first three quarters of 2013. The decrease in other expense, net was primarily due to the absence of a $5.5 million loss on the extinguishment of debt related to the refinancing of our long-term debt in the third quarter of 2012, a decrease in interest expense by $1.2 million, a $2.6 million increase in foreign currency transaction and derivative gains, offset by the absence of a $0.8 million realized gain on available for sale securities during 2012. The decrease in interest expense is primarily the result of the absence of the interest expense recognized from an interest rate swap which expired in April 2013.

Income Taxes

The provision for income taxes increased $4.2 million from a tax benefit of $0.8 million for the third quarter of 2012 to $3.4 million tax provision for the third quarter of 2013. Our effective tax rate was 0.4% for the third quarter of 2012 and (77.5)% for the third quarter of 2013. The provision for income taxes increased $5.7 million from $7.8 million for the first three quarters of 2012 to $13.5 million for the first three quarters of 2013. Our effective tax rate was (4.2)% for the first three quarters of 2012 and 51.7% for the first three quarters of 2013. Our tax rate changed during the quarter and three quarters ended September 30, 2013 primarily due to the impairment of goodwill and definite-lived intangible assets in our Asia Pacific operating segment, which resulted in minimal related tax benefit in 2012, as well as the impairment of property, plant, and equipment related to a plant closure in China, which resulted in no related tax benefit in 2013. Additionally, in the third quarter of 2013, a state law was enacted that will significantly reduce the carryforward period of certain state tax credits. As a result, a valuation allowance in the amount of approximately $3.3 million has been reflected in the net deferred tax asset as of September 30, 2013. Furthermore, based on historical pre-tax earnings of one of our foreign subsidiaries, we believes it is more likely than not that we will realize the benefit of the existing deferred tax assets and therefore released a valuation allowance in the amount of $1.5 million in the quarter ended September 30, 2013.

Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. As of September 30, 2013 and December 31, 2012, we had net deferred income tax assets of approximately $8.8 million and $13.5 million, respectively. As of the end of the third quarter of 2013, based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

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

As of September 30, 2013, we had net working capital of approximately $266.9 million compared to $395.7 million as of December 31, 2012. This decrease in working capital is primarily attributable to the increase in the current portion of long-term debt and the sale of SYE working capital assets.

As of September 30, 2013, we had cash and cash equivalents of approximately $270.5 million, of which approximately $136.8 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of September 30, 2013, $135.1 million was located in Asia and $1.7 million was located in European countries. Cash and cash equivalents located in our Asia Pacific operating segment are generally expected to be used in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China, as well as in Europe, of approximately $17.7 million which are managed in conjunction with our U.S. operations, are expected to be repatriated and will be subject to U.S. income tax.

Our 2013 capital expenditure plan is expected to total approximately $117 million (of which approximately $95 million relates to our Asia Pacific operating segment). The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced HDI and substrate manufacturing, comply with increased environmental regulations, replace aging equipment, and expand our technological capabilities.

On June 17, 2013, we completed the sale of our 70.2% controlling equity interest in SYE to our noncontrolling partner, Shengyi Technology Co. Ltd. (Sytech), for 702 million Chinese RMB or $114.5 million. We recognized a gain on the sale of SYE of $17.9 million. Consideration net of cash sold was $67.2 million. In connection with the SYE transaction, we also were required to settle an intercompany balance owed to SYE in the amount of $40.7 million, which we paid during the second quarter of 2013. Additionally, we acquired Sytech’s 20.0% noncontrolling equity interest in DMC for 180 million Chinese RMB or $29.4 million. Both SYE and DMC manufacture conventional PCBs and are located in Dongguan, China.

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

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by us) plus an interest margin of 2.38%. At September 30, 2013, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.56%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current ratio, and interest coverage ratios for both the Company and our Asia Pacific operating segment. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010, as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. At September 30, 2013, we were in compliance with the covenants under the Credit Agreement.

We are required to pay a commitment fee of 0.50% per annum on any unused portion of the loan and letters of credit facility granted under the Credit Agreement. We incurred $0.1 million for the third quarter ended September 30, 2013 and $0.3 million for the first three quarters ended September 30, 2013. As of September 30, 2013, the outstanding amount of the Term Loan is $370.0 million, of which $96.2 million is due for repayment in March and September 2014 and is included as short-term debt, with the remaining $273.8 million included as long-term debt. None of the Revolver associated with the Credit Agreement was outstanding at September 30, 2013. Available borrowing capacity under the Revolving Loan was $90.0 million as of September 30, 2013.

Additionally, we are party to a revolving loan credit facility with a lender in the PRC. Under this arrangement, the lender has made available to us approximately $47.4 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2013. As of September 30, 2013, the revolver had not been drawn upon.

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

Other Letters of Credit

As of September 30, 2013, $69.8 million of the Letters of Credit Facility was outstanding under the Credit Agreement. Additionally, we maintain other unused letters of credit for an aggregate amount of $3.5 million, which expire between December 31, 2013 and February 28, 2014.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash available from borrowings under our existing credit arrangements will be adequate to meet our currently anticipated capital expenditure, debt service, working capital, and acquisition needs for the next 12 months. However, we may enter into new borrowing arrangements if needed, to fund business or refinance existing debt.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 30, 2013:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations(1)
Long-term debt obligations	$370,009	$96,204	$273,805	$—	$—
Convertible debt obligations	175,000	—	175,000	—	—
Interest on debt obligations	30,364	14,503	15,861	—	—
Foreign currency forward contract liabilities	779	681	98	—	—
Equipment payables	82,791	56,021	26,770	—	—
Purchase obligations	29,234	16,768	12,466	—	—
Operating lease commitments	7,432	2,711	2,769	1,406	546

Total contractual obligations	$695,609	$186,888	$506,769	$1,406	$546

(1)	Unrecognized uncertain tax benefits of $4.1 million are not included in the table above as we have not determined when the amount will be paid.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued an update that would require an unrecognized tax benefit, or a portion of an unrecognized benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit crarryforward. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. Our adoption of this updated standard is not expected to have a material impact.

In March 2013, the FASB issued an update that would require a parent Company to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary, group of assets or business within a foreign entity. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We adopted the amendment early, as permitted, on January 1, 2013, and our adoption did not have a material impact on our financial statements. See Note 4 and Note 11 to the consolidated condensed financial statements.

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

See Liquidity and Capital Resources and Credit Agreement appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of September 30, 2013, approximately 32.1% of our total debt was based on fixed rates. Based on our borrowings as of September 30, 2013, an assumed 1% change in variable rates would cause our annual interest cost to change by $3.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 pursuant to Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A majority of our revenue is generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. The industry is subject to economic cycles and recessionary periods. Due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

As of September 30, 2013, we had total indebtedness of approximately $545.0 million, which represented approximately 45% of our total capitalization. We may incur substantial additional indebtedness in the future, including additional borrowings under our revolving credit facility.

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

On September 14, 2012, we became a party to a new facility agreement (Credit Agreement). The Credit Agreement contains certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and at the Asia Pacific operating segment level. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. The ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will continue to comply with all of these financial covenants. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare amounts outstanding there under to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay the indebtedness owed under the Credit Agreement and our other indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement”.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers could harm our results of operations.

A small number of customers is responsible for a significant portion of our sales. Collectively, our ten largest OEM customers accounted for approximately 56% and 47% of our net sales for the quarters ended September 30, 2013 and September 24, 2012, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

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

In our North America operating segment rising health care costs pose a significant labor-related risk. We work with our insurance brokers and carriers to control the cost of health care for our employees. However, there can be no assurance that our efforts will succeed, especially given recent pending changes in government oversight of health care.

We serve customers and have manufacturing facilities outside the United States and are subject to the risks characteristic of international operations.

We have significant manufacturing operations in Asia and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities. For the three quarters ended September 30, 2013, we generated 57% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

As of September 30, 2013, aerospace/defense sales accounted for approximately 16% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of product directly to the U.S. government, we are a supplier to the U.S. government and its agencies as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments. The domestic and international threat of terrorist activity, emerging nuclear states and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. The U.S. government, however, is facing unprecedented budgeting constraints. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, results of operations or prospects.

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

The PCB industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal PCB and substrate competitors include Unimicron, Ibiden, Compeq, Tripod, ISU, Viasystems, Sanmina, Multek and Wus. Our principal backplane assembly competitors include Amphenol, Sanmina, Simclar, TT Electronics, and Viasystems. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

To manufacture PCBs, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, and other commodity products, which we order from our suppliers. In the case of backplane assemblies, components include connectors, sheet metal, capacitors, resistors and diodes, many of which are custom made and controlled by our customers’ approved vendors. If raw material and component prices increase, it may reduce our gross margins.

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

As of September 30, 2013, we had net deferred income tax assets of approximately $8.8 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings decline, we may have to increase our valuation allowance against our net deferred income tax assets, resulting in a higher income tax provision, which would reduce our earnings per share. Additionally, the ability to utilize deferred income tax assets is dependent upon the generation of taxable income in the specific tax jurisdictions that have deferred income tax assets.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of September 30, 2013, our consolidated balance sheet reflected $42.1 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, reduce our earnings.

Damage to our manufacturing facilities due to fire, natural disaster, or other events could harm our financial results.

We have seven manufacturing facilities, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants in the United States, and six manufacturing facilities and a drilling facility in China. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, other natural disasters, required maintenance or other events could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis. Our insurance coverage with respect to damages to our facilities or our customers’ products caused by natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms.

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

We are subject to market risk from exposure to changes in interest rates based on our financing activities. As of September 30, 2013, $370.0 million, or 68%, of our outstanding indebtedness bore interest at a floating rate of LIBOR plus an applicable interest margin. Lines of credit we maintain at banks in mainland China used for working capital and capital investment for our mainland China facilities have interest rates tied to either LIBOR or People’s Bank of China rates with a margin adjustment. There can be no assurances that interest rates will not significantly change. Should LIBOR increase substantially in the future for any reason, our interest payments on our variable interest rate debt would also increase, lowering our net income. See “Quantitative and Qualitative Disclosures About Market Risk.”

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2013 we have made and expect to make significant capital expenditures to expand our HDI and other advanced manufacturing capabilities. We may not be able to raise additional funds in order to respond to technological changes as quickly as our competitors.

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

A facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the National Industrial Security Program Operating Manual, or NISPOM, and any other applicable U.S. government industrial security regulations. Further, due to the fact that a significant portion of our voting equity is owned by a non-U.S. entity, we are required to be governed by and operate in accordance with the terms and requirements of the Special Security Agreement, or the SSA, described in “Business — National Security Matters” in our Annual Report on Form 10-K for the year ended December 31, 2012. The terms of the SSA have been previously disclosed in our SEC filings.

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

Sales to EMS companies represented approximately 38% and 40% of our net sales for the quarters ended September 30, 2013 and September 24, 2012, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

The former owners of our PCB Subsidiaries own a substantial percentage of our common stock.

We issued a large amount of stock to the principal owners of Meadville in connection with our acquisition of our PCB Subsidiaries. As of September 30, 2013, approximately 33% of our common stock was beneficially owned by Su Sih (BVI) Limited, a company organized under the laws of the British Virgin Islands (referred to as Su Sih). Su Sih is a holding company wholly owned by Mr. Tang Hsiang Chien, a citizen of Hong Kong Special Administrative Region of the People’s Republic of China and the father of our director Mr. Tang Chung Yen, Tom. Su Sih and certain affiliates of Mr. Tang Hsiang Chien, if any, who are our shareholders and party to the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012 (collectively, the Principal Shareholders), are entitled to jointly nominate one individual to our board of directors and a majority of the members of the board of directors of the PCB Subsidiaries. If our Principal Shareholders — or any significant shareholder — were to sell a large number of shares of our common stock, the market price of our common stock could significantly decline. In addition, our relationship with our principal lenders might be negatively impacted.

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

Our 10 largest OEM customers accounted for approximately 56% and 47% of our net sales for the quarters ended September 30, 2013 and September 24, 2012, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. Our foreign receivables were approximately 17% and 30% of our net accounts receivable as of September 30, 2013 and December 31, 2012, respectively, and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of September 30, 2013, we had an aggregate of approximately $244.7 million in current assets denominated in Chinese RMB and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. Dollar and the RMB and the U.S. Dollar and the HKD cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the RMB or in the HKD, the appreciation of the RMB and the HKD against the U.S. Dollar will have an adverse impact on our financial condition and results of operations (including the cost of servicing, and the value in our balance sheet of, the RMB and HKD-denominated indebtedness). Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

TTM Technologies, Inc.

/s/ Kenton K. Alder
Dated: November 4, 2013	Kenton K. Alder
Chief Executive Officer

/s/ Todd B. Schull
Dated: November 4, 2013	Todd B. Schull
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents