Form 10-K
period 2013-12-30
TTM TECHNOLOGIES INC
filed 2014-02-21
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on July 1, 2013, the last business day of the most recently completed second fiscal quarter), was $472,281,077. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 13, 2014, there were outstanding 82,669,108 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Statement Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this annual report or future quarterly reports to stockholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in “Item 1A — Risk Factors”.

Unless otherwise indicated or unless the context requires otherwise, all references in this document to “TTM,” “our company,” “we,” “us,” “our,” and similar names refer to TTM Technologies, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

General

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We are the largest PCB manufacturer in North America and one of the largest PCB manufacturer in the world. In 2013 we generated approximately $1.4 billion in net sales and ended the year with 16,290 employees worldwide. We operate a total of 13 specialized facilities in the United States and China. We focus on providing time-to-market and advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final volume production. This one-stop solution allows us to align technology development with the diversified needs of our customers, many of whom are based in high growth markets, and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of over 1,000 customers in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and smartphones. We also serve aerospace and defense, high-end computing, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

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

Industry Overview

PCBs are manufactured in panels from sheets of laminated material. Each panel is typically subdivided into multiple PCBs, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it. PCBs serve as the foundation for virtually all electronic products, ranging from consumer electronics products (such as cellular phones, smartphones, touch screen tablets and personal computers) to high-end commercial electronic equipment (such as medical equipment, data communications routers, switches and servers) and aerospace and defense electronic systems.

High-end commercial equipment and aerospace and defense products require customized, multilayer PCBs using advanced technologies. Most high-end commercial and aerospace and defense end markets have low volume requirements that demand a highly flexible manufacturing environment. Traditionally, consumer electronics products utilized commodity-type PCBs with lower layer counts, less complexity and larger production runs. However, recent advances in consumer electronics products are driving a transition to higher layer count, more complex PCBs.

According to estimates by Prismark Partners LLC, the worldwide market for PCBs was approximately $55.5 billion in 2013, with the Americas producing 6% (approximately $3.4 billion), China producing 41% (approximately $22.8 billion) and the rest of the world producing 53% (approximately $29.3 billion). According to Prismark Partners, worldwide PCB revenue is expected to increase at a rate of 2% to 4% in 2014.

Demand for increasing functionality in electronic products has increased the complexity of PCBs, and this trend is expected to continue. Consumers desire more capacity in their devices — in other words, the demand for the same or smaller size devices with more features is on the rise. Products designed to offer faster data transmission, thinner and more lightweight features, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using HDI (High Density Interconnect) technology, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. According to a March and December 2013 report by IDC, a well-known market research firm, the market for smartphones and tablet PCs will grow to 1.5 billion units and 386.3 million units, respectively, in 2017. This translates to a four year compounded annual growth rate (CAGR) of 16.0% and 14.9% in smartphones and tablet PCs, respectively, from 2013 to 2017.

Following a similar upward trend, the flexible circuits market, which includes flex and rigid-flex circuit boards and assemblies representing approximately 21% of the global PCB market, is expected to grow at a CAGR of 7% from 2012 to 2017 according to a 2013 report by Prismark Partners LLC. This growth is driven by increasing demand for small and lightweight end products such as smartphones and tablet PCs. The Chinese flexible circuits market alone is expected to grow at a CAGR of 11% over the same period of time due to China’s increasing production of mobile devices which are incorporating flexible circuits as the predominant circuit board type. The volume manufacture of rigid-flex PCBs with assembly of specific components represents an advanced technology product that we believe limits the number of viable competitors and allows for differentiation from other PCB makers.

The broad PCB manufacturing market is highly fragmented with relatively few large scale companies. According to a report by N.T. Information LTD, a PCB industry research firm, there were approximately 2,600 to 2,800 PCB manufacturers worldwide in 2012, with the top 20 companies representing approximately 45% of the global market. As a result of global economic trends, the number of PCB producers operating in China has increased significantly since 2000. This corresponds with a significant decline in the number of North American and European PCB producers during the same time period.

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

Increasing complexity of electronic products.    OEMs continue to design higher performance electronic products which take advantage of advances in semiconductor technology. This in turn requires technologically complex PCBs that can accommodate higher speeds and component densities, including HDI, flexible and substrate PCBs. These complex PCBs can require very high layer counts, miniaturized circuit connections, advanced manufacturing processes and materials, and high-mix production capabilities, which involve processing small lots in a flexible manufacturing environment. OEMs increasingly rely upon larger PCB manufacturers, which possess the financial resources necessary to invest in advanced manufacturing process technologies and sophisticated engineering staff, often to the exclusion of smaller PCB manufacturers that do not possess such technologies or resources.

Increasing concentration of global PCB production in Asia.    In recent years, many electronics manufacturers have moved their commercial production to Asia to take advantage of its exceptionally large, relatively low-cost labor pool. In particular, the trend has favored China, which had the largest PCB market in terms of both revenue and number of suppliers in 2012 according to Prismark Partners and N.T. Information LTD. The overall technical capability of suppliers in China has improved dramatically in recent years, and China has emerged as a global production center for cellular phones, smartphones, tablet PCs, computers and computer peripherals, and high-end consumer electronics. According to N.T. Information LTD, approximately 58% of the world’s PCB production was forecasted to come from China, Hong Kong and Taiwan in 2013. The continued outsourcing of production to China should result in additional commercial market share potential for PCB manufacturers with a strong presence and reputation in China.

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

Increased requirements for aerospace and defense products.    The aerospace and defense market is characterized by increasingly time-consuming and complex certification processes, long product life cycles, and a demand for leading-edge technology with extremely high reliability and durability. While the US Department of Defense (DoD) budget faces increasing scrutiny as part of overall US budget deficit reduction efforts, we anticipate that a continued DoD commitment to new product development and upgrades — incorporating leading-edge PCB technology in products for intelligence, surveillance and reconnaissance, communications and weapon systems — combined with Foreign Military Sales (FMS) programs and a recovering global commercial aerospace industry will support a significant long-term market for these products.

Our Strategy

Our goal is to be the leading global provider of time-critical, one-stop manufacturing services for highly complex PCBs. In our Asia Pacific operating segment, we intend to primarily target the smartphone, touch screen tablet and networking infrastructure markets; increase our high technology conventional, HDI, flex and rigid-flex capabilities and capacities; and enhance our current niche position in substrates. In our North America operating segment, we intend to continue to capitalize on our advanced technology, high mix/low volume and quick turnaround (QTA) service capabilities; enhance our commercial PCB capacity; expand our strategic account management model to strengthen our customer relationships; and expand our market leadership positions in the aerospace and defense markets. More generally, our strategy includes:

Emphasize advanced technological capabilities and manufacturing processes.    As the demand for more high-end PCB increases across all markets, production of sophisticated PCB becomes more complex. We address this growing market by delivering time critical and highly complex manufacturing services. We manufacture PCB with layer counts in excess of 30 layers and believe that our HDI, flex and rigid-flex, substrate and other high technology capabilities provide an attractive market niche for our company. Our Asia Pacific operating segment has been one of the leading HDI PCB manufacturers and a niche IC substrate supplier and, accordingly, we believe that we have an early-mover advantage over many of our competitors. With rising requirements for faster data transmission, shrinking features (lightweight and thin) and lower power consumption, more PCB designs have migrated to more complex HDI PCB from conventional multi-layer PCB. This is especially true of portable devices such as smartphones and tablet PCs. As a leading manufacturer, we continually evaluate and invest in advanced production equipment, new manufacturing processes, and engineering and process technology capabilities in order to further reduce our delivery times, improve quality, increase yields and decrease costs.

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

Pursue new customers in higher growth end markets.    We continue to pursue new customers with high growth characteristics and target additional high growth products and end markets that are characterized by rapid product introduction cycles and demand for time-critical services. Over the last several years, China has emerged as a global production center for these products. This trend has driven the growth of the PCB market, particularly in China. Our strategic focus on these fast-growing markets, together with our reputation and network of China facilities, has enabled us to generate strong sales growth. Our ability to serve these markets is enhanced by our technological capabilities, as these markets require PCB products with higher layer counts, feature miniaturization, and higher circuit density. In addition, we intend to pursue high-end commercial and defense customers that demand flexible and advanced manufacturing processes, expertise with high-performance specialty materials assembly and testing capabilities, and expertise in other high-mix and complex technologies.

Capitalize on our significant presence in China.    We believe that our Asia Pacific operating segment provides a key strategic and competitive advantage. Many key suppliers, direct OEM customers, and EMS customers are located in China. China’s increasing dominance in electronics supply chain management is particularly evident in desktop computers, notebook computers, servers, cellular phones, smartphones, touch screen tablets, and communication equipment products. Proximity to these China-based suppliers and customers enables us to react swiftly to customer demand for comprehensive PCB products and services. We are also able to coordinate more effectively with our suppliers, and enjoy a cost advantage in terms of transportation costs over PCB manufacturers located outside of China. Furthermore, due to relatively low labor costs in China, we are able to maintain comparatively lower operating costs than we can realize in North America which allows us to be competitive in the advanced technology products we are targeting.

Maintain our customer-driven culture.    Our customer-oriented culture emphasizes extraordinary service, competitive differentiation and superior execution. Our customer-oriented strategies include engaging in co-development of new products, capturing new technology products for next generation equipment, and continuing to invest in and enhance our broad offering of PCB technologies. Our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers. Other key elements of our customer focus include managing customer schedules and vendor inventory.

Market our facility specialization and one-stop manufacturing solution.    We utilize a facility specialization strategy in which each order is directed to the facility best suited to the customer’s product type, delivery time, complexity and volume needs. Our plants use compatible technologies and manufacturing processes, allowing us to meet the rapidly evolving needs of our customers. This strategy provides customers with enhanced support levels and consistency in service and quality throughout the product life cycle. Our global one-stop manufacturing solution includes engineering support, prototype, low volume/high-mix products, medium volume/ramp and high-volume production. See “Item 2 — Properties” for a further description of our global specialized and integrated production facilities.

Provide extensive support for aerospace and defense customers.    Success in the aerospace and defense market is generally achieved only after manufacturers demonstrate the long-term ability to pass extensive OEM and government certification processes, numerous product inspections, audits for quality and performance, and extensive administrative requirements associated with participation in government and high reliability commercial aerospace programs. United States export controls represent a barrier to entry for international competition as they restrict the overseas export and/or overseas manufacture of defense-related materials, services, and sensitive technologies that are associated with United States government programs. In addition, the complexity of the end products serves as a barrier to entry to many potential new suppliers. TTM’s strong historical relations with leading North American commercial aerospace contractors, coupled with the TTM global manufacturing footprint, position us with an early advantage to support the emerging commercial aerospace industry in China.

Products and Services

We offer a wide range of PCB products, including HDI PCBs, conventional PCBs, flexible PCBs, rigid-flex PCBs, backplane assemblies, and IC substrates. We also offer certain value-added services to support our customers’ needs. These include design for manufacturability (DFM) support during new product introduction stages; PCB layout design; simulation and testing services; QTA production; and drilling and routing services. By providing these value-added services to customers, we are able to provide our customers with a “one-stop” manufacturing solution, which enhances our relationships with our customers.

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

Backplane assemblies

A backplane is an interconnecting device that has circuitry and connectors into which PCBs or other additional electronic devices can be plugged. In a computer, these may be referred to as a “motherboard”. The manufacture of backplane assemblies involves mounting various electronic components to large PCBs. Components include, but are not limited to, connectors, capacitors, resistors, diodes, integrated circuits, hardware and a variety of other parts. We can assemble backplanes and sub-systems and provide full system integration of backplane assemblies, cabling, power, thermal, and other complex electromechanical parts into chassis and other enclosures. In addition to assembly services, we provide inspection and testing services such as automated optical inspection (AOI) and X-ray inspection to ensure that all components have been properly placed and electrical circuits are complete. Our focus is to provide backplane and sub-system assembly products primarily as an extension of our commercial and aerospace and defense PCB offerings.

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

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce PCBs with the following characteristics:

•

High layer count.    Manufacturing PCBs with a large number of layers is difficult to accomplish due to the accumulation of manufacturing tolerances and registration systems required. In our North America operating segment, we regularly manufacture PCBs with more than 30 layers on a quick-turn and volume basis. Approximately 66% of our 2013 North America PCB revenue involved the manufacture of PCBs with at least 12 layers or more, compared to 63% in 2012. Printed circuit boards with at least 20 layers or more represented 36% and 32% of North America PCB revenue in 2013 and 2012, respectively. Approximately 24% and 23% of our 2013 and 2012 Asia Pacific net sales involved the manufacture of PCBs with at least 12 layers or more.

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

•

Microvias.    HDI technology utilizes microvias, which are small vias with diameters generally less than 0.005 inches after plating. Advanced HDI products may also require the micro vias to be fully filled using a specialized plating process so that additional micro via structures can be stacked on top to form more complex interconnections. These microvias consume much less space on the layers they interconnect, thereby providing for greater wiring densities and flexibility, also providing closer spacing of components and their attachment pads. The fabrication of PCBs with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area. Total HDI PCBs represented approximately 41% of our Asia Pacific net sales in 2013, slightly down from 42% in 2012.

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

•

High aspect ratios.    The aspect ratio is the ratio between the thickness of the PCB and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a PCB. In production, we are able to provide aspect ratios of up to 20:1.

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

•

Thermal management.    Increased component density on circuit boards often requires improved thermal dissipation to reduce operating temperatures. We have the ability to produce printed circuits with heavy copper cores. In addition, we produce printed circuit boards with electrically passive heat sinks laminated externally on a circuit board or between two circuit boards, as well as printed circuit board with electrically active thermal cores.

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the networking/communications, cellular phones, computing, aerospace and defense, and medical/industrial/instrumentation end markets of the electronics industry. Included in the end markets that our OEM and EMS customers serve is the U.S. government. As a result, we are a supplier, primarily as a subcontractor, to the U.S. government.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2013	2012	2011
Aerospace and Defense	15%	15%	16%
Cellular Phone(2)	20	16	15
Computing/Storage/Peripherals(2)	20	23	22
Medical/Industrial/Instrumentation	8	9	8
Networking/Communications	32	31	33
Other(2)	5	6	6

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Smartphones are included in the Cellular Phone end market, tablet PCs are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.

Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for 41%, 33%, and 33%, of our net sales in 2013, 2012 and 2011, respectively. Our five largest OEM customers in 2013 were, in alphabetical order, Apple, Cisco Systems, Ericsson, Huawei, and Juniper Networks. For the year ended December 30, 2013, Apple accounted for 20% of our net sales. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 38%, 40%, and 42% of our net sales in 2013, 2012 and 2011, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers. This positions us to participate in business that is awarded at the discretion of the EMS provider. Our five largest EMS customers in 2013 were, in alphabetical order, Celestica, Flextronics, Foxconn, Jabil and Plexus.

During 2013, 2012 and 2011, our net sales by country invoiced were as follows:

Country	2013	2012	2011
United States	42%	36%	37%
China	29	32	39
Other	29	32	24

Total	100%	100%	100%

Net sales to other countries, individually, for the years ended 2013, 2012 and 2011, did not exceed 10% of total net sales.

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

Our staff of engineers, sales support personnel, and managers assists our sales representatives in advising customers with respect to manufacturing feasibility, design review, and technological capabilities through direct communication and visits. We combine our sales efforts with customer service at each facility to better serve our customers. Each large customer is typically assigned an account manager to coordinate all of the company’s services across all of our facilities. Additionally, the largest and most strategic customers are also supported by selected program management and engineering resources. Our sales force is comprised of direct sales personnel, complemented by commission-based independent representatives.

Our domestic U.S. footprint comprises most of our North America operating segment and its seven PCB fabrication plants in California, Connecticut, Utah and Wisconsin, which include a facility that provides follow-on value-added assembly services primarily to our Connecticut PCB fabrication plant; and primary customer inventory hubs in Connecticut, New York, Texas and Wisconsin.

Our international footprint includes our Asia Pacific operating segment and their five PCB fabrication plants in Hong Kong, Dongguan, Guangzhou and Shanghai, China; a backplane and sub-system assembly operation in Shanghai, China that is part of our North America operating segment; and customer inventory hubs in France, Poland, Hong Kong, China, Mexico, Malaysia and Thailand. Our international sales force services customers throughout North America, Europe, Asia, and the Middle East. We believe our international reach enables us to access new customers and allows us to better serve existing customers.

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

Competition

Despite industry consolidation, the PCB industry remains fragmented and characterized by intense competition. Our principal PCB and substrate competitors include Unimicron, Ibiden, Compeq, Tripod, Isupetasys, Viasystems, Sanmina, Multek, Wus and Zhen Ding. Our principal backplane assembly competitors include Amphenol, Sanmina, Simclar, TT Electronics, and Viasystems.

We believe we compete favorably based on the following competitive factors:

•	status as a top global PCB manufacturer;

•	capability and flexibility to produce technologically complex products;

•	ability to offer a one-stop manufacturing solution;

•	specialized and integrated manufacturing facilities;

•	ability to offer time-to-market capabilities;

•	leading edge aerospace and defense capabilities;

•	flexibility to manufacture low volume, high-mix products;

•	consistent high-quality product; and

•	outstanding customer service.

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

Seasonality

Our Asia Pacific operating segment experiences revenue fluctuations, caused in part by seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets that we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand in the fourth quarter for consumer electronics products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales.

Backlog

Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. We obtain firm purchase orders from our customers for all products. However, for many of these purchase orders, customers do not make firm orders for delivery of products more than 30 to 60 days in advance. Some of the markets which we serve are characterized by increasingly short product life cycles. For other markets, longer product life cycles are more common as orders are for deliveries greater than 60 days in advance. At December 30, 2013, total backlog was $175.0 million, compared with $175.1 million at the end of 2012. Substantially all backlog at December 30, 2013 is expected to be converted to sales in 2014.

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

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the U.S. government, including the U.S. Department of Defense, or the DoD, which requires that we maintain facility security clearances under the National Industrial Security Program Operating Manual, or NISPOM. The NISPOM requires that a corporation maintaining a facility security clearance take steps to mitigate foreign ownership, control or influence, referred to as “FOCI.” Pursuant to these laws and regulations, effective October 2010, we entered into a Special Security Agreement with the DoD; Su Sih (BVI) Limited, or Su Sih (a significant foreign owner of our capital stock); and Mr. Tang Hsiang Chien (as the beneficial owner of Su Sih). The purpose of the Special Security Agreement is to deny Mr. Tang, Su Sih, and other persons affiliated with our Asia Pacific operating segment, from unauthorized access to classified and controlled unclassified information and influence over our business or management in a manner that could result in the compromise of classified information or could adversely affect the performance of classified contracts.

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

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as compliance with air quality standards. We believe that our facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities are taking various steps to tighten the rules and regulations governing environmental issues. An update to Chinese environmental law was issued in late 2012, but allows for an interim period in which foreign entities may adjust to the new regulatory regime and come into full compliance with the new laws. Our plants in China are not yet in full compliance with the current environmental regulations as updated in late 2012. We do not anticipate any immediate risk of government fines or temporary closure of Chinese plants. We have established and enacted an investment plan to address the regulatory changes in order to come into full compliance during the interim period. We do not expect these law changes to have a material adverse effect on our financial position, results of operations, or cash flows. There can be no assurance that violations will not occur in the future.

Employees

As of December 30, 2013, we had 16,290 employees. Of our employees, 14,963 were involved in manufacturing and engineering, 226 worked in sales and marketing, and 1,101 worked in accounting, systems and other support capacities. None of our U.S. employees are represented by unions. In China, approximately 11,750 employees are represented by a labor union. We have not experienced any labor problems resulting in a work stoppage, except for a work stoppage associated with the announcement of the closure of our Suzhou, China facility, and believe that we have good relations with our employees.

Availability of Reports Filed with the Securities and Exchange Commission

We are a Delaware corporation founded in 1998, with our principal executive offices located at 1665 Scenic Avenue, Suite 250, Costa Mesa, CA 92626. Our telephone number is (714) 327-3000. Our website address is www.ttmtech.com. Information included on our website is not incorporated into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website at www.ttmtech.com/investors/investor_sec.aspx, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). Copies are also available without charge by (i) telephonic request by calling our Investor Relations Department at (714) 327-3000, (ii) e-mail request to investor@ttmtech.com, or (iii) a written request to TTM Technologies, Inc., Attention: Investor Relations, 1665 Scenic Avenue, Suite 250, Costa Mesa, CA 92626.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock. The risk factors described below are not the only ones we face. Risks and uncertainties not known to us currently, or that may appear immaterial, also may have a material adverse effect on our business, financial condition, and results of operations.

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

A small number of customers are responsible for a significant portion of our sales. Collectively, our five largest OEM customers accounted for approximately 41%, 33% and 33% of our net sales for the years ended December 30, 2013, December 31, 2012 and December 31, 2011, respectively, and one customer represented

20% of our sales in 2013. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

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

The Chinese member firm of the PwC network, of which our independent registered public accounting firm is also a member, may be temporarily suspended from practicing before the SEC. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which could cause a default under our Credit Agreement or our Convertible Senior Notes and may result in acceleration of significant amounts of indebtedness.

In the year ended December 30, 2013, approximately 29% of our total net sales were to customers in the People’s Republic of China, and we have significant operations in the People’s Republic of China. Certain of our independent registered public accounting firm’s audit documentation related to their audit report included in this Report may be located in China, and certain audit procedures may take place within China’s borders. The Public Company Accounting Oversight Board, the “PCAOB,” is currently unable to conduct inspections in China or review audit documentation located within China without the approval of Chinese authorities. Like many U.S. companies with significant operations in China, our independent registered public accounting firm may rely on a Chinese member firm for assistance in completing the audit work associated with our subsidiaries and operations in China.

On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the Chinese member firms of the “Big Four” accounting firms, among others, from practicing before the SEC for six months as a result of their failure to provide certain documents to the SEC because to do so would violate Chinese law. The decision is not yet effective and will only become effective when and if the SEC endorses it. If the decision goes into effect, the work of our auditors with respect to our Chinese operations could be delayed.

A delay in completion of the audit process could delay the timely filing of our quarterly or annual reports with the SEC. A significant delay in completion of our regular audits could delay provision of financial statements required under our Credit Agreement. Failure to comply with the deadlines for providing such financial statements could result in a default under our Credit Agreement, which would trigger a cross-default under the terms of our Convertible Senior Notes, rendering all such indebtedness immediately due and payable. A delinquency in our filings with the SEC may also result in Nasdaq initiating delisting procedures. Delisting of our stock would also trigger a default under our Credit Agreement and may require us to repurchase our Convertible Senior Notes. The occurrence of any of these events could have a material adverse effect on our results of operation and financial condition.

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

A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, unexpected revenue shortfalls may decrease our gross margins. In addition, we have experienced sales fluctuations due to seasonal patterns in the capital budgeting and purchasing cycles, as well as inventory management practices of our customers and the end markets we serve. In particular, the seasonality of the computer and cellular phone industries and quick-turn ordering patterns affect the overall PCB industry. These seasonal trends have caused fluctuations in our operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock likely would decline.

Covenants in our credit agreement may adversely affect our company.

On September 14, 2012, we became a party to a new facility agreement (the Credit Agreement). The Credit Agreement contains certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and the Asia Pacific operating segment level. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. The ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will continue to comply with all of these financial covenants. A breach of any of these covenants could result in a default under the Credit

Agreement. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare amounts outstanding there under to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay the indebtedness owed under the Credit Agreement and our other indebtedness. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement”.

Our results can be adversely affected by rising labor costs.

There is uncertainty with respect to rising labor costs, in particular within China, where we have most of our manufacturing facilities. In recent periods there have been regular and significant increases in the minimum wage payable in various provinces of China. In addition, we have experienced very high employee turnover in our manufacturing facilities in China, and we are experiencing ongoing difficulty in recruiting employees for these facilities. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could adversely impact our operating results. In addition, the high turnover rate and our difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China could result in production disruptions or delays or the inability to ramp production to meet increased customer orders, resulting in order cancellation or imposition of customer penalties if we are unable to timely deliver products.

To respond to competitive pressures and customer requirements, we may further expand internationally in lower cost locations. If we pursue such expansions, we may be required to make additional capital expenditures. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek new locations with lower-costs and the employee and infrastructure base to support PCB manufacturing. We cannot assure investors that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to our operating results.

In our North America operating segment, rising health care costs pose a significant labor-related risk. We work with our insurance brokers and carriers to control the cost of health care for our employees. However, there can be no assurance that our efforts will succeed, especially given recent and pending changes in government oversight of health care.

We serve customers and have manufacturing facilities outside the United States and are subject to the risks characteristic of international operations.

We have significant manufacturing operations in Asia and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities. For the year ended December 30, 2013, we generated 67% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

Under its current leadership, the government of China has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management attention. In addition, though changes in government policies and rules are timely published or communicated, there is no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, we may operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us.

We depend on the U.S. government for a substantial portion of our business, which involves unique risks. Changes in government defense spending or regulations could have a material adverse effect on our business.

A significant portion of our revenues is derived from products and services ultimately sold to the U.S. government by our OEM and EMS customers and is therefore affected by, among other things, the federal budget process. We are a supplier, primarily as a subcontractor, to the U.S. government and its agencies as well as foreign governments and agencies. The contracts between our direct customers and the government end user are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks, such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

For the year ended December 30, 2013, aerospace and defense sales accounted for approximately 15% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments. The domestic and international threat of terrorist activity, emerging nuclear states and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. The U.S. government, however, is facing unprecedented budgeting constraints and the U.S. defense budget is currently declining as a result of budgetary pressures and the wind down of the conflicts in Iraq and Afghanistan. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, financial condition or results of operations.

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

The PCB industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal PCB and substrate competitors include Unimicron, Ibiden, Compeq, Tripod, Isupetasys, Viasystems, Sanmina, Multek, Wus and Zhen Ding. Our principal backplane assembly competitors include Amphenol, Sanmina, Simclar, TT Electronics, and Viasystems. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

In order to maintain our existing customer base and obtain business from new customers, we must demonstrate our ability to produce our products at the level of technology, quality, responsiveness of service, timeliness of delivery, and cost that our customers require. If our products are of substandard quality, if they are not delivered on time, if we are not responsive to our customers’ demands, or if we cannot meet our customers’ technological requirements, our reputation as a reliable supplier of our products would likely be damaged. If we are unable to meet these product and service standards, we may be unable to obtain new contracts or keep our existing customers, and this could have a material adverse effect on our results of operations and financial condition.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and, in the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries and states with differing statutory tax rates, changes in the valuation of deferred income tax assets and liabilities, changes in tax laws, as well as other factors. Our tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions, which could affect our operating results and financial condition.

If our net earnings do not remain at or above recent levels, or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record a valuation allowance against our net deferred income tax assets.

As of December 30, 2013, we had net deferred income tax assets of approximately $5.4 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings decline, we may have to increase our valuation allowance against our net deferred income tax assets, resulting in a higher income tax provision, which would reduce our earnings per share. Additionally, the ability to utilize deferred income tax assets is dependent upon the generation of taxable income in the specific tax jurisdictions that have deferred income tax assets.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of December 30, 2013, our consolidated balance sheet reflected $39.8 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, reduce our earnings.

Damage to our manufacturing facilities due to fire, natural disaster, or other events could adversely affect our operating results and financial condition.

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

As of December 30, 2013, we had total indebtedness of approximately $628.9 million, which represented approximately 47% of our total capitalization. We may incur substantial additional indebtedness in the future, including additional borrowings under our revolving credit facility.

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

We are subject to market risk from exposure to changes in interest rates based on our financing activities. As of December 30, 2013, $370.0 million, or 59%, of our outstanding indebtedness bore interest at a floating rate of LIBOR plus an applicable interest margin. Lines of credit we maintain at banks in mainland China used for working capital and capital investment for our mainland China facilities have interest rates tied to either LIBOR or People’s Bank of China rates with a margin adjustment. There can be no assurances that interest rates will not significantly change. Should LIBOR increase substantially in the future for any reason, our interest payments on our variable interest rate debt would also increase, lowering our net income. For additional information, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk.”

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

A facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the National Industrial Security Program Operating Manual, or NISPOM, and any other applicable U.S. government industrial security regulations. Further, due to the fact that a significant portion of our voting equity is owned by a non-U.S. entity, we are required to be governed by and operate in accordance with the terms and requirements of the Special Security Agreement, or the SSA, described in “Item 1 — Business — National Security Matters.” The terms of the SSA have been previously disclosed in our SEC filings.

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

Sales to EMS companies represented approximately 38%, 40% and 42% of our net sales for the years ended December 30, 2013, December 31, 2012 and December 31, 2011, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

The former owners of our Asia Pacific operating segment own a substantial percentage of our common stock.

We issued a large amount of stock to the principal owners of Meadville in connection with our acquisition of our Asia Pacific operating segment. As of December 30, 2013, approximately 33% of our common stock was beneficially owned by Su Sih (BVI) Limited, a company organized under the laws of the British Virgin Islands (referred to as Su Sih). Su Sih is a holding company wholly owned by Mr. Tang Hsiang Chien, a citizen of Hong Kong Special Administrative Region of the People’s Republic of China and the father of our director Mr. Tang Chung Yen, Tom. Su Sih and certain affiliates of Mr. Tang Hsiang Chien, if any, who are Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012), are entitled to jointly nominate one individual to our board of directors and a majority of the members of the board of directors of the Asia Pacific operating segment. If our Principal Shareholders — or any significant shareholder — were to sell a large number of shares of our common stock, the market price of our common stock could significantly decline. In addition, our relationship with our principal lenders might be negatively impacted.

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

We are required to comply with all applicable domestic and foreign export control laws, including the International Traffic in Arms Regulations, or ITAR, and the Export Administration Regulations, or EAR. Some items manufactured by us are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security under the EAR. In addition, we are subject to the Foreign Corrupt Practices Act and international counterparts that bar bribes or unreasonable gifts for foreign governments and officials. Violation of any of these laws or regulations could result in significant sanctions, including large monetary penalties and suspension or debarment from participation in future government contracts, which could reduce our future revenue and net income.

Our failure to comply with the requirements of environmental laws could result in litigation, fines, revocation of permits necessary to our manufacturing processes, or debarment from our participation in federal government contracts.

Our operations are regulated under a number of federal, state, local, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Superfund Amendment and Reauthorization Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, and the Federal Motor Carrier Safety Improvement Act, as well as analogous state, local, and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous. Because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal and cupric etching solutions, metal stripping solutions, waste acid solutions, waste alkaline cleaners, waste oil, and waste waters that contain heavy metals such as copper, tin, lead, nickel, gold, silver, cyanide, and fluoride, and both filter cake and spent ion exchange resins from equipment used for on-site waste treatment.

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

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as compliance with air quality standards. We believe that our facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities are taking various steps to tighten the rules and regulations governing environmental issues. An update to Chinese environmental law was issued in late 2012, but allows for an interim period in which foreign entities may adjust to the new regulatory regime and come into full compliance with the new laws. Our plants in China are not yet in full compliance with the current environmental regulations as updated in late 2012. We do not anticipate any immediate risk of government fines or temporary closure of Chinese plants. We have established and enacted an investment plan to address the regulatory changes in order to come into full compliance during the interim period. There can be no assurance that violations will not occur in the future.

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

Although we have long-term contracts with many customers, those contracts generally do not contain volume commitments. We generally sell to customers on a purchase order basis. Our quick-turn orders are subject to particularly short lead times. Consequently, our sales are subject to short-term variability in demand by our customers. Customers submitting purchase orders may cancel, reduce, or delay their orders for a variety of reasons. The level and timing of orders placed by our customers may vary due to:

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

Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically do not include volume commitments, but do include provisions that generally serve to increase our exposure for product liability and limited sales returns, which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which can adversely impact our cash flow and results of operations.

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

Our 10 largest OEM customers accounted for approximately 54%, 47% and 46% of our net sales for the years ended December 30, 2013, December 31, 2012 and December 31, 2011, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 38%, 40% and 42% of our net sales for the years ended December 30, 2013, December 31, 2012 and December 31, 2011, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

We may need additional capital in the future to fund investments in our operations, refinance our indebtedness and to maintain and grow our business, and such capital may not be available on acceptable terms, or at all.

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. If we are unable to fund our capital requirements as currently planned, however, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund capital equipment purchases to increase production capacity, expand our technological capabilities and replace aging equipment;

•	to refinance our existing indebtedness;

•	to fund our operations beyond 2014;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

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

The manufacturing of PCBs requires significant quantities of electricity and water. Our Asia Pacific operations have historically purchased substantially all of the electrical power for their manufacturing plants in China from local power plants. Because China’s economy has recently been in a state of growth, the strain on the nation’s power plants is increasing, which has led to continuing power outages in various parts of the country. There may be times when our operations in China may be unable to obtain adequate sources of electricity to meet production requirements. Additionally, we would not likely maintain any back-up power generation facilities for our operations, so if we were to lose power at any of our facilities, we would be required to cease operations until power was restored. Any stoppage of power could adversely affect our ability to meet our customers’ orders in a timely manner, thus potentially resulting in a loss of business and increased costs of manufacturing. In addition, the sudden cessation of power supply could damage our equipment, resulting in the need for costly repairs or maintenance as well as damage to products in production, resulting in an increase in scrapped products. Similarly, the sudden cessation of the water supply to Chinese facilities could adversely affect our ability to fulfill orders in a timely manner, potentially resulting in a loss of business and under-utilization of capacity. Various regions in China have in the past experienced shortages of both electricity and water and unexpected interruptions of power supply. From time to time, the Chinese government rations electrical power, which can lead to unscheduled production interruptions in our manufacturing facilities. There can be no assurance that our required utilities would not in the future experience material interruptions in the future, which could have a material adverse effect on our results of operations and financial condition.

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

Our future success depends to a large extent on the services of our key managerial employees. We may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. In 2013, we had three planned executive transitions. However, we can make no assurances that future changes in executive management will not have a material adverse effect on our business, financial condition or results of operations. Our business also depends on our continuing ability to recruit, train, and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense, and the loss of these employees could harm our business. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of December 30, 2013, we had an aggregate of approximately $212.6 million in current assets denominated in Chinese RMB and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. Dollar and the RMB and the U.S. Dollar and the HKD cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the RMB or in the HKD, the appreciation of the RMB and the HKD against the U.S. Dollar will have an adverse impact on our financial condition and results of operations (including the cost of servicing, and the value in our balance sheet of, the RMB and HKD-denominated indebtedness). Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our principal manufacturing facilities and our drilling and tooling process facility.

U.S. Locations(1)	Leased Square Feet	Owned Square Feet	Total Square Feet
Chippewa Falls, WI	—	281,000	281,000
Logan, UT	—	124,104	124,104
San Diego, CA	37,500	—	37,500
Santa Ana, CA	11,775	82,600	94,375
Santa Clara, CA	18,304	45,685	63,989
Stafford, CT	21,251	156,000	177,251
Stafford Springs, CT	10,000	69,000	79,000

Total	98,830	758,389	857,219

Foreign Locations(2)
Hong Kong (OPCM)	86,982	—	86,982
Dongguan, China (DMC)	—	1,322,803	1,322,803
Guangzhou, China (GME)	—	968,028	968,028
Shanghai, China(1)	85,745	—	85,745
Shanghai, China (SME)	—	416,761	416,761
Shanghai, China (SMST/SP)	—	521,257	521,257
Shanghai, China (SKE)(3)	3,294	135,207	138,501
Suzhou, China (MAS)(4)	—	1,114,665	1,114,665

Total	176,021	4,478,721	4,654,742

We maintain our properties in good operating condition. We believe that our properties are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements.

(1)	Locations pertain to our North America operating segment

(2)	Foreign locations represent the following subsidiaries:

•	OPC Manufacturing Limited (OPCM)

•	Dongguan Meadville Circuits Limited (DMC)

•	Guangzhou Meadville Electronics Co., Ltd. (GME)

•	Shanghai Meadville Electronics Co., Ltd. (SME)

•	Shanghai Meadville Science & Technology Co., Ltd. (SMST/SP)

•	Shanghai Kaiser Electronics Co., Ltd. (SKE)

•	Meadville Aspocomp (Suzhou) Electronics Co., Ltd. (MAS)

(3)	Drilling and tooling process facility

(4)	Facility shutdown and manufacturing ceased during third quarter 2013

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low
2013:
First Quarter	$9.56	$7.28
Second Quarter	$8.75	$6.53
Third Quarter	$10.53	$8.68
Fourth Quarter	$10.91	$7.51
2012:
First Quarter	$13.75	$10.30
Second Quarter	$12.10	$8.55
Third Quarter	$11.01	$8.56
Fourth Quarter	$10.23	$8.30

As of February 13, 2014, there were approximately 283 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on February 13, 2014 was $8.23.

Dividend Policy

TTM Technologies, Inc. has not declared or paid any dividends since 2000, and does not anticipate paying any cash dividends in the foreseeable future. TTM Technologies, Inc. presently intends to retain any future earnings to service debt, finance future operations and the expansion of its business. In addition, the Credit Agreement contains restrictions and limitations on the declaration and payment of dividends and distributions by the Asia Pacific operating segment.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 31, 2008 to December 30, 2013, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the NASDAQ Composite Index; and

•	the Dow Jones U.S. Electrical Components & Equipment Index.

The graph assumes $100 was invested in our common stock on December 31, 2008, and an investment in NASDAQ Composite Index and the Dow Jones US Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., The NASDAQ Composite Index and

The Dow Jones US Electrical Components & Equipment Index

*	$100 invested on December 31, 2008 in stock or index, including reinvestment of dividends.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/30/13
TTM Technologies, Inc.	100.00	221.68	286.37	210.36	176.39	164.88
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Dow Jones US Electrical Components & Equipment	100.00	162.40	208.92	187.18	229.35	317.10

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data presented below are derived from our consolidated financial statements. The selected financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report.

	Year Ended
	December 30, 2013(1)	December 31, 2012	December 31, 2011	December 31, 2010(2)	December 31, 2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,368,215	$1,348,668	$1,428,639	$1,179,671	$582,476
Cost of goods sold	1,150,372	1,123,669	1,127,326	925,266	479,267

Gross profit	217,843	224,999	301,313	254,405	103,209

Operating expenses:
Selling and marketing	37,149	35,957	36,891	34,345	26,517
General and administrative	105,924	98,005	92,682	79,668	36,548
Amortization of definite-lived intangibles	9,332	14,637	17,311	13,678	3,440
Gain on sale of assets	(17,917)	—	—	—	—
Restructuring charges	3,445	—	—	389	5,490
Impairment of long-lived assets	10,782	18,082	48,125	766	12,761
Impairment of goodwill and definite-lived intangibles	—	200,335	15,184	—	—

Total operating expenses	148,715	367,016	210,193	128,846	84,756

Operating income (loss)	69,128	(142,017)	91,120	125,559	18,453
Other income (expense):
Interest expense	(24,031)	(25,784)	(26,504)	(22,255)	(11,198)
Loss on extinguishment of debt	(10,743)	(5,527)	—	—	—
Other, net	5,418	4,956	8,616	5,333	868

Total other expense, net	(29,356)	(26,355)	(17,888)	(16,922)	(10,330)
Income (loss) before income taxes	39,772	(168,372)	73,232	108,637	8,123
Income tax provision	(15,879)	(12,728)	(26,005)	(28,738)	(3,266)

Net income (loss)	23,893	(181,100)	47,227	79,899	4,857
Less: Net (income) loss attributable to the non-controlling interest	(2,016)	6,505	(5,359)	(8,368)	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$21,877	$(174,595)	$41,868	$71,531	$4,857

Earnings (loss) per common share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.27	$(2.13)	$0.52	$1.02	$0.11
Diluted	$0.26	$(2.13)	$0.51	$1.01	$0.11
Weighted average common shares:
Basic	82,506	81,800	81,176	70,220	43,080
Diluted	83,132	81,800	81,944	70,819	43,579
Other Financial Data:
Depreciation of property, plant and equipment	$92,120	$84,286	$69,698	$48,747	$19,140

(1)	Beginning in 2013, we operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2013 was 52 weeks and ended on December 30, 2013. Prior to 2013, our fiscal year always ended on December 31.

(2)	Our results for the year ended December 31, 2010 include 267 days of activity of the Asia Pacific operating segment, which we acquired on April 8, 2010.

	As of
	December 30, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$346,988	$395,732	$234,394	$258,299	$323,112
Total assets	1,673,575	1,676,962	1,749,069	1,761,952	543,058
Convertible senior notes	203,735	157,533	151,153	145,283	139,882
Long-term debt, including current maturities	370,008	400,012	338,247	380,118	—
TTM Technologies, Inc. stockholders’ equity	705,295	653,947	808,917	728,255	340,917

	Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Supplemental Data:
EBITDA(1)	$165,255	$(43,618)	$186,861	$193,434	$42,028
Net cash provided by operating activities	71,388	182,565	179,345	125,819	73,977
Net cash (used in) provided by investing activities	(35,689)	(136,444)	(140,617)	32,956	(128,497)
Net cash provided by (used in) financing activities	12,985	45,068	(55,215)	(35,368)	440

(1)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. This is a non-GAAP financial measurement used by us to enhance the understanding of our operating results. EBITDA is a key measure we use to evaluate our operations. We provide our EBITDA because we believe that investors and securities analysts will find EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of EBITDA to the financial information in our consolidated statement of operations.

	Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Net income (loss)	$23,893	$(181,100)	$47,227	$79,899	$4,857
Add back items:
Income tax provision	15,879	12,728	26,005	28,738	3,266
Interest expense	24,031	25,784	26,504	22,255	11,198
Depreciation of property, plant and equipment	92,120	84,286	69,698	48,747	19,140
Amortization of definite-lived intangibles	9,332	14,684	17,427	13,795	3,567

Total	141,362	137,482	139,634	113,535	37,171

EBITDA	$165,255	$(43,618)	$186,861	$193,434	$42,028

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition at December 30, 2013. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

OVERVIEW AND RECENT DEVELOPMENTS

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We provide our customers time-to-market and advanced technology products and offer a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. We serve a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and mobile media devices and smartphones. We also serve aerospace and defense, high-end computing, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

Beginning in 2013, we operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2013 was 52 weeks and ended on December 30, 2013. Prior to 2013, our fiscal year always ended on December 31.

We provide our customers a limited warranty for defective PCBs. During the second quarter of 2013, we became aware of a specific product quality issue. This quality issue was resolved in the second quarter of 2013. Between the second and third quarters of 2013, we recorded $8.0 million for this claim which negatively impacted both net sales and gross profit. Given the unique and specific nature of this claim, we do not believe this represents a trend.

Our Asia Pacific operating segment revenue experiences fluctuations, caused in part by seasonal patterns in the computer and cellular phone industries, which together have become a significant portion of the end markets we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand to meet fourth quarter sales of consumer electronics products.

Labor costs represent a significant portion of our total manufacturing costs. Our labor costs in the People’s Republic of China (PRC) have increased rapidly over the past number of years and, in particular, the past two years, as a result of mandated increases in the minimum wage and increased compensation offered to our labor force and due to the reduction of overtime hours that we implemented to meet standards required by some of our global customers. These increases in labor costs have reduced the gross and operating margins of our Asia Pacific operating segment. We believe annual labor rate increases together with increased pricing pressures from our principal customers and the reduction in our first quarter and second quarter operating leverage due to the seasonal nature of our business will occur each year for the foreseeable future and may further reduce gross and operating margins in our Asia Pacific operating segment.

On June 17, 2013, we completed the sale of our 70.2% controlling equity interest in SYE to our non-controlling partner, Shengyi Technology Co. Ltd. (Sytech), for 702 million Chinese RMB or $114.5 million. We recognized a gain on the sale of SYE of $17.9 million. Consideration net of cash sold was $67.2 million. Additionally, we acquired Sytech’s 20.0% non-controlling equity interest in DMC for 180 million Chinese RMB or $29.4 million. Both SYE and DMC manufacture conventional PCBs and are located in Dongguan, China.

On September 6, 2013, we announced our plan to cease production at our Suzhou, China facility and lay off 774 employees at this site. As a result, we recorded $3.4 million in separation costs for the year ended December 30, 2013, which have been classified as restructuring charges in our consolidated statement of operations. Additionally, in conjunction with the announcement to shutdown the Suzhou, China facility, we determined that certain long-lived assets, primarily consisting of machinery and equipment, were impaired. As a result, we recorded a charge for the impairment of long-lived asset in the amount of $10.8 million for the year ended December 30, 2013.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our 10 largest customers accounted for 54%, 47% and 46% of our net sales in 2013, 2012 and 2011, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

End Markets(1)(2)	2013	2012	2011
Aerospace and Defense	15%	15%	16%
Cellular Phone(3)	20	16	15
Computing/Storage/Peripherals(3)	20	23	22
Medical/Industrial/Instrumentation/Other	8	9	8
Networking/Communications	32	31	33
Other(3)	5	6	6

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Certain reclassifications of prior year end market percentages have been made to conform to the current year presentation. Beginning in the first quarter of 2013, we reclassified substrate PCBs, which were included in the Other end market, into the end markets that the substrate PCBs are sold into — predominantly Cellular Phone.
(3)	Smartphones are included in the Cellular Phone end market, tablet PCs are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.

For PCBs, we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term demand among our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to our standard lead-time products.

We also deliver product within compressed lead times of 11 to 20 days. We typically receive a premium price for this work as well. Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on percentage completed, if an order is cancelled once it has entered production. We derive revenues primarily from the sale of PCBs and backplane assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed or determinable, title and risk of loss have transferred, and collectability is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically have been less than 3% of gross sales. We provide our customers a limited right of return for defective PCBs and backplane assemblies. We record an estimate for sales returns and allowances at the time of sale based on historical results.

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

Selling and marketing expenses consist primarily of salaries and commissions paid to our internal sales force and independent sales representatives, salaries paid to our sales support staff, and stock-based compensation expense as well as costs associated with marketing materials and trade shows.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities.

A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires us to make judgments that could have a material effect on our financial condition or results of operations. These policies require us to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the estimates that are reasonably likely to occur, or could have a material effect on our financial condition or results of operations.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies include asset valuation related to bad debts and inventory; sales returns and allowances; impairment of long-lived assets, including goodwill and intangible assets; derivative instruments and hedging activities; realizability of deferred tax assets; and determining self-insurance reserves.

Allowance for Doubtful Accounts

We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and judgments as to expected collectability of accounts. Our actual bad debts may differ from our estimates.

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

Sales Returns and Allowances

We derive revenues primarily from the sale of PCBs and backplane assemblies using customer-supplied engineering and design plans. We recognize revenue when persuasive evidence of a sales arrangement exists, the sales terms are fixed or determinable, title and risk of loss have transferred, and collectability is reasonably assured — generally when products are shipped to the customer. We provide our customers a limited right of return for defective PCBs and backplane assemblies. We accrue an estimate for sales returns and allowances at the time of sale using our judgment based on historical results and anticipated returns as a result of current period sales. To the extent actual experience varies from our historical experience, revisions to these allowances may be required.

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

During the fourth quarter of each year, and when events and circumstances warrant an evaluation, we perform our annual impairment assessment of goodwill, which may require the use of a fair-value based analysis. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary. We consider factors such as the state of the economy and reduced expectations for future cash flows coupled with a decline in our market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For the year ended December 31, 2012 our assessment of goodwill impairment indicated that the carrying value of goodwill for our Asia Pacific reporting unit, in our Asia Pacific operating segment, was in excess of fair value, and therefore goodwill was impaired. Additionally, for the year ended December 31, 2011 our assessment of goodwill impairment indicated that the carrying value of goodwill for our Shanghai backplane assembly reporting unit, in our North America operating segment, was in excess of fair value, and therefore goodwill was impaired. See Note 6 to our consolidated financial statements.

We also assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows and comparison to like-kind assets, as appropriate, in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary, which involve judgments related to future cash flows and the application of the appropriate valuation model. During the years ended 2013, 2012 and 2011, we recorded impairment charges to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. See Notes 6 and 7 to our consolidated financial statements.

Assets Held for Sale — We classify assets to be sold as assets held for sale when (i) we have approved and commit to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition and is ready for sale, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets classified as held for sale are recorded at the lower of the carrying amount or fair value less the cost to sell.

Assets Held for Use — If a decision to dispose of an asset or a business is made and the held for sale criteria are not met, it is considered held for use. Assets of the business are evaluated for recoverability in the following order: (i) assets other than goodwill, property and intangibles; (ii) property and intangibles subject to amortization; and (iii) goodwill. In evaluating the recoverability of property and intangible assets subject to amortization, in a held for use business, the carrying value is first compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition. If the carrying value exceeds the undiscounted expected cash flows, then a fair value analysis is performed. An impairment charge is recognized if the carrying value exceeds the fair value.

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

Derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheet with measurement at fair value. Fair value of the derivative instruments is determined using pricing models developed based on the underlying swap interest rate, foreign currency exchange rates, and other observable market data as appropriate. The values are also adjusted to reflect nonperformance risk of the counterparty and our company, as necessary. For derivatives that are designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flow being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period.

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

Self Insurance

We are primarily self-insured in North America for group health insurance and worker’s compensation benefits provided to our U.S. employees, and we purchase insurance to protect against annual claims at the individual and aggregate level. We estimate our exposure for claims incurred but not reported at the end of each reporting period. We use our judgment using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and brokers on an annual basis to estimate our liability for these claims. This liability is subject to individual insured stop-loss coverage of $300,000 per individual for group health insurance and $250,000 for worker’s compensation benefits. Our actual claims experience may differ from our estimates.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated statement of operations:

	Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	84.1	83.3	78.9

Gross profit	15.9	16.7	21.1

Operating expenses:
Selling and marketing	2.7	2.7	2.5
General and administrative	7.7	7.3	6.5
Amortization of definite-lived intangibles	0.7	1.1	1.2
Gain on sale of assets	(1.3)	—	—
Restructuring charges	0.3	—	—
Impairment of long-lived assets	0.8	1.3	3.4
Impairment of goodwill and definite-lived intangibles	—	14.8	1.1

Total operating expenses	10.9	27.2	14.7

Operating income (loss)	5.0	(10.5)	6.4
Other income (expense):
Interest expense	(1.7)	(1.9)	(1.9)
Loss on extinguishment of debt	(0.8)	(0.4)	—
Other, net	0.4	0.3	0.6

Total other expense, net	(2.1)	(2.0)	(1.3)

Income (loss) before income taxes	2.9	(12.5)	5.1
Income tax provision	(1.2)	(0.9)	(1.8)

Net income (loss)	1.7	(13.4)	3.3
Less: Net (income) loss attributable to non-controlling interest	(0.1)	0.5	(0.4)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	1.6%	(12.9)%	2.9%

We manage our worldwide operations based on two geographic operating segments: 1) Asia Pacific, which consists of five PCB fabrication plants and one drilling facility and 2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with our U.S. operations. Each segment operates predominantly in the same industry with production facilities that produce similar customized products for their customers and use similar means of product distribution.

The following table compares net sales by reportable segment for the years ended 2013, 2012 and 2011:

	Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Net Sales:
Asia Pacific	$850,322	$842,443	$869,400
North America	520,802	509,426	565,929

Total sales	1,371,124	1,351,869	1,435,329
Inter-segment sales	(2,909)	(3,201)	(6,690)

Total net sales	$1,368,215	$1,348,668	$1,428,639

Net Sales

Total net sales increased $19.5 million, or 1.4%, from $1,348.7 million for the year ended December 31, 2012 to $1,368.2 million for the year ended December 30, 2013. Net sales for the Asia Pacific segment, excluding inter-segment sales, increased $8.2 million, or 1.0%, from $839.2 million for the year ended December 31, 2012 to $847.4 million in the year ended December 30, 2013. This increase was primarily due to new customer programs in our Cellular Phone end market and an increase in average PCB selling price of 12%, which was driven by increased layer count and a product mix shift towards products utilizing advanced technology PCBs. The increase in net sales was partially offset by a specific product warranty claim amounting to $8.0 million, lower demand in our Computing/Storage/Peripherals end market, and a 10% decrease in the volume of PCB shipments from the year ended December 31, 2012. Net sales for the North America segment increased $11.4 million, or 2.2%, from $509.4 million for the year ended December 31, 2012 to $520.8 million for the year ended December 30, 2013. This increase was primarily due to higher demand in our Networking/Communications and Aerospace and Defense end markets partially offset by a decrease in our Computing/Storage/Peripherals and Medical/Industrial/Instrumentation end markets. Average PCB selling price increased 11% due to greater advanced technology product mix and higher quick-turn work. This increase was partially offset by a 9% decline in PCB sales volume.

Total net sales decreased by $79.9 million, or 5.6%, from $1,428.6 million for the year ended December 31, 2011 to $1,348.7 million for the year ended December 31, 2012. Net sales for the Asia Pacific operating segment, excluding inter-segment sales, decreased by $23.5 million, or 2.7%, from $862.7 million for the year ended December 31, 2011 to $839.2 million for the year ended December 31, 2012, mainly due to lower demand in our Networking/Communications and Computing end markets, partially offset by increased demand in our Cellular Phone and Other end markets. This reduction in demand, which resulted in a 14% decline in PCB shipments from the year ended December 31, 2011, was primarily due to global macroeconomic weakness as well as lower infrastructure spending by telecommunications companies. The average PCB selling price increased by 13%, which was driven primarily by the product mix shift from conventional PCBs and standard HDI PCBs toward higher priced advanced HDI PCBs. Net sales for the North America operating segment decreased by $56.5 million, or 10.0%, from $565.9 million for the year ended December 31, 2011 to $509.4 million for the year ended December 31, 2012 primarily due to lower demand in our Networking/Communications and Aerospace and Defense end markets. This decrease in demand, which resulted in a 15% decline in PCB shipments from December 31, 2011, was primarily due to global macroeconomic weakness, uncertainty around potential U.S. defense spending cuts and lower telecommunications infrastructure spending. The decline was partially offset by a 7% increase in the average PCB selling price due to greater advanced technology product mix. In addition, demand for backplane assemblies, largely from Networking/Communications customers, decreased by 11% from the year ended December 31, 2011.

The inter-segment sales are sales from the Asia Pacific operating segment to the North America operating segment.

Gross Margin

Overall gross margin decreased from 16.7% for the year ended December 31, 2012 to 15.9% for the year ended December 30, 2013. Gross margin for the Asia Pacific segment decreased from 15.8% for the year ended December 31, 2012 to 15.5% for the year ended December 30, 2013 primarily due to a specific product warranty claim amounting to $8.0 million, increased equipment related expenses, and higher labor costs. Gross margin for the North America segment decreased from 18.2% for the year ended December 31, 2012 to 16.6% for the year ended December 30, 2013, primarily due to higher direct material content, labor costs and incentive compensation expense.

Overall gross margin decreased from 21.1% for the year ended December 31, 2011 to 16.7% for the year ended December 31, 2012, due primarily to higher labor costs and equipment related expenses, lower fixed cost absorption on lower production in our conventional PCB facilities, which has caused our capacity utilization to decline, and costs related to the temporary closure of our Dongguan Shengyi Electronics Ltd. (SYE) facility in Dongguan, China.

Selling and Marketing Expenses

Selling and marketing expenses increased $1.1 million, or 3.1%, from $36.0 million for the year ended December 31, 2012 to $37.1 million for the year ended December 30, 2013. The increase in selling and marketing expenses was primarily due to an increase in labor costs and stock-based compensation expense. As a percentage of net sales, selling and marketing expenses were 2.7% for both of the years ended December 31, 2012 and December 30, 2013.

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

General and Administrative Expenses

General and administrative expenses increased $7.9 million from $98.0 million, or 7.3% of net sales, for the year ended December 31, 2012 to $105.9 million, or 7.7% of net sales, for the year ended December 30, 2013. The increase in expense primarily relates to an increase in incentive compensation expense as well as increased labor costs, partially offset by lower stock-based compensation expense.

General and administrative expenses increased $5.3 million from $92.7 million, or 6.5% of net sales, for the year ended December 31, 2011 to $98.0 million, or 7.3% of net sales, for the year ended December 31, 2012. The increase in expense primarily relates to higher bad debt expense, increased stock-based compensation expense and increased labor costs partially offset by lower incentive bonus compensation expense. As a percentage of net sales, general and administrative expenses increased due to increased expense and a decline in net sales for the year ended December 31, 2012.

Restructuring Charge

Restructuring charges of $3.4 million for the year ended December 30, 2013 consists of separation costs associated with the layoff of 774 employees related to the shutdown of the Suzhou, China facility. We expect to incur minimal additional separation or other exit costs related to this restructuring in the first two quarters of 2014.

Impairment of Long-Lived Assets

In conjunction with the shutdown of the Suzhou, China facility, we recorded a charge of $10.8 million for the impairment of long-lived assets, primarily consisting of machinery and equipment for the year ended December 30, 2013.

During the year ended December 31, 2012, in conjunction with the evaluation of goodwill and definite-lived intangibles, we believed there were impairment triggering events and circumstances which warranted an evaluation. These circumstances included continued decreases in operating profitability due to softer revenues and shifts in product mix when compared with projected results. These factors led to weaker performance in the Asia Pacific operating segment than we expected for the third quarter of 2012 and to a weaker outlook for the remainder of 2012 and beyond. Accordingly, we recorded an impairment charge in the Asia Pacific operating segment in the amount of $18.1 million.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Impairment of Goodwill and Definite-lived Intangibles

During the year ended December 31, 2012, we performed an interim evaluation of goodwill and definite-lived intangibles as we believed there were impairment triggering events and circumstances that warranted an evaluation. These circumstances included continued decreases in operating profit due to softer revenues and shifts in product mix when compared with projected results. These factors led to weaker performance than we expected for the third quarter of 2012 and to a weaker outlook for the remainder of 2012 and beyond. As a result, we recorded a charge for the impairment of goodwill and definite-lived intangibles in the amount of $200.3 million for the year ended December 31, 2012, consisting of charges of $171.4 million for goodwill and $28.9 million for definite-lived intangibles.

Other Income (Expense)

Other expense, net increased $3.0 million from $26.4 million for year ended December 31, 2012 to $29.4 million for the year ended December 30, 2013. The increase in other expense, net was primarily due to a $5.2 million increase in the loss on extinguishment of debt related to repurchase of a significant portion of convertible senior notes due 2015 during the year ended December 30, 2013, combined with the absence of a $0.8 million realized gain on the sale of securities in 2012, offset by a decrease in interest expense by $1.8 million and a $1.3 million increase in foreign currency transaction and derivative gains. The decrease in interest expense is primarily the result of the absence of the interest expense recognized from an interest rate swap that expired in April 2013.

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

Income Taxes

The provision for income taxes increased $3.2 million from $12.7 million for the year ended December 31, 2012 to $15.9 million for the year ended December 30, 2013. Our effective tax rate was (7.6)% for the year ended December 31, 2012 and 39.9% for the year ended December 30, 2013. During the year ended December 30, 2013, our tax rate was impacted by several discrete items including the impairment of property, plant, and equipment related to the Suzhou, China plant shutdown, which resulted in no related tax benefit in 2013; enacted state law that changed the carryforward period of certain state tax credits resulting in the recording of a valuation allowance in the amount of approximately $2.9 million against net deferred tax assets in 2013; release of the valuation allowance of $1.5 million for a foreign subsidiary; increase in deferred tax liabilities of $3.8 million as certain events occurred that will cause a limitation on our ability to utilize foreign tax credits upon the future repatriation of foreign undistributed earnings of our backplane assembly facility in Shanghai, China; and local withholding taxes of $4.9 million from the gain on the sale of our controlling interest in our SYE operation in China.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. As of December 30, 2013 and December 31, 2012, we had net deferred income tax assets of approximately $5.4 million and $13.5 million, respectively. As of the end of 2013, based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

The provision for income taxes decreased $13.3 million from $26.0 million for the year ended December 31, 2011 to $12.7 million for the year ended December 31, 2012. The tax provision reductions were primarily due to lower pre-tax income, exclusive of impairment charges, for which a tax benefit was not recorded. Our effective tax rate was (7.6)% and 35.5% for the years ended December 31, 2012 and 2011, respectively. Our effective tax rate changed due to the impact of impairment charges in 2012 and 2011, for which a tax benefit was not recorded. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, generally lower tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of December 31, 2012 we had net deferred income tax assets of approximately $13.5 million where we believe it is more likely than not that we will utilize the deferred income tax assets in future periods. As of December 31, 2012, we also had full valuation allowances on certain foreign and U.S. deferred tax assets amounting to $41.8 million, where we have determined that it is not more likely than not that the underlying deferred tax assets will be realized.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, and term and revolving debt. Our principal uses of cash have been to refinance existing debt, finance capital expenditures, meet debt service requirements, fund working capital requirements and finance acquisitions. We anticipate that servicing debt, financing capital expenditures, funding working capital requirements, and financing acquisitions will continue to be the principal demands on our cash in the future.

As of December 30, 2013, we had net working capital of approximately $347.0 million compared to $395.7 million as of December 31, 2012. This decrease in working capital is primarily attributable to the increase in the current portion of long-term debt and the sale of SYE working capital assets.

As of December 30, 2013, we had cash and cash equivalents of approximately $330.6 million, of which approximately $100.1 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of December 30, 2013, $96.1 million was located in Asia and $4.0 million was located in Europe. Cash and cash equivalents located in our Asia Pacific operating segment are expected to be used in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China, as well as in Europe, totaled approximately $12.7 million which are managed in conjunction with our U.S. operations, are expected to be repatriated and will be subject to U.S. income tax.

Our 2014 capital expenditure plan is expected to total approximately $100.0 million (of which approximately $80.0 million relates to our Asia Pacific operating segment). The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced HDI and substrate manufacturing, comply with increased environmental regulations, replace aging equipment, and expand our technological capabilities.

On June 17, 2013, we completed the sale of our 70.2% controlling equity interest in SYE to our non-controlling partner Sytech, for 702 million Chinese RMB or $114.5 million. We recognized a gain on the sale of SYE of $17.9 million. Consideration net of cash sold was $67.2 million. In connection with the SYE transaction, we also were required to settle an intercompany balance owed to SYE in the amount of $40.7 million, which we paid during the second quarter of 2013. Additionally, we acquired Sytech’s 20.0% non-controlling equity interest in DMC for 180 million Chinese RMB or $29.4 million. Both SYE and DMC manufacture conventional PCBs and are located in Dongguan, China.

Credit Agreement

We are party to a facility agreement (Credit Agreement) consisting of a $370.0 million senior secured Term Loan, a $90.0 million senior secured Revolving Loan and a secured $80.0 million Letters of Credit Facility. The Term Loan and Letters of Credit Facility will mature on September 14, 2016, and the Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of our Asia Pacific operating segment and is senior to all of our other debt, including the convertible senior notes. We have fully and unconditionally guaranteed the full and punctual payment of all obligations of the Asia Pacific operating segment under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR plus an interest margin of 2.38%. At December 30, 2013, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.55%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current ratio, and interest coverage ratios for both us and our Asia Pacific operating segment. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. At December 30, 2013, we were in compliance with the covenants.

We are required to pay a commitment fee of 0.50% per annum on any unused portion of the loans and letters of credit facility granted under the Credit Agreement. We incurred $0.4 million for the year ended December 30, 2013 in commitment fees. As of December 30, 2013, the outstanding amount of the Term Loan was $370.0 million, of which $96.2 million is due for repayment in March and September 2014 and is included as short-term debt, with the remaining $273.8 million included as long-term debt. None of the Revolving Loan associated with the Credit Agreement was outstanding at December 30, 2013. Available borrowing capacity under the Revolving Loan was $90.0 million as of December 30, 2013.

As of December 30, 2013, $67.7 million of the Letters of Credit Facility was outstanding under the Credit Agreement. Additionally, we maintain other unused letters of credit for an aggregate amount of $35.1 million, which expire between December 31, 2014 and February 28, 2015.

We are party to a revolving loan credit facility with a lender in the PRC. Under this arrangement, the lender has made available to us approximately $47.8 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2014. As of December 30, 2013, the revolver had not been drawn upon.

Convertible Senior Notes due 2020

On December 20, 2013, we issued 1.75% convertible senior notes due December 15, 2020, in a public offering for an aggregate principal amount of $220.0 million. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. Offering expenses are being amortized to interest expense over the term of the convertible senior notes.

Conversion:    At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 103.7613 shares of our common stock per $1,000 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of December 30, 2013, none of the conversion criteria had been met.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay shares of our common stock, cash or a combination of cash and shares of our common stock at our election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1,000 principal amount of the notes. As of December 30, 2013, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be 28.5 million.

Note Repurchase:    We are not permitted to redeem the convertible senior notes at any time prior to maturity. In the event of a fundamental change or certain default events, as defined in the indenture governing the notes, holders may require us to repurchase for cash all or a portion of their convertible senior notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.

Convertible Note Hedge and Warrant Transaction:    In connection with the issuance of the convertible senior notes due 2020, we entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to our common stock. The convertible note hedge, which cost an aggregate $58.3 million and was recorded, net of tax, as a reduction of additional paid-in capital, consists of our option to purchase up to 22.8 million common stock shares at a price of $9.64 per share. The hedge expires on December 15, 2020 and can only be executed upon the conversion of the above mentioned convertible senior notes due 2020. Additionally, we sold warrants to purchase 22.8 million shares of our common stock at a price of $14.26 per share. The warrants expire ratably from March 2021 through January 2022. The proceeds from the sale of warrants of $29.7 million was recorded as an addition to additional paid-in capital. The Call Spread Transaction has no effect on the terms of the convertible senior notes due 2020 and reduces potential dilution by effectively increasing the conversion price of the convertible senior notes due 2020 to $14.26 per share of our common stock.

Sale of Additional Convertible Senior Notes:    Additionally, subsequent to December 30, 2013, we closed the sale of an additional $30.0 million aggregate principal amount of our 1.75% convertible senior notes due 2020 (Additional Notes). The Additional Notes were sold pursuant to the exercise of an over-allotment option granted by us in the underwriting agreement related to the offer and sale of $220.0 million aggregate principal amount of our 1.75% convertible senior notes due 2020. In connection with the offering of the Additional Notes, we entered into additional convertible note hedge transactions with respect to shares of our common stock. The additional purchased call options cover up to approximately 3.1 million shares of common stock, at a strike price of $9.64 and will expire upon the maturity of the notes. Additionally, we also entered into additional warrant transactions, whereby we sold warrants to acquire up to approximately 3.1 million shares of common stock at a strike price of $14.26.

Convertible Senior Notes due 2015

In May 2008, we issued $175.0 million of convertible senior notes. The convertible senior notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. Offering expenses are being amortized to interest expense over the term of the convertible senior notes.

In December 2013, we repurchased $136.1 million principal amount of notes at approximately 103.4% of their principal amount. The repurchase was accounted for as an extinguishment of debt and, accordingly, we recognized a $10.7 million loss, primarily associated with the premium paid to repurchase the convertible senior notes and the recognition of certain remaining unamortized debt discount and issuance costs.

Additionally, subsequent to December 30, 2013, we repurchased $6.5 million principal amount of notes at approximately 103.4% of their principal amount. This repurchase was also accounted for as an extinguishment of debt and, accordingly, we will recognize a loss of approximately $0.5 million, primarily associated with the premium paid to repurchase the convertible senior notes and the recognition of certain remaining unamortized debt discount and issuance costs.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash available from borrowings under our existing credit arrangements will be adequate to meet our currently anticipated capital expenditure, debt service, working capital, and acquisition needs for the next 12 months. However, we may enter into new borrowing arrangements, if needed, to fund our business operations or to refinance existing debt.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of December 30, 2013:

Contractual Obligations(1)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt obligations	$370,008	$96,204	$273,804	$—	$—
Convertible debt obligations	258,909	—	38,909	—	220,000
Interest on debt obligations	45,062	13,061	16,601	7,700	7,700
Foreign currency forward contract liabilities	2,938	1,650	1,288	—	—
Equipment payables	77,568	59,936	17,632	—	—
Purchase obligations	24,760	19,632	5,128	—	—
Operating lease commitments	7,534	2,875	3,011	1,226	422

Total contractual obligations	$786,779	$193,358	$356,373	$8,926	$228,122

(1)	Unrecognized uncertain tax benefits of $2.3 million are not included in the table above as we are not sure when the amount will be paid.

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

Seasonality

As a result of the product and customer mix of our Asia Pacific operating segment, our revenue is subject to seasonal fluctuations. These fluctuations include seasonal patterns in the computer and cellular phone industries, which together have become a significant portion of the end markets we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand to meet fourth quarter sales of consumer electronics products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued an update that would require an unrecognized tax benefit, or a portion of an unrecognized benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. Our adoption of this updated standard is not expected to have a material impact on our financial statements.

In March 2013, the FASB issued an update that would require a parent company to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary, group of assets or business within a foreign entity. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We adopted the amendment early, as permitted, on January 1, 2013. See Note 4 and Note 12 to the consolidated financial statements.

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

In 2011, we entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146.5 million, which expired on April 16, 2013. Under the terms of the interest rate swap, we would pay a fixed rate of 2.50% and would receive floating 1-month LIBOR during the swap period. We had designated this interest rate swap as a cash flow hedge and, during the years ended December 31, 2012 and December 31, 2011, the interest rate swap increased interest expense by $1.9 million and $2.2 million, respectively. For the year ended December 30, 2013, we did not designate this interest rate swap as a cash flow hedge as the borrowings attributable to this interest rate swap were paid in full during the third quarter of 2012. The change in the fair value of this interest rate swap during the year ended December 30, 2013 was recorded as other, net in the consolidated statement of operations.

As of December 30, 2013, approximately 41.2% of our long term debt was based on fixed rates. Based on our borrowings as of December 30, 2013, an assumed 1% change in variable rates would cause our annual interest cost to change by $3.7 million.

Debt Instruments

The table below presents information about certain of our debt instruments (bank borrowings) as of December 30, 2013 and December 31, 2012.

	As of December 30, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$96,200	$96,200	$177,600	$—	$—	$—	$370,000	$369,394	2.55%
US$ Fixed Rate	4	38,913	—	—	—	220,000	258,917	277,018	1.98%

Total	$96,204	$135,113	$177,600	$—	$—	$220,000	$628,917	$646,412

	As of December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$30,000	$96,200	$96,200	$177,600	$—	$—	$400,000	$400,000	2.59%
US$ Fixed Rate	4	4	175,004	—	—	—	175,012	176,692	3.25%

Total	$30,004	$96,204	$271,204	$177,600	$—	$—	$575,012	$576,692

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts as of December 30, 2013 and December 31, 2012 was approximately $47.0 million and $28.3 million, respectively. We have designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts as of December 30, 2013 and December 31, 2012:

	As of December 30, 2013		As of December 31, 2012
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands in USD)		(In thousands in USD)
Receive foreign currency/pay USD
Euro	$10,987	1.30	$17,621	1.33
Japanese Yen	36,013	0.01	10,638	0.01

	$47,000		$28,259

Estimated fair value, net liability	$(2,281)		$(829)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beginning 2013, we operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2013 was 52 weeks and ended December 30, 2013 and each quarter containing 91 days. Prior to 2013, our fiscal year always ended on December 31. For 2012, the first and fourth quarters contained 86 and 98 days, respectively and the second and third quarters contained 91 days each.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 30, 2013:(a)
Net sales	$325,392	$338,021	$338,691	$366,111
Gross profit	50,730	48,457	48,439	70,217
Income (loss) before income taxes	7,377	23,057	(4,343)	13,681
Net income (loss)	6,593	13,712	(7,708)	11,296
Net income (loss) attributable to TTM Technologies, Inc. stockholders	5,152	13,137	(7,708)	11,296
Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.06	$0.16	$(0.09)	$0.14
Diluted	$0.06	$0.16	$(0.09)	$0.14

Year Ended December 31, 2012:(b)
Net sales	$300,499	$327,423	$339,011	$381,735
Gross profit	56,478	54,691	52,316	61,514
Income (loss) before income taxes	16,975	11,560	(213,514)	16,607
Net income (loss)	12,332	7,551	(212,664)	11,681
Net income (loss) attributable to TTM Technologies, Inc. stockholders	12,595	7,410	(208,342)	13,742
Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.15	$0.09	$(2.54)	$0.17
Diluted	$0.15	$0.09	$(2.54)	$0.17

(a)	Includes a $17.9 million gain on sale of assets in the second quarter, long-lived asset impairment charge of $10.8 million and restructuring charges of $3.4 million in the third quarter, and a $10.7 million loss on extinguishment of debt in the fourth quarter.

(b)	Includes goodwill and definite-lived intangible impairment charge of $200.3 million, a long-lived asset impairment charge of $18.1 million and a $5.5 million loss on extinguishment of debt in the third quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of December 30, 2013, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Under the supervision of and with the participation of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2013 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 30, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 61 of this Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 60 of this Report.

(b)	Exhibits

Exhibit Number	Exhibits

2.1	English translation of Equity Interest Transfer Agreement in relation to Dongguan Meadville Circuits Limited, dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant(1)

2.2**	English translation of Equity Interest Transfer Agreement in relation to Dongguan Shengyi Electronics Ltd., dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant(1)

3.1	Registrant’s Certificate of Incorporation, as amended June 3, 2011(2)

3.2	Registrant’s Fourth Amended and Restated Bylaws(3)

4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company(4)

4.2	Supplemental Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer and Trust Company(4)

4.3	Form of Registrant’s common stock certificate(5)

4.4	Sell-Down Registration Rights Agreement, dated December 23, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and the Registrant(6)

4.5	Registration Rights Agreement, dated as of April 9, 2010, by and among Tang Hsiang Chien, Su Sih (BVI) Limited, and the Registrant(7)

4.6	Shareholders Agreement, dated as of April 9, 2010, by and among Meadville Holdings Limited; Su Sih (BVI) Limited; Tang Hsiang Chien; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and the Registrant(7)

4.7	First Amendment to Shareholders Agreement, dated September 14, 2012, by and among Tang Hsiang Chien; Su Sih (BVI) Limited; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and the Registrant(8)

4.8	Indenture, dated as of December 20, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC(9)

10.1	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(4)

10.2	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(4)

10.3	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(4)

10.4	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(4)

10.5	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(10)

10.6	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(10)

Exhibit Number	Exhibits

10.7	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(10)

10.8	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(10)

10.9	Restated Employment Agreement, dated as of March 19, 2010, between the Registrant and Kenton K. Alder(11)

10.10	Amendment No. 1 to Restated Employment Agreement, dated as of January 16, 2012, by and between Kenton K. Alder and the Registrant(12)

10.11‡	2006 Incentive Compensation Plan(13)

10.12‡	Form of Stock Option Agreement(13)

10.13‡	Form of Restricted Stock Unit Award Grant Notice(13)

10.14	Form of Indemnification Agreement with directors(14)

10.15	Stock Purchase Agreement, dated November 16, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, the Registrant, TTM Technologies International, Inc., and TTM Hong Kong Limited (now known as TTM Technologies (Asia Pacific) Limited).(15)

10.16‡	Form of Executive Change in Control Severance Agreement and schedule of agreements(12)

10.17‡	Form of Performance-Based Restricted Unit Grant Notice and Award Agreement and schedule of signatories(16)

10.18	Credit Agreement, dated November 16, 2009, as amended on March 30, 2010 and further amended on August 3, 2010 and July 22, 2011, respectively, by and among certain PCB Subsidiaries, the Registrant, the Lenders, and the other parties named therein(17)

10.19	Waiver and Amendment Letter with The Hongkong and Shanghai Banking Corporation Limited, dated August 3, 2010(18)

10.20	Special Security Agreement by and among Tang Hsiang Chien, Su Sih (BVI) Limited, the Registrant and the United States Department of Defense, dated October 19, 2010(19)

10.21	Amendment Letter with The HongKong and Shanghai Banking Corporation Limited, dated July 22, 2011(20)

10.22‡	Executive and Director Deferred Compensation Plan(21)

10.23	Facility Agreement, dated September 14, 2012, by and among the PCB Subsidiaries, the lenders, and the other parties named therein(8)

10.24‡	Equity Awards Amendment Agreement, dated April 24, 2013 by and between the Registrant and Kent Alder(22)

10.25‡	Letter Agreement by and between the Company and Kenton K. Alder dated December 20, 2013(23)

10.26	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(9)

10.27	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(9)

10.28	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(9)

Exhibit Number	Exhibits

10.29	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(9)

10.30	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(9)

10.31	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(9)

10.32	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(24)

10.33	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(24)

10.34	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(24)

10.35	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(24)

10.36	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(24)

10.37	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(24)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer

32.2*	Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on May 7, 2013.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 6, 2011.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 2, 2011.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 14, 2008.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 23, 2009.

(7)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on April 13, 2010.

(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2012.

(9)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 20, 2013.

(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 22, 2008.

(11)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 23, 2010.

(12)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 19, 2012.

(13)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(14)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 2, 2010.

(15)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 16, 2009.

(16)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 30, 2010.

(17)	Incorporated by reference to the Registrant’s Form 8-K/A as filed with the Commission on August 5, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 5, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 22, 2010.

(20)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on July 27, 2011.

(21)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2011.

(22)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 6, 2013.

(23)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 27, 2013.

(24)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 14, 2014.

‡	Management contract or Compensation Plan

*	Filed herewith

**	The appendices to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ Thomas T. Edman
Thomas T. Edman President and Chief Executive Officer

Date: February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas T. Edman Thomas T. Edman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2014

/s/ Todd B. Schull Todd B. Schull	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 21, 2014

/s/ Robert E. Klatell Robert E. Klatell	Chairman of the Board	February 21, 2014

/s/ Kenton K. Alder Kenton K. Alder	Director	February 21, 2014

/s/ James K. Bass James K. Bass	Director	February 21, 2014

/s/ Philip G. Franklin Philip G. Franklin	Director	February 21, 2014

/s/ Jacques S. Gansler Jacques S. Gansler	Director	February 21, 2014

/s/ Ronald W. Iverson Ronald W. Iverson	Director	February 21, 2014

/s/ John G. Mayer John G. Mayer	Director	February 21, 2014

/s/ Tom Chung Yen Tang Tom Chung Yen Tang	Director	February 21, 2014

/s/ Dov S. Zakheim Dov S. Zakheim	Director	February 21, 2014

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TTM Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of TTM Technologies, Inc. and its subsidiaries at December 30, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Irvine, California

February 21, 2014

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of
	December 30, 2013	December 31, 2012
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$330,554	$285,433
Accounts and notes receivable, net	277,070	301,509
Accounts receivable due from related parties	13,312	48
Inventories	138,145	146,012
Prepaid expenses and other current assets	45,910	32,610

Total current assets	804,991	765,612
Property, plant and equipment, net	810,672	833,678
Goodwill and definite-lived intangibles, net	39,781	49,104
Deposits and other non-current assets	18,131	28,568

	$1,673,575	$1,676,962

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$96,204	$30,004
Accounts payable	192,357	186,745
Accounts payable due to related parties	19,547	34,520
Accrued salaries, wages and benefits	50,040	43,282
Equipment payable	59,936	44,289
Other accrued expenses	39,919	31,040

Total current liabilities	458,003	369,880

Convertible senior notes, net of discount	203,735	157,533
Long-term debt	273,804	370,008
Other long-term liabilities	32,738	26,711

Total long-term liabilities	510,277	554,252

Commitments and contingencies (Note 15)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 82,655 and 81,937 shares issued and outstanding in 2013 and 2012, respectively	83	82
Additional paid-in capital	576,644	546,029
Retained earnings	64,272	45,921
Statutory surplus reserve	18,692	15,166
Accumulated other comprehensive income	45,604	46,749

Total TTM Technologies, Inc. stockholders’ equity	705,295	653,947
Non-controlling interest	—	98,883

Total equity	705,295	752,830

	$1,673,575	$1,676,962

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands, except per share amounts)
Net sales	$1,368,215	$1,348,668	$1,428,639
Cost of goods sold	1,150,372	1,123,669	1,127,326

Gross profit	217,843	224,999	301,313

Operating expenses:
Selling and marketing	37,149	35,957	36,891
General and administrative	105,924	98,005	92,682
Amortization of definite-lived intangibles	9,332	14,637	17,311
Gain on sale of assets	(17,917)	—	—
Restructuring charges	3,445	—	—
Impairment of long-lived assets	10,782	18,082	48,125
Impairment of goodwill and definite-lived intangibles	—	200,335	15,184

Total operating expenses	148,715	367,016	210,193

Operating income (loss)	69,128	(142,017)	91,120

Other income (expense):
Interest expense	(24,031)	(25,784)	(26,504)
Loss on extinguishment of debt	(10,743)	(5,527)	—
Other, net	5,418	4,956	8,616

Total other expense, net	(29,356)	(26,355)	(17,888)

Income (loss) before income taxes	39,772	(168,372)	73,232
Income tax provision	(15,879)	(12,728)	(26,005)

Net income (loss)	23,893	(181,100)	47,227
Less: Net (income) loss attributable to the non-controlling interest	(2,016)	6,505	(5,359)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$21,877	$(174,595)	$41,868

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic (loss) earnings per share	$0.27	$(2.13)	$0.52

Diluted (loss) earnings per share	$0.26	$(2.13)	$0.51

Weighted-average shares used in computing per share amounts:
Basic	82,506	81,800	81,176

Diluted	83,132	81,800	81,944

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

	Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Net income (loss)	$23,893	$(181,100)	$47,227
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net	16,172	8,140	25,131
Less: reclassification into earnings, net of tax	(14,266)	—	—

Net	1,906	8,140	25,131

Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the year, net	(1,726)	2,405	(263)
Less: reclassification into earnings, net of tax	128	842	122

Net	(1,598)	3,247	(141)

Net unrealized gains (losses) on available for sale securities:
Unrealized gain (loss) on available for sale securities during the year	(105)	(186)	1,208
Less: (gains) losses realized into earnings	53	(912)	(121)

Net	(52)	(1,098)	1,087

Other comprehensive income, net of tax	256	10,289	26,077

Comprehensive income (loss), net of tax	24,149	(170,811)	73,304

Less: comprehensive income (loss) attributable to the non-controlling interest	3,417	(5,369)	9,150

Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$20,732	$(165,442)	$64,154

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

			Additional Paid-In Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income	Total TTM Technologies, Inc Stockholders’ Equity	Non-controlling Interest	Total Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance, December 31, 2010	80,262	$80	$519,051	$193,814	$—	$15,310	$728,255	$104,603	$832,858
Net income	—	—	—	41,868	—	—	41,868	5,359	47,227
Other comprehensive income	—	—	—	—	—	22,286	22,286	3,791	26,077
Transfer to statutory surplus reserve	—	—	—	(7,021)	7,021	—	—	—	—
Exercise of stock options	524	—	6,263	—	—	—	6,263	—	6,263
Excess tax benefits from stock awards exercised or released	—	—	2,169	—		—	2,169	—	2,169
Issuance of common stock for restricted stock units	553	1	—	—	—	—	1	—	1
Stock-based compensation	—	—	8,075	—	—	—	8,075	—	8,075

Balance, December 31, 2011	81,339	81	535,558	228,661	7,021	37,596	808,917	113,753	922,670
Net loss	—	—	—	(174,595)	—	—	(174,595)	(6,505)	(181,100)
Other comprehensive income	—	—	—	—	—	9,153	9,153	1,136	10,289
Dividends paid to non-controlling interest shareholder	—	—	—	—	—	—	—	(9,501)	(9,501)
Transfer to statutory surplus reserve	—	—	—	(8,145)	8,145	—	—	—	—
Exercise of stock options	15	—	94	—	—	—	94	—	94
Excess tax benefits from stock awards exercised or released	—	—	112	—	—	—	112	—	112
Issuance of common stock for restricted stock units	583	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	10,266	—	—	—	10,266	—	10,266

Balance, December 31, 2012	81,937	82	546,029	45,921	15,166	46,749	653,947	98,883	752,830
Net income	—	—	—	21,877	—	—	21,877	2,016	23,893
Other comprehensive income	—	—	—	—	—	(1,145)	(1,145)	1,401	256
Transfer to statutory surplus reserve	—	—	—	(3,526)	3,526	—	—	—	—
Sale of controlling equity interest	—	—	—	—	—	—	—	(73,013)	(73,013)
Purchase of non-controlling equity interest	—	—	(71)	—	—	—	(71)	(29,287)	(29,358)
Issuance and repurchase of convertible senior notes	—	—	30,310	—	—	—	30,310	—	30,310
Purchase of convertible senior note hedge, net of tax benefit of $20,413	—	—	(37,909)	—	—	—	(37,909)	—	(37,909)
Issuance of warrants related to convertible senior notes	—	—	29,722	—	—	—	29,722	—	29,722
Exercise of stock options	47	—	323	—	—	—	323	—	323
Tax shortfall from stock awards exercised or released	—	—	(744)	—	—	—	(744)	—	(744)
Issuance of common stock for performance-based restricted stock units	104	—	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	567	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	8,985	—	—	—	8,985	—	8,985

Balance, December 30, 2013	82,655	$83	$576,644	$64,272	$18,692	$45,604	$705,295	$—	$705,295

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$23,893	$(181,100)	$47,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	92,120	84,286	69,698
Amortization of definite-lived intangible assets	9,332	14,684	17,427
Amortization of convertible senior notes discount, debt discount and debt issuance costs	8,466	7,893	7,584
Payment of accreted interest on convertible senior notes	(27,663)	—	—
Income tax benefit from restricted stock units released and common stock options exercised	—	(622)	(1,734)
Deferred income taxes	8,116	78	5,903
Stock-based compensation	8,985	10,266	8,075
Gain on sale of assets	(17,917)	—	—
Impairment of long-lived assets	10,782	18,082	48,125
Impairment of goodwill and definite-lived intangibles	—	200,335	15,184
Loss on extinguishment of debt	10,743	5,527	—
Realized gain on early payment of related party financing obligation	—	—	(1,659)
Other	518	924	3,417
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	(96,394)	(20,927)	(27,993)
Inventories	(9,332)	(16,581)	6,273
Prepaid expenses and other current assets	(10,347)	(5,679)	4,538
Accounts payable	35,362	65,923	(17,843)
Accrued salaries, wages and benefits and other accrued expenses	24,724	(524)	(4,877)

Net cash provided by operating activities	71,388	182,565	179,345

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(103,347)	(139,550)	(142,750)
Proceeds from sale of property, plant and equipment and other assets	511	3,106	2,133
Proceeds from the sale of assets	67,147	—	—

Net cash used in investing activities	(35,689)	(136,444)	(140,617)

Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	220,000	—	—
Repurchase of convertible senior notes	(113,055)	—	—
Net borrowings (repayment) of revolving loan	(30,000)	30,000	—
Proceeds from long-term borrowings	—	473,823	24,438
Repayment of long-term debt borrowings	—	(442,180)	(67,122)
Payment of debt issuance costs	(6,325)	(7,787)	—
Purchase of convertible senior note hedge	(58,322)	—	—
Proceeds from warrants	29,722	—	—
Payments for purchase of non-controlling interest	(29,358)	—	—
Dividends paid to non-controlling interest shareholder	—	(9,501)	—
Settlement of related party financing obligation	—	—	(20,528)
Proceeds from exercise of stock options	323	91	6,263
Excess tax benefits from stock awards exercised or released	—	622	1,734

Net cash provided by (used in) financing activities	12,985	45,068	(55,215)

Effect of foreign currency exchange rates on cash and cash equivalents	(3,563)	(1,808)	(3,539)

Net increase (decrease) in cash and cash equivalents	45,121	89,381	(20,026)
Cash and cash equivalents at beginning of year	285,433	196,052	216,078

Cash and cash equivalents at end of year	$330,554	$285,433	$196,052

Supplemental cash flow information:
Cash paid for interest	$16,647	$19,476	$19,352
Cash paid, net for income taxes	6,065	15,520	19,209
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in equipment and accounts payable	$80,063	$59,402	$56,063
Notes receivable utilized to purchase property, plant and equipment	—	5,293	—

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. The Company provides advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. The Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets and smartphones. The Company also serves aerospace and defense, high-end computing, and industrial/medical industries. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

Beginning 2013, the Company operates on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2013 was 52 weeks and ended on December 30, 2013. Prior to 2013, the Company’s fiscal year always ended on December 31. All references to years relate to fiscal years unless otherwise noted.

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

Foreign Currency Translation and Transactions

The functional currency of certain of the Company’s subsidiaries is either the Chinese RMB or the Hong Kong Dollar. Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity and the consolidated statement of comprehensive income. Net gains resulting from foreign currency transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $6,113, $3,581, and $5,286 for the years ended 2013, 2012 and 2011, respectively.

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

Additionally, in the normal course of business, the Company’s foreign subsidiaries may utilize accounts receivable factoring arrangements. Under these arrangements, the Company’s foreign subsidiaries may sell certain of their accounts receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the accounts receivable. In all arrangements there is no recourse against the Company for its customers’ failure to pay. The Company sold $3,941 and $68,802 of accounts receivable for the years ended 2012 and 2011, respectively. The Company did not sell any accounts receivable for the year ended 2013.

Allowance for Doubtful Accounts

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended 2013, 2012 and 2011:

	For the Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Balance at beginning of year	$1,680	$1,294	$1,827
Additions charged to (reversals of) expense	(157)	648	118
Sale of a majority owned subsidiary	(459)	—	—
Deductions	(554)	(275)	(724)
Effect of foreign currency exchange rates	8	13	73

Balance at end of year	$518	$1,680	$1,294

Notes Receivable

Notes receivable represent short-term trade notes received from financial institutions on behalf of certain of the Company’s customers for the sale of PCBs and are reflected at estimated net realizable value, do not bear interest and do not generally require collateral. The Company does not maintain an allowance for doubtful accounts on these trade notes as the financial institution bears the risk of loss for uncollectability. At December 30, 2013 and December 31, 2012, the Company had $45 and $5,902 of notes receivable, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Additionally, in the normal course of business, the Company’s foreign subsidiaries may sell certain of their notes receivable at an effective discount ranging from 1% to 3% of the notes receivable. The Company’s foreign subsidiaries sold $36,468 and $57,124, of notes receivable for the years ended 2012 and 2011, respectively. The Company did not sell any notes receivable for the year ended 2013.

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

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income in the period incurred. Depreciation and amortization expense on property, plant and equipment was $92,120, $84,286 and $69,698, for the years ended 2013, 2012 and 2011, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $1,125, $1,774 and $1,828 during the years ended 2013, 2012 and 2011, respectively, in connection with various capital projects.

Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are included in operating income as incurred.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is assessed for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions.

The Company has two operating segments consisting of three reporting units. See Note 6 for information regarding the impairment of goodwill for the years ended 2012 and 2011.

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

Impairment of Long-lived Assets

Long-lived tangible assets, including property, plant and equipment, assets held for sale, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset groups may not be recoverable. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including expected future operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows and comparisons to like-kind assets, as appropriate, of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. See Notes 6 and 7 for information regarding the impairment of definite-lived intangibles and long-lived assets during the years ended 2013, 2012 and 2011.

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

The Company classifies assets held for use when a decision to dispose of an asset or a business is made and the held for sale criteria are not met. Assets of the business are evaluated for recoverability in the following order: (i) assets other than goodwill, property and intangibles; (ii) property and intangibles subject to amortization; and (iii) goodwill. In evaluating the recoverability of property and intangible assets subject to amortization, in a held for use business, the carrying value is first compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition. If the carrying value exceeds the undiscounted expected cash flows, then a fair value analysis is performed. An impairment charge is recognized if the carrying value exceeds the fair value.

Revenue Recognition

The Company derives its revenue primarily from the sale of PCBs using customer supplied engineering and design plans and recognizes revenue when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective PCBs. The Company accrues an estimated amount for sales returns and allowances related to defective PCBs at the time of sale based on its ability to estimate sales returns

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

and allowances using current and historical information. The reserve for sales returns and allowances is included as a reduction to revenue and accounts receivable, net. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold.

The following summarizes the activity in the Company’s allowance for sales returns and allowances for the years ended 2013, 2012 and 2011:

	For the Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Balance at beginning of year	$9,320	$6,279	$4,380
Additions charged to expense	33,154	24,798	19,910
Sale of a majority owned subsidiary	(347)	—	—
Deductions	(36,104)	(21,764)	(18,045)
Effect of foreign currency exchange rates	5	7	34

Balance at end of year	$6,028	$9,320	$6,279

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

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company does not provide for U.S. income taxes on undistributed earnings for its Asia Pacific operating segment as the foreign earnings will be permanently reinvested in such foreign jurisdictions. For certain subsidiaries within the Asia Pacific operating segment, permanent investment of undistributed earnings has not been asserted between the respective subsidiaries and their foreign parent entity and therefore, a

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

deferred tax liability for the foreign tax impacts has been recorded on the undistributed earnings of these subsidiaries. For the Company’s backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations, earnings are expected to be repatriated and therefore the Company has provided U.S. income taxes on undistributed earnings.

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

Self Insurance

The Company is primarily self insured in North America for group health insurance and workers compensation benefits provided to U.S. employees. The Company also purchases stop loss insurance to protect against annual claims per individual and at an aggregate level. The individual insured stop loss on the Company’s self insurance is $300 per individual for group health insurance and $250 per individual for worker’s compensation benefits. Self insurance liabilities are estimated for claims incurred but not paid based on judgment, using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carrier and brokers. The Company has accrued $4,609 and $3,909 for self insurance liabilities as of December 30, 2013 and December 31, 2012, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the consolidated balance sheets.

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

Environmental Accrual

Accruals for estimated costs for environmental obligations generally are recognized no later than the date when the Company identifies what cleanup measures, if any, are likely to be required to address the environmental condition. Included in such obligations are the estimated direct costs to investigate and address the conditions, and the associated engineering, legal and consulting costs. In making these estimates, the Company considers information that is currently available, existing technology, enacted laws and regulations, and its estimates of the timing of the required remedial actions. Such accruals are initially measured on a discounted basis — and are adjusted as further information becomes available or circumstances change — and are accreted to the payable amount over time.

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

Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income is comprised of net income (loss), changes in the cumulative foreign currency translation adjustments and realized and unrealized gains or losses on hedged derivative instruments and available for sale securities.

Loss Contingencies

The Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Any legal fees expected to be incurred in connection with a contingency are expensed as incurred.

Recently Adopted and Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued an update that would require an unrecognized tax benefit, or a portion of an unrecognized benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company’s adoption of this updated standard is not expected to have a material impact.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

In March 2013, the FASB issued an update that would require a parent Company to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary, group of assets or business within a foreign entity. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company adopted the amendment early, as permitted, on January 1, 2013. See Note 4 and Note 12 to the consolidated financial statements.

(3)	Restructuring Charges

On September 6, 2013, the Company announced its plan to cease manufacturing at its Suzhou, China facility and lay off 774 employees at this site. As of December 30, 2013, the Company had ceased production, but complete shutdown of the facility is not expected until the second quarter of 2014. As a result of the shutdown, the Company recorded $3,445 in employee separation costs for the year ended 2013, which have been classified as restructuring charges in the consolidated statement of operations. The Suzhou, China manufacturing facility is included in the Asia Pacific reporting unit and operating segment.

As of December 30, 2013, 48 employees had not yet been separated. The Company expects most of the remaining employees to be separated and the remaining accrued restructuring costs to be paid by the end of the second quarter of 2014. Accrued restructuring costs are included as a component of accrued salaries, wages and benefits in the consolidated condensed balance sheet. Long-lived asset impairments of $10,782 were also recognized primarily for the held for sale machinery and equipment assets related to the Suzhou, China manufacturing facility restructuring plan. See Note 7.

The below table shows the utilization of the accrued restructuring costs during the year ended 2013:

(In thousands)
Accrued at December 31, 2012	$—
Estimated employee separation charges	3,445
Amount paid	(2,808)

Accrued at December 30, 2013	$637

(4)	Non-controlling Interest Holdings

On June 17, 2013, the Company completed the sale of its 70.2% controlling equity interest in Dongguan Shengyi Electronics Ltd. (SYE) to its non-controlling partner, Shengyi Technology Co. Ltd. (Sytech), for 702,000 Chinese RMB or $114,495. The Company recognized a gain on the sale of SYE of $17,917. Consideration net of cash sold was $67,147. In connection with the SYE transaction, the Company was also required to settle an intercompany balance owed to SYE in the amount of $40,670, which the Company paid in cash during the quarter ended July 1, 2013.

Additionally, the Company acquired Sytech’s 20.0% non-controlling equity interest in Dongguan Meadville Circuits Ltd. (DMC) for 180,000 Chinese RMB or $29,358. The Company recorded a decrease to additional paid-in capital for the difference between the purchase price and the carrying value of the non-controlling interest for $71.

Both SYE and DMC plants manufacture conventional PCBs and are located in Dongguan, China.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(5)	Composition of Certain Consolidated Financial Statement Captions

	As of
	December 30, 2013	December 31, 2012
	(In thousands)
Inventories:
Raw materials	$42,533	$46,893
Work-in-process	48,338	45,822
Finished goods	47,274	53,297

	$138,145	$146,012

Property, plant and equipment, net:
Land and land use rights	$35,585	$37,904
Buildings and improvements	252,998	236,925
Machinery and equipment	822,279	765,776
Construction-in-progress	32,494	62,198
Furniture and fixtures and other	11,538	11,619

	1,154,894	1,114,422
Less: Accumulated depreciation	(344,222)	(280,744)

	$810,672	$833,678

Other accrued expenses:
Interest	$1,096	$1,063
Derivative liabilities	1,650	1,485
Income taxes payable	7,159	3,910
Other	30,014	24,582

	$39,919	$31,040

The Company recorded impairment charges in the amount of $10,782, $18,082 and $48,125 to reduce the carrying values of certain long-lived assets in the Asia Pacific operating segment for the years ended 2013, 2012 and 2011, respectively. See Note 7.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(6)	Goodwill and Definite-lived Intangibles

Goodwill

As of December 30, 2013 and December 31, 2012 goodwill was as follows:

Total
(In thousands)
Balance as of December 31, 2011
Goodwill	$183,320
Accumulated impairment losses	—

183,320

Impairment losses during the year	(171,400)
Foreign currency translation adjustment during the year	200

Balance as of December 31, 2012
Goodwill	$183,520
Accumulated impairment losses	(171,400)

12,120
Impairment losses during the year	—
Foreign currency translation adjustment during the year	—

Balance as of December 30, 2013
Goodwill	$183,520
Accumulated impairment losses	(171,400)

$12,120

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar. All of the Company’s remaining goodwill is included as a component of the Asia Pacific operating segment, which is also a reporting unit.

During the fourth quarter of 2013, the Company performed the required annual goodwill impairment analysis, which was based on a combination of the income approach utilizing discounted cash flow analysis and the market approach, and concluded that Asia Pacific reporting unit’s goodwill was not impaired. The excess of fair value over carrying value of the Asia Pacific reporting unit’s equity as of December 30, 2013, the annual testing date, was approximately 9.4% of carrying value.

The key variables that drive the projected cash flow of the reporting unit are estimated revenue growth rates, levels of profitability, the terminal value growth rate assumption, and the weighted average cost of capital (WACC) rate applied. These assumptions are subject to uncertainty, including the ability to increase revenue and improve profitability levels. For the remaining $12,120 of Asia Pacific reporting unit goodwill as of December 30, 2013, a decline in future performance and cash flow or a small change in other key assumptions, including increases to its WACC, may result in the recognition of a goodwill impairment charge. For example, keeping all other variables constant, a 120 basis point increase in the WACC applied would require that the Company perform the second step of the goodwill impairment test. In addition, keeping all other variables constant, a more than 220 basis point decrease in terminal value growth rates would require that the Company perform the second step of the goodwill impairment test.

The Company will continue to evaluate its goodwill on an annual basis during its fourth fiscal quarter and whenever events or changes in circumstances — such as significant adverse changes in business climate or operating results, changes in management strategy or further significant declines in the trading price of the Company’s common stock — indicate that there may be a potential impairment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

During an interim period of 2012, the Company performed an evaluation of goodwill as the Company believed there were impairment triggering events and circumstances which warranted an evaluation. Given the triggering events and circumstances, the Company performed step one of the impairment test for goodwill and determined that the fair value of the Asia Pacific operating segment, which was based on a combination of discounted cash flow analysis and market approach, was lower than the carrying value.

The failure of step one of the goodwill impairment test triggered a step two impairment analysis. As a result of that analysis, an impairment charge of $171,400 for goodwill was recognized during the year ended 2012.

For the year ended 2011, the Company completed its annual goodwill impairment analysis of its reporting units and determined that an impairment of its Shanghai backplane assembly reporting unit — which was included in the North America operating segment — had occurred. Based on the Company’s analysis, it recorded an impairment charge in the amount of $15,184 for the full amount of goodwill in the Shanghai backplane assembly reporting unit. In conjunction with the assessment, the Company considered factors such as a weakening demand for this facility’s products, price pressure from a key telecommunications infrastructure customer and reduced expectations for future cash flows as indicators for potential goodwill impairment. In performing the impairment test for the year ended December 31, 2011, the fair value of the Company’s reporting units were determined using a combination of the income approach and the market approach as considered necessary.

Definite-lived Intangibles

As of December 30, 2013 and December 31, 2012, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)					(years)
December 30, 2013:
Strategic customer relationships	$120,427	$(67,895)	$(28,935)	$463	$24,060	9.2
Trade name	10,302	(6,719)	—	18	3,601	6.0

	$130,729	$(74,614)	$(28,935)	$481	$27,661

December 31, 2012:
Strategic customer relationships	$120,427	$(60,322)	$(28,935)	$415	$31,585	9.2
Trade name	10,302	(4,915)	—	12	5,399	6.0
Licensing agreements	350	(350)	—	—	—	3.0

	$131,079	$(65,587)	$(28,935)	$427	$36,984

The December 30, 2013 and December 31, 2012 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

In conjunction with interim evaluation of goodwill in 2012, the Company also performed an evaluation of definite-lived intangibles as the Company believed there were impairment triggering events and circumstances which warranted an evaluation. Based on the undiscounted cash flows for the Asia Pacific operating segment, the Company determined that the carrying amounts were not recoverable. In performing the impairment test for definite-lived intangibles, the Company recorded a charge in the amount of $28,935 for the year ended December 31, 2012 to reduce the carrying value of strategic customer relationships in the Asia Pacific operating segment to fair value, which was determined using the discounted cash flow method.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $9,332, $14,684 and, $17,427 for the years ended 2013, 2012 and 2011, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
2014	$8,373
2015	7,483
2016	4,124
2017	3,901
2018	3,780

$27,661

(7)	Impairment of Long-lived Assets

In conjunction with the shutdown of the Suzhou, China manufacturing facility, the Company determined that certain long-lived assets, primarily consisting of held for sale machinery and equipment, were impaired. As a result, the Company recorded a charge for the impairment of long-lived assets in the amount of $10,782 for the year ended December 30, 2013. The long-lived asset impairment charge, which was incurred to reduce the carrying value of certain long-lived assets to their fair value of approximately $2,519, relates to assets held for sale, which are included in other current assets in the consolidated balance sheet. The Suzhou, China manufacturing facility is included in the Asia Pacific reporting unit and operating segment. In addition to the held for sale assets, the Company intends to use certain of the long-lived assets related to the Suzhou manufacturing facility in the future and thus the Company also performed a step one impairment assessment of its long-lived assets held for use in the Asia Pacific reporting unit noting that future expected undiscounted cash flows significantly exceeded the carrying value of the assets and thus no impairment was indicated related to the held for use Asia Pacific long-lived assets as of December 30, 2013.

During the year ended December 31, 2012, in conjunction with the evaluation of goodwill and definite-lived intangibles described in Note 6, the Company recorded a charge for the impairment of long-lived assets in the amount of $18,082, specifically for two real estate assets related to the Asia Pacific reporting unit, which is also the Asia Pacific operating segment. The long-lived asset impairment charge was incurred to reduce the carrying value of these two real estate assets to their fair value due to current and expected underutilization and limited market demand.

During the year ended December 31, 2011, the Company recorded an impairment charge in the amount of $48,125 to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. The impairment charge was comprised of $39,850 related to manufacturing equipment held for use at a plant acquired by Meadville in 2007 and $8,275 related to manufacturing equipment that due to the change in market conditions has become or is expected to become technologically obsolete. Weaker than expected operating performance at this manufacturing plant in 2011 resulting from a decrease in the profitability of its products as well as, a reduction in expected future demand for its products resulted in a triggering event during 2011.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(8)	Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of December 30, 2103 and December 31, 2012:

	Average Effective Interest Rate as of December 30, 2013	December 30, 2013	Average Effective Interest Rate as of December 31, 2012	December 31, 2012
	(In thousands)
Term loan due September 2016	2.55%	$370,000	2.59%	$370,000
Revolving loan due March 2016	—	—	2.59%	30,000
Other	6.00%	8	6.00%	12

		370,008		400,012
Less: current maturities		(96,204)		(30,004)

Long-term debt, less current maturities		$273,804		$370,008

The maturities of long-term debt through 2016 are as follows:

(In thousands)
2014	$96,204
2015	96,204
2016	177,600

$370,008

Credit Agreement

On September 14, 2012, the Company became a party to a facility agreement (Credit Agreement) with a syndicate of eight banks led by The Hongkong and Shanghai Banking Corporation Limited as Facility Agent. The Credit Agreement consists of a $370,000 senior secured term loan (Term Loan), a $90,000 senior secured revolving loan (Revolving Loan), and a secured $80,000 letters of credit facility (Letters of Credit Facility). The Term Loan and Letters of Credit Facility will mature on September 14, 2016. The Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of the Company’s Asia Pacific operating segment and is senior to all other debt, including the convertible senior notes. See Note 9. The Company has fully and unconditionally guaranteed the full and punctual payment of all obligations of its Asia Pacific operating segment under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR (term election by the Company) plus an applicable interest margin of 2.38%. There is no provision, other than an event of default, for these interest margins to increase. At December 30, 2013, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.55%.

The Company is required to make scheduled payments of the outstanding Term Loan balance beginning in 2014, while the Revolving Loan is due on March 14, 2016. Any other outstanding balances under the Credit Agreement are due at the maturity date of September 14, 2016. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current ratio, and interest coverage ratios at both the Company and at the Asia Pacific operating segment level. In addition, the Company’s Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. At December 30, 2013, the Company is in compliance with the covenants under the Credit Agreement.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 30, 2013 and December 31, 2012, the remaining unamortized debt issuance costs included in other non-current assets was $1,937 and $2,755 and is amortized to interest expense over the term of the Credit Agreement using the effective interest rate method. At December 30, 2013, the remaining amortization period for the unamortized debt issuance costs was 2.5 years.

The Company is also required to pay a commitment fee of 0.50% per annum on any unused portion of the loan and letters of credit facility granted under the Credit Agreement. The Company incurred commitment fees related to unused borrowing availability of $442, $305 and $314 for the years ended 2013, 2012 and 2011, respectively. As of December 30, 2013, the outstanding amount of the Term Loan under the Credit Agreement is $370,000, of which $96,200 is due for repayment in March and September 2014 and is included as short-term debt, with the remaining $273,800 included as long-term debt. None of the Revolver was outstanding under the Credit Agreement as of December 30, 2013. Available borrowing capacity under the Revolving Loan was $90,000 at December 30, 2013.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility with a lender in the People’s Republic of China (PRC). Under this arrangement, the lender has made available to the Company approximately $47,800 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2014. As of December 30, 2013, the revolver had not been drawn upon.

Letters of Credit

As of December 30, 2013, $67,691 of the Letters of Credit Facility was outstanding under the Credit Agreement. Additionally, the Company maintains other unused letters of credit for an aggregate amount of $35,094, which expire between December 31, 2014 and February 28, 2015.

Loss on Extinguishment of Debt

The Company became a party to its current Credit Agreement during the year ended December 31, 2012 in order to refinance and pay in full the outstanding loans borrowed under the an existing 2009 credit agreement. Given the substantial modification in terms of the Credit Agreement, the refinancing was accounted for as an extinguishment of debt, the Company recognized $5,527 as a loss on the extinguishment of debt resulting from certain remaining unamortized debt issuance costs associated with the terminated 2009 credit agreement and certain additional lender fees paid in connection with the Credit Agreement.

(9)	Convertible Senior Notes

The accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion require the debt and equity components to be separately accounted for in a manner that reflects our nonconvertible borrowing rate when interest expense is recognized in subsequent periods. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to the Company’s at the time of issuance. The difference between the debt recorded at inception and its principal amount is to be accreted to principal through interest expense through the estimated life of the note.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 30, 2013 and December 31, 2012, the following summarizes the liability and equity components of the convertible senior notes:

	As of December 30, 2013			As of December 31, 2012
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(in thousands)
Liability components:
Convertible Senior Notes due 2020	$220,000	$(52,833)	$167,167	$—	$—	$—
Convertible Senior Notes due 2015	38,909	(2,341)	36,568	175,000	(17,467)	157,533

Total	$258,909	$(55,174)	$203,735	$175,000	$(17,467)	$157,533

	As of December 30, 2013			As of December 31, 2012
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Equity components:
Additional paid-in capital:
Convertible Senior Notes due 2020	$53,000	$(1,644)	$51,356	—	—	—
Convertible Senior Notes due 2015	39,928	$(1,413)	38,515	$43,000	$(1,413)	$41,587

	$92,928	$(3,057)	$89,871	$43,000	$(1,413)	$41,587

The components of interest expense resulting from the convertible senior notes for the years ended 2013, 2012 and 2011 are as follows:

	For the Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Contractual coupon interest
Convertible Senior Notes due 2020	$107	$—	$—
Convertible Senior Notes due 2015	$5,559	$5,688	$5,688

	$5,666	$5,688	$5,688

Amortization of debt discount
Convertible Senior Notes due 2020	$167	$—	$—
Convertible Senior Notes due 2015	6,780	6,380	5,870

	$6,947	$6,380	$5,870

Amortization of debt issuance costs
Convertible Senior Notes due 2020	$16	$—	$—
Convertible Senior Notes due 2015	684	644	592

	$700	$644	$592

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 30, 2013 and December 31, 2012, remaining unamortized debt issuance costs included in other non-current assets were $5,399 and $1,762, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At December 30, 2013, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 6.7 years.

For the years ended 2013, 2012 and 2011, the amortization of the convertible senior notes due 2015 debt discount and debt issuance costs is based on an effective interest rate of 8.37%. For the year ended 2013 the amortization of the convertible senior notes due 2020 debt discount and debt issuance costs is based on an effective interest rate of 6.46%.

Convertible Senior Notes due 2020

On December 20, 2013, the Company issued 1.75% convertible senior notes due December 15, 2020, in a public offering for an aggregate principal amount of $220,000. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness.

Conversion: At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 103.7613 shares of the Company’s common stock per $1 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of December 30, 2013, none of the conversion criteria had been met.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay shares of our common stock, cash or a combination of cash and shares of our common stock at its election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of December 30, 2013, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be 28,534.

Note Repurchase: The Company is not permitted to redeem the convertible senior notes at any time prior to maturity. In the event of a fundamental change or certain default events, as defined in the indenture governing the notes, holders may require the Company to repurchase for cash all or a portion of their convertible senior notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.

Convertible Note Hedge and Warrant Transaction: In connection with the issuance of the convertible senior notes due 2020, the Company entered into a convertible note hedge and warrant transaction (Call Spread

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Transaction), with respect to the Company’s common stock. The convertible note hedge, which cost an aggregate $58,322 and was recorded, net of tax, as a reduction of additional paid-in capital, consists of the Company’s option to purchase up to 22,827 common stock shares at a price of $9.64 per share. The hedge expires on December 15, 2020 and can only be executed upon the conversion of the above mentioned convertible senior notes due 2020. Additionally, the Company sold warrants to purchase 22,827 shares of its common stock at a price of $14.26 per share. The warrants expire ratably from March 2021 through January 2022. The proceeds from the sale of warrants of $29,722 was recorded as an addition to additional paid-in capital. The 2020 Call Spread Transaction has no effect on the terms of the convertible senior notes due 2020 and reduces potential dilution by effectively increasing the conversion price of the convertible senior notes due 2020 to $14.26 per share of the Company’s common stock.

Convertible Senior Notes due 2015

In May 2008, the Company issued 3.25% convertible senior notes due May 15, 2015, in a public offering for an aggregate principal amount of $175,000. The convertible senior notes bear interest at a rate of 3.25% per annum. Interest is payable semiannually in arrears on May 15 and November 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness.

Note Repurchase: In December 2013, the Company repurchased $136,091 of notes at approximately 103.4% of their principal amount. The repurchase was accounted for as an extinguishment of debt and, accordingly, the Company recognized a $10,743 loss primarily associated with the premium paid to repurchase of the convertible senior notes and the recognition of certain remaining unamortized debt discount and issuance costs.

The Company is not permitted to redeem the convertible senior notes at any time prior to maturity. In the event of a fundamental change or certain default events, as defined in the indenture governing the notes, holders may require the Company to repurchase for cash all or a portion of their convertible senior notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.

Conversion: At any time prior to November 15, 2014, holders may convert their convertible senior notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 62.6449 shares of the Company’s common stock per $1 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of December 30, 2013, none of the conversion criteria had been met.

On or after November 15, 2014 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of December 30, 2013, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be 3,108.

(10)	Income Taxes

The components of income before income taxes for the years ended 2013, 2012 and 2011 are:

	For the Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
United States	$(2,247)	$20,827	$40,138
Foreign	42,019	(189,199)	33,094

Income (loss) before income taxes	$39,772	$(168,372)	$73,232

The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The determination of the unrecognized deferred tax liability for the temporary difference related to these undistributed earnings is not practicable. At December 30, 2013 there were no undistributed earnings. For certain subsidiaries within the Asia Pacific operating segment, permanent investment of undistributed earnings has not been asserted between the respective subsidiaries and their foreign parent entity and therefore, a deferred tax liability for the foreign tax impacts has been recorded on the undistributed earnings of these subsidiaries.

Foreign earnings attributable to the Company’s backplane assembly facility in Shanghai, China, which is managed in conjunction with the U.S. operations, will be repatriated to the Company and therefore a deferred tax liability for U.S. income taxes on undistributed earnings has been recorded.

The components of income tax (provision) benefit for the years ended 2013, 2012 and 2011 are:

	For the Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Current (provision) benefit:
Federal	$6,684	$(2,124)	$(7,390)
State	643	(479)	(85)
Foreign	(14,466)	(10,164)	(13,326)

Total current	(7,139)	(12,767)	(20,801)

Deferred (provision) benefit:
Federal	(5,038)	(3,105)	(3,615)
State	(5,337)	(515)	(269)
Foreign	1,635	3,659	(1,320)

Total deferred	(8,740)	39	(5,204)

Total provision	$(15,879)	$(12,728)	$(26,005)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation between the statutory federal income tax rates and the Company’s effective income tax rates for the years ended 2013, 2012, and 2011, which are derived by dividing the income tax (provision) benefit by the income (loss) before income taxes:

	For the Year Ended
	2013	2012	2011
Statutory federal income tax rate	(34.0)%	(34.0)%	(35.0)%
State income taxes, net of federal benefit and state tax credits	2.2	0.2	2.1
Foreign tax differential on foreign earnings	(9.5)	2.7	23.7
Change in valuation allowance	(6.0)	4.9	(19.5)
Loss on extinguishment of debt	2.6	—	—
Federal research and development credits	6.0	—	—
Nondeductible goodwill impairment	—	34.6	(7.3)
Domestic production activities deduction	—	(0.2)	0.7
Other	(1.2)	(0.6)	(0.2)

Total provision for income taxes	(39.9)%	7.6%	(35.5)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets as of December 30, 2013 and December 31, 2012 are as follows:

	As of
	December 30, 2013	December 31, 2012
	(In thousands)
Deferred income tax assets:
Goodwill and intangible amortization	$13,216	$12,384
Reserves and accruals	10,203	10,053
Net operating loss carryforwards	22,004	16,783
State tax credit carryforwards, net of federal benefit	6,317	6,071
Stock-based compensation	4,093	4,237
Original issue discount on convertible senior notes	22,425	5,652
Property, plant and equipment basis differences	—	12,089
Other deferred income tax assets	2,539	—

	80,797	67,269
Less: valuation allowance	(44,160)	(41,790)

	36,637	25,479
Deferred income tax liabilities:
Discount on convertible senior notes	(19,940)	(6,511)
Unrealized gain on currency translation	(3,132)	(2,959)
Repatriation of foreign earnings	(7,241)	(2,431)
Property, plant and equipment basis differences	(903)	—
Other	—	(83)

Net deferred income tax assets	$5,421	$13,495

Deferred income tax assets (liabilities), net:
Current deferred income taxes	$8,767	$7,673
Noncurrent deferred income taxes	(3,346)	5,822

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 30, 2013 the Company’s foreign and multiple state net operating loss carryforwards for income tax purposes were approximately $91,022 and $5,930, respectively. If not utilized, the foreign and state net operating loss carryforwards will begin to expire in 2014 and 2018, respectively. At December 30, 2013, the Company’s state tax credit carryforwards were approximately $10,458 of which $2,522 have no expiration date.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Certain subsidiaries within the Asia Pacific operating segment continue to have net operating loss carryforwards in various tax jurisdictions that the Company has determined are not more likely than not to be utilized. Additionally, there are certain subsidiaries within the Asia Pacific operating segment that continue to generate losses that are not more likely than not to be utilized. Based on historical performance and future expectations of these subsidiaries, the Company does not anticipate sufficient taxable income to utilize these net operating loss carryforwards. As a result, a full valuation allowance has been recorded for these subsidiaries at December 30, 2013. In addition, due to recent state legislation, the Company has determined that it is not more likely than not to fully utilize certain state credits, and as such has recorded a valuation allowance. For the remaining net deferred income tax asset, management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

The following summarizes the activity in the Company’s valuation allowance for the years ended 2013, 2012 and 2011:

	For the Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Balance at beginning of year	$41,790	$33,583	$19,285
Additions charged to expense	6,763	8,207	14,298
Deductions	(4,393)	—	—

Balance at end of year	$44,160	$41,790	$33,583

Certain entities within the Asia Pacific operating segment operated under the high technology enterprise (HNTE) and tax holidays in China, which were effective for the years ended 2013, 2012 and 2011. The HNTE and tax holidays decreased China taxes by $3,187, $4,694 and $7,685, which increased both basic and dilutive earnings per share by $0.04, $0.06 and $0.09 for the years ended 2013, 2012 and 2011, respectively. The Company will continue to file for the favorable reduced rates related to HNTE for the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	For the Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Beginning balance	$2,424	$887	$112
Additions based on tax positions related to the current year	322	49	181
Additions for tax positions of prior years	—	1,488	624
Reductions for tax positions of prior years	(448)	—	—
Lapse of statute	—	—	(30)
Settlements	—	—	—

Ending balance	$2,298	$2,424	$887

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 30, 2013 and December 31, 2012, the Company classified $616 and $446, respectively, of total unrecognized tax benefits — which include accrued interest and penalties of $40 and $39, net of tax benefits for 2013 and 2012, respectively — as a component of other long-term liabilities. Additionally, the Company reduced its income tax assets by $982 and $1,278 of total unrecognized tax benefits as of December 30, 2013 and December 31, 2012, respectively, and recorded a noncurrent liability for $576 of total unrecognized tax benefits at December 30, 2013. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $1,558. The Company expects its unrecognized tax benefits to decrease by $185 over the next 12 months due to expiring statutes.

The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. As of December 30, 2013, the 2009 — 2013 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign jurisdictions. As of December 30, 2013, the Company’s 2009 and 2010 tax years are under examination by the Internal Revenue Service.

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

In 2011, the Company entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, which expired on April 16, 2013. Under the terms of the interest rate swap, the Company would pay a fixed rate of 2.50% and would receive floating 1-month LIBOR during the swap period. The Company had designated this interest rate swap as a cash flow hedge and, during the years ended 2012 and 2011, the interest rate swap increased interest expense by $1,908 and $2,220, respectively. For the year ended 2013, the Company did not designate this interest rate swap as a cash flow hedge as the borrowings attributable to this interest rate swap were paid in full during the third quarter of 2012. The change in the fair value of this interest rate swap during the year ended December 30, 2013 was recorded as other, net in the consolidated statement of operations.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts as of December 30, 2013 and December 31, 2012 was approximately $47,000 and $28,259, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair values of derivative instruments in the consolidated balance sheet are as follows:

		Asset / (Liability) Fair Value as of
	Balance Sheet Location	December 30, 2013	December 31, 2012
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other accrued expenses	$(751)	$(34)
Foreign exchange contracts	Deposits and other non-current assets	10	103
Foreign exchange contracts	Other long-term liabilities	—	(84)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	647	17
Foreign exchange contracts	Other accrued expenses	(899)	(831)
Foreign exchange contracts	Other long-term liabilities	(1,288)	—
Interest rate swap	Other accrued expenses	—	(620)

		$(2,281)	$(1,449)

The following tables provide information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income for the years ended 2013, 2012 and 2011:

		For the Year Ended
		December 30, 2013			December 31, 2012			December 31, 2011
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/ (Loss) Recognized into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/ (Loss) Recognized into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/ (Loss) Recognized into Income
	(in thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$—	$—	$—	$1,563	$(1,908)	$—	$700	$2,220	$—
Interest rate swap	Other, net	—	—	—	—	—	(1,158)	—	—	—
Foreign currency forward	Depreciation expense	(1,726)	(128)	—	1,096	—	—	(847)	—	—

		$(1,726)	$(128)	$—	$2,659	$(1,908)	$(1,158)	$(147)	$2,220	$—

The following provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the years ended 2013, 2012 and 2011:

	For the Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Beginning balance, net of tax	$(15)	$(3,262)	$(3,121)
Changes in fair value loss, net of tax	(1,726)	2,405	(263)
Reclassification to earnings, net of tax	128	842	122

Ending balance, net of tax	$(1,613)	$(15)	$(3,262)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company expects that approximately $176 of the accumulated other comprehensive income will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain (loss) recognized in other, net in the consolidated statement of operations on derivative instruments not designated as hedges is as follows for the years 2013, 2012 and 2011:

	For the Year Ended
	December 30, 2013	December 31, 2012	December31, 2011
	(In thousands)
Derivative instruments not designated as hedges:
Interest rate swap	$620	$(306)	$892
Foreign exchange contracts	(2,381)	(239)	(24)

	$(1,761)	$(545)	$868

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments as of December 30, 2013 and December 31, 2012 were as follows:

	As of December 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$148	$148	$390	$390
Derivative assets, current	647	647	17	17
Derivative assets, non-current	10	10	103	103
Derivative liabilities, current	1,650	1,650	1,485	1,485
Derivative liabilities, non-current	1,288	1,288	84	84
Long-term debt	370,008	369,402	400,012	400,012
Convertible senior notes due 2015	36,568	39,960	157,533	176,680
Convertible senior notes due 2020	167,167	237,050	—	—

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

The fair value of the long-term debt was estimated based on discounting the debt over its life using current market rates for similar debt as of December 30, 2013 and December 31, 2012.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 inputs.

As of December 30, 2013 and December 31, 2012, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, notes receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(12)	Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income, net of tax as of December 30, 2013, December 31, 2012 and December 31, 2011:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Total
	(In thousands)
Ending balance at December 31, 2011	39,771	(3,262)	1,087	37,596
Other comprehensive income (loss) before reclassifications	7,004	2,405	(186)	9,223
Amounts reclassified from accumulated other comprehensive income	—	842	(912)	(70)

Net year to date period other comprehensive income (loss)	7,004	3,247	(1,098)	9,153

Ending balance at December 31, 2012	46,775	(15)	(11)	46,749
Other comprehensive income (loss) before reclassifications	14,771	(1,726)	(105)	12,940
Amounts reclassified from accumulated other comprehensive income	(14,266)	128	53	(14,085)

Net year to date period other comprehensive income (loss)	505	(1,598)	(52)	(1,145)

Ending balance at December 30, 2013	$47,280	$(1,613)	$(63)	$45,604

Foreign currency translation amounts as of December 30, 2013, December 31, 2012 and December 31, 2011 are net of tax of $3,132, $2,959, and $2,872, respectively.

The following provides a summary of reclassifications out of accumulated other comprehensive income, net of tax for the year ended December 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	Amount Reclassified from Accumulated Other Comprehensive Income For the Year ended December 30, 2013

Gain on foreign currency translation	Gain on sale of assets	$(14,266)
	Tax	—

	Net of tax	$(14,266)

Loss on cash flow hedges	Depreciation expense	$128
	Tax	—

	Net of tax	$128

Loss (gain) on available for sale securities	Other, net	$53
	Tax	—

	Net of tax	$53

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(13)	Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the computer and networking and communications and aerospace and defense industries. Most are located outside the United States, with the exception of aerospace and defense industries. The Company performs ongoing credit evaluations of customers, does not require collateral and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the years ended 2013, 2012 and 2011, one customer accounted for approximately 20%, 14% and 11%, respectively, of the Company’s net sales.

(14)	Fair Value Measures

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

As of December 30, 2013 and December 31, 2012, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	As of December 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$23,838	$23,838	—	—
Available for sale securities	148	148	—	—
Foreign exchange derivative assets	657	—	$657	—
Foreign exchange derivative liabilities	2,938	—	2,938	—

		Fair Value Measurements Using:
	As of December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$132,242	$132,242	—	—
Available for sale securities	390	390	—	—
Foreign exchange derivative assets	120	—	$120	—
Interest rate swap derivative liabilities	620	—	620	—
Foreign exchange derivative liabilities	949	—	949	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended 2013 and 2012.

The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

For the years ended 2013, 2012 and 2011, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

	Fair Value Measurements Using:
	December 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Year Ended December 30, 2013
	(In thousands)
Assets held for sale	$2,519	—	$2,519	—	$10,782

					$10,782

	Fair Value Measurements Using:
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Year Ended December 31, 2012
	(In thousands)
Goodwill	$12,120	—	—	$12,120	$171,400
Definite-lived intangible assets	36,984	—	—	36,984	28,935
Long-lived assets	38,100	—	$38,100	—	18,082

					$218,417

	Fair Value Measurements Using:
	December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Year Ended December 31, 2011
	(In thousands)
Long-lived assets	$19,331	—	$19,331	—	$48,125
Goodwill	—	—	—	—	15,184

					$63,309

The fair values of long-lived assets held and used and the assets held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

The fair value of goodwill and definite-lived intangible assets were determined using a combination of the income approach and the market approach as considered necessary, which are considered to be Level 3 inputs.

(15)	Commitments and Contingencies

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule of future minimum lease payments as of December 30, 2013:

Operating Leases
(In thousands)
2014	$2,875
2015	1,800
2016	1,211
2017	733
2018	493
Thereafter	422

Total minimum lease payments	$7,534

Total rent expense for the years ended 2013, 2012 and 2011 was approximately $3,364, $3,101 and $2,981, respectively.

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of December 30, 2013 and December 31, 2012. However, these amounts are not material to the consolidated financial statements of the Company.

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as compliance with air quality standards. The Company believes that its facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities are taking various steps to tighten the rules and regulations governing environmental issues. An update to Chinese environmental law was issued in late 2012, but allows for an interim period in which foreign entities may adjust to the new regulatory regime and come into full compliance with the new laws. The Company’s plants in China are not yet in full compliance with the current environmental regulations as updated in late 2012. The Company does not anticipate any immediate risk of government fines or temporary closure of Chinese plants. The Company has established and enacted an investment plan to address the regulatory changes in order to come into full compliance during the interim period. The Company does not expect these law changes to have a material adverse effect on its financial position, results of operations, or cash flows.

(16)	Stock-Based Compensation

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

As of December 30, 2013, 353 PRUs, 1,540 RSUs and 597 stock options were outstanding under the Plan. Included in the 1,540 RSUs outstanding as of December 30, 2013 are 213 vested but not yet released RSUs associated with non-employee directors. These RSUs vest over one year with release of the underlying shares of common stock deferred until retirement from the board of directors, (or until one year after retirement in the case of certain prior grants).

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

At the end of the three-year performance period, the total units earned, if any, are adjusted by applying a modifier, ranging from zero to 150% based on the Company’s TSR based on stock price changes relative to the TSR of S&P SmallCap 600 companies or a group of peer companies selected by the Company’s compensation committee, as appropriate, for the same three-year period.

The TSR modifier is intended to ensure that there are limited or no payouts under the PRU program if the Company’s stock performance is significantly below the median TSR of S&P SmallCap 600 companies or a group of peer companies selected by the Company’s compensation committee, as appropriate, over the three-year performance period. Where the annual financial goals have been met and where there has been strong relative TSR performance over the three-year performance period, the PRU program may provide substantial rewards to participants with a maximum payout of 2.4 times the initial PRU award. However, even if all of the annual financial metric goals are achieved in each of the three years, there will be no payouts if the Company’s stock performance is below that of the 20th percentile of S&P SmallCap 600 companies or of the group of peer companies selected by the Company’s compensation committee, as appropriate.

Recipients of PRU awards generally must remain employed by the Company on a continuous basis through the end of the three-year performance period in order to receive any amount of the PRUs covered by that award.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

In events such as death, disability or retirement, the recipient may be entitled to pro-rata amounts of PRU’s as defined in the Plan. Target shares subject to PRU awards do not have voting rights of common stock until earned and issued following the end of the three-year performance period.

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the year ended December 30, 2013, management determined that vesting of the PRU awards was probable. PRU activity for the year ended December 30, 2013 was as follows:

Shares
(In thousands)
Outstanding target shares at December 31, 2012	163
Granted:
Third tranche of 2011 grant	54
Second tranche of 2012 grant	71
First tranche of 2013 grant	127
Vested	—
Change in units due to annual performance	18
Forfeited	(80)

Outstanding target shares at December 30, 2013	353

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the years ended 2013, 2012 and 2011, the following assumptions were used in determining the fair value:

	For the Year Ended
	December 30, 2013(1)	December 31, 2012(2)	December 31, 2011(3)
Weighted-average fair value	$6.79	$12.51	$22.74
Risk-free interest rate	0.3%	0.3%	1.0%
Dividend yield	—	—	—
Expected volatility	49%	55%	59%
Expected term in months	25	23	28

(1)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2011, second year of the three-year performance period applicable to PRUs granted in 2012 and for the first year of the three-year performance period applicable to PRUs granted in 2013.

(2)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2010, second year of the three-year performance period applicable to PRUs granted in 2011 and for the first year of the three-year performance period applicable to PRUs granted in 2012.

(3)	Reflects the weighted-averages for the second year of the three-year performance period applicable to PRUs granted in 2010 and for the first year of the three-year performance period applicable to PRUs granted in 2011.

The expected term of the PRUs reflects the performance period for the PRUs granted. Expected volatility is calculated using the Company’s historical stock price. The risk-free interest rate for the expected term of PRUs is based on the U.S Treasury yield curve in effect at the time of grant.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units

RSU activity for the year ended December 30, 2013 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding at December 31, 2012	1,203	$13.15
Granted	894	8.17
Vested	(622)	12.67
Forfeited	(148)	11.33

Non-vested RSUs outstanding at December 30, 2013	1,327	$10.22

Vested and expected to vest at December 30, 2013	1,505	$10.40

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The total fair value of RSUs vested for the years 2013, 2012 and 2011 was $7,878, $6,467 and $5,090, respectively.

Stock Options

The Company did not grant any stock option awards during the years ended 2013, 2012 or 2011. Option activity under the Plan for the year ended December 30, 2013, was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2012	1,151	$12.11	3.1
Granted	—	—
Exercised	(47)	6.96
Forfeited/expired	(507)	13.49

Outstanding at December 30, 2013	597	$11.34	3.2	$110

Vested and expected to vest at December 30, 2013	597	$11.34	3.2	$110

Exercisable at December 30, 2013	577	$11.37	3.0	$110

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of the 2013 fiscal year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2013. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended 2013, 2012 and 2011 was $117, $58 and $3,119, respectively. The total fair value of the options vested for the years ended 2013, 2012 and 2011 was $143, $325 and $575, respectively.

Foreign Employee Share Awards

Prior to the Company’s acquisition from Meadville of the Asia Pacific operating segment in April 2010, there already existed a share award plan comprising of Meadville shares for the employees of the Asia Pacific

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

operating segment. Following the acquisition, the unvested Meadville shares under the plan were converted to an equivalent amount of shares of TTM common stock plus cash. These awards vest over five tranches. Four tranches have vested as of December 30, 2013, and the remaining tranche will vest in 2014. The fair value, after adjustment for estimated forfeiture, that is attributed to post-combination service is recognized as an expense over the remaining vesting period and is included as a component of total stock-based compensation expense.

Foreign employee share award activity for the year ended December 30, 2013 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested share awards outstanding at December 31, 2012	32	$12.40
Vested	(16)
Forfeited	(1)

Non-vested share awards outstanding at December 30, 2013	15

Vested and expected to vest at December 30, 2013	15	$12.40

Stock-based Compensation Expense and Unrecognized Compensation Costs

For the years ended 2013, 2012 and 2011, the amounts recognized in the consolidated financial statements with respect to the stock-based compensation plan are as follows:

	For the Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Cost of goods sold	$1,059	$1,094	$940
Selling and marketing	1,308	471	417
General and administrative	6,618	8,701	6,718

Stock-based compensation expense recognized	8,985	10,266	8,075
Income tax benefit recognized	(2,274)	(2,482)	(2,162)

Total stock-based compensation expense after income taxes	$6,711	$7,784	$5,913

The Company may become entitled to a deduction in its tax returns upon the future exercise of incentive stock options under certain circumstances; however, the value of this deduction will be recorded as an increase to additional paid-in capital and not as an income tax benefit. For the year ended 2013, a net tax shortfall of $744 related to fully vested stock option awards exercised and vested restricted stock units was recorded as a decrease to additional paid-in capital. For the years ended 2012 and 2011, a net tax benefit of $112 and $2,169, respectively, related to fully vested stock option awards exercised and vested restricted stock units was recorded as an increase to additional paid-in capital.

The following is a summary of total unrecognized compensation costs as of December 30, 2013:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
PRU awards	$1,088	1.67
RSU awards	7,435	1.26
Stock option awards	87	0.66
Foreign employee share awards	6	0.09

	$8,616

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(17)	Employee Benefit and Deferred Compensation Plans

The Company has three separate retirement benefit plans: one in North America and two in Asia Pacific. In North America, the Company has a 401(k) savings plan in which eligible full-time employees can participate and contribute a percentage of compensation subject to the maximum allowed by the Internal Revenue Service. The Savings Plan provides for a matching contribution of employee contributions up to 5% (100% up to the first 3% and 50% of the following 2% of employee contributions). In Asia Pacific, the Company contributes to either separate trust-administered funds or various government sponsored pension plans on a mandatory basis. For all retirement plans, the Company has no further payment obligation once the compulsory contributions have been made. The Company recorded contributions to retirement benefit plans of $14,987, $14,452 and $11,216 during the years ended 2013, 2012, 2011, respectively.

The Company also maintains a deferred compensation plan (the Compensation Plan). The Compensation Plan is an unfunded, nonqualified deferred compensation plan and is limited to selected employees, including our named executive officers and our directors. The Compensation Plan allows participants to defer between five percent and 50% of their annual base salary, up to 100% of their annual bonus, and between five percent and 100% of their annual director fees. Amounts deferred under the Compensation Plan will be credited to accounts maintained by the Company for each participant and will be credited or debited with the participant’s proportionate share of any gains or losses attributable to the performance of investment options selected by the participant.

(18)	Preferred Stock

The board of directors has the authority, without action to stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of December 30, 2013, no shares of preferred stock are outstanding.

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

There were appropriations of approximately $3,526, $8,145 and $7,021 to the statutory surplus reserve of these PRC subsidiaries for the years ended 2013, 2012 and 2011, respectively.

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

	For the Year Ended
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Net Sales:
Asia Pacific	$850,322	$842,443	$869,400
North America	520,802	509,426	565,929

Total sales	1,371,124	1,351,869	1,435,329
Inter-segment sales	(2,909)	(3,201)	(6,690)

Total net sales	$1,368,215	$1,348,668	$1,428,639

Operating Segment Income (Loss):
Asia Pacific	$53,317	$(165,183)	$63,010
North America	25,143	37,803	45,421

Total operating segment income (loss)	78,460	(127,380)	108,431
Amortization of definite-lived intangibles	(9,332)	(14,637)	(17,311)

Total operating income (loss)	69,128	(142,017)	91,120
Total other expense, net	(29,356)	(26,355)	(17,888)

Income (loss) before income taxes	$39,772	$(168,372)	$73,232

Depreciation Expense:
Asia Pacific	$75,374	$67,790	$54,324
North America	16,746	16,496	15,374

Total depreciation expense	$92,120	$84,286	$69,698

Capital Expenditures:
Asia Pacific	$106,300	$142,424	$104,544
North America	21,971	18,130	16,546

Total capital expenditures	$128,271	$160,554	$121,090

	As of
	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Segment Assets:
Asia Pacific	$1,134,325	$1,207,206	$1,323,932
North America	539,102	469,366	421,571
Unallocated corporate assets	148	390	3,566

Total assets	$1,673,575	$1,676,962	$1,749,069

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales are sales from the Asia Pacific operating segment to the North America operating segment.

During the years ended 2013, 2012 and 2011, the Company recorded impairment charges of $10,782, $18,082 and $48,125, respectively, for the impairment of long-lived assets related to its Asia Pacific operating segment. During the year ended December 31, 2012, the Company recorded an impairment charge for goodwill and definite-lived intangibles of $200,335 related to its Asia Pacific operating segment. During the year ended December 31, 2011, the Company recorded a charge for goodwill of $15,184 related to its North America operating segment.

See Note 6 for additional information regarding the impairment of goodwill and definite-lived intangibles and Note 7 for additional information regarding the impairment of long-lived assets.

The Company markets and sells its products in approximately 41 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of net sales. Net sales and long-lived assets are as follows:

	2013		2012		2011
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
	(In thousands)
United States	$571,046	$95,672	$489,566	$93,080	$529,142	$94,213
China	391,905	754,781	431,157	789,702	554,747	936,415
Other	405,264	—	427,945	—	344,750	—

Total	$1,368,215	$850,453	$1,348,668	$882,782	$1,428,639	$1,030,628

(21)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the years ended 2013, 2012 and 2011:

	For the Year Ended
	2013	2012	2011
	(In thousands, except per share amounts)
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$21,877	$(174,595)	$41,868

Weighted average shares outstanding	82,506	81,800	81,176
Dilutive effect of performance-based stock units, restricted stock units and stock options	626	—	768

Diluted shares	83,132	81,800	81,944

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.27	$(2.13)	$0.52

Diluted	$0.26	$(2.13)	$0.51

For the year ended December 30, 2013 and December 31, 2011, performance-based stock units, restricted stock units and stock options to purchase 1,751 and 863 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the year and, therefore, the effect would be anti-dilutive.

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

Additionally, for the years ended December 30, 2013, December 31, 2012 and December 31, 2011 the effect of 25,265, 10,963 and 10,963, shares of common stock, respectively, related to the Company’s convertible senior notes, were not included in the computation of dilutive earnings per share because the conversion price of the convertible senior notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the year, and therefore, the effect would be anti-dilutive.

(22)	Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. For the years ended 2013, 2012 and 2011, the Company’s foreign subsidiaries purchased $62,648, $90,603 and $110,083, respectively, of laminate and prepreg from these related parties.

As mentioned in Note 4, the Company completed its sale of SYE during 2013. The Company continues to sell PCBs to SYE. Sales to SYE for the year ended December 30, 2013 were approximately $29,616. SYE will continue to be a related party as a significant shareholder of the Company holds an equity interest in the parent company of SYE.

A foreign subsidiary of the Company leases employee housing space to a related party. Additionally, the Company performs tooling and drilling services for another related party. The income for these activities was $274, $220 and $250 for the years ended December 30, 2013, December 31, 2012 and December 31, 2011, respectively.

As of December 30, 2013 and December 31, 2012, the Company’s consolidated balance sheet included $19,547 and $34,520, respectively, in accounts payable due to, and $13,312 and $48, respectively, in accounts receivable due from a related party for the purchase of laminate and prepreg, and sales of PCBs to SYE, as mentioned above.

(23)	Dividend

During the year ended December 31, 2012, one of the Company’s majority owned foreign subsidiaries declared a dividend in the amount of approximately $47,600, which included $9,501 paid to its non-controlling interest shareholder during the year ended December 31, 2012.

(24)	Gain on Early Settlement of Related Party Financing Obligation

The related party financing obligation represented the value of the Company’s obligation under a put and call option agreement which granted a related party, which was also a 20% minority shareholder in a subsidiary of the Asia Pacific operating segment, the right to sell its 20% equity interest to the Company. The Company also had the right to purchase that 20% equity interest held by this related party.

On June 8, 2011, the Company settled its obligation under the put and call option agreement for a payment of approximately $20,528, resulting in a gain of $1,659, which is included in Other, net in the consolidated statement of operations.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(25)	Subsequent Event

On January 6, 2014, the Company repurchased $6,514 principal amount of notes at approximately 103.4% of their principal amount. The repurchase of the convertible senior notes was accounted for as an extinguishment of debt, similar to the repurchase of notes completed during the year ended December 30, 2013 (see Note 9) and, accordingly, the Company recognized a loss of approximately $500 primarily associated with the premium paid to repurchase the convertible senior notes, and the recognition of certain remaining unamortized debt discount and issuance costs.

On January 14, 2014, the Company closed the sale of an additional $30,000 aggregate principal amount of its 1.75% convertible senior notes due 2020 (Additional Notes). The Additional Notes were sold pursuant to the exercise of an over-allotment option granted by the Company in the underwriting agreement related to the offer and sale of $220,000 aggregate principal amount of its 1.75% convertible senior notes due 2020. See Note 9.

In connection with the offering of the Additional Notes, the Company entered into additional convertible note hedge transactions with respect to shares of its common stock. The additional purchased call options cover up to approximately 3,100 shares of common stock, at a strike price of $9.64 and will expire upon the maturity of the notes. Additionally, the Company also entered into additional warrant transactions, whereby the Company sold warrants to acquire up to approximately 3,100 shares of common stock at a strike price of $14.26.