Form 10-Q
period 2014-03-31
TTM TECHNOLOGIES INC
filed 2014-05-06
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, of registrant outstanding at May 1, 2014: 83,344,619

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	March 31, 2014	December 30, 2013
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$317,993	$330,554
Accounts receivable, net	202,092	277,070
Accounts receivable due from related parties	16,975	13,312
Inventories	139,315	138,145
Prepaid expenses and other current assets	42,991	45,910

Total current assets	719,366	804,991
Property, plant and equipment, net of accumulated depreciation	788,296	810,672
Goodwill and definite-lived intangibles, net	37,509	39,781
Deposits and other non-current assets	16,963	18,131

Total Assets	$1,562,134	$1,673,575

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$96,205	$96,204
Accounts payable	154,888	192,357
Accounts payable due to related parties	19,882	19,547
Accrued salaries, wages and benefits	38,630	50,040
Equipment payable	53,628	59,936
Other accrued expenses	29,252	39,919

Total current liabilities	392,485	458,003

Convertible senior notes, net of discount	222,488	203,735
Long-term debt	225,702	273,804
Other long-term liabilities	27,121	32,738

Total long-term liabilities	475,311	510,277

Commitments and contingencies (Note 11)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 83,263 and 82,655 shares issued and outstanding in 2014 and 2013, respectively	83	83
Additional paid-in capital	581,417	576,644
Retained earnings	60,473	64,272
Statutory surplus reserve	18,692	18,692
Accumulated other comprehensive income	33,673	45,604

Total equity	694,338	705,295

Total Liabilities and Equity	$1,562,134	$1,673,575

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended March 31, 2014 and April 1, 2013

	Quarter Ended
	March 31, 2014	April 1, 2013
	(Unaudited) (In thousands, exceptper share data)
Net sales	$291,895	$325,392
Cost of goods sold	253,389	274,662

Gross profit	38,506	50,730

Operating expenses:
Selling and marketing	9,323	9,190
General and administrative	22,494	26,558
Amortization of definite-lived intangibles	2,236	2,328

Total operating expenses	34,053	38,076

Operating income	4,453	12,654

Other income (expense):
Interest expense	(6,206)	(6,278)
Loss on extinguishment of debt	(506)	—
Other, net	(3,395)	1,001

Total other expense, net	(10,107)	(5,277)

(Loss) Income before income taxes	(5,654)	7,377
Income tax benefit (provision)	1,855	(784)

Net (loss) income	(3,799)	6,593
Less: Net income attributable to the noncontrolling interest	—	(1,441)

Net (loss) income attributable to TTM Technologies, Inc. stockholders	$(3,799)	$5,152

(Loss) Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic (loss) earnings per share	$(0.05)	$0.06

Diluted (loss) earnings per share	$(0.05)	$0.06

Weighted-average shares used in computing per share amounts:
Basic	82,925	82,150

Diluted	82,925	82,842

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive (Loss) Income

For the Quarters Ended March 31, 2014 and April 1, 2013

	Quarter Ended
	March 31, 2014	April 1, 2013
	(Unaudited)
	(In thousands)
Net (loss) income	$(3,799)	$6,593
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(12,093)	2,533
Net unrealized gains (losses) on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the period, net	120	(381)
Loss realized in net earnings	25	—

Net	145	(381)

Unrealized gains (losses) on available for sale securities:
Unrealized loss on available for sale securities during period	(20)	(18)
Loss realized in net earnings	37	—

Net	17	(18)

Other comprehensive (loss) income, net of tax	(11,931)	2,134

Comprehensive (loss) income	(15,730)	8,727
Less: comprehensive income attributable to the noncontrolling interest	—	(1,730)

Comprehensive (loss) income attributable to TTM Technologies, Inc. stockholders	$(15,730)	$6,997

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended March 31, 2014 and April 1, 2013

	Quarter Ended
	March 31, 2014	April 1, 2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(3,799)	$6,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	23,707	23,137
Amortization of definite-lived intangible assets	2,236	2,328
Accretion of convertible notes debt discount and amortization of debt issuance costs	2,523	2,054
Deferred income taxes	1,266	1,257
Stock-based compensation	2,168	2,330
Loss on extinguishment of debt	506	—
Other	3,660	(555)
Payment of accreted interest on convertible senior notes	(1,324)	—
Changes in operating assets and liabilities:
Accounts and notes receivable, net	71,315	745
Inventories	(1,169)	(4,609)
Prepaid expenses and other current assets	2,385	1,917
Accounts payable	(36,919)	(24,971)
Accrued salaries, wages and benefits and other accrued expenses	(21,179)	141

Net cash provided by operating activities	45,376	10,367

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(28,914)	(11,669)
Proceeds from sale of property, plant and equipment and assets held for sale	100	128

Net cash used in investing activities	(28,814)	(11,541)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	30,000	—
Repayment of long-term debt borrowing	(48,101)	—
Repurchase of convertible senior notes	(5,411)	—
Payment of debt issuance costs	(1,626)	—
Purchase of convertible senior note hedge	(7,953)	—
Proceeds from warrants	4,053	—

Net cash used in financing activities	(29,038)	—

Effect of foreign currency exchange rates on cash and cash equivalents	(85)	(168)

Net decrease in cash and cash equivalents	(12,561)	(1,342)
Cash and cash equivalents at beginning of period	330,554	285,433

Cash and cash equivalents at end of period	$317,993	$284,091

Noncash transactions:
Property, plant and equipment recorded in equipment payable	$67,924	$71,544

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with fourth quarter ending on the Monday nearest December 31.

(2) Restructuring Charges

On September 6, 2013, the Company announced its plan to cease manufacturing at its Suzhou, China facility and lay off 774 employees at this site. The Company has ceased production, but complete shutdown of the facility is not expected until the second quarter of 2014. The Suzhou, China manufacturing facility is included in the Asia Pacific reporting unit and operating segment.

As of March 31, 2014, 27 employees had not yet been separated. The Company expects most of the remaining employees to be separated and the remaining accrued restructuring costs to be paid by the end of the second quarter of 2014. Accrued restructuring costs are included as a component of accrued salaries, wages and benefits in the consolidated condensed balance sheet.

The below table shows the utilization of the accrued restructuring costs during the quarter ended March 31, 2014:

(In thousands)
Accrued at December 30, 2013	$637
Adjustment to estimated employee separation charges	(24)
Amount paid	(237)

Accrued at March 31, 2014	$376

(3) Inventories

Inventories as of March 31, 2014 and December 30, 2013 consist of the following:

	As of
	March 31, 2014	December 30, 2013
	(In thousands)
Inventories:
Raw materials	$43,950	$42,533
Work-in-process	52,346	48,338
Finished goods	43,019	47,274

	$139,315	$138,145

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(4) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of March 31, 2014 and December 30, 2013:

	Average Effective Interest Rate as of March 31, 2014	March 31, 2014	Average Effective Interest Rate as of December 30, 2013	December 30, 2013
	(In thousands)
Term loan due September 2016	2.53%	$321,900	2.55%	$370,000
Other	6.00%	7	6.00%	8

		321,907		370,008
Less: current maturities		(96,205)		(96,204)

Long-term debt, less current maturities		$225,702		$273,804

The calendar maturities of long-term debt through 2016 are as follows:

(In thousands)
Remaining 2014	$48,103
2015	96,204
2016	177,600

$321,907

Credit Agreement

In 2012, the Company became a party to a facility agreement (Credit Agreement) consisting of a $370,000 senior secured term loan (Term Loan), a $90,000 senior secured revolving loan (Revolving Loan), and a secured $80,000 letters of credit facility (Letters of Credit Facility). The Term Loan and Letters of Credit Facility will mature on September 14, 2016. The Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of the Company’s Asia Pacific operating segment and is senior to all other debt, including the convertible senior notes. See Note 5. The Company has fully and unconditionally guaranteed the full and punctual payment of all Credit Agreement related obligations of its Asia Pacific operating segment.

As of March 31, 2014 and December 30, 2013, the remaining unamortized debt issuance costs included in other non-current assets was $1,728 and $1,937 and is amortized to interest expense over the term of the Company’s Credit Agreement using the effective interest rate method. At March 31, 2014, the remaining amortization period for the unamortized debt issuance costs was 2.2 years.

The Company is also required to pay a commitment fee of 0.50% per annum on any unused portion of the loan and letters of credit facility granted under the Credit Agreement. The Company incurred commitment fees related to unused borrowing availability of $133 and $96 for the quarters ended March 31, 2014 and April 1, 2013, respectively. As of March 31, 2014, the outstanding amount of the Term Loan under the Credit Agreement is $321,900, of which $96,200 is due for repayment in September 2014 and March 2015 and is included as short-term debt, with the remaining $225,700 included as long-term debt. None of the Revolver was outstanding under the Credit Agreement as of March 31, 2014. Available borrowing capacity under the Revolving Loan was $90,000 at March 31, 2014.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility with a lender in the People’s Republic of China (PRC). Under this arrangement, the lender has made available to the Company approximately $46,700 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2014. As of March 31, 2014, the revolver had not been drawn upon.

Letters of Credit

The Company has an $80,000 Letters of Credit Facility under the Credit Agreement, as mentioned above. As of March 31, 2014, letters of credit in the amount of $56,986 were outstanding under this Credit Agreement. The Company has other standby letters of credit outstanding in the amount of $3,394 million, as well other unused letter of credit facilities in the amount of $31,100. The outstanding standby letters of credit and unused letter of credit facilities expire between December 31, 2014 and February 28, 2015.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(5) Convertible Senior Notes

Convertible Senior Notes due 2020

In December 2013, the Company issued 1.75% convertible senior notes due December 15, 2020, in a public offering for an aggregate principal amount of $220,000. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness.

During the quarter ended March 31, 2014, the Company closed the sale of an additional $30,000 aggregate principal amount of its 1.75% convertible senior notes due 2020 (Additional Notes). The Additional Notes were sold pursuant to the exercise of an over-allotment option granted by the Company in the underwriting agreement related to the offer and sale of $220,000 aggregate principal amount of its 1.75% convertible senior notes due 2020.

In connection with the offering of the Additional Notes, the Company entered into additional convertible note hedge and warrant transactions (Additional Call Spread Transaction) with respect to shares of its common stock. The additional convertible note hedge, which cost an aggregate $7,953 and was recorded, net of tax, as a reduction of additional paid-in capital, consists of the Company’s option to purchase up to 3,100 common stock shares at a price of $9.64 per share and will expire upon the maturity of the notes. Additionally, the Company sold warrants to purchase 3,100 shares of its common stock at a price of $14.26 per share. The warrants expire ratably from March 2021 through January 2022. The proceeds from the sale of warrants of $4,053 was recorded as an increase to additional paid-in capital. The 2020 Additional Call Spread Transaction has no effect on the terms of the convertible senior notes due 2020 and reduces potential dilution by effectively increasing the conversion price of the convertible senior notes due 2020 to $14.26 per share of the Company’s common stock.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be 32,425.

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

During the quarter ended March 31, 2014, the Company repurchased $6,514 of notes at approximately 103.4% of their principal amount. The repurchase of the convertible senior notes was accounted for as an extinguishment of debt, and accordingly, the Company recognized a $506 loss primarily associated with the premium paid to repurchase the convertible senior notes and the recognition of certain remaining unamortized debt discount and issuance costs.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be 2,587.

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

As of March 31, 2014 and December 30, 2013, the following summarizes the liability and equity components of the convertible senior notes:

	As of March 31, 2014			As of December 30, 2013
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(in thousands)
Liability components:
Convertible senior notes due 2020	$250,000	$(58,295)	$191,705	$220,000	$(52,833)	$167,167
Convertible senior notes due 2015	32,395	(1,612)	30,783	38,909	(2,341)	36,568

Total	$282,395	$(59,907)	$222,488	$258,909	$(55,174)	$203,735

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

	As of March 31, 2014			As of December 30, 2013
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Equity components:
Additional paid-in capital:
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311	$53,000	$(1,644)	$51,356
Convertible senior notes due 2015	39,781	$(1,413)	38,368	39,928	$(1,413)	38,515

	$100,008	$(3,329)	$96,679	$92,928	$(3,057)	$89,871

The components of interest expense resulting from the convertible senior notes for the quarters ended March 31, 2014 and April 1, 2013 are as follows:

	For the Quarter Ended
	March 31, 2014	April 1, 2013
	(In thousands)
Contractual coupon interest
Convertible senior notes due 2020	$1,085	$—
Convertible senior notes due 2015	263	1,422

	$1,348	$1,422

Amortization of debt discount
Convertible senior notes due 2020	$1,764	$—
Convertible senior notes due 2015	338	1,680

	$2,102	$1,680

Amortization of debt issuance costs
Convertible senior notes due 2020	$177	$—
Convertible senior notes due 2015	34	169

	$211	$169

As of March 31, 2014 and December 30, 2013, remaining unamortized debt issuance costs included in other non-current assets were $6,005 and $5,399, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At March 31, 2014, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 6.6 years.

For the quarter ended March 31, 2014, the amortization of debt discount and debt issuance costs for the 2020 convertible senior notes and the 2015 convertible senior notes is based on an effective interest rate of 6.48% and 8.37%, respectively. For the quarter ended April 1, 2013, the amortization of debt discount and debt issuance costs for the 2015 convertible senior notes is based on an effective interest rate of 8.37%.

(6) Income Taxes

The Company’s effective tax rate was 32.8% and 10.6% for the quarters ended March 31, 2014 and April 1, 2013, respectively. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from the Company’s operations in lower-tax jurisdictions in China, the apportioned state income tax rates, generation of other credits and deductions available to us, and certain non-deductible items.

During the quarter ended March 31, 2014, the Company’s effective tax rate was further impacted by a discrete tax benefit resulting from the retroactive approval of the high technology enterprise status for certain Chinese subsidiaries within the Company’s Asia Pacific operating segment. The Company’s effective tax rate for the quarter ended April 1, 2013 was impacted by the recognition of discrete tax benefits from the extension of federal research and development credit laws, and from the approval of research and development deduction in China.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

(7) Financial Instruments

Derivatives

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts as of March 31, 2014 and December 30, 2013 was approximately $40,038 and $47,000, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	March 31, 2014	December 30, 2013
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other accrued expenses	$(70)	$(751)
Foreign exchange contracts	Deposits and other non-current assets	—	10

Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	310	647
Foreign exchange contracts	Other accrued expenses	(1,146)	(899)
Foreign exchange contracts	Other long-term liabilities	(812)	(1,288)

		$(1,718)	$(2,281)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Quarter Ended
		March 31, 2014			April 1, 2013
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Foreign currency forward	Depreciation expense	$120	$25	$—	$(381)	$—	$—

		$120	$25	$—	$(381)	$—	$—

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the quarters ended March 31, 2014 and April 1, 2013:

	For the Quarter Ended
	March 31, 2014	April 1, 2013
	(In thousands)
Beginning balance unrealized loss, net of tax	$(1,613)	$(15)
Changes in fair value, net of tax	120	(381)
Reclassification to earnings	25	—

Ending balance unrealized loss, net of tax	$(1,468)	$(396)

The Company expects that approximately $162 of expense will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain (loss) recognized in other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

	For the Quarter Ended
	March 31, 2014	April 1, 2013
	(In thousands)
Derivative instruments not designated as hedges:
Foreign exchange contracts	$522	$(531)
Interest rate swap	—	477

	$522	$(54)

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2014 and December 30, 2013 were as follows:

	March 31, 2014		December 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$69	$69	$148	$148
Derivative assets, current	310	310	647	647
Derivative liabilities, current	1,216	1,216	1,650	1,650
Derivative assets, non-current	—	—	10	10
Derivative liabilities, non-current	812	812	1,288	1,288
Long-term debt	321,907	321,248	370,008	369,402
Convertible senior notes due 2015	30,783	33,360	36,568	39,960
Convertible senior notes due 2020	191,705	277,425	167,167	237,050

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

The fair value of the long-term debt was estimated based on discounting the debt over its life using current market rates for similar debt as of March 31, 2014 and December 30, 2013.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 inputs.

As of March 31, 2014 and December 30, 2013, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(8) Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income as of March 31, 2014 and December 30, 2013:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Total
	(In thousands)
Ending balance at December 30, 2013	$47,280	$(1,613)	$(63)	$45,604
Other comprehensive income (loss) before reclassifications	(12,093)	120	(20)	(11,993)
Amounts reclassified from accumulated other comprehensive income	—	25	37	62

Other comprehensive (loss) income	(12,093)	145	17	(11,931)

Ending balance at March 31, 2014	$35,187	$(1,468)	$(46)	$33,673

Foreign currency translation amounts as of March 31, 2014 and December 30, 2013 are net of tax of $3,013 and $3,132, respectively.

The following provides a summary of reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2014 and April 1, 2013:

		Amount Reclassified from Accumulated Other Comprehensive Income For the Quarter Ended
Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	March 31, 2014	April 1, 2013
Loss on cash flow hedges	Depreciation expense, net of tax	$25	$—

Loss on available for sale securities	Other, net, net of tax	$37	$—

(9) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the computer, networking and communications, and aerospace and defense industries. Most are located outside the United States, with the exception of aerospace and defense industries. The Company performs ongoing credit evaluations of customers, does not require collateral and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarters ended March 31, 2014 and April 1, 2013 one customer accounted for approximately 16% and 14%, respectively, of the Company’s net sales.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

At March 31, 2014 and December 30, 2013, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	March 31, 2014	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$147,339	$147,339	$—	—
Available for sale securities	69	69	—	—
Foreign exchange derivative assets	310	—	310	—
Foreign exchange derivative liabilities	2,028	—	2,028	—

	December 30, 2013	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$23,838	$23,838	$—	—
Available for sale securities	148	148	—	—
Foreign exchange derivative assets	657	—	657	—
Foreign exchange derivative liabilities	2,938	—	2,938	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarters ended March 31, 2014 and April 1, 2013. See Note 7 for the fair value disclosures over long-term debt and convertible senior notes.

(11) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at March 31, 2014 and December 30, 2013. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as compliance with air quality standards. The Company believes that its facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities are taking various steps to tighten the rules and regulations governing environmental issues. An update to Chinese environmental law was issued in late 2012, but allows for an interim period in which foreign entities may adjust to the new regulatory regime and come into full compliance with the new laws. The Company’s plants in China are not yet in full compliance with the current environmental regulations as updated in late 2012. The Company does not anticipate any immediate risk of government fines or temporary closure of Chinese plants. The Company has established and enacted an investment plan, which includes capital expenditures estimated to be approximately $4,700 for 2014, to address the regulatory changes in order to come into full compliance during the interim period.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(12) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters ended March 31, 2014 and April 1, 2013:

	Quarter Ended
	March 31, 2014	April 1, 2013
	(In thousands, except per share amounts)
Net (loss) income attributable to TTM Technologies, Inc. stockholders	$(3,799)	$5,152

Weighted average shares outstanding	82,925	82,150
Dilutive effect of performance-based stock units, restricted stock units and stock options	—	692

Diluted shares	82,925	82,842

(Loss) earnings per share attributable to TTM Technologies, Inc stockholders:
Basic	$(0.05)	$0.06

Diluted	$(0.05)	$0.06

For the quarter ended March 31, 2014, potential shares of common stock, consisting of stock options to purchase approximately 597 shares of common stock at exercise prices ranging from $5.78 to $16.82 per share, 1,769 restricted stock units, and 229 performance-based restricted stock units were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

For the quarter ended April 1, 2013, performance-based stock units, restricted stock units and stock options to purchase 2,508 shares of common stock, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

Additionally, for the quarters ended March 31, 2014 and April 1, 2013, the effect of 27,970 and 10,963 shares of common stock, related to the Company’s convertible senior notes, respectively, and warrants to purchase 28,020 and 10,963 shares of common stock, respectively, were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

(13) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	March 31, 2014	April 1, 2013
	(In thousands)
Cost of goods sold	$263	$303
Selling and marketing	335	362
General and administrative	1,570	1,665

Stock-based compensation expense recognized	2,168	2,330
Income tax benefit recognized	(570)	(497)

Total stock-based compensation expense after income taxes	$1,598	$1,833

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of performance-based restricted stock units (PRUs), representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which are based on revenue and EBITDA (earnings before interest, tax, depreciation, and amortization expense), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to the S&P SmallCap 600 for PRUs granted in 2012, and, for PRUs granted in 2013 and 2014, a group of peer companies selected by the Company’s compensation committee, over the three-year performance period.

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter ended March 31, 2014, management determined that vesting of the PRU awards was probable. PRUs activity for the quarter ended March 31, 2014 was as follows:

Shares
(In thousands)
Outstanding target shares at December 30, 2013	353
Granted:
Third tranche of 2012 grant	59
Second tranche of 2013 grant	113
First tranche of 2014 grant	86
Change in units due to annual performance achievement	(10)
Vested	(90)
Forfeitures / cancellations	(34)

Outstanding target shares at March 31, 2014	477

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarters ended March 31, 2014 and April 1, 2013, the following assumptions were used in determining the fair value:

	March 31, 2014[1]	April 1, 2013[2]
Weighted-average fair value	$5.80	$6.79
Risk-free interest rate	0.4%	0.3%
Dividend yield	—	—
Expected volatility	41%	49%
Expected term in months	23	25

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2012, second year of the three-year performance period applicable to PRUs granted in 2013 and first year of the three-year performance period applicable to PRUs granted in 2014.

(2)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2011, second year of the three-year performance period applicable to PRUs granted in 2012 and first year of the three-year performance period applicable to PRUs granted in 2013.

Restricted Stock Units

The Company granted 760 and 828 restricted stock units during the quarters ended March 31, 2014 and April 1, 2013, respectively. The units granted have a weighted-average fair value per unit of $8.00 and $8.27 for the quarters ended March 31, 2014 and April 1, 2013, respectively. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarters ended March 31, 2014 and April 1, 2013.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of March 31, 2014:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
PRU awards	$2,102	1.9
RSU awards	10,866	1.6
Stock option awards	52	0.4

	$13,020

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

	For the Quarter Ended
	March 31, 2014	April 1, 2013
	(In thousands)
Net Sales:
Asia Pacific	$165,666	$202,583
North America	126,589	123,589

Total sales	292,255	326,172
Inter-segment sales	(360)	(780)

Total net sales	$291,895	$325,392

Operating Segment Income:
Asia Pacific	$3,867	$11,125
North America	2,822	3,857

Total operating segment income	6,689	14,982
Amortization of definite-lived intangibles	(2,236)	(2,328)

Total operating income	4,453	12,654
Total other expense	(10,107)	(5,277)

(Loss) income before income taxes	$(5,654)	$7,377

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarter ended March 31, 2014 and April 1, 2013 are sales from the Asia Pacific operating segment to the North America operating segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

(15) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. For the quarters ended March 31, 2014 and April 1, 2013, the Company’s foreign subsidiaries purchased $11,790 and $19,137 respectively, of laminate and prepreg from these related parties.

Dongguan Shengyi Electronics Ltd., (SYE) is a related party as a significant shareholder of the Company holds an equity interest in the parent company of SYE. Subsequent to the Company’s sale of its controlling interest in SYE in June 2013, the Company began selling PCBs to, and purchasing PCBs from, SYE. Sales to and purchases from SYE, for the quarter ended March 31, 2014 were approximately $10,147 and $271, respectively. There were no sales to or purchases from SYE for the quarter ended April 1, 2013.

As of March 31, 2014 and December 30, 2013, the Company’s consolidated condensed balance sheet included $19,882 and $19,547, respectively, in accounts payable due to, and $16,975 and $13,312, respectively, in accounts receivable due from a related party for the purchase of laminate and prepreg, and sales of PCBs to SYE, as mentioned above.

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2013, filed with the SEC.

OVERVIEW AND RECENT DEVELOPMENTS

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We provide our customers time-to-market and advanced technology products and offer a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. We serve a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets, mobile media devices and smartphones. We also serve the aerospace and defense, high-end computing, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

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

In the normal course of operations, we are exposed to risks associated with fluctuations in foreign currency exchange rates. Specifically, we are subject to risks associated with transactions that are denominated in currencies other than our functional currencies. Our primary foreign exchange exposure is to the Chinese Renminbi (RMB). In the first quarter ended March 31, 2014, our consolidated condensed statement of operations includes an unrealized foreign exchange loss of approximately $3.6 million, due to the rapid depreciation of the RMB against the U.S. Dollar. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB nor do we currently use derivative instruments to reduce exposure to foreign currency risk for loans due from our foreign subsidiaries.

Labor costs represent a significant portion of our total manufacturing costs. Our labor costs in the People’s Republic of China (PRC) have increased rapidly over the past number of years and as a result of mandated increases in the minimum wage and increased compensation offered to our labor force and due to the reduction of overtime hours that we implemented to meet standards required by some of our global customers. These increases in labor costs have reduced the gross and operating margins of our Asia Pacific operating segment. We believe annual labor rate increases together with increased pricing pressures from our principal customers and the reduction in our first quarter and second quarter operating leverage due to the seasonal nature of our business will occur each year for the foreseeable future and may further reduce gross and operating margins in our Asia Pacific operating segment.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our 10 largest customers accounted for 53% and 51% of our net sales for the quarters ended March 31, 2014 and April 1, 2013, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we serve for the periods indicated.

	Quarter Ended
End Markets(1)	March 31, 2014	April 1, 2013
Aerospace/Defense	17%	16%
Cellular Phone(2)	15	17
Computing/Storage/Peripherals(2)	18	19
Medical/Industrial/Instrumentation	10	8
Networking/Communications	34	34
Other(2)	6	6

Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablet PCs are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.

For PCBs, we measure the time sensitivity of our products by tracking the quick-turn percentage of our work. We define quick-turn orders as those with delivery times of 10 days or less, which typically captures research and development, prototype, and new product introduction work, in addition to unexpected short-term production demand from our customers. Generally, we quote prices after we receive the design specifications and the time and volume requirements from our customers. Our quick-turn services command a premium price as compared to our standard lead-time products.

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

Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products as well as stock-based compensation expense. Many factors affect our gross margin, including capacity utilization, product mix, product quality issues, production volume, and yield. We generally do not participate in any significant long-term contracts with suppliers, and we believe there are a number of potential suppliers for the raw materials we use.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2013 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since December 30, 2013.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statement of operations:

	Quarter Ended
	March 31, 2014	April 1, 2013
Net sales	100.0%	100.0%
Cost of goods sold	86.8	84.4

Gross profit	13.2	15.6

Operating expenses:
Selling and marketing	3.2	2.8
General and administrative	7.7	8.2
Amortization of definite-lived intangibles	0.8	0.7

Total operating expenses	11.7	11.7

Operating income	1.5	3.9
Other income (expense):
Interest expense	(2.1)	(1.9)
Loss on extinguishment of debt	(0.2)	—
Other, net	(1.1)	0.3

Total other expense, net	(3.4)	(1.6)

(Loss) Income before income taxes	(1.9)	2.3
Income tax benefit (provision)	0.6	(0.3)

Net (loss) income	(1.3)	2.0
Less: Net (income) loss attributable to noncontrolling interest	—	(0.4)

Net (loss) income attributable to TTM Technologies, Inc. stockholders	(1.3)%	1.6%

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

The following table compares net sales by reportable segment for the quarters ended March 31, 2014 and April 1, 2013:

	Quarter Ended
	March 31, 2014	April 1, 2013
	(In thousands)
Net Sales:
Asia Pacific	$165,666	$202,583
North America	126,589	123,589

Total sales	292,255	326,172
Inter-segment sales	(360)	(780)

Total net sales	$291,895	$325,392

Net Sales

Net sales decreased $33.5 million, or 10.3%, from $325.4 million for the first quarter of 2013 to $291.9 million for the first quarter of 2014.

Net sales for the Asia Pacific operating segment, excluding inter-segment sales, decreased $36.5 million, or 18.1%, from $201.8 million in the first quarter of 2013 to $165.3 million in the first quarter of 2014. This decrease is primarily due to the absence of net sales resulting from the sale of a controlling equity interest in a subsidiary in the second quarter of 2013 combined with lower demand in our Cellular Phone end market, which resulted in a 28% decrease in PCB shipments from the first quarter of 2013. This decrease in net sales was partially offset by a 13% increase in the average PCB selling price, which was driven by product mix shift.

Net sales for the North America operating segment increased $3.0 million, or 2.4%, from $123.6 million in the first quarter of 2013 to $126.6 million in the first quarter of 2014. This increase was primarily due to a 26% increase in demand for backplane assemblies for the Networking / Communications end market. This increase in net sales was partially offset by a 4% decrease in demand for PCB products, primarily in the Aerospace/Defense end market.

Gross Margin

Gross margin decreased from 15.6% for the first quarter of 2013 to 13.2% for the first quarter of 2014.

Gross margin for the Asia Pacific segment decreased from 15.6% for the first quarter of 2013 to 13.0% for the first quarter of 2014, primarily due to lower utilization and increased equipment related expenses at our advanced technology plants.

Gross margin for the North America segment decreased from 15.5% for the first quarter of 2013 to 13.5% for the first quarter of 2014, primarily due to a mix shift toward lower margin assembly products and lower cost absorption due to lower production volumes at certain PCB fabrication plants.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.1 million, from $9.2 million for the first quarter of 2013 to $9.3 million for the first quarter of 2014. As a percentage of net sales, selling and marketing expenses were 2.8% for the first quarter of 2013 as compared to 3.2% for the first quarter of 2014. The increase in selling and marketing expense as a percentage of net sales is primarily due to lower net sales.

General and Administrative Expense

General and administrative expenses decreased $4.1 million from $26.6 million, or 8.2% of net sales, for the first quarter of 2013 to $22.5 million, or 7.7% of net sales, for the first quarter of 2014. The decrease in expense primarily relates to costs savings from the sale of a controlling equity interest in a subsidiary in the Asia Pacific operating segment, and lower incentive compensation expense.

Other Income (Expense)

Other expense, net increased $4.8 million from $5.3 million for the first quarter of 2013 to $10.1 million for the first quarter of 2014. The increase in other expense, net was primarily due to unrealized foreign currency transaction losses of $3.6 million due to the rapid depreciation of the Chinese RMB against the U.S. Dollar, and $0.5 million loss on the extinguishment of debt related to repurchase of a portion of convertible senior notes due 2015. For the quarter ended April 1, 2013, we had an unrealized foreign currency transaction gain of $0.8 million.

Income Taxes

The provision for income taxes decreased $2.7 million from a $0.8 million tax provision for the first quarter of 2013 to $1.9 million tax benefit for the first quarter of 2014. Our effective tax rate was 10.6% for the first quarter of 2013 and 32.8% for the first quarter of 2014. The decrease in our provision for income taxes is primarily due to a $1.5 million discrete tax benefit resulting from the retroactive approval of the high technology enterprise status for a subsidiary within the Asia Pacific operating segment. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of March 31, 2014 and December 30, 2013, we had net deferred income tax assets of approximately $4.0 million and $5.4 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

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

As of March 31, 2014, we had net working capital of approximately $326.9 million compared to $347.0 million as of December 30, 2013.

As of March 31, 2014, we had cash and cash equivalents of approximately $318.0 million, of which approximately $96.7 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of March 31, 2014, $93.0 million was located in Asia and $3.7 million was located in Europe. Cash and cash equivalents located in our Asia Pacific operating segment are expected to be used in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China, as well as in Europe, totaled approximately $12.1 million which are managed in conjunction with our U.S. operations, are expected to be repatriated and will be subject to U.S. income tax.

Our 2014 capital expenditure plan is expected to total approximately $100.0 million (of which approximately $80.0 million relates to our Asia Pacific operating segment). The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced technology manufacturing, comply with increased environmental regulations, replace aging equipment, and expand our technological capabilities.

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

Credit Agreement

We are party to a facility agreement (Credit Agreement) consisting of a $370.0 million senior secured Term Loan, a $90.0 million senior secured Revolving Loan and a secured $80.0 million Letters of Credit Facility. The Term Loan and Letters of Credit Facility will mature on September 14, 2016, and the Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of our Asia Pacific operating segment and is senior to all of our other debt, including the convertible senior notes. We have fully and unconditionally guaranteed the full and punctual payment of all Credit Agreement related obligations of the Asia Pacific operating segment.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR plus an interest margin of 2.38%. At March 31, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.53%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current ratio, and interest coverage ratios for both us and our Asia Pacific operating segment. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. At March 31, 2014, we were in compliance with the covenants.

We are required to pay a commitment fee of 0.50% per annum on any unused portion of the loans and letters of credit facility granted under the Credit Agreement. We incurred $0.1 million for the quarter ended March 31, 2014 in commitment fees. As of March 31, 2014, the outstanding amount of the Term Loan was $321.9 million, of which $96.2 million is due for repayment in September 2014 and March 2015 and is included as short-term debt, with the remaining $225.7 million included as long-term debt. None of the Revolving Loan associated with the Credit Agreement was outstanding at March 31, 2014. Available borrowing capacity under the Revolving Loan was $90.0 million as of March 31, 2014.

We have an $80.0 million Letters of Credit Facility under the Credit Agreement. As of March 31, 2014, letters of credit in the amount of $57.0 million were outstanding under our Credit Agreement. We have other standby letters of credit outstanding in the amount of $3.4 million, as well as other unused letter of credit facilities in the amount of $31.1 million. The outstanding standby letters of credit and unused letter of credit facilities expire between December 31, 2014 and February 28, 2015.

We are party to a revolving loan credit facility with a lender in the PRC. Under this arrangement, the lender has made available to us approximately $46.7 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2014. As of March 31, 2014, the revolver had not been drawn upon.

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

During the quarter ended March 31, 2014, we closed the sale of an additional $30.0 million aggregate principal amount of our 1.75% convertible senior notes due 2020 (Additional Notes). The Additional Notes were sold pursuant to the exercise of an over-allotment option granted by us in the underwriting agreement related to the offer and sale of $220.0 million aggregate principal amount of our 1.75% convertible senior notes due 2020. In connection with the offering of the Additional Notes, we entered into additional convertible note hedge transactions with respect to shares of our common stock. The additional purchased call options cover up to approximately 3.1 million shares of common stock, at a strike price of $9.64 and will expire upon the maturity of the notes. Additionally, we also entered into additional warrant transactions, whereby we sold warrants to acquire up to approximately 3.1 million shares of common stock at a strike price of $14.26.

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

During the quarter ended March 31, 2014, we repurchased $6.5 million principal amount of notes at approximately 103.4% of their principal amount. This repurchase was also accounted for as an extinguishment of debt and, accordingly, we recognized a loss of approximately $0.5 million, primarily associated with the premium paid to repurchase the convertible senior notes and the recognition of certain remaining unamortized debt discount and issuance costs.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of March 31, 2014:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations(1)
Long-term debt obligations	$321,907	$96,205	$225,702	$—	$—
Convertible debt obligations	282,395	—	32,395	—	250,000
Interest on debt obligations	46,281	12,888	15,893	8,750	8,750
Foreign currency forward contract liabilities	2,028	1,216	812	—	—
Equipment payables	65,642	53,628	12,014	—	—
Purchase obligations	25,249	22,416	2,833	—	—
Operating lease commitments	6,757	2,663	2,703	1,094	297

Total contractual obligations	$750,259	$189,016	$292,352	$9,844	$259,047

(1)	Unrecognized uncertain tax benefits of $2.7 million are not included in the table above as we have not determined when the amount will be paid.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued an update that would require an unrecognized tax benefit, or a portion of an unrecognized benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We adopted the amendment on January 1, 2014, and our adoption did not have a material impact on our financial statements.

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

To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 30, 2013 for further discussion of market risks associated with interest rates. Our exposure to interest rate risks has not changed materially since December 30, 2013.

Foreign Currency Risks

We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of the reporting process. Our Asia Pacific operations utilize the RMB and the Hong Kong Dollar (HKD) as the functional currencies, which results in us recording a translation adjustment that is included as a component of accumulated other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. In the quarter ended March 31, 2014, our consolidated condensed statement of operations includes an unrealized foreign exchange loss of approximately $3.6 million, due to the rapid depreciation of the RMB against the U.S. Dollar. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB and HKD nor do we currently use derivative instruments to reduce exposure to foreign currency risk for loans due from our foreign subsidiaries. However, we may consider the use of derivatives in the future. In general, our PRC customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts as of March 31, 2014 and December 30, 2013 was approximately $40.0 million and $47.0 million, respectively. We have designated certain of these foreign exchange contracts as cash flow hedges.

See Liquidity and Capital Resources and Credit Agreement appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of March 31, 2014, approximately 46.7% of our total debt was based on fixed rates. Based on our borrowings as of March 31, 2014, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $3.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2014, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation. We believe that the amount of any reasonably possible or probable loss for known matters would not be material to our financial statements; however, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition or results of operations or cash flows in a particular period.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of March 31, 2014, we had an aggregate of approximately $186 million in current assets denominated in Chinese RMB and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. Dollar and the RMB and the U.S. Dollar and the HKD cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the U.S Dollar or in the HKD, the depreciation of the RMB against the U.S. Dollar or the HKD, will have an adverse impact on our financial condition and results of operations (including the cost of servicing, and the value in our balance sheet of, the U.S Dollar and HKD-denominated indebtedness). Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures, despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to our customers beyond the cost of the PCB, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain technology errors and omissions insurance, we cannot assure investors that we will continue to be able to purchase such insurance coverage in the future on terms that are satisfactory to us, if at all, or that insurance will cover the specific defect issues that arise.

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

A small number of customers are responsible for a significant portion of our sales. Collectively, our five largest OEM customers accounted for approximately 39% and 35% of our net sales for the quarters ended March 31, 2014 and April 1, 2013, respectively, and one customer represented 16% and 14% of our sales in the quarters ended in March 31, 2014 and April 1, 2013, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

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

The Chinese member firm of the KPMG network, of which our independent registered public accounting firm is also a member, may be temporarily suspended from practicing before the SEC. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which could cause a default under our Credit Agreement or our Convertible Senior Notes and may result in acceleration of significant amounts of indebtedness.

In the quarter ended March 31, 2014, approximately 57% of our total net sales were generated from our significant operations in the People’s Republic of China. Certain of our independent registered public accounting firm’s audit documentation related to their audit as of and for the fiscal year ending December 29, 2014 may be located in China, and certain audit procedures may take place within China’s borders.

On January 22, 2014 an SEC administrative law judge issued an initial decision suspending the Chinese member firms of the “Big Four” accounting firms, among others, from practicing before the SEC for six months as a result of their failure to provide certain documents to the SEC because to do so would violate Chinese law. The decision is not yet effective and will only become effective when and if the SEC endorses it. If the decision goes into effect, the work of our auditors with respect to our Chinese operations could be delayed.

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

In addition, we generally schedule our quick turnaround production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity. If we conclude we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities and lay off some of our employees. Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs, and asset impairments as well as potentially causing disruptions in our ability to supply customers.

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

On September 14, 2012, we became a party to a Credit Agreement. The Credit Agreement contains certain financial and operating covenants that include, among other provisions, limitations on dividends or other distributions, maintaining maximum total leverage ratios and minimum net worth, current assets, and interest coverage ratios at both the Company and the Asia Pacific operating segment level. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012) will not reduce their shareholding below 15% of TTM’s issued shares. Our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will continue to comply with all of these financial covenants. A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare amounts outstanding there under to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay the indebtedness owed under the Credit Agreement and our other indebtedness. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement.”

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

We have significant manufacturing operations in Asia and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities. For the quarter ended March 31, 2014, we generated 57% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

For the quarter ended March 31, 2014, aerospace and defense sales accounted for approximately 17% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments. The domestic and international threat of terrorist activity, emerging nuclear states and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. The U.S. government, however, is facing unprecedented budgeting constraints and the U.S. defense budget is currently declining as a result of budgetary pressures and the wind down of the conflicts in Iraq and Afghanistan. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, financial condition or results of operations.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank. These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries as required by Dodd-Frank. Compliance with these rules is likely to result in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our semiconductor devices as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

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

As of March 31, 2014, we had net deferred income tax assets of approximately $4.0 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings decline, we may have to increase our valuation allowance against our net deferred income tax assets, resulting in a higher income tax provision, which would reduce our earnings per share. Additionally, the ability to utilize deferred income tax assets is dependent upon the generation of taxable income in the specific tax jurisdictions that have deferred income tax assets.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of March 31, 2014, our consolidated balance sheet reflected $37.5 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, reduce our earnings.

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

As of March 31, 2014, we had total indebtedness of approximately $604.3 million, which represented approximately 47% of our total capitalization. We may incur substantial additional indebtedness in the future, including additional borrowings under our revolving credit facility.

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

We are subject to market risk from exposure to changes in interest rates based on our financing activities. As of March 31, 2014, $321.9 million, or 53%, of our outstanding indebtedness bore interest at a floating rate of LIBOR plus an applicable interest margin. Lines of credit we maintain at banks in mainland China used for working capital and capital investment for our mainland China facilities have interest rates tied to either LIBOR or People’s Bank of China rates with a margin adjustment. There can be no assurances that interest rates will not significantly change. Should LIBOR increase substantially in the future for any reason, our interest payments on our variable interest rate debt would also increase, lowering our net income. For additional information, see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk.”

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2014 we have made and expect to make significant capital expenditures to expand our HDI and other advanced manufacturing capabilities. We may not be able to raise additional funds in order to respond to technological changes as quickly as our competitors.

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

A facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the National Industrial Security Program Operating Manual, or NISPOM, and any other applicable U.S. government industrial security regulations. Further, due to the fact that a significant portion of our voting equity is owned by a non-U.S. entity, we are required to be governed by and operate in accordance with the terms and requirements of the Special Security Agreement, or the SSA. The terms of the SSA have been previously disclosed in our SEC filings.

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

Sales to EMS companies represented approximately 41% and 38% of our net sales for the quarters ended March 31, 2014 and April 1, 2013, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

The former owners of our Asia Pacific operating segment own a substantial percentage of our common stock.

We issued a large amount of stock to the principal owners of Meadville in connection with our acquisition of our Asia Pacific operating segment. As of March 31, 2014, approximately 33% of our common stock was beneficially owned by Su Sih (BVI) Limited, a company organized under the laws of the British Virgin Islands (referred to as Su Sih). Su Sih is a holding company wholly owned by Mr. Tang Hsiang Chien, a citizen of Hong Kong Special Administrative Region of the People’s Republic of China and the father of our director Mr. Tang Chung Yen, Tom. Su Sih and certain affiliates of Mr. Tang Hsiang Chien, if any, who are Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012), are entitled to jointly nominate one individual to our board of directors and a majority of the members of the board of directors of the Asia Pacific operating segment. If our Principal Shareholders — or any significant shareholder — were to sell a large number of shares of our common stock, the market price of our common stock could significantly decline. In addition, our relationship with our principal lenders might be negatively impacted.

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

Our 10 largest OEM customers accounted for approximately 53% and 51% of our net sales for the quarters ended March 31, 2014 and April 1, 2013, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 41% and 38% our net sales for the quarters ended March 31, 2014 and April 1, 2013, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

We rely on suppliers for the timely delivery of raw materials and components used in manufacturing our PCBs and backplane assemblies. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. The components for backplane assemblies in some cases have limited or sole sources of supply. Consolidations and restructuring in our supplier base may result in adverse materials pricing due to reduction in competition among our suppliers. Furthermore, if a raw material or component supplier fails to satisfy our product quality standards, including standards relating to “conflict metals” (discussed above in a separate risk factor), it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

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

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins and similar disruptions. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted. If unauthorized parties gain access to our information systems or such information is used in an unauthorized manner, misdirected, lost or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our results of operations and financial condition.

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

TTM Technologies, Inc.

/s/ Thomas T. Edman
Dated: May 6, 2014	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull
Dated: May 6, 2014	Todd B. Schull
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents