Form 10-Q
period 2014-06-30
TTM TECHNOLOGIES INC
filed 2014-08-05
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at July 31, 2014: 83,344,619

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	June 30, 2014	December 30, 2013
	(Unaudited, except for per share data) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$282,043	$330,554
Accounts receivable, net	230,165	277,070
Accounts receivable due from related parties	14,269	13,312
Inventories	146,113	138,145
Prepaid expenses and other current assets	34,633	45,910

Total current assets	707,223	804,991
Property, plant and equipment, net	780,445	810,672
Goodwill and definite-lived intangibles, net	35,299	39,781
Deposits and other non-current assets	16,773	18,131

Total Assets	$1,539,740	$1,673,575

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$96,205	$96,204
Convertible senior notes, net of discount	31,129	—
Accounts payable	148,973	192,357
Accounts payable due to related parties	20,482	19,547
Accrued salaries, wages and benefits	35,678	50,040
Equipment payable	44,529	59,936
Other accrued expenses	26,345	39,919

Total current liabilities	403,341	458,003

Convertible senior notes, net of discount	193,455	203,735
Long-term debt	225,701	273,804
Other long-term liabilities	24,796	32,738

Total long-term liabilities	443,952	510,277

Commitments and contingencies (Note 11)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 83,345 and 82,655 shares issued and outstanding in 2014 and 2013, respectively	83	83
Additional paid-in capital	583,267	576,644
Retained earnings	57,369	64,272
Statutory surplus reserve	18,692	18,692
Accumulated other comprehensive income	33,036	45,604

Total equity	692,447	705,295

Total Liabilities and Equity	$1,539,740	$1,673,575

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended June 30, 2014 and July 1, 2013

	Quarter Ended		Two Quarters Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
	(Unaudited) (In thousands, except per share data)
Net sales	$297,635	$338,021	$589,530	$663,413
Cost of goods sold	259,035	289,564	512,424	564,226

Gross profit	38,600	48,457	77,106	99,187

Operating expenses:
Selling and marketing	8,637	9,559	17,960	18,749
General and administrative	22,684	26,141	45,178	52,699
Amortization of definite-lived intangibles	2,236	2,327	4,472	4,655
Impairment of long-lived assets	1,845	—	1,845	—
Gain on sale or disposal of assets	—	(17,917)	—	(17,917)

Total operating expenses	35,402	20,110	69,455	58,186

Operating income	3,198	28,347	7,651	41,001

Other income (expense):
Interest expense	(5,915)	(5,923)	(12,121)	(12,201)
Loss on extinguishment of debt	—	—	(506)	—
Other, net	121	633	(3,274)	1,634

Total other expense, net	(5,794)	(5,290)	(15,901)	(10,567)

(Loss) income before income taxes	(2,596)	23,057	(8,250)	30,434
Income tax (provision) benefit	(508)	(9,345)	1,347	(10,129)

Net (loss) income	(3,104)	13,712	(6,903)	20,305
Less: Net income attributable to the noncontrolling interest	—	(575)	—	(2,016)

Net (loss) income attributable to TTM Technologies, Inc. stockholders	$(3,104)	$13,137	$(6,903)	$18,289

(Loss) earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic (loss) earnings per share	$(0.04)	$0.16	$(0.08)	$0.22

Diluted (loss) earnings per share	$(0.04)	$0.16	$(0.08)	$0.22

Weighted-average shares used in computing per share amounts:
Basic	83,336	82,595	83,130	82,373

Diluted	83,336	82,975	83,130	82,908

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Two Quarters Ended June 30, 2014 and July 1, 2013

	Quarter Ended		Two Quarters Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
	(Unaudited) (In thousands)
Net (loss) income	$(3,104)	$13,712	$(6,903)	$20,305
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Unrealized gain (loss) during the period, net	(722)	3,143	(12,816)	5,676
Less: gain realized in net earnings	—	(14,266)	—	(14,266)

Net	(722)	(11,123)	(12,816)	(8,590)

Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	—	184	120	(197)
Loss realized in net earnings	40	—	65	—

Net	40	184	185	(197)

Unrealized gains (losses) on available for sale securities:
Unrealized loss on available for sale securities during period	—	(76)	(20)	(94)
Loss realized in net earnings	46	4	83	4

Net	46	(72)	63	(90)

Other comprehensive (loss) income, net of tax	(636)	(11,011)	(12,568)	(8,877)

Comprehensive (loss) income	(3,740)	2,701	(19,471)	11,428
Less: comprehensive income attributable to the noncontrolling interest	—	(1,687)	—	(3,417)

Comprehensive (loss) income attributable to TTM Technologies, Inc. stockholders	$(3,740)	$1,014	$(19,471)	$8,011

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended June 30, 2014 and July 1, 2013

	Two Quarters Ended
	June 30, 2014	July 1, 2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(6,903)	$20,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	47,144	46,255
Amortization of definite-lived intangible assets	4,472	4,655
Amortization of convertible notes discount and amortization of debt issuance costs	5,032	4,149
Deferred income taxes	(1,011)	1,531
Stock-based compensation	4,099	4,913
Loss on the extinguishment of debt	506	—
Impairment of long-lived assets	1,845	—
Gain on sale of assets	—	(17,917)
Other	2,778	260
Payment of accreted interest on convertible senior notes	(1,324)	—
Changes in operating assets and liabilities, net of disposition:
Accounts receivable, net	45,947	(27,156)
Inventories	(7,968)	(5,956)
Prepaid expenses and other current assets	6,868	1,099
Accounts payable	(41,784)	24,474
Accrued salaries, wages and benefits and other accrued expenses	(26,108)	12,418

Net cash provided by operating activities	33,593	69,030

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(53,912)	(46,606)
Proceeds from sale of property, plant and equipment and securities	1,071	145
Payments to noncontrolling interest	—	(47,349)

Net cash used in investing activities	(52,841)	(93,810)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	30,000	—
Repayment of long-term debt	(48,102)	—
Repurchase of convertible senior notes	(5,411)	—
Payment of issuance costs	(1,626)	—
Purchase of convertible senior note hedge	(7,953)	—
Proceeds from warrants	4,053	—
Net repayment of revolving loan	—	(30,000)
Proceeds from exercise of stock options	—	38

Net cash used in financing activities	(29,039)	(29,962)

Effect of foreign currency exchange rates on cash and cash equivalents	(224)	(188)

Net decrease in cash and cash equivalents	(48,511)	(54,930)
Cash and cash equivalents at beginning of period	330,554	285,433

Cash and cash equivalents at end of period	$282,043	$230,503

Noncash transactions:
Receivable for net consideration on sale of assets	$—	$67,146
Payable for purchase of noncontrolling interest	$—	$29,358
Property, plant and equipment recorded in equipment and accounts payable	$58,548	$62,603

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

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2013, the FASB issued an update that would require an unrecognized tax benefit, or a portion of an unrecognized benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company adopted the amendment on January 1, 2014, and its adoption did not have a material impact on its financial statements.

(2) Inventories

Inventories as of June 30, 2014 and December 30, 2013 consist of the following:

	As of
	June 30, 2014	December 30, 2013
	(In thousands)
Inventories:
Raw materials	$45,380	$42,533
Work-in-process	50,419	48,338
Finished goods	50,314	47,274

	$146,113	$138,145

(3) Impairment of Long-Lived Assets

In conjunction with the closure of its Suzhou, China manufacturing facility in 2013, the Company determined that certain long-lived assets, primarily consisting of held for sale machinery and equipment, were impaired. As a result, the Company recorded a charge for the impairment of long-lived assets in the amount of $10,782 for the year ended December 30, 2013 and reclassified such assets to assets held for sale, which were included in other current assets in the December 30, 2013 consolidated balance sheet.

In the quarter ended June 30, 2014, the Company recorded an impairment charge for additional assets, related to the closure of the Suzhou, China manufacturing facility, which were originally designated to be transferred to other facilities in China as well as the disposal of a substantial portion of the assets held for sale. As a result, the Company recognized an additional impairment charge in the amount of $1,845 as the carrying value of the assets was greater than the market value at the date of disposal.

(4) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of June 30, 2014 and December 30, 2013:

	Average Effective Interest Rate as of June 30, 2014	June 30, 2014	Average Effective Interest Rate as of December 30, 2013	December 30, 2013
	(In thousands)
Term loan due September 2016	2.54%	$321,900	2.55%	$370,000
Other	6.00%	6	6.00%	8

		321,906		370,008
Less: current maturities		(96,205)		(96,204)

Long-term debt, less current maturities		$225,701		$273,804

The calendar maturities of long-term debt through 2016 are as follows:

(In thousands)
Remaining 2014	$48,102
2015	96,204
2016	177,600

$321,906

Credit Agreement

In 2012, the Company became a party to a facility agreement (Credit Agreement) consisting of a $370,000 senior secured term loan (Term Loan), a $90,000 senior secured revolving loan (Revolving Loan), and a secured $80,000 letters of credit facility (Letters of Credit Facility). The Term Loan and Letters of Credit Facility will mature on September 14, 2016. The Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of the Company’s Asia Pacific operating segment and is senior to all other debt, including the convertible senior notes. See Note 5. The Company has fully and unconditionally guaranteed the full and timely payment of all Credit Agreement related obligations of its Asia Pacific operating segment.

As of June 30, 2014 and December 30, 2013, the remaining unamortized debt issuance costs included in other non-current assets was $1,525 and $1,937, respectively, and is amortized to interest expense over the term of the Company’s Credit Agreement using the effective interest rate method. At June 30, 2014, the remaining amortization period for the unamortized debt issuance costs was 2.0 years.

The Company is also required to pay a commitment fee of 0.50% per annum on any unused portion of the loan and letters of credit facility granted under the Credit Agreement. The Company incurred commitment fees related to unused borrowing availability of $151 and $95 for the quarters ended June 30, 2014 and July 1, 2013, respectively, and $284 and $191 for the two quarters ended June 30, 2014 and July 1, 2013, respectively. As of June 30, 2014, the outstanding amount of the Term Loan under the Credit Agreement was $321,900, of which $96,200 is due for repayment through March 2015 and is included as short-term debt, with the remaining $225,700 included as long-term debt. None of the Revolver was outstanding under the Credit Agreement as of June 30, 2014. Available borrowing capacity under the Revolving Loan was $90,000 at June 30, 2014.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility with a lender in the People’s Republic of China (PRC). Under this arrangement, the lender has made available to the Company approximately $46,600 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2014. As of June 30, 2014, the revolver had not been drawn upon.

Letters of Credit

The Company has an $80,000 Letters of Credit Facility under the Credit Agreement, as mentioned above. As of June 30, 2014, letters of credit in the amount of $46,183 were outstanding under this Credit Agreement. The Company has other standby letters of credit outstanding in the amount of $3,894, as well other unused letter of credit facilities in the amount of $24,100. The outstanding standby letters of credit and unused letter of credit facilities expire between December 31, 2014 and February 28, 2015.

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

In January 2014, the Company closed the sale of an additional $30,000 aggregate principal amount of its 1.75% convertible senior notes due 2020 (Additional Notes). The Additional Notes were sold pursuant to the exercise of an over-allotment option granted by the Company in the underwriting agreement related to the offer and sale of $220,000 aggregate principal amount of its 1.75% convertible senior notes due 2020.

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

In January 2014, the Company repurchased $6,514 of notes at approximately 103.4% of their principal amount. The repurchase of the convertible senior notes was accounted for as an extinguishment of debt, and accordingly, the Company recognized a $506 loss primarily associated with the premium paid to repurchase the convertible senior notes and the recognition of certain remaining unamortized debt discount and issuance costs.

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

As of June 30, 2014 and December 30, 2013, the following summarizes the liability and equity components of the convertible senior notes:

	As of June 30, 2014			As of December 30, 2013
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(in thousands)
Liability components:
Convertible senior notes due 2020	$250,000	$(56,545)	$193,455	$220,000	$(52,833)	$167,167
Convertible senior notes due 2015	32,395	(1,266)	31,129	38,909	(2,341)	36,568

Total	$282,395	$(57,811)	$224,584	$258,909	$(55,174)	$203,735

	As of June 30, 2014			As of December 30, 2013
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Equity components:
Additional paid-in capital:
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311	$53,000	$(1,644)	$51,356
Convertible senior notes due 2015	39,781	$(1,413)	38,368	39,928	(1,413)	38,515

	$100,008	$(3,329)	$96,679	$92,928	$(3,057)	$89,871

The components of interest expense resulting from the convertible senior notes for the quarter and two quarters ended June 30, 2014 and July 1, 2013 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
	(In thousands)		(In thousands)
Contractual coupon interest
Convertible senior notes due 2020	$1,094	$—	$2,179	$—
Convertible senior notes due 2015	263	1,422	526	2,844

	$1,357	$1,422	$2,705	$2,844

Amortization of debt discount
Convertible senior notes due 2020	$1,751	$—	$3,515	$—
Convertible senior notes due 2015	345	1,715	683	3,395

	$2,096	$1,715	$4,198	$3,395

Amortization of debt issuance costs
Convertible senior notes due 2020	$175	$—	$353	$—
Convertible senior notes due 2015	35	174	69	343

	$210	$174	$422	$343

As of June 30, 2014 and December 30, 2013, remaining unamortized debt issuance costs included in other non-current assets were $5,795 and $5,399, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At June 30, 2014, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 6.3 years.

For the quarter and two quarters ended June 30, 2014, the amortization of debt discount and debt issuance costs for the 2020 convertible senior notes and the 2015 convertible senior notes is based on an effective interest rate of 6.48% and 8.37%, respectively. For the quarter and two quarters ended July 1, 2013, the amortization of debt discount and debt issuance costs for the 2015 convertible senior notes is based on an effective interest rate of 8.37%.

(6) Income Taxes

The Company’s effective tax rate was (19.6)% and 40.5% for the quarters ended June 30, 2014 and July 1, 2013, respectively, and 16.3% and 33.3% for the two quarters ended June 30, 2014 and July 1, 2013, respectively. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from the Company’s operations in lower-tax jurisdictions in China, the apportioned state income tax rates, generation of other credits and deductions available to us, and certain non-deductible items.

During the quarter ended June 30, 2014, the Company’s effective tax rate was impacted by losses incurred in certain foreign jurisdictions for which no tax benefit was recorded as a result of full valuation allowances. During the two quarters ended June 30, 2014, the Company’s effective tax rate was further impacted by a discrete tax benefit resulting from the retroactive approval of the high technology enterprise status for certain Chinese subsidiaries within the Company’s Asia Pacific operating segment.

The Company’s effective tax rate for the quarter and two quarters ended July 1, 2013 was impacted by the gain on sale of assets in one of the Company’s foreign operations and an increase in income earned in higher tax jurisdictions, offset by the impact of discrete tax benefits from the extension of federal research and development credit laws, and from the approval of research and development deduction in China.

Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

(7) Financial Instruments

Derivatives

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts as of June 30, 2014 and December 30, 2013 was approximately $32,864 and $47,000, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	June 30, 2014	December 30, 2013
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other accrued expenses	$—	$(751)
Foreign exchange contracts	Deposits and other non-current assets	—	10

Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	292	647
Foreign exchange contracts	Other accrued expenses	(232)	(899)
Foreign exchange contracts	Other long-term liabilities	(616)	(1,288)

		$(556)	$(2,281)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		Quarter Ended
		June 30, 2014			July 1, 2013
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Foreign currency forward	Depreciation expense	$—	$40	$—	$184	$—	$—

		$—	$40	$—	$184	$—	$—

		Two Quarters Ended

		June 30, 2014			July 1, 2013
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Foreign currency forward	Depreciation expense	$120	$65	$—	$(197)	$—	$—

		$120	$65	$—	$(197)	$—	$—

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the two quarters ended June 30, 2014 and July 1, 2013:

	For the Two Quarters Ended
	June 30, 2014	July 1, 2013
	(In thousands)
Beginning balance unrealized loss, net of tax	$(1,613)	$(15)
Changes in fair value, net of tax	120	(197)
Reclassification to earnings	65	—

Ending balance unrealized loss, net of tax	$(1,428)	$(212)

The Company expects that approximately $162 of expense will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain (loss) recognized in other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
	(In thousands)
Derivative instruments not designated as hedges:
Foreign exchange contracts	$432	$(134)	$954	$(665)
Interest rate swap	—	143	—	620

	$432	$9	$954	$(45)

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2014 and December 30, 2013 were as follows:

	June 30, 2014		December 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$—	$—	$148	$148
Derivative assets, current	292	292	647	647
Derivative liabilities, current	232	232	1,650	1,650
Derivative assets, non-current	—	—	10	10
Derivative liabilities, non-current	616	616	1,288	1,288
Long-term debt	321,906	320,986	370,008	369,402
Convertible senior notes due 2015	31,129	33,030	36,568	39,960
Convertible senior notes due 2020	193,455	272,175	167,167	237,050

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

The fair value of the long-term debt was estimated based on discounting the debt over its life using current market rates for similar debt as of June 30, 2014 and December 30, 2013.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 inputs.

As of June 30, 2014 and December 30, 2013, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

(8) Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income as of June 30, 2014 and December 30, 2013:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Total
	(In thousands)
Ending balance at December 30, 2013	$47,280	$(1,613)	$(63)	$45,604
Other comprehensive income (loss) before reclassifications	(12,816)	120	(20)	(12,716)
Amounts reclassified from accumulated other comprehensive income	—	65	83	148

Other comprehensive (loss) income	(12,816)	185	63	(12,568)

Ending balance at June 30, 2014	$34,464	$(1,428)	$—	$33,036

Foreign currency translation amounts as of June 30, 2014 and December 30, 2013 are net of taxes of $2,990 and $3,132, respectively.

The following provides a summary of reclassifications out of accumulated other comprehensive income for the quarter and two quarters ended June 30, 2014 and July 1, 2013:

		Amount Reclassified from Accumulated Other Comprehensive Income
		For the Quarter Ended		For the Two Quarters Ended
Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013

Gain on foreign currency translation	Gain on sale of assets, net of tax	$—	$(14,266)	$—	$(14,266)

Loss on cash flow hedges	Depreciation expense, net of tax	$40	$—	$65	$—

Loss on available for sale securities	Other, net, net of tax	$46	$4	$83	$4

(9) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the computer, cellular phone, networking and communications, and aerospace and defense industries. Most are located outside the United States, with the exception of aerospace and defense industries. The Company performs ongoing credit evaluations of customers, does not require collateral and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter ended June 30, 2014 no one customer accounted for 10% or more of the Company’s net sales. For the quarter ended July 1, 2013 one customer accounted for approximately 14% of the Company’s net sales. For the two quarters ended June 30, 2014 and July 1, 2013 one customer accounted for approximately 12% and 14%, respectively, of the Company’s net sales.

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

At June 30, 2014 and December 30, 2013, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	June 30, 2014	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$129,011	$129,011	$—	—
Foreign exchange derivative assets	292	—	292	—
Foreign exchange derivative liabilities	848	—	848	—

	December 30, 2013	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$23,838	$23,838	$—	—
Available for sale securities	148	148	—	—
Foreign exchange derivative assets	657	—	657	—
Foreign exchange derivative liabilities	2,938	—	2,938	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter or two quarters ended June 30, 2014 and July 1, 2013.

(11) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at June 30, 2014 and December 30, 2013. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as compliance with air quality standards. The Company believes that its facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities are taking various steps to tighten the rules and regulations governing environmental issues. An update to Chinese environmental law was issued in late 2012, but allows for an interim period in which foreign entities may adjust to the new regulatory regime and come into full compliance with the new laws. The Company’s plants in China are not yet in full compliance with the current environmental regulations as updated in late 2012. The Company expects to come into compliance and does not anticipate any immediate risk of government fines or temporary closure of its Chinese plants. The Company has established and enacted an investment plan, which includes capital expenditures estimated to be approximately $10,000 for 2014, to address the regulatory changes in order to come into full compliance during the interim period.

(12) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and two quarters ended June 30, 2014 and July 1, 2013:

	Quarter Ended		Two Quarters Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
	(In thousands, except per share amounts)

Net (loss) income attributable to TTM Technologies, Inc. stockholders	$(3,104)	$13,137	$(6,903)	$18,289

Weighted average shares outstanding	83,336	82,595	83,130	82,373
Dilutive effect of performance-based stock units, restricted stock units and stock options	—	380	—	535

Diluted shares	83,336	82,975	83,130	82,908

(Loss) earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$(0.04)	$0.16	$(0.08)	$0.22

Diluted	$(0.04)	$0.16	$(0.08)	$0.22

For the quarter and two quarters ended June 30, 2014, potential shares of common stock, consisting of stock options to purchase approximately 563 shares of common stock at exercise prices ranging from $5.78 to $16.82 per share, 1,729 restricted stock units, and 229 performance-based restricted stock units were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

For the quarter and two quarters ended July 1, 2013, performance-based stock units, restricted stock units and stock options to purchase 2,162 and 2,335 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

For the quarters and two quarters ended June 30, 2014, the effect of 27,970 shares of common stock, related to the Company’s convertible senior notes and warrants to purchase 28,020 shares of common stock were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive. For the quarters and two quarters ended July 1, 2013, the effect of 10,963 shares of common stock, related to the Company’s convertible senior notes and warrants to purchase 10,963 shares of common stock were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

(13) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
	(In thousands)
Cost of goods sold	$199	$254	$462	$557
Selling and marketing	253	335	588	697
General and administrative	1,479	1,994	3,049	3,659

Stock-based compensation expense recognized	1,931	2,583	4,099	4,913
Income tax benefit recognized	(494)	(684)	(1,063)	(1,181)

Total stock-based compensation expense after income taxes	$1,437	$1,899	$3,036	$3,732

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter and two quarters ended June 30, 2014, management determined that vesting of the PRU awards was probable. PRUs activity for the two quarters ended June 30, 2014 was as follows:

Shares
(In thousands)
Outstanding target shares at December 30, 2013	353
Granted:
Third tranche of 2012 grant	59
Second tranche of 2013 grant	113
First tranche of 2014 grant	86
Change in units due to annual performance achievement	(29)
Vested	(90)
Forfeitures / cancellations	(34)

Outstanding target shares at June 30, 2014	458

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the two quarters ended June 30, 2014 and July 1, 2013, the following assumptions were used in determining the fair value:

	June 30, 2014[1]	July 1, 2013[2]
Weighted-average fair value	$5.80	$6.79
Risk-free interest rate	0.4%	0.3%
Dividend yield	—	—
Expected volatility	41%	49%
Expected term in months	23	25

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

Restricted Stock Units

The Company granted 73 and 67 restricted stock units during the quarters ended June 30, 2014 and July 1, 2013, respectively, and 833 and 894 restricted stock units during the two quarters ended June 30, 2014 and July 1, 2013, respectively. The units granted have a weighted-average fair value per unit of $7.96 and $6.96 for the quarters ended June 30, 2014 and July 1, 2013, respectively, and $8.00 and $8.17 for the two quarters ended June 30, 2014 and July 1, 2013, respectively. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarter or two quarters ended June 30, 2014 and July 1, 2013.

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of June 30, 2014:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
PRU awards	$1,717	1.7
RSU awards	9,712	1.4
Stock option awards	17	0.3

	$11,446

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

	Quarter Ended		Two Quarters Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
	(In thousands)
Net Sales:
Asia Pacific	$166,699	$209,631	$332,365	$412,214
North America	131,594	129,669	258,183	253,258

Total sales	298,293	339,300	590,548	665,472
Inter-segment sales	(658)	(1,279)	(1,018)	(2,059)

Total net sales	$297,635	$338,021	$589,530	$663,413

Operating Segment Income (Loss):
Asia Pacific	$(1,925)	$23,642	$1,942	$34,767
North America	7,359	7,032	10,181	10,889

Total operating segment income	5,434	30,674	12,123	45,656
Amortization of definite-lived intangibles	(2,236)	(2,327)	(4,472)	(4,655)

Total operating income	3,198	28,347	7,651	41,001
Total other expense	(5,794)	(5,290)	(15,901)	(10,567)

(Loss) income before income taxes	$(2,596)	$23,057	$(8,250)	$30,434

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarter and the two quarters ended June 30, 2014 and July 1, 2013 are sales from the Asia Pacific operating segment to the North America operating segment.

(15) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepreg from these related parties in the amount of $13,390 and $18,472 for the quarters ended June 30, 2014 and July 1, 2013, respectively, and $25,180 and $37,609 for the two quarters ended June 30, 2014 and July 1, 2013, respectively.

Dongguan Shengyi Electronics Ltd., (SYE) is a related party as a significant shareholder of the Company holds an equity interest in the parent company of SYE. Subsequent to the Company’s sale of its controlling interest in SYE in June 2013, the Company began selling PCBs to, and purchasing PCBs from, SYE. Sales to SYE for the quarter and two quarters ended June 30, 2014 were approximately $9,100 and $19,253, respectively, and $4,009 for both the quarter and two quarters ended July 1, 2013. Additionally, purchases from SYE for the quarter and two quarters ended June 30, 2014 were approximately $201 and $472, respectively. There were no purchases from SYE for the quarter or two quarters ended July 1, 2013.

As of June 30, 2014 and December 30, 2013, the Company’s consolidated condensed balance sheet included $20,482 and $19,547, respectively, in accounts payable due to, and $14,269 and $13,312, respectively, in accounts receivable due from related parties for the purchase of laminate and prepreg, and sales of PCBs to SYE, as mentioned above.

(16) Noncontrolling Interest Holdings

On June 17, 2013, the Company completed the sale of its 70.2% controlling equity interest in Dongguan Shengyi Electronics Ltd. (SYE) to its noncontrolling partner, Shengyi Technology Co. Ltd. (Sytech), for 702,000,000 Chinese RMB or $114,495. The Company recognized a gain on the sale of SYE of $17,917. Consideration net of cash sold was $67,147.

Additionally, the Company acquired Sytech’s 20.0% noncontrolling equity interest in Dongguan Meadville Circuits Ltd. (DMC) for 180,000,000 Chinese RMB or $29,358. The Company recorded a decrease to additional paid-in capital for the difference between the purchase price and the carrying value of the noncontrolling interest for $71.

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

Our Asia Pacific operating segment experiences revenue fluctuations, caused in part by seasonal patterns in the touch screen tablet and cellular phone industries, which together have become a significant portion of the end markets we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand to meet fourth quarter sales of consumer electronics products.

In the normal course of operations, we are exposed to risks associated with fluctuations in foreign currency exchange rates. Specifically, we are subject to risks associated with transactions that are denominated in currencies other than our functional currencies. Our primary foreign exchange exposure is to the Chinese Renminbi (RMB). For the two quarters ended June 30, 2014, our consolidated condensed statement of operations included an unrealized foreign exchange loss of approximately $3.6 million, due to the rapid depreciation of the RMB against the U.S. Dollar during the first quarter of 2014. Unrealized foreign exchange losses during the second quarter of 2014 were less than $0.1 million. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB nor do we currently use derivative instruments to reduce exposure to foreign currency risk for loans due from our foreign subsidiaries.

Labor costs represent a significant portion of our total manufacturing costs. Our labor costs in the People’s Republic of China (PRC) have increased rapidly over the past number of years as a result of mandated increases in the minimum wage and increased compensation offered to our labor force due to the reduction of overtime hours that we implemented to meet standards required by some of our global customers. These increases in labor costs have reduced the gross and operating margins of our Asia Pacific operating segment. We believe annual labor rate increases together with increased pricing pressures from our principal customers and the reduction in our first quarter and second quarter operating leverage due to the seasonal nature of our business will occur each year for the foreseeable future and may further reduce gross and operating margins in our Asia Pacific operating segment.

We sell to OEMs both directly and indirectly through EMS providers. While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our 10 largest OEM customers accounted for 52% of our net sales for both quarters ended June 30, 2014 and July 1, 2013. Sales to our 10 largest OEM customers accounted for 53% and 52% of our net sales for the two quarters ended June 30, 2014 and July 1, 2013, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we serve for the periods indicated.

	Quarter Ended		Two Quarters Ended
End Markets(1)	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
Aerospace/Defense	18%	16%	17%	16%
Cellular Phone(2)	12	17	13	17
Computing/Storage/Peripherals(2)	14	16	16	18
Medical/Industrial/Instrumentation	11	8	11	8
Networking/Communications	40	38	37	36
Other(2)	5	5	6	5

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, facilities, research and development, and human resources personnel, as well as insurance expenses, expenses for accounting and legal assistance, incentive compensation expense, stock-based compensation expense, bad debt expense, gains or losses on the sale or disposal of property, plant and equipment, and acquisition-related expenses.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2013 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since December 30, 2013.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statement of operations:

	Quarter Ended		Two Quarters Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.0	85.7	86.9	85.0

Gross profit	13.0	14.3	13.1	15.0

Operating expenses:
Selling and marketing	2.9	2.8	3.0	2.8
General and administrative	7.6	7.7	7.7	7.9
Amortization of definite-lived intangibles	0.8	0.7	0.8	0.8
Impairment of long-lived assets	0.6	—	0.3	—
Gain on sale of assets	—	(5.3)	—	(2.7)

Total operating expenses	11.9	5.9	11.8	8.8

Operating income	1.1	8.4	1.3	6.2
Other income (expense):
Interest expense	(2.0)	(1.8)	(2.1)	(1.8)
Loss on extinguishment of debt	—	—	(0.1)	—
Other, net	—	0.2	(0.5)	0.2

Total other expense, net	(2.0)	(1.6)	(2.7)	(1.6)

(Loss) income before income taxes	(0.9)	6.8	(1.4)	4.6
Income tax (provision) benefit	(0.1)	(2.7)	0.2	(1.5)

Net (loss) income	(1.0)	4.1	(1.2)	3.1
Less: Net income attributable to noncontrolling interest	—	(0.2)	—	(0.3)

Net (loss) income attributable to TTM Technologies, Inc. stockholders	(1.0)%	3.9%	(1.2)%	2.8%

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

The following table compares net sales by reportable segment for the quarter and two quarters ended June 30, 2014 and July 1, 2013:

	Quarter Ended		Two Quarters Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
	(In thousands)
Net Sales:
Asia Pacific	$166,699	$209,631	$332,365	$412,214
North America	131,594	129,669	258,183	253,258

Total sales	298,293	339,300	590,548	665,472
Inter-segment sales	(658)	(1,279)	(1,018)	(2,059)

Total net sales	$297,635	$338,021	$589,530	$663,413

Net Sales

Total net sales decreased $40.4 million, or 12.0%, from $338.0 million for the second quarter of 2013 to $297.6 million for the second quarter of 2014. Net sales for the Asia Pacific segment, excluding inter-segment sales, decreased $42.4 million, or 20.3%, from $208.4 million in the second quarter of 2013 to $166.0 million in the second quarter of 2014. This decrease was primarily due to the absence of net sales resulting from the sale of a controlling equity interest in a subsidiary in the second quarter of 2013 combined with lower demand in our Cellular Phone and Computing/Storage/Peripherals end markets, which resulted in a 23% decrease in PCB shipments from the second quarter 2013. Net sales for the North America segment increased $1.9 million, or 1.5%, from $129.7 million in the second quarter of 2013 to $131.6 million in the second quarter of 2014. This increase was primarily due to a 25% increase in demand for backplane assemblies and for PCB products primarily in the Medical/Industrial/Instrumentation end market, partially offset by reduced revenue for PCB products in the Networking/Communications end market.

Total net sales decreased $73.9 million, or 11.1%, from $663.4 million for the first two quarters of 2013 to $589.5 million for the first two quarters of 2014. Net sales for the Asia Pacific segment, excluding inter-segment sales, decreased $78.9 million, or 19.2%, from $410.2 million in the first two quarters of 2013 to $331.3 million in the first two quarters of 2014. This decrease is primarily due to the absence of net sales resulting from the sale of a controlling equity interest in a subsidiary in the second quarter of 2013 combined with lower demand in our Cellular Phone and Computing/Storage/Peripherals end markets, which resulted in a 26% decrease in PCB shipments from the first two quarters of 2013. This decrease in net sales was partially offset by an 8% increase in the average PCB selling price, which was driven by product mix shift. Net sales for the North America segment increased $4.9 million, or 1.9%, from $253.3 million in the first two quarters of 2013 to $258.2 million in the first two quarters of 2014. This increase was primarily due to a 26% increase in demand for backplane assemblies for the Networking/Communications end market, partially offset by a 6% decrease in demand for PCB products, primarily in the same end market.

Gross Margin

Gross margin decreased from 14.3% for the second quarter of 2013 to 13.0% for the second quarter of 2014. Gross margin for the Asia Pacific segment decreased from 12.4% for the second quarter of 2013 to 10.7% for the second quarter of 2014, primarily due to unfavorable product mix in our advanced technology plants and a decrease in the volume of advanced technology business. Gross margin for the North America segment decreased from 17.4% for the second quarter of 2013 to 15.9% for the second quarter of 2014, primarily due to a mix shift toward lower margin assembly products and lower cost absorption due to lower production volumes at certain PCB fabrication plants.

Gross margin decreased from 15.0% for the first two quarters of 2013 to 13.1% for the first two quarters of 2014. Gross margin for the Asia Pacific segment decreased from 14.0% for the first two quarters of 2013 to 11.8% for the first two quarters of 2014, primarily due to unfavorable product mix, lower utilization and increased equipment-related expenses at our advanced technology plants. Gross margin for the North America segment decreased from 16.5% for the first two quarters of 2013 to 14.7% for the first two quarters of 2014, primarily due to a mix shift toward lower margin assembly products and lower cost absorption due to lower production volumes at certain PCB fabrication plants.

Selling and Marketing Expenses

Selling and marketing expenses decreased $1.0 million, or 10.4%, from $9.6 million for the second quarter of 2013 to $8.6 million for the second quarter of 2014. As a percentage of net sales, selling and marketing expenses were 2.8% and 2.9% for the second quarters of 2013 and 2014, respectively. Selling and marketing expenses decreased $0.7 million, or 3.7%, from $18.7 million for the first two quarters of 2013 to $18.0 million for the first two quarters of 2014. As a percentage of net sales, selling and marketing expenses were 2.8% and 3.0% for the first two quarters of 2013 and 2014, respectively. The decrease in selling and marketing expenses for the quarter and first two quarters of 2014 is primarily due to reduced commissions, due to lower sales, and lower travel expenses over the comparable periods of the prior year. Additionally, the increase in selling and marketing expense as a percentage of net sales for the quarter and first two quarters of 2014, is primarily due to lower net sales.

General and Administrative Expense

General and administrative expenses decreased $3.4 million from $26.1 million, or 7.7% of net sales, for the second quarter of 2013 to $22.7 million, or 7.6% of net sales, for the second quarter of 2014. General and administrative expenses decreased $7.5 million from $52.7 million, or 7.9% of net sales, for the first two quarters of 2013 to $45.2 million, or 7.7% of net sales, for the first two quarters of 2014. The decrease in general and administrative expense primarily relates to costs savings resulting from the sale of our controlling equity interest in a subsidiary in the Asia Pacific operating segment, and lower incentive compensation expense.

Other Income (Expense)

Other expense, net increased $0.5 million from $5.3 million for the second quarter of 2013 to $5.8 million for the second quarter of 2014. The increase in other expense, net was primarily due to a decrease in currency transaction and derivative gains.

Other expense, net increased $5.3 million from $10.6 million for the first two quarters of 2013 to $15.9 million for the first two quarters of 2014. The increase in other expense, net was primarily due to unrealized foreign currency transaction losses of $3.6 million due to the rapid depreciation of the Chinese RMB against the U.S. Dollar, and $0.5 million loss on the extinguishment of debt related to repurchase of a portion of convertible senior notes due 2015, both in the first quarter of 2014.

Income Taxes

The provision for income taxes decreased $8.8 million from $9.3 million for the second quarter of 2013 to $0.5 million for the second quarter of 2014. The decrease in income taxes expense is primarily due to losses incurred in lower tax jurisdictions compared to income earned in the same period of the prior year. Further, the income tax expense in 2013 was higher primarily due to a gain on sale of assets in one of our foreign operations.

The provision for income taxes decreased $11.4 million from $10.1 million tax expense for the first two quarters of 2013 to $1.3 million tax benefit for the first two quarters of 2014. Our effective tax rate was 33.3% for the first two quarters of 2013 and 16.3% for the first two quarters of 2014. The decrease in our provision for income taxes is primarily due to losses incurred for the first two quarters of 2014 compared to the same period of the prior year, combined with a $1.5 million discrete tax benefit recorded in the first quarter of 2014 resulting from the retroactive approval of the high technology enterprise status for a subsidiary within the Asia Pacific operating segment.

Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of June 30, 2014 and December 30, 2013, we had net deferred income tax assets of approximately $6.2 million and $5.4 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

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

As of June 30, 2014, we had net working capital of approximately $303.9 million compared to $347.0 million as of December 30, 2013.

As of June 30, 2014, we had cash and cash equivalents of approximately $282.0 million, of which approximately $62.2 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of June 30, 2014, $58.7 million was located in Asia and $3.5 million was located in Europe. Cash and cash equivalents located in our Asia Pacific operating segment are expected to be used in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China, as well as in Europe, which are managed in conjunction with our U.S. operations, totaled approximately $10.9 million and are available for repatriation and will be subject to U.S. income tax.

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

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash available from borrowings under our existing credit arrangements will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months. However, we may enter into new borrowing arrangements, if needed, to fund our business operations, refinance existing debt, or fund acquisitions.

Credit Agreement

We are party to a facility agreement (Credit Agreement) consisting of a $370.0 million senior secured Term Loan, a $90.0 million senior secured Revolving Loan and a secured $80.0 million Letters of Credit Facility. The Term Loan and Letters of Credit Facility will mature on September 14, 2016, and the Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of our Asia Pacific operating segment and is senior to all of our other debt, including the convertible senior notes. We have fully and unconditionally guaranteed the full and timely payment of all Credit Agreement related obligations of the Asia Pacific operating segment.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR plus an interest margin of 2.38%. At June 30, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.54%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current ratio, and interest coverage ratios for both us and our Asia Pacific operating segment. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. At June 30, 2014, we were in compliance with the covenants.

We are required to pay a commitment fee of 0.50% per annum on any unused portion of the loans and letters of credit facility granted under the Credit Agreement. We incurred $0.2 million and $0.3 million for the quarter and two quarters ended June 30, 2014, respectively, in commitment fees. As of June 30, 2014, the outstanding amount of the Term Loan was $321.9 million, of which $96.2 million is due for repayment through March 2015 and is included as short-term debt, with the remaining $225.7 million included as long-term debt. None of the Revolving Loan associated with the Credit Agreement was outstanding at June 30, 2014. Available borrowing capacity under the Revolving Loan was $90.0 million as of June 30, 2014.

We have an $80.0 million Letters of Credit Facility under the Credit Agreement. As of June 30, 2014, letters of credit in the amount of $46.2 million were outstanding under our Credit Agreement. We have other standby letters of credit outstanding in the amount of $3.9 million, as well as other unused letter of credit facilities in the amount of $24.1 million. The outstanding standby letters of credit and unused letter of credit facilities expire between December 31, 2014 and February 28, 2015.

We are party to a revolving loan credit facility with a lender in the PRC. Under this arrangement, the lender has made available to us approximately $46.6 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2014. As of June 30, 2014, the revolver had not been drawn upon.

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

In January 2014, we closed the sale of an additional $30.0 million aggregate principal amount of our 1.75% convertible senior notes due 2020 (Additional Notes). The Additional Notes were sold pursuant to the exercise of an over-allotment option granted by us in the underwriting agreement related to the offer and sale of $220.0 million aggregate principal amount of our 1.75% convertible senior notes due 2020. In connection with the offering of the Additional Notes, we entered into additional convertible note hedge transactions with respect to shares of our common stock. The additional purchased call options cover up to approximately 3.1 million shares of common stock, at a strike price of $9.64 and will expire upon the maturity of the notes. Additionally, we also entered into additional warrant transactions, whereby we sold warrants to acquire up to approximately 3.1 million shares of common stock at a strike price of $14.26.

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

In January 2014, we repurchased $6.5 million principal amount of notes at approximately 103.4% of their principal amount. This repurchase was also accounted for as an extinguishment of debt and, accordingly, we recognized a loss of approximately $0.5 million, primarily associated with the premium paid to repurchase the convertible senior notes and the recognition of certain remaining unamortized debt discount and issuance costs. At June 30, 2014 $32,395 of principal related to the convertible senior notes due 2015 remain outstanding.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of June 30, 2014:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations(1)
Long-term debt obligations	$321,906	$96,205	$225,701	$—	$—
Convertible debt obligations	282,395	32,395	—	—	250,000
Interest on debt obligations	41,582	12,341	13,928	8,750	6,563
Foreign currency forward contract liabilities	848	232	616	—	—
Equipment payables	56,716	44,529	12,187	—	—
Purchase obligations	22,119	17,572	4,547	—	—
Operating lease commitments	6,011	2,405	2,374	1,037	195

Total contractual obligations	$731,577	$205,679	$259,353	$9,787	$256,758

(1)	Unrecognized uncertain tax benefits of $2.6 million are not included in the table above as we have not determined when the amount will be paid.

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

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2013, the FASB issued an update that would require an unrecognized tax benefit, or a portion of an unrecognized benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We adopted the amendment on January 1, 2014, and our adoption did not have a material impact on our financial statements.

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

Foreign Currency Risks

We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of the reporting process. Our Asia Pacific operations utilize the RMB and the Hong Kong Dollar (HKD) as the functional currencies, which results in us recording a translation adjustment that is included as a component of accumulated other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. For the two quarters ended June 30, 2014, our consolidated condensed statement of operations includes an unrealized foreign exchange loss of approximately $3.6 million due to the rapid depreciation of the RMB against the U.S. Dollar during the first quarter of 2014. There was less than $0.1 million of unrealized foreign exchange loss during the second quarter of 2014. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB and HKD nor do we currently use derivative instruments to reduce exposure to foreign currency risk for loans due from our foreign subsidiaries. However, we may consider the use of derivatives in the future. In general, our PRC customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts as of June 30, 2014 and December 30, 2013 was approximately $32.9 million and $47.0 million, respectively. We have designated certain of these foreign exchange contracts as cash flow hedges.

See Liquidity and Capital Resources and Credit Agreement appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of June 30, 2014, approximately 46.7% of our total debt was based on fixed rates. Based on our borrowings as of June 30, 2014, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $3.2 million.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 30, 2013 for further discussion of market risks associated with interest rates. Our exposure to interest rate risks has not changed materially since December 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2014, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of June 30, 2014, we had an aggregate of approximately $185.3 million in current assets denominated in Chinese RMB and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. Dollar and the RMB and the U.S. Dollar and the HKD cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the U.S Dollar or in the HKD, the depreciation of the RMB against the U.S. Dollar or the HKD, will have an adverse impact on our financial condition and results of operations (including the cost of servicing, and the value in our balance sheet of, the U.S Dollar and HKD-denominated indebtedness). Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Collectively, our five largest OEM customers accounted for approximately 37% and 38% of our net sales for the quarters ended June 30, 2014 and July 1, 2013, respectively, and one customer represented 14% of our sales in the quarter ended July 1, 2013. No one customer accounted for 10% or more of our sales for the quarter ended June 30, 2014. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

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

In the quarter ended June 30, 2014, approximately 63% of our total net sales were generated from our significant operations in the People’s Republic of China. Certain of our independent registered public accounting firm’s audit documentation related to their audit as of and for the fiscal year ending December 29, 2014 may be located in China, and certain audit procedures may take place within China’s borders.

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

We have significant manufacturing operations in Asia and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities. For the quarter ended June 30, 2014, we generated 63% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

For the quarter ended June 30, 2014, aerospace and defense sales accounted for approximately 18% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments. The domestic and international threat of terrorist activity, emerging nuclear states and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. The U.S. government, however, is facing unprecedented budgeting constraints and the U.S. defense budget is currently declining as a result of budgetary pressures and the wind down of the conflicts in Iraq and Afghanistan. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, financial condition or results of operations.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank. These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries as required by Dodd-Frank. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflicts minerals report on Form SD with the SEC on May 30, 2014. Compliance with these rules is likely to result in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our semiconductor devices as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

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

As of June 30, 2014, we had net deferred income tax assets of approximately $6.2 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings decline, we may have to increase our valuation allowance against our net deferred income tax assets, resulting in a higher income tax provision, which would reduce our earnings per share. Additionally, the ability to utilize deferred income tax assets is dependent upon the generation of taxable income in the specific tax jurisdictions that have deferred income tax assets.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of June 30, 2014, our consolidated balance sheet reflected $35.3 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, reduce our earnings.

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

As of June 30, 2014, we had total indebtedness of approximately $604.3 million, which represented approximately 47% of our total capitalization. We may incur substantial additional indebtedness in the future, including additional borrowings under our revolving credit facility.

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

We are subject to market risk from exposure to changes in interest rates based on our financing activities. As of June 30, 2014, $321.9 million, or 53%, of our outstanding indebtedness bore interest at a floating rate of LIBOR plus an applicable interest margin. From time to time, we may also maintain lines of credit at banks in mainland China used for working capital and capital investment for our mainland China facilities that can have interest rates tied to either LIBOR or People’s Bank of China rates with a margin adjustment. Should LIBOR increase substantially in the future for any reason, our interest payments on our variable interest rate debt would also increase, lowering our net income. For additional information, see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk.”

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

Sales to EMS companies represented approximately 44% and 38% of our net sales for the quarters ended June 30, 2014 and July 1, 2013, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

The former owners of our Asia Pacific operating segment own a substantial percentage of our common stock.

We issued a large amount of stock to the principal owners of Meadville in connection with our acquisition of our Asia Pacific operating segment. As of June 30, 2014, approximately 33% of our common stock was beneficially owned by Su Sih (BVI) Limited, a company organized under the laws of the British Virgin Islands (referred to as Su Sih). Su Sih is a holding company wholly owned by Mr. Tang Hsiang Chien, a citizen of Hong Kong Special Administrative Region of the People’s Republic of China and the father of our director Mr. Tang Chung Yen, Tom. Su Sih and certain affiliates of Mr. Tang Hsiang Chien, if any, who are Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012), are entitled to jointly nominate one individual to our board of directors and a majority of the members of the board of directors of the Asia Pacific operating segment. If our Principal Shareholders — or any significant shareholder — were to sell a large number of shares of our common stock, the market price of our common stock could significantly decline. In addition, our relationship with our principal lenders might be negatively impacted.

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

Our 10 largest OEM customers accounted for approximately 52% of our net sales for both quarters ended June 30, 2014 and July 1, 2013. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 44% and 38% of our net sales for the quarters ended June 30, 2014 and July 1, 2013, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

TTM Technologies, Inc.

/s/ Thomas T. Edman
Dated: August 5, 2014	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull
Dated: August 5, 2014	Todd B. Schull
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents