Form 10-Q
period 2014-09-29
TTM TECHNOLOGIES INC
filed 2014-11-10
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, of registrant outstanding at October 30, 2014: 83,344,619

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	September 29, 2014	December 30, 2013
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$248,708	$330,554
Accounts receivable, net	270,295	277,070
Accounts receivable due from related parties	8,924	13,312
Inventories	151,638	138,145
Prepaid expenses and other current assets	38,516	45,910

Total current assets	718,081	804,991
Property, plant and equipment, net	793,680	810,672
Goodwill and definite-lived intangibles, net	33,298	39,781
Deposits and other non-current assets	16,344	18,131

Total Assets	$1,561,403	$1,673,575

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$96,205	$96,204
Convertible senior notes, net of discount	31,481	—
Accounts payable	182,038	192,357
Accounts payable due to related parties	19,884	19,547
Accrued salaries, wages and benefits	42,634	50,040
Equipment payable	54,138	59,936
Other accrued expenses	40,367	39,919

Total current liabilities	466,747	458,003

Convertible senior notes, net of discount	195,234	203,735
Long-term debt	177,600	273,804
Other long-term liabilities	11,912	32,738

Total long-term liabilities	384,746	510,277

Commitments and contingencies (Note 12)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 83,345 and 82,655 shares issued and outstanding in 2014 and 2013, respectively	83	83
Additional paid-in capital	585,221	576,644
Retained earnings	64,820	64,272
Statutory surplus reserve	18,899	18,692
Accumulated other comprehensive income	40,887	45,604

Total equity	709,910	705,295

Total Liabilities and Equity	$1,561,403	$1,673,575

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended September 29, 2014 and September 30, 2013

	Quarter Ended		Three Quarters Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(Unaudited) (In thousands, except per share data)
Net sales	$345,275	$338,691	$934,805	$1,002,104
Cost of goods sold	296,167	290,252	808,591	854,478

Gross profit	49,108	48,439	126,214	147,626

Operating expenses:
Selling and marketing	9,033	8,865	26,993	27,614
General and administrative	25,782	24,293	70,960	76,992
Amortization of definite-lived intangibles	1,980	2,329	6,452	6,984
Restructuring charges	—	3,357	—	3,357
Impairment of long-lived assets	—	10,782	1,845	10,782
Gain on sale of assets	—	—	—	(17,917)

Total operating expenses	36,795	49,626	106,250	107,812

Operating income (loss)	12,313	(1,187)	19,964	39,814

Other income (expense):
Interest expense	(6,018)	(5,848)	(18,139)	(18,049)
Loss on extinguishment of debt	—	—	(506)	—
Other, net	1,742	2,692	(1,532)	4,326

Total other expense, net	(4,276)	(3,156)	(20,177)	(13,723)

Income (loss) before income taxes	8,037	(4,343)	(213)	26,091
Income tax (provision) benefit	(379)	(3,365)	968	(13,494)

Net income (loss)	7,658	(7,708)	755	12,597
Less: Net income attributable to noncontrolling interest	—	—	—	(2,016)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$7,658	$(7,708)	$755	$10,581

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings (loss) per share	$0.09	$(0.09)	$0.01	$0.13

Diluted earnings (loss) per share	$0.09	$(0.09)	$0.01	$0.13

Weighted-average shares used in computing per share amounts:
Basic	83,345	82,630	83,202	82,458

Diluted	84,039	82,630	83,853	83,025

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Three Quarters Ended September 29, 2014 and September 30, 2013

	Quarter Ended		Three Quarters Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(Unaudited) (In thousands)
Net income (loss)	$7,658	$(7,708)	$755	$12,597
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gain (loss) during the period, net	7,876	5,974	(4,940)	11,650
Less: gain realized in net earnings	—	—	—	(14,266)

Net	7,876	5,974	(4,940)	(2,616)

Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	(65)	(1,240)	55	(1,437)
Loss realized in net earnings	40	111	105	111

Net	(25)	(1,129)	160	(1,326)

Unrealized gains (losses) on available for sale securities:
Unrealized loss on available for sale securities during period	—	(5)	(20)	(99)
Loss realized in net earnings	—	18	83	22

Net	—	13	63	(77)

Other comprehensive income (loss), net of tax	7,851	4,858	(4,717)	(4,019)

Comprehensive income (loss)	15,509	(2,850)	(3,962)	8,578
Less: comprehensive income attributable to the noncontrolling interest	—	—	—	(3,417)

Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$15,509	$(2,850)	$(3,962)	$5,161

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended September 29, 2014 and September 30, 2013

	Three Quarters Ended
	September 29, 2014	September 30, 2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$755	$12,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	71,031	68,782
Amortization of definite-lived intangible assets	6,452	6,984
Amortization of convertible notes discount and amortization of debt issuance costs	7,580	6,283
Deferred income taxes	(1,210)	1,919
Stock-based compensation	6,053	6,744
Loss on extinguishment of debt	506	—
Impairment of long-lived assets	1,845	10,782
Gain on sale of assets	—	(17,917)
Other	2,503	(1,910)
Payment of accreted interest on convertible senior notes	(1,324)	—
Changes in operating assets and liabilities, net of disposition:
Accounts receivable, net	11,163	(73,288)
Inventories	(13,492)	(16,296)
Prepaid expenses and other current assets	2,620	(2,936)
Accounts payable	(9,327)	39,472
Accrued salaries, wages and benefits and other accrued expenses	(7,752)	18,232

Net cash provided by operating activities	77,403	59,448

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(83,397)	(80,209)
Proceeds from sale of property, plant and equipment and securities	1,088	207
Net proceeds from sale of assets	—	67,147

Net cash used in investing activities	(82,309)	(12,855)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	30,000	—
Repayment of long-term debt	(96,204)	—
Repurchase of convertible senior notes	(5,411)	—
Payment of issuance costs	(1,626)	—
Purchase of convertible senior note hedge	(7,953)	—
Proceeds from warrants	4,053	—
Net repayment of revolving loan	—	(30,000)
Payments for purchase of noncontrolling interest	—	(29,358)
Proceeds from exercise of stock options	—	244

Net cash used in financing activities	(77,141)	(59,114)

Effect of foreign currency exchange rates on cash and cash equivalents	201	(2,378)

Net decrease in cash and cash equivalents	(81,846)	(14,899)
Cash and cash equivalents at beginning of period	330,554	285,433

Cash and cash equivalents at end of period	$248,708	$270,534

Noncash transactions:
Property, plant and equipment recorded in equipment and accounts payable	$55,979	$85,486

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the fourth quarter ending on the Monday nearest December 31.

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company at the beginning of fiscal year 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

(2) Acquisition of Viasystems Group, Inc.

On September 21, 2014, TTM, Viasystems Group, Inc. (Viasystems), and Vector Acquisition Corp. (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement) under which TTM will acquire all outstanding shares of Viasystems (the Merger) for a combined consideration of $11.33 in cash and 0.706 shares of TTM common stock per outstanding share of Viasystems common stock, which based on the closing market price on September 19, 2014 was valued at $16.46 per share of Viasystems common stock, or approximately $368 million. The total enterprise value of the transaction, including the assumption of debt, is approximately $927 million which was based on the closing market price on September 19, 2014 and is subject to change prior to the consummation of the Merger.

The Merger Agreement provides that Viasystems is entitled to receive a reverse breakup fee of $40 million from TTM in the event that the Merger Agreement is terminated following specific conditions.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

On September 30, 2014, in conjunction with TTM’s announcement of the execution of a definitive agreement with Viasystems, TTM was named in a class action complaint filed in the Circuit Court of St. Louis County, Missouri. On October 13, 2014, TTM was named in a similar class action complaint filed in the Court of Chancery of the State of Delaware. Both suits were filed on behalf of the public stockholders of Viasystems against Viasystems’ board of directors for breaches of fiduciary duties arising out of their attempt to sell Viasystems to TTM, and against TTM for aiding and abetting such breaches of fiduciary duties. TTM cannot assess the potential outcomes of these class action complaints at this time. See Note 12 to these Consolidated Condensed Financial Statements for additional information.

Bank fees and legal and accounting costs associated with the acquisition of Viasystems of $1,632 for the quarter ended September 29, 2014 have been expensed and recorded as general and administrative expense in the consolidated condensed statement of operations in accordance with ASC Topic 805, Business Combinations.

The transaction is expected to close in the first half of 2015.

(3) Inventories

Inventories as of September 29, 2014 and December 30, 2013 consist of the following:

	As of
	September 29, 2014	December 30, 2013
	(In thousands)
Inventories:
Raw materials	$45,733	$42,533
Work-in-process	61,320	48,338
Finished goods	44,585	47,274

	$151,638	$138,145

(4) Impairment of Long-Lived Assets

In conjunction with the closure of its Suzhou, China manufacturing facility in 2013, the Company determined that certain long-lived assets, primarily consisting of held for sale machinery and equipment, were impaired. As a result, the Company recorded a charge for the impairment of long-lived assets in the amount of $10,782 for the quarter and three quarters ended September 30, 2013 and reclassified such assets to assets held for sale, which were included in other current assets in the December 30, 2013 consolidated condensed balance sheet.

During the three quarters ended September 29, 2014, the Company recorded an impairment charge for additional assets, related to the closure of the Suzhou, China manufacturing facility, which were originally designated to be transferred to other facilities in China as well as the disposal of a substantial portion of the assets held for sale. As a result, the Company recognized an additional impairment charge in the amount of $1,845 during the three quarters ended September 29, 2014, as the carrying value of the assets was greater than the market value at the date of disposal.

(5) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of September 29, 2014 and December 30, 2013:

	Average Effective Interest Rate as of September 29, 2014	September 29, 2014	Average Effective Interest Rate as of December 30, 2013	December 30, 2013
	(In thousands)
Term loan due September 2016	2.53%	$273,800	2.55%	$370,000
Other	6.00%	5	6.00%	8

		273,805		370,008
Less: current maturities		(96,205)		(96,204)

Long-term debt, less current maturities		$177,600		$273,804

The calendar maturities of long-term debt through 2016 are as follows:

(In thousands)
2015	$96,205
2016	177,600

$273,805

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Credit Agreement

In 2012, the Company became a party to a facility agreement (Credit Agreement) consisting of a $370,000 senior secured term loan (Term Loan), a $90,000 senior secured revolving loan (Revolving Loan), and a secured $80,000 letters of credit facility (Letters of Credit Facility). The Term Loan and Letters of Credit Facility will mature on September 14, 2016. The Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of the Company’s Asia Pacific operating segment and is senior to all other debt, including the convertible senior notes. See Note 6 to these Consolidated Condensed Financial Statements for additional information. The Company has fully and unconditionally guaranteed the full and timely payment of all Credit Agreement related obligations of its Asia Pacific operating segment.

As of September 29, 2014 and December 30, 2013, the remaining unamortized debt issuance costs included in other non-current assets was $1,323 and $1,937, respectively, and is amortized to interest expense over the term of the Company’s Credit Agreement using the effective interest rate method. At September 29, 2014, the remaining amortization period for the unamortized debt issuance costs was 1.7 years.

The Company is also required to pay a commitment fee of 0.50% per annum on any unused portion of the loan and letters of credit facility granted under the Credit Agreement. The Company incurred commitment fees related to unused borrowing availability of $155 and $129 for the quarters ended September 29, 2014 and September 30, 2013, respectively, and $439 and $320 for the three quarters ended September 29, 2014 and September 30, 2013, respectively. As of September 29, 2014, the outstanding amount of the Term Loan under the Credit Agreement was $273,800, of which $96,200 is due for repayment through September 2015 and is included as short-term debt, with the remaining $177,600 included as long-term debt. None of the Revolving Loan was outstanding under the Credit Agreement as of September 29, 2014. Available borrowing capacity under the Revolving Loan was $90,000 at September 29, 2014.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility with a lender in the People’s Republic of China (China). Under this arrangement, the lender has made available to the Company approximately $47,300 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2014. As of September 29, 2014, the revolver had not been drawn upon.

Letters of Credit

The Company has an $80,000 Letters of Credit Facility under the Credit Agreement, as mentioned above. As of September 29, 2014, letters of credit in the amount of $43,234 were outstanding under this Credit Agreement. The Company has other standby letters of credit outstanding in the amount of $3,894, which expire between December 31, 2014 and February 28, 2015.

(6) Convertible Senior Notes

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

As of September 29, 2014 and December 30, 2013, the following summarizes the liability and equity components of the convertible senior notes:

	As of September 29, 2014			As of December 30, 2013
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(in thousands)
Liability components:
Convertible senior notes due 2020	$250,000	$(54,766)	$195,234	$220,000	$(52,833)	$167,167
Convertible senior notes due 2015	32,395	(914)	31,481	38,909	(2,341)	36,568

Total	$282,395	$(55,680)	$226,715	$258,909	$(55,174)	$203,735

	As of September 29, 2014			As of December 30, 2013
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Equity components:
Additional paid-in capital:
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311	$53,000	$(1,644)	$51,356
Convertible senior notes due 2015	39,781	(1,413)	38,368	39,928	(1,413)	38,515

	$100,008	$(3,329)	$96,679	$92,928	$(3,057)	$89,871

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The components of interest expense resulting from the convertible senior notes for the quarter and three quarters ended September 29, 2014 and September 30, 2013 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(In thousands)		(In thousands)
Contractual coupon interest
Convertible senior notes due 2020	$1,094	$—	$3,273	$—
Convertible senior notes due 2015	263	1,422	790	4,266

	$1,357	$1,422	$4,063	$4,266

Amortization of debt discount
Convertible senior notes due 2020	$1,779	$—	$5,294	$—
Convertible senior notes due 2015	352	1,751	1,036	5,147

	$2,131	$1,751	$6,330	$5,147

Amortization of debt issuance costs
Convertible senior notes due 2020	$178	$—	$531	$—
Convertible senior notes due 2015	36	177	104	519

	$214	$177	$635	$519

As of September 29, 2014 and December 30, 2013, remaining unamortized debt issuance costs included in other non-current assets were $5,580 and $5,399, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At September 29, 2014, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 6.1 years.

For the quarter and three quarters ended September 29, 2014, the amortization of debt discount and debt issuance costs for the 2020 convertible senior notes and the 2015 convertible senior notes is based on an effective interest rate of 6.48% and 8.37%, respectively. For the quarter and three quarters ended September 30, 2013, the amortization of debt discount and debt issuance costs for the 2015 convertible senior notes is based on an effective interest rate of 8.37%.

(7) Income Taxes

The Company’s provision for income taxes was $379 and $3,365 for the quarters ended September 29, 2014 and September 30, 2013, respectively. Additionally, the Company had an income tax benefit of $968 for the three quarters ended September 29, 2014 and a provision for income taxes of $13,494 for the three quarters ended September 30, 2013. The Company’s provision for income taxes reflects the benefits of earnings from the Company’s operations in lower-tax jurisdictions in China, the apportioned state income tax rates, generation of other credits and deductions, and certain non-deductible items.

During the quarter ended September 29, 2014, the Company’s provision for income taxes was impacted by losses incurred in certain foreign jurisdictions for which no tax benefit was recorded as a result of full valuation allowances. In addition, the Company recorded discrete tax benefits resulting from the research and development deduction at a Chinese subsidiary within the Company’s Asia Pacific operating segment and changes in estimates resulting from the completion of the Company’s 2013 federal income tax return. During the three quarters ended September 29, 2014, the Company’s provision for income taxes was further impacted by a discrete tax benefit resulting from the retroactive approval of the high technology enterprise status for certain Chinese subsidiaries within the Company’s Asia Pacific operating segment.

The Company’s provision for income taxes for the quarter and three quarters ended September 30, 2013 was impacted by the impairment of property, plant and equipment related to a plant closure in China which resulted in no related tax benefit. Additionally, in the third quarter of 2013, a state law was enacted that significantly reduced the carryforward period of certain state tax credits. As a result, a valuation allowance in the amount of approximately $3.3 million generated a discrete tax item for the quarter and three quarters ended September 30, 2013.

Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(8) Financial Instruments

Derivatives

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts as of September 29, 2014 and December 30, 2013 was approximately $30,379 and $47,000, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheet are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	September 29, 2014	December 30, 2013
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other accrued expenses	$(62)	$(751)
Foreign exchange contracts	Deposits and other non-current assets	—	10

Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	—	647
Foreign exchange contracts	Other accrued expenses	(2,806)	(899)
Foreign exchange contracts	Other long-term liabilities	—	(1,288)

		$(2,868)	$(2,281)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Quarter Ended
		September 29, 2014			September 30, 2013
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Foreign currency forward	Depreciation expense	$(65)	$(40)	$—	$(1,240)	$(111)	$—

		$(65)	$(40)	$—	$(1,240)	$(111)	$—

		For the Three Quarters Ended

		September 29, 2014			September 30, 2013
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Foreign currency forward	Depreciation expense	$55	$(105)	$—	$(1,437)	$(111)	$—

		$55	$(105)	$—	$(1,437)	$(111)	$—

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income (loss) for the three quarters ended September 29, 2014 and September 30, 2013:

	For the Three Quarters Ended
	September 29, 2014	September 30, 2013
	(In thousands)
Beginning balance unrealized loss, net of tax	$(1,613)	$(15)
Changes in fair value, net of tax	55	(1,437)
Reclassification to earnings	105	111

Ending balance unrealized loss, net of tax	$(1,453)	$(1,341)

The Company expects that approximately $169 of expense will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain (loss) recognized in other, net in the consolidated condensed statement of operations on derivative instruments not designated as hedges is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(In thousands)
Derivative instruments not designated as hedges:
Foreign exchange contracts	$(2,213)	$353	$(1,259)	$(312)
Interest rate swap	—	—	—	620

	$(2,213)	$353	$(1,259)	$308

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at September 29, 2014 and December 30, 2013 were as follows:

	September 29, 2014		December 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	$—	$—	$148	$148
Derivative assets, current	—	—	647	647
Derivative liabilities, current	2,868	2,868	1,650	1,650
Derivative assets, non-current	—	—	10	10
Derivative liabilities, non-current	—	—	1,288	1,288
Long-term debt	273,805	273,036	370,008	369,402
Convertible senior notes due 2015	31,481	32,800	36,568	39,960
Convertible senior notes due 2020	195,234	243,725	167,167	237,050

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

The fair value of the long-term debt was estimated based on discounting the debt over its life using current market rates for similar debt as of September 29, 2014 and December 30, 2013.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 inputs.

As of September 29, 2014 and December 30, 2013, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

(9) Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss) as of September 29, 2014 and December 30, 2013:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Total
	(In thousands)
Ending balance at December 30, 2013	$47,280	$(1,613)	$(63)	$45,604
Other comprehensive income (loss) before reclassifications	(4,940)	55	(20)	(4,905)
Amounts reclassified from accumulated other comprehensive income (loss)	—	105	83	188

Other comprehensive (loss) income	(4,940)	160	63	(4,717)

Ending balance at September 29, 2014	$42,340	$(1,453)	$—	$40,887

Foreign currency translation amounts as of September 29, 2014 and December 30, 2013 are net of taxes of $3,085 and $3,132, respectively.

The following provides a summary of reclassifications out of accumulated other comprehensive income for the quarter and three quarters ended September 29, 2014 and September 30, 2013:

		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		For the Quarter Ended		For the Three Quarters Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Statement of Operations Location	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013

Loss on cash flow hedges	Depreciation expense, net of tax	$40	$111	$105	$111

Loss on available for sale securities	Other, net, net of tax	$—	$18	$83	$22

Gain on foreign currency translation	Gain on sale of assets, net of tax	$—	$—	$—	$(14,266)

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

The Company’s customers include both OEM and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For each of the quarters ended September 29, 2014 and September 30, 2013, one customer accounted for approximately 23% of the Company’s net sales. For the three quarters ended September 29, 2014 and September 30, 2013, one customer accounted for approximately 16% and 17%, respectively, of the Company’s net sales.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

At September 29, 2014 and December 30, 2013, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	September 29, 2014	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$129,012	$129,012	$—	—
Foreign exchange derivative liabilities	2,868	—	2,868	—

	December 30, 2013	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$23,838	$23,838	$—	—
Available for sale securities	148	148	—	—
Foreign exchange derivative assets	657	—	657	—
Foreign exchange derivative liabilities	2,938	—	2,938	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter or three quarters ended September 29, 2014 and September 30, 2013.

(12) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable at September 29, 2014 and December 30, 2013. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Class Action Complaints related to Viasystems Acquisition

Since the public announcement on September 22, 2014 of the execution of the Merger Agreement, Viasystems, TTM, Merger Sub, and the members of the Viasystems Board have been named as defendants in two putative class action complaints challenging the Merger. The first lawsuit, filed in the Circuit Court of St. Louis County, Missouri on September 30, 2014 (the Missouri Lawsuit), and the second lawsuit, filed in the Court of Chancery of the State of Delaware on October 13, 2014 (the Delaware Lawsuit and, together with the Missouri Lawsuit, the Lawsuits), generally allege that the Merger fails to properly value Viasystems, that the individual defendants breached their fiduciary duties in approving the Merger Agreement, and that those breaches were aided and abetted by TTM, Merger Sub, and Viasystems.

The Delaware Lawsuit specifically alleges, among other allegations, that (1) the Viasystems Board breached its fiduciary duties by: (a) agreeing to the Merger for grossly inadequate consideration, (b) agreeing to lock up the Merger with deal protection devices that prevent other bidders from making a successful competing offer for Viasystems, and (c) participating in a transaction where the loyalties of the Viasystems Board and management are divided; (2) the voting agreements entered into between the Company and certain of Viasystems’ significant stockholders prevent Viasystems stockholders from providing a meaningful vote on the proposal to adopt the Merger; and (3) that those breaches of fiduciary duties were aided and abetted by TTM, Merger Sub, and Viasystems. Further, the Missouri Lawsuit specifically alleges, among other allegations, that (1) the proposed Merger is unfair and the consideration to be paid in connection with the Merger is inadequate; (2) the Viasystems Board and Viasystems’ management have a conflict of interest due to the cash pool bonus and change in control payments to be made to certain executive officers and key employees if the Merger is consummated; and (3) the Merger Agreement contains impermissible deal protection devices.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Lawsuits seek injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, rescinding, to the extent already implemented, the Merger Agreement or any of the terms therein, costs and disbursements and attorneys’ and experts’ fees and costs, as well as other equitable relief as the respective court deems proper. The Delaware Lawsuit also seeks: (1) in the event the Merger is consummated prior to the entry of the court’s final judgment, rescissory damages as an alternative to rescission, and (2) an accounting by all defendants to the plaintiff and other members of the class for all damages caused by the defendants and for all profits and any special benefits obtained as a result of their alleged breaches of their fiduciary duties. TTM believes the Lawsuits are without merit.

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as compliance with air quality standards and chemical use reporting. The Company believes that its facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to Chinese environmental water waste law was issued in late 2012, but allows for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime and come into full compliance with the new laws in 2014 and 2015, depending on the province of China in which such plant is located. The Company’s plants in China are not yet in full compliance with the newly adopted environmental regulations as updated in late 2012. The Company expects to come into compliance and does not anticipate any immediate risk of government fines or temporary closure of its Chinese plants. The Company has established and enacted an investment plan, which includes capital expenditures estimated to be approximately $15, 000 through 2015, to address the regulatory changes in order to come into full compliance during the interim period.

(13) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and three quarters ended September 29, 2014 and September 30, 2013:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(In thousands, except per share amounts)
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$7,658	$(7,708)	$755	$10,581

Weighted average shares outstanding	83,345	82,630	83,202	82,458
Dilutive effect of performance-based stock units, restricted stock units and stock options	694	—	651	567

Diluted shares	84,039	82,630	83,853	83,025

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.09	$(0.09)	$0.01	$0.13

Diluted	$0.09	$(0.09)	$0.01	$0.13

For the quarter and three quarters ended September 29, 2014 and for the three quarters ended September 30, 2013, performance-based restricted stock units, restricted stock units and stock options to purchase 1,263, 1,230 and 1,987 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based restricted stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

For the quarter and three quarters ended September 29, 2014, the effect of 27,970 shares of common stock, related to the Company’s convertible senior notes and warrants to purchase 28,020 shares of common stock were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive under the treasury stock method. For the quarter and three quarters ended September 30, 2013, the effect of 10,963 shares of common stock, related to the Company’s convertible senior notes and warrants to purchase 10,963 shares of common stock were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive under the treasury stock method.

(14) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(In thousands)
Cost of goods sold	$207	$252	$669	$809
Selling and marketing	257	304	845	1,001
General and administrative	1,490	1,275	4,539	4,934

Stock-based compensation expense recognized	1,954	1,831	6,053	6,744
Income tax benefit recognized	(517)	(459)	(1,580)	(1,640)

Total stock-based compensation expense after income taxes	$1,437	$1,372	$4,473	$5,104

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. PRUs activity for the three quarters ended September 29, 2014 was as follows:

Shares
(In thousands)
Outstanding target shares at December 30, 2013	353
Granted:
Third tranche of 2012 grant	59
Second tranche of 2013 grant	113
First tranche of 2014 grant	86
Change in units due to annual performance achievement	(42)
Vested	(90)
Forfeitures / cancellations	(34)

Outstanding target shares at September 29, 2014	445

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the three quarters ended September 29, 2014 and September 30, 2013, the following assumptions were used in determining the fair value:

	September 29, 2014[1]	September 30, 2013[2]
Weighted-average fair value	$5.80	$6.79
Risk-free interest rate	0.4%	0.3%
Dividend yield	—	—
Expected volatility	41%	49%
Expected term in months	23	25

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2012, the second year of the three-year performance period applicable to PRUs granted in 2013 and the first year of the three-year performance period applicable to PRUs granted in 2014.

(2)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2011, the second year of the three-year performance period applicable to PRUs granted in 2012 and the first year of the three-year performance period applicable to PRUs granted in 2013.

Restricted Stock Units

The Company granted 833 and 894 restricted stock units during the three quarters ended September 29, 2014 and September 30, 2013, respectively. The units granted have a weighted-average fair value per unit of $8.00 and $8.17 for the three quarters ended September 29, 2014 and September 30, 2013, respectively. The fair value for restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. There were no restricted stock units granted during the quarters ended September 29, 2014 and September 30, 2013.

Stock Options

The Company did not grant any stock option awards during the quarter or three quarters ended September 29, 2014 and September 30, 2013.

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of September 29, 2014:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
PRU awards	$1,362	1.5
RSU awards	8,185	1.3
Stock option awards	5	0.1

	$9,552

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(In thousands)
Net Sales:
Asia Pacific	$214,727	$206,460	$547,092	$618,674
North America	131,054	132,608	389,237	385,866

Total sales	345,781	339,068	936,329	1,004,540
Inter-segment sales	(506)	(377)	(1,524)	(2,436)

Total net sales	$345,275	$338,691	$934,805	$1,002,104

Operating Segment Income (Loss):
Asia Pacific	$10,034	$(7,313)	$11,976	$27,454
North America	4,259	8,455	14,440	19,344

Total operating segment income	14,293	1,142	26,416	46,798
Amortization of definite-lived intangibles	(1,980)	(2,329)	(6,452)	(6,984)

Total operating income (loss)	12,313	(1,187)	19,964	39,814
Total other expense	(4,276)	(3,156)	(20,177)	(13,723)

Income (loss) before income taxes	$8,037	$(4,343)	$(213)	$26,091

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarter and the three quarters ended September 29, 2014 and September 30, 2013 are sales from the Asia Pacific operating segment to the North America operating segment.

(16) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepreg from these related parties in the amount of $11,469 and $13,740 for the quarters ended September 29, 2014 and September 30, 2013, respectively, and $36,647 and $51,349 for the three quarters ended September 29, 2014 and September 30, 2013, respectively.

Dongguan Shengyi Electronics Ltd., (SYE) is a related party as a significant shareholder of the Company holds an equity interest in the parent company of SYE. Sales to SYE for the quarters ended September 29, 2014 and September 30, 2013 were $2,282 and $14,351, respectively, and $21,535 and $18,361 for the three quarters ended September 29, 2014 and September 30, 2013, respectively. Additionally, purchases from SYE for the quarter and three quarters ended September 29, 2014 were approximately $78 and $550, respectively. There were no purchases from SYE for the quarter or three quarters ended September 30, 2013.

As of September 29, 2014 and December 30, 2013, the Company’s consolidated condensed balance sheet included $19,884 and $19,547, respectively, in accounts payable due to, and $8,924 and $13,312, respectively, in accounts receivable due from related parties for the purchase of laminate and prepreg, and sales of PCBs to SYE, as mentioned above.

(17) Distribution of Profits

As stipulated by the relevant laws and regulations of China applicable to the Company’s subsidiaries in China, each of such subsidiaries is required to make appropriations from its net income as determined in accordance with accounting principles and the relevant financial regulations of China (PRC GAAP) to a non-distributable reserve, also referred to as statutory surplus reserve. The appropriations to the statutory surplus reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP and required until the balance reaches 50% of its registered capital. The statutory surplus reserve is used to offset future or past losses. These Chinese subsidiaries may, upon a resolution passed by their respective shareholders, convert the statutory surplus reserve into capital. There were appropriations of approximately $207 to the statutory surplus reserve of these Chinese subsidiaries for the quarter ended September 29, 2014.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(18) Noncontrolling Interest Holdings

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We provide our customers time-to-market and advanced technology products and offer a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. We serve a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touch screen tablets, and smartphones. We also serve the aerospace and defense, high-end computing, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

On September 21, 2014, we, Viasystems Group, Inc. (Viasystems), and Vector Acquisition Corp. (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement) under which we will acquire all outstanding shares of Viasystems (the Merger) for a combined consideration of $11.33 in cash and 0.706 shares of TTM common stock per outstanding share of Viasystems common stock, which based on the closing market price on September 19, 2014 was valued at $16.46 per share of Viasystems common stock, or approximately $368 million. The total enterprise value of the transaction, including the assumption of debt, is approximately $927 million. See Note 2 to the Consolidated Condensed Financial Statements included herein for additional information. The transaction is expected to close in the first half of 2015.

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

In the normal course of operations, we are exposed to risks associated with fluctuations in foreign currency exchange rates. Specifically, we are subject to risks associated with transactions that are denominated in currencies other than our functional currencies. Our primary foreign exchange exposure is to the Chinese Renminbi (RMB). For the three quarters ended September 29, 2014, our consolidated condensed statement of operations included an unrealized foreign exchange loss of approximately $2.1 million, due primarily to the rapid depreciation of the RMB against the U.S. Dollar during the first quarter of 2014. Unrealized foreign exchange gains during the third quarter of 2014 were approximately $1.5 million. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB nor do we currently use derivative instruments to reduce exposure to foreign currency risk for a majority of our loans due from our foreign subsidiaries.

Labor costs represent a significant portion of our total manufacturing costs. Our labor costs in the People’s Republic of China (China) have increased rapidly over the past number of years as a result of mandated increases in the minimum wage and increased compensation offered to our labor force due to the reduction of overtime hours that we implemented to meet standards required by some of our global customers. These increases in labor costs have reduced the gross and operating margins of our Asia Pacific operating segment. We believe annual labor rate increases together with increased pricing pressures from our principal customers and the reduction in our first quarter and second quarter operating leverage due to the seasonal nature of our business will occur each year for the foreseeable future and may further reduce gross and operating margins in our Asia Pacific operating segment.

We sell to OEMs both directly and indirectly through EMS providers. While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our 10 largest OEM customers accounted for 58% and 56% of our net sales for the quarters ended September 29, 2014 and September 30, 2013, respectively. Sales to our 10 largest OEM customers accounted for 55% and 52% of our net sales for the three quarters ended September 29, 2014 and September 30, 2013, respectively.

The following table shows the percentage of our net sales attributable to each of the principal end markets we serve for the periods indicated.

	For the Quarter Ended		For the Three Quarters Ended
End Markets(1)	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Aerospace/Defense	15%	16%	17%	16%
Cellular Phone(2)	25	21	18	18
Computing/Storage/Peripherals(2)	13	19	15	18
Medical/Industrial/Instrumentation	9	9	10	8
Networking/Communications	32	30	35	34
Other(2)	6	5	5	6

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2013 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since December 30, 2013.

Specific to our goodwill valuation policy, we will perform our annual impairment test during our fourth fiscal quarter. Given the recent volatility of our market capitalization, it is reasonably possible that we could record an impairment charge by fiscal year end when we conduct our annual impairment test.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.8	85.7	86.5	85.3

Gross profit	14.2	14.3	13.5	14.7

Operating expenses:
Selling and marketing	2.6	2.6	2.9	2.7
General and administrative	7.5	7.2	7.6	7.7
Amortization of definite-lived intangibles	0.5	0.7	0.7	0.7
Restructuring charges	—	1.0	—	0.3
Impairment of long-lived assets	—	3.2	0.2	1.1
Gain on sale of assets	—	—	—	(1.8)

Total operating expenses	10.6	14.7	11.4	10.7

Operating income (loss)	3.6	(0.4)	2.1	4.0
Other income (expense):
Interest expense	(1.7)	(1.7)	(1.9)	(1.8)
Loss on extinguishment of debt	—	—	—	—
Other, net	0.4	0.8	(0.2)	0.4

Total other expense, net	(1.3)	(0.9)	(2.1)	(1.4)

Income (loss) before income taxes	2.3	(1.3)	—	2.6
Income tax (provision) benefit	(0.1)	(1.0)	0.1	(1.3)

Net income (loss)	2.2	(2.3)	0.1	1.3
Less: Net income attributable to noncontrolling interest	—	—	—	(0.2)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	2.2%	(2.3)%	0.1%	1.1%

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

The following table compares net sales by reportable segment for the quarter and three quarters ended September 29, 2014 and September 30, 2013:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(In thousands)
Net Sales:
Asia Pacific	$214,727	$206,460	$547,092	$618,674
North America	131,054	132,608	389,237	385,866

Total sales	345,781	339,068	936,329	1,004,540
Inter-segment sales	(506)	(377)	(1,524)	(2,436)

Total net sales	$345,275	$338,691	$934,805	$1,002,104

Net Sales

Total net sales increased $6.6 million, or 1.9%, from $338.7 million for the third quarter of 2013 to $345.3 million for the third quarter of 2014. Net sales for the Asia Pacific segment, excluding inter-segment sales, increased $8.1 million, or 3.9%, from $206.1 million in the third quarter of 2013 to $214.2 million in the third quarter of 2014. This increase was primarily due to higher demand in our Cellular Phone and Networking/Communications end markets, partially offset by lower demand in our Computing/Storage/Peripherals end market. The change in our product mix resulted in a 13% increase in the average PCB selling price, partially offset by an 8% decrease in PCB shipments from the third quarter of 2013. Net sales for the North America segment decreased $1.5 million, or 1.1%, from $132.6 million in the third quarter of 2013 to $131.1 million in the third quarter of 2014. This decrease was primarily due to a 7% decrease in demand for PCB products in the Networking/Communications end market, partially offset by increased revenue for PCB products in the Medical/Industrial/Instrumentation end market.

Total net sales decreased $67.3 million, or 6.7%, from $1,002.1 million for the first three quarters of 2013 to $934.8 million for the first three quarters of 2014. Net sales for the Asia Pacific segment, excluding inter-segment sales, decreased $70.6 million, or 11.5%, from $616.2 million in the first three quarters of 2013 to $545.6 million in the first three quarters of 2014. This decrease was primarily due to the absence of net sales resulting from the sale of a controlling equity interest in a subsidiary in the second quarter of 2013 combined with lower demand in our Computing/Storage/Peripherals and Cellular Phone end markets, which resulted in a 20% decrease in PCB shipments from the first three quarters of 2013. This decrease in net sales was partially offset by an 11% increase in the average PCB selling price, which was driven by product mix shift. Net sales for the North America segment increased $3.3 million, or 0.9%, from $385.9 million in the first three quarters of 2013 to $389.2 million in the first three quarters of 2014. This increase was primarily due to an increase in demand for backplane assemblies and for PCB products in our Medical/Industrial/ Instrumentation end market.

Gross Margin

Gross margin decreased from 14.3% for the third quarter of 2013 to 14.2% for the third quarter of 2014. Gross margin for the Asia Pacific segment increased from 12.6% for the third quarter of 2013 to 13.6% for the third quarter of 2014, primarily due to higher production volumes at certain PCB fabrication plants and lower product warranty claims, partially offset by higher production costs resulting from new product introductions, product mix changes, and a five day production shut down at one of our advanced technology facilities in China due to an unexpected power outage. Gross margin for the North America segment decreased from 16.9% for the third quarter of 2013 to 15.2% for the third quarter of 2014, primarily due to a mix shift toward lower margin assembly products and lower cost absorption due to lower production volumes at certain PCB fabrication plants.

Gross margin decreased from 14.7% for the first three quarters of 2013 to 13.5% for the first three quarters of 2014. Gross margin for the Asia Pacific segment decreased from 13.5% for the first three quarters of 2013 to 12.5% for the first three quarters of 2014, primarily due to unfavorable product mix, lower utilization and increased equipment-related expenses at our advanced technology plants in the first two quarters of 2014. Gross margin for the North America segment decreased from 16.6% for the first three quarters of 2013 to 14.9% for the first three quarters of 2014, primarily due to a mix shift toward lower margin assembly products and lower cost absorption due to lower production volumes at certain PCB fabrication plants.

Selling and Marketing Expenses

Selling and marketing expenses increased by $0.1 million, or 1.1%, from $8.9 million for the third quarter of 2013 to $9.0 million for the third quarter of 2014. As a percentage of net sales, selling and marketing expenses remained consistent at 2.6% for each of the third quarters of 2013 and 2014. Selling and marketing expenses decreased $0.6 million, or 2.2%, from $27.6 million for the first three quarters of 2013 to $27.0 million for the first three quarters of 2014. As a percentage of net sales, selling and marketing expenses were 2.7% and 2.9% for the first three quarters of 2013 and 2014, respectively. The decrease in selling and marketing expenses for the first three quarters of 2014 was primarily due to reduced commissions and lower travel expenses over the comparable periods of the prior year. Additionally, the increase in selling and marketing expense as a percentage of net sales for the first three quarters of 2014 was primarily due to lower net sales.

General and Administrative Expense

General and administrative expenses increased $1.5 million from $24.3 million, or 7.2% of net sales, for the third quarter of 2013 to $25.8 million, or 7.5% of net sales, for the third quarter of 2014. General and administrative expenses decreased $6.0 million from $77.0 million, or 7.7% of net sales, for the first three quarters of 2013 to $71.0 million, or 7.6% of net sales, for the first three quarters of 2014. The increase in general and administrative expense for the third quarter of 2014 primarily related to costs of $1.6 million related to the proposed acquisition of Viasystems. The decrease in general and administrative expense for the first three quarters ended 2014 is primarily due to costs savings resulting from the sale of our controlling equity interest in a subsidiary in the Asia Pacific operating segment and lower incentive compensation expense, offset by the $1.6 million of acquisition-related costs recorded in the third quarter of 2014.

Other Income (Expense)

Other expense, net increased $1.1 million from $3.2 million for the third quarter of 2013 to $4.3 million for the third quarter of 2014. The increase in other expense, net was primarily due to a decrease in currency transaction and derivative gains.

Other expense, net increased $6.5 million from $13.7 million for the first three quarters of 2013 to $20.2 million for the first three quarters of 2014. The increase in other expense, net was primarily due to unrealized foreign currency transaction losses of $3.6 million due to the rapid depreciation of the Chinese RMB against the U.S. Dollar, and $0.5 million loss on the extinguishment of debt related to repurchase of a portion of convertible senior notes due 2015, both in the first quarter of 2014.

Income Taxes

The provision for income taxes decreased $3.0 million from $3.4 million for the third quarter of 2013 to $0.4 million for the third quarter of 2014. In 2013, income tax expense was higher primarily due to the increase of valuation allowance of $3.3 million as a result of a new state law that significantly reduced the carryforward period of certain state tax credits. In addition, in the third quarter of 2014, we had a decrease in income tax expense due to discrete benefits resulting from the research and development deduction at a Chinese subsidiary within our Asia Pacific operating segment.

The provision for income taxes decreased $14.5 million from an income tax expense of $13.5 million for the first three quarters of 2013 to an income tax benefit of $1.0 million for the first three quarters of 2014. The decrease in our provision for income taxes was primarily due to losses incurred for the first three quarters of 2014 compared to income in the same period of the prior year, combined with (i) a $1.5 million discrete tax benefit recorded in the first quarter of 2014 resulting from the retroactive approval of the high technology enterprise status for a subsidiary within the Asia Pacific operating segment, (ii) a $0.7 million discrete tax benefit recorded in the third quarter of 2014 resulting from the research and development deduction at a Chinese subsidiary within the Asia Pacific operating segment, and (iii) a $0.4 million change in estimates resulting from completion of our 2013 federal income tax return.

Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of September 29, 2014 and December 30, 2013, we had net deferred income tax assets of approximately $6.3 million and $5.4 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, and term and revolving debt. Our principal uses of cash have been to finance capital expenditures, meet debt service requirements, fund working capital requirements, finance acquisitions, and refinance existing debt. We anticipate that financing acquisitions, servicing debt, financing capital expenditures, and funding working capital requirements, will continue to be the principal demands on our cash in the future.

As of September 29, 2014, we had net working capital of approximately $251.3 million compared to $347.0 million as of December 30, 2013.

As of September 29, 2014, we had cash and cash equivalents of approximately $248.7 million, of which approximately $67.6 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of September 29, 2014, $64.4 million was located in Asia and $3.2 million was located in Europe. Cash and cash equivalents located in our Asia Pacific operating segment are expected to be used in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China, as well as in Europe, which are managed in conjunction with our U.S. operations, totaled approximately $14.2 million and are available for repatriation and a deferred tax liability for U.S. income taxes on undistributed earnings has been recorded.

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

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash available from borrowings under our existing credit arrangements will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months. However, we may enter into new borrowing arrangements, if needed, to fund acquisitions, fund our business operations, or refinance existing debt.

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

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR plus an interest margin of 2.38%. At September 29, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.53%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current ratio, and interest coverage ratios for both us and our Asia Pacific operating segment. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. At September 29, 2014, we were in compliance with the covenants.

We are required to pay a commitment fee of 0.50% per annum on any unused portion of the loans and letters of credit facility granted under the Credit Agreement. We incurred $0.2 million and $0.4 million for the quarter and three quarters ended September 29, 2014, respectively, in commitment fees. As of September 29, 2014, the outstanding amount of the Term Loan was $273.8 million, of which $96.2 million is due for repayment through September 2015 and is included as short-term debt, with the remaining $177.6 million included as long-term debt. None of the Revolving Loan associated with the Credit Agreement was outstanding at September 29, 2014. Available borrowing capacity under the Revolving Loan was $90.0 million as of September 29, 2014.

We have an $80.0 million Letters of Credit Facility under the Credit Agreement. As of September 29, 2014, letters of credit in the amount of $43.2 million were outstanding under our Credit Agreement, and other standby letters of credit were outstanding in the amount of $3.9 million. The other outstanding standby letters of credit expire between December 31, 2014 and February 28, 2015.

We are party to a revolving loan credit facility with a lender in China. Under this arrangement, the lender has made available to us approximately $47.3 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the revolver is drawn upon. There are no commitment fees on the unused portion of the revolver and this arrangement expires in December 2014. As of September 29, 2014, the revolver had not been drawn upon.

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

In January 2014, we closed the sale of an additional $30.0 million aggregate principal amount of our 1.75% convertible senior notes due 2020 (Additional Notes). The Additional Notes were sold pursuant to the exercise of an over-allotment option granted by us in the underwriting agreement related to the offer and sale of $220.0 million aggregate principal amount of our 1.75% convertible senior notes due 2020. In connection with the offering of the Additional Notes, we entered into additional convertible note hedge transactions with respect to shares of our common stock. The additional purchased call options cover up to approximately 3.1 million shares of common stock, at a strike price of $9.64 and will expire upon the maturity of the notes. Additionally, we also entered into additional warrant transactions, whereby we sold warrants to acquire up to approximately 3.1 million shares of common stock at a strike price of $14.26, which will expire ratably from March 2021 through January 2022.

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

Prior to December 30, 2013, we repurchased $136.1 million principal amount of notes. In January 2014, we repurchased $6.5 million principal amount of notes at approximately 103.4% of their principal amount. This repurchase was also accounted for as an extinguishment of debt and, accordingly, we recognized a loss of approximately $0.5 million, primarily associated with the premium paid to repurchase the convertible senior notes and the recognition of certain remaining unamortized debt discount and issuance costs. At September 29, 2014, $32.4 million of principal related to the convertible senior notes due 2015 remain outstanding.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 29, 2014:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations(1)
Long-term debt obligations	$273,805	$96,205	$177,600	$—	$—
Convertible debt obligations	282,395	32,395	—	—	250,000
Interest on debt obligations	39,565	11,725	12,527	8,750	6,563
Foreign currency forward contract liabilities	2,868	2,868	—	—	—
Equipment payables	54,138	54,138	—	—	—
Purchase obligations	22,902	20,803	2,099	—	—
Operating lease commitments	6,402	2,520	2,574	1,171	137

Total contractual obligations	$682,075	$220,654	$194,800	$9,921	$256,700

(1)	Unrecognized uncertain tax benefits of $2.5 million are not included in the table above as we have not determined when the amount will be paid.

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

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us at the beginning of fiscal year 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business we are exposed to risks associated with fluctuations in interest rates and fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of the reporting process. Our Asia Pacific operations utilize the Renminbi (RMB) and the Hong Kong Dollar (HKD) as the functional currencies, which results in us recording a translation adjustment that is included as a component of accumulated other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. For the three quarters ended September 29, 2014, our consolidated condensed statement of operations includes an unrealized foreign exchange loss of approximately $2.1 million due to the rapid depreciation of the RMB against the U.S. Dollar during the first quarter of 2014. There was approximately $1.5 million of unrealized foreign exchange gain during the third quarter of 2014.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts as of September 29, 2014 and December 30, 2013 was approximately $30.4 million and $47.0 million, respectively. We have designated certain of these foreign exchange contracts as cash flow hedges. To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB and HKD nor do we currently use derivative instruments to reduce exposure to foreign currency risk for a majority of our loans due from our foreign subsidiaries. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

Additionally, we do not enter into derivative financial instruments for trading or speculative purposes, nor have we experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

See Liquidity and Capital Resources and Credit Agreement appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of September 29, 2014, approximately 50.8% of our total debt was based on fixed rates. Based on our borrowings as of September 29, 2014, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $2.7 million.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 30, 2013 for further discussion of market risks associated with interest rates. Our exposure to interest rate risks has not changed materially since December 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of September 29, 2014, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the public announcement on September 22, 2014 of the execution of the Merger Agreement, Viasystems, TTM, Merger Sub, and the members of the Viasystems Board have been named as defendants in two putative class action complaints challenging the Merger. The first lawsuit, filed in the Circuit Court of St. Louis County, Missouri on September 30, 2014 (the “Missouri Lawsuit”), and the second lawsuit, filed in the Court of Chancery of the State of Delaware on October 13, 2014 (the “Delaware Lawsuit” and, together with the Missouri Lawsuit, the “Lawsuits”), generally allege that the Merger fails to properly value Viasystems, that the individual defendants breached their fiduciary duties in approving the Merger Agreement, and that those breaches were aided and abetted by TTM, Merger Sub, and Viasystems.

The Delaware Lawsuit specifically alleges, among other allegations, that (1) the Viasystems Board breached its fiduciary duties by: (a) agreeing to the Merger for grossly inadequate consideration, (b) agreeing to lock up the Merger with deal protection devices that prevent other bidders from making a successful competing offer for Viasystems, and (c) participating in a transaction where the loyalties of the Viasystems Board and management are divided; (2) the voting agreements entered into between TTM and certain of Viasystems’ significant stockholders prevent Viasystems stockholders from providing a meaningful vote on the proposal to adopt the Merger; and (3) that those breaches of fiduciary duties were aided and abetted by TTM, Merger Sub, and Viasystems. Further, the Missouri Lawsuit specifically alleges, among other allegations, that (1) the proposed Merger is unfair and the consideration to be paid in connection with the Merger is inadequate; (2) the Viasystems Board and Viasystems’ management have a conflict of interest due to the cash pool bonus and change in control payments to be made to certain executive officers and key employees if the Merger is consummated; and (3) the Merger Agreement contains impermissible deal protection devices.

The Lawsuits seek injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, rescinding, to the extent already implemented, the Merger Agreement or any of the terms therein, costs and disbursements and attorneys’ and experts’ fees and costs, as well as other equitable relief as the respective court deems proper. The Delaware Lawsuit also seeks: (1) in the event the Merger is consummated prior to the entry of the court’s final judgment, rescissory damages as an alternative to rescission, and (2) an accounting by all defendants to the plaintiff and other members of the class for all damages caused by the defendants and for all profits and any special benefits obtained as a result of their alleged breaches of their fiduciary duties. TTM believes the Lawsuits are without merit.

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

Our acquisition strategy involves numerous risks.

As discussed above, on September 21, 2014, we entered into the Merger Agreement with Viasystems and Merger Sub, pursuant to which Merger Sub will merge with and into Viasystems, with Viasystems surviving the Merger as a wholly owned subsidiary of our Company. This transaction and any other acquisitions we may pursue in the future involve numerous risks. As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our business. Risks related to an acquisition may include:

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

The issuance of our common stock in connection with the Merger could decrease the market price of our common stock.

The issuance of our common stock in the Merger may result in fluctuations in the market price of our common stock, including a stock price decline.

We, Viasystems, and Merger Sub may be unable to satisfy the conditions to the Merger, and the Viasystems Merger may not be consummated.

Consummation of the Merger is subject to various closing conditions, including, (1) the adoption of the Merger Agreement by Viasystems stockholders, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of certain other required antitrust approvals under applicable antitrust and competition laws of China, Germany and Estonia, (3) the absence of any legal restraints or prohibitions on the consummation of the Merger, and (4) receipt of approval of the transaction from the Committee on Foreign Investment in the United States. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement, and the other party not having suffered a material adverse effect (as defined in the Merger Agreement).

These and other conditions to the consummation of the Merger may fail to be satisfied. In addition, satisfying the conditions to the Merger may take longer, and could cost more, than Viasystems and we expect. The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully consummated within its expected timeframe. Further, there can be no assurance that the conditions to the Merger will be satisfied or waived or that the Merger will be consummated.

Failure to achieve expected benefits of the Merger and to integrate Viasystems’ operations with ours could adversely affect us following the completion of the Merger and the market price of our common stock.

Although we expect to realize strategic, operational, and financial benefits as a result of the Merger, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. In particular, the success of the Merger will depend on achieving efficiencies and cost savings, and no assurances can be given that we will be able to do so. For example, costs associated with Viasystems’ legal proceedings and other loss contingencies may be greater than expected. In addition, in order to obtain the benefits of the Merger, we must integrate Viasystems’ operations. Such integration may be complex and the failure to do so quickly and effectively may negatively affect earnings.

In addition, the market price of our common stock may decline as a result of the Merger if the integration of Viasystems is unsuccessful, takes longer than expected, or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the Merger on our financial results is otherwise not consistent with the expectations of financial analysts or investors.

Legal proceedings in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.

Since the public announcement of the Merger Agreement on September 22, 2014, Viasystems, the members of the Viasystems Board, our Company, and Merger Sub have been named as defendants in two putative class action complaints challenging the Merger (see “Item 1 – Legal Proceedings”). The Lawsuits generally allege, among other things, that the Merger fails to properly value Viasystems, that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by our Company, Merger Sub, and Viasystems. The Lawsuits seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, rescinding, to the extent already implemented, the Merger Agreement or any of the terms therein, costs and disbursements, and attorneys’ and experts’ fees and costs, as well as other equitable relief as the court deems proper.

One of the conditions to the Merger is that no temporary restraining order, preliminary or permanent injunction, or other order (as defined in the Merger Agreement) issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect; nor shall there be any statute, rule, regulation, or order enacted, entered, or enforced that prevents or prohibits the consummation of the Merger. Consequently, if the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants’ ability to consummate the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all. If consummation of the Merger is prevented or delayed, it could result in substantial costs to our Company and Viasystems. In addition, we and Viasystems could incur significant costs in connection with the Lawsuits, including costs associated with the indemnification of Viasystems’ directors and officers.

We will incur substantial additional indebtedness in connection with the Merger.

In connection with the Merger, we have received commitments for financing arrangements consisting of a senior secured asset-based revolving facility (the “ABL Facility”) in an aggregate amount of $150 million, and a senior secured term loan B facility (the “Term B Facility” and, together with the ABL Facility, the “Credit Facilities”) in an aggregate amount of $1,115 million. While we have obtained a commitment for such financing, we are continuing to evaluate and explore various capital structure options for the ultimate financing structure to be implemented. Any such final documentation will be entered into in connection with the consummation of the Merger. We intend to use the aggregate proceeds of the Term B Facility to pay the cash portion of the consideration to be paid in connection with the consummation of the Merger, to refinance certain existing indebtedness of Viasystems, to refinance certain existing indebtedness of our Company, and to pay the fees and expenses incurred in connection with the Merger. We do not presently expect to draw on the ABL Facility. This additional indebtedness of our Company may limit the combined company’s operating flexibility following the Merger and may otherwise strain the combined company’s liquidity and financial condition.

As a result of the Merger, our goodwill, indefinite-lived intangible assets, and other intangible assets in our consolidated balance sheet will increase. If our goodwill, indefinite-lived intangible assets, or other intangible assets become impaired in the future, we would be required to record a material, non-cash charge to earnings, which would also reduce our stockholders’ equity.

Under GAAP, goodwill and indefinite-lived intangible assets are reviewed for impairment on an annual basis (or more frequently if events or circumstances indicate that their carrying value may not be recoverable) and other intangible assets if events or circumstances indicate that their carrying value may not be recoverable. If our goodwill, indefinite-lived intangible assets, or other intangible assets are determined to be impaired in the future, we will be required to record a material, non-cash charge to earnings during the period in which the impairment is determined.

We are subject to risks of currency fluctuations.

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of September 29, 2014, we had an aggregate of approximately $188.2 million in current assets denominated in Chinese RMB and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. Dollar and the RMB and the U.S. Dollar and the HKD cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the U.S Dollar or in the HKD, the depreciation of the RMB against the U.S. Dollar or the HKD, will have an adverse impact on our financial condition and results of operations (including the cost of servicing, and the value in our balance sheet of, the U.S Dollar and HKD-denominated indebtedness). Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Collectively, our ten largest OEM customers accounted for approximately 58% and 56% of our net sales for the quarters ended September 29, 2014 and September 30, 2013, respectively, and one customer represented 23% of our sales in each of the quarters ended September 29, 2014 and September 30, 2013. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could harm our business, results of operations, and financial condition and lead to declines in the trading price of our common stock. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our results of operations would be harmed.

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

In the quarter ended September 29, 2014, approximately 67% of our total net sales were generated from our significant operations in the People’s Republic of China. Certain of our independent registered public accounting firm’s audit documentation related to their audit as of and for the fiscal year ending December 29, 2014 may be located in China, and certain audit procedures may take place within China’s borders.

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

A delay in completion of the audit process could delay the timely filing of our quarterly or annual reports with the SEC. A significant delay in completion of our regular audits could delay provision of financial statements required under our Credit Agreement. Failure to comply with the deadlines for providing such financial statements could result in a default under our Credit Agreement, which would trigger a cross-default under the terms of our Convertible Senior Notes, rendering all such indebtedness immediately due and payable. A delinquency in our filings with the SEC may also result in NASDAQ initiating delisting procedures. Delisting of our stock would also trigger a default under our Credit Agreement and may require us to repurchase our Convertible Senior Notes. The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.

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

We have significant manufacturing operations in Asia and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities. For the quarter ended September 29, 2014, we generated 67% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

Under its current leadership, the government of China has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management attention. In addition, though changes in government policies and rules are timely published or communicated, there is usually no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, we may operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us.

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

For the quarter ended September 29, 2014, aerospace and defense sales accounted for approximately 15% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments. The domestic and international threat of terrorist activity, emerging nuclear states and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. The U.S. government, however, is facing unprecedented budgeting constraints and the U.S. defense budget is currently declining as a result of budgetary pressures and the wind down of the conflicts in Iraq and Afghanistan. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, financial condition or results of operations.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank. These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries as required by Dodd-Frank. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflicts minerals report on Form SD with the SEC on May 30, 2014. Compliance with these rules is likely to result in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our PCB’s as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

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

As of September 29, 2014, we had net deferred income tax assets of approximately $6.3 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings decline, we may have to increase our valuation allowance against our net deferred income tax assets, resulting in a higher income tax provision, which would reduce our earnings per share. Additionally, the ability to utilize deferred income tax assets is dependent upon the generation of taxable income in the specific tax jurisdictions that have deferred income tax assets.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of September 29, 2014, our consolidated balance sheet reflected $33.3 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. We will perform our annual impairment test during our fourth fiscal quarter. Given the recent volatility of our market capitalization, it is reasonably possible that we could record an impairment charge by fiscal year end when we conduct our annual impairment test.

Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, reduce our earnings.

Damage to our manufacturing facilities due to fire, natural disaster, or other events could adversely affect our operating results and financial condition.

The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, other natural disasters, an outbreak of epidemics such as Ebola or severe acute respiratory syndrome, required maintenance or other events could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis. Our insurance coverage with respect to damages to our facilities or our customers’ products caused by natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms.

In the event one or more of our facilities is closed on a temporary or permanent basis as a result of a natural disaster, required maintenance or other event, or in the event that an outbreak of a serious epidemic results in quarantines, temporary closures of offices or manufacturing facilities, travel restrictions or the temporary or permanent loss of key personnel, our operations could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy and result in significant expenses for repair and related costs. While we have in place disaster recovery plans, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, pandemic, required repair or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy our significant debt service obligations.

As of September 29, 2014, we had total indebtedness of approximately $556.2 million, which represented approximately 44% of our total capitalization. We may incur substantial additional indebtedness in the future, including additional borrowings under our revolving credit facility.

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

We are subject to market risk from exposure to changes in interest rates based on our financing activities. As of September 29, 2014, $273.8 million, or 49%, of our outstanding indebtedness bore interest at a floating rate of LIBOR plus an applicable interest margin. From time to time, we may also maintain lines of credit at banks in mainland China used for working capital and capital investment for our mainland China facilities that can have interest rates tied to either LIBOR or People’s Bank of China rates with a margin adjustment. Should LIBOR increase substantially in the future for any reason, our interest payments on our variable interest rate debt would also increase, lowering our net income. For additional information, see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk.”

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

A facility security clearance is required in order to be awarded and perform on classified contracts for the Department of Defense (DoD) and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the National Industrial Security Program Operating Manual, or NISPOM, and any other applicable U.S. government industrial security regulations. Further, due to the fact that a significant portion of our voting equity is owned by a non-U.S. entity, we are required to be governed by and operate in accordance with the terms and requirements of the Special Security Agreement, or the SSA. The terms of the SSA have been previously disclosed in our SEC filings.

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

Sales to EMS companies represented approximately 39% and 38% of our net sales for the quarters ended September 29, 2014 and September 30, 2013, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

The former owners of our Asia Pacific operating segment own a substantial percentage of our common stock.

We issued a large amount of stock to the principal owners of Meadville in connection with our acquisition of our Asia Pacific operating segment. As of September 29, 2014, approximately 33% of our common stock was beneficially owned by Su Sih (BVI) Limited, a company organized under the laws of the British Virgin Islands (referred to as Su Sih). Su Sih is a holding company wholly owned by Mr. Tang Hsiang Chien, a citizen of Hong Kong Special Administrative Region of the People’s Republic of China and the father of our director Mr. Tang Chung Yen, Tom. Su Sih and certain affiliates of Mr. Tang Hsiang Chien, if any, who are Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012), are entitled to jointly nominate one individual to our board of directors and a majority of the members of the board of directors of the Asia Pacific operating segment. If our Principal Shareholders — or any significant shareholder — were to sell a large number of shares of our common stock, the market price of our common stock could significantly decline. In addition, our relationship with our principal lenders might be negatively impacted.

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

We are also subject to a variety of environmental laws and regulations in China, which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. The manufacturing of our products generates gaseous chemical wastes, liquid wastes, waste water and other industrial wastes from various stages of the manufacturing process. Production sites in China are subject to regulation and periodic monitoring by the relevant environmental protection authorities. Environmental claims or the failure to comply with current or future regulations could result in the assessment of damages or imposition of fines against us, suspension of production, or cessation of operations.

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as compliance with air quality standards and chemical use reporting. We believe that our facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to Chinese environmental water waste law was issued in late 2012, but allows for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime and come into full compliance with the new laws in 2014 and 2015, depending on the province of China in which such plant is located. Our plants in China are not yet in full compliance with the newly adopted environmental regulations as updated in late 2012. We expect to come into compliance and do not anticipate any immediate risk of government fines or temporary closure of our Chinese plants. We have established and enacted an investment plan to address the regulatory changes in order to come into full compliance during the interim period. There can be no assurance that violations will not occur in the future.

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

Our 10 largest OEM customers accounted for approximately 58% and 56% of our net sales for the quarters ended September 29, 2014 and September 30, 2013, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 39% and 38% of our net sales for the quarters ended September 29, 2014 and September 30, 2013, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

We rely on suppliers for the timely delivery of raw materials and components used in manufacturing our PCBs and backplane assemblies. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and other potential suppliers exist. The components for backplane assemblies in some cases have limited or sole sources of supply. Consolidations and restructuring in our supplier base may result in adverse materials pricing due to reduction in competition among our suppliers. Furthermore, if a raw material or component supplier fails to satisfy our product quality standards, including standards relating to “conflict minerals” (discussed above in a separate risk factor), it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

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

Item 6. Exhibits

Exhibit Number	Exhibits

2.1	Agreement and Plan of Merger, by and among the Registrant, Viasystems Group, Inc. and Vector Acquisition Corp., dated September 21, 2014 (1)

4.1	Registration Rights Agreement Memorandum of Understanding, by and among the Registrant, Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V. HM4-P (1999) Coinvestors, L.P., HM4-EQ (1999) Coinvestors, L.P., GSC Recovery II, L.P., and GSC Recovery IIA, L.P., dated September 21, 2014 (1)

4.2	Addendum to Registration Rights Agreement, by and among the Registrant, Su Sih (BVI) Limited, and Tang Hsiang Chien, dated September 21, 2014 (1)

10.1	Voting Agreement, by and among the Registrant, Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V., HM 4-P (1999) Coinvestors, L.P., and HM 4-EQ (1999) Coinvestors, L.P., dated September 21, 2014 (1)

10.2	Voting Agreement, by and among the Registrant, GSC Recovery II, L.P., and GSC Recovery IIA, L.P., dated September 21, 2014 (1)

10.3

Amended and Restated Commitment Letter, by and among the Registrant, JPMorgan Chase Bank, N.A., J.P.

Morgan Securities LLC, Barclays Bank PLC, and The Royal Bank of Scotland plc, dated October 23, 2014 (2)

21.1	Subsidiaries of the Registrant

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 22, 2014.
(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman
Dated: November 10, 2014	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull
Dated: November 10, 2014	Todd B. Schull
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

2.1	Agreement and Plan of Merger, by and among the Registrant, Viasystems Group, Inc. and Vector Acquisition Corp., dated September 21, 2014 (1)

4.1	Registration Rights Agreement Memorandum of Understanding, by and among the Registrant, Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V. HM4-P (1999) Coinvestors, L.P., HM4-EQ (1999) Coinvestors, L.P., GSC Recovery II, L.P., and GSC Recovery IIA, L.P., dated September 21, 2014 (1)

4.2	Addendum to Registration Rights Agreement, by and among the Registrant, Su Sih (BVI) Limited, and Tang Hsiang Chien, dated September 21, 2014 (1)

10.1	Voting Agreement, by and among the Registrant, Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V., HM 4-P (1999) Coinvestors, L.P., and HM 4-EQ (1999) Coinvestors, L.P., dated September 21, 2014 (1)

10.2	Voting Agreement, by and among the Registrant, GSC Recovery II, L.P., and GSC Recovery IIA, L.P., dated September 21, 2014 (1)

10.3

Amended and Restated Commitment Letter, by and among the Registrant, JPMorgan Chase Bank, N.A., J.P.

Morgan Securities LLC, Barclays Bank PLC, and The Royal Bank of Scotland plc, dated October 23, 2014 (2)

21.1	Subsidiaries of the Registrant

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 22, 2014.
(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 27, 2014.