Form 10-K
period 2014-12-29
TTM TECHNOLOGIES INC
filed 2015-02-27
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐      No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 30, 2014, the last business day of the most recently completed second fiscal quarter), was $450,468,386. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 23, 2015, there were outstanding 83,624,804 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

General

We are a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (i.e., PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We are the largest PCB manufacturer in North America and one of the largest PCB manufacturers in the world, in each case based on revenue, according to the 2012 and 2013 rankings from N.T. Information LTD (NTI), respectively. In 2014 we generated $1.3 billion in net sales and ended the year with 16,857 employees worldwide. We operate a total of 13 specialized facilities in the United States and the People’s Republic of China (China). We focus on providing time-to-market and advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,000 customers in various markets throughout the world, including manufacturers of networking/communications infrastructure products, smartphones, and touchscreen tablets, as well as the aerospace and defense, high-end computing, and industrial/medical industries. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

We manage our worldwide operations based on two geographic operating segments: (1) Asia Pacific, which consists of five PCB fabrication plants, and (2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with our U.S. operations. Each segment operates predominantly in the same industry with production facilities that produce customized products for our customers and use similar means of product distribution.

Acquisition of Viasystems Group, Inc.

On September 21, 2014, TTM, Viasystems Group, Inc. (Viasystems), and Vector Acquisition Corp. (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement) under which, subject to the satisfaction of certain conditions, we expect to acquire all outstanding shares of Viasystems (the Merger) for a combined consideration of $11.33 in cash and 0.706 shares of TTM common stock per outstanding share of

Viasystems common stock, which based on the closing market price on December 31, 2014 was valued at $16.65 per share of Viasystems common stock, or approximately $361.7 million. The total purchase price of the transaction, including debt assumed, is approximately $992.5 million, which is based on the closing market price on December 31, 2014 and is subject to change prior to the consummation of the Merger.

Viasystems is a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and electro-mechanical solutions (E-M Solutions). Viasystems’ products are found in a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems, and complex industrial, medical, and other technical instruments. Viasystems’ E-M Solutions services can be bundled with its PCBs to provide an integrated solution to customers. Viasystems operates 15 manufacturing facilities worldwide: eight in the United States, five in China, one in Canada, and one in Mexico. Viasystems serves a diversified customer base of over 1,000 customers in various markets throughout the world.

The Merger Agreement provides that Viasystems is entitled to receive a reverse breakup fee of $40 million from us in the event that the Merger Agreement is terminated following specific conditions.

Since the public announcement on September 22, 2014 of the execution of the Merger Agreement, TTM, Viasystems, Merger Sub, and the members of the Viasystems board of directors (the Viasystems Board) have been named as defendants in two putative class action complaints challenging the Merger. The first lawsuit, filed in the Circuit Court of St. Louis County, Missouri on September 30, 2014 (the Missouri Lawsuit), and the second lawsuit, filed in the Court of Chancery of the State of Delaware on October 13, 2014 (the Delaware Lawsuit and, together with the Missouri Lawsuit, the Lawsuits), generally allege that the Merger fails to properly value Viasystems, that the individual defendants breached their fiduciary duties in approving the Merger Agreement, and that those breaches were aided and abetted by TTM, Merger Sub, and Viasystems. On January 6, 2015, the parties to the Missouri Lawsuit entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement that will terminate both Lawsuits upon entry of the final judgment. The parties are in the process of negotiating this settlement agreement. Pursuant to the MOU, the settlement agreement will provide for payment of attorneys’ fees and reimbursement of expenses, and releases of all claims and relief sought in both Lawsuits. For additional information, see “Item 3. Legal Proceedings.”

Industry Overview

PCBs are manufactured in panels from sheets of laminated material. Each panel is typically subdivided into multiple PCBs, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it. PCBs serve as the foundation for virtually all electronic products, ranging from consumer electronics products (such as cameras, smartphones, and touchscreen tablets) to high-end commercial electronic equipment (such as medical instruments, data communications equipment and servers) and aerospace and defense electronic systems.

Traditionally, consumer electronics products utilized commodity-type PCBs with lower layer counts, less complexity, and larger production runs. However, recent advances in consumer electronics products are driving a transition to more complex PCBs. High-end commercial equipment and aerospace and defense products typically require customized, multilayer PCBs using advanced technologies. Most high-end commercial and aerospace and defense end markets have low volume requirements that demand a highly flexible manufacturing environment.

In recent years, the demand for smaller sized electronic devices with more features and functionality has been increasing. Products designed to offer faster data transmission, thinner and more lightweight packaging, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using High Density Interconnect (HDI) technology, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. Furthermore, flexible circuits technology, which includes flexible circuits, rigid-flex circuits, flex assemblies, and substrate PCBs, can be found in small and lightweight end products, such as smartphones and touchscreen tablets and increasingly in other end markets such as automotive, medical, and aerospace and defense. We collectively refer to these new technologies as “advanced technologies,” and they have growth rates higher than conventional technologies.

According to estimates in a November 2014 report by Prismark Partners LLC (Prismark Partners), worldwide demand for PCBs was approximately $57.5 billion in 2014, and worldwide PCB revenue is expected to increase at a rate of 2.7% in 2015. Of the worldwide demand for production in 2014, the Americas accounted for approximately 5% (approximately $3 billion), China accounted for approximately 46% (approximately $26.3 billion), and the rest of the world accounted for approximately 49% (approximately $28.2 billion), according to estimates by Prismark Partners. While Prismark Partners expects long-term growth to occur in all PCB technologies, they forecast more robust growth in the HDI, flex and substrate segments. This growth expectation stems from the increase in the number of applications that can utilize, and in many cases require, smaller, denser interconnects.

The PCB manufacturing business is highly fragmented. According to a report by NTI, a PCB industry research firm, there were approximately 2,800 PCB manufacturers worldwide at the end of the first half of 2014, with the top 20 companies representing approximately 45% of the global market (by revenue) in 2013. As a result of global economic trends, the number of PCB producers operating in China has increased significantly since 2000. This corresponds with a significant decline in the number of North American and European PCB producers during the same time period.

Industry Trends

We believe that several trends are impacting the PCB manufacturing industry. These trends include:

Shorter electronic product life cycles.    Rapid advances in technology have shortened the life cycles of complex commercial electronic products, placing greater pressure on OEMs to quickly bring new products to market. The accelerated time-to-market and ramp-to-volume needs of OEMs for high-end commercial equipment create opportunities for PCB manufacturers that can offer engineering support in the prototype stage and manufacturing scalability throughout the production life cycle.

Increasing complexity of electronic products.    OEMs continue to design higher performance electronic products which take advantage of advances in semiconductor technology. In turn, this requires technologically complex PCBs that can accommodate higher speeds and component densities, including HDI, flexible, and substrate PCBs. These complex PCBs can require very high layer counts, miniaturized circuit connections, advanced manufacturing processes and materials, and high-mix production capabilities, which involve processing small lots in a flexible manufacturing environment.

Increasing concentration of global PCB production in Asia.    In recent years, many electronics manufacturers have moved their commercial production to Asia to take advantage of its large and relatively lower cost labor pool and well-developed electronics infrastructure. In particular, the trend has favored China, which is expected to have the largest PCB market in terms of revenue in 2015 according to NTI. In addition, China has emerged as a global production center for cellular phones, smartphones, touchscreen tablets, computers and computer peripherals, and high-end consumer electronics. According to Prismark Partners, approximately 91% of the world’s PCB production for 2014 was forecast to come from Asia, in part due to proximity to the region’s expansive electronic manufacturing operations. We believe that the expected continued concentration of consumer electronic production in China should result in additional commercial market share potential for PCB manufacturers with a strong presence and reputation in China.

Decreased reliance on multiple PCB manufacturers by commercial OEMs.    Commercial OEMs traditionally have relied on multiple PCB manufacturers to provide different services as an electronic product progresses through its life cycle. The physical transfer of a product among different PCB manufacturers often results in increased costs and inefficiencies due to potentially incompatible technologies and manufacturing processes, which results in production delays. In addition, commercial OEMs generally find it easier and less costly to manage fewer PCB manufacturers. As a result, commercial OEMs are reducing the number of PCB manufacturers and backplane assembly service providers on which they rely, presenting an opportunity for those that can offer one-stop manufacturing capabilities — from prototype to volume production.

Our Strategy

Our goal is to be the leading global provider of time-critical, one-stop manufacturing services for highly complex PCBs. Our core strategy includes the following elements:

Maintain our customer-driven culture.    Our customer-oriented culture is designed to achieve extraordinary service, competitive differentiation, and superior execution. Our customer-oriented strategies include engaging in co-development of new products, capturing new technology products for next generation equipment, and continuing to invest in and enhance our broad offering of PCB technologies. Our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers.

Drive operational efficiency and productivity.    We are constantly focused on improving our operational execution to increase efficiency, productivity and yields. We strongly believe in the benefits of sharing best practices across our extensive manufacturing footprint and rely on stringent goals for throughput, quality and customer satisfaction to measure our effectiveness. The fast paced nature of our business requires a disciplined approach to manufacturing that is rooted in continuous improvement.

Accelerate customer and end market diversification through strategic mergers and acquisitions.    TTM has a history of successful acquisitions that have been key to our growth and profitability. We continuously look for strategic opportunities that could facilitate our efforts to diversify into other growing end markets including automotive and medical/industrial/instrumentation end markets. As discussed above, our proposed acquisition of Viasystems would contribute to our ongoing diversification efforts.

Expand advanced technologies to differentiate our operations.    With rising requirements for faster data transmission, shrinking features (i.e., lightweight and thin), and lower power consumption, many PCB designs have migrated to more complex HDI PCBs from conventional multi-layer PCB technologies. This is especially true for PCBs used in portable devices such as smartphones and touchscreen tablets and is an increasing trend in other end markets, such as automotive, networking/communications, industrial, and aerospace and defense. We intend to continue to address the growing demand for complex PCBs by delivering time critical and highly complex solutions to our customers. We manufacture PCBs with layer counts in excess of 30 layers, and we believe that our HDI, flex, rigid-flex, substrate, and other high technology capabilities provide an attractive market position for our company. As a leading manufacturer, we intend to continue to invest in advanced technologies and the use of best practices across our global footprint in order to further reduce our delivery times, improve quality, increase yields, and decrease costs.

Address customer needs in all stages of the product life cycle.    By providing a one-stop solution, we work to service our customers’ needs from the earliest stages of product development through volume production. We believe that by servicing our customers early in the development process, we are able to demonstrate our capabilities and establish an incumbent position early in the product development cycle, which translates into additional opportunities as our customers move into volume production. Our expertise is enhanced by our ability to deliver highly complex PCBs to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products more quickly and reduce their time to market.

Deliver strong financial performance and delever the balance sheet.    Our strategy is to be a company that delivers industry-leading financial performance. We expect to achieve this by servicing our customers’ needs in higher-growth end markets — meeting their product needs in a cost-efficient and effective manner. We believe that this strategy will allow us to generate strong cash flows which will enable us to reduce financial leverage while at the same time providing us with the financial flexibility to continue to invest in our business.

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

Conventional PCBs

A conventional PCB is a board containing a pattern of conducting material, such as copper, which becomes an electrical circuit when electrical components are attached to it. It is the basic platform used to interconnect electronic components and can be found in most electronic products, including computers and computer peripherals, communications equipment, cellular phones, high-end consumer electronics, automotive components and medical and industrial equipment. Conventional PCBs are more product-specific than other electronic components because generally they are unique for a specific electronic device or appliance. Conventional PCBs can be classified as single-sided, double-sided and multi-layer boards.

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

Flexible PCBs

Flexible PCBs are printed circuits produced on a flexible laminate, allowing it to be folded or bent to fit the available space or allow relative movement. We manufacture circuits on flexible substrates that can be installed in three-dimensional applications for electronic packaging systems. Use of flexible circuitry can enable improved reliability, improved electrical performance, reduced weight and reduced assembly costs when compared with traditional wire harness or ribbon cable packaging. Flexible PCBs can provide flexible electronic connectivity of an electrical device’s apparatus such as printer heads, cameras, camcorders, TVs, mobile handsets, and touchscreen tablets. For some of our flexible PCB customers we also assemble components onto the flexible PCBs we manufacture.

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

Quick turnaround services

We refer to our rapid delivery services as “quick turnaround” or “QTA”, because we provide custom-fabricated PCBs to our customers within as little as 24 hours to ten days. As a result of our ability to rapidly and reliably respond to the critical time requirements of our customers, we generally receive premium pricing for our QTA services as compared to standard lead time prices.

•

Prototype production.    In the design, testing, and launch phase of a new electronic product’s life cycle, our customers typically require limited quantities of PCBs in a very short period of time. We satisfy this need by manufacturing prototype PCBs in small quantities, with delivery times ranging from as little as 24 hours to ten days.

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

RF and microwave circuits

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

Thermal management

Increased component density on circuit boards often requires improved thermal dissipation to reduce operating temperatures. We have the ability to produce printed circuits with heavy copper cores. In addition, we produce printed circuit boards with electrically passive heat sinks laminated externally on a circuit board or between two circuit boards, as well as printed circuit boards with electrically active thermal cores.

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

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce PCBs with the following characteristics:

•

High layer count.    Manufacturing PCBs with a large number of layers is difficult to accomplish due to the accumulation of manufacturing tolerances and registration systems required. In our North America operating segment, we regularly manufacture PCBs with more than 30 layers on a quick-turn and volume basis. Approximately 64% of our 2014 North America PCB revenue involved the manufacture of PCBs with at least 12 layers or more, compared to 66% in 2013. Printed circuit boards with at least 20 layers or more represented 36% of North America PCB revenue in both 2014 and 2013. Approximately 25% and 24% of our 2014 and 2013 Asia Pacific net sales, respectively, involved the manufacture of PCBs with at least 12 layers or more.

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

•

Microvias.    HDI technology utilizes microvias, which are small vias with diameters generally less than 0.005 inches after plating. Advanced HDI products may also require the microvias to be fully filled using a specialized plating process so that additional microvia structures can be stacked on top to form more complex interconnections. These microvias consume much less space on the layers they interconnect, thereby providing for greater wiring densities and flexibility, and also providing closer spacing of components and their attachment pads. The fabrication of PCBs with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area. Total HDI PCBs represented approximately 41% of our Asia Pacific net sales in both 2014 and 2013.

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

•

High aspect ratios.    The aspect ratio is the ratio between the thickness of the PCB and the diameter of a drilled hole. As the aspect ratio increases, it becomes difficult to reliably form, electroplate and finish all the holes on a PCB. In production, we are able to provide aspect ratios of up to 30:1.

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

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the networking/communications, cellular phone, computing, aerospace and defense, and medical/industrial/instrumentation end markets of the electronics industry. Included in the end markets that our OEM and EMS customers serve is the U.S. government. As a result, we are a supplier, primarily as a subcontractor, to the U.S. government.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2014	2013	2012
Aerospace and Defense	16%	15%	15%
Cellular Phone(2)	23	20	16
Computing/Storage/Peripherals(2)	13	20	23
Medical/Industrial/Instrumentation	9	8	9
Networking/Communications	33	32	31
Other(2)	6	5	6

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Smartphones are included in the Cellular Phone end market, touchscreen tablets are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.

Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for 44%, 41%, and 33%, of our net sales in 2014, 2013 and 2012, respectively. Our five largest OEM customers in 2014 were, in alphabetical order, Apple Inc., Cisco Systems, Inc., Ericsson, Huawei Technology Co. Ltd., and Juniper Networks, Inc. For the year ended December 29, 2014, Apple accounted for 21% of our net sales. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 39%, 38% and 40% of our net sales in 2014, 2013 and 2012, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers. This positions us to participate in business that is awarded at the discretion of the EMS provider. Our five largest EMS customers in 2014 were, in alphabetical order, Celestica, Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., and Plexus Corp.

During 2014, 2013 and 2012, our net sales by country invoiced were as follows:

Country	2014	2013	2012
United States	43%	42%	36%
China	27	29	32
Other	30	29	32

Total	100%	100%	100%

Net sales to other countries, individually, for the years ended 2014, 2013 and 2012, did not exceed 10% of total net sales.

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

Our international footprint includes our Asia Pacific operating segment and its five PCB fabrication plants in Hong Kong, Dongguan, Guangzhou and Shanghai, China; a backplane and sub-system assembly operation in Shanghai, China that is part of our North America operating segment; and customer inventory hubs in France, Poland, Hong Kong, China, Mexico, Malaysia and Thailand. Our international sales force services customers throughout North America, Europe, Asia, and the Middle East. We believe our international reach enables us to access new customers and allows us to better serve existing customers.

For information about net sales, income before income taxes, depreciation, total assets and capital expenditures of each of our segments, and geographical segment information, including net sales to customers and long-lived assets, see Note 18 of the Notes to Consolidated Financial Statements.

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

Competition

Despite industry consolidation, the PCB industry remains fragmented and characterized by intense competition. Our principal PCB and substrate competitors include Unimicron Technology Corp., IBIDEN Co., Ltd., Compeq Manufacturing Co., Ltd., Tripod Technology Corp., ISU Petasys Co., Ltd., Viasystems Group, Inc., Sanmina Corporation, Multek Corporation, Wus Printed Circuit Co., Ltd., and AT & S Austria Technologie & Systemtechnik AG. Our principal backplane assembly competitors include Amphenol Corp, Sanmina Corporation, TT Electronics PLC, and Viasystems Group, Inc.

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

Seasonality

Our Asia Pacific operating segment experiences revenue fluctuations, caused in part by seasonal patterns in the computer and cellular phone industry, which together have become a significant portion of the end markets that we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand in the fourth quarter for consumer electronics products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales. We attribute this decline to shutdowns of our customers’ manufacturing facilities surrounding the Chinese New Year public holidays, which normally occur in January or February of each year.

Backlog

Backlog consists of purchase orders received, including, in some instances, demand agreements released for production under customer contracts. We obtain firm purchase orders from our customers for all products. However, for some of these purchase orders, customers do not make firm schedules for delivery more than 90 days in advance. Therefore, we measure backlog as orders with deliveries scheduled over the next 90 days. At December 29, 2014, total backlog was $201.0 million, compared with $175.0 million at the end of 2013. Substantially all backlog at December 29, 2014 is expected to be converted to sales in 2015. Additionally, we typically experience a higher amount of backlog in the second half of the year due to increased end customer demand for consumer electronics products in the fourth quarter, which is consistent with our seasonal patterns as discussed above.

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

•

U.S. Environmental Protection Agency regulations pertaining to air emissions; wastewater discharges; and the use, storage, discharge, and disposal of hazardous chemicals used in the manufacturing processes; the reporting of chemical releases to the environment; and the reporting of chemicals manufactured in by-products that are beneficially recycled,

•	Department of Homeland Security regulations regarding the storage of certain chemicals of interest;

•	corresponding state laws and regulations, including site investigation and remediation;

•	corresponding U.S. county and city agencies;

•	corresponding regulations and agencies in China for our Chinese facilities;

•	material content directives and laws that ban or restrict certain hazardous substances in products sold in member states of the European Union, China, other countries, and jurisdictions;

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

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. We believe that our facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities are taking various steps to tighten the rules and regulations governing environmental issues. An update to Chinese environmental waste water law was issued in late 2012, but allows for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. Our plants in China are not yet in full compliance with the current environmental regulations. We believe we have developed plans acceptable to the Chinese government, and we are in the process of implementing these plans. We do not anticipate any immediate risk of government fines or temporary closure of Chinese plants. We have established and enacted an investment plan related to the efforts to come into full compliance with the new regulations. There can be no assurance that violations will not occur in the future.

Employees

As of December 29, 2014, we had 16,857 employees. Of our employees, 15,635 were involved in manufacturing and engineering, 221 worked in sales and marketing, and 1,001 worked in accounting, systems and other support capacities. None of our U.S. employees are represented by unions. In China, approximately 12,180 employees are members of the All-China Federation of Trade Unions and accordingly are considered to be represented by a labor union. We have not experienced any labor problems resulting in a work stoppage, except for a work stoppage associated with the announcement of the closure of our Suzhou, China facility in 2013, and we believe that we have good relations with our employees.

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

ITEM 1A.	RISK FACTORS.

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

Risks Related to our Business

Our acquisition strategy involves numerous risks.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of December 29, 2014, we had an aggregate of approximately $207.4 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars in our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the U.S. dollar or in the HKD, the depreciation of the RMB against the U.S. dollar or the HKD will have an adverse impact on our business, financial condition, and results of operations (including the cost of servicing, and the value in our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures, despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to our customers beyond the cost of the PCB, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Over the last two years, we have incurred charges, after giving effect to indemnity payments from one of our suppliers, in excess of $8.0 million, relating to a product warranty claim with one of our customers. See “— We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers could materially adversely affect our business, financial condition, and results of operations.”

In addition, after the consummation of the Merger, we expect to manufacture products for a range of automotive customers. If any of our products are or are alleged to be defective, we may be required to participate in a recall of such products. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, which have traditionally borne the costs associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer.

Product liability litigation against us, even if unsuccessful, is time consuming and costly to defend. Although we maintain technology errors and omissions insurance, we cannot assure investors that we will continue to be able to purchase such insurance coverage in the future on terms that are satisfactory to us, if at all, or that insurance will cover the specific defect issues that arise.

We are heavily dependent upon the worldwide electronics industry, which is characterized by economic cycles and fluctuations in product demand. A downturn in the electronics industry or prolonged global economic crisis could result in decreased demand for our manufacturing services and materially adversely affect our business, financial condition and results of operations.

A majority of our revenue is generated from the electronics industry, which is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. The industry is subject to economic cycles and recessionary periods. Due to the uncertainty in the end markets served by most of our customers, we have a low level of visibility with respect to future financial results. Consequently, our past operating results, earnings, and cash flows may not be indicative of our future operating results, earnings, and cash flows.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers is responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 44%, 41%, and 33% of our net sales for the years ended December 29, 2014, December 30, 2013, and December 31, 2012, respectively, and one customer represented 21% of our sales for the fiscal year ended December 29, 2014. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

In addition, during industry downturns, we may need to reduce prices to limit the level of order losses, and we may be unable to collect payments from our customers. There can be no assurance that key customers would not cancel orders, that they would continue to place orders with us in the future at the same levels as experienced by us in prior periods, that they would be able to meet their payment obligations, or that the end-products which use our products would be successful. This concentration of customer base may materially adversely affect our business, financial condition, and results of operations due to the loss or cancellation of business from any of these key customers, significant changes in scheduled deliveries to any of these customers, or decreases in the prices of the products sold to any of these customers.

If we are unable to maintain satisfactory capacity utilization rates, our business, financial condition, and results of operations would be materially adversely affected.

Given the high fixed costs of our operations, decreases in capacity utilization rates can have a significant effect on our business. Accordingly, our ability to maintain or enhance gross margins would continue to depend, in part, on maintaining satisfactory capacity utilization rates. In turn, our ability to maintain satisfactory capacity utilization would depend on the demand for our products, the volume of orders we receive, and our ability to offer products that meet our customers’ requirements at competitive prices. If current or future production capacity fails to match current or future customer demands, our facilities would be underutilized, our sales may not fully cover our fixed overhead expenses, and we would be less likely to achieve expected gross margins. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would materially adversely affect our business, financial condition, and results of operations.

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

Our results of operations are often subject to demand fluctuations and seasonality. With a high level of fixed operating costs, even small revenue shortfalls would decrease our gross margins.

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

There is uncertainty with respect to rising labor costs, particularly within China, where we have most of our manufacturing facilities. In recent periods there have been regular and significant increases in the minimum wage payable in various provinces of China. In addition, we have experienced very high employee turnover in our manufacturing facilities in China, generally after the Chinese New Year, and we are experiencing ongoing difficulty in recruiting employees for these facilities. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could materially adversely affect our operating results. In addition, the high turnover rate and our difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China could result in a potential for defects in our products or production disruptions or delays or the inability to ramp production to meet increased customer orders, resulting in order cancellation or imposition of customer penalties if we are unable to timely deliver products.

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

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, utilizing large numbers of engineering and manufacturing personnel. As of December 29, 2014, approximately 12,180 of our employees were represented by unions, which accounted for approximately 72% of our work force. These unionized employees are all based in China, where we have significant manufacturing facilities. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts, and a decrease in revenues. We may also become subject to additional collective bargaining agreements in the future if more employees or segments of our workforce become unionized, including any of our employees in the United States. We have not experienced any labor problems resulting in a work stoppage, except for a brief work stoppage associated with the announcement of the closure of our Suzhou, China facility in September 2013.

We serve customers and have manufacturing facilities outside the United States and are subject to the risks characteristic of international operations.

We have significant manufacturing operations in Asia, and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

For the year ended December 29, 2014, we generated 67% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

We depend on the U.S. government for a substantial portion of our business, which involves unique risks. Changes in government defense spending or regulations could have a material adverse effect on our business, financial condition, and results of operations.

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

For the year ended December 29, 2014, aerospace and defense sales accounted for approximately 16% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures. On December 26, 2013, President Obama signed the Bipartisan Budget Act of 2013 (the “BBA”) into law, which reduced the Department of Defense (DoD) budget uncertainty for fiscal years 2014 and 2015 by increasing Budget Control Act of 2011 spending caps and lowering sequester cuts to the DoD base budget by $22 billion for fiscal year 2014 and $9 billion for fiscal year 2015. Additionally, Congress also increased the 2014 Overseas Contingency Operations budget by $6 billion more than the amount included in the 2014 Proposed Budget Request. Declines in the DoD budgets reduce funding for some of our revenue arrangements and generally will have a negative impact on our sales, results of operations, and cash flows.

The domestic and international threat of terrorist activity, emerging nuclear states and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. The U.S. government, however, is facing unprecedented budgeting constraints and the U.S. defense budget is currently declining as a result of budgetary pressures and the wind down of the conflicts in Iraq and Afghanistan. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, the federal government is currently in the process of reviewing and revising the U.S. Munitions List. Such changes could reduce or eliminate restrictions that currently apply to some of the products we produce. If these regulations or others are changed in a manner that reduces restrictions on products being manufactured overseas, we would likely face an increase in the number of competitors and increased price competition from overseas manufacturers, who are restricted by the current export laws from manufacturing products for U.S. defense systems.

We are subject to the requirements of the National Industrial Security Program Operating Manual for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government.

A facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the National Industrial Security Program Operating Manual (NISPOM), and any other applicable U.S. government industrial security regulations. Further, due to the fact that a significant portion of our voting equity is owned by a non-U.S. entity, we are required to be governed by and operate in accordance with the terms and requirements of the Special Security Agreement (the “SSA”). See “Business — National Security Matters.”

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

We rely on the telecommunications industry for a significant portion of sales. Accordingly, the economic volatility in this industry has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of TTM’s business is conducted with customers who are in the telecommunications industry and, after the consummation of the Merger, a large percentage of our business after giving effect to the Merger is expected to continue to be conducted with such customers. This industry is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. This industry is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the volatility in this industry continues, it would have a material adverse effect on our business, financial condition, and results of operations.

Competition in the PCB market is intense, and we could lose market share if we are unable to maintain our current competitive position in end markets using our quick-turn, high technology, and high-mix manufacturing services.

The PCB industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal PCB and substrate competitors include Unimicron Technology Corp., IBIDEN Co., Ltd., Compeq Manufacturing Co., Ltd., Tripod Technology Corp., ISU Petasys Co., Ltd., Viasystems Group, Inc., Sanmina Corporation, Multek Corporation, Wus Printed Circuit Co., Ltd., and AT&S Austria Technologie & Systemtechnik AG. Our principal backplane assembly competitors include Amphenol Corp, Sanmina Corporation, Viasystems Group, Inc., and TT Electronics PLC. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

In addition, these competitors may respond more quickly to new or emerging technologies, or adapt more quickly to changes in customer requirements, than we do. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. During recessionary periods in the electronics industry, our strategy of providing quick-turn services, an integrated manufacturing solution, and responsive customer service may take on reduced importance to our customers. As a result, we may need to compete more on the basis of price, which would cause our gross margins to decline.

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2015 we expect to continue to make significant capital expenditures to expand our HDI and other advanced manufacturing capabilities. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors.

In addition, the PCB industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition, and implementation of those technologies and equipment will require us to make significant capital investments.

An increase in the cost of raw materials could have a material adverse effect on our business, financial condition, and results of operations and reduce our gross margins.

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

If we are unable to provide our customers with high-end technology, high-quality products, and responsive service, or if we are unable to deliver our products to our customers in a timely manner, our business, financial condition, and results of operations may be materially adversely affected.

In order to maintain our existing customer base and obtain business from new customers, we must demonstrate our ability to produce our products at the level of technology, quality, responsiveness of service, timeliness of delivery, and cost that our customers require. If our products are of substandard quality, if they are not delivered on time, if we are not responsive to our customers’ demands, or if we cannot meet our customers’ technological requirements, our reputation as a reliable supplier of our products would likely be damaged. If we are unable to meet anticipated product and service standards, we may be unable to obtain new contracts or keep our existing customers, and this would have a material adverse effect on our business, financial condition, and results of operations.

We are subject to risks for the use of certain metals from “conflict minerals” originating in the Democratic Republic of the Congo.

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries as required by Dodd-Frank. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflict minerals report on Form SD with the SEC on May 30, 2014. Compliance with these rules is likely to result in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our PCBs, as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

Unanticipated changes in our tax rates or in our assessment of the realizability of our deferred income tax assets or exposure to additional income tax liabilities could affect our operating results and financial condition.

We are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and, in the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Our effective tax rates could be materially adversely affected by changes in the mix of earnings in countries and states with differing statutory tax rates, changes in the valuation of deferred income tax assets and liabilities, changes in tax laws, as well as other factors. Our tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions, which could materially adversely affect our business, financial condition, and results of operations.

If our net earnings do not remain at or above recent levels, or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record a valuation allowance against our net deferred income tax assets.

As of December 29, 2014, TTM had net deferred income tax assets of approximately $2.9 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings decline, we may have to increase our valuation allowance against our net deferred income tax assets, resulting in a higher income tax provision, which would reduce our cash flows. Additionally, the ability to utilize deferred income tax assets is dependent upon the generation of taxable income in the specific tax jurisdictions that have deferred income tax assets.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of December 29, 2014, our consolidated balance sheet reflected $31.4 million of goodwill and definite-lived intangible assets, which amount will significantly increase after the application of purchase accounting to the Merger. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. For example, for the year ended December 31, 2012 our assessment of goodwill impairment indicated that the carrying value of goodwill for our Asia Pacific reporting unit, in our Asia Pacific operating segment, was in excess of fair value, and therefore we recognized an impairment charge of $171.4 million.

We will perform our fiscal year 2015 annual impairment test during our fourth fiscal quarter. Given the recent volatility of our market capitalization, it is reasonably possible that we could record an impairment charge by fiscal year end when we conduct our annual impairment test. Our goodwill and definite-lived intangible assets may increase in future periods if we consummate other acquisitions. Amortization and impairment of these additional intangibles would, in turn, reduce our earnings.

Damage to our manufacturing facilities due to fire, natural disaster, or other events could materially adversely affect our business, financial condition, and results of operations.

The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, other natural disasters, an outbreak of epidemics such as Ebola or severe acute respiratory syndrome, required maintenance, or other events could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis.

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

We face constant pricing pressure from our customers and competitors, which may decrease our profit margins.

Competition in the PCB market is intense, and we expect that competition will continue to increase, thereby creating a highly aggressive pricing environment. We and some of our competitors have in the past reduced average selling prices. In addition, competitors may reduce their average selling prices faster than our ability to reduce costs, which can also accelerate the rate of decline of our selling prices. When prices decline, we may also be required to write down the value of our inventory.

The effects of such pricing pressures on our business may be exacerbated by inflationary pressures that affect our costs of supply. When we are unable to extract comparable concessions from our suppliers on prices they charge us, this in turn reduces gross profit if we are unable to raise prices. Further, uncertainty or adverse changes in the economy could also lead to a significant decline in demand for our products and pressure to reduce our prices. As a result of the recent global economic downturn, many businesses have taken a more conservative stance in ordering inventory. Any decrease in demand for our products, coupled with pressure from the market and our customers to decrease our prices, would materially adversely affect our business, financial condition, and results of operations.

The pricing pressure we face on our products requires us to introduce new and more advanced technology products to maintain average selling prices or reduce any declines in average selling prices. As we shift production to more advanced, higher density PCBs, we tend to make significant investments in plants and other capital equipment and incur higher costs of production, which may not be recovered.

The prominence of EMS companies as our customers could reduce our gross margins, potential sales, and customers.

Sales to EMS companies represented approximately 39%, 38% and 40% of our net sales for the years ended December 29, 2014, December 30, 2013 and December 31, 2012, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, results of operations, and financial condition may be harmed.

If we are unable to manage our growth effectively, our business, financial condition, and results of operations could be materially adversely affected.

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

Our international sales are subject to laws and regulations relating to corrupt practices, trade, and export controls and economic sanctions. Any non-compliance could have a material adverse effect on our business, financial condition, and results of operations.

TTM operates on a global basis and is subject to anti-corruption, anti-bribery, and anti-kickback laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (the “FCPA”). The FCPA and similar anti-corruption, anti-bribery, and anti-kickback laws in other jurisdictions generally prohibit companies and their intermediaries and agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery, and anti-kickback laws may conflict with local customs and practices. We also, from time to time, undertake business ventures with state-owned companies or enterprises.

TTM’s global business operations must also comply with all applicable domestic and foreign export control laws, including ITAR, and EAR. Some items manufactured by us are controlled for export by the U.S. Department of Commerce’s Bureau of Industry and Security under EAR.

We train our employees concerning anti-corruption, anti-bribery, and anti-kickback laws and compliance with international regulations regarding trades and exports, and we have policies in place that prohibit employees from making improper payments. We cannot provide assurances that our internal controls and procedures will guarantee compliance by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption, anti-bribery, or anti-kickback laws in international jurisdictions or for violations of ITAR, EAR, or other similar regulations regarding trades and exports, either due to our own acts or out of inadvertence, or due to the inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, financial condition, and results of operations.

TTM’s global business operations also must be conducted in compliance with applicable economic sanctions laws and regulations, such as laws administered by the U.S. Department of the Treasury’s OFAC, the U.S. State Department, and the U.S. Department of Commerce. We must comply with all applicable economic sanctions laws and regulations of the U.S. and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges, or loss of authorizations needed to conduct aspects of our international business.

In certain countries, TTM may engage third-party agents or intermediaries, such as customs agents, to act on each of their behalves, and if these third-party agents or intermediaries violate applicable laws, their actions may result in criminal or civil fines or penalties or other sanctions being assessed against TTM. We take certain measures designed to ensure our compliance with U.S. export and economic sanctions laws, anti-corruption laws and regulations, and export control laws. However, it is possible that some of our products were sold or will be sold to distributors or other parties, without our knowledge or consent, in violation of applicable law. There can be no assurances that we will be in compliance in the future. Any such violation could result in significant criminal or civil fines, penalties, or other sanctions and repercussions, including reputational harm, that could have a material adverse effect on our business, financial condition, and results of operations.

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

Environmental law violations, including with respect to the failure to maintain required environmental permits, could subject us to fines, penalties, and other sanctions, including the revocation of our effluent discharge permits, which could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations, and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

Environmental laws have generally become more stringent and this trend may continue over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations, and we are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling, or disposal might require a high level of unplanned capital investment or relocation to another global location where prohibitive regulations do not exist. It is possible that environmental compliance costs and penalties from new or existing regulations may materially adversely affect our business, financial condition, and results of operations.

We are increasingly required to certify compliance with various material content restrictions in our products based on laws of various jurisdictions or territories such as the Restriction of Hazardous Substances (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directives in the European Union and China’s RoHS legislation. Similar laws have been adopted in other jurisdictions and may become increasingly prevalent. In addition, we must also certify as to the non-applicability of the EU’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. The REACH directive requires the identification of Substances of Very High Concern (SVHCs) periodically. We must survey our supply chain and certify to the non-presence or presence of SVHCs to our customers. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.

We are also subject to a variety of environmental laws and regulations in China, which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. The manufacturing of our products generates gaseous chemical wastes, liquid wastes, waste water, and other industrial wastes from various stages of the manufacturing process. Production sites in China are subject to regulation and periodic monitoring by the relevant environmental protection authorities. Environmental claims or the failure to comply with current or future regulations could result in the assessment of damages or imposition of fines against us, suspension of production, or cessation of operations.

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental regulations regarding the storage, use, handling, and disposal of chemicals, solid wastes, and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to Chinese environmental waste water law was issued in late 2012, but allows for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. Our plants in China are not yet in full compliance with the newly adopted environmental regulations. There can be no assurance that violations will not occur in the future.

Employee theft or fraud could result in loss.

Certain of our employees have access to, or signature authority with respect to, bank accounts or other company assets, which could expose us to fraud or theft. In addition, certain employees have access to certain precious metals used in connection with our manufacturing and key information technology (IT) infrastructure and to customer and other information that is commercially valuable. Should any employee, for any reason, steal any such precious metals (which has occurred from time to time), compromise our IT systems, or misappropriate customer or other information, we could incur losses, including losses relating to claims by our customers against us, and the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in government programs. Any such losses may not be fully covered by insurance.

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our customers that could decrease revenues and harm our operating results.

Although we have long-term contracts with many customers, those contracts generally do not contain volume commitments. We generally sell to customers on a purchase order basis. Our quick-turn orders are subject to particularly short lead times. Consequently, our sales are subject to short-term variability in demand by our customers. Customers submitting purchase orders may cancel, reduce, or delay their orders for a variety of reasons, subject to negotiations. The level and timing of orders placed by our customers may vary due to:

•	customer attempts to manage inventory;

•

changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of PCB manufacturers or backplane assembly service providers used or to manufacture or assemble its own products internally;

•	variation in demand for our customers’ products; and

•	changes in new product introductions.

We have periodically experienced terminations, reductions, and delays in our customers’ orders. Further terminations, reductions, or delays in our customers’ orders could materially adversely affect our business, financial condition, and results of operations.

Increasingly, our customers are requesting that we enter into supply agreements with them that have restrictive terms and conditions. These agreements typically include provisions that increase our financial exposure, which could result in significant costs to us.

Increasingly, our customers are requesting that we enter into supply agreements with them. These agreements typically do not include volume commitments, but do include provisions that generally serve to increase our exposure for product liability and limited sales returns, which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which could materially adversely affect our cash flow, business, financial condition, and results of operations.

Our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us. If OEMs choose to provide these services in-house or select other providers, our business could suffer.

Our future revenue growth partially depends on new outsourcing opportunities from OEMs. Current and prospective customers continuously evaluate our performance against other providers. They also evaluate the potential benefits of manufacturing their products themselves. To the extent that outsourcing opportunities are not available either due to OEM decisions to produce these products themselves or to use other providers, our financial results and future growth could be materially adversely affected.

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

Our five largest OEM customers accounted for approximately 44%, 41% and 33% of our net sales for the years ended December 29, 2014, December 30, 2013, and December 31, 2012, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 39%, 38%, and 40% of our net sales for the years ended December 29, 2014, December 30, 2013, and December 31, 2012, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. If we are unable to fund our capital requirements as currently planned, however, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund capital equipment purchases to increase production capacity, upgrade and expand our technological capabilities and replace aging equipment or introduce new products;

•	to refinance our existing indebtedness;

•	to fund our operations beyond 2015;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

Should we need to raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in our current debt instruments. There can be no assurance that additional capital would be available on a timely basis, on favorable terms, or at all. If such funds are not available to us when required or on acceptable terms, our business, financial condition, and results of operations could be materially adversely affected.

Our Asia Pacific operations could be materially adversely affected by a shortage of utilities or a discontinuation of priority supply status offered for such utilities.

The manufacturing of PCBs requires significant quantities of electricity and water. Our Asia Pacific operations have historically purchased substantially all of the electrical power for their manufacturing plants in China from local power plants. Because China’s economy has recently been in a state of growth, the strain on the nation’s power plants is increasing, which has led to continuing power outages in various parts of the country. There may be times when our operations in China may be unable to obtain adequate sources of electricity to meet production requirements. Additionally, we do not generally maintain any back-up power generation facilities for our operations, so if we were to lose power at any of our facilities, we would be required to cease operations until power was restored. Any stoppage of power could materially adversely affect our ability to meet our customers’ orders in a timely manner, thus potentially resulting in a loss of business and increased costs of manufacturing. In addition, the sudden cessation of power supply could damage our equipment, resulting in the need for costly repairs or maintenance as well as damage to products in production, resulting in an increase in scrapped products. For example, in the third quarter of 2014, one of our principal plants was affected by a 5 day unexpected power outage, which increased our manufacturing costs. Similarly, the sudden cessation of the water supply to Chinese facilities could adversely affect our ability to fulfill orders in a timely manner, potentially resulting in a loss of business and under-utilization of capacity. Various regions in China have in the past experienced shortages of both electricity and water and unexpected interruptions of power supply. From time to time, the Chinese government rations electrical power, which can lead to unscheduled production interruptions in our manufacturing facilities. There can be no assurance that our required utilities would not in the future experience material interruptions, which could have a material adverse effect on our business, financial condition, and results of operations.

Outages, computer viruses, break-ins, and similar events could disrupt our operations, and breaches of our security systems may cause us to incur significant legal and financial exposure.

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing, and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks, and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, and similar disruptions. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted. If unauthorized parties gain access to our information systems or such information is used in an unauthorized manner, misdirected, lost, or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have limited patent or trade secret protection for our manufacturing processes. We rely on the collective experience of our employees involved in our manufacturing processes to ensure we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of our employees involved in our manufacturing processes were to leave our employment, and we were not able to replace these people with new employees with comparable experience, our manufacturing processes might suffer as we might be unable to keep up with innovations in the industry. As a result, we may lose our ability to continue to compete effectively. For example, we have experienced a significant amount of employee attrition each year, which has negatively impacted our yield, costs of production, and service times.

We may be exposed to intellectual property infringement claims by third parties that could be costly to defend, could divert management’s attention and resources, and if successful, could result in liability.

We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual provisions, and other measures to protect our proprietary information. All of these measures afford only limited protection. These measures may be invalidated, circumvented, or challenged, and others may develop technologies or processes that are similar or superior to our technology. We may not have the controls and procedures in place that are needed to adequately protect proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain or use information that we regard as proprietary, which could materially adversely affect our business, financial condition, and results of operations.

Furthermore, there is a risk that we may infringe on the intellectual property rights of others. As is the case with many other companies in the PCB industry, we from time to time receive communications from third parties asserting patent rights to our products and enter into discussions with such third parties. Irrespective of the validity or the successful assertion of such claims, we could incur costs in either defending or settling any intellectual property disputes alleging infringement. If any claims are brought against the customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defending such claims. In the event we are subject to any infringement claims, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or in obtaining such licenses on reasonable terms or at all, which could disrupt the production processes, damage our reputation, and materially adversely affect our business, financial condition, and results of operations.

Our business and operations could be materially adversely affected by climate change initiatives.

Our manufacturing processes require that we purchase significant quantities of energy from third parties, which results in the generation of greenhouse gases, either directly on-site or indirectly at electric utilities. Both domestic and international legislation to address climate change by reducing greenhouse gas emissions could create increases in energy costs and price volatility. Considerable international attention is now focused on development of an international policy framework to guide international action to address climate change. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect our energy sources and supply choices as well as increase the cost of energy and raw materials that are derived from sources that generate greenhouse gas emissions.

Risks Related to the Merger

Legal proceedings in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.

Since the public announcement of the Merger Agreement on September 22, 2014, Viasystems, TTM, Merger Sub, and the members of the Viasystems Board have been named as defendants in two putative class action complaints challenging the Merger. The first lawsuit, filed in the Circuit Court of St. Louis County, Missouri, and the second lawsuit, filed in the Court of Chancery of the State of Delaware, generally allege, among other things, that the Merger fails to properly value Viasystems, that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by TTM, Merger Sub, and Viasystems. The Lawsuits seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, rescinding, to the extent already implemented, the Merger Agreement or any of the terms therein, costs and disbursements, and attorneys’ and experts’ fees and costs, as well as other equitable relief as the court deems proper.

One of the conditions to the Merger is that no temporary restraining order, preliminary or permanent injunction, or other order (as defined in the Merger Agreement) issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect; nor shall there be any statute, rule, regulation, or order enacted, entered, or enforced that prevents or prohibits the consummation of the Merger. Consequently, if the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants’ ability to consummate the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all. If consummation of the Merger is prevented or delayed, it could result in substantial costs to TTM and Viasystems. In addition, TTM and Viasystems could incur significant costs in connection with the Lawsuits, including costs associated with the indemnification of Viasystems’ directors and officers. For additional information, see “Item 3. Legal Proceedings.”

TTM’s business relationships may be subject to disruption due to uncertainty associated with the Merger.

Parties with which TTM does business may experience uncertainty associated with the proposed Merger, including with respect to current or future business relationships with TTM or the combined company. TTM’s business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than TTM or the combined company. These disruptions could have a material adverse effect on the businesses, financial condition, or results of operations of the combined company, including a material adverse effect on TTM’s ability to realize the anticipated benefits of the Merger. The risk and adverse effect of such disruptions could be exacerbated by a delay in consummating the Merger or termination of the Merger Agreement.

We may be unable to realize anticipated cost savings or may incur additional costs.

We have identified at least $55 million in annualized cost savings, which are expected to be implemented within the first 12 months following consummation of the Merger. Approximately 40% of the identified cost savings relate to selling, general, and administrative labor related efficiencies, including rationalizing overlapping functional areas; approximately 36% of the identified cost savings relate to non-labor selling, general, and administrative costs, including service provider contract rationalization with the goal of increasing overhead efficiencies and avoiding duplicative efforts; and approximately 24% of the identified cost savings relates to plant operating efficiencies. Our estimates of costs to achieve these cost savings do not include non-cash restructuring costs relating to potential plant optimizations or any write-downs of long-lived assets or intangible assets, as we have not conducted our review of the operations of the combined company, and any such non-cash amounts may be material. To realize the anticipated cost savings, we expect to incur cash expenses of approximately $26 million in 2015, including approximately $9.9 million in change-in-control related payments noted below.

In addition, we expect to incur a number of non-recurring costs associated with combining the operations of the two companies. Most of these non-recurring costs will be comprised of transaction and regulatory costs related to the Merger, including fees paid to financial and legal advisors related to the Merger and related financing arrangements, and employment-related costs. We expect to incur total merger-related costs of approximately $27.8 million, of which $6.0 million has been incurred during the year ended December 29, 2014 and consists primarily of investment bank fees, legal fees, and other professional fees, approximately $76.4 million in premiums, accrued interest, and other costs to refinance the debt of Viasystems, and approximately $33.3 million of debt issuance costs. In addition, pursuant to change-in-control provisions in Viasystems’ employment agreements with certain executives, such executives may be entitled to receive change-in-control related payments in an amount equal to approximately $9.9 million upon a termination of employment.

While our management believes these cost savings are achievable, our ability to achieve such estimated cost savings in the timeframe described is subject to various assumptions by management, which may or may not be realized, as well as the incurrence of other costs in our operations that offset all or a portion of such cost savings. As a consequence, we may not be able to realize all of these cost savings within the time frame expected or at all. In addition, TTM may incur additional and/or unexpected costs in order to realize these cost savings. See “— The integration of Viasystems may present significant challenges to TTM, and although TTM expects the Merger with Viasystems will result in cost savings, synergies, and other benefits to TTM, TTM may not realize those benefits because of difficulties related to integration, the realization of synergies, and other challenges.”

The integration of Viasystems may present significant challenges to TTM, and although TTM expects the Merger with Viasystems will result in cost savings, synergies, and other benefits to TTM, TTM may not realize those benefits because of difficulties related to integration, the realization of synergies, and other challenges.

TTM and Viasystems have operated and, until consummation of the Merger, will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key TTM or Viasystems employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses or other unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues and potential risks, among others, must be addressed in integrating the operations of Viasystems and TTM in order to realize the anticipated benefits of the Merger so the combined company performs as expected:

•	failure to implement the business plan for the combined company;

•

combining the businesses of TTM and Viasystems and meeting the capital requirements of the combined company in a manner that permits the combined company to achieve the cost savings or revenue synergies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

•	satisfying the requirements of our customers and meeting their expectations while we integrate operations, transition production and reduce footprint;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, and other policies, procedures, and processes;

•

costs, including legal and settlement costs, associated with TTM’s and Viasystems’ legal proceedings, and other costs, including legal and settlement costs, associated with the combined company’s other loss contingencies, in each case whether known or unknown and whether relating to past, present or future facts, events, circumstances, or occurrences, any of which could be materially adverse to the business, results of operations, assets, or financial condition of TTM or Viasystems and, following the Merger, the financial position, results of operations, and liquidity of the combined company and the ability of the combined company to achieve expected benefits of the Merger;

•	potential deterioration in the financial performance of TTM and Viasystems, including any potential deviation in results of operations from historical levels;

•	difficulties in the assimilation and retention of employees;

•	demands on management related to the increase in the size of our company after the Merger;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	unanticipated changes in applicable laws and regulations;

•	the imposition of divestiture requirements or a required exit from business lines to obtain regulatory approvals;

•

difficulties and risks in the integration of departments and systems (including accounting, health information and management information systems), technologies (including software), books and records and procedures, as well as in maintaining uniform standards and controls (including internal control over financial reporting and related procedures and policies); and

•	other unanticipated issues, expenses, or liabilities that could materially adversely affect our ability to realize any expected synergies on a timely basis, or at all.

If we cannot successfully integrate Viasystems, we may experience material negative consequences to our business, financial condition, or results of operations. Successful integration of TTM and Viasystems will depend on our ability to manage these operations, to realize opportunities for revenue growth and to eliminate redundant and excess costs. Because of difficulties in combining the two companies, we may not be able to achieve the benefits that we expect to achieve as a result of the Merger.

The Merger may be consummated on different terms from those contained in the Merger Agreement.

Prior to the consummation of the Merger, the parties may, by their mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the Merger Consideration to be received by Viasystems stockholders, assets to be acquired, or any covenants or agreements with respect to the parties’ respective operations during the pendency thereof, except that no amendment may be made without further stockholder approval which, by law or in accordance with the rules of the Nasdaq Global Market, requires further approval by Viasystems’ stockholders. Any such amendments or alterations may have negative consequences, including reducing the cash available for TTM’s operations or to meet obligations or restricting or limiting our assets or operations. Under certain circumstances, Viasystems stockholders may be permitted or required to adopt any such amendments, which could delay the consummation of the Merger and subject us to additional expense.

The consummation of the Merger is subject to antitrust and other regulatory approvals, and any delay in the consummation of the Merger may substantially reduce the benefits that TTM expects to obtain from the Merger.

Satisfying the conditions to, and consummation of, the Merger may take longer than, and could cost more than, TTM expects. TTM cannot predict whether or when the conditions to the Merger will be satisfied, and satisfying the conditions to the Merger, including obtaining antitrust, the Committee on Foreign Investment in the United States, and other regulatory approvals, could delay the effective time of the Merger for a significant period of time or prevent it from occurring. Any delay in consummating the Merger or any additional conditions imposed in order to consummate the Merger, including divestitures required to obtain the approvals of antitrust authorities, may not only materially adversely affect the cost savings and other benefits that TTM expects to achieve if the Merger and the integration of the companies’ respective businesses are completed within the expected timeframe, but also may result in the sale of business lines that generate certain of our net sales, operating income and cash flows.

Efforts may be made by regulatory authorities or private parties to rescind the Merger, place restrictions on the business of the combined company, or require divestitures to gain the approval of regulatory authorities with respect to the Merger.

The consummation of the Merger is conditioned upon the expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) waiting period and the receipt of certain other approvals, including foreign approvals under the applicable antitrust and competition laws of China,

Germany and Estonia. As of the date of this report, we have received the required antitrust approvals under the applicable antitrust and competition laws of China, Germany and Estonia. We have not yet received the necessary approval from the Committee on Foreign Investment in the United States. Additionally, we received a second request for additional information and documentary material (the “Second Request”) from the Antitrust Division of the U.S. Department of Justice, Federal Trade Commission (the “FTC”) on December 4, 2014, which extends the waiting period under the HSR Act until 30 days after we have substantially complied with the FTC’s Second Request, unless the waiting period is extended voluntarily by us or terminated earlier by the FTC. We intend to cooperate fully with the FTC in complying with the Second Request.

Notwithstanding the expiration of the statutory waiting periods or an extension thereto and receipt of clearance of the Merger from the applicable regulatory authorities, at any time after consummation of the Merger the FTC, or any state or foreign regulatory authority, could take action under antitrust laws as it deems necessary or desirable in the public interest, including seeking to rescind the Merger or the divestiture of shares purchased or particular assets held by the combined company, in addition to other restrictions. Moreover, a competitor, customer or other third party could initiate a private action under antitrust laws challenging the Merger after it has been consummated. There can be no assurance that a challenge to the Merger on antitrust grounds after the consummation of the Merger will not be made or, if this challenge is made, what the result will be.

If the challenging party is successful, the Merger may be rescinded or we may be subject to requirements, limitations or costs, required to make divestitures or have restrictions placed on the conduct of the combined company’s business. If we agree to any material requirements, limitations, costs, divestitures or restrictions, these requirements, limitations, costs, divestitures or restrictions could adversely affect our ability to integrate Viasystems’ operations with TTM’s operations and/or reduce the anticipated benefits of the Merger. This could have a material adverse effect on the combined company’s business and results of operations.

Additionally, while the Merger is conditioned on the satisfaction of applicable regulatory requirements, it is not conditioned on the absence of any changes to the business of TTM, Viasystems, and the combined company that may be necessitated by such regulatory authorities to obtain approvals.

As a result of the Merger, TTM’s goodwill, indefinite-lived intangible assets, and other intangible assets in its consolidated balance sheet will increase. If its goodwill, indefinite-lived intangible assets, or other intangible assets become impaired in the future, TTM would be required to record a material, non-cash charge to earnings, which would also reduce its stockholders’ equity.

Under U.S. GAAP, goodwill and indefinite-lived intangible assets are reviewed for impairment on an annual basis (or more frequently if events or circumstances indicate that their carrying value may not be recoverable) and other intangible assets are similarly reviewed for impairment if events or circumstances indicate that their carrying value may not be recoverable. If TTM’s goodwill, indefinite-lived intangible assets, or other intangible assets are determined to be impaired in the future, TTM will be required to record a non-cash charge to earnings during the period in which the impairment is determined, and any such charges may be material. In the past, TTM has experienced impairments of goodwill, definite-lived intangibles and long-lived assets due to weaker than expected operating results or changes in market conditions that were different than those anticipated and impacted the fair value of such assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to the Combined Company following the Merger

Failure to achieve expected benefits of the Merger and to integrate Viasystems’ operations with TTM’s could materially adversely affect us following the completion of the Merger.

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

TTM may be unable to hire and retain sufficient qualified personnel, and the loss of any of TTM’s key executive officers could adversely affect TTM.

TTM believes that its future success will depend in large part on its ability to attract and retain highly skilled, knowledgeable, sophisticated, and qualified managerial and professional personnel, including, following the Merger, key employees of Viasystems. Key employees of TTM or Viasystems may depart for a variety of reasons, including because of issues relating to the difficulty of integration or accelerated retirement as a result of amounts received in connection with the Merger. If key employees of TTM or Viasystems depart, the integration of the companies may be more difficult and the combined company’s business following the Merger may be harmed. Furthermore, TTM may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of TTM or Viasystems, and TTM’s ability to realize the anticipated benefits of the Merger may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with integrating employees into TTM. Accordingly, no assurance can be given that TTM will be able to attract or retain key employees of TTM and Viasystems to the same extent that those companies have been able to attract or retain their own employees in the past.

The combined company may require additional capital in the future, which may not be available to it on satisfactory terms, if at all.

After consummation of the Merger, we will require liquidity to fund our operations and make capital expenditures, as well as interest and principal payments on our debt. To the extent that the funds generated by the combined company’s ongoing operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If the combined company cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition could be adversely affected. Any future equity or debt financing may not be available on terms that are favorable to the combined company, if at all.

After the consummation of the Merger, the combined company will rely on the automotive industry for a significant portion of sales.

A significant portion of Viasystems’ historical sales has been to customers within the automotive industry. If there was a destabilization of the automotive industry or a market shift away from automotive customers, there may be a material adverse effect on the combined company’s business, financial condition, and results of operations.

After the consummation of the Merger, failure to meet the quality control standards of automotive customers may cause us to lose existing, or prevent us from gaining new, automotive customers.

After the consummation of the Merger, we expect to serve numerous automotive customers. For safety reasons, automotive customers have strict quality standards that generally exceed the quality requirements of other customers. After the consummation of the Merger, a significant portion of our PCB products are expected to be sold to customers in the automotive industry, and if such products do not meet these quality standards, our business, financial condition, and results of operations may be materially adversely affected. These automotive customers may require long periods of time to evaluate whether the combined company’s manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers or gain new automotive customers for long periods of time, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we may be required under our contracts with automotive industry customers to indemnify them for the cost of warranties and recalls relating to our products. See “— Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our principal manufacturing facilities and our drilling and tooling process facility.

U.S. Locations(1)	Leased Square Feet	Owned Square Feet	Total Square Feet
Chippewa Falls, WI	—	281,000	281,000
Logan, UT	—	129,300	129,300
San Diego, CA	38,739	—	38,739
Costa Mesa, CA(2)	11,775	—	11,775
Santa Ana, CA	—	82,550	82,550
Santa Clara, CA	18,304	49,115	67,419
Stafford, CT	21,251	136,000	157,251
Stafford Springs, CT	9,000	110,328	119,328

Total	99,069	788,293	887,362

Foreign Locations(3)
Hong Kong (OPCM)	86,982	—	86,982
Dongguan, China (DMC)	—	1,322,803	1,322,803
Guangzhou, China (GME)	—	968,028	968,028
Shanghai, China(1)	85,745	—	85,745
Shanghai, China (SME)	—	416,761	416,761
Shanghai, China (SMST/SP)	—	521,257	521,257
Shanghai, China (SKE)(4)	3,294	135,207	138,501
Suzhou, China (MAS)(5)	—	1,114,665	1,114,665

Total	176,021	4,478,721	4,654,742

We maintain our properties in good operating condition. We believe that our properties are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements.

(1)	Locations pertain to our North America operating segment

(2)	Location of our headquarters and not a manufacturing facility

(3)	Foreign locations represent the following subsidiaries:

•	OPC Manufacturing Limited (OPCM)

•	Dongguan Meadville Circuits Limited (DMC)

•	Guangzhou Meadville Electronics Co., Ltd. (GME)

•	Shanghai Meadville Electronics Co., Ltd. (SME)

•	Shanghai Meadville Science & Technology Co., Ltd. (SMST/SP)

•	Shanghai Kaiser Electronics Co., Ltd. (SKE)

•	Meadville Aspocomp (Suzhou) Electronics Co., Ltd. (MAS)

(4)	Drilling and tooling process facility

(5)	Facility shutdown, manufacturing ceased during third quarter 2013, and sold in February 2015.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation. We believe that the amount of any reasonably possible or probable loss for known matters would not be material to our financial statements; however, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition, results of operations, or cash flows in a particular period.

Since the public announcement on September 22, 2014 of the execution of the Merger Agreement, Viasystems, TTM, Merger Sub, and the members of the Viasystems Board have been named as defendants in two putative class action complaints challenging the Merger. The Missouri Lawsuit, filed in the Circuit Court of St. Louis County, Missouri on September 30, 2014, and the Delaware Lawsuit, filed in the Court of Chancery of the State of Delaware on October 13, 2014, generally allege that the Merger fails to properly value Viasystems, that the individual defendants breached their fiduciary duties in approving the Merger Agreement, and that those breaches were aided and abetted by TTM, Merger Sub, and Viasystems.

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

On January 6, 2015, the parties to the Missouri Lawsuit entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement that will terminate both Lawsuits upon entry of the final judgment. The parties are in the process of negotiating this settlement agreement. Pursuant to the MOU, the settlement agreement will provide for payment of attorneys’ fees and reimbursement of expenses, and releases of all claims and relief sought in both Lawsuits.

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

	High	Low
2014:
First Quarter	$8.75	$7.33
Second Quarter	$8.49	$7.24
Third Quarter	$8.44	$6.72
Fourth Quarter	$7.73	$5.59
2013:
First Quarter	$9.56	$7.28
Second Quarter	$8.75	$6.53
Third Quarter	$10.53	$8.68
Fourth Quarter	$10.91	$7.51

As of February 23, 2015, there were approximately 282 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on February 23, 2015 was $8.54.

Dividend Policy

TTM Technologies, Inc. has not declared or paid any dividends since 2000 and does not anticipate paying any cash dividends in the foreseeable future. TTM Technologies, Inc. presently intends to retain any future earnings to service debt and to finance future operations and the expansion of its business. In addition, the Credit Agreement contains restrictions and limitations on the declaration and payment of dividends and distributions by the Asia Pacific operating segment.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 31, 2009 to December 29, 2014, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the NASDAQ Composite Index; and

•	the Dow Jones U.S. Electrical Components & Equipment Index.

The graph assumes $100 was invested in our common stock on December 31, 2009, and an investment in NASDAQ Composite Index and the Dow Jones US Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., The NASDAQ Composite Index and

The Dow Jones US Electrical Components & Equipment Index

*	$100 invested on December 31, 2009 in stock or index, including reinvestment of dividends.

	12/31/09	12/31/10	12/31/11	12/31/12	12/30/13	12/29/14
TTM Technologies, Inc.	100.00	129.40	95.06	79.71	74.50	65.48
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Dow Jones US Electrical Components & Equipment	100.00	128.64	115.26	141.22	195.26	210.76

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data presented below are derived from our consolidated financial statements. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report.

	Year Ended
	December 29, 2014(1)	December 30, 2013(1)	December 31, 2012	December 31, 2011	December 31, 2010(2)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,325,717	$1,368,215	$1,348,668	$1,428,639	$1,179,671
Cost of goods sold	1,131,028	1,150,372	1,123,669	1,127,326	925,266

Gross profit	194,689	217,843	224,999	301,313	254,405

Operating expenses:
Selling and marketing	36,919	37,149	35,957	36,891	34,345
General and administrative	100,999	105,924	98,005	92,682	79,668
Amortization of definite-lived intangibles	8,387	9,332	14,637	17,311	13,678
Gain on sale of assets	—	(17,917)	—	—	—
Restructuring charges	—	3,445	—	—	389
Impairment of long-lived assets	1,845	10,782	18,082	48,125	766
Impairment of goodwill and definite-lived intangibles	—	—	200,335	15,184	—

Total operating expenses	148,150	148,715	367,016	210,193	128,846

Operating income (loss)	46,539	69,128	(142,017)	91,120	125,559
Other income (expense):
Interest expense	(23,830)	(24,031)	(25,784)	(26,504)	(22,255)
Loss on extinguishment of debt	(506)	(10,743)	(5,527)	—	—
Other, net	88	5,418	4,956	8,616	5,333

Total other expense, net	(24,248)	(29,356)	(26,355)	(17,888)	(16,922)
Income (loss) before income taxes	22,291	39,772	(168,372)	73,232	108,637
Income tax provision	(7,598)	(15,879)	(12,728)	(26,005)	(28,738)

Net income (loss)	14,693	23,893	(181,100)	47,227	79,899
Less: Net (income) loss attributable to the non-controlling interest	—	(2,016)	6,505	(5,359)	(8,368)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$14,693	$21,877	$(174,595)	$41,868	$71,531

Earnings (loss) per common share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.18	$0.27	$(2.13)	$0.52	$1.02
Diluted	$0.18	$0.26	$(2.13)	$0.51	$1.01
Weighted average common shares:
Basic	83,238	82,506	81,800	81,176	70,220
Diluted	83,941	83,132	81,800	81,944	70,819
Other Financial Data:
Depreciation of property, plant and equipment	$95,349	$92,120	$84,286	$69,698	$48,747

(1)	Beginning in 2013, we operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2014 and 2013 were 52 weeks and ended on December 29, 2014 and December 30, 2013, respectively. Prior to 2013, our fiscal year always ended on December 31.

(2)	Our results for the year ended December 31, 2010 include 267 days of activity of the Asia Pacific operating segment, which we acquired on April 8, 2010.

	As of
	December 29, 2014	December 30, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$302,111	$346,988	$395,732	$234,394	$258,299
Total assets	1,601,289	1,673,575	1,676,962	1,749,069	1,761,952
Convertible senior notes	228,883	203,735	157,533	151,153	145,283
Long-term debt, including current maturities	273,804	370,008	400,012	338,247	380,118
TTM Technologies, Inc. stockholders’ equity	715,464	705,295	653,947	808,917	728,255

	Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
Supplemental Data:
Adjusted EBITDA(1)	$166,044	$181,293	$190,592	$258,245	$218,096
Net cash provided by operating activities	129,810	71,388	182,565	179,345	125,819
Net cash (used in) provided by investing activities	(108,571)	(35,689)	(136,444)	(140,617)	32,956
Net cash (used in) provided by financing activities	(77,141)	12,985	45,068	(55,215)	(35,368)

(1)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation, gain on sale of assets, acquisition-related costs, and impairments, restructuring and other charges. This is a non-GAAP financial measurement used by us to enhance the understanding of our operating results. Adjusted EBITDA is a key measure we use to evaluate our operations. We provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of adjusted EBITDA to the financial information in our consolidated statement of operations.

	Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
Net income (loss)	$14,693	$23,893	$(181,100)	$47,227	$79,899
Add back items:
Income tax provision	7,598	15,879	12,728	26,005	28,738
Interest expense	23,830	24,031	25,784	26,504	22,255
Depreciation of property, plant and equipment	95,349	92,120	84,286	69,698	48,747
Amortization of definite-lived intangibles	8,387	9,332	14,684	17,427	13,795

EBITDA	149,857	165,255	(43,618)	186,861	193,434
Stock-based compensation	7,800	8,985	10,266	8,075	6,913
Gain on sale of assets	—	(17,917)	—	—	—
Acquisition-related costs	5,981	—	—	—	9,170
Impairments, restructuring, and other charges	2,406	24,970	223,944	63,309	8,579

Adjusted EBITDA	$166,044	$181,293	$190,592	$258,245	$218,096

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition at December 29, 2014. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

OVERVIEW AND RECENT DEVELOPMENTS

We are a leading global provider of time-critical and technologically complex printed circuit board products and backplane assemblies (i.e., PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. We focus on providing time-to-market and advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,000 customers in various markets throughout the world, including manufacturers of networking/communications infrastructure products, smartphones and touchscreen tablets, as well as the aerospace and defense, high-end computing, and industrial/medical industries. Our customers include both original equipment manufacturers and electronic manufacturing services providers.

On September 21, 2014, TTM, Viasystems, and Merger Sub entered into the Merger Agreement under which, subject to the satisfaction of certain conditions, we expect to acquire all outstanding shares of Viasystems for a combined consideration of $11.33 in cash and 0.706 shares of TTM common stock per outstanding share of Viasystems common stock, which based on the closing market price on December 31, 2014 was valued at $16.65 per share of Viasystems common stock, or approximately $361.7 million. The total purchase price of the transaction, including debt assumed, is approximately $992.5 million, which was based on the closing market price on December 31, 2014 and is subject to change prior to the consummation of the Merger.

Concurrently with the execution of the Merger Agreement, we obtained a debt financing commitment in an aggregate amount of $1,115 million in connection with financing the transactions contemplated by the Merger Agreement. Assuming consummation of the Merger, we intend to use the aggregate proceeds of such financing arrangements to finance the Merger, to refinance certain existing indebtedness of Viasystems, to refinance certain of our existing indebtedness, and to pay the fees and expenses incurred in connection with the Merger. We are in the process of finalizing the specific financing arrangements.

Our Asia Pacific operating segment experiences revenue fluctuations, caused in part by seasonal patterns in the touchscreen tablet and cellular phone industries, which together have become a significant portion of the end markets we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand to meet fourth quarter sales of consumer electronics products and lower sales in the first and second quarters. Lower sales in the first and second quarters can present utilization challenges for us which negatively impact gross margin. Additionally, our labor costs in China have increased significantly over the past several years as a result of mandated increases in the minimum wage and other competitive dynamics, and we operate in a priced competitive industry. The impact of these items, if not offset by yield and productivity improvements and other cost efficiencies, may reduce our gross margins in the future.

During the year ended December 29, 2014, we experienced a decline in gross and operating margins in our Asia Pacific operating segment resulting from the underutilization of certain advanced technology production facilities and an unexpected power outage. We experienced underutilization in the first and second quarters of 2014 caused by an increase in capacity to service an expected higher level of business which did not materialize. Additionally, in the third quarter of 2014, we experienced a 5 day production shut down due to an unexpected power outage at one of our advanced technology production facilities which negatively impacted our productivity and yield improvement efforts as we were launching new products and significantly ramping for increased volumes. Although we believe these to be unique challenges, we may experience similar challenges in the future which could negatively impact gross margins.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our 5 largest customers accounted for 44%, 41% and 33% of our net sales in 2014, 2013 and 2012, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

End Markets(1)(2)	2014	2013	2012
Aerospace and Defense	16%	15%	15%
Cellular Phone(3)	23	20	16
Computing/Storage/Peripherals(3)	13	20	23
Medical/Industrial/Instrumentation/Other	9	8	9
Networking/Communications	33	32	31
Other(3)	6	5	6

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Certain reclassifications of prior year end market percentages have been made to conform to the current year presentation. Beginning in the first quarter of 2013, we reclassified substrate PCBs, which were included in the Other end market, into the end markets that the substrate PCBs are sold into — predominantly Cellular Phone.
(3)	Smartphones are included in the Cellular Phone end market, touchscreen tablets are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.

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

Selling and marketing expenses consist primarily of salaries, labor related benefits, and commissions paid to our internal sales force, independent sales representatives, and our sales support staff, as well as costs associated with marketing materials and trade shows.

General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, facilities and human resources personnel, discretionary meals for employees in Asia, as well as insurance expenses, expenses for accounting and legal assistance, incentive compensation expense, and gains or losses on the sale or disposal of property, plant and equipment.

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

During the fourth quarter of each year, and when events and circumstances warrant an evaluation, we perform an impairment assessment of goodwill, which may require the use of a fair-value based analysis. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary. We consider factors such as the state of the economy and reduced expectations for future cash flows coupled with a decline in our market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For the year ended December 31, 2012 our assessment of goodwill impairment indicated that the carrying value of goodwill for our Asia Pacific reporting unit, in our Asia Pacific operating segment, was in excess of fair value, and therefore goodwill was impaired. See Note 4 to our consolidated financial statements.

We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with a further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets which may result in an impairment charge.

We also assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows and comparison to like-kind assets, as appropriate, in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary, which involve judgments related to future cash flows and the application of the appropriate valuation model. During the years ended 2014, 2013 and 2012, we recorded impairment charges to reduce the carrying value of certain long-lived assets in the Asia Pacific operating segment. See Notes 4 and 5 to our consolidated financial statements.

Assets Held for Sale — We classify assets to be sold as assets held for sale when (i) we have approved and commit to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets classified as held for sale are recorded at the lower of the carrying amount or fair value less the cost to sell.

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

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated statement of operations:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.3	84.1	83.3

Gross profit	14.7	15.9	16.7

Operating expenses:
Selling and marketing	2.8	2.7	2.7
General and administrative	7.6	7.7	7.3
Amortization of definite-lived intangibles	0.7	0.7	1.1
Gain on sale of assets	—	(1.3)	—
Restructuring charges	—	0.3	—
Impairment of long-lived assets	0.1	0.8	1.3
Impairment of goodwill and definite-lived intangibles	—	—	14.8

Total operating expenses	11.2	10.9	27.2

Operating income (loss)	3.5	5.0	(10.5)
Other income (expense):
Interest expense	(1.8)	(1.7)	(1.9)
Loss on extinguishment of debt	—	(0.8)	(0.4)
Other, net	—	0.4	0.3

Total other expense, net	(1.8)	(2.1)	(2.0)

Income (loss) before income taxes	1.7	2.9	(12.5)
Income tax provision	(0.6)	(1.2)	(0.9)

Net income (loss)	1.1	1.7	(13.4)
Less: Net (income) loss attributable to non-controlling interest	—	(0.1)	0.5

Net income (loss) attributable to TTM Technologies, Inc. stockholders	1.1%	1.6%	(12.9)%

We manage our worldwide operations based on two geographic operating segments: 1) Asia Pacific, which consists of five PCB fabrication plants and 2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with our U.S. operations. Each segment operates predominantly in the same industry with production facilities that produce customized products for their customers and use similar means of product distribution.

The following table compares net sales by reportable segment for the years ended 2014, 2013 and 2012:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Net Sales:
Asia Pacific	$811,107	$850,322	$842,443
North America	516,670	520,802	509,426

Total sales	1,327,777	1,371,124	1,351,869
Inter-segment sales	(2,060)	(2,909)	(3,201)

Total net sales	$1,325,717	$1,368,215	$1,348,668

Net Sales

Total net sales decreased $42.5 million, or 3.1%, from $1,368.2 million for the year ended December 30, 2013 to $1,325.7 million for the year ended December 29, 2014. Net sales for the Asia Pacific segment, excluding inter-segment sales, decreased $38.4 million, or 4.5%, from $847.4 million in the year ended December 30, 2013 to $809.0 million for the year ended December 29, 2014. This decrease was primarily due to the absence of net sales resulting from the sale of a controlling equity interest in a subsidiary in the second quarter of 2013, combined with lower demand in our Computing/Storage/Peripherals and Cellular Phone end markets in the first and second quarters of 2014. This decrease was partially offset by higher demand in our Cellular Phone end market in the second half of 2014. The overall decline in demand resulted in a 12% decrease in PCB shipments from the year December 30, 2013, and was partially offset by a 9% increase in the average PCB selling price, which was driven by product mix shift. Net sales for the North America segment decreased $4.1 million, or 0.8%, from $520.8 million for the year ended December 30, 2013 to $516.7 million for the year ended December 29, 2014. This decrease was primarily due to lower demand for PCB products in our Networking/Communications and Computing/Storage/Peripherals end markets, partially offset by an increase in demand for backplane assemblies predominantly in our Networking/Communications end market.

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

Gross Margin

Overall gross margin decreased from 15.9% for the year ended December 30, 2013 to 14.7% for the year ended December 29, 2014. Gross margin for the Asia Pacific segment decreased from 15.5% for the year ended December 30, 2013 to 14.4% for the year ended December 29, 2014, primarily due to the underutilization of certain advanced technology production facilities and an unexpected power outage. Our Asia Pacific segment experienced underutilization in the first and second quarters of 2014 caused by an increase in capacity to service an expected higher level of business which did not materialize. Additionally, in the third quarter of 2014, our Asia Pacific segment experienced a 5 day production shut down due to an unexpected power outage at one of our advanced technology production facilities which negatively impacted our productivity and yield improvement efforts as we were launching new products and significantly ramping for increased volumes. Gross margin for the North America segment decreased from 16.6% for the year ended December 30, 2013 to 15.1% for the year ended December 29, 2014, primarily due to a mix shift toward lower margin assembly products and lower cost absorption due to lower production volumes at certain PCB fabrication plants.

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

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.2 million, or 0.5%, from $37.1 million for the year ended December 30, 2013 to $36.9 million for the year ended December 29, 2014. As a percentage of net sales, selling and marketing expenses were 2.7% and 2.8% for the years ended December 30, 2013 and December 29, 2014, respectively. The decrease in selling and marketing expenses for the year ended December 29, 2014, was primarily due to reduced commissions and lower travel expenses over the comparable periods of the prior year. Additionally, the increase in selling and marketing expense as a percentage of net sales for the year ended December 29, 2014 was primarily due to lower net sales.

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

General and Administrative Expenses

General and administrative expenses decreased $4.9 million from $105.9 million, or 7.7% of net sales, for the year ended December 30, 2013 to $101.0 million, or 7.6% of net sales, for the year ended December 29, 2014. The decrease in general and administrative expense for the year ended December 29, 2014 is primarily due to costs savings resulting from the sale of our controlling equity interest in a subsidiary in the Asia Pacific operating segment and lower incentive compensation expense, offset by the $6.0 million of acquisition-related costs recorded in the third and fourth quarters of 2014.

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

Impairment of Long-Lived Assets and Restructuring Charges

For the year ended December 29, 2014 and December 30, 2013, in conjunction with the shutdown of the Suzhou, China facility, we recorded charges of $1.8 million and $10.8 million, respectively, primarily arising from the impairment of certain machinery and equipment. Additionally, in conjunction with the shutdown, we recorded restructuring charges of $3.4 million during the year ended December 30, 2013, consisting of separation costs associated with the layoff of 774 employees.

During the year ended December 31, 2012, we recorded an impairment charge in the Asia Pacific operating segment in the amount of $18.1 million. This impairment charge related specifically to two real estate assets for which there was expected underutilization and limited market demand.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Impairment of Goodwill and Definite-lived Intangibles

During the year ended December 31, 2012, we performed an interim evaluation of goodwill and definite-lived intangibles as we believed there were impairment triggering events and circumstances that warranted an evaluation. These circumstances included continued decreases in operating profit due to softer revenues and shifts in product mix when compared with projected results. These factors led to weaker than expected performance for the year ended December 31, 2012. As a result, we recorded a charge for the impairment of goodwill and definite-lived intangibles in the amount of $200.3 million for the year ended December 31, 2012, consisting of charges of $171.4 million for goodwill and $28.9 million for definite-lived intangibles.

Other Income (Expense)

Other expense, net decreased $5.2 million from $29.4 million for the year ended December 30, 2013 to $24.2 million for year ended December 29, 2014. The decrease in other expense, net was primarily due to the absence of a $10.7 million loss on the extinguishment of debt related to repurchase of a portion of convertible senior notes due 2015 for the year ended December 30, 2013, offset by an increase in foreign currency transaction and derivative losses of $5.5 million, which includes a $3.6 million foreign currency transaction and derivative loss recognized in the first quarter of 2014 primarily due to the rapid depreciation of the RMB against the U.S. Dollar.

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

Income Taxes

Our effective tax rate for the years ended December 29, 2014 and December 30, 2013 was 34.1% and 39.9%, respectively. The provision for income taxes decreased $8.3 million from an income tax expense of $15.9 million for the year ended December 30, 2013 to $7.6 million for the year ended December 29, 2014. The decrease in our provision for income taxes was primarily due to losses incurred for the first three quarters of 2014 compared to income in the same period of the prior year, combined with (i) a $1.5 million discrete tax benefit recorded in the first quarter of 2014 resulting from the retroactive approval of the high technology enterprise status for a subsidiary within the Asia Pacific operating segment, (ii) a $0.7 million discrete tax benefit recorded in the third quarter of 2014 resulting from the research and development deduction at a Chinese subsidiary within the Asia Pacific operating segment, and (iii) the absence of local withholding taxes of approximately $4.9 million related to the sale of a controlling equity interest in a subsidiary in the second quarter of 2013.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. As of December 29, 2014 and December 30, 2013, we had net deferred income tax assets of approximately $2.9 million and $5.4 million, respectively. As of the end of 2014, based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

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

As of December 29, 2014, we had net working capital of approximately $302.1 million compared to $347.0 million as of December 30, 2013. This decrease in working capital is primarily attributable to the payment of debt obligations and the reclassification of our convertible notes due in 2015 from long-term to current.

As of December 29, 2014, we had cash and cash equivalents of approximately $279.0 million, of which approximately $82.1 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of December 29, 2014, $79.1 million was located in Asia and $3.0 million was located in Europe. Cash and cash equivalents located in our Asia Pacific operating segment are expected to be used in local operations. Cash and cash equivalents located in our backplane assembly facility in Shanghai, China, as well as in Europe, which are managed in conjunction with our U.S. operations, totaled approximately $13.2 million and are available for repatriation and a deferred tax liability for U.S. income taxes on undistributed earnings has been recorded.

Our 2015 capital expenditure plan is expected to total approximately $100 million (of which approximately $80 million relates to our Asia Pacific operating segment). The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced technology manufacturing, comply with increased environmental regulations, replace aging equipment, and expand our technological capabilities. While our cash capital expenditures are expected to be approximately $100 million in 2015, we expect new capital expenditure purchases in 2015 to approximate $70 million.

Credit Agreement and Chinese Revolver

We are party to a facility agreement (the Credit Agreement) consisting of a $370.0 million senior secured Term Loan (the Term Loan), a $90.0 million senior secured Revolving Loan (the Revolving Loan) and a secured $80.0 million Letters of Credit Facility (the Letters of Credit Facility). The Term Loan and Letters of Credit Facility will mature on September 14, 2016, and the Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of our Asia Pacific operating segment and is senior to all of our other debt, including the convertible senior notes. We have fully and unconditionally guaranteed the full and timely payment of all Credit Agreement related obligations of the Asia Pacific operating segment.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR plus an interest margin of 2.38%. At December 29, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.55%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current ratio, and interest coverage ratios for both us and our Asia Pacific operating segment. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. At December 29, 2014, we were in compliance with the covenants.

We are required to pay a commitment fee of 0.50% per annum on any unused portion of the loans and letters of credit facility granted under the Credit Agreement. We incurred $0.6 million for the year ended December 29, 2014 in commitment fees. As of December 29, 2014, the outstanding amount of the Term Loan was $273.8 million, of which $96.2 million is due for repayment through September 2015 and is included as short-term debt, with the remaining $177.6 million included as long-term debt. None of the Revolving Loan associated with the Credit Agreement was outstanding at December 29, 2014. Available borrowing capacity under the Revolving Loan was $90.0 million as of December 29, 2014.

We have an $80.0 million Letters of Credit Facility under the Credit Agreement. As of December 29, 2014, letters of credit in the amount of $35.4 million were outstanding under our Credit Agreement, and other standby letters of credit were outstanding in the amount of $4.3 million. The other outstanding standby letters of credit expire between December 31, 2015 and February 28, 2016.

We are party to a revolving loan credit facility with a lender in China, (the Chinese Revolver). Under this arrangement, the lender has made available to us approximately $36.9 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver and this arrangement expires in December 2015. As of December 29, 2014, the Chinese Revolver had not been drawn upon.

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

Additionally, in January 2014, we closed the sale of an additional $30.0 million aggregate principal amount of our 1.75% convertible senior notes due 2020 (the Additional Notes). The Additional Notes were sold pursuant to the exercise of an over-allotment option granted by us in the underwriting agreement related to the offer and sale of $220.0 million aggregate principal amount of our 1.75% convertible senior notes due 2020.

Conversion:    At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 103.7613 shares of our common stock per $1,000 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of December 29, 2014, none of the conversion criteria had been met.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay shares of our common stock, cash or a combination of cash and shares of our common stock at our election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1,000 principal amount of the notes. As of December 29, 2014, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be 32.4 million.

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

Convertible Note Hedge and Warrant Transaction:    In connection with the issuance of the convertible senior notes due 2020 in both December 2013 and January 2014, we entered into a convertible note hedge and warrant transaction (the Call Spread Transaction), with respect to our common stock. The convertible note hedge, which cost an aggregate $66.3 million and was recorded, net of tax, as a reduction of additional paid-in capital, consists of our option to purchase up to 25.9 million common stock shares at a price of $9.64 per share. The hedge expires on December 15, 2020 and can only be executed upon the conversion of the above mentioned convertible senior notes due 2020. Additionally, we sold warrants in both December 2013 and January 2014 to purchase 25.9 million shares of our common stock at a price of $14.26 per share. The warrants expire ratably from March 2021 through January 2022. The aggregate proceeds from the sale of warrants of $33.8 million were recorded as an addition to additional paid-in capital. The 2020 Call Spread Transaction has no effect on the terms of the convertible senior notes due 2020 and reduces potential dilution by effectively increasing the conversion price of the convertible senior notes due 2020 to $14.26 per share of our common stock.

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

In December 2013, we repurchased $136.1 million principal amount of notes at approximately 103.4% of their principal amount. Additionally, in January 2014, we repurchased $6.5 million principal amount of notes at approximately 103.4% of their principal amount. The repurchases were accounted for as extinguishments of debt and, accordingly, we recognized losses of approximately $10.7 million for the year ended December 30, 2013 and $0.5 million for the year ended December 29, 2014, respectively, primarily associated with the premium paid to repurchase the convertible senior notes and the recognition of certain remaining unamortized debt discount and issuance costs.

Financing Commitment and Current Liquidity Needs

Concurrently with the execution of the Merger Agreement, we obtained a debt financing commitment in an aggregate amount of $1,115 million in connection with financing the transactions contemplated by the Merger Agreement. Assuming consummation of the Merger, we intend to use the aggregate proceeds of such financing arrangements to finance the Merger, to refinance certain existing indebtedness of Viasystems, to refinance certain of our existing indebtedness, and to pay the fees and expenses incurred in connection with the Merger. We are in the process of finalizing the specific financing arrangements.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash available from borrowings under our existing credit arrangements will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months. However, assuming consummation of the Merger, we will enter into new borrowing arrangements to fund the Merger, fund our business operations, or refinance existing debt.

Prior to the Merger, our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, and term and revolving debt. Following the Merger, we expect that our principal sources of liquidity will continue to be our existing cash and cash equivalents, cash flow from operations, as well as from funds available from financing arrangements entered into in connection with the Merger. We expect that servicing debt, funding working capital requirements, financing capital expenditures, and financing acquisitions will continue to be the principal demands on our cash.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of December 29, 2014:

Contractual Obligations(1)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt obligations	$273,804	$96,204	$177,600	$—	$—
Convertible debt obligations	282,395	32,395	—	—	250,000
Interest on debt obligations	35,146	10,616	11,405	8,750	4,375
Foreign currency forward contract liabilities	5,062	5,062	—	—	—
Equipment payables	47,212	47,212	—	—	—
Purchase obligations	19,389	17,121	2,268	—	—
Operating lease commitments	5,624	2,104	2,418	1,011	91

Total contractual obligations	$668,632	$210,714	$193,691	$9,761	$254,466

(1)	Unrecognized uncertain tax benefits of $2.4 million are not included in the table above as the settlement timing is uncertain.

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

Seasonality

As a result of the product and customer mix of our Asia Pacific operating segment, our revenue is subject to seasonal fluctuations. These fluctuations include seasonal patterns in the computer and cellular phone industries, which together have become a significant portion of the end markets we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand to meet fourth quarter sales of consumer electronics products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales. We attribute this decline to shutdowns of our customers’ manufacturing facilities surrounding the Chinese New Year public holidays, which normally occur in January or February of each year.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-15 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on our financial statements of adopting ASU 2014-15 is currently being assessed by management.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us at the beginning of fiscal year 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2013, the FASB issued an update that would require an unrecognized tax benefit, or a portion of an unrecognized benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. Our adoption of this updated standard in 2014 did not have a material impact on our financial statements.

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

We entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146.5 million, which expired on April 16, 2013. We had designated this interest rate swap as a cash flow hedge and, during the year ended December 31, 2012, the interest rate swap increased interest expense by $1.9 million. For the year ended December 30, 2013, we did not designate this interest rate swap as a cash flow hedge as the borrowings attributable to this interest rate swap were paid in full during 2012. The change in the fair value of this interest rate swap during the year ended December 30, 2013 was recorded as other, net in the consolidated statement of operations.

As of December 29, 2014, approximately 50.8% of our long term debt was based on fixed rates. Based on our borrowings as of December 29, 2014, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $2.7 million.

Debt Instruments

The table below presents information about certain of our debt instruments as of December 29, 2014 and December 30, 2013.

	As of December 29, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$96,200	$177,600	—	—	—	—	$273,800	$273,816	2.55%
US$ Fixed Rate	32,399	—	—	—	—	$250,000	282,399	274,510	1.92%

Total	$128,599	$177,600	—	—	—	$250,000	$556,199	$548,326

	As of December 30, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$96,200	$96,200	$177,600	—	—	—	$370,000	$369,394	2.55%
US$ Fixed Rate	4	38,913	—	—	—	$220,000	258,917	277,018	1.98%

Total	$96,204	$135,113	$177,600	—	—	$220,000	$628,917	$646,412

Foreign currency risks

In the normal course of business we are exposed to risks associated with fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Our Asia Pacific operations utilize the Renminbi (RMB) and the Hong Kong Dollar (HKD) as the functional currencies, which results in recognition of translation adjustments included as a component of other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. For the year ended December 29, 2014, our consolidated condensed statement of operations includes a net unrealized foreign exchange gain of approximately $2.4 million, which includes a net unrealized foreign exchange loss of $3.6 million from the first quarter of 2014, primarily due to the rapid depreciation of the RMB against the U.S. Dollar.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts as of December 29, 2014 and December 30, 2013 was approximately $29.1 million and $47.0 million, respectively. We have designated certain of these foreign exchange contracts as cash flow hedges. To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB and HKD, nor do we currently use derivative instruments to reduce exposure to foreign currency risk for a majority of our loans due from our foreign subsidiaries. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk. Additionally, loans due from our foreign subsidiaries are, in some cases, denominated in currencies other than the RMB, thus providing a natural economic hedge, partially mitigating our RMB foreign currency exposure.

The table below presents information about certain of the foreign currency forward contracts as of December 29, 2014 and December 30, 2013:

	As of December 29, 2014		As of December 30, 2013
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands in USD)		(In thousands in USD)
Receive foreign currency/pay USD
Euro	$1,233	1.35	$10,987	1.30
Japanese Yen	27,909	0.01	36,013	0.01

	$29,142		$47,000

Estimated fair value, net liability	$(5,062)		$(2,281)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page 67 of this report, which consolidated financial statements, notes and report are incorporated herein by reference.

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2014 and 2013 were 52 weeks and ended December 29, 2014 and December 30, 2013, respectively, and each quarter of both Fiscal 2014 and 2013 contained 91 days.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 29, 2014:(1)
Net sales	$291,895	$297,635	$345,275	$390,912
Gross profit	38,506	38,600	49,108	68,475
Income (loss) before income taxes	(5,654)	(2,596)	8,037	22,504
Net income (loss)	(3,799)	(3,104)	7,658	13,938
Net income (loss) attributable to TTM Technologies, Inc. stockholders	(3,799)	(3,104)	7,658	13,938
Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$(0.05)	$(0.04)	$0.09	$0.17
Diluted	$(0.05)	$(0.04)	$0.09	$0.17

Year Ended December 30, 2013:(2)
Net sales	$325,392	$338,021	$338,691	$366,111
Gross profit	50,730	48,457	48,439	70,217
Income (loss) before income taxes	7,377	23,057	(4,343)	13,681
Net income (loss)	6,593	13,712	(7,708)	11,296
Net income (loss) attributable to TTM Technologies, Inc. stockholders	5,152	13,137	(7,708)	11,296
Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.06	$0.16	$(0.09)	$0.14
Diluted	$0.06	$0.16	$(0.09)	$0.14

(1)	Includes a $0.5 million loss on extinguishment of debt in the first quarter and a $1.8 long-lived asset impairment charge in the second quarter.

(2)	Includes a $17.9 million gain on sale of assets in the second quarter, long-lived asset impairment charge of $10.8 million and restructuring charges of $3.4 million in the third quarter, and a $10.7 million loss on extinguishment of debt in the fourth quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of December 29, 2014, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Under the supervision of and with the participation of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2014 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 29, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 69 of this Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 67 of this Report.

(b)	Exhibits

Exhibit Number	Exhibits

2.1	English translation of Equity Interest Transfer Agreement in relation to Dongguan Meadville Circuits Limited, dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant(1)

2.2**	English translation of Equity Interest Transfer Agreement in relation to Dongguan Shengyi Electronics Ltd., dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant(1)

2.3**	Agreement and Plan of Merger, by and among the Registrant, Viasystems Group, Inc. and Vector Acquisition Corp., dated September 21, 2014(2)

3.1	Registrant’s Certificate of Incorporation, as amended June 3, 2011(3)

3.2	Registrant’s Fourth Amended and Restated Bylaws(4)

4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer & Trust Company(5)

4.2	First Supplemental Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer & Trust Company(5)

4.3	Form of Registrant’s common stock certificate(6)

4.4	Sell-Down Registration Rights Agreement, dated December 23, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and the Registrant(7)

4.5	Registration Rights Agreement, dated as of April 9, 2010, by and among Tang Hsiang Chien, Su Sih (BVI) Limited, and the Registrant(8)

4.6	Shareholders Agreement, dated as of April 9, 2010, by and among Meadville Holdings Limited; Su Sih (BVI) Limited; Tang Hsiang Chien; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and the Registrant(8)

4.7	First Amendment to Shareholders Agreement, dated September 14, 2012, by and among Tang Hsiang Chien; Su Sih (BVI) Limited; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and the Registrant(9)

4.8	Indenture, dated as of December 20, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC(10)

4.9	Registration Rights Agreement Memorandum of Understanding, by and among the Registrant, Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V., HM 4-P (1999) Coinvestors, L.P., HM 4-EQ (1999) Coinvestors, L.P., GSC Recovery II, L.P., and GSC Recovery IIA, L.P., dated September 21, 2014(2)

4.10	Addendum to Registration Rights Agreement, by and among the Registrant, Su Sih (BVI) Limited, and Tang Hsiang Chien, dated September 21, 2014(2)

10.1	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(5)

Exhibit Number	Exhibits

10.2	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(5)

10.3	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(5)

10.4	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(5)

10.5	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(11)

10.6	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(11)

10.7	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(11)

10.8	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(11)

10.9‡	2006 Incentive Compensation Plan(12)

10.10‡	Form of Stock Option Agreement pursuant to 2006 Incentive Compensation Plan(12)

10.11‡	Form of Restricted Stock Unit Award Grant Notice pursuant to 2006 Incentive Compensation Plan(12)

10.12‡	Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to 2006 Incentive Compensation Plan and schedule of signatories(13)

10.13‡	TTM Technologies, Inc. 2014 Incentive Compensation Plan(14)

10.14‡	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(14)

10.15	Form of Director and Officer Indemnification Agreement, dated December 10, 2014(15)

10.16	Stock Purchase Agreement, dated November 16, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, the Registrant, TTM Technologies International, Inc., and TTM Hong Kong Limited (now known as TTM Technologies (Asia Pacific) Limited)(16)

10.17‡	Form of Executive Change in Control Severance Agreement and schedule of agreements(17)

10.18	Credit Agreement, dated November 16, 2009, as amended and restated on March 30, 2010 and as further amended on August 3, 2010 and July 22, 2011, respectively, by and among certain PCB Subsidiaries, the Registrant, the Lenders, and the other parties named therein(18)

10.19	Waiver and Amendment Letter with The Hongkong and Shanghai Banking Corporation Limited, dated August 3, 2010(19)

10.20	Special Security Agreement by and among Tang Hsiang Chien, Su Sih (BVI) Limited, the Registrant and the United States Department of Defense, dated October 19, 2010(20)

10.21	Amendment Letter with The Hongkong and Shanghai Banking Corporation Limited, dated July 22, 2011(21)

10.22‡	Executive and Director Deferred Compensation Plan(22)

10.23	Facility Agreement, dated September 14, 2012, by and among the PCB Subsidiaries, the lenders, and the other parties named therein(9)

Exhibit Number	Exhibits

10.24‡	Equity Awards Amendment Agreement, dated April 24, 2013 by and between the Registrant and Kent Alder(23)

10.25	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(10)

10.26	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(10)

10.27	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(10)

10.28	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(10)

10.29	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(10)

10.30	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(10)

10.31	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(24)

10.32	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(24)

10.33	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(24)

10.34	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(24)

10.35	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(24)

10.36	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(24)

10.37	Voting Agreement, by and among the Company, Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V., HM 4-P (1999) Coinvestors, L.P., and HM 4-EQ (1999) Coinvestors, L.P., dated September 21, 2014(2)

10.38	Voting Agreement, by and among the Company, GSC Recovery II, L.P., and GSC Recovery IIA, L.P., dated September 21, 2014(2)

10.39	Commitment Letter, by and among the Company, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Barclays Bank PLC, dated September 21, 2014(2)

10.40	Amended and Restated Commitment Letter, by and among the Registrant, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Barclays Bank PLC, and The Royal Bank of Scotland plc, dated October 23, 2014(25)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

23.2*	Consent of KPMG LLP, independent registered public accounting firm

Exhibit Number	Exhibits

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer

32.2*	Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on May 7, 2013.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 22, 2014.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 6, 2011.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 2, 2011.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 14, 2008.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 23, 2009.

(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on April 13, 2010.

(9)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2012.

(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 20, 2013.

(11)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 22, 2008.

(12)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(13)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 30, 2010.

(14)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on August 13, 2014.

(15)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 15, 2014.

(16)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 16, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 5, 2014.

(18)	Incorporated by reference to the Registrant’s Form 8-K/A as filed with the Commission on August 5, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 5, 2010.

(20)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 22, 2010.

(21)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on July 27, 2011.

(22)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2011.

(23)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 6, 2013.

(24)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 14, 2014.

(25)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 27, 2014.

‡	Management contract or Compensation Plan

*	Filed herewith

**	The appendices to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ Thomas T. Edman
Thomas T. Edman President and Chief Executive Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas T. Edman Thomas T. Edman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ Todd B. Schull Todd B. Schull	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

/s/ Robert E. Klatell Robert E. Klatell	Chairman of the Board	February 27, 2015

/s/ Kenton K. Alder Kenton K. Alder	Director	February 27, 2015

/s/ James K. Bass James K. Bass	Director	February 27, 2015

/s/ Philip G. Franklin Philip G. Franklin	Director	February 27, 2015

/s/ Ronald W. Iverson Ronald W. Iverson	Director	February 27, 2015

/s/ John G. Mayer John G. Mayer	Director	February 27, 2015

/s/ Tang Chung Yen, Tom Tang Chung Yen, Tom	Director	February 27, 2015

/s/ Dov S. Zakheim Dov S. Zakheim	Director	February 27, 2015

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of TTM Technologies, Inc. and subsidiaries as of December 29, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTM Technologies, Inc. and subsidiaries as of December 29, 2014, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TTM Technologies, Inc.’s internal control over financial reporting as of December 29, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TTM Technologies, Inc.:

We have audited TTM Technologies, Inc.’s internal control over financial reporting as of December 29, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TTM Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TTM Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TTM Technologies, Inc. and subsidiaries as of December 29, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated February 27, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California

February 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TTM Technologies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of TTM Technologies, Inc. and its subsidiaries at December 30, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 30, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Irvine, California

February 21, 2014

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of
	December 29, 2014	December 30, 2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$279,042	$330,554
Accounts receivable, net	307,933	277,070
Accounts receivable due from related parties	4,934	13,312
Inventories	145,187	138,145
Assets held for sale	21,031	2,656
Prepaid expenses and other current assets	39,996	43,254

Total current assets	798,123	804,991
Property, plant and equipment, net	754,718	810,672
Goodwill and definite-lived intangibles, net	31,361	39,781
Deposits and other non-current assets	17,087	18,131

	$1,601,289	$1,673,575

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$96,204	$96,204
Convertible senior notes, net of discount	31,841	—
Accounts payable	217,326	192,357
Accounts payable due to related parties	17,950	19,547
Accrued salaries, wages and benefits	43,497	50,040
Equipment payable	47,212	59,936
Other accrued expenses	41,982	39,919

Total current liabilities	496,012	458,003

Convertible senior notes, net of discount	197,042	203,735
Long-term debt	177,600	273,804
Other long-term liabilities	15,171	32,738

Total long-term liabilities	389,813	510,277

Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 83,345 and 82,655 shares issued and outstanding in 2014 and 2013, respectively	83	83
Additional paid-in capital	586,709	576,644
Retained earnings	76,421	64,272
Statutory surplus reserve	21,236	18,692
Accumulated other comprehensive income	31,015	45,604

Total equity	715,464	705,295

	$1,601,289	$1,673,575

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands, except per share amounts)
Net sales	$1,325,717	$1,368,215	$1,348,668
Cost of goods sold	1,131,028	1,150,372	1,123,669

Gross profit	194,689	217,843	224,999

Operating expenses:
Selling and marketing	36,919	37,149	35,957
General and administrative	100,999	105,924	98,005
Amortization of definite-lived intangibles	8,387	9,332	14,637
Gain on sale of assets	—	(17,917)	—
Restructuring charges	—	3,445	—
Impairment of long-lived assets	1,845	10,782	18,082
Impairment of goodwill and definite-lived intangibles	—	—	200,335

Total operating expenses	148,150	148,715	367,016

Operating income (loss)	46,539	69,128	(142,017)

Other income (expense):
Interest expense	(23,830)	(24,031)	(25,784)
Loss on extinguishment of debt	(506)	(10,743)	(5,527)
Other, net	88	5,418	4,956

Total other expense, net	(24,248)	(29,356)	(26,355)

Income (loss) before income taxes	22,291	39,772	(168,372)
Income tax provision	(7,598)	(15,879)	(12,728)

Net income (loss)	14,693	23,893	(181,100)
Less: Net (income) loss attributable to the non-controlling interest	—	(2,016)	6,505

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$14,693	$21,877	$(174,595)

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings (loss) per share	$0.18	$0.27	$(2.13)

Diluted earnings (loss) per share	$0.18	$0.26	$(2.13)

Weighted-average shares used in computing per share amounts:
Basic	83,238	82,506	81,800

Diluted	83,941	83,132	81,800

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Net income (loss)	$14,693	$23,893	$(181,100)
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net	(14,841)	16,172	8,140
Less: reclassification into earnings, net of tax	—	(14,266)	—

Net	(14,841)	1,906	8,140

Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the year, net	43	(1,726)	2,405
Less: reclassification into earnings, net of tax	146	128	842

Net	189	(1,598)	3,247

Net unrealized gains (losses) on available for sale securities:
Unrealized loss on available for sale securities during the year	(20)	(105)	(186)
Less: losses (gains) realized into earnings	83	53	(912)

Net	63	(52)	(1,098)

Other comprehensive (loss) income, net of tax	(14,589)	256	10,289

Comprehensive income (loss), net of tax	104	24,149	(170,811)

Less: comprehensive income (loss) attributable to the non-controlling interest	—	3,417	(5,369)

Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$104	$20,732	$(165,442)

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

			Additional Paid-In Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (Loss)	Total TTM Technologies, Inc Stockholders’ Equity	Non-controlling Interest	Total Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance, December 31, 2011	81,339	$81	$535,558	$228,661	$7,021	$37,596	$808,917	$113,753	$922,670
Net loss	—	—	—	(174,595)	—	—	(174,595)	(6,505)	(181,100)
Other comprehensive income	—	—	—	—	—	9,153	9,153	1,136	10,289
Dividends paid to non-controlling interest shareholder	—	—	—	—	—	—	—	(9,501)	(9,501)
Transfer to statutory surplus reserve	—	—	—	(8,145)	8,145	—	—	—	—
Exercise of stock options	15	—	94	—	—	—	94	—	94
Excess tax benefits from stock awards exercised or released	—	—	112	—	—	—	112	—	112
Issuance of common stock for restricted stock units	583	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	10,266	—	—	—	10,266	—	10,266

Balance, December 31, 2012	81,937	82	546,029	45,921	15,166	46,749	653,947	98,883	752,830
Net income	—	—	—	21,877	—	—	21,877	2,016	23,893
Other comprehensive loss	—	—	—	—	—	(1,145)	(1,145)	1,401	256
Transfer to statutory surplus reserve	—	—	—	(3,526)	3,526	—	—	—	—
Sale of controlling equity interest	—	—	—	—	—	—	—	(73,013)	(73,013)
Purchase of non-controlling equity interest	—	—	(71)	—	—	—	(71)	(29,287)	(29,358)
Issuance and repurchase of convertible senior notes	—	—	30,310	—	—	—	30,310	—	30,310
Purchase of convertible senior note hedge, net of tax benefit of $20,413	—	—	(37,909)	—	—	—	(37,909)	—	(37,909)
Issuance of warrants related to convertible senior notes	—	—	29,722	—	—	—	29,722	—	29,722
Exercise of stock options	47	—	323	—	—	—	323	—	323
Tax shortfall from stock awards exercised or released	—	—	(744)	—	—	—	(744)	—	(744)
Issuance of common stock for performance-based restricted stock units	104	—	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	567	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	8,985	—	—	—	8,985	—	8,985

Balance, December 30, 2013	82,655	83	576,644	64,272	18,692	45,604	705,295	—	705,295
Net income	—	—	—	14,693	—	—	14,693	—	14,693
Other comprehensive loss	—	—	—	—	—	(14,589)	(14,589)	—	(14,589)
Transfer to statutory surplus reserve	—	—	—	(2,544)	2,544	—	—	—	—
Issuance and repurchase of convertible senior notes	—	—	4,216	—	—	—	4,216	—	4,216
Purchase of convertible senior note hedge, net of tax benefit of $2,964	—	—	(4,989)	—	—	—	(4,989)	—	(4,989)
Issuance of warrants related to convertible senior notes	—	—	4,053	—	—	—	4,053	—	4,053
Tax shortfall from stock awards exercised or released	—	—	(1,015)	—	—	—	(1,015)	—	(1,015)
Issuance of common stock for performance-based restricted stock units	90	—	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	600	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,800	—	—	—	7,800	—	7,800

Balance, December 29, 2014	83,345	$83	$586,709	$76,421	$21,236	$31,015	$715,464	$—	$715,464

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14,693	$23,893	$(181,100)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	95,349	92,120	84,286
Amortization of definite-lived intangible assets	8,387	9,332	14,684
Amortization of convertible senior notes discount, debt discount and debt issuance costs	10,165	8,466	7,893
Income tax benefit from restricted stock units released and common stock options exercised	—	—	(622)
Deferred income taxes	2,018	8,116	78
Stock-based compensation	7,800	8,985	10,266
Loss on extinguishment of debt	506	10,743	5,527
Gain on sale of assets	—	(17,917)	—
Impairment of long-lived assets	1,845	10,782	18,082
Impairment of goodwill and definite-lived intangibles	—	—	200,335
Other	1,882	518	924
Payment of accreted interest on convertible senior notes	(1,324)	(27,663)	—
Changes in operating assets and liabilities, net of disposition:
Accounts and notes receivable, net	(22,485)	(96,394)	(20,927)
Inventories	(7,113)	(9,332)	(16,581)
Prepaid expenses and other current assets	2,292	(10,347)	(5,679)
Accounts payable	23,937	35,362	65,923
Accrued salaries, wages and benefits and other accrued expenses	(8,142)	24,724	(524)

Net cash provided by operating activities	129,810	71,388	182,565

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(109,624)	(103,347)	(139,550)
Proceeds from sale of property, plant and equipment and other assets	1,053	511	3,106
Proceeds from the sale of assets	—	67,147	—

Net cash used in investing activities	(108,571)	(35,689)	(136,444)

Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	30,000	220,000	—
Repayment of long-term debt	(96,204)	—	(442,180)
Repurchase of convertible senior notes	(5,411)	(113,055)	—
Payment of debt issuance costs	(1,626)	(6,325)	(7,787)
Purchase of convertible senior note hedge	(7,953)	(58,322)	—
Proceeds from warrants	4,053	29,722	—
Net (repayment) borrowings of revolving loan	—	(30,000)	30,000
Payments for purchase of non-controlling interest	—	(29,358)	—
Proceeds from long-term borrowings	—	—	473,823
Dividends paid to non-controlling interest shareholder	—	—	(9,501)
Proceeds from exercise of stock options	—	323	91
Excess tax benefits from stock awards exercised or released	—	—	622

Net cash (used in) provided by financing activities	(77,141)	12,985	45,068

Effect of foreign currency exchange rates on cash and cash equivalents	4,390	(3,563)	(1,808)

Net (decrease) increase in cash and cash equivalents	(51,512)	45,121	89,381
Cash and cash equivalents at beginning of year	330,554	285,433	196,052

Cash and cash equivalents at end of year	$279,042	$330,554	$285,433

Supplemental cash flow information:
Cash paid for interest	$14,072	$16,647	$19,476
Cash paid, net for income taxes	297	6,065	15,520
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in equipment and accounts payable	$49,144	$80,063	$59,402
Notes receivable utilized to purchase property, plant and equipment	—	—	5,293

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (i.e., PCBs populated with electronic components), which serve as the foundation of sophisticated electronic products. The Company provides time-to-market and advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

Additionally, the Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touchscreen tablets and smartphones, as well as the aerospace and defense, high-end computing, and industrial/medical industries. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

Beginning 2013, the Company operates on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2014 and fiscal 2013 were 52 weeks and ended on December 29, 2014, and December 30, 2013, respectively. Prior to 2013, the Company’s fiscal year always ended on December 31. All references to years relate to fiscal years unless otherwise noted.

Acquisition of Viasystems Group, Inc.

On September 21, 2014, TTM, Viasystems Group, Inc. (Viasystems), and Vector Acquisition Corp. (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement) under which, subject to the satisfaction of certain conditions, TTM expects to acquire all outstanding shares of Viasystems (the Merger) for a combined consideration of $11.33 in cash and 0.706 shares of TTM common stock per outstanding share of Viasystems common stock, which based on the closing market price on December 31, 2014 was valued at $16.65 per share of Viasystems common stock, or approximately $361.7 million. The total purchase price of the transaction, including debt assumed, is approximately $992.5 million, which was based on the closing market price on December 31, 2014 and is subject to change prior to the consummation of the Merger.

Concurrently with the execution of the Merger Agreement, the Company obtained a debt financing commitment in an aggregate amount of $1,115 million in connection with financing the transactions contemplated by the Merger Agreement. Assuming consummation of the Merger, the Company intends to use the aggregate proceeds of such financing arrangements to finance the Merger, to refinance certain existing indebtedness of Viasystems, to refinance certain of the Company’s existing indebtedness, and to pay the fees and expenses incurred in connection with the Merger. The Company is in the process of finalizing the specific financing arrangements.

Viasystems is a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and electro-mechanical solutions (E-M Solutions). Viasystems’ products are found in a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems, and complex industrial, medical, and other technical instruments. Viasystems’ E-M Solutions services can be bundled with its PCBs to provide an integrated solution to customers. Viasystems operates 15 manufacturing facilities worldwide: eight in the United States, five in China, one each in Canada and Mexico. Viasystems serves a diversified customer base of over 1,000 customers in various markets throughout the world.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Merger Agreement provides that Viasystems is entitled to receive a reverse breakup fee of $40 million from TTM in the event that the Merger Agreement is terminated following specific conditions.

Since the public announcement on September 22, 2014 of the execution of the Merger Agreement, TTM, Viasystems, Merger Sub, and the members of the Viasystems board of directors (the Viasystems Board) have been named as defendants in two putative class action complaints challenging the Merger. See Note 13 to these Consolidated Financial Statements for additional information.

Bank fees and legal accounting and other professional service costs associated with the acquisition of Viasystems of $5,981 for the year ended December 29, 2014 have been expensed and recorded as general and administrative expense in the consolidated statement of operations.

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

Foreign Currency Translation and Transactions

The functional currency of certain of the Company’s subsidiaries is either the Chinese Renminbi (RMB) or the Hong Kong Dollar. Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity and the consolidated statement of comprehensive income. Net gains resulting from foreign currency remeasurements and transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $2,378, $6,113, and $3,581 for the years ended 2014, 2013 and 2012, respectively.

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

Accounts Receivable, Allowance for Doubtful Accounts and Factoring Arrangements

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

Additionally, in the normal course of business, the Company’s foreign subsidiaries may utilize accounts receivable factoring arrangements. Under these arrangements, the Company’s foreign subsidiaries may sell certain of their accounts receivable to financial institutions, which are accounted for as a sale, at a discount ranging from 1% to 2% of the accounts receivable. In all arrangements there is no recourse against the Company for its customers’ failure to pay. The Company sold $3,941 of accounts receivable for the year ended 2012. The Company did not sell any accounts receivable for the years ended 2014 or 2013.

Allowance for Doubtful Accounts

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended 2014, 2013 and 2012:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Balance at beginning of year	$518	$1,680	$1,294
Additions charged to (reversals of) expense	214	(157)	648
Sale of a majority owned subsidiary	—	(459)	—
Deductions	(34)	(554)	(275)
Effect of foreign currency exchange rates	(2)	8	13

Balance at end of year	$696	$518	$1,680

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

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income in the period incurred. Depreciation and amortization expense on property, plant and equipment was $95,349, $92,120 and $84,286, for the years ended 2014, 2013 and 2012, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $551, $1,125 and $1,774 during the years ended 2014, 2013 and 2012, respectively, in connection with various capital projects.

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

The Company has two operating segments consisting of three reporting units. See Note 4 for information regarding the impairment of goodwill for the year ended 2012.

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

Impairment of Long-lived Assets

Long-lived tangible assets, including property, plant and equipment, assets held for sale, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset groups may not be recoverable. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors,

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

including expected future operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows and comparisons to like-kind assets, as appropriate, of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. See Notes 4 and 5 for information regarding the impairment of definite-lived intangibles and long-lived assets during the years ended 2014, 2013 and 2012.

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

Revenue Recognition

The Company derives its revenue primarily from the sale of PCBs using customer supplied engineering and design plans and recognizes revenue when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective PCBs. The Company accrues an estimated amount for sales returns and allowances related to defective PCBs at the time of sale based on its ability to estimate sales returns and allowances using current and historical information. The reserve for sales returns and allowances is included as a reduction to revenue and accounts receivable, net. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold. Incremental warranty costs that are not related to sales returns are recorded in cost of goods sold.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the activity in the Company’s allowance for sales returns and allowances for the years ended 2014, 2013 and 2012:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Balance at beginning of year	$6,028	$9,320	$6,279
Additions charged to expense	38,440	33,154	24,798
Sale of a majority owned subsidiary	—	(347)	—
Deductions	(37,578)	(36,104)	(21,764)
Effect of foreign currency exchange rates	—	5	7

Balance at end of year	$6,890	$6,028	$9,320

Stock-Based Compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for its incentive compensation plan awards.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed for recoverability, and the Company records a valuation allowance to reduce its deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company does not provide for U.S. income taxes on undistributed earnings for its Asia Pacific operating segment as management expects the foreign earnings will be indefinitely reinvested in such foreign jurisdictions. For certain subsidiaries within the Asia Pacific operating segment, indefinite investment of undistributed earnings has not been asserted between the respective subsidiaries and their foreign parent entity and therefore, a deferred tax liability for the foreign tax impacts has been recorded on the undistributed earnings of these subsidiaries. For the Company’s backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations, earnings are expected to be repatriated and therefore the Company has provided U.S. income taxes on these undistributed earnings.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Self Insurance

The Company is primarily self insured in North America for group health insurance and workers compensation benefits provided to U.S. employees. The Company also purchases stop loss insurance to protect against annual claims per individual and at an aggregate level. The individual insured stop loss on the Company’s self insurance is $300 per individual for group health insurance and $250 per individual for worker’s compensation benefits. Self insurance liabilities are estimated for claims incurred but not paid based on judgment, using the Company’s historical claim data and information and analysis provided by actuarial and claim advisors, the Company’s insurance carrier and brokers. The Company has accrued $5,032 and $4,609 for self insurance liabilities as of December 29, 2014 and December 30, 2013, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the consolidated balance sheets.

Group health insurance and workers compensation benefits for the Company’s Asia Pacific operating segment are fully insured.

Convertible Debt

The accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion require the debt and equity components to be separately accounted for in a manner that reflects the Company’s nonconvertible borrowing rate when interest expense is recognized in subsequent periods. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to the Company’s at the time of issuance. The difference between the debt recorded at inception and its principal amount is to be accreted to principal through interest expense through the estimated life of the note.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Recently Adopted and Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-15 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on the Company’s financial statements of adopting ASU 2014-15 is currently being assessed by management.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company at the beginning of fiscal year 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2013, the FASB issued an update that would require an unrecognized tax benefit, or a portion of an unrecognized benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company adopted the amendment at the beginning of 2014, and its adoption did not have a material impact on its financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(3)	Composition of Certain Consolidated Financial Statement Captions

	As of
	December 29, 2014	December 30, 2013
	(In thousands)
Inventories:
Raw materials	$44,477	$42,533
Work-in-process	57,544	48,338
Finished goods	43,166	47,274

	$145,187	$138,145

Property, plant and equipment, net:
Land and land use rights	$31,093	$35,585
Buildings and improvements	247,404	252,998
Machinery and equipment	854,829	822,279
Construction-in-progress	31,850	32,494
Furniture and fixtures and other	11,677	11,538

	1,176,853	1,154,894
Less: Accumulated depreciation	(422,135)	(344,222)

	$754,718	$810,672

Other accrued expenses:
Interest	$581	$1,096
Derivative liabilities	5,062	1,650
Income taxes payable	4,923	7,159
Accrued subcontractor charges	3,796	2,836
Accrued repair and maintenance	1,970	2,475
Accrued utilities	5,006	5,994
Other	20,644	18,709

	$41,982	$39,919

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(4)	Goodwill and Definite-lived Intangibles

Goodwill

As of December 29, 2014 and December 30, 2013 goodwill was as follows:

Total
(In thousands)
Balance as of December 31, 2012
Goodwill	$183,520
Accumulated impairment losses	(171,400)

12,120

Impairment losses during the year	—
Foreign currency translation adjustment during the year	—

Balance as of December 30, 2013
Goodwill	183,520
Accumulated impairment losses	(171,400)

12,120
Impairment losses during the year	—
Foreign currency translation adjustment during the year	(9)

Balance as of December 29, 2014
Goodwill	183,511
Accumulated impairment losses	(171,400)

$12,111

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar. All of the Company’s remaining goodwill is included as a component of the Asia Pacific operating segment, which is also a reporting unit.

During the fourth quarter of 2014, the Company performed the required annual goodwill impairment analysis, which was based on a combination of the income approach utilizing discounted cash flow analysis and the market approach, and concluded that the Asia Pacific reporting unit’s goodwill was not impaired. The excess of fair value over carrying value of the Asia Pacific reporting unit’s equity as of December 29, 2014, the annual testing date, was approximately 28.2% of carrying value.

The key variables that drive the projected cash flow of the reporting unit are estimated revenue growth rates, levels of profitability, the terminal value growth rate assumption, and the weighted average cost of capital (WACC) rate applied. These assumptions are subject to uncertainty, including the ability to increase revenue and improve profitability levels. For the remaining $12,111 of Asia Pacific reporting unit goodwill as of December 29, 2014, a decline in future performance and cash flow or a small change in other key assumptions, including increases to its WACC, may result in the recognition of a goodwill impairment charge. For example, keeping all other variables constant, a 330 basis point increase in the WACC applied would require that the Company perform the second step of the goodwill impairment test. In addition, keeping all other variables constant, a more than 663 basis point decrease in terminal value growth rates would require that the Company perform the second step of the goodwill impairment test.

The Company will continue to evaluate its goodwill on an annual basis during its fourth fiscal quarter and whenever events or changes in circumstances — such as significant adverse changes in business climate or

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

operating results, changes in management strategy, coupled with a decline in the market price of our stock and market capitalization — indicate that there may be a potential impairment. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which may result in an impairment charge.

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

Definite-lived Intangibles

As of December 29, 2014 and December 30, 2013, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)					(years)
December 29, 2014:
Strategic customer relationships	$120,427	$(74,486)	$(28,935)	$445	$17,451	9.2
Trade name	10,302	(8,520)	—	17	1,799	6.0

	$130,729	$(83,006)	$(28,935)	$462	$19,250

December 30, 2013:
Strategic customer relationships	$120,427	$(67,895)	$(28,935)	$463	$24,060	9.2
Trade name	10,302	(6,719)	—	18	3,601	6.0

	$130,729	$(74,614)	$(28,935)	$481	$27,661

The December 29, 2014 and December 30, 2013 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

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

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of the strategic customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $8,387, $9,332 and, $14,684 for the years ended 2014, 2013 and 2012, respectively. Amortization expense related to acquired licensing agreements is classified as cost of goods sold.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
2015	$7,487
2016	4,124
2017	3,901
2018	3,738
2019	—

$19,250

(5)	Impairment and Restructuring Charges

Closure of Suzhou, China Facility

The Company announced its plan to cease manufacturing at its Suzhou, China facility in 2013. As a result, the Company determined that certain long-lived assets were impaired and as such, recorded charges of $1,845 and $10,782 for the years ended December 29, 2014 and December 30, 2013, respectively, primarily related to machinery and equipment held for sale.

Additionally, as a result of the shutdown, the Company laid-off 774 employees at this site and recorded $3,445 in employee separation costs for the year ended December 30, 2013. These costs were classified as restructuring charges in the consolidated statement of operations. As of December 29, 2014, substantially all employees had been separated.

During the fourth quarter of 2014, the Company commenced the process of selling the Suzhou, China facility and therefore, the Company reclassified its remaining assets, consisting primarily of property plant and equipment, to assets held for sale, for which the current carrying value approximates fair value less costs to sell at December 29, 2014. Subsequent to December 29, 2014, the Company sold this facility for approximately $21,300.

The Suzhou, China manufacturing facility is included in the Asia Pacific reporting unit and operating segment.

Other Impairment

During the year ended December 31, 2012, in conjunction with the evaluation of goodwill and definite-lived intangibles described in Note 4, the Company recorded a charge for the impairment of long-lived assets in the amount of $18,082, specifically for two real estate assets related to the Asia Pacific reporting unit, which is also the Asia Pacific operating segment. The long-lived asset impairment charge was incurred to reduce the carrying value of these two real estate assets to their fair value due to current and expected underutilization and limited market demand.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(6)	Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of December 29, 2014 and December 30, 2013:

	Average Effective Interest Rate as of December 29, 2014	December 29, 2014	Average Effective Interest Rate as of December 30, 2013	December 30, 2013
	(In thousands)
Term loan due September 2016	2.55%	$273,800	2.55%	$370,000
Other	6.00%	4	6.00%	8

		273,804		370,008
Less: current maturities		(96,204)		(96,204)

Long-term debt, less current maturities		$177,600		$273,804

The maturities of long-term debt through 2016 are as follows:

(In thousands)
2015	$96,204
2016	177,600

$273,804

Credit Agreement

On September 14, 2012, the Company became a party to a facility agreement (Credit Agreement) with a syndicate of eight banks led by The Hongkong and Shanghai Banking Corporation Limited as Facility Agent. The Credit Agreement consists of a $370,000 senior secured term loan (Term Loan), a $90,000 senior secured revolving loan (Revolving Loan), and a secured $80,000 letters of credit facility (Letters of Credit Facility). The Term Loan and Letters of Credit Facility will mature on September 14, 2016. The Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of the Company’s Asia Pacific operating segment and is senior to all other debt, including the convertible senior notes. See Note 7. The Company has fully and unconditionally guaranteed the full and timely payment of all Credit Agreement related obligations of its Asia Pacific operating segment.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR plus an applicable interest margin of 2.38%. There is no provision, other than an event of default, for these interest margins to increase. At December 29, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.55%.

The Company is required to make scheduled payments of the outstanding Term Loan balance, while the Revolving Loan is due on March 14, 2016. Any other outstanding balances under the Credit Agreement are due at the maturity date of September 14, 2016. Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current ratio, and interest coverage ratios at both the Company and at the Asia Pacific operating segment level. In addition, the Company’s Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012) will not reduce their shareholding below 15 percent of TTM’s issued shares. At December 29, 2014, the Company was in compliance with the covenants under the Credit Agreement.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 29, 2014 and December 30, 2013, the remaining unamortized debt issuance costs included in other non-current assets was $1,123 and $1,937 and is amortized to interest expense over the term of the Credit Agreement using the effective interest rate method. At December 29, 2014, the remaining amortization period for the unamortized debt issuance costs was 1.5 years.

The Company is also required to pay a commitment fee of 0.50% per annum on any unused portion of the loan and letters of credit facility granted under the Credit Agreement. The Company incurred commitment fees related to unused borrowing availability of $600, $442 and $305 for the years ended 2014, 2013 and, 2012, respectively. As of December 29, 2014, the outstanding amount of the Term Loan under the Credit Agreement was $273,800, of which $96,200 is due for repayment through September 2015 and is included as short-term debt, with the remaining $177,600 included as long-term debt. None of the Revolving Loan associated with the Credit Agreement was outstanding as of December 29, 2014. Available borrowing capacity under the Revolving Loan was $90,000 at December 29, 2014.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in the People’s Republic of China (China). Under this arrangement, the lender has made available to the Company approximately $36,900 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver and this arrangement expires in December 2015. As of December 29, 2014, the Chinese Revolver had not been drawn upon.

Letters of Credit

The Company has an $80,000 Letters of Credit Facility under the Credit Agreement, as mentioned above. As of December 29, 2014, letters of credit in the amount of $35,422 were outstanding under this Credit Agreement. The Company has other standby letters of credit outstanding in the amount of $4,257, which expire between December 31, 2015 and February 28, 2016.

Loss on Extinguishment of Debt

The Company became a party to its current Credit Agreement during the year ended December 31, 2012 in order to refinance and pay in full the outstanding loans borrowed under an existing 2009 credit agreement. Given the substantial modification in terms of the Credit Agreement, the refinancing was accounted for as an extinguishment of debt. As a result, the Company recognized $5,527 as a loss on the extinguishment of debt for the year ended December 31, 2012 resulting from certain remaining unamortized debt issuance costs associated with the terminated 2009 credit agreement and certain additional lender fees paid in connection with the Credit Agreement.

(7)	Convertible Senior Notes

As of December 29, 2014 and December 30, 2013, the following summarizes the liability and equity components of the convertible senior notes:

	As of December 29, 2014			As of December 30, 2013
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(in thousands)
Liability components:
Convertible Senior Notes due 2020	$250,000	$(52,958)	$197,042	$220,000	$(52,833)	$167,167
Convertible Senior Notes due 2015	32,395	(554)	31,841	38,909	(2,341)	36,568

Total	$282,395	$(53,512)	$228,883	$258,909	$(55,174)	$203,735

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	As of December 29, 2014			As of December 30, 2013
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Equity components:
Additional paid-in capital:
Convertible Senior Notes due 2020	$60,227	$(1,916)	$58,311	$53,000	$(1,644)	$51,356
Convertible Senior Notes due 2015	39,781	(1,413)	38,368	39,928	(1,413)	38,515

	$100,008	$(3,329)	$96,679	$92,928	$(3,057)	$89,871

The components of interest expense resulting from the convertible senior notes for the years ended 2014, 2013 and 2012 are as follows:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Contractual coupon interest
Convertible Senior Notes due 2020	$4,367	$107	—
Convertible Senior Notes due 2015	1,053	5,559	$5,688

	$5,420	$5,666	$5,688

Amortization of debt discount
Convertible Senior Notes due 2020	$7,102	$167	—
Convertible Senior Notes due 2015	1,395	6,780	$6,380

	$8,497	$6,947	$6,380

Amortization of debt issuance costs
Convertible Senior Notes due 2020	$712	$16	—
Convertible Senior Notes due 2015	141	684	$644

	$853	$700	$644

As of December 29, 2014 and December 30, 2013, remaining unamortized debt issuance costs included in other non-current assets were $5,363 and $5,399, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At December 29, 2014, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 5.9 years.

For the years ended 2014, 2013 and 2012, the amortization of the convertible senior notes due 2015 debt discount and debt issuance costs is based on an effective interest rate of 8.37%. For the years ended 2014 and 2013, the amortization of the convertible senior notes due 2020 debt discount and debt issuance costs is based on an effective interest rate of 6.48%.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Conversion:    At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 103.7613 shares of the Company’s common stock per $1 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of December 29, 2014, none of the conversion criteria had been met.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay shares of our common stock, cash or a combination of cash and shares of our common stock at its election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of December 29, 2014, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

Convertible Note Hedge and Warrant Transaction:    In connection with the issuance of the convertible senior notes due 2020 in both December 2013 and January 2014, the Company entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to the Company’s common stock. The convertible note hedge, which cost an aggregate $66,275 and was recorded, net of tax, as a reduction of additional paid-in capital, consists of the Company’s option to purchase up to 25,940 common stock shares at a price of $9.64 per share. The hedge expires on December 15, 2020 and can only be executed upon the conversion of the above mentioned convertible senior notes due 2020. Additionally, the Company sold warrants in both

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

December 2013 and January 2014 to purchase 25,940 shares of its common stock at a price of $14.26 per share. The warrants expire ratably from March 2021 through January 2022. The aggregate proceeds from the sale of warrants of $33,775 were recorded as an addition to additional paid-in capital. The 2020 Call Spread Transaction has no effect on the terms of the convertible senior notes due 2020 and reduces potential dilution by effectively increasing the conversion price of the convertible senior notes due 2020 to $14.26 per share of the Company’s common stock.

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

Note Repurchase:    In December 2013, the Company repurchased $136,091 of notes at approximately 103.4% of their principal amount. Additionally, in January 2014, the Company repurchased $6,541 of notes at approximately 103.4% of their principal amount. The repurchases were accounted for as extinguishments of debt and, accordingly, the Company recognized losses of approximately $506 for the year ended December 29, 2014 and $10,743 for the year ended December 30, 2013, primarily associated with the premium paid to repurchase the convertible senior notes and the recognition of related unamortized debt discount and issuance costs.

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

Conversion:    On or after November 15, 2014, until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time. Upon conversion, for each $1 principal amount of notes, the Company will pay cash for the lesser of the conversion value or $1 and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 60 trading day observation period. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of December 29, 2014, holders may convert their notes at any time; however none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be 2,587.

(8)	Income Taxes

The components of income before income taxes for the years ended 2014, 2013 and 2012 are:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
United States	$(3,201)	$(2,247)	$20,827
Foreign	25,492	42,019	(189,199)

Income (loss) before income taxes	$22,291	$39,772	$(168,372)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company expects its foreign earnings attributable to the Asia Pacific operating segment will be indefinitely reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The undistributed earnings of the foreign subsidiaries amounted to approximately $263,200. The determination of unrecognized deferred tax liability related to these undistributed earnings is not practicable. Foreign earnings attributable to certain manufacturing subsidiaries within the Asia Pacific operating segment may be repatriated to the parent holding company located in Hong Kong, and therefore, a deferred tax liability of approximately $3,486 for the foreign tax impacts has been recorded on the undistributed earnings of these subsidiaries.

Foreign earnings attributable to the Company’s backplane assembly facility in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations, will be repatriated to the Company and therefore a deferred tax liability of $5,302 for U.S. income taxes on undistributed earnings has been recorded.

The components of income tax provision for the years ended 2014, 2013 and 2012 are:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Current (provision) benefit:
Federal	$1,717	$6,684	$(2,124)
State	(216)	643	(479)
Foreign	(5,385)	(14,466)	(10,164)

Total current	(3,884)	(7,139)	(12,767)

Deferred (provision) benefit:
Federal	(829)	(5,038)	(3,105)
State	133	(5,337)	(515)
Foreign	(3,018)	1,635	3,659

Total deferred	(3,714)	(8,740)	39

Total provision	$(7,598)	$(15,879)	$(12,728)

The following is a reconciliation between the statutory federal income tax rates and the Company’s effective income tax rates for the years ended 2014, 2013, and 2012, which are derived by dividing the income tax (provision) benefit by the income (loss) before income taxes:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit and state tax credits	(0.4)	2.2	0.2
Foreign tax differential on foreign earnings	(28.0)	(9.5)	2.7
Change in valuation allowance	23.9	(6.0)	4.9
Federal research and development credits	4.6	6.0	—
Loss on extinguishment of debt	—	2.6	—
Nondeductible goodwill impairment	—	—	34.6
Domestic production activities deduction	—	—	(0.2)
Other	(0.2)	(1.2)	(0.6)

Total provision for income taxes	(34.1)%	(39.9)%	7.6%

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets as of December 29, 2014 and December 30, 2013 are as follows:

	As of
	December 29, 2014	December 30, 2013
	(In thousands)
Deferred income tax assets:
Goodwill and intangible amortization	$11,071	$13,216
Reserves and accruals	11,415	10,203
Net operating loss carryforwards	26,644	22,004
State tax credit carryforwards, net of federal benefit	6,101	6,317
Stock-based compensation	3,624	4,093
Original issue discount on convertible senior notes	22,029	22,425
Other deferred income tax assets	3,804	2,539

	84,688	80,797
Less: valuation allowance	(38,839)	(44,160)

	45,849	36,637
Deferred income tax liabilities:
Discount on convertible senior notes	(19,315)	(19,940)
Unrealized gain on currency translation	(2,979)	(3,132)
Repatriation of foreign earnings	(8,823)	(7,241)
Property, plant and equipment basis differences	(11,819)	(903)

Net deferred income tax assets	$2,913	$5,421

Deferred income tax assets (liabilities), net:
Current deferred income taxes	$10,147	$8,767
Noncurrent deferred income taxes	(7,234)	(3,346)

At December 29, 2014 the Company’s foreign and multiple state net operating loss carryforwards for income tax purposes were approximately $107,151 and $7,884, respectively. If not utilized, the foreign and state net operating loss carryforwards will begin to expire in 2015 and 2018, respectively. At December 29, 2014, the Company’s state tax credit carryforwards were approximately $10,106 of which $2,221 has no expiration date.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Certain subsidiaries within the Asia Pacific operating segment continue to have net operating loss carryforwards in various tax jurisdictions that the Company has determined are not more likely than not to be utilized. Additionally, there are certain subsidiaries within the Asia Pacific operating segment that continue to generate losses that are not more likely than not to be utilized. Based on historical performance and future expectations of these subsidiaries, the Company does not anticipate sufficient taxable income to utilize these net operating loss carryforwards. As a result, a full valuation allowance has been recorded for these subsidiaries at December 29, 2014. Additionally, the State of California has limited the carryforward period of certain credits to 10 years instead of indefinite. The Company has determined that it is not more likely than not to fully utilize certain state credits, and as such has recorded a valuation allowance. For the remaining net deferred income tax asset, management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the activity in the Company’s valuation allowance for the years ended 2014, 2013 and 2012:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Balance at beginning of year	$44,160	$41,790	$33,583
Additions charged to expense	6,458	6,763	8,207
Deductions	(11,779)	(4,393)	—

Balance at end of year	$38,839	$44,160	$41,790

Certain entities within the Asia Pacific operating segment operated under the high technology enterprise (HNTE) and tax holidays in China, which were effective for the years ended 2014, 2013 and 2012. The HNTE and tax holidays decreased Chinese taxes by $1,877, $3,187 and $4,694, which increased both basic and dilutive earnings per share by $0.02, $0.04 and $0.06, for the years ended 2014, 2013 and 2012, respectively. The Company will continue to file for the favorable reduced rates related to HNTE for the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Beginning balance	$2,298	$2,424	$887
Additions based on tax positions related to the current year	220	322	49
Additions for tax positions of prior years	286	—	1,488
Reductions for tax positions of prior years	—	(448)	—
Lapse of statute	(363)	—	—

Ending balance	$2,441	$2,298	$2,424

As of December 29, 2014 and December 30, 2013, the Company recorded unrecognized tax benefits of $31 and $576, respectively, as well as interest and penalties of $22 and $40, respectively, to other long-term liabilities. The Company has also recorded unrecognized tax benefits of $1,385 and $982 against certain deferred tax assets as of December 29, 2014 and December 30, 2013, respectively. Additionally, $1,025 of unrecognized tax benefit is recorded to current liabilities. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $2,441. The Company expects its unrecognized tax benefits to decrease by $1,035 over the next 12 months due to expiring statutes.

The Company and its subsidiaries are subject to U.S. federal, state, local, and/or foreign income tax, and in the normal course of business its income tax returns are subject to examination by the relevant taxing authorities. As of December 29, 2014, the 2009-2014 tax years remain subject to examination in the U.S. federal tax, various state tax and foreign tax jurisdictions. As of December 29, 2014, the Company was not under any income tax audit.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(9)	Financial Instruments

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

The Company entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, which expired on April 16, 2013. The Company had designated this interest rate swap as a cash flow hedge and, during the year ended 2012, the interest rate swap increased interest expense by $1,908. For the year ended 2013, the Company did not designate this interest rate swap as a cash flow hedge as the borrowings attributable to this interest rate swap were paid in full during the third quarter of 2012. The change in the fair value of this interest rate swap during the year ended December 30, 2013 was recorded as other, net in the consolidated statement of operations.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage its foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts as of December 29, 2014 and December 30, 2013 was approximately $29,142 and $47,000, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated balance sheet are as follows:

		Asset / (Liability) Fair Value as of
	Balance Sheet Location	December 29, 2014	December 30, 2013
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other accrued expenses	$(12)	$(751)
Foreign exchange contracts	Deposits and other non-current assets	—	10
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	—	647
Foreign exchange contracts	Other accrued expenses	(5,050)	(899)
Foreign exchange contracts	Other long-term liabilities	—	(1,288)

		$(5,062)	$(2,281)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated statement of operations when derivative amounts are reclassified out of accumulated other comprehensive income for the years ended 2014, 2013 and 2012:

		For the Year Ended
		December 29, 2014			December 30, 2013			December 31, 2012
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/ (Loss) Recognized into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/ (Loss) Recognized into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/ (Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	—	—	—	—	—	—	$1,563	$(1,908)	—
Interest rate swap	Other, net	—	—	—	—	—	—	—	—	$(1,158)
Foreign currency forward	Depreciation expense	$43	$(146)	—	$(1,726)	$(128)	—	1,096	—	—

		$43	$(146)	—	$(1,726)	$(128)	—	$2,659	$(1,908)	$(1,158)

The following provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the years ended 2014, 2013 and 2012:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Beginning balance, net of tax	$(1,613)	$(15)	$(3,262)
Changes in fair value gain (loss), net of tax	43	(1,726)	2,405
Reclassification to earnings, net of tax	146	128	842

Ending balance, net of tax	$(1,424)	$(1,613)	$(15)

The Company expects that approximately $170 of the accumulated other comprehensive income will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain (loss) recognized in other, net in the consolidated statement of operations on derivative instruments not designated as hedges is as follows for the years 2014, 2013 and 2012:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Derivative instruments not designated as hedges:
Foreign exchange contracts	$(3,579)	$(2,381)	$(239)
Interest rate swap	—	620	(306)

	$(3,579)	$(1,761)	$(545)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(10)	Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income, net of tax as of December 29, 2014, December 30, 2013 and December 31, 2012:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Total
	(In thousands)
Ending balance at December 31, 2012	$46,775	$(15)	$(11)	$46,749
Other comprehensive income (loss) before reclassifications	14,771	(1,726)	(105)	12,940
Amounts reclassified from accumulated other comprehensive income	(14,266)	128	53	(14,085)

Net year to date period other comprehensive income (loss)	505	(1,598)	(52)	(1,145)

Ending balance at December 30, 2013	47,280	(1,613)	(63)	45,604
Other comprehensive income (loss) before reclassifications	(14,841)	43	(20)	(14,818)
Amounts reclassified from accumulated other comprehensive income	—	146	83	229

Net year to date period other comprehensive income (loss)	(14,841)	189	63	(14,589)

Ending balance at December 29, 2014	$32,439	$(1,424)	$—	$31,015

Foreign currency translation gains, summarized above, are reported net of tax of $2,979, $3,132, and $2,959 as of December 29, 2014, December 30, 2013 and December 31, 2012, respectively.

The following provides a summary of reclassifications out of accumulated other comprehensive income, net of tax for the year ended December 29, 2014 and December 30, 2013:

		Amount Reclassified from Accumulated Other Comprehensive Income For the Year Ended
Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	December 29, 2014	December 30, 2013
Loss on cash flow hedges	Depreciation expense, net of tax	$146	$128

Loss on available for sale securities	Other, net, net of tax	$83	$53

Gain on foreign currency translation	Gain on sale of assets, net of tax	$—	$(14,266)

(11)	Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the computer and networking, communications and aerospace and defense industries. Most customers to which the Company extends credit are located outside the United States, with the exception of

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

certain customers in the aerospace and defense industries. The Company performs ongoing credit evaluations of customers, does not require collateral and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the years ended 2014, 2013 and 2012, one customer accounted for approximately 21%, 20% and 14%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the years ended 2014, 2013 and 2012.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 29, 2014 and December 30, 2013 were as follows:

	As of December 29, 2014		As of December 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Available for sale securities	—	—	$148	$148
Derivative assets, current	—	—	647	647
Derivative assets, non-current	—	—	10	10
Derivative liabilities, current	$5,062	$5,062	1,650	1,650
Derivative liabilities, non-current	—	—	1,288	1,288
Long-term debt	273,804	273,820	370,008	369,402
Convertible senior notes due 2015	31,841	32,631	36,568	39,960
Convertible senior notes due 2020	197,042	241,875	167,167	237,050

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

The fair value of the long-term debt was estimated based on discounting the debt over its life using current market rates for similar debt as of December 29, 2014 and December 30, 2013, which are considered Level 1 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 inputs.

As of December 29, 2014 and December 30, 2013, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 29, 2014 and December 30, 2013, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	As of December 29, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$129,012	$129,012	—	—
Foreign exchange derivative liabilities	5,062	—	$5,062	—

		Fair Value Measurements Using:
	As of December 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$23,838	$23,838	—	—
Available for sale securities	148	148	—	—
Foreign exchange derivative assets	657	—	$657	—
Foreign exchange derivative liabilities	2,938	—	2,938	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended 2014 and 2013.

The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or are tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

For the years ended 2014, 2013 and 2012, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

	Fair Value Measurements Using:
	December 29, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Year Ended December 29, 2014
	(In thousands)
Assets held for sale	$21,031	—	$21,031	—	$1,845

	Fair Value Measurements Using:
	December 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Year Ended December 30, 2013
	(In thousands)
Assets held for sale	$2,519	—	$2,519	—	$10,782

	Fair Value Measurements Using:
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Year Ended December 31, 2012
	(In thousands)
Goodwill	$12,120	—	—	$12,120	$171,400
Definite-lived intangible assets	36,984	—	—	36,984	28,935
Long-lived assets	38,100	—	$38,100	—	18,082

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule of future minimum lease payments as of December 29, 2014:

Operating Leases
(In thousands)
2015	$2,104
2016	1,454
2017	964
2018	681
2019	330
Thereafter	91

Total minimum lease payments	$5,624

Total rent expense for the years ended 2014, 2013, and 2012 was approximately $3,731, $3,364 and $3,101, respectively.

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of December 29, 2014 and December 30, 2013. However, these amounts are not material to the consolidated financial statements of the Company.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

On January 6, 2015, the parties to the Missouri Lawsuit entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement that will terminate both Lawsuits upon entry of the final judgment. The parties are in the process of negotiating this settlement agreement. Pursuant to the MOU, the settlement agreement will provide for payment of attorneys’ fees and reimbursement of expenses, and releases of all claims and relief sought in both Lawsuits.

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. The Company believes that its facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to Chinese environmental waste water law was issued in late 2012, but allows for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. The Company’s plants in China are not yet in full compliance with the newly adopted environmental regulations. The Company believes it has developed plans acceptable to the Chinese government and is in the process of implementing these plans. The Company does not anticipate any immediate risk of government fines or temporary closure of its Chinese plants. The Company has established and enacted an investment plan related to the efforts to come into full compliance with the new regulations. The 2015 capital expenditure costs expected for these plans are included in the Company’s capital expenditure projections.

(14)	Stock-Based Compensation

Incentive Compensation Plan

The Company maintains the 2014 Incentive Compensation Plan (the Plan), which allows for the issuance of up to 5,288 shares through its expiration date of February 2024.

The Plan provides for the grant of incentive stock options and nonqualified stock options to the Company’s key employees, non-employee directors and consultants. Other types of awards such as performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock appreciation rights are also permitted. The exercise price for options and awards is determined by the compensation committee of the board of directors and, for options intended to qualify as incentive stock options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee of the board of directors, with options, PRUs and RSUs generally vesting over three years for employees and one year for non-employee directors. Options, PRUs and RSUs do not have voting rights. Options expire no later than ten years from the grant date. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan. Upon the exercise of outstanding stock options or vesting of RSUs and PRUs, the Company’s practice is to issue new registered shares that are reserved for issuance under the Plan.

As of December 29, 2014, 275 PRUs, 1,687 RSUs and 511 stock options were outstanding under the Plan. Included in the 1,687 RSUs outstanding as of December 29, 2014 are 251 vested but not yet released RSUs associated with non-employee directors. These RSUs vest over one year with release of the underlying shares of common stock deferred until retirement from the board of directors, (or until one year after retirement in the case of certain prior grants).

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of PRUs, representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period may range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which are based on revenue and EBITDA (earnings before interest, tax, depreciation, and amortization expense), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to the S&P SmallCap 600 for PRUs granted in 2012, and, for PRUs granted in 2013 and 2014, a group of peer companies selected by the Company’s compensation committee, over the three-year performance period.

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

Recipients of PRU awards generally must remain employed by the Company on a continuous basis through the end of the three-year performance period in order to receive any amount of the PRUs covered by that award. In events such as death, disability or retirement, the recipient may be entitled to pro-rata amounts of PRUs as defined in the Plan. Target shares subject to PRU awards do not have voting rights of common stock until earned and issued following the end of the three-year performance period.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. As of December 29, 2014, management determined that vesting of the PRU awards was probable. PRU activity for the year ended December 29, 2014 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at December 30, 2013	353	$10.23
Granted	258	5.80
Vested	(90)	13.17
Change in units due to annual financial target performance achievement	(29)	7.32
Forfeited	(217)	6.90

Outstanding target shares at December 29, 2014	275	$8.03

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the years ended 2014, 2013 and 2012, the following assumptions were used in determining the fair value:

	For the Year Ended
	December 29, 2014(1)	December 30, 2013(2)	December 31, 2012(3)
Weighted-average fair value	$5.80	$6.79	$12.51
Risk-free interest rate	0.4%	0.3%	0.3%
Dividend yield	—	—	—
Expected volatility	41%	49%	55%
Expected term in months	23	25	23

(1)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2012, the second year of the three-year performance period applicable to PRUs granted in 2013 and the first year of the three-year performance period applicable to PRUs granted in 2014.

(2)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2011, second year of the three-year performance period applicable to PRUs granted in 2012 and for the first year of the three-year performance period applicable to PRUs granted in 2013.

(3)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2010, second year of the three-year performance period applicable to PRUs granted in 2011 and for the first year of the three-year performance period applicable to PRUs granted in 2012.

The expected term of the PRUs reflects the performance period for the PRUs granted. Expected volatility is calculated using the Company’s historical stock price. The risk-free interest rate for the expected term of PRUs is based on the U.S Treasury yield curve in effect at the time of grant.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units

RSU activity for the year ended December 29, 2014 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding at December 30, 2013	1,327	$10.22
Granted	845	7.98
Vested	(638)	11.27
Forfeited	(98)	8.69

Non-vested RSUs outstanding at December 29, 2014	1,436	$8.54

Vested and expected to vest at December 29, 2014	1,627	$8.83

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The fair value per unit of RSUs granted was $7.98, $8.17 and $11.89 for the years 2014, 2013 and 2012, respectively. The total fair value of RSUs vested for the years 2014, 2013 and 2012 was $7,195, $7,878 and $6,467, respectively.

Stock Options

The Company did not grant any stock option awards during the years ended 2014, 2013 or 2012. Option activity under the Plan for the year ended December 29, 2014 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 30, 2013	597	$11.34	3.2
Granted	—	—
Exercised	—	—
Forfeited/expired	(86)	10.14

Outstanding at December 29, 2014	511	$11.54	2.3	$38

Vested and expected to vest at December 29, 2014	511	$11.54	2.3	$38

Exercisable at December 29, 2014	511	$11.54	2.3	$38

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of the 2014 fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 29, 2014. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended 2013 and 2012 was $117 and $58, respectively. There were no options exercised in 2014. The total fair value of the options vested for the years ended 2014, 2013 and 2012 was $110, $143 and $325, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock-based Compensation Expense and Unrecognized Compensation Costs

For the years ended 2014, 2013 and 2012, the amounts recognized in the consolidated financial statements with respect to the stock-based compensation plan are as follows:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Cost of goods sold	$866	$1,059	$1,094
Selling and marketing	1,109	1,308	471
General and administrative	5,825	6,618	8,701

Stock-based compensation expense recognized	7,800	8,985	10,266
Income tax benefit recognized	(2,018)	(2,274)	(2,482)

Total stock-based compensation expense after income taxes	$5,782	$6,711	$7,784

The Company may become entitled to a deduction in its tax returns upon the future exercise of incentive stock options under certain circumstances; however, the value of this deduction will be recorded as an increase to additional paid-in capital and not as an income tax benefit. For the years ended 2014 and 2013, a net tax shortfall of $1,015 and $744, respectively, related to fully vested stock option awards exercised and vested RSUs was recorded as a decrease to additional paid-in capital. For the year ended 2012, a net tax benefit of $112, related to fully vested stock option awards exercised and vested restricted stock units was recorded as an increase to additional paid-in capital.

The following is a summary of total unrecognized compensation costs as of December 29, 2014:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
PRU awards	$1,011	1.36
RSU awards	6,527	1.28

	$7,538

(15)	Employee Benefit and Deferred Compensation Plans

The Company has three separate retirement benefit plans: one in North America and two in Asia Pacific. In North America, the Company has a 401(k) savings plan (the Savings Plan) in which eligible full-time employees can participate and contribute a percentage of compensation subject to the maximum allowed by the Internal Revenue Service. The Savings Plan provides for a partial match by the employer of the first 5% of employee contributions (100% of the first 3% and 50% of the following 2% of employee contributions). In Asia Pacific, the Company contributes to either separate trust-administered funds or various government-sponsored pension plans on a mandatory basis. For all retirement plans, the Company has no further payment obligation once the required contributions have been made. The Company recorded contributions to retirement benefit plans of $18,953, $14,987 and $14,452 during the years ended 2014, 2013, 2012, respectively.

The Company also maintains a deferred compensation plan (the Compensation Plan). The Compensation Plan is an unfunded, nonqualified deferred compensation plan and is limited to selected employees, including our named executive officers and our directors. The Compensation Plan allows participants to defer up to 100% of their annual bonus and between 5% and 100% of their annual director fees. Amounts deferred under the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Compensation Plan will be credited to accounts maintained by the Company for each participant and will be credited or debited with the participant’s proportionate share of any gains or losses attributable to the performance of investment options selected by the participant.

(16)	Preferred Stock

The board of directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of December 29, 2014, no shares of preferred stock were outstanding.

(17)	Distribution of profits

As stipulated by the relevant laws and regulations of China applicable to the Company’s subsidiaries in China, each of such subsidiaries is required to make appropriations from its net income as determined in accordance with accounting principles and the relevant financial regulations of China (PRC GAAP) to a non-distributable reserve, also referred to as statutory surplus reserve. The appropriations to the statutory surplus reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP and are required until the balance reaches 50% of its registered capital. The statutory surplus reserve is used to offset future or past losses. These Chinese subsidiaries may, upon a resolution passed by their respective shareholders, convert the statutory surplus reserve into capital.

There were appropriations of approximately $2,544, $3,526 and $8,145 to the statutory surplus reserve of the Company’s Chinese subsidiaries for the years ended 2014, 2013 and 2012, respectively.

(18)	Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company manages its worldwide operations based on two geographic operating segments: 1) Asia Pacific, which consists of five PCB fabrication plants, and 2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations. Each segment operates predominantly in the same industry with production facilities that produce customized products for its customers and use similar means of product distribution.

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

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Net Sales:
Asia Pacific	$811,107	$850,322	$842,443
North America	516,670	520,802	509,426

Total sales	1,327,777	1,371,124	1,351,869
Inter-segment sales	(2,060)	(2,909)	(3,201)

Total net sales	$1,325,717	$1,368,215	$1,348,668

Operating Segment Income (Loss):
Asia Pacific	$39,239	$53,317	$(165,183)
North America	15,687	25,143	37,803

Total operating segment income (loss)	54,926	78,460	(127,380)
Amortization of definite-lived intangibles	(8,387)	(9,332)	(14,637)

Total operating income (loss)	46,539	69,128	(142,017)
Total other expense, net	(24,248)	(29,356)	(26,355)

Income (loss) before income taxes	$22,291	$39,772	$(168,372)

Depreciation Expense:
Asia Pacific	$78,925	$75,374	$67,790
North America	16,424	16,746	16,496

Total depreciation expense	$95,349	$92,120	$84,286

Capital Expenditures:
Asia Pacific	$51,236	$106,300	$142,424
North America	25,546	21,971	18,130

Total capital expenditures	$76,782	$128,271	$160,554

	As of
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Segment Assets:
Asia Pacific	$1,098,496	$1,134,325	$1,207,206
North America	502,793	539,102	469,366
Unallocated corporate assets	—	148	390

Total assets	$1,601,289	$1,673,575	$1,676,962

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales are sales from the Asia Pacific operating segment to the North America operating segment.

During the years ended 2014, 2013 and 2012, the Company recorded impairment charges of $1,845, $10,782 and $18,082, respectively, for the impairment of long-lived assets related to its Asia Pacific operating segment. During the year ended December 31, 2012, the Company recorded an impairment charge for goodwill and definite-lived intangibles of $200,335 related to its Asia Pacific operating segment.

See Note 4 for additional information regarding the impairment of goodwill and definite-lived intangibles and Note 5 for additional information regarding the impairment of long-lived assets.

The Company markets and sells its products in approximately 41 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales and long-lived assets are as follows:

	2014		2013		2012
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
	(In thousands)
United States	$568,796	$103,340	$571,046	$95,672	$489,566	$93,080
China	352,385	682,739	391,905	754,781	431,157	789,702
Other	404,536	—	405,264	—	427,945	—

Total	$1,325,717	$786,079	$1,368,215	$850,453	$1,348,668	$882,782

Net sales are attributed to countries by country invoiced.

(19)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the years ended 2014, 2013 and 2012:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands, except per share amounts)
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$14,693	$21,877	$(174,595)

Weighted average shares outstanding	83,238	82,506	81,800
Dilutive effect of performance-based stock units, restricted stock units and stock options	703	626	—

Diluted shares	83,941	83,132	81,800

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.18	$0.27	$(2.13)

Diluted	$0.18	$0.26	$(2.13)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 29, 2014 and December 30, 2013, PRUs, RSUs and stock options to purchase 1,233 and 1,751 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total assumed proceeds under the treasury stock method for PRUs, RSUs or stock options was greater than the average market price of common shares during the applicable year and, therefore, the effect would be anti-dilutive.

For the year ended December 31, 2012, potential shares of common stock, consisting of stock options to purchase approximately 1,151 shares of common stock at exercise prices ranging from $4.69 to $16.82 per share, 1,362 RSUs, and 267 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.

Additionally, for the years ended December 29, 2014, December 30, 2013, and December 31, 2012, the effect of shares of common stock related to the Company’s convertible senior notes and warrants to purchase common stock were not included in the computation of dilutive earnings per share because the conversion price of the convertible senior notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable year, and therefore, the effect would be anti-dilutive and were as follows:

	For the Year Ended
	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Common stock related to convertible senior notes	27,970	25,265	10,963

Warrants to purchase common stock	28,020	23,654	10,963

(20)	Non-controlling Interest Holdings

On June 17, 2013, the Company completed the sale of its 70.2% controlling equity interest in Dongguan Shengyi Electronics Ltd. (SYE) to its noncontrolling partner, Shengyi Technology Co. Ltd. (Sytech), for 702,000,000 Chinese RMB or $114,495. The Company recognized a gain on the sale of SYE of $17,917 in 2013. Consideration net of cash sold was $67,147.

Additionally, the Company acquired Sytech’s 20.0% noncontrolling equity interest in Dongguan Meadville Circuits Ltd. (DMC) for 180,000,000 Chinese RMB or $29,358 in 2013. The Company recorded a decrease to additional paid-in capital for the difference between the purchase price and the carrying value of the noncontrolling interest of $71.

(21)	Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. For the years ended 2014, 2013 and 2012, the Company’s foreign subsidiaries purchased $47,446, $62,648 and $90,603, respectively, of laminate and prepreg from these related parties.

As mentioned above in Note 20, the Company completed its sale of SYE during 2013. Sales to SYE for years ended December 29, 2014 and December 30, 2013 were $24,120 and $29,616, respectively. Additionally, purchases from SYE for the year ended December 29, 2014 were approximately $1,671. There were no purchases from SYE for year ended December 30, 2013.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 29, 2014 and December 30, 2013, the Company’s consolidated balance sheet included $17,950 and $19,547, respectively, in accounts payable due to, and $4,934 and $13,312, respectively, in accounts receivable due from a related party for the purchase of laminate and prepreg, and sales of PCBs to SYE, respectively, as mentioned above.

(22)	Dividend

During the year ended December 31, 2012, one of the Company’s majority-owned foreign subsidiaries declared a dividend in the amount of approximately $47,600, which included $9,501 paid to its non-controlling interest shareholder during the year ended December 31, 2012.