Form 10-Q
period 2015-03-30
TTM TECHNOLOGIES INC
filed 2015-05-05
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, of registrant outstanding at April 30, 2015: 84,019,121

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	March 30, 2015	December 29, 2014
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$282,968	$279,042
Accounts receivable, net	239,645	307,933
Accounts receivable due from related parties	4,022	4,934
Inventories	153,920	145,187
Prepaid expenses and other current assets	49,898	61,027

Total current assets	730,453	798,123
Property, plant and equipment, net	746,649	754,718
Goodwill and definite-lived intangibles, net	29,510	31,361
Deposits and other non-current assets	15,262	17,087

	$1,521,874	$1,601,289

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$96,202	$96,204
Convertible senior notes, net of discount	32,208	31,841
Accounts payable	194,186	217,326
Accounts payable due to related parties	16,852	17,950
Accrued salaries, wages and benefits	37,910	43,497
Equipment payable	39,059	47,212
Other accrued expenses	40,191	41,982

Total current liabilities	456,608	496,012

Convertible senior notes, net of discount	198,880	197,042
Long-term debt	129,500	177,600
Other long-term liabilities	16,691	15,171

Total long-term liabilities	345,071	389,813

Commitments and contingencies (Note 12)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 84,017 and 83,345 shares issued and outstanding in 2015 and 2014, respectively	84	83
Additional paid-in capital	588,727	586,709
Retained earnings	79,867	76,421
Statutory surplus reserve	21,236	21,236
Accumulated other comprehensive income	30,281	31,015

Total equity	720,195	715,464

	$1,521,874	$1,601,289

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended March 30, 2015 and March 31, 2014

	Quarter Ended
	March 30, 2015	March 31, 2014
	(Unaudited) (In thousands, except per share data)
Net sales	$329,164	$291,895
Cost of goods sold	277,605	253,389

Gross profit	51,559	38,506

Operating expenses:
Selling and marketing	9,455	9,323
General and administrative	34,469	22,494
Amortization of definite-lived intangibles	1,874	2,236
Gain on sale of asset	(2,504)	—

Total operating expenses	43,294	34,053

Operating income	8,265	4,453

Other income (expense):
Interest expense	(5,765)	(6,206)
Loss on extinguishment of debt	—	(506)
Other, net	(415)	(3,395)

Total other expense, net	(6,180)	(10,107)

Income (loss) before income taxes	2,085	(5,654)
Income tax benefit	1,361	1,855

Net income (loss)	$3,446	$(3,799)

Basic earnings (loss) per share	$0.04	$(0.05)

Diluted earnings (loss) per share	$0.04	$(0.05)

Weighted-average shares used in computing per share amounts:
Basic	83,603	82,925

Diluted	84,465	82,925

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarters Ended March 30, 2015 and March 31, 2014

	Quarter Ended
	March 30, 2015	March 31, 2014
	(Unaudited)
	(In thousands)
Net income (loss)	$3,446	$(3,799)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	1,063	(12,093)
Less: reclassification into earnings, net of tax	(1,786)	—

Net	(723)	(12,093)

Net unrealized (losses) gains on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the period, net	(53)	120
Loss realized in net earnings	42	25

Net	(11)	145

Unrealized gains (losses) on available for sale securities:
Unrealized loss on available for sale securities during period	—	(20)
Loss realized in net earnings	—	37

Net	—	17

Other comprehensive loss, net of tax	(734)	(11,931)

Comprehensive income (loss)	$2,712	$(15,730)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended March 30, 2015 and March 31, 2014

	Quarter Ended
	March 30, 2015	March 31, 2014
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,446	$(3,799)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	24,536	23,707
Amortization of definite-lived intangible assets	1,874	2,236
Accretion of convertible notes debt discount and amortization of debt issuance costs	2,625	2,523
Deferred income taxes	2,255	1,266
Stock-based compensation	2,040	2,168
Loss on extinguishment of debt	—	506
Gain on sale of asset	(2,504)	—
Other	(1,415)	3,660
Payment of accreted interest on convertible senior notes	—	(1,324)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	69,200	71,315
Inventories	(8,733)	(1,169)
Prepaid expenses and other current assets	3,600	2,385
Accounts payable	(23,629)	(36,919)
Accrued salaries, wages and benefits and other accrued expenses	(5,941)	(21,179)

Net cash provided by operating activities	67,354	45,376

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(22,776)	(28,914)
Proceeds from sale of property, plant and equipment and asset held for sale	7,187	100

Net cash used in investing activities	(15,589)	(28,814)

Cash flows from financing activities:
Repayment of long-term debt borrowing	(48,101)	(48,101)
Proceeds from exercise of stock options	262	—
Proceeds from issuance of convertible senior notes	—	30,000
Repurchase of convertible senior notes	—	(5,411)
Payment of debt issuance costs	—	(1,626)
Purchase of convertible senior note hedge	—	(7,953)
Proceeds from warrants	—	4,053

Net cash used in financing activities	(47,839)	(29,038)

Effect of foreign currency exchange rates on cash and cash equivalents	—	(85)

Net increase (decrease) in cash and cash equivalents	3,926	(12,561)
Cash and cash equivalents at beginning of period	279,042	330,554

Cash and cash equivalents at end of period	$282,968	$317,993

Noncash transactions:
Property, plant and equipment recorded in equipment payable	$40,380	$67,924
Receivable for consideration on sale of assets	$14,093	$—

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the fourth quarter ending on the Monday nearest December 31.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-03, Interest-Imputation of Interest, which requires an entity to record debt issuance costs related to a note reported in the balance sheet as a direct deduction from the face amount of that note. The update is effective for annual periods ending after December 15, 2015. Early application is permitted. The standard requires the use of the retrospective transition method. The impact on the Company’s financial statements is not expected to be material.

In August 2014, the FASB issued ASU 2014-15 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on the Company’s financial statements of adopting ASU 2014-15 is not expected to be material.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company at the beginning of fiscal year 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has the Company determined the effect of the standard on its ongoing financial reporting.

(2) Acquisition of Viasystems Group, Inc.

On September 21, 2014, TTM, Viasystems Group, Inc. (Viasystems), and Vector Acquisition Corp. (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement) under which, subject to the satisfaction of certain conditions, TTM expects to acquire all outstanding shares of Viasystems (the Merger) for a combined consideration of $11.33 in cash and 0.706 shares of TTM common stock per outstanding share of Viasystems common stock, which based on the closing market price on April 24, 2015 was valued at $17.84 per share of Viasystems common stock, or approximately $387.0 million. The total purchase price of the transaction, including debt assumed, is approximately $997.4 million, which was based on the closing market price of the Company’s common stock on April 24, 2015 and is subject to change prior to the consummation of the Merger.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Concurrently with the execution of the Merger Agreement, the Company obtained a debt financing commitment in an aggregate amount of $1,115 million in connection with financing the transactions contemplated by the Merger Agreement. Assuming consummation of the Merger, the Company currently intends to use approximately $1,030 million of the proceeds of such financing commitment, or alternative financing arrangements, to finance the Merger, to refinance certain existing indebtedness of Viasystems, to refinance certain of the Company’s existing indebtedness, and to pay the fees and expenses incurred in connection with the Merger. The Company is in the process of finalizing the specific financing arrangements.

Viasystems is a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and electro-mechanical solutions (E-M Solutions). Viasystems’ products are found in a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems, and complex industrial, medical, and other technical instruments. Viasystems’ E-M Solutions services can be bundled with its PCBs to provide an integrated solution to customers. Viasystems operates 15 manufacturing facilities worldwide: eight in the United States, five in the People’s Republic of China (China), one each in Canada and Mexico. Viasystems serves a diversified customer base of over 1,000 customers in various markets throughout the world.

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

Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $8,235 for the quarter ended March 30, 2015 have been expensed and recorded as general and administrative expense in the consolidated condensed statement of operations. There were no bank fees or legal, accounting, or other professional service costs associated with the acquisition for the quarter ended March 31, 2014.

(3) Inventories

Inventories as of March 30, 2015 and December 29, 2014 consist of the following:

	As of
	March 30, 2015	December 29, 2014
	(In thousands)
Inventories:
Raw materials	$46,069	$44,477
Work-in-process	60,200	57,544
Finished goods	47,651	43,166

	$153,920	$145,187

(4) Sale of Suzhou, China Manufacturing Facility

During the quarter ended March 30, 2015, the Company sold its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary, which held its Suzhou, China manufacturing facility, for $21,275 and recognized a gain of $2,504. This subsidiary was included in the Company’s Asia Pacific operating segment. The Company ceased manufacturing at this facility and shutdown its operations in 2013. In the fourth quarter of 2014, the Company commenced the process of selling this subsidiary and classified its net assets as assets held for sale at December 29, 2014. Assets held for sale are included in other current assets in the December 29, 2014 consolidated condensed balance sheet. As of March 30, 2015, the Company held a receivable for the uncollected portion of the sales consideration in the amount of $14,093, which is included in other current assets in the consolidated condensed balance sheet. The Company expects to collect the remaining consideration during the second quarter of 2015.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(5) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of March 30, 2015 and December 29, 2014:

	Average Effective Interest Rate as of March 30, 2015	March 30, 2015	Average Effective Interest Rate as of December 29, 2014	December 29, 2014
	(In thousands)
Term loan due September 2016	2.56%	$225,700	2.55%	$273,800
Other	6.00%	2	6.00%	4

		225,702		273,804
Less: current maturities		(96,202)		(96,204)

Long-term debt, less current maturities		$129,500		$177,600

The calendar maturities of long-term debt through 2016 are as follows:

(In thousands)
Remaining 2015	$48,102
2016	177,600

$225,702

Credit Agreement

In 2012, the Company became a party to a facility agreement (Credit Agreement) consisting of a $370,000 senior secured term loan (Term Loan), a $90,000 senior secured revolving loan (Revolving Loan), and a secured $80,000 letters of credit facility (Letters of Credit Facility). The Term Loan and Letters of Credit Facility will mature on September 14, 2016. The Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of the Company’s Asia Pacific operating segment and is senior to all other debt, including the convertible senior notes. See Note 6 to these Consolidated Condensed Financial Statements. The Company has fully and unconditionally guaranteed the full and timely payment of all Credit Agreement related obligations of its Asia Pacific operating segment.

As of March 30, 2015 and December 29, 2014, the remaining unamortized debt issuance costs included in other non-current assets was $924 and $1,123, respectively, and is amortized to interest expense over the term of the Company’s Credit Agreement using the effective interest rate method. At March 30, 2015, the remaining amortization period for the unamortized debt issuance costs was 1.3 years.

The Company is also required to pay a commitment fee of 0.50% per annum on any unused portion of the Revolving Loan and Letters of Credit Facility granted under the Credit Agreement. The Company incurred commitment fees related to unused borrowing availability of $173 and $133 for the quarters ended March 30, 2015 and March 31, 2014, respectively. As of March 30, 2015, the outstanding amount of the Term Loan under the Credit Agreement is $225,700, of which $96,200 is due for repayment in September 2015 and March 2016 and is included as short-term debt, with the remaining $129,500 included as long-term debt. None of the Revolving Loan was outstanding under the Credit Agreement as of March 30, 2015. Available borrowing capacity under the Revolving Loan was $90,000 at March 30, 2015.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $37,000 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2015. As of March 30, 2015, the Chinese Revolver had not been drawn upon.

Letters of Credit

The Company has an $80,000 Letters of Credit Facility under the Credit Agreement, as mentioned above. As of March 30, 2015, letters of credit in the amount of $30,893 were outstanding under this Credit Agreement. The Company has other standby letters of credit outstanding in the amount of $4,257, which expire between December 31, 2015 and February 28, 2016.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(6) Convertible Senior Notes

Convertible Senior Notes due 2020

The Company issued 1.75% convertible senior notes due December 15, 2020, in a public offering for an aggregate principal amount of $250,000. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to certain conversion adjustments, would be 32,425.

Convertible Note Hedge and Warrant Transaction: In connection with the issuance of the convertible senior notes due 2020, the Company entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to the Company’s common stock. The convertible note hedge consists of the Company’s option to purchase up to 25,940 common stock shares at a price of $9.64 per share. The hedge expires on December 15, 2020 and can only be executed upon the conversion of the above mentioned convertible senior notes due 2020. Additionally, the Company sold warrants to purchase 25,940 shares of its common stock at a price of $14.26 per share. The warrants expire ratably from March 2021 through January 2022. The 2020 Call Spread Transaction has no effect on the terms of the convertible senior notes due 2020 and reduces potential dilution by effectively increasing the conversion price of the convertible senior notes due 2020 to $14.26 per share of the Company’s common stock.

Convertible Senior Notes due 2015

The Company issued 3.25% convertible senior notes due on May 15, 2015, in a public offering for an aggregate principal amount of $175,000. On May 15, 2015, the outstanding principal of $32,395 plus accrued interest is due and payable. The convertible senior notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to certain conversion adjustments, would be 2,587.

As of March 30, 2015 and December 29, 2014, the following summarizes the liability and equity components of the convertible senior notes:

	As of March 30, 2015			As of December 29, 2014
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(in thousands)
Liability components:
Convertible senior notes due 2020	$250,000	$(51,120)	$198,880	$250,000	$(52,958)	$197,042
Convertible senior notes due 2015	32,395	(187)	32,208	32,395	(554)	31,841

Total	$282,395	$(51,307)	$231,088	$282,395	$(53,512)	$228,883

	As of March 30, 2015 and December 29, 2014
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Equity components:
Additional paid-in capital:
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311
Convertible senior notes due 2015	39,781	(1,413)	38,368

	$100,008	$(3,329)	$96,679

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The components of interest expense resulting from the convertible senior notes for the quarters ended March 30, 2015 and March 31, 2014 are as follows:

	For the Quarter Ended
	March 30, 2015	March 31, 2014
	(In thousands)
Contractual coupon interest
Convertible senior notes due 2020	$1,094	$1,085
Convertible senior notes due 2015	263	263

	$1,357	$1,348

Amortization of debt discount
Convertible senior notes due 2020	$1,838	$1,764
Convertible senior notes due 2015	367	338

	$2,205	$2,102

Amortization of debt issuance costs
Convertible senior notes due 2020	$184	$177
Convertible senior notes due 2015	37	34

	$221	$211

As of March 30, 2015 and December 29, 2014, remaining unamortized debt issuance costs included in other non-current assets were $5,142 and $5,363, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At March 30, 2015, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 5.7 years.

For the quarters ended March 30, 2015 and March 31, 2014, the amortization of debt discount and debt issuance costs for the 2020 convertible senior notes and the 2015 convertible senior notes is based on an effective interest rate of 6.48% and 8.37%, respectively.

(7) Income Taxes

The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from the Company’s operations in lower-tax jurisdictions in China, the apportioned state income tax rates, generation of other credits and deductions available to us, and certain non-deductible items. For both quarters ended March 30, 2015 and March 31, 2014, the Company’s effective tax rate was further impacted by a discrete tax benefit resulting from the retroactive approval of the high technology enterprise status for certain subsidiaries in China within the Company’s Asia Pacific operating segment.

Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

(8) Financial Instruments

Derivatives

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts as of March 30, 2015 and December 29, 2014 was approximately $19,867 and $29,142, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	March 30, 2015	December 29, 2014
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other accrued expenses	$(55)	$(12)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Other accrued expenses	(3,497)	(5,050)

		$(3,552)	$(5,062)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Quarter Ended
		March 30, 2015			March 31, 2014
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Foreign currency forward	Depreciation expense	$(53)	$(42)	$—	$120	$(25)	$—

		$(53)	$(42)	$—	$120	$(25)	$—

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income (loss) for the quarters ended March 30, 2015 and March 31, 2014:

	For the Quarter Ended
	March 30, 2015	March 31, 2014
	(In thousands)
Beginning balance unrealized loss, net of tax	$(1,424)	$(1,613)
Changes in fair value (loss) gain, net of tax	(53)	120
Reclassification to earnings	42	25

Ending balance unrealized loss, net of tax	$(1,435)	$(1,468)

The Company expects that approximately $175 of expense will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain recognized in other, net in the consolidated condensed statements of operations related to foreign exchange contracts not designated as hedges was $83 and $522 for the quarters ended March 30, 2015 and March 31, 2014, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(9) Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss) as of March 30, 2015 and December 29, 2014:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at December 29, 2014	$32,439	$(1,424)	$31,015
Other comprehensive income (loss) before reclassifications	1,063	(53)	1,010
Amounts reclassified from accumulated other comprehensive income	(1,786)	42	(1,744)

Other comprehensive loss	(723)	(11)	(734)

Ending balance at March 30, 2015	$31,716	$(1,435)	$30,281

Foreign currency translation ending balances, summarized above, are reported net of tax of $2,989 and $2,979 as of March 30, 2015 and December 29, 2014, respectively.

The following provides a summary of reclassifications out of accumulated other comprehensive income for the quarters ended March 30, 2015 and March 31, 2014:

		Amount Reclassified from Accumulated Other Comprehensive Income
		For the Quarter Ended
Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	March 30, 2015	March 31, 2014

Gain on foreign currency translation	Gain on sale of assets, net of tax	$(1,786)	$—

Loss on cash flow hedges	Depreciation expense, net of tax	$42	$25

Loss on available for sale securities	Other, net, net of tax	$—	$37

(10) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the computer and networking, communications and aerospace and defense industries. Most customers to which the Company extends credit are located outside the United States, with the exception of certain customers in the aerospace and defense industries. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarters ended March 30, 2015 and March 31, 2014, one customer accounted for approximately 27% and 16%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarters ended March 30, 2015 and March 31, 2014.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The carrying amount and estimated fair value of the Company’s financial instruments at March 30, 2015 and December 29, 2014 were as follows:

	March 30, 2015		December 29, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative liabilities, current	$3,552	$3,552	$5,062	$5,062
Long-term debt	225,702	226,403	273,804	273,820
Convertible senior notes due 2015	32,208	33,053	31,841	32,631
Convertible senior notes due 2020	198,880	274,200	197,042	241,875

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate. The values were adjusted to reflect nonperformance risk of the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on discounting the debt over its life using current market rates for similar debt as of March 30, 2015 and December 29, 2014, which are considered Level 1 and Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of March 30, 2015 and December 29, 2014, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

At March 30, 2015 and December 29, 2014, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	March 30, 2015	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$84,015	$84,015	$—	—
Foreign exchange derivative liabilities	3,552	—	3,552	—

	December 29, 2014	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$129,012	$129,012	$—	—
Foreign exchange derivative liabilities	5,062	—	5,062	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarters ended March 30, 2015 and March 31, 2014.

(12) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible or probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of March 30, 2015 and December 29, 2014. However, these amounts are not material to the consolidated financial statements of the Company.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. The Company believes that its facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to the Chinese environmental waste water law was issued in late 2012, but allows for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. Some of the Company’s plants in China are not yet in full compliance with the updated environmental regulations. The Company believes it has developed plans acceptable to the Chinese government and is in the process of implementing these plans. The Company does not anticipate any immediate risk of government fines or temporary closure of its Chinese plants. The Company has established and enacted an investment plan related to the efforts to come into full compliance with the new regulations. The 2015 capital expenditure costs expected for these plans are included in the Company’s capital expenditure projections.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(13) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters ended March 30, 2015 and March 31, 2014:

	Quarter Ended
	March 30, 2015	March 31, 2014
	(In thousands, except per share amounts)
Net income (loss)	$3,446	$(3,799)

Weighted average shares outstanding	83,603	82,925
Dilutive effect of performance-based stock units, restricted stock units and stock options	862	—

Diluted shares	84,465	82,925

Earnings (loss) per share:
Basic	$0.04	$(0.05)

Diluted	$0.04	$(0.05)

For the quarter ended March 30, 2015, performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options to purchase 438 shares of common stock were not considered in calculating diluted earnings per share because the options’ exercise prices or the total assumed proceeds under the treasury stock method for PRUs, RSUs, or stock options was greater than the average market price of common shares during the applicable year and, therefore, the effect would be anti-dilutive.

For the quarter ended March 31, 2014, potential shares of common stock, consisting of stock options to purchase approximately 597 shares of common stock at exercise prices ranging from $5.78 to $16.82 per share, 1,769 RSUs, and 229 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

Additionally, for both of the quarters ended March 30, 2015 and March 31, 2014 the effect of 27,970 shares of common stock, related to the Company’s convertible senior notes, and warrants to purchase 28,020 shares of common stock, were not included in the computation of dilutive earnings per share because the conversion price of the convertible senior notes and the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable year, and therefore, the effect would be anti-dilutive.

(14) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	March 30, 2015	March 31, 2014
	(In thousands)
Cost of goods sold	$225	$263
Selling and marketing	271	335
General and administrative	1,544	1,570

Stock-based compensation expense recognized	2,040	2,168
Income tax benefit recognized	(522)	(570)

Total stock-based compensation expense after income taxes	$1,518	$1,598

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of PRUs, representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which are based on revenue and EBITDA (earnings before interest, tax, depreciation, and amortization expense), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to a group of peer companies selected by the Company’s compensation committee, over the three-year performance period.

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter ended March 30, 2015, management determined that vesting of the PRU awards was probable. PRUs activity for the quarter ended March 30, 2015 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at December 29, 2014	275	$8.03
Granted	295	7.22
Change in units due to annual financial target performance achievement	7	7.22

Outstanding target shares at March 30, 2015	577	$7.61

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarters ended March 30, 2015 and March 31, 2014 the following assumptions were used in determining the fair value:

	March 30, 2015[1]	March 31, 2014[2]
Weighted-average fair value	$7.22	$5.80
Risk-free interest rate	0.5%	0.4%
Dividend yield	—	—
Expected volatility	37%	41%
Expected term in months	22	23

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2013, second year of the three-year performance period applicable to PRUs granted in 2014 and first year of the three-year performance period applicable to PRUs granted in 2015.

(2)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2012, second year of the three-year performance period applicable to PRUs granted in 2013 and first year of the three-year performance period applicable to PRUs granted in 2014.

Restricted Stock Units

The Company granted 970 and 760 RSUs during the quarters ended March 30, 2015 and March 31, 2014, respectively. The RSUs granted have a weighted-average fair value per unit of $8.80 and $8.00 for the quarters ended March 30, 2015 and March 31, 2014, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarters ended March 30, 2015 and March 31, 2014.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of March 30, 2015:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
RSU awards	$12,626	1.67
PRU awards	2,673	1.80

	$15,299

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

	For the Quarter Ended
	March 30, 2015	March 31, 2014
	(In thousands)
Net Sales:
Asia Pacific	$205,365	$165,666
North America	124,321	126,589

Total sales	329,686	292,255
Inter-segment sales	(522)	(360)

Total net sales	$329,164	$291,895

Operating Segment Income (Loss):
Asia Pacific	$14,441	$3,867
North America	(4,302)	2,822

Total operating segment income	10,139	6,689
Amortization of definite-lived intangibles	(1,874)	(2,236)

Total operating income	8,265	4,453
Total other expense	(6,180)	(10,107)

Income (loss) before income taxes	$2,085	$(5,654)

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarters ended March 30, 2015 and March 31, 2014 are sales from the Asia Pacific operating segment to the North America operating segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(16) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. For the quarters ended March 30, 2015 and March 31, 2014, the Company’s foreign subsidiaries purchased $9,945 and $11,790, respectively, of laminate and prepreg from these related parties.

Dongguan Shengyi Electronics Ltd. (SYE) is a related party, as a significant shareholder of the Company holds an equity interest in the parent company of SYE. Sales to SYE for the quarters ended March 30, 2015 and March 31, 2014 were $1,481 and $10,147, respectively. Additionally, purchases from SYE for the quarters ended March 30, 2015 and March 31, 2014 were approximately $439 and $271, respectively.

As of March 30, 2015 and December 29, 2014, the Company’s consolidated balance sheets included $16,852 and $17,950, respectively, in accounts payable due to, and $4,022 and $4,934, respectively, in accounts receivable due from a related party for the purchase of laminate and prepreg, and sales of PCBs to SYE, as mentioned above.

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2014, filed with the SEC.

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

On September 21, 2014, TTM, Viasystems, and Merger Sub entered into the Merger Agreement under which, subject to the satisfaction of certain conditions, we expect to acquire all outstanding shares of Viasystems for a combined consideration of $11.33 in cash and 0.706 shares of TTM common stock per outstanding share of Viasystems common stock, which based on the closing market price on April 24, 2015 was valued at $17.84 per share of Viasystems common stock, or approximately $387.0 million. The total purchase price of the transaction, including debt assumed, is approximately $997.4 million, which was based on our common stock closing market price on April 24, 2015 and is subject to change prior to the consummation of the Merger.

Concurrently with the execution of the Merger Agreement, we obtained a debt financing commitment in an aggregate amount of $1,115 million in connection with financing the transactions contemplated by the Merger Agreement. Assuming consummation of the Merger, we currently intend to use approximately $1,030 million of the proceeds of such financing commitment, or alternative financing arrangements, to finance the Merger, to refinance certain existing indebtedness of Viasystems, to refinance certain of our existing indebtedness, and to pay the fees and expenses incurred in connection with the Merger. We are in the process of finalizing the specific financing arrangements.

For the first quarter of 2015, we experienced higher demand in our Cellular Phone end market compared to that of the same period in 2014. This increase in demand resulted in higher capacity utilization at our advanced technology plants resulting in higher net sales and gross margins. Additionally, we had improved operating efficiencies at certain of our plants in our North America operating segment.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our 10 largest customers accounted for 59% and 53% of our net sales for the quarters ended March 30, 2015 and March 31, 2014, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we serve for the periods indicated.

	Quarter Ended
End Markets(1)	March 30, 2015	March 31, 2014
Aerospace/Defense	15%	17%
Cellular Phone(2)	30	15
Computing/Storage/Peripherals(2)	11	18
Medical/Industrial/Instrumentation	9	10
Networking/Communications	29	34
Other(2)	6	6

Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated condensed financial statements included in this report have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2014 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since December 29, 2014.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended
	March 30, 2015	March 31, 2014
Net sales	100.0%	100.0%
Cost of goods sold	84.3	86.8

Gross profit	15.7	13.2

Operating expenses:
Selling and marketing	2.9	3.2
General and administrative	10.5	7.7
Amortization of definite-lived intangibles	0.6	0.8
Gain on sale of assets	(0.8)	—

Total operating expenses	13.2	11.7

Operating income	2.5	1.5
Other income (expense):
Interest expense	(1.8)	(2.1)
Loss on extinguishment of debt	—	(0.2)
Other, net	(0.1)	(1.1)

Total other expense, net	(1.9)	(3.4)

Income (loss) before income taxes	0.6	(1.9)
Income tax benefit	0.4	0.6

Net income (loss)	1.0%	(1.3)%

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

The following table compares net sales by reportable segment for the quarters ended March 30, 2015 and March 31, 2014:

	Quarter Ended
	March 30, 2015	March 31, 2014
	(In thousands)
Net Sales:
Asia Pacific	$205,365	$165,666
North America	124,321	126,589

Total sales	329,686	292,255
Inter-segment sales	(522)	(360)

Total net sales	$329,164	$291,895

Net Sales

Net sales increased $37.3 million, or 12.8%, from $291.9 million for the first quarter of 2014 to $329.2 million for the first quarter of 2015.

Net sales for the Asia Pacific operating segment, excluding inter-segment sales, increased $39.5 million, or 23.9%, from $165.3 million in the first quarter of 2014 to $204.8 million in the first quarter of 2015. This increase is primarily due to higher demand in our Cellular Phone end market, partially offset with lower demand in our Computing/Storage/Peripherals and Networking/Communications end markets, which resulted in a 24% increase in PCB shipments from the first quarter of 2014. Additionally, the average PCB selling price increased 10%, which was driven by product mix shift.

Net sales for the North America operating segment decreased $2.3 million, or 1.8%, from $126.6 million in the first quarter of 2014 to $124.3 million in the first quarter of 2015. This decrease was primarily due to lower demand in our Computing/Storage/Peripherals end market, partially offset with higher demand in our Aerospace/Defense end market. This decrease in net sales was primarily the result of a 2% decrease in production. The average PCB selling price remained constant to that of the first quarter of 2014.

Gross Margin

Gross margin increased from 13.2% for the first quarter of 2014 to 15.7% for the first quarter of 2015.

Gross margin for the Asia Pacific segment increased from 13.0% for the first quarter of 2014 to 15.9% for the first quarter of 2015, primarily due to higher utilization at our advanced technology plants.

Gross margin for the North America segment increased from 13.5% for the first quarter of 2014 to 15.3% for the first quarter of 2015. While overall sales declined, gross margin improved primarily due to improved operating efficiencies at certain plants.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.2 million, from $9.3 million for the first quarter of 2014 to $9.5 million for the first quarter of 2015. As a percentage of net sales, selling and marketing expenses were 3.2% for the first quarter of 2014, as compared to 2.9% for the first quarter of 2015. The decrease in selling and marketing expense as a percentage of net sales is primarily due to higher net sales.

General and Administrative Expenses

General and administrative expenses increased $12.0 million from $22.5 million, or 7.7% of net sales, for the first quarter of 2014 to $34.5 million, or 10.5% of net sales, for the first quarter of 2015. The increase in expense primarily relates to $8.2 million of acquisition-related costs and higher indirect taxes at our Asia Pacific operating segment resulting from that segment’s improved operating performance.

Other Income (Expense)

Other expense, net decreased $3.9 million from $10.1 million for the first quarter of 2014 to $6.2 million for the first quarter of 2015. The decrease in other expense, net was primarily due to significantly lower foreign currency transaction losses, which for the first quarter of 2014 amounted to $3.6 million due to the rapid depreciation of the Chinese RMB against the U.S. Dollar, and the absence of a $0.5 million loss on the extinguishment of debt related to repurchase of a portion of convertible senior notes due 2015, also in the first quarter of 2014.

Income Taxes

The benefit for income taxes decreased by $0.5 million from a $1.9 million tax benefit for the first quarter of 2014 to a $1.4 million tax benefit for the first quarter of 2015. The decrease in our benefit for income taxes is primarily due to an increase in earnings in the first quarter of 2015 compared to the first quarter of 2014 and by a discrete tax benefit resulting from the retroactive approval of the high technology enterprise status for certain subsidiaries in China within our Asia Pacific operating segment. Our effective tax rate is primarily impacted by the U.S. federal income tax rate, apportioned state income tax rates, favorable tax rates in China and Hong Kong, generation of other credits and deductions available to us, and certain non-deductible items. Certain foreign losses generated are not more than likely to be realizable, and thus no income tax benefit has been recognized on these losses. Additionally, as of March 30, 2015 and December 29, 2014, we had net deferred income tax assets of approximately $0.4 million and $2.9 million, respectively. Based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, and term and revolving debt. Our principal uses of cash have been to finance capital expenditures, meet debt service requirements, fund working capital requirements, finance acquisitions, and refinance existing debt. We anticipate that financing acquisitions, servicing debt, financing capital expenditures, and funding working capital requirements will continue to be the principal demands on our cash in the future.

As of March 30, 2015, we had net working capital of approximately $273.8 million compared to $302.1 million as of December 29, 2014. The decrease in working capital is primarily attributable to a decrease in accounts receivable, somewhat offset by decreases in accounts payable, equipment payable, and accrued salaries. Cash flow provided by operating activities during the first quarter of 2015 was $67.4 million as compared to $45.4 million in the same period in 2014. The improved cash flow was the result of stronger operational performance as well as the working capital changes mentioned above.

As of March 30, 2015, we had cash and cash equivalents of approximately $283.0 million, of which approximately $111.8 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of March 30, 2015, $108.1 million was located in Asia and $3.7 million was located in Europe. Cash and cash equivalents held by our Asia Pacific operating segment are expected to be used in local operations. Cash and cash equivalents held by our backplane assembly facility in Shanghai, China, as well as in Europe, which are managed in conjunction with our U.S. operations, totaled approximately $17.1 million and are available for repatriation, and a deferred tax liability for U.S. income taxes on undistributed earnings has been recorded.

Our 2015 capital expenditure plan is expected to total approximately $100 million (of which approximately $80 million relates to our Asia Pacific operating segment). The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced technology manufacturing, comply with changing environmental regulations, replace aging equipment, and expand our technological capabilities. While our cash capital expenditures are expected to be approximately $100 million in 2015, we expect new capital expenditure purchases in 2015 to approximate $70 million.

Credit Agreement and Chinese Revolver

We are party to a Credit Agreement consisting of a $370.0 million senior secured Term Loan, a $90.0 million senior secured Revolving Loan and a secured $80.0 million Letters of Credit Facility. The Term Loan and Letters of Credit Facility will mature on September 14, 2016, and the Revolving Loan will mature on March 14, 2016. The Credit Agreement is secured by substantially all of the assets of our Asia Pacific operating segment and is senior to all of our other debt, including the convertible senior notes. We have fully and unconditionally guaranteed the full and timely payment of all Credit Agreement related obligations of our Asia Pacific operating segment.

Borrowings under the Credit Agreement bear interest at a floating rate of LIBOR plus an interest margin of 2.38%. At March 30, 2015, the weighted average interest rate on the outstanding borrowings under the Credit Agreement was 2.56%.

Borrowings under the Credit Agreement are subject to certain financial and operating covenants that include maintaining maximum total leverage ratios and minimum net worth, current ratio, and interest coverage ratios for both us and our Asia Pacific operating segment. In addition, our Credit Agreement includes a covenant that the Principal Shareholders (as defined in the Shareholders Agreement dated April 9, 2010 as amended on September 14, 2012) will not reduce their shareholding below 15 percent of our issued shares. At March 30, 2015, we were in compliance with the covenants under the Credit Agreement.

We are required to pay a commitment fee of 0.50% per annum on any unused portion of the Revolving Loan and Letters of Credit Facility granted under the Credit Agreement. We incurred $0.2 million for the year ended March 30, 2015 in commitment fees. As of March 30, 2015, the outstanding amount of the Term Loan was $225.7 million, of which $96.2 million is due for repayment in September 2015 and March 2016 and is included as short-term debt, with the remaining $129.5 million included as long-term debt. None of the Revolving Loan associated with the Credit Agreement was outstanding at March 30, 2015. Available borrowing capacity under the Revolving Loan was $90.0 million as of March 30, 2015.

We have an $80.0 million Letters of Credit Facility under the Credit Agreement, as mentioned above. As of March 30, 2015, letters of credit in the amount of $30.9 million were outstanding under our Credit Agreement, and other standby letters of credit were outstanding in the amount of $4.3 million. The other outstanding standby letters of credit expire between December 31, 2015 and February 28, 2016.

We are party to a revolving loan credit facility with a lender in China. Under this arrangement, the lender has made available to us approximately $37.0 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2015. As of March 30, 2015, the Chinese Revolver had not been drawn upon.

Convertible Senior Notes due 2020

We issued 1.75% convertible senior notes due December 15, 2020, in a public offering for an aggregate principal amount of $250.0 million. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. Offering expenses are being amortized to interest expense over the term of the convertible senior notes.

In connection with the issuance of the convertible senior notes due 2020 we entered into a convertible note hedge and warrant transaction, with respect to our common stock. The convertible note hedge consists of our option to purchase up to 25.9 million common stock shares at a price of $9.64 per share. The hedge expires on December 15, 2020 and can only be executed upon the conversion of the above mentioned convertible senior notes due 2020. Additionally, we sold warrants to purchase 25.9 million shares of our common stock at a price of $14.26 per share. The warrants expire ratably from March 2021 through January 2022. The 2020 Call Spread Transaction has no effect on the terms of the convertible senior notes due 2020 and reduces potential dilution by effectively increasing the conversion price of the convertible senior notes due 2020 to $14.26 per share of our common stock.

Convertible Senior Notes due 2015

We issued 3.25% convertible senior notes due on May 15, 2015, in a public offering for an aggregate principal amount of $175.0 million. On May 15, 2015, all outstanding principal in the amount of $32.4 million and accrued interest is due and payable. The convertible senior notes are senior unsecured obligations and rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. Offering expenses are being amortized to interest expense over the term of the convertible senior notes.

Financing Commitment and Current Liquidity Needs

Concurrently with the execution of the Merger Agreement, we obtained a debt financing commitment in an aggregate amount of $1,115 million in connection with financing the transactions contemplated by the Merger Agreement. Assuming consummation of the Merger, we currently intend to use approximately $1,030 million of the proceeds of such financing commitment, or alternative financing arrangements, to finance the Merger, to refinance certain existing indebtedness of Viasystems, to refinance certain of our existing indebtedness, and to pay the fees and expenses incurred in connection with the Merger. We are in the process of finalizing the specific financing arrangements.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of March 30, 2015:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations(1)
Long-term debt obligations	$225,702	$96,202	$129,500	$—	$—
Convertible debt obligations	282,395	32,395	—	—	250,000
Interest on debt obligations	33,460	10,021	10,314	8,750	4,375
Foreign currency forward contract liabilities	3,552	3,552	—	—	—
Equipment payables	39,059	39,059	—	—	—
Purchase obligations	15,347	14,476	871	—	—
Operating lease commitments	5,746	2,585	2,227	888	46

Total contractual obligations	$605,261	$198,290	$142,912	$9,638	$254,421

(1)	Unrecognized uncertain tax benefits of $1.2 million are not included in the table above as we have not determined when the amount will be paid.

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

Seasonality

Our Asia Pacific operating segment experiences revenue fluctuations, caused in part by seasonal patterns in the cellular phone and touchscreen tablet industries, which together have become a significant portion of the end markets that we serve. This seasonality typically results in higher net sales in the third and fourth quarters due to end customer demand in the fourth quarter for consumer electronics products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales. We attribute this decline to shutdowns of our customers’ manufacturing facilities surrounding the Chinese New Year public holidays, which normally occur in January or February of each year.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts as of March 30, 2015 and December 29, 2014 was approximately $19.9 million and $29.1 million, respectively. We have designated certain of these foreign exchange contracts as cash flow hedges. To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

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

See Liquidity and Capital Resources and Credit Agreement and Chinese Revolver appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of March 30, 2015 approximately 55.6% of our total debt was based on fixed rates. Based on our borrowings as of March 30, 2015, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $2.3 million.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2014 for further discussion of market risks associated with interest rates. Our exposure to interest rate risks has not changed materially since December 29, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of March 30, 2015, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the public announcement on September 22, 2014 of the execution of the Merger Agreement, Viasystems, TTM, Merger Sub, and the members of the Viasystems Board have been named as defendants in two putative class action complaints challenging the Merger. The first lawsuit, filed in the Circuit Court of St. Louis County, Missouri on September 30, 2014 (the Missouri Lawsuit), and the second lawsuit, filed in the Court of Chancery of the State of Delaware on October 13, 2014 (the Delaware Lawsuit and together with the Missouri Lawsuit, the Lawsuits), generally allege that the Merger fails to properly value Viasystems, that the individual defendants breached their fiduciary duties in approving the Merger Agreement, and that those breaches were aided and abetted by TTM, Merger Sub, and Viasystems.

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

Acquisitions of high technology companies are inherently risky, and no assurance can be given that our recent or future acquisitions will be successful. Failure to manage and successfully integrate acquisitions we make could have a material adverse effect on our business, financial condition, and results of operations. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

We are subject to risks of currency fluctuations.

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of March 30, 2015, we had an aggregate of approximately $201.9 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the U.S. dollar or in the HKD, the depreciation of the RMB against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures, despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to our customers beyond the cost of the PCB, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Over the last two years, we have incurred charges, after giving effect to indemnity payments from one of our suppliers, in excess of $8.0 million, relating to a product warranty claim with one of our customers. See “—We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.”

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

We are heavily dependent upon the worldwide electronics industry, which is characterized by economic cycles and fluctuations in product demand. A downturn in the electronics industry or prolonged global economic crisis could result in decreased demand for our manufacturing services and materially adversely affect our business, financial condition, and results of operations.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 47% and 39% of our net sales for the quarters ended March 30, 2015 and March 31, 2014, respectively, and one customer represented 27% of our sales for the quarter ended March 30, 2015. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

In addition, during industry downturns, we may need to reduce prices to limit the level of order losses, and we may be unable to collect payments from our customers. There can be no assurance that key customers would not cancel orders, that they would continue to place orders with us in the future at the same levels as experienced by us in prior periods, that they would be able to meet their payment obligations, or that the end-products that use our products would be successful. This concentration of customer base may materially adversely affect our business, financial condition, and results of operations due to the loss or cancellation of business from any of these key customers, significant changes in scheduled deliveries to any of these customers, or decreases in the prices of the products sold to any of these customers.

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

In addition, we generally schedule our quick turnaround production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity. If we conclude we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities and lay off some of our employees. Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs, and asset impairments, as well as potentially causing disruptions in our ability to supply customers.

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

A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, unexpected revenue shortfalls may decrease our gross margins. In addition, we have experienced sales fluctuations due to seasonal patterns in the capital budgeting and purchasing cycles, as well as inventory management practices of our customers and the end markets we serve. In particular, the seasonality of the cellular phone and touchscreen tablet industries and quick-turn ordering patterns affect the overall PCB industry. These seasonal trends have caused fluctuations in our operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results that may be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors.

Our results can be adversely affected by rising labor costs.

There is uncertainty with respect to rising labor costs, particularly within China, where we have most of our manufacturing facilities. In recent periods there have been regular and significant increases in the minimum wage payable in various provinces of China. In addition, we have experienced very high employee turnover in our manufacturing facilities in China, generally after the Chinese New Year, and we are experiencing ongoing difficulty in recruiting employees for these facilities. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could materially adversely affect our business, financial condition, and results of operations. In addition, the high turnover rate and our difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China could result in a potential for defects in our products, production disruptions or delays, or the inability to ramp production to meet increased customer orders, resulting in order cancellation or imposition of customer penalties if we are unable to deliver products in a timely manner.

To respond to competitive pressures and customer requirements, we may further expand internationally in lower-cost locations. If we pursue such expansions, we may be required to make additional capital expenditures. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek new locations with lower costs and the employee and infrastructure base to support PCB manufacturing. We cannot assure investors that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to our operating results.

In our North America operating segment, rising health care costs pose a significant labor-related risk. We work with our insurance brokers and carriers to control the cost of health care for our employees. However, there can be no assurance that our efforts will succeed, especially given recent and pending changes in government oversight of health care.

Employee strikes and other labor-related disruptions may materially adversely affect our business, financial condition, and results of operations.

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

For the quarter ended March 30, 2015, we generated 68% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

•	managing international operations;
•	imposition of governmental controls;
•	unstable regulatory environments;
•	compliance with employment laws;
•	implementation of disclosure controls, internal controls, financial reporting systems, and governance standards to comply with U.S. accounting and securities laws and regulations;
•	limitations on imports or exports of our product offerings;
•	fluctuations in the value of local currencies;
•	inflation or changes in political and economic conditions;
•	labor unrest, rising wages, difficulties in staffing, and geographical labor shortages;
•	government or political unrest;
•	longer payment cycles;
•	language and communication barriers, as well as time zone differences;
•	cultural differences;
•	increases in duties and taxation levied on our products;
•	other potentially adverse tax consequences;
•	imposition of restrictions on currency conversion or the transfer of funds;
•	travel restrictions;
•	expropriation of private enterprises; and
•	the potential reversal of current favorable policies encouraging foreign investment and trade.

Our operations in China subject us to risks and uncertainties relating to the laws and regulations of China.

Under its current leadership, the government of China has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management’s attention. In addition, though changes in government policies and rules are timely published or communicated, there is usually no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, we may operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us.

We depend on the U.S. government for a substantial portion of our business, which involves unique risks. Changes in government defense spending or regulations could have a material adverse effect on our business, financial condition, and results of operations.

A significant portion of our revenues is derived from products and services ultimately sold to the U.S. government by our OEM and EMS customers and is therefore affected by, among other things, the federal budget process. We are a supplier, primarily as a subcontractor, to the U.S. government and its agencies, as well as foreign governments and agencies. The contracts between our direct customers and the government end user are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks, such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

For the quarter ended March 30, 2015, aerospace and defense sales accounted for approximately 15% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures. On December 26, 2013, President Obama signed the Bipartisan Budget Act of 2013 (the BBA) into law, which reduced the Department of Defense (DoD) budget uncertainty for fiscal years 2014 and 2015 by increasing Budget Control Act of 2011 spending caps and lowering sequester cuts to the DoD base budget by $22 billion for fiscal year 2014 and $9 billion for fiscal year 2015. Additionally, Congress also increased the 2014 Overseas Contingency Operations budget by $6 billion more than the amount included in the 2014 Proposed Budget Request. Declines in the DoD budgets reduce funding for some of our revenue arrangements and generally will have a negative impact on our sales, results of operations, and cash flows.

The domestic and international threat of terrorist activity, emerging nuclear states, and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. The U.S. government, however, is facing unprecedented budgeting constraints, and the U.S. defense budget is currently declining as a result of budgetary pressures and the wind-down of the conflicts in Iraq and Afghanistan. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, financial condition, and results of operations.

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

A facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the National Industrial Security Program Operating Manual (NISPOM), and any other applicable U.S. government industrial security regulations. Further, due to the fact that a significant portion of our voting equity is owned by a non-U.S. entity, we are required to be governed by and operate in accordance with the terms and requirements of the Special Security Agreement (the SSA). The terms of the SSA have been previously disclosed in our SEC filings.

If we were to violate the terms and requirements of the SSA, the NISPOM, or any other applicable U.S. government industrial security regulations (which may apply to us under the terms of classified contracts), we could lose our security clearance. We cannot be certain that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform on classified contracts and would not be able to enter into new classified contracts, which could materially adversely affect our business, financial condition, and results of operations.

We rely on the telecommunications industry for a significant portion of sales. Accordingly, the economic volatility in this industry has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of our business is conducted with customers who are in the telecommunications industry and, after the consummation of the Merger, a large percentage of our business after giving effect to the Merger is expected to continue to be conducted with such customers. This industry is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. This industry is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the volatility in this industry continues, it would have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, these competitors may respond more quickly to new or emerging technologies or adapt more quickly to changes in customer requirements than we do. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. During recessionary periods in the electronics industry, our strategy of providing quick-turn services, an integrated manufacturing solution, and responsive customer service may take on reduced importance to our customers. As a result, we may need to compete more on the basis of price, which would cause our gross margins to decline.

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

Unanticipated changes in our tax rates or in our assessment of the realizability of our deferred income tax assets or exposure to additional income tax liabilities could affect our business, financial condition, and results of operations.

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

As of March 30, 2015, we had net deferred income tax assets of approximately $0.4 million. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings decline, we may have to increase our valuation allowance against our net deferred income tax assets, resulting in a higher income tax provision, which would reduce our cash flows. Additionally, the ability to utilize deferred income tax assets is dependent upon the generation of taxable income in the specific tax jurisdictions that have deferred income tax assets.

If events or circumstances occur in our business that indicate that our goodwill and definite-lived intangibles may not be recoverable, we could have impairment charges that would negatively affect our earnings.

As of March 30, 2015, our consolidated balance sheet reflected $29.5 million of goodwill and definite-lived intangible assets, which amount will significantly increase after the application of purchase accounting to the Merger. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized. For example, for the year ended December 31, 2012 our assessment of goodwill impairment indicated that the carrying value of goodwill for our Asia Pacific operating segment was in excess of fair value, and therefore we recognized an impairment charge of $171.4 million.

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

In the event one or more of our facilities is closed on a temporary or permanent basis as a result of a natural disaster, required maintenance or other event, or in the event that an outbreak of a serious epidemic results in quarantines, temporary closures of offices or manufacturing facilities, travel restrictions or the temporary or permanent loss of key personnel, our operations could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy and result in significant expenses for repair and related costs. While we have disaster recovery plans in place, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, pandemic, required repair or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

We face constant pricing pressure from our customers and competitors, which may decrease our profit margins.

Competition in the PCB market is intense, and we expect that competition will continue to increase, thereby creating a highly aggressive pricing environment. We and some of our competitors have reduced average selling prices in the past. In addition, competitors may reduce their average selling prices faster than our ability to reduce costs, which can also accelerate the rate of decline of our selling prices. When prices decline, we may also be required to write down the value of our inventory.

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

The pricing pressure we face on our products requires us to introduce new and more advanced technology products to maintain average selling prices or reduce any declines in average selling prices. As we shift production to more advanced, higher-density PCBs, we tend to make significant investments in plants and other capital equipment and incur higher costs of production, which may not be recovered.

The prominence of EMS companies as our customers could reduce our gross margins, potential sales, and customers.

Sales to EMS companies represented approximately 38% and 41% of our net sales for the quarters ended March 30, 2015 and March 31, 2014, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

We operate on a global basis and are subject to anti-corruption, anti-bribery, and anti-kickback laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (the FCPA). The FCPA and similar anti-corruption, anti-bribery, and anti-kickback laws in other jurisdictions generally prohibit companies and their intermediaries and agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery, and anti-kickback laws may conflict with local customs and practices. We also, from time to time, undertake business ventures with state-owned companies or enterprises.

Our global business operations must also comply with all applicable domestic and foreign export control laws, including International Traffic In Arms Regulations (ITAR), and Export Administration Regulations (EAR). Some items we manufacture are controlled for export by the U.S. Department of Commerce’s Bureau of Industry and Security under EAR.

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

Our global business operations also must be conducted in compliance with applicable economic sanctions laws and regulations, such as laws administered by the U.S. Department of the Treasury’s Office of Foreign Asset Control, the U.S. State Department, and the U.S. Department of Commerce. We must comply with all applicable economic sanctions laws and regulations of the United States and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges, or loss of authorizations needed to conduct aspects of our international business.

In certain countries, we may engage third-party agents or intermediaries, such as customs agents, to act on our behalf, and if these third-party agents or intermediaries violate applicable laws, their actions may result in criminal or civil fines or penalties or other sanctions being assessed against us. We take certain measures designed to ensure our compliance with U.S. export and economic sanctions laws, anti-corruption laws and regulations, and export control laws. However, it is possible that some of our products were sold or will be sold to distributors or other parties, without our knowledge or consent, in violation of applicable law. There can be no assurances that we will be in compliance in the future. Any such violation could result in significant criminal or civil fines, penalties, or other sanctions and repercussions, including reputational harm, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Environmental law violations, including the failure to maintain required environmental permits, could subject us to fines, penalties, and other sanctions, including the revocation of our effluent discharge permits. This could require us to cease or limit production at one or more of our facilities and could have a material adverse effect on our business, financial condition, and results of operations. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

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

Certain of our employees have access to, or signature authority with respect to, bank accounts or other company assets, which could expose us to fraud or theft. In addition, certain employees have access to certain precious metals used in connection with our manufacturing and key information technology (IT) infrastructure and to customer and other information that is commercially valuable. Should any employee, for any reason, steal any such precious metals (which has occurred from time to time), compromise our IT systems, or misappropriate customer or other information, we could incur losses, including losses relating to claims by our customers against us, and the willingness of customers to do business with us may be damaged. Additionally, in the case of our defense business, we could be debarred from future participation in government programs. Any such losses may not be fully covered by insurance.

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

Consolidation among our customers could materially adversely affect our business, financial condition, and results of operations.

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

Our five largest OEM customers accounted for approximately 47% and 39% of our net sales for the quarters ended March 30, 2015 and March 31, 2014, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 38% and 41% of our net sales for the quarters ended March 30, 2015 and March 31, 2014, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We rely on suppliers for the timely delivery of raw materials and components used in manufacturing our PCBs and backplane assemblies. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and other potential suppliers exist. The components for backplane assemblies in some cases have limited or sole sources of supply. Consolidations and restructuring in our supplier base may result in adverse materials pricing due to reduction in competition among our suppliers. Furthermore, if a raw material or component supplier fails to satisfy our product quality standards, including standards relating to “conflict minerals” (See “— We are subject to risks for the use of certain metals from “conflict minerals” originating in the Democratic Republic of the Congo.”), it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

We may need additional capital in the future to fund investments in our operations, refinance our indebtedness, and to maintain and grow our business, and such capital may not be available on a timely basis, on acceptable terms, or at all.

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. If we are unable to fund our capital requirements as currently planned, however, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund capital equipment purchases to increase production capacity, upgrade and expand our technological capabilities and replace aging equipment or introduce new products;
•	to refinance our existing indebtedness;
•	to fund our operations beyond 2015;
•	to fund working capital requirements for future growth that we may experience;
•	to enhance or expand the range of services we offer;
•	to increase our sales and marketing activities; or
•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.

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

Our operations could be materially adversely affected by a shortage of utilities or a discontinuation of priority supply status offered for such utilities.

The manufacturing of PCBs requires significant quantities of electricity and water. Our Asia Pacific operations have historically purchased substantially all of the electrical power for their manufacturing plants in China from local power plants. Because China’s economy has recently been in a state of growth, the strain on the nation’s power plants is increasing, which has led to continuing power outages in various parts of the country. There may be times when our operations in China may be unable to obtain adequate sources of electricity to meet production requirements. Various regions in China have in the past experienced shortages of both electricity and water and unexpected interruptions of power supply. From time to time, the Chinese government rations electrical power, which can lead to unscheduled production interruptions at our manufacturing facilities.

In addition, certain of the areas in which our North America operations have manufacturing facilities, particularly in California, have experienced power and resource shortages from time to time, including mandatory periods without electrical power, changes to water availability, and significant increases in utility and resource costs. California has also recently experienced drought conditions, prompting the Governor of California to proclaim a Drought State of Emergency. Due to the severe drought conditions, some local and regional water districts and the state government are implementing policies or regulations that restrict water usage and increase the cost of water.

We do not generally maintain any back-up power generation facilities or reserves of water for our operations, so if we were to lose supplies of power or water at any of our facilities, we would be required to cease operations until such supply was restored. Any resulting cessation of operations could materially adversely affect our ability to meet our customers’ orders in a timely manner, thus potentially resulting in a loss of business, along with increased costs of manufacturing, and under-utilization of capacity. In addition, the sudden cessation of our power or water supply could damage our equipment, resulting in the need for costly repairs or maintenance, as well as damage to products in production, resulting in an increase in scrapped products.

For example, in the third quarter of 2014, one of our principal plants was affected by a five day unexpected power outage, which increased our manufacturing costs. There can be no assurance that our required utilities would not in the future experience material interruptions, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our future success depends to a large extent on the services of our key managerial employees. We may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. We can make no assurances that future changes in executive management will not have a material adverse effect on our business, financial condition, or results of operations. Our business also depends on our continuing ability to recruit, train, and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense, and the loss of these employees could harm our business. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Our manufacturing processes depend on the collective industry experience of our employees. If a significant number of these employees were to leave us, it could limit our ability to compete effectively and could materially adversely affect our business, financial condition, and results of operations.

We have limited patent or trade secret protection for our manufacturing processes. We rely on the collective experience of our employees involved in our manufacturing processes to ensure that we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of our employees involved in our manufacturing processes were to leave our employment, and we were not able to replace these people with new employees with comparable experience, our manufacturing processes might suffer as we might be unable to keep up with innovations in the industry. As a result, we may lose our ability to continue to compete effectively. For example, we have experienced a significant amount of employee attrition each year, which has negatively impacted our yield, costs of production, and service times.

We may be exposed to intellectual property infringement claims by third parties that could be costly to defend, could divert management’s attention and resources, and if successful, could result in liability.

We rely on a combination of copyright, patent, trademark, and trade secret laws, confidentiality procedures, contractual provisions, and other measures to protect our proprietary information. All of these measures afford only limited protection. These measures may be invalidated, circumvented, or challenged, and others may develop technologies or processes that are similar or superior to our technology. We may not have the controls and procedures in place that are needed to adequately protect proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain or use information that we regard as proprietary, which could materially adversely affect our business, financial condition, and results of operations.

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

Our business, financial condition, and results of operations could be materially adversely affected by climate change initiatives.

Our manufacturing processes require that we purchase significant quantities of energy from third parties, which results in the generation of greenhouse gases, either directly on-site or indirectly at electric utilities. Both domestic and international legislation to address climate change by reducing greenhouse gas emissions could create increases in energy costs and price volatility. Considerable international attention is now focused on development of an international policy framework to guide international action to address climate change. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect our energy sources and supply choices, as well as increase the cost of energy and raw materials that are derived from sources that generate greenhouse gas emissions.

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

One of the conditions to the Merger is that no temporary restraining order, preliminary or permanent injunction, or other order (as defined in the Merger Agreement) issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect; nor shall there be any statute, rule, regulation, or order enacted, entered, or enforced that prevents or prohibits the consummation of the Merger. Consequently, if the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants’ ability to consummate the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all. If consummation of the Merger is prevented or delayed, it could result in substantial costs to TTM and Viasystems. In addition, TTM and Viasystems could incur significant costs in connection with the Lawsuits, including costs associated with the indemnification of Viasystems’ directors and officers. For additional information, see “Part II. Item 1. Legal Proceedings.”

Our business relationships may be subject to disruption due to uncertainty associated with the Merger.

Parties with which we do business may experience uncertainty associated with the proposed Merger, including with respect to current or future business relationships with us or the combined company. Our business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or the combined company. These disruptions could have a material adverse effect on the business, financial condition, or results of operations of the combined company, including a material adverse effect on our ability to realize the anticipated benefits of the Merger. The risk and adverse effect of such disruptions could be exacerbated by a delay in consummating the Merger or termination of the Merger Agreement.

We may be unable to realize anticipated cost savings or may incur additional costs.

We have identified at least $55 million in annualized cost savings, which are expected to be implemented within the first 12 months following consummation of the Merger. Approximately 40% of the identified cost savings relate to selling, general, and administrative labor-related efficiencies, including rationalizing overlapping functional areas; approximately 36% of the identified cost savings relate to non-labor selling, general, and administrative costs, including service provider contract rationalization with the goal of increasing overhead efficiencies and avoiding duplicative efforts; and approximately 24% of the identified cost savings relates to plant operating efficiencies. Our estimates of costs to achieve these cost savings do not include non-cash restructuring costs relating to potential plant optimizations or any write-downs of long-lived assets or intangible assets, as we have not conducted our review of the operations of the combined company, and any such non-cash amounts may be material. To realize the anticipated cost savings, we expect to incur cash expenses of approximately $26 million in 2015, including approximately $9.9 million in change-in-control related payments noted below.

In addition, we expect to incur a number of non-recurring costs associated with combining the operations of the two companies. Most of these non-recurring costs will be comprised of transaction and regulatory costs related to the Merger, including fees paid to financial and legal advisors related to the Merger and related financing arrangements, and employment-related costs. We expect to incur total merger-related costs of approximately $32.2 million, of which $14.2 million has been incurred through the quarter ended March 30, 2015 and consists primarily of investment bank fees, legal fees, and other professional fees, approximately $61.4 million in premiums, accrued interest, and other costs to refinance the debt of Viasystems, and approximately $23.8 million of debt issuance costs. In addition, pursuant to change-in-control provisions in Viasystems’ employment agreements with certain executives, such executives may be entitled to receive change-in-control related payments in an amount equal to approximately $9.9 million upon a termination of employment.

While our management believes these cost savings are achievable, our ability to achieve such estimated cost savings in the timeframe described is subject to various assumptions by management, which may or may not be realized, as well as the incurrence of other costs in our operations that offset all or a portion of such cost savings. As a consequence, we may not be able to realize all of these cost savings within the time frame expected or at all. In addition, TTM may incur additional and/or unexpected costs in order to realize these cost savings. See “—The integration of Viasystems may present significant challenges to TTM, and although TTM expects the Merger with Viasystems will result in cost savings, synergies, and other benefits to TTM, TTM may not realize those benefits because of difficulties related to integration, the realization of synergies, and other challenges.”

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

Prior to the consummation of the Merger, the parties may, by their mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the Merger Consideration to be received by Viasystems stockholders, assets to be acquired, or any covenants or agreements with respect to the parties’ respective operations during the pendency thereof, except that no amendment may be made without further stockholder approval which, by law or in accordance with the rules of the Nasdaq Global Market, requires further approval by Viasystems’ stockholders. Any such amendments or alterations may have negative consequences, including reducing the cash available for our operations or to meet obligations or restricting or limiting our assets or operations. Under certain circumstances, Viasystems stockholders may be permitted or required to adopt any such amendments, which could delay the consummation of the Merger and subject us to additional expense.

The consummation of the Merger is subject to antitrust and other regulatory approvals, and any delay in the consummation of the Merger may substantially reduce the benefits that we expect to obtain from the Merger.

Satisfying the conditions to, and consummation of, the Merger may take longer than, and could cost more than, we expect. We cannot predict whether or when the conditions to the Merger will be satisfied, and satisfying the conditions to the Merger, including obtaining United States antitrust approval, and approval from the Committee on Foreign Investment in the United States, could delay the effective time of the Merger for a significant period of time or prevent it from occurring. Any delay in consummating the Merger or any additional conditions imposed in order to consummate the Merger, including divestitures required to obtain the approvals of antitrust authorities, may not only materially adversely affect the cost savings and other benefits that we expect to achieve if the Merger and the integration of the companies’ respective businesses are completed within the expected timeframe, but also may result in the sale of business lines that generate certain of our net sales, operating income, and cash flows.

Efforts may be made by regulatory authorities or private parties to rescind the Merger, place restrictions on the business of the combined company, or require divestitures to gain the approval of regulatory authorities with respect to the Merger.

The consummation of the Merger is conditioned upon the expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act) waiting period and the receipt of certain other approvals, including foreign approvals under the applicable antitrust and competition laws of China, Germany, and Estonia. As of the date of this report, we have received the required antitrust approvals under the applicable antitrust and competition laws of China, Germany, and Estonia. We have not yet received the necessary approval from the Committee on Foreign Investment in the United States. Additionally, we received a second request for additional information and documentary material (the Second Request) from the Antitrust Division of the U.S. Department of Justice, Federal Trade Commission (the FTC) on December 4, 2014, which extends the waiting period under the HSR Act until 30 days after we have substantially complied with the FTC’s Second Request, unless the waiting period is extended voluntarily by us or terminated earlier by the FTC. We have provided the FTC with all requested information and intend to continue to cooperate fully with the FTC in complying with the Second Request.

Notwithstanding the expiration of the statutory waiting periods or an extension thereto and receipt of clearance of the Merger from the applicable regulatory authorities, at any time after consummation of the Merger, the FTC, or any state or foreign regulatory authority, could take action under antitrust laws as it deems necessary or desirable in the public interest, including seeking to rescind the Merger or the divestiture of shares purchased or particular assets held by the combined company, in addition to other restrictions. Moreover, a competitor, customer, or other third party could initiate a private action under antitrust laws challenging the Merger after it has been consummated. There can be no assurance that a challenge to the Merger on antitrust grounds after the consummation of the Merger will not be made or, if this challenge is made, what the result will be.

If the challenging party is successful, the Merger may be rescinded or we may be subject to requirements, limitations, or costs, required to make divestitures or have restrictions placed on the conduct of the combined company’s business. If we agree to any material requirements, limitations, costs, divestitures or restrictions, these requirements, limitations, costs, divestitures or restrictions could adversely affect our ability to integrate Viasystems’ operations with TTM’s operations and/or reduce the anticipated benefits of the Merger. This could have a material adverse effect on the combined company’s business and results of operations.

Additionally, while the Merger is conditioned on the satisfaction of applicable regulatory requirements, it is not conditioned on the absence of any changes to the business of TTM, Viasystems, and the combined company that may be necessitated by such regulatory authorities to obtain approvals.

As a result of the Merger, our goodwill, indefinite-lived intangible assets, and other intangible assets on our consolidated balance sheet will increase. If its goodwill, indefinite-lived intangible assets, or other intangible assets become impaired in the future, we would be required to record a material, non-cash charge to earnings, which would also reduce our stockholders’ equity.

        Under U.S. GAAP, goodwill and indefinite-lived intangible assets are reviewed for impairment on an annual basis (or more frequently if events or circumstances indicate that their carrying value may not be recoverable) and other intangible assets are similarly reviewed for impairment if events or circumstances indicate that their carrying value may not be recoverable. If our goodwill, indefinite-lived intangible assets, or other intangible assets are determined to be impaired in the future, we will be required to record a non-cash charge to earnings during the period in which the impairment is determined, and any such charges may be material. In the past, we have experienced impairments of goodwill, definite-lived intangibles and long-lived assets due to weaker than expected operating results or changes in market conditions that were different than those anticipated and impacted the fair value of such assets. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to the Combined Company following the Merger

Failure to achieve expected benefits of the Merger and to integrate Viasystems’ operations with TTM’s could materially adversely affect us following the completion of the Merger.

Although we expect to realize strategic, operational, and financial benefits as a result of the Merger, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. In particular, the success of the Merger will depend on achieving efficiencies and cost savings, and no assurances can be given that we will be able to do so. For example, costs associated with Viasystems’ legal proceedings and other loss contingencies may be greater than expected. In addition, in order to obtain the benefits of the Merger, we must integrate Viasystems’ operations. Such integration may be complex, and the failure to do so quickly and effectively may negatively affect earnings.

We may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could materially adversely affect our business, financial condition, and results of operations.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated, and qualified managerial and professional personnel, including, following the Merger, key employees of Viasystems. Key employees of TTM or Viasystems may depart for a variety of reasons, including because of issues relating to the difficulty of integration or accelerated retirement as a result of amounts received in connection with the Merger. If key employees of TTM or Viasystems depart, the integration of the companies may be more difficult, and the combined company’s business following the Merger may be harmed. Furthermore, we may have to incur significant costs in identifying, hiring, and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of TTM or Viasystems, and our ability to realize the anticipated benefits of the Merger may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with integrating employees into TTM. Accordingly, no assurance can be given that we will be able to attract or retain key employees of TTM and Viasystems to the same extent that those companies have been able to attract or retain their own employees in the past.

The combined company may require additional capital in the future, which may not be available to it on satisfactory terms, if at all.

After consummation of the Merger, we will require liquidity to fund our operations and make capital expenditures, as well as interest and principal payments on our debt. To the extent that the funds generated by the combined company’s ongoing operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If the combined company cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, financial condition, and results of operations, could be adversely affected. Any future equity or debt financing may not be available on terms that are favorable to the combined company, if at all.

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

Item 6. Exhibits

Exhibit Number	Exhibits

10.1±	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan

10.2±	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan

10.3±	TTM Technologies, Inc. Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan

10.4±	Form of Executive Change in Control Severance Agreement and schedule of agreements

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

±	Management contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman
Dated: May 5, 2015	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull
Dated: May 5, 2015	Todd B. Schull
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

10.1±	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan

10.2±	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan

10.3±	TTM Technologies, Inc. Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan

10.4±	Form of Executive Change in Control Severance Agreement and schedule of agreements

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

±	Management contract or Compensation Plan