Form 10-Q
period 2015-06-29
TTM TECHNOLOGIES INC
filed 2015-08-10
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2015

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at August 6, 2015: 99,124,651

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	June 29, 2015	December 29, 2014
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$148,948	$279,042
Restricted cash	22,021	—
Accounts and notes receivable, net	461,483	307,933
Accounts receivable due from related parties	2,852	4,934
Inventories	295,340	145,187
Prepaid expenses and other current assets	51,965	61,027

Total current assets	982,609	798,123
Property, plant and equipment, net	1,181,434	754,718
Goodwill and definite-lived intangibles, net	470,033	31,361
Deposits and other non-current assets	45,760	17,087

	$2,679,836	$1,601,289

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt and convertible notes, net of discount	$87,126	$128,045
Accounts payable	378,490	217,326
Accounts payable due to related parties	15,739	17,950
Accrued salaries, wages and benefits	85,235	43,497
Equipment payable	27,395	47,212
Other accrued expenses	77,580	41,982

Total current liabilities	671,565	496,012

Convertible senior notes, net of discount	200,748	197,042
Long-term debt, net of discount	910,047	177,600
Other long-term liabilities	57,212	15,171

Total long-term liabilities	1,168,007	389,813

Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 99,122 and 83,345 shares issued and outstanding in 2015 and 2014, respectively	99	83
Additional paid-in capital	740,186	586,709
Retained earnings	43,255	76,421
Statutory surplus reserve	21,236	21,236
Accumulated other comprehensive income	31,436	31,015

Total TTM Technologies, Inc. stockholders’ equity	836,212	715,464
Noncontrolling interest	4,052	—

Total equity	840,264	715,464

	$2,679,836	$1,601,289

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended June 29, 2015 and June 30, 2014

	Quarter Ended		Two Quarters Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
	(Unaudited) (In thousands, except per share data)
Net sales	$445,445	$297,635	$774,609	$589,530
Cost of goods sold	384,255	259,035	661,860	512,424

Gross profit	61,190	38,600	112,749	77,106

Operating expenses:
Selling and marketing	12,301	8,637	21,756	17,960
General and administrative	52,039	22,684	86,508	45,178
Amortization of definite-lived intangibles	3,910	2,236	5,784	4,472
Impairment of long-lived assets	—	1,845	—	1,845
Gain on sale of asset	—	—	(2,504)	—

Total operating expenses	68,250	35,402	111,544	69,455

Operating (loss) income	(7,060)	3,198	1,205	7,651

Other income (expense):
Interest expense	(12,778)	(5,915)	(18,543)	(12,121)
Loss on extinguishment of debt	(802)	—	(802)	(506)
Other, net	681	121	266	(3,274)

Total other expense, net	(12,899)	(5,794)	(19,079)	(15,901)

Loss before income taxes	(19,959)	(2,596)	(17,874)	(8,250)
Income tax (provision) benefit	(16,624)	(508)	(15,263)	1,347

Net loss	(36,583)	(3,104)	(33,137)	(6,903)
Less: Net income attributable to the noncontrolling interest	(29)	—	(29)	—

Net loss attributable to TTM Technologies, Inc. stockholders	$(36,612)	$(3,104)	$(33,166)	$(6,903)

Loss per share attributable to TTM Technologies, Inc. stockholders:
Basic loss per share	$(0.41)	$(0.04)	$(0.38)	$(0.08)

Diluted loss per share	$(0.41)	$(0.04)	$(0.38)	$(0.08)

Weighted-average shares used in computing per share amounts:
Basic	88,834	83,336	86,218	83,130

Diluted	88,834	83,336	86,218	83,130

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Loss

For the Quarter and Two Quarters Ended June 29, 2015 and June 30, 2014

	Quarter Ended		Two Quarters Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
	(Unaudited) (In thousands)
Net loss	$(36,583)	$(3,104)	$(33,137)	$(6,903)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Unrealized gain (loss) during the period, net	1,112	(722)	2,175	(12,816)
Gain realized in the statement of operations	—	—	(1,786)	—

Net	1,112	(722)	389	(12,816)

Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	—	—	(53)	120
Loss realized in the statement of operations	43	40	85	65

Net	43	40	32	185

Unrealized gains (losses) on available for sale securities:
Unrealized loss on available for sale securities during period	—	—	—	(20)
Loss realized in the statement of operations	—	46	—	83

Net	—	46	—	63

Other comprehensive income (loss), net of tax	1,155	(636)	421	(12,568)

Comprehensive loss	(35,428)	(3,740)	(32,716)	(19,471)
Less: comprehensive income attributable to the noncontrolling interest	(29)	—	(29)	—

Comprehensive loss attributable to TTM Technologies, Inc. stockholders	$(35,457)	$(3,740)	$(32,745)	$(19,471)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended June 29, 2015 and June 30, 2014

	Two Quarters Ended
	June 29, 2015	June 30, 2014
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(33,137)	$(6,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	54,312	47,144
Amortization of definite-lived intangible assets	5,784	4,472
Accretion of convertible notes debt discount and amortization of debt issuance costs	5,890	5,032
Deferred income taxes	11,955	(1,011)
Stock-based compensation	4,354	4,099
Loss on extinguishment of debt	802	506
Impairment of long-lived assets	—	1,845
Gain on sale of asset	(2,504)	—
Other	(2,097)	2,778
Payment of accreted interest on convertible senior notes	(8,731)	(1,324)
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	56,665	45,947
Inventories	(11,876)	(7,968)
Prepaid expenses and other current assets	11,040	6,868
Accounts payable	(7,516)	(41,784)
Accrued salaries, wages and benefits and other accrued expenses	(2,044)	(26,108)

Net cash provided by operating activities	82,897	33,593

Cash flows from investing activities:
Acquisition, net of cash acquired	(166,601)	—
Designation of cash and cash equivalents to restricted cash	(18,479)	—
Purchase of property, plant and equipment and equipment deposits	(46,463)	(53,912)
Proceeds from sale of property, plant and equipment and asset held for sale	21,297	1,071

Net cash used in investing activities	(210,246)	(52,841)

Cash flows from financing activities:
Proceeds from new long-term borrowings	950,000	30,000
Proceeds from borrowing on revolving loan	80,000	—
Repayment of assumed long-term debt in acquisition	(669,024)	—
Repayment of long-term debt borrowing	(273,802)	(48,102)
Repurchase of convertible senior notes	(23,664)	(5,411)
Payment of debt issuance costs	(33,747)	(1,626)
Payment of original issue discount	(33,250)	—
Purchase of convertible senior note hedge	—	(7,953)
Proceeds from warrants	—	4,053
Proceeds from exercise of stock options	427	—

Net cash used in financing activities	(3,060)	(29,039)

Effect of foreign currency exchange rates on cash and cash equivalents	315	(224)

Net decrease in cash and cash equivalents	(130,094)	(48,511)
Cash and cash equivalents at beginning of period	279,042	330,554

Cash and cash equivalents at end of period	$148,948	$282,043

Noncash transactions:
Property, plant and equipment recorded in equipment payable and accounts payable	$28,464	$58,548
Common stock issued in connection with Viasystems acquisition (Note 2)	149,006	—

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global provider of time-critical and technologically complex printed circuit board (PCB) products and backplane assemblies (i.e., PCBs populated with electronic components and other complex electronic assemblies). The Company provides time-to-market and advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

Additionally, the Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, touchscreen tablets and smartphones, as well as the aerospace and defense, automotive, high-end computing, and industrial/medical industries. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-03, Interest-Imputation of Interest, which requires an entity to record debt issuance costs related to a note reported in the balance sheet as a direct deduction from the face amount of that note. The update is effective for annual periods ending after December 15, 2015. Early application is permitted. The standard requires the use of the retrospective transition method. The impact on the Company’s consolidated financial statements is not expected to be material.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company adopted ASU 2014-15 at the beginning of 2015, and the Company’s adoption did not have an impact on its ongoing reporting.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company at the beginning of fiscal year 2018, however application of the standard is allowed as early as the beginning of fiscal 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has the Company determined the effect of the standard on its ongoing financial reporting.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(2) Acquisition of Viasystems Group, Inc.

On May 31, 2015, the Company completed the acquisition of Viasystems Group, Inc. (Viasystems), for total consideration of $248,824 in cash and 15,082 shares of TTM common stock with a fair value of $149,006. Additionally, in connection with the completion of the acquisition, the Company assumed and refinanced Viasystems’ debt, which was approximately $669,024 as of May 31, 2015. Viasystems is a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and electro-mechanical solutions (E-M Solutions). Viasystems’ products are found in a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems, and complex industrial, medical, and other technical instruments. Viasystems’ E-M Solutions services can be bundled with its PCBs to provide an integrated solution to customers. Viasystems operates 15 manufacturing facilities worldwide: eight in the United States, five in the People’s Republic of China (China), and one each in Canada and Mexico. Viasystems serves a diversified customer base of over 1,000 customers in various markets throughout the world.

Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $22,627 and $30,862 for the quarter and two quarters ended June 29, 2015, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed statements of operations. There were no bank fees or legal, accounting, or other professional service costs associated with the Viasystems acquisition for the quarter or two quarters ended June 30, 2014.

The following summarizes the components of the purchase price:

(In thousands)
Value of TTM common stock issued	$149,006
Cash consideration	248,824

397,830
Debt assumed	669,024

Enterprise value	$1,066,854

The value of the shares of the Company’s common stock used in determining the purchase price was $9.88 per share, the closing price of the Company’s common stock on May 29, 2015, the last business day prior to the effective date of the acquisition.

Preliminary Purchase Price Allocation

The purchase price of the Viasystems acquisition was allocated to tangible and intangible assets acquired, liabilities assumed and noncontrolling interest based on preliminary estimates of fair value at the date of the acquisition (May 31, 2015). The excess of the purchase price over the fair value of net assets acquired and noncontrolling interest was allocated to goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition.

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired, liabilities assumed and noncontrolling interest. The following summarizes the preliminary estimated fair values of net assets acquired and noncontrolling interest:

(In thousands)
Cash	$82,223
Restricted cash	3,542
Trade and notes receivables ($216,703 contractual gross receivables)	208,133
Inventories	138,277
Other current assets	31,023
Property, plant and equipment	452,836
Identifiable intangible assets	146,500
Goodwill	297,932
Other assets	672
Current liabilities	(247,840)
Long-term debt	(669,024)
Other liabilities	(42,421)
Noncontrolling interest	(4,023)

Total	$397,830

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Due to the fact that the Viasystems acquisition has just recently occurred in the current interim period, the magnitude of the transaction, and the significant information to be obtained and analyzed resides in a foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired, liabilities assumed and noncontrolling interest, but in no case to exceed more than one year from the date of acquisition. As of June 29, 2015, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, other liabilities, and noncontrolling interest. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

Inventories

The Company acquired $138,277 of inventories as a result of the acquisition. Finished goods were valued at estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. Work-in-process inventory was valued at estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance for the completion and selling effort. Raw materials were valued at estimated replacement cost.

Property, Plant and Equipment

The fair value of property, plant and equipment was determined by utilizing three approaches: the cost, sales comparison, and income capitalization approaches, each including management assumptions. Each approach assumes valuation of the property at the property’s highest and best use.

Noncontrolling Interest

Noncontrolling interest consists of a 5% equity interest in a manufacturing facility in Huiyang, China.

Identifiable Intangible Assets

Acquired identifiable intangible assets include customer relationships and technology. The fair value of the identifiable intangible assets was determined using various income approach methods including excess earnings to determine the present value of expected future cash flows for each identifiable intangible asset based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants. The preliminary estimated fair value assigned to each class of intangible assets and the related weighted average amortization periods are as follows:

	Estimated fair value	Weighted-average amortization period
	(In thousands)
Customer relationships	$143,500	8.2 years
Technology	3,000	3.0 years

	$146,500

Goodwill

Goodwill represents the excess of the Viasystems purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interest. Prior to the Company’s acquisition of Viasystems, the Company had two reporting segments based on geographical location of operations, North America and Asia Pacific, consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its reporting segments and determined that it has three reporting segments, two based on geographical location of operations, North America and Asia Pacific, and Viasystems. The excess purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interest has been appropriately allocated to the Viasystems reporting segment.

The Company believes that the acquisition of Viasystems will produce the following significant benefits:

•

Strengthens the Company’s Position as a Global Market Leader. The combination of the Company and Viasystems will create one of the largest and most diversified PCB manufacturers in the world. The addition of Viasystems extends the Company’s product technologies, production and development solutions, and customer base.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

•

Enhances End Market and Customer Diversification and Provides Entry to Attractive Automotive Markets. The Company believes that the combination will expand and diversify the Company’s customer base, end markets served, and product suite. The combination will significantly increase the Company’s presence in the automotive end market and provide, among other cross-selling opportunities, the opportunity to market the Company’s advanced technology PCBs to automotive customers. In addition, the combination will expand the Company’s presence in the Medical, Industrial and Instrumentation, Networking / Communications, and Aerospace/ Defense end markets.

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for Viasystems, in relation to other acquired tangible and intangible assets. The goodwill acquired in the acquisition is not deductible for income tax purposes subject to certain tax elections that are currently being considered.

Results of Operations

Included in the consolidated condensed statements of operations are net sales of $93,194, excluding intercompany sales, and a net loss of $6,096 from the Viasystems operations for the quarter and two quarters ended June 29, 2015.

Pro forma Financial Information

The unaudited pro forma financial information in the table below gives effect to this acquisition as if it had occurred at the beginning of fiscal 2014. The pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets and acquired inventory, depreciation of acquired fixed assets, and other non-recurring transactions costs directly associated with the acquisitions such as legal, accounting and banking fees.

	Quarter Ended		Two Quarters Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
	(In thousands, except per share data)
Net sales	$647,632	$598,564	$1,281,425	$1,186,371
Net loss attributable to TTM Technologies, Inc. stockholders	(23,775)	(5,399)	(21,363)	(36,445)
Basic loss per share	$(0.23)	$(0.05)	$(0.21)	$(0.37)

Dilutive loss per share	$(0.23)	$(0.05)	$(0.21)	$(0.37)

The pro forma financial information as presented above is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Viasystems acquisition occurred at the beginning of the earliest period presented, or the results that may be achieved in future periods.

Viasystems Acquisition Litigation

Since the public announcement on September 22, 2014 of the execution of the Agreement and Plan of Merger, TTM, Viasystems, and the members of the Viasystems board of directors (the Viasystems Board) have been named as defendants in two putative class action complaints challenging the acquisition of Viasystems. See Note 13 to these Consolidated Condensed Financial Statements for additional information.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(3) Inventories

Inventories as of June 29, 2015 and December 29, 2014 consisted of the following:

	As of
	June 29, 2015	December 29, 2014
	(In thousands)
Inventories:
Raw materials	$78,316	$44,477
Work-in-process	112,107	57,544
Finished goods	104,917	43,166

	$295,340	$145,187

(4) Impairment and Sale of Suzhou, China Manufacturing Facility

The Company ceased manufacturing at its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary, which held its Suzhou, China manufacturing facility, and shut down its operations in 2013. This subsidiary was included in the Company’s Asia Pacific operating segment.

In the quarter ended June 30, 2014, the Company recorded an impairment charge for additional assets, related to this manufacturing facility. These assets were originally designated to be transferred to other facilities in China as well as the disposal of a substantial portion of the assets held for sale. As a result, the Company recognized an impairment charge in the amount of $1,845 as the carrying value of the assets was greater than the market value at the date of disposal.

In the fourth quarter of 2014, the Company commenced the process of selling this subsidiary and classified its net assets as assets held for sale at December 29, 2014. Assets held for sale are included in other current assets in the December 29, 2014 consolidated condensed balance sheet.

During the two quarters ended June 29, 2015, the Company sold its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary for $21,275 and recognized a gain of $2,504.

(5) Goodwill and Definite-lived Intangibles

Goodwill

As of June 29, 2015 and December 29, 2014 goodwill was as follows:

	Asia Pacific	Viasystems	Total
	(In thousands)
Balance as of December 29, 2014	$12,111	$—	$12,111
Goodwill recognized during the two quarters ended June 29, 2015	—	297,932	297,932
Foreign currency translation adjustment during the two quarters ended June 29, 2015	10	—	10

Balance as of June 29, 2015	$12,121	$297,932	$310,053

The assignment of goodwill related to the acquisition of Viasystems is preliminary and will be completed in conjunction with the final purchase price allocation.

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Definite-lived Intangibles

As of June 29, 2015 and December 29, 2014, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)					(years)
June 29, 2015:
Customer relationships	$91,492	(77,306)	$—	$429	$14,615	9.2
Trade name	10,302	(9,413)	—	11	900	6.0

Acquired intangibles from acquisition
Customer relationships	143,500	(1,952)	—	—	141,548	8.2
Technology	3,000	(83)	—	—	2,917	3.0

	$248,294	$(88,754)	$—	$440	$159,980

December 29, 2014:
Customer relationships	$120,427	$(74,486)	$(28,935)	$445	$17,451	9.2
Trade name	10,302	(8,520)	—	17	1,799	6.0

	$130,729	$(83,006)	$(28,935)	$462	$19,250

The June 29, 2015 and December 29, 2014 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

All of the definite-lived intangibles are amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles which are amortized using an accelerated method of amortization based on cash flows. Amortization expense was $3,910 and $2,236 for the quarters ended June 29, 2015 and June 30, 2014, respectively, and $5,784 and $4,472 for the two quarters ended June 29, 2015 and June 30, 2014, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

(In thousands)
Remaining 2015	$13,256
2016	23,065
2017	22,842
2018	22,075
2019	17,941

$99,179

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(6) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of June 29, 2015 and December 29, 2014:

	Average Effective Interest Rate as of June 29, 2015	June 29, 2015	Average Effective Interest Rate as of December 29, 2014	December 29, 2014
	(In thousands)
Term loan due May 2021	6.0%	$950,000	—	—
U.S. ABL revolving loan due May 2020	1.9%	80,000	—	—
Term loan due September 2016	—	—	2.55%	$273,800
Other	6.0%	1	6.00%	4

		1,030,001		273,804
Less: Unamortized discount		(32,828)		—

		997,173		273,804
Less: current maturities		(87,126)		(96,204)

Long-term debt, less current maturities		$910,047		$177,600

The calendar maturities of long-term debt through 2019 and thereafter are as follows:

(In thousands)
Remaining 2015	$82,376
2016	16,625
2017	40,375
2018	47,500
2019	47,500
Thereafter	795,625

$1,030,001

New borrowings

On May 31, 2015, in conjunction with the acquisition of Viasystems, the Company entered into a $950,000 Term Loan Credit Agreement (Term Loan). Additionally, the Company entered into a $150,000 U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and a $150,000 Asia Asset-Based Lending Credit agreement (Asia ABL) (collectively the ABL Revolving Loans). The Company drew $80,000 of the U.S. ABL at the closing of the acquisition of Viasystems.

The Term Loan was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 4%, at the Company’s option. At June 29, 2015, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s convertible senior notes. See Note 7 Convertible Senior Notes.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150,000, a letter of credit facility of up to $75,000, and swingline loans of up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 175 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 75 basis points, at the Company’s option. At June 29, 2015, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 1.9%. Beginning in 2016, the applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans and from 50 to 100 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and inventories as well as by a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s convertible senior notes. See Note 7 Convertible Senior Notes. At June 29, 2015, $80,000 of the U.S. ABL was outstanding and classified as short-term debt.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150,000 and a letter of credit facility of up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the convertible senior notes. See Note 7 Convertible Senior Notes. The Company’s Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At June 29, 2015, none of the Asia ABL was outstanding.

The Company is required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis beginning October 1, 2015. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charges coverage ratios. At June 29, 2015, the Company was in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

As of June 29, 2015, remaining unamortized debt discount and debt issuance costs were $32,828 and $33,585, respectively. The debt discount is recorded as a reduction of the Term Loan and is amortized over the duration of the Term Loan. The debt issuance costs are included in other non-current assets and are amortized to interest expense over the duration of the Term Loan and ABL Revolving Loans. The debt discount and the debt issuance costs related to the Term Loan are amortized into interest expense using an effective interest rate of 7.49%. The debt issuance costs related to the ABL Revolving Loans are amortized into interest expense using the straight line method of amortization over the duration of the ABL Revolving Loans. At June 29, 2015, the remaining amortization period for the unamortized debt discount and debt issuance costs was 5.9 years.

The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The U.S. ABL commitment fee may vary from 0.25% to 0.375% based on utilization levels. Additionally, the Company also paid commitment fees of 0.5% per annum on the unused portion of the $90,000 senior secured revolving loan associated with the terminated 2012 credit agreement during the quarter and two quarters ended June 29, 2015. The Company incurred total commitment fees related to unused borrowing availability of $193 and $151 for the quarters ended June 29, 2015 and June 30, 2014, respectively, and $366 and $284 for the two quarters ended June 29, 2015 and June 30, 2014, respectively. As of June 29, 2015, the outstanding amount of the Term Loan was $950,000, of which $7,125 is due for repayment within one year and is included as short-term debt, with the remaining $942,875 included as long-term debt. Additionally, $80,000 of the U.S. ABL and none of the Asia ABL was outstanding as of June 29, 2015. Available borrowing capacity under the U.S. ABL and Asia ABL was $65,444, which considers the letter of credit outstanding of $4,556 mentioned below, and $150,000, respectively, at June 29, 2015.

Letters of Credit

The Company has up to $75,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively, as mentioned above. As of June 29, 2015, letters of credit in the amount of $4,556 were outstanding under the U.S. ABL. The Company has other standby letters of credit outstanding in the amount of $20,516, which expire between July 2, 2015 and May 16, 2016. These other standby letters of credit are securitized by cash collateral. As such, the Company has recorded such cash as restricted on the consolidated condensed balance sheet as of June 29, 2015. There were no such arrangements at December 29, 2014.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $37,100 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2015. As of June 29, 2015, the Chinese Revolver had not been drawn upon.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Loss on Extinguishment of Debt

The Company became a party to its current Term Loan and ABL Revolving Loans during the second quarter ended June 29, 2015 in order to refinance and pay in full the remaining outstanding amount of $225,700 under an existing 2012 credit agreement, as well as to finance the acquisition of Viasystems and refinance Viasystems’ outstanding debt. As a result, the Company recognized losses of approximately $802 for the quarter and two quarters ended June 29, 2015 resulting from the write off of the remaining unamortized debt issuance costs associated with the terminated 2012 credit agreement.

(7) Convertible Senior Notes

Convertible Senior Notes due 2020

The Company issued 1.75% convertible senior notes due December 15, 2020, in a public offering for an aggregate principal amount of $250,000. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and are senior in right of payment to any of the Company’s future subordinated indebtedness.

Convertible Senior Notes due 2015

The Company issued 3.25% convertible senior notes due on May 15, 2015, in a public offering for an aggregate principal amount of $175,000. During the quarter ended June 29, 2015, the outstanding principal of $32,395 plus accrued interest was paid in full.

As of June 29, 2015 and December 29, 2014, the following summarizes the liability and equity components of the convertible senior notes:

	As of June 29, 2015			As of December 29, 2014
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(in thousands)
Liability components:
Convertible senior notes due 2020	$250,000	$(49,252)	$200,748	$250,000	$(52,958)	$197,042
Convertible senior notes due 2015	—	—	—	32,395	(554)	31,841

Total	$250,000	$(49,252)	$200,748	$282,395	$(53,512)	$228,883

	As of June 29, 2015			As of December 29, 2014
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Equity components:
Additional paid-in capital:
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311	$60,227	$(1,916)	$58,311
Convertible senior notes due 2015	—	—	—	39,781	(1,413)	38,368

Total	$60,227	$(1,916)	$58,311	$100,008	$(3,329)	$96,679

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The components of interest expense resulting from the convertible senior notes for the quarter and two quarters ended June 29, 2015 and June 30, 2014 were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
	(In thousands)
Contractual coupon interest
Convertible senior notes due 2020	$1,094	$1,094	$2,187	$2,179
Convertible senior notes due 2015	131	263	395	526

	$1,225	$1,357	$2,582	$2,705

Amortization of debt discount
Convertible senior notes due 2020	$1,867	$1,751	$3,705	$3,515
Convertible senior notes due 2015	187	345	554	683

	$2,054	$2,096	$4,259	$4,198

Amortization of debt issuance costs
Convertible senior notes due 2020	$187	$175	$371	$353
Convertible senior notes due 2015	19	35	56	69

	$206	$210	$427	$422

As of June 29, 2015 and December 29, 2014, remaining unamortized debt issuance costs included in other non-current assets were $4,936 and $5,363, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At June 29, 2015, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 5.5 years.

For the quarter and two quarters ended June 29, 2015 and June 30, 2014, the amortization of debt discount and debt issuance costs for the 2020 convertible senior notes and the 2015 convertible senior notes was based on an effective interest rate of 6.48% and 8.37%, respectively.

(8) Income Taxes

The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from the Company’s operations in lower-tax jurisdictions such as China, the apportioned state income tax rates, generation of other credits and deductions available to the Company, changes in valuation allowances, and certain non-deductible items.

During the quarter ended June 29, 2015, the Company’s effective tax rate was impacted by discrete tax expense of $11,490 mainly comprised of (i) providing for a full valuation allowance of $19,588 against the Company’s existing U.S. net deferred tax assets as it is not more likely than not that the U.S. deferred tax assets will not be realized after the acquisition of Viasystems due to cumulative historical and projected U.S. losses as a combined company; and (ii) the reversal of deferred tax liabilities of $8,316 related to the Company’s decision to indefinitely reinvest the foreign earnings attributable to the backplane assembly facility in Shanghai, China. Further, no tax benefit was recorded on the losses incurred in the U.S. and certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions.

For the two quarters ended June 29, 2015, and June 30, 2014, the Company’s effective tax rate was further impacted by a discrete tax benefit resulting from the retroactive approval of the high technology enterprise status for certain subsidiaries in China within the Company’s Asia Pacific operating segment.

Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s foreign earnings attributable to the Asia Pacific operating segment will be indefinitely reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

Certain entities in China operated under tax incentives effective through 2016. The tax incentives decreased Chinese taxes by $971 and $3,702, which increased both basic and diluted earnings per share by $0.01 and $0.04 for the quarter and two quarters ended June 29, 2015, respectively.

As a result of the acquisition of Viasystems, the Company’s unrecognized tax benefit including interest and penalty increased by $29,372 during the quarter ended June 29, 2015.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(9) Financial Instruments

Derivatives

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts as of June 29, 2015 and December 29, 2014 was approximately $13,353 and $29,142, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	June 29, 2015	December 29, 2014
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other accrued expenses	$—	$(12)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Other accrued expenses	(2,828)	(5,050)

		$(2,828)	$(5,062)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Quarter Ended
		June 29, 2015			June 30, 2014
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Foreign currency forward	Depreciation expense	$—	$(43)	$—	$—	$(40)	$—

		$—	$(43)	$—	$—	$(40)	$—

		For the Two Quarters Ended
		June 29, 2015			June 30, 2014
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Foreign currency forward	Depreciation expense	$(53)	$(85)	$—	$120	$(65)	$—

		$(53)	$(85)	$—	$120	$(65)	$—

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income (loss) for the two quarters ended June 29, 2015 and June 30, 2014:

	For the Two Quarters Ended
	June 29, 2015	June 30, 2014
	(In thousands)
Beginning balance unrealized loss, net of tax	$(1,424)	$(1,613)
Changes in fair value (loss) gain, net of tax	(53)	120
Reclassification to earnings	85	65

Ending balance unrealized loss, net of tax	$(1,392)	$(1,428)

The Company expects that approximately $175 of expense will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net (loss) gain recognized in other, net in the consolidated condensed statements of operations related to foreign exchange contracts not designated as hedges was $(341) and $432 for the quarters ended June 29, 2015 and June 30, 2014, respectively and $(258) and $954 for the two quarters ended June 29, 2015 and June 30, 2014, respectively.

(10) Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss) as of June 29, 2015 and December 29, 2014:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at December 29, 2014	$32,439	$(1,424)	$31,015
Other comprehensive income (loss) before reclassifications	2,175	(53)	2,122
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,786)	85	(1,701)

Other comprehensive loss	389	32	421

Ending balance at June 29, 2015	$32,828	$(1,392)	$31,436

The following provides a summary of reclassifications out of accumulated other comprehensive income for the quarter and two quarters ended June 29, 2015 and June 30, 2014:

		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		For the Quarter Ended		For the Two Quarters Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Statement of Operations Location	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Gain on foreign currency translation	Gain on sale of assets, net of tax	$—	$—	$(1,786)	$—

Loss on cash flow hedges	Depreciation expense, net of tax	$43	$40	$85	$65

Loss on available for sale securities	Other, net, net of tax	$—	$46	$—	$83

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(11) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are in diverse end markets. Many customers to which the Company extends credit are located outside the United States, with the exception of certain customers in the aerospace and defense industries. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter ended June 29, 2015, one customer accounted for approximately 22% of the Company’s net sales. For the quarter ended June 30, 2014, no one customer accounted for 10% or more of the Company’s net sales. For the two quarters ended June 29, 2015 and June 30, 2014, one customer accounted for approximately 24% and 12%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarters or two quarters ended June 29, 2015 and June 30, 2014.

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

The carrying amount and estimated fair value of the Company’s financial instruments at June 29, 2015 and December 29, 2014 were as follows:

	June 29, 2015		December 29, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative liabilities, current	$2,828	$2,828	$5,062	$5,062
Long-term debt	997,173	1,030,001	273,804	273,820
Convertible senior notes due 2020	200,748	292,575	197,042	241,875
Convertible senior notes due 2015	—	—	31,841	32,631

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate. The values were adjusted to reflect nonperformance risk of the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on discounting the debt over its life using current market rates for similar debt as of June 29, 2015 and December 29, 2014, which are considered Level 1 and Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of June 29, 2015 and December 29, 2014, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

At June 29, 2015 and December 29, 2014, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	June 29, 2015	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Foreign exchange derivative liabilities	$2,828	$—	$2,828	$—

	December 29, 2014	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$129,012	$129,012	$—	—
Foreign exchange derivative liabilities	5,062	—	5,062	—

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarters or two quarters ended June 29, 2015 and June 30, 2014.

(13) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of June 29, 2015 and December 29, 2014. However, these amounts are not material to the consolidated financial statements of the Company.

Class Action Complaints related to Viasystems Acquisition

Since the public announcement on September 22, 2014 of the execution of the Merger Agreement, Viasystems, TTM, and the members of the Viasystems Board have been named as defendants in two putative class action complaints challenging the acquisition of Viasystems. The first lawsuit, filed in the Circuit Court of St. Louis County, Missouri on September 30, 2014 (the Missouri Lawsuit), and the second lawsuit, filed in the Court of Chancery of the State of Delaware on October 13, 2014 (the Delaware Lawsuit and, together with the Missouri Lawsuit, the Lawsuits), generally allege that the Merger fails to properly value Viasystems, that the individual defendants breached their fiduciary duties in approving the Merger Agreement, and that those breaches were aided and abetted by TTM and Viasystems.

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

On January 6, 2015, the parties to the Missouri Lawsuit entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement that will terminate both Lawsuits upon entry of the final judgment. Pursuant to the terms of the MOU, the parties entered into a stipulation of settlement on May 22, 2015, that remains subject to customary conditions, including court approval. The settlement agreement does not require the defendants to pay any monetary consideration to the proposed settlement class. The settlement agreement provides for payment of attorneys’ fees of the plaintiffs and reimbursement of expenses, in the amount to be determined by the court, but not to exceed $550,000. If the stipulation of settlement is approved by the court, it will fully and finally resolve all of the claims asserted, or that could have been asserted, in the Lawsuit against the defendants, and provide a release by the proposed settlement class of all claims against the defendants and their respective affiliates and agents in connection with the Merger.

The proposed settlement is subject to the preliminary approval of the court as well as the court’s final approval after notice of the terms of the settlement has been provided to the proposed settlement class. Timing of the approval process is dependent on the court’s calendar. Members of the proposed settlement class will have the right to object to the settlement in writing to the court once the court has set a hearing for final approval.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. The Company believes that its facilities in the United States and Canada comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to the Chinese environmental waste water law was issued in late 2012, but allows for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. Some of the Company’s plants in China are not yet in full compliance with the updated environmental regulations. The Company believes it has developed plans acceptable to the Chinese government and is in the process of implementing these plans. The Company does not anticipate any immediate risk of government fines or temporary closure of its Chinese plants. The Company has established and enacted an investment plan related to the efforts to come into full compliance with the new regulations. The 2015 capital expenditure costs expected for these plans are included in the Company’s capital expenditure projections.

(14) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic loss per share and diluted loss per share for the quarter and two quarters ended June 29, 2015 and June 30, 2014:

	Quarter Ended		Two Quarters Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
	(In thousands, except per share amounts)
Net loss attributable to TTM Technologies, Inc. stockholders	$(36,612)	$(3,104)	$(33,166)	$(6,903)

Weighted average shares outstanding	88,834	83,336	86,218	83,130
Dilutive effect of performance-based stock units, restricted stock units and stock options	—	—	—	—

Diluted shares	88,834	83,336	86,218	83,130

Loss per share attributable to TTM Technologies, Inc. stockholders:
Basic	$(0.41)	$(0.04)	$(0.38)	$(0.08)

Diluted	$(0.41)	$(0.04)	$(0.38)	$(0.08)

For the quarter and two quarters ended June 29, 2015, potential shares of common stock, consisting of stock options to purchase approximately 433 shares of common stock at exercise prices ranging from $5.78 to $16.82 per share, 2,335 restricted stock units, and 275 performance-based restricted stock units were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

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

Additionally, for the quarter and two quarters ended June 29, 2015 and June 30, 2014, the effect of 25,940 shares of common stock, related to the Company’s convertible senior notes, and warrants to purchase 28,020 shares of common stock, were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(15) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
	(In thousands)
Cost of goods sold	$243	$199	$468	$462
Selling and marketing	269	253	540	588
General and administrative	1,802	1,479	3,346	3,049

Stock-based compensation expense recognized	2,314	1,931	4,354	4,099
Income tax benefit recognized	(606)	(494)	(1,128)	(1,063)

Total stock-based compensation expense after income taxes	$1,708	$1,437	$3,226	$3,036

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter and two quarters ended June 29, 2015, management determined that vesting of the PRU awards was probable. PRUs activity for the two quarters ended June 29, 2015 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at December 29, 2014	275	$8.03
Granted	295	7.22
Change in units due to annual financial target performance achievement	22	7.22

Outstanding target shares at June 29, 2015	592	$7.60

Restricted Stock Units

The Company granted 331 and 73 RSUs during the quarters ended June 29, 2015 and June 30, 2014, respectively and 1,301 and 833 restricted stock units during the two quarters ended June 29, 2015 and June 30, 2014, respectively. The RSUs granted have a weighted-average fair value per unit of $10.19 and $7.96 for the quarters ended June 29, 2015 and June 30, 2014, respectively and $9.15 and $8.00 for the two quarters ended June 29, 2015 and June 30, 2014, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarter or two quarters ended June 29, 2015 and June 30, 2014.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of June 29, 2015:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
RSU awards	$14,085	1.6
PRU awards	2,267	1.7

	$16,352

(16) Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company manages its worldwide operations based on three segments: 1) Asia Pacific, which consists of five PCB fabrication plants, 2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations, and 3) Viasystems, which consists of 15 manufacturing facilities worldwide: eight in the United States, five in China, one each in Canada and Mexico.

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

	Quarter Ended		Two Quarters Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
	(In thousands)
Net Sales:
Asia Pacific	$218,650	$166,699	$424,015	$332,365
North America	133,794	131,594	258,115	258,183
Viasystems (1)	93,194	—	93,194	—

Total sales	445,638	298,293	775,324	590,548
Inter-segment sales	(193)	(658)	(715)	(1,018)

Total net sales	$445,445	$297,635	$774,609	$589,530

Operating Segment Income (Loss):
Asia Pacific	$13,654	$(1,925)	$28,095	$1,942
North America	(13,514)	7,359	(17,816)	10,181
Viasystems (1)	(3,290)	—	(3,290)	—

Total operating segment (loss) income	(3,150)	5,434	6,989	12,123
Amortization of definite-lived intangibles	(3,910)	(2,236)	(5,784)	(4,472)

Total operating (loss) income	(7,060)	3,198	1,205	7,651
Total other expense	(12,899)	(5,794)	(19,079)	(15,901)

Loss before income taxes	$(19,959)	$(2,596)	$(17,874)	$(8,250)

(1)	The quarter and two quarters ended June 30, 2014 do not include Viasystems, as the acquisition occurred on May 31, 2015.

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarter and the two quarters ended June 29, 2015 are sales primarily from the Asia Pacific operating segment to the North America operating segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

As a result of the May 31, 2015 acquisition of Viasystems and the ongoing integration activities, the Company has reassessed its reportable operating segments and determined that going forward it plans to have two reportable operating segments: PCB and E-M Solutions. The determination was made based on the criteria of earning revenues and incurring expenses, the Company’s organizational structure which has segment managers who report to the chief operating decision maker and discrete financial information, and the aggregation of similar operating segments into reportable operating segments.

The Company will continue to evaluate segment performance based on operating segment income, which is operating income before amortization of intangibles for the new PCB and E-M Solutions reportable operating segments. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. The below is presented as if the Company had two operating segments under the new structure.

	Quarter Ended		Two Quarters Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
	(In thousands)
Net Sales:
PCB	$417,021	$277,296	$726,813	$549,606
E-M Solutions	28,424	20,339	47,796	39,924

Total sales	445,445	297,635	774,609	589,530
Inter-segment sales	—	—	—	—

Total net sales	$445,445	$297,635	$774,609	$589,530

Operating Segment Income (Loss):
PCB	$30,456	$8,869	$53,716	$19,399
E-M Solutions	(110)	1,477	541	2,469
Corporate	(33,496)	(4,912)	(47,268)	(9,745)

Total operating segment (loss) income	(3,150)	5,434	6,989	12,123
Amortization of definite-lived intangibles	(3,910)	(2,236)	(5,784)	(4,472)

Total operating (loss) income	(7,060)	3,198	1,205	7,651
Total other expense	(12,899)	(5,794)	(19,079)	(15,901)

Loss before income taxes	$(19,959)	$(2,596)	$(17,874)	$(8,250)

All inter-segment transactions have been eliminated.

For the quarter and two quarters ended June 29, 2015, Corporate includes bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $22,627 and $30,862, respectively. There were no bank fees or legal, accounting, or other professional service costs associated with the Viasystems acquisition for the quarter or two quarters ended June 30, 2014.

(17) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepreg from these related parties in the amount of $12,914 and $13,390 for the quarters ended June 29, 2015 and June 30, 2014, respectively, and $22,859 and $25,180 for the two quarters ended June 29, 2015 and June 30, 2014, respectively.

Dongguan Shengyi Electronics Ltd. (SYE) is also a related party as it is a wholly owned subsidiary of an entity in which a significant shareholder of the Company holds an equity interest. The Company sells PCB’s to SYE and purchases various services in relation to PCB manufacturing from SYE. Sales to SYE for the quarters ended June 29, 2015 and June 30, 2014 were $1,343 and $9,100, respectively, and $2,825 and $19,253 for the two quarters ended June 29, 2015 and June 30, 2014, respectively. Purchases of various services in relation to PCB manufacturing for the quarters ended June 29, 2015 and June 30, 2014 were $366 and $201, respectively, and $805 and $472 for the two quarters ended June 29, 2015 and June 30, 2014, respectively.

As of June 29, 2015 and December 29, 2014, the Company’s consolidated balance sheets included $15,739 and $17,950, respectively, in accounts payable due to, and $2,852 and $4,934, respectively, in accounts receivable due from a related party for the purchase of laminate and prepreg and various PCB manufacturing services, and sales of PCBs to SYE, as mentioned above.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a leading global provider of time-critical and technologically complex printed circuit board products and backplane assemblies (i.e., PCBs populated with electronic components and other complex electronic assemblies). We focus on providing time-to-market and advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,000 customers in various markets throughout the world, including manufacturers of networking/communications infrastructure products, smartphones and touchscreen tablets, as well as the aerospace and defense, automotive, high-end computing, and industrial/medical industries. Our customers include both original equipment manufacturers and electronic manufacturing services providers.

On May 31, 2015, we completed the acquisition of Viasystems Group, Inc. (Viasystems), for total consideration of $248.8 million in cash and 15.1 million shares of TTM common stock. Additionally, in connection with the completion of the acquisition, we assumed and refinanced Viasystems’ debt, which was approximately $669.0 million. Viasystems is a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and electro-mechanical solutions (E-M Solutions). Viasystems’ products are found in a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems, and complex industrial, medical, and other technical instruments. Viasystems’ E-M Solutions services can be bundled with its PCBs to provide an integrated solution to customers. Viasystems operates 15 manufacturing facilities worldwide: eight in the United States, five in the People’s Republic of China (China), one each in Canada and Mexico. Viasystems serves a diversified customer base of over 1,000 customers in various markets throughout the world.

For the first two quarters of 2015, we experienced higher demand in our Cellular Phone end market compared to that of the same period in 2014. This increase in demand resulted in higher capacity utilization at our advanced technology plants resulting in higher net sales and gross margins. Additionally, we had improved operating efficiencies at certain of our plants in our North America operating segment.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our 10 largest customers accounted for 53% and 52% of our net sales for the quarters ended June 29, 2015 and June 30, 2014, respectively, and 55% and 53% for the two quarters ended June 29, 2015 and June 30, 2014, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we serve for the periods indicated.

	Quarter Ended		Two Quarters Ended
End Markets(1)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Aerospace/Defense	15%	18%	15%	17%
Automotive(3)	7	2	5	2
Cellular Phone(2)	24	12	27	13
Computing/Storage/Peripherals(2)	11	14	11	16
Medical/Industrial/Instrumentation	12	11	11	11
Networking/Communications	26	40	27	37
Other(2)(3)	5	3	4	4

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablet PCs are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.

(3)	Automotive has been reclassified from Other end market for the quarter and two quarters ended June 30, 2014.

Purchase orders may be cancelled prior to shipment. We charge customers a fee, based on the percentage completed, if an order is cancelled once it has entered production. We derive revenues primarily from the sale of PCBs and backplane assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed or determinable, title and risk of loss have transferred, and collectability is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically have been less than 3% of gross sales. We provide our customers a limited right of return for defective PCBs and backplane assemblies. We record an estimate for sales returns and allowances at the time of sale based on historical results.

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

RESULTS OF OPERATIONS

The quarter and two quarters ended June 30, 2014 do not include the results of operations from our acquisition of Viasystems, as the acquisition occurred on May 31, 2015. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below:

	Quarter Ended		Two Quarters Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.3	87.0	85.4	86.9

Gross profit	13.7	13.0	14.6	13.1

Operating expenses:
Selling and marketing	2.8	2.9	2.8	3.0
General and administrative	11.7	7.6	11.2	7.7
Amortization of definite-lived intangibles	0.8	0.8	0.7	0.8
Impairment of long-lived assets	—	0.6	—	0.3
Gain on sale of asset	—	—	(0.3)	—

Total operating expenses	15.3	11.9	14.4	11.8

Operating (loss) income	(1.6)	1.1	0.2	1.3
Other income (expense):
Interest expense	(2.9)	(2.0)	(2.4)	(2.1)
Loss on extinguishment of debt	(0.2)	—	(0.1)	(0.1)
Other, net	0.2	—	—	(0.5)

Total other expense, net	(2.9)	(2.0)	(2.5)	(2.7)

Loss before income taxes	(4.5)	(0.9)	(2.3)	(1.4)
Income tax (provision) benefit	(3.7)	(0.1)	(2.0)	0.2

Net loss	(8.2)	(1.0)	(4.3)	(1.2)
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net loss attributable to TTM Technologies, Inc. stockholders	(8.2)%	(1.0)%	(4.3)%	(1.2)%

We currently manage our worldwide operations based on three segments: 1) Asia Pacific, which consists of five PCB fabrication plants, 2) North America, which consists of seven domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants, and one backplane assembly plant in Shanghai, China, which is managed in conjunction with the Company’s U.S. operations, and 3) Viasystems, which consist of 15 manufacturing facilities worldwide: eight in the United States, five in China, one each in Canada and Mexico.

The following table compares net sales by reportable segment for the quarter and two quarters ended June 29, 2015 and June 30, 2014:

	Quarter Ended		Two Quarters Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
	(In thousands)
Net Sales:
Asia Pacific	$218,650	$166,699	$424,015	$332,365
North America	133,794	131,594	258,115	258,183
Viasystems	93,194	—	93,194	—

Total sales	445,638	298,293	775,324	590,548
Inter-segment sales	(193)	(658)	(715)	(1,018)

Total net sales	$445,445	$297,635	$774,609	$589,530

Net Sales

Net sales increased $147.8 million, or 49.7%, from $297.6 million for the second quarter of 2014 to $445.4 million for the second quarter of 2015 due to a significant extent from the acquisition of Viasystems, which accounted for $93.2 million in sales in the second quarter of 2015. Additionally, net sales for the Asia Pacific operating segment, excluding inter-segment sales, increased $52.5 million, or 31.6%, from $166.0 million in the second quarter of 2014 to $218.5 million in the second quarter of 2015. This increase is primarily due to higher demand in our Cellular Phone end market, partially offset with lower demand in our Networking/Communications end markets, which resulted in a 12% increase in PCB shipments from the second quarter of 2014. Additionally, the average PCB selling price increased 17%, which was driven by a product mix shift. Net sales for the North America operating segment also increased $2.2 million, or 1.7%, from $131.6 million in the second quarter of 2014 to $133.8 million in the second quarter of 2015. This increase was primarily due to higher demand in our Medical/Industrial/Instrumentation end market. This increase in net sales was primarily the result of a 1% increase in production and a 5% increase in the average PCB selling price from the second quarter of 2014.

Net sales increased $185.1 million, or 31.4%, from $589.5 million for the first two quarters of 2014 to $774.6 million for the first two quarters of 2015 due to a significant extent from the acquisition of Viasystems, which accounted for $93.2 million in sales in the second quarter 2015. Additionally, net sales for the Asia Pacific operating segment, excluding inter-segment sales, increased $92.0 million, or 27.8%, from $331.3 million in the first two quarters of 2014 to $423.3 million in the first two quarters of 2015. This increase is primarily due to higher demand in our Cellular Phone end market, partially offset with lower demand in our Networking/Communications end markets, which resulted in a 12% increase in PCB shipments from the first two quarters of 2014. Additionally, the average PCB selling price increased 14%, which was driven by a product mix shift. Net sales for the North America operating segment decreased $0.1 million, from $258.2 million in the first two quarters of 2014 to $258.1 million in the first two quarters of 2015. This decrease was primarily due to lower demand in our Computing/Storage/Peripherals end market, offset with higher demand in our Medical/Industrial/Instrumentation end market. This decrease in net sales was primarily the result of a 1% decrease in production, partially offset by a 3% increase in the average PCB selling price from the first two quarters of 2014.

Gross Margin

Gross margin increased from 13.0% for the second quarter of 2014 to 13.7% for the second quarter of 2015. Gross margin for the Asia Pacific segment increased from 10.7% for the second quarter of 2014 to 14.9% for the second quarter of 2015, and from 11.8% for the first two quarters of 2014 to 15.4% for the first two quarters of 2015, both primarily due to higher utilization at our advanced technology plants in both the second quarter and the first two quarters of 2015. Gross margin for the North America segment increased from 15.9% for the second quarter of 2014 to 18.0% for the second quarter of 2015 and from 14.7% for the first two quarters of 2014 to 16.7% for the first two quarters of 2015, primarily due to improved operating efficiencies at certain plants in both the second quarter and first two quarters of 2015.

Selling and Marketing Expenses

Selling and marketing expenses increased $3.7 million, from $8.6 million for the second quarter of 2014 to $12.3 million for the second quarter of 2015. Selling and marketing expenses increased $3.8 million, from $18.0 million for the first two quarters of 2014 to $21.8 million for the first two quarters of 2015. The increase in expense for the quarter and two quarters of 2015 primarily relates to the acquisition of Viasystems on May 31, 2015. As a percentage of net sales, selling and marketing expenses were 2.9% for the second quarter of 2014, as compared to 2.8% for the second quarter of 2015 and 3.0% for the first two quarters of 2014, as compared to 2.8% for the first two quarters of 2015. The decrease in selling and marketing expense as a percentage of net sales for the quarter and first two quarters of 2015 is primarily due to higher net sales.

General and Administrative Expenses

General and administrative expenses increased $29.3 million from $22.7 million, or 7.6% of net sales, for the second quarter of 2014 to $52.0 million, or 11.7% of net sales, for the second quarter of 2015. General and administrative expenses increased $41.3 million from $45.2 million, or 7.7% of net sales, for the first two quarters of 2014 to $86.5 million, or 11.2% of net sales, for the first two quarters of 2015. The increase in expense primarily relates to $22.6 million and $30.9 million of acquisition-related costs for the second quarter and first two quarters of 2015, respectively, related to the acquisition of Viasystems on May 31, 2015, and one month of general and administrative expense incurred by Viasystems post acquisition through June 29, 2015.

Other Income (Expense)

Other expense, net increased $7.1 million from $5.8 million for the second quarter of 2014 to $12.9 million for the second quarter of 2015. The increase in other expense, net was primarily due to an increase in interest expense related to a new long-term borrowing and a revolver loan aggregating $1,030.0 million at a weighted average interest rate of 5.7% related to the acquisition of Viasystems on May 31, 2015 combined with a $0.8 million extinguishment of debt charge associated with repayment of existing long-term debt on May 31, 2015.

Other expense, net increased $3.2 million from $15.9 million for the first two quarters of 2014 to $19.1 million for the first two quarters of 2015. The increase in other expense, net was primarily due to an increase in interest expense related to a new long-term borrowing and a revolver loan aggregating $1,030.0 million at a weighted average interest rate of 5.7% related to the acquisition of Viasystems on May 31, 2015 combined with a $0.8 million extinguishment of debt charge associated with repayment of existing long-term debt on May 31, 2015. The increase in other expense, net was partially offset by significantly lower foreign currency transaction losses, which for the first quarter of 2014 amounted to $3.6 million due to the rapid depreciation of the Chinese RMB against the U.S. Dollar.

Income Taxes

The provision for income taxes increased by $16.1 million from $0.5 million tax expense for the second quarter of 2014 to $16.6 million for the second quarter of 2015. The provision for income taxes increased $16.6 million from $1.3 million of tax benefit for the first two quarters of 2014 to $15.3 million of tax expense for the first two quarters of 2015. The increase in income tax expense for the second quarter and first two quarters of 2015 is primarily due to providing for a full valuation allowance on existing U.S. deferred tax assets, which was offset by the reversal of deferred tax liabilities related to the Company’s decision to indefinitely reinvest its foreign earnings attributable to the backplane assembly facility in Shanghai, China. Further, the income tax expense in 2015 is higher due to inclusion of Viasystems earnings from foreign subsidiaries in the second quarter of 2015.

Our effective tax rate is primarily impacted by the favorable tax rates in China and Hong Kong, generation of other credits and deductions, and certain non-deductible items. U.S. and certain foreign losses generated are not realizable, and thus no income tax benefit has been recognized on these losses. As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred income tax liabilities of approximately $1.2 million as of June 29, 2015 and net deferred tax assets of $2.9 million as of December 29, 2014, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, and term and revolving debt. Our principal uses of cash have been to finance capital expenditures, acquire Viasystems, meet debt service requirements, fund working capital requirements, and refinance existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

As of June 29, 2015, we had net working capital of approximately $311.0 million compared to $302.1 million as of December 29, 2014. The increase in working capital is primarily attributable to an increase in accounts and notes receivable, partially reduced by lower cash, somewhat offset by increases in accounts payable, accrued salaries and other accrued expenses, partially reduced by lower short-term debt. Cash flow provided by operating activities during the first two quarters of 2015 was $82.9 million as compared to $33.6 million in the same period in 2014. The improved cash flow was the result of stronger operational performance as well as working capital changes mentioned above.

As of June 29, 2015, we had cash and cash equivalents of approximately $148.9 million, of which approximately $100.6 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of June 29, 2015, $98.2 million was located in Asia and $2.4 million was located in Europe and other locations. Cash and cash equivalents held by our foreign locations are expected to be used in local operations. As of June 29, 2015, the Company also had $18.5 million of restricted cash located in Asia of which $15.3 million is expected to become unrestricted by end of the third quarter of 2015.

Our 2015 capital expenditure plan is expected to total approximately $145 million (of which approximately $80 million relates to our Asia Pacific operating segment). The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced technology manufacturing, comply with changing environmental regulations, replace aging equipment, and expand our technological capabilities. While our cash capital expenditures are expected to be approximately $145 million in 2015, we expect new capital expenditure purchases in 2015 to approximate $85 million.

Term and Revolving Loans

On May 31, 2015, in conjunction with the acquisition of Viasystems, we entered into a $950.0 million Term Loan Credit Agreement (Term Loan). Additionally, we entered into a $150.0 million U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and a $150.0 million Asia Asset-Based Lending Credit agreement (Asia ABL). We drew $80.0 million of the U.S. ABL at the closing of the acquisition of Viasystems.

The Term Loan Credit agreement was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%. At June 29, 2015, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150.0 million, a letter of credit facility of up to $75.0 million, and swingline loans of up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 175 basis points. At June 29, 2015, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 1.9%. Beginning in 2016, the applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and inventories as well as by a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below. At June 29, 2015, $80.0 million of the U.S. ABL was outstanding and classified as a current liability.

The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150.0 million and a letter of credit facility of up to $100.0 million provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion by our Asia Pacific cash and receivables and are structurally senior to our domestic obligations, including our convertible senior notes. See Convertible Senior Notes due 2020 below. Our Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At June 29, 2015, none of the Asia ABL was outstanding.

We are required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis beginning October 1, 2015. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charges coverage ratios. At June 29, 2015, we were in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The U.S. ABL commitment fee may vary from 0.25% to 0.375% based on utilization levels. The Company incurred total commitment fees related to unused borrowing availability of $0.2 million and $0.4 million for the quarter and two quarters ended June 29, 2015, respectively. As of June 29, 2015, the outstanding amount of the Term Loan was $950.0 million, of which $7.1 million is due for repayment within one year and is included as short-term debt, with the remaining $942.9 million included as long-term debt. Additionally, $80.0 million of the U.S. ABL and none of the Asia ABL was outstanding as of June 29, 2015. Available borrowing capacity under the U.S. ABL and Asia ABL was $65.4 million, which includes $4.6 million of outstanding letters of credit mentioned below, and $150.0 million, respectively, at June 29, 2015.

Letters of Credit

We have up to $75.0 million and $100.0 million Letters of Credit Facilities available under the U.S. ABL and the Asia ABL, respectively. As of June 29, 2015, letters of credit in the amount of $4.6 million were outstanding under the U.S. ABL. We have other standby letters of credit outstanding in the amount of $20.5 million which expire between July 2, 2015 and May 16, 2016. These other standby letters of credit are securitized by cash collateral. As such, we have recorded such cash as restricted on the consolidated condensed balance sheet as of June 29, 2015.

Chinese Revolver

We are party to a revolving loan credit facility with a lender in China. Under this arrangement, the lender has made available to us approximately $37.1 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2015. As of June 29, 2015, the Chinese Revolver had not been drawn upon.

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

In connection with the issuance of the convertible senior notes due 2020, we entered into a convertible note hedge and warrant transaction (the Call Spread Transaction), with respect to our common stock. The convertible note hedge consists of our option to purchase up to 28.0 million common stock shares at a price of $9.64 per share. The hedge expires on December 15, 2020 and can only be executed upon the conversion of the above mentioned convertible senior notes due 2020. Additionally, we sold warrants to purchase 28.0 million shares of our common stock at a price of $14.26 per share. The warrants expire ratably from March 2021 through January 2022. The Call Spread Transaction has no effect on the terms of the convertible senior notes due 2020 and reduces potential dilution by effectively increasing the conversion price of the convertible senior notes due 2020 to $14.26 per share of our common stock.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash from the issuance of convertible senior notes, and term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months. We expect that servicing debt, funding working capital requirements, financing capital expenditures, and financing acquisitions will continue to be the principal demands on our cash.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of June 29, 2015:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations(1)
Long-term debt obligations	$1,030,001	$87,126	$76,000	$95,000	$771,875
Convertible debt obligations	250,000	—	—	—	250,000
Interest on debt obligations	338,937	54,133	120,077	109,300	55,427
Foreign currency forward contract liabilities	2,828	2,828	—	—	—
Equipment payables	27,395	27,395	—	—	—
Purchase obligations	68,918	63,955	4,963	—	—
Operating lease commitments	30,663	8,846	11,158	5,429	5,230

Total contractual obligations	$1,748,742	$244,283	$212,198	$209,729	$1,082,532

(1)	Unrecognized uncertain tax benefits of $31.7 million are not included in the table above as we have not determined when the amount will be paid.

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

Seasonality

As manufacturers of electronic components, orders for our products generally correspond to the production schedules of our customers. We historically experience higher net sales in the third and fourth quarters due to end customer demand in the fourth quarter for consumer electronics products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales. We attribute this decline to shutdowns of our customers’ manufacturing facilities surrounding the Chinese New Year public holidays, which normally occur in January or February of each year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business we are exposed to risks associated with fluctuations in interest rates and fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of the reporting process. Certain of our Asia operations utilize the Renminbi (RMB) and the Hong Kong Dollar (HKD) as the functional currencies, which results in us recording a translation adjustment that is included as a component of accumulated other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts as of June 29, 2015 and December 29, 2014 was approximately $13.4 million and $29.1 million, respectively. We have designated certain of these foreign exchange contracts as cash flow hedges. To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

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

See Liquidity and Capital Resources and Credit Agreement, Term and Revolving Loans, Chinese Revolver and Convertible Senior Notes due 2020 appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of June 29, 2015, approximately 19.5% of our total debt was based on fixed rates. Based on our borrowings as of June 29, 2015, after consideration of the 1% LIBOR floor currently reflected in our interest rates, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $3.5 million.

The table below present information about certain of our debt instruments as of June 29, 2015 and December 29, 2014.

	As of June 29, 2015
	Remaining 2015	2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$82,375	$16,625	$40,375	$47,500	$47,500	$47,500	$748,125	$1,030,000	$1,030,000	5.68%
US$ Fixed Rate	1	—	—	—	—	250,000	—	250,001	292,576	1.75%

Total	$82,376	$16,625	$40,375	$47,500	$47,500	$297,500	$748,125	$1,280,001	$1,322,576

	As of December 29, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$96,200	$177,600	—	—	—	—	$273,800	$273,816	2.55%
US$ Fixed Rate	32,399	—	—	—	—	$250,000	282,399	274,510	1.92%

Total	$128,599	$177,600	—	—	—	$250,000	$556,199	$548,326

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2014 for further discussion of market risks associated with interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of June 29, 2015, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Viasystems on May 31, 2015, we have implemented internal controls over financial reporting to include consolidation of the acquired Viasystems, as well as acquisition-related accounting and disclosures. The acquisition of the Viasystems represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 29, 2014.

The acquired Viasystems business utilizes separate information and accounting systems and processes. Our management is in the process of reviewing and evaluating the design and operating effectiveness of its internal control over financial reporting relating to Viasystems.

There have been no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become a party to various legal proceedings arising in the ordinary course of our business. There can be no assurance that we will prevail in any such litigation. We believe that the amount of any reasonably possible loss for known matters would not be material to our financial statements; however, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition, results of operations, or cash flows in a particular period.

Since the public announcement on September 22, 2014 of the execution of the Merger Agreement, Viasystems, TTM, and the members of the Viasystems Board have been named as defendants in two putative class action complaints challenging the acquisition of Viasystems. The first lawsuit, filed in the Circuit Court of St. Louis County, Missouri on September 30, 2014 (the Missouri Lawsuit), and the second lawsuit, filed in the Court of Chancery of the State of Delaware on October 13, 2014 (the Delaware Lawsuit and together with the Missouri Lawsuit, the Lawsuits), generally allege that the Merger fails to properly value Viasystems, that the individual defendants breached their fiduciary duties in approving the Merger Agreement, and that those breaches were aided and abetted by TTM, Merger Sub, and Viasystems.

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

On January 6, 2015, the parties to the Missouri Lawsuit entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement that will terminate both Lawsuits upon entry of the final judgment. Pursuant to the terms of the MOU, the parties entered into a stipulation of settlement on May 22, 2015, that remains subject to customary conditions, including court approval. The settlement agreement does not require the defendants to pay any monetary consideration to the proposed settlement class. The settlement agreement provides for payment of attorneys’ fees of the plaintiffs and reimbursement of expenses, in the amount to be determined by the court, but not to exceed $550,000. If the stipulation of settlement is approved by the court, it will fully and finally resolve all of the claims asserted, or that could have been asserted, in the Lawsuit against the defendants, and provide a release by the proposed settlement class of all claims against the defendants and their respective affiliates and agents in connection with the Merger.

The proposed settlement is subject to the preliminary approval of the court as well as the court’s final approval after notice of the terms of the settlement has been provided to the proposed settlement class. Timing of the approval process is dependent on the court’s calendar. Members of the proposed settlement class will have the right to object to the settlement in writing to the court once the court has set a hearing for final approval.

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

We have substantial outstanding indebtedness, and our outstanding indebtedness could adversely impact our liquidity and flexibility in obtaining additional financing, our ability to fulfill our debt obligations and our financial condition and results of operations.

We have substantial debt and, as a result, we have significant debt service obligations. On May 31, 2015, we entered into a $950.0 million Term Loan, a $150.0 million U.S. ABL, and a $150.0 million Asia ABL. We drew $80.0 million of the U.S. ABL at the closing of the acquisition of Viasystems. In addition, we and a number of our direct and indirect subsidiaries have various credit, letters of credit and guarantee facilities. The agreements governing these facilities have certain provisions that require us to repay borrowings in quarterly installments, commencing October 1, 2015. Such agreements also contain certain financial covenants which require us to maintain a specified consolidated leverage ratio and a consolidated fixed charge coverage ratio.

Our indebtedness could have important consequences to us and our shareholders because in certain circumstances we may need to comply with the covenants in the agreements governing such indebtedness and dedicate funds to service our outstanding debt. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on such indebtedness;
•

require us to use a substantial portion of our cash flow from operations for debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions and other general corporate purposes;

•

impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other investments or general corporate purposes, which may limit our ability to execute our business strategy;

•	diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally and restrict us from exploiting business opportunities or making acquisitions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or the general economy;
•	increase our vulnerability to general adverse economic and industry conditions, including movements in interest rates, which could result in increased borrowing costs;
•	limit management’s discretion in operating our business; and
•

place us at a competitive disadvantage as compared to our competitors that have less debt as it could limit our ability to capitalize on future business opportunities and to react to competitive pressures or adverse changes.

We may be able to incur substantial additional debt in the future, some or all of which may be secured by a lien on our assets. If new debt or other liabilities or obligations are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Servicing our debt requires a significant amount of cash and we may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain regulatory, competitive, financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.

If we are unable to meet our debt service obligations, we may be forced to reduce or delay investments or to sell assets, seek additional capital (which could include obtaining additional equity capital on terms that may be onerous or highly dilutive) or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our operating results and available cash have been and may in the future be insufficient to meet our debt service obligations. We could again face substantial liquidity challenges and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or, if consummated, the proceeds of such dispositions may not be adequate to meet any debt service obligations then due.

Our acquisition strategy involves numerous risks.

On May 31, 2015, we consummated the acquisition of Viasystems. This transaction and any other acquisitions we may pursue in the future involve numerous risks. As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our business. Risks related to an acquisition may include:

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

Acquisitions of high technology companies are inherently risky, and no assurance can be given that our recent or future acquisitions will be successful. Failure to manage and successfully integrate acquisitions we make could have a material adverse effect on our business, financial condition, and results of operations. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after any such acquisition.

We may not realize the anticipated cost savings from the acquisition of Viasystems or may incur additional costs because of integration difficulties and other challenges, which could materially adversely affect our business, financial condition, and results of operations.

On May 31, 2015, we closed our acquisition of Viasystems. The success of the acquisition of Viasystems will depend, in part, on our ability to integrate Viasystems’ business with our existing business and achieve efficiencies and cost savings, and no assurances can be given that we will be able to do so. For example, costs associated with Viasystems’ legal proceedings and other loss contingencies may be greater than expected. In addition, in order to obtain the benefits of the acquisition of Viasystems, we must integrate Viasystems’ operations. Such integration may be complex, and the failure to do so quickly and effectively may negatively affect earnings. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Viasystems’ business include, among others:

•	failure to implement our business plan for the combined business;
•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;
•	failure to retain customers;
•	operating, competitive and market risks inherent in Viasystems’ business and our business;
•	the impact of the acquisition of Viasystems on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and
•	unanticipated issues, expenses and liabilities.

Although we expect to realize strategic, operational, and financial benefits as a result of the acquisition of Viasystems, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. We may not accomplish the integration of Viasystems’ business smoothly, successfully or within the anticipated cost range or timeframe. The diversion of our management’s attention from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisition of Viasystems and could adversely affect our business, financial condition, and results of operations.

We have identified $55 million in annualized cost savings, which are expected to be implemented within the first 12 months following the consummation of the acquisition of Viasystems. While our management believes these cost savings are achievable, our ability to achieve such estimated cost savings in the timeframe described is subject to various assumptions by management, which may or may not be realized, as well as the incurrence of other costs in our operations that offset all or a portion of such cost savings. As a consequence, we may not be able to realize all of these cost savings within the time frame expected or at all. In addition, we may incur additional and/or unexpected costs in order to realize these cost savings.

We are subject to risks of currency fluctuations.

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of June 29, 2015, we had an aggregate of approximately $182.4 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the U.S. dollar or in the HKD, the depreciation of the RMB against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

In addition, we manufacture products for a range of automotive customers. If any of our products are or are alleged to be defective, we may be required to participate in a recall of such products. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, which have traditionally borne the costs associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 40% and 37% of our net sales for the quarters ended June 29, 2015 and June 30, 2014, respectively, and one customer represented 22% of our sales for the quarter ended June 29, 2015. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

Our business is labor intensive, utilizing large numbers of engineering and manufacturing personnel. Strikes or labor disputes with our unionized employees, primarily in China, may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts, and a decrease in revenues. We may also become subject to additional collective bargaining agreements in the future if more employees or segments of our workforce become unionized, including any of our employees in the United States. We have not experienced any labor problems resulting in a work stoppage, except for a brief work stoppage associated with the announcement of the closure of our Suzhou, China facility in September 2013.

We serve customers and have manufacturing facilities outside the United States and are subject to the risks characteristic of international operations.

We have significant manufacturing operations in Asia and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

For the quarter ended June 29, 2015, we generated 69% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

For the quarter ended June 29, 2015, aerospace and defense sales accounted for approximately 15% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures. On December 26, 2013, President Obama signed the Bipartisan Budget Act of 2013 (the BBA) into law, which reduced the Department of Defense (DoD) budget uncertainty for fiscal years 2014 and 2015 by increasing Budget Control Act of 2011 spending caps and lowering sequester cuts to the DoD base budget by $22 billion for fiscal year 2014 and $9 billion for fiscal year 2015. Additionally, Congress also increased the 2014 Overseas Contingency Operations budget by $6 billion more than the amount included in the 2014 Proposed Budget Request. Declines in the DoD budgets reduce funding for some of our revenue arrangements and generally will have a negative impact on our sales, results of operations, and cash flows.

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

Future changes to the Munitions List could reduce or eliminate restrictions that currently apply to some of the products we produce. If these regulations or others are changed in a manner that reduces restrictions on products being manufactured overseas, we would likely face an increase in the number of competitors and increased price competition from overseas manufacturers, who are restricted by the current export laws from manufacturing products for U.S. defense systems.

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

A large percentage of our business is conducted with customers who are in the telecommunications industry. This industry is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. This industry is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the volatility in this industry continues, it would have a material adverse effect on our business, financial condition, and results of operations.

Competition in the PCB market is intense, and we could lose market share if we are unable to maintain our current competitive position in end markets using our quick-turn, high technology, and high-mix manufacturing services.

The PCB industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal PCB and substrate competitors include Unimicron Technology Corp., IBIDEN Co., Ltd., Compeq Manufacturing Co., Ltd., Tripod Technology Corp., ISU Petasys Co., Ltd., KCE, CMK, Chipcon, Sanmina Corporation, Multek Corporation, Wus Printed Circuit Co., Ltd., and AT&S Austria Technologie & Systemtechnik AG. Our principal backplane assembly competitors include Amphenol Corp, Sanmina Corporation, and TT Electronics PLC. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries as required by Dodd-Frank. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflict minerals report on Form SD with the SEC on June 2, 2014 and May 14, 2015. Compliance with these rules is likely to result in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our PCBs, as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

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

Certain of our foreign subsidiaries have deferred income tax assets. Based on our forecast for future taxable earnings for these foreign subsidiaries, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings decline, we may have to increase our valuation allowance against our net deferred income tax assets, resulting in a higher income tax provision, which would reduce our cash flows.

As a result of the acquisition of Viasystems, our goodwill, indefinite-lived intangible assets, and other intangible assets on our consolidated balance sheet have increased. If our goodwill, indefinite-lived intangible assets, or other intangible assets become impaired in the future, we would be required to record a material, non-cash charge to earnings, which would also reduce our stockholders’ equity.

As of June 29, 2015, our consolidated balance sheet reflected $470.0 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Sales to EMS companies represented approximately 36% and 44% of our net sales for the quarters ended June 29, 2015 and June 30, 2014, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We participate in the competitive automotive industry, which has strict quality control standards.

As a result of the acquisition of Viasystems, a significant portion of our sales are to customers within the automotive industry. If there was a destabilization of the automotive industry or a market shift away from our automotive customers, it may have a materially adverse effect on our business, financial condition, and results of operations.

In addition, for safety reasons, automotive customers have strict quality standards that generally exceed the quality requirements of other customers. If such products do not meet these quality standards, our business, financial condition, and results of operations may be materially adversely affected. These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers or gain new automotive customers for long periods of time, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we may be required under our contracts with automotive industry customers to indemnify them for the cost of warranties and recalls relating to our products.

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

Our five largest OEM customers accounted for approximately 40% and 37% of our net sales for the quarters ended June 29, 2015 and June 30, 2014, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 36% and 44% of our net sales for the quarters ended June 29, 2015 and June 30, 2014, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We rely on suppliers for the timely delivery of raw materials and components used in manufacturing our PCBs and backplane assemblies. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and other potential suppliers exist. The components for backplane assemblies in some cases have limited or sole sources of supply. Consolidations and restructuring in our supplier base may result in adverse materials pricing due to reduction in competition among our suppliers. Furthermore, if a raw material or component supplier fails to satisfy our product quality standards, including standards relating to “conflict minerals” (See “—We are subject to risks for the use of certain metals from “conflict minerals” originating in the Democratic Republic of the Congo.”), it could harm our customer relationships. Suppliers may from time to time extend lead times, limit supplies, or increase prices due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

We may need additional capital in the future to fund investments in our operations, refinance our indebtedness, and to maintain and grow our business, and such capital may not be available on a timely basis, on acceptable terms, or at all.

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. To the extent that the funds generated by our ongoing operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If we are unable to fund our operations and make capital expenditures as currently planned or if we do not have sufficient liquidity to service the interest and principal payments on our debt, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including the following:

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

Should we need to raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in our current debt instruments. There can be no assurance that additional capital, including any future equity or debt financing, would be available on a timely basis, on favorable terms, or at all. If such funds are not available to us when required or on acceptable terms, our business, financial condition, and results of operations could be materially adversely affected.

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

We believe that our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated, and qualified managerial and professional personnel. We may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. We can make no assurances that future changes in executive management will not have a material adverse effect on our business, financial condition, or results of operations. Our business also depends on our continuing ability to recruit, train, and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense, and the loss of these employees could harm our business. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

In addition, key employees may depart for a variety of reasons, including because of issues relating to the difficulty of integration or accelerated retirement in connection with our acquisition of Viasystems. If key employees depart, the integration process may be more difficult and could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we may have to incur significant costs in identifying and hiring replacements for departing employees and may lose significant expertise and talent relating to our businesses, and our ability to realize the anticipated benefits of the acquisition of Viasystems may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with integrating employees. Accordingly, no assurance can be given that we will be able to attract or retain key employees or that the loss of any key executive officers would not materially adversely affect our business, financial condition, and results of operations.

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

Our business relationships may be subject to disruption due to uncertainty associated with the acquisition of Viasystems.

Parties with which we do business may experience uncertainty associated with our acquisition of Viasystems, including current or future business relationships with the combined company. Our business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the combined company. These disruptions could have a material adverse effect on the business, financial condition, or results of operations of the combined company, including a material adverse effect on our ability to realize the anticipated benefits of the acquisition of Viasystems.

Failure to maintain good relations with the noncontrolling interest holder of a majority-owned subsidiary of TTM in China could materially adversely affect our ability to manage that operation.

A noncontrolling interest holder owns a 5% interest in a subsidiary of TTM that operates the Huiyang, China facility that became a part of our operations through the acquisition of Viasystems. The noncontrolling interest holder is affiliated with the Chinese government and has close ties to local economic development and other Chinese government agencies. The noncontrolling interest holder has certain rights to be consulted and to consent to certain operating and investment matters concerning the Huiyang facility and the board of directors of our subsidiary that operates the Huiyang facility. Failure to maintain good relations with the noncontrolling interest holder could materially adversely affect our ability to manage the operations of the plant.

Item 6. Exhibits

Exhibit Number	Exhibits

10.1±	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-employee directors) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan

21.1	Subsidiaries of the Registrant

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

±	Management contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

	By:	/s/ Thomas T. Edman
Dated: August 10, 2015	Name:	Thomas T. Edman
	Title:	President and Chief Executive Officer

	By:	/s/ Todd B. Schull
Dated: August 10, 2015	Name:	Todd B. Schull
	Title:	Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibits

10.1±	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-employee directors) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan

21.1	Subsidiaries of the Registrant

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

±	Management contract or Compensation Plan