Form 10-Q
period 2015-09-28
TTM TECHNOLOGIES INC
filed 2015-11-04
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2015

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at October 28, 2015: 99,132,651

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	September 28, 2015	December 29, 2014
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$144,651	$279,042
Restricted cash	5,467	—
Accounts and notes receivable, net	485,996	307,933
Accounts receivable due from related parties	2,025	4,934
Inventories	292,831	145,187
Prepaid expenses and other current assets	49,763	61,027

Total current assets	980,733	798,123
Property, plant and equipment, net	1,127,774	754,718
Goodwill and definite-lived intangibles, net	520,812	31,361
Deposits and other non-current assets	41,648	17,087

	$2,670,967	$1,601,289

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt and convertible senior notes, net of discount	$89,500	$128,045
Accounts payable	342,233	217,326
Accounts payable due to related parties	31,425	17,950
Accrued salaries, wages and benefits	94,326	43,497
Equipment payable	18,259	47,212
Other accrued expenses	84,275	41,982

Total current liabilities	660,018	496,012

Convertible senior notes, net of discount	202,645	197,042
Long-term debt, net of discount	908,955	177,600
Other long-term liabilities	73,320	15,171

Total long-term liabilities	1,184,920	389,813

Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 99,132 and 83,345 shares issued and outstanding in 2015 and 2014, respectively	99	83
Additional paid-in capital	742,927	586,709
Retained earnings	41,338	76,421
Statutory surplus reserve	20,916	21,236
Accumulated other comprehensive income	13,321	31,015

Total TTM Technologies, Inc. stockholders’ equity	818,601	715,464
Noncontrolling interest	7,428	—

Total equity	826,029	715,464

	$2,670,967	$1,601,289

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended September 28, 2015 and September 29, 2014

	Quarter Ended		Three Quarters Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
	(Unaudited) (In thousands, except per share data)
Net sales	$652,005	$345,275	$1,426,614	$934,805
Cost of goods sold	562,887	296,167	1,224,747	808,591

Gross profit	89,118	49,108	201,867	126,214

Operating expenses:
Selling and marketing	17,642	9,033	39,398	26,993
General and administrative	39,523	25,782	126,031	70,960
Amortization of definite-lived intangibles	6,421	1,980	12,205	6,452
Restructuring charge	1,936	—	1,936	—
Impairment of long-lived assets	—	—	—	1,845
Gain on sale of asset	—	—	(2,504)	—

Total operating expenses	65,522	36,795	177,066	106,250

Operating income	23,596	12,313	24,801	19,964

Other income (expense):
Interest expense	(21,002)	(6,018)	(39,545)	(18,139)
Loss on extinguishment of debt	—	—	(802)	(506)
Other, net	3,998	1,742	4,264	(1,532)

Total other expense, net	(17,004)	(4,276)	(36,083)	(20,177)

Income (loss) before income taxes	6,592	8,037	(11,282)	(213)
Income tax (provision) benefit	(8,730)	(379)	(23,993)	968

Net (loss) income	(2,138)	7,658	(35,275)	755
Less: Net income attributable to the noncontrolling interest	(99)	—	(128)	—

Net (loss) income attributable to TTM Technologies, Inc. stockholders	$(2,237)	$7,658	$(35,403)	$755

(Loss) income per share attributable to TTM Technologies, Inc. stockholders:
Basic (loss) earnings per share	$(0.02)	$0.09	$(0.39)	$0.01

Diluted (loss) earnings per share	$(0.02)	$0.09	$(0.39)	$0.01

Weighted-average shares used in computing per share amounts:
Basic	99,128	83,345	90,522	83,202

Diluted	99,128	84,039	90,522	83,853

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Three Quarters Ended September 28, 2015 and September 29, 2014

	Quarter Ended		Three Quarters Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
	(Unaudited) (In thousands)
Net (loss) income	$(2,138)	$7,658	$(35,275)	$755
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Unrealized (loss) gain during the period, net	(18,195)	7,876	(16,017)	(4,940)
Gain realized in the statement of operations	—	—	(1,786)	—

Net	(18,195)	7,876	(17,803)	(4,940)

Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	33	(65)	(20)	55
Loss realized in the statement of operations	44	40	129	105

Net	77	(25)	109	160

Unrealized gains (losses) on available for sale securities:
Unrealized loss on available for sale securities during period	—	—	—	(20)
Loss realized in the statement of operations	—	—	—	83

Net	—	—	—	63

Other comprehensive (loss) income, net of tax	(18,118)	7,851	(17,694)	(4,717)

Comprehensive (loss) income	(20,256)	15,509	(52,969)	(3,962)
Less: comprehensive income attributable to the noncontrolling interest	(99)	—	(128)	—

Comprehensive (loss) income attributable to TTM Technologies, Inc. stockholders	$(20,355)	$15,509	$(53,097)	$(3,962)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended September 28, 2015 and September 29, 2014

	Three Quarters Ended
	September 28, 2015	September 29, 2014
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(35,275)	$755
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	94,403	71,031
Amortization of definite-lived intangible assets	12,205	6,452
Accretion of debt discount and amortization of debt issuance costs	10,636	7,580
Deferred income taxes	10,993	(1,210)
Stock-based compensation	7,026	6,053
Loss on extinguishment of debt	802	506
Impairment of long-lived assets	—	1,845
Gain on sale of asset	(2,504)	—
Other	(4,509)	2,503
Payment of accreted interest on convertible senior notes	(8,731)	(1,324)
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	33,369	11,163
Inventories	(14,766)	(13,492)
Prepaid expenses and other current assets	11,802	2,620
Accounts payable	(30,362)	(9,327)
Accrued salaries, wages and benefits and other accrued expenses	12,543	(7,752)

Net cash provided by operating activities	97,632	77,403

Cash flows from investing activities:
Acquisition, net of cash acquired	(169,162)	—
Designation of cash and cash equivalents to restricted cash	(1,957)	—
Purchase of property, plant and equipment and equipment deposits	(76,876)	(83,397)
Proceeds from sale of property, plant and equipment and asset held for sale	21,364	1,088

Net cash used in investing activities	(226,631)	(82,309)

Cash flows from financing activities:
Proceeds from new long-term borrowings	950,000	30,000
Proceeds from borrowing on revolving loan	80,000	—
Repayment of assumed long-term debt in acquisition	(669,024)	—
Repayment of long-term debt borrowing	(273,803)	(96,204)
Repurchase of convertible senior notes	(23,664)	(5,411)
Payment of debt issuance costs	(34,104)	(1,626)
Payment of original issue discount	(33,250)	—
Purchase of convertible senior note hedge	—	(7,953)
Proceeds from warrants	—	4,053
Proceeds from exercise of stock options	495	—

Net cash used in financing activities	(3,350)	(77,141)

Effect of foreign currency exchange rates on cash and cash equivalents	(2,042)	201

Net decrease in cash and cash equivalents	(134,391)	(81,846)
Cash and cash equivalents at beginning of period	279,042	330,554

Cash and cash equivalents at end of period	$144,651	$248,708

Noncash transactions:
Property, plant and equipment recorded in equipment payable and accounts payable	$23,405	$55,979
Common stock issued in connection with Viasystems acquisition (Note 2)	149,006	—

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a major global printed circuit board (PCB) manufacturer, focusing on quick-turn and technologically advanced PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions). The Company provides time-to-market and advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

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

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional values of assets acquired and liabilities assumed in a business combination in the reporting period in which the adjustment amounts are determined. This update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This update also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted ASU 2015-16 in the third quarter of 2015, and the Company’s adoption did not have an impact on its ongoing reporting.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, which requires an entity to record debt issuance costs related to a note reported in the balance sheet as a direct deduction from the face amount of that note. The update is effective for annual periods ending after December 15, 2015. Early application is permitted. The standard requires the use of the retrospective transition method. The impact on the Company’s consolidated financial statements is not expected to be material.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

(2) Acquisition of Viasystems Group, Inc.

On May 31, 2015, the Company completed the acquisition of Viasystems Group, Inc. (Viasystems), for total consideration of $248,824 in cash and 15,082 shares of TTM common stock with a fair value of $149,006, to acquire all of the outstanding shares of capital stock and other equity rights of Viasystems. Additionally, in connection with the completion of the acquisition, the Company assumed and refinanced Viasystems’ debt, which was approximately $669,024 as of May 31, 2015. Viasystems was a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and E-M Solutions. Viasystems’ products were found in a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems, and complex industrial, medical, and other technical instruments. Viasystems’ E-M Solutions services can be bundled with its PCBs to provide an integrated solution to customers. Viasystems operated 15 manufacturing facilities worldwide: eight in the United States, five in the People’s Republic of China (China), and one each in Canada and Mexico. Viasystems served a diversified customer base of over 1,000 customers in various markets throughout the world.

Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $2,065 and $1,632 for the quarters ended September 28, 2015 and September 29, 2014, respectively, and $32,927 and $1,632 for the three quarters ended September 28, 2015 and September 29, 2014, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed statements of operations.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired, liabilities assumed and noncontrolling interest. The following summarizes the preliminary estimated fair values of net assets acquired and noncontrolling interest:

(In thousands)
Cash	$79,662
Restricted cash	3,510
Accounts and notes receivables ($216,703 contractual gross receivables)	208,523
Inventories	132,878
Prepaid expenses and other current assets	29,659
Property, plant and equipment	427,269
Identifiable intangible assets	150,500
Goodwill	351,135
Deposits and other noncurrent assets	1,157
Current liabilities	(252,159)
Long-term debt	(669,024)
Other liabilities	(57,980)
Noncontrolling interest	(7,300)

Total	$397,830

Due to the fact that the Viasystems acquisition has just recently occurred, the magnitude of the transaction, and the significant information to be obtained and analyzed resides in a foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired, liabilities assumed and noncontrolling interest, but in no case to exceed more than one year from the date of acquisition. As of September 28, 2015, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, other liabilities, and noncontrolling interest. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

Inventories

The Company acquired $132,878 of inventories as a result of the acquisition. Finished goods were valued at estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. Work-in-process inventory was valued at estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance for the completion and selling effort. Raw materials were valued at estimated replacement cost.

Property, Plant and Equipment

The fair value of property, plant and equipment was determined by utilizing three approaches: the cost, sales comparison, and income capitalization approaches, each including management assumptions. Each approach assumes valuation of the property at the property’s highest and best use.

Noncontrolling Interest

Noncontrolling interest consists of a 5% equity interest in a manufacturing facility in Huiyang, China. The fair value was determined by utilizing a combination of income and market comparable approaches. The income approach was used to estimate the total enterprise value of the noncontrolling interest by estimating discounted future cash flows. The market comparable approach indicates the fair value of the noncontrolling interest based on a comparison to comparable enterprises in similar lines of business that are publicly traded.

Identifiable Intangible Assets

Acquired identifiable intangible assets include customer relationships and technology. The fair value of the identifiable intangible assets was determined using various income approach methods including excess earnings to determine the present value of expected future cash flows for each identifiable intangible asset based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated based on forecasted revenues and

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

costs adjusted based on the expectations of market participants. The Company used risk adjusted discount rates between 13% and 14% to discount the expected future cash flows under the income approach. The preliminary estimated fair value assigned to each class of intangible assets and the related weighted average amortization periods are as follows:

	Estimated fair value	Weighted-average amortization period
	(In thousands)
Customer relationships	$147,500	8.1 years
Technology	3,000	3.0 years

	$150,500

Goodwill

Goodwill represents the excess of the Viasystems purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interest. During the quarter ended September 28, 2015, goodwill was adjusted to reflect:

•	a decrease in cash by $2,561 and restricted cash by $32 as a result of additional information received regarding the collateralization of specific letters of credit;

•	an increase in trade and notes receivable by $390 as a result of additional information received regarding the collectability of such trade and notes receivable;

•	a decrease in fair value of inventory by $5,399 resulting from additional information received regarding the valuation of inventory;

•	a decrease in current assets of $1,364 resulting primarily from deferred taxes;

•	a decrease in property, plant and equipment by $25,567 due to additional information received regarding the valuation of certain property acquired;

•	an increase in intangibles by $4,000 resulting from additional information received regarding the valuation of identifiable intangible assets;

•	an increase in other noncurrent assets by $485 primarily related to a long-term below market lease asset;

•

an increase in current liabilities by $4,319 due to a reassessment of product claims and other amounts due to vendors, and an increase in other noncurrent liabilities by $15,559 primarily related to noncurrent deferred taxes; and

•	an increase in noncontrolling interest by $3,277 resulting from additional information received regarding the valuation.

Prior to the Company’s acquisition of Viasystems, the Company had two reporting segments based on geographical location of operations, North America and Asia Pacific, consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its reporting segments and determined that it has two reporting segments, PCB and E-M Solutions. The excess purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interest has been allocated to the PCB reporting segment given that Viasystems was primarily a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs.

The Company believes that the acquisition of Viasystems will produce the following significant benefits:

•

Strengthens the Company’s Position as a Global Market Leader. The combination of the Company and Viasystems is expected to create one of the largest and most diversified PCB manufacturers in the world. The addition of Viasystems extends the Company’s product technologies, production and development solutions, and customer base.

•

Enhances End Market and Customer Diversification and Provides Entry to Attractive Automotive Markets. The Company believes that the combination will expand and diversify the Company’s customer base, end markets served, and product suite. The combination should significantly increase the Company’s presence in the automotive end market and provide, among other cross-selling opportunities, the opportunity to market the Company’s advanced technology PCBs to automotive customers. In addition, the combination is expected to expand the Company’s presence in the Medical, Industrial and Instrumentation, Networking / Communications, and Aerospace / Defense end markets.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for Viasystems, in relation to other acquired tangible and intangible assets. The goodwill acquired in the acquisition is not expected to be deductible for income tax purposes subject to certain tax elections that are currently being considered.

Results of Operations

Included in the consolidated condensed statements of operations are net sales from the Viasystems operations of $283,224 and $376,418, excluding intercompany sales, for the quarter and three quarters ended September 28, 2015, respectively. Net losses included in the consolidated condensed statements of operations from the Viasystems operations for the quarter and three quarters ended September 28, 2015 have not been reported as it is impracticable to do so given the integration and other efficiency and cost saving measures in process during the third quarter ended 2015.

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

	Quarter Ended		Three Quarters Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
	(In thousands, except per share data)
Net sales	$652,005	$644,527	$1,933,430	$1,830,898
Net loss attributable to TTM Technologies, Inc. stockholders	(2,237)	(14,787)	(25,033)	(41,388)
Basic loss per share	$(0.02)	$(0.15)	$(0.28)	$(0.42)

Dilutive loss per share	$(0.02)	$(0.15)	$(0.28)	$(0.42)

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

(3) Restructuring and Impairment Charges

North America Restructuring Activities

On September 29, 2015, the Company announced a consolidation plan that will result in the closure of the Company’s facilities in Cleveland, Ohio, Milpitas, California and Juarez, Mexico (the Plan). The Plan is part of the Company’s integration strategy to improve total plant utilization, operational performance and customer focus following its recent acquisition of Viasystems, Inc. In accordance with the Plan, the Company will combine its Cleveland and Milpitas facilities into its North Jackson, Ohio and Silicon Valley, California facilities, respectively, and close its Juarez facility.

In connection with the Plan, during the quarter and three quarters ended September 28, 2015, the Company recognized restructuring charges of $1,936 in its E-M Solutions segment, which is included in other accrued expenses in the September 28, 2015 consolidated condensed balance sheet. These charges primarily represent severance expense associated with the closure of the Juarez facility and are expected to be paid out by June 2016. Severance charges related to the Cleveland, Ohio and Milpitas, California facility closures are expected to be recorded during the fourth quarter of 2015, once the plans for certain employee transfers to other facilities is finalized.

The Company estimates that it will incur total charges related to the Plan of approximately $15,000 to $20,000.

Impairment and Sale of Suzhou, China Manufacturing Facility

The Company ceased manufacturing at its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary, which held its Suzhou, China manufacturing facility, and shut down its operations in 2013. This subsidiary was included in the Company’s PCB operating segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

During the three quarters ended September 28, 2015, the Company sold its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary for $21,275 and recognized a gain of $2,504.

(4) Inventories

Inventories as of September 28, 2015 and December 29, 2014 consisted of the following:

	As of
	September 28, 2015	December 29, 2014
	(In thousands)
Inventories:
Raw materials	$73,679	$44,477
Work-in-process	104,737	57,544
Finished goods	114,415	43,166

	$292,831	$145,187

(5) Goodwill and Definite-lived Intangibles

Goodwill

As of September 28, 2015 and December 29, 2014 goodwill was as follows:

Total
(In thousands)
Balance as of December 29, 2014	$12,111
Goodwill acquired during the three quarters ended September 28, 2015	351,135
Foreign currency translation adjustment during the three quarters ended September 28, 2015	9

Balance as of September 28, 2015	$363,255

All goodwill relates to the Company’s PCB reportable segment. The assignment of goodwill related to the acquisition of Viasystems is preliminary and will be completed in conjunction with the final purchase price allocation.

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Definite-lived Intangibles

As of September 28, 2015 and December 29, 2014, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
September 28, 2015:
Customer relationships	$91,492	$(78,730)	$427	$13,189	9.2
Trade name	10,302	(9,863)	11	450	6.0

Acquired intangibles from acquisition
Customer relationships	147,500	(6,249)	—	141,251	8.1
Technology	3,000	(333)	—	2,667	3.0

	$252,294	$(95,175)	$438	$157,557

December 29, 2014:
Customer relationships	$91,492	$(74,486)	$445	$17,451	9.2
Trade name	10,302	(8,520)	17	1,799	6.0

	$101,794	$(83,006)	$462	$19,250

The September 28, 2015 and December 29, 2014 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries which operate in currencies other than the U.S. Dollar.

All of the definite-lived intangibles are amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles which are amortized using an accelerated method of amortization based on cash flows. Amortization expense was $6,421 and $1,980 for the quarters ended September 28, 2015 and September 29, 2014, respectively, and $12,205 and $6,452 for the three quarters ended September 28, 2015 and September 29, 2014, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2015	$6,801
2016	23,871
2017	23,647
2018	22,883
2019	18,746
Thereafter	61,609

$157,557

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(6) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of September 28, 2015 and December 29, 2014:

	Average Effective Interest Rate as of September 28, 2015	September 28, 2015	Average Effective Interest Rate as of December 29, 2014	December 29, 2014
	(In thousands)
Term loan due May 2021	6.0%	$950,000	—	—
U.S. ABL revolving loan due May 2020	1.9%	80,000	—	—
Term loan due September 2016	—	—	2.5%	$273,800
Other	—	—	6.0%	4

		1,030,000		273,804
Less: Unamortized discount		(31,545)		—

		998,455		273,804
Less: current maturities		(89,500)		(96,204)

Long-term debt, less current maturities		$908,955		$177,600

The fiscal calendar maturities of long-term debt through 2019 and thereafter are as follows:

(In thousands)
Remaining 2015	$82,375
2016	16,625
2017	40,375
2018	47,500
2019	47,500
Thereafter	795,625

$1,030,000

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

The Term Loan was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 4%, at the Company’s option. At September 28, 2015, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s convertible senior notes. See Note 7 Convertible Senior Notes.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150,000, a letter of credit facility of up to $75,000, and swingline loans of up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 175 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 75 basis points, at the Company’s option. At September 28, 2015, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 1.9%. Beginning in 2016, the applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans and from 50 to 100 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and inventories as well as by a second position against a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s convertible senior notes. See Note 7 Convertible Senior Notes. At September 28, 2015, $80,000 of the U.S. ABL was outstanding and classified as short-term debt.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150,000 and a letter of credit facility of up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the convertible senior notes. See Note 7 Convertible Senior Notes. The Company’s Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At September 28, 2015, none of the Asia ABL was outstanding.

The Company is required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis beginning October 1, 2015. On October 1, 2015, the first scheduled principal payment of $2,375 was made. Based on certain parameters defined in the Term Loan agreement, the Company may be required to make an additional principal payment on an annual basis. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At September 28, 2015, the Company was in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

As of September 28, 2015, remaining unamortized debt discount and debt issuance costs were $31,545 and $32,168, respectively. The debt discount is recorded as a reduction of the Term Loan and is amortized over the duration of the Term Loan. The debt issuance costs are included in other non-current assets and are amortized to interest expense over the duration of the Term Loan and ABL Revolving Loans. The debt discount and the debt issuance costs related to the Term Loan are amortized into interest expense using an effective interest rate of 7.49%. The debt issuance costs related to the ABL Revolving Loans are amortized into interest expense using the straight line method of amortization over the duration of the ABL Revolving Loans. At September 28, 2015, the remaining amortization period for the unamortized debt discount and debt issuance costs was 5.6 years.

The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The U.S. ABL commitment fee may vary from 0.25% to 0.375% based on utilization levels. Additionally, the Company also paid commitment fees of 0.5% per annum on the unused portion of the $90,000 senior secured revolving loan associated with the terminated 2012 credit agreement during the quarter and two quarters ended June 29, 2015. The Company incurred total commitment fees related to unused borrowing availability of $200 and $155 for the quarters ended September 28, 2015 and September 29, 2014, respectively, and $565 and $439 for the three quarters ended September 28, 2015 and September 29, 2014, respectively. As of September 28, 2015, the outstanding amount of the Term Loan was $950,000, of which $9,500 is due for repayment within one year and is included as short-term debt, with the remaining $940,500 included as long-term debt. Additionally, $80,000 of the U.S. ABL and none of the Asia ABL was outstanding as of September 28, 2015. Available borrowing capacity under the U.S. ABL and Asia ABL was $65,444 and $142,224, which considers the letter of credit outstanding of $4,556 and $7,776 mentioned below, respectively, at September 28, 2015.

Letters of Credit

The Company has up to $75,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively, as mentioned above. As of September 28, 2015, letters of credit in the amount of $4,556 were outstanding under the U.S. ABL and $7,776 were outstanding under the Asia ABL. The Company has other standby letters of credit outstanding in the amount of $4,832, which expire between October 4, 2015 and May 16, 2016. These other standby letters of credit are securitized by cash collateral. As such, the Company has recorded such cash as restricted on the consolidated condensed balance sheet as of September 28, 2015. There were no such arrangements at December 29, 2014.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $36,100 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2015. As of September 28, 2015, the Chinese Revolver had not been drawn upon.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Loss on Extinguishment of Debt

The Company became a party to its current Term Loan and ABL Revolving Loans during the second quarter ended June 29, 2015 in order to refinance and pay in full the remaining outstanding amount of $225,700 under an existing 2012 credit agreement, as well as to finance the acquisition of Viasystems and refinance Viasystems’ outstanding debt. As a result, the Company recognized losses of approximately $802 during the three quarters ended September 28, 2015 resulting from the write off of the remaining unamortized debt issuance costs associated with the terminated 2012 credit agreement.

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

Convertible Senior Notes due 2015

The Company issued 3.25% convertible senior notes due on May 15, 2015, in a public offering for an aggregate principal amount of $175,000. During the three quarters ended September 28, 2015, the outstanding principal of $32,395 plus accrued interest was paid in full.

As of September 28, 2015 and December 29, 2014, the following summarizes the liability and equity components of the convertible senior notes:

	As of September 28, 2015			As of December 29, 2014
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(in thousands)
Liability components:
Convertible senior notes due 2020	$250,000	$(47,355)	$202,645	$250,000	$(52,958)	$197,042
Convertible senior notes due 2015	—	—	—	32,395	(554)	31,841

Total	$250,000	$(47,355)	$202,645	$282,395	$(53,512)	$228,883

	As of September 28, 2015			As of December 29, 2014
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Equity components:
Additional paid-in capital:
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311	$60,227	$(1,916)	$58,311
Convertible senior notes due 2015	—	—	—	39,781	(1,413)	38,368

Total	$60,227	$(1,916)	$58,311	$100,008	$(3,329)	$96,679

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The components of interest expense resulting from the convertible senior notes for the quarter and three quarters ended September 28, 2015 and September 29, 2014 were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
	(In thousands)
Contractual coupon interest
Convertible senior notes due 2020	$1,094	$1,094	$3,281	$3,273
Convertible senior notes due 2015	—	263	395	790

	$1,094	$1,357	$3,676	$4,063

Amortization of debt discount
Convertible senior notes due 2020	$1,898	$1,779	$5,603	$5,294
Convertible senior notes due 2015	—	352	554	1,036

	$1,898	$2,131	$6,157	$6,330

Amortization of debt issuance costs
Convertible senior notes due 2020	$190	$178	$561	$531
Convertible senior notes due 2015	—	36	56	104

	$190	$214	$617	$635

As of September 28, 2015 and December 29, 2014, remaining unamortized debt issuance costs included in other non-current assets were $4,746 and $5,363, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At September 28, 2015, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 5.2 years.

For the quarter and three quarters ended September 28, 2015 and September 29, 2014, the amortization of debt discount and debt issuance costs for the 2020 convertible senior notes and the 2015 convertible senior notes was based on an effective interest rate of 6.48% and 8.37%, respectively.

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

During the quarter ended September 28, 2015, the Company’s effective tax rate was impacted by discrete tax expense of $530 mainly due to the change in estimates resulting from the completion of the Company’s 2014 income tax returns and interest related to uncertain tax positions. No tax benefit was recorded on the losses incurred in the U.S. and certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions.

For the three quarters ended September 28, 2015, the Company’s effective tax rate was further impacted by (i) a discrete tax benefit resulting from the retroactive approval of the high technology enterprise status for certain subsidiaries in China; (ii) a full valuation allowance against the Company’s existing U.S. net deferred tax assets; and (iii) reversal of deferred tax liabilities related to the Company’s decision to indefinitely reinvest the foreign earnings attributable to the backplane assembly facility in Shanghai, China.

Certain foreign losses generated are not more than likely to be realizable, and thus, no income tax benefit has been recognized on these losses. The Company’s foreign earnings attributable to certain subsidiaries in China will be indefinitely reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

Certain entities in China operated under tax incentives effective through 2016. The tax incentives decreased Chinese taxes by $1,053 and $4,755, which increased both basic and diluted earnings per share by $0.01 and $0.05 for the quarter and three quarters ended September 28, 2015, respectively.

As a result of the acquisition of Viasystems, the Company’s unrecognized tax benefit including interest and penalties increased by $29,444. As of September 28, 2015, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, deferred taxes, tax uncertainties, and income taxes payable. Any changes in the fair values of these liabilities assumed during the measurement period may result in material adjustments to goodwill.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(9) Financial Instruments

Derivatives

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts as of September 28, 2015 and December 29, 2014 was approximately $1,614 and $29,142, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	September 28, 2015	December 29, 2014
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other current assets	$3	$—
Foreign exchange contracts	Other accrued expenses	—	(12)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	17	—
Foreign exchange contracts	Other accrued expenses	(42)	(5,050)

		$(22)	$(5,062)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		For the Quarter Ended
		September 28, 2015			September 29, 2014
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
			(In thousands)
Cash flow hedge:
Foreign currency forwards	Depreciation expense	$33	$(44)	$—	$(65)	$(40)	$—

		$33	$(44)	$—	$(65)	$(40)	$—

		For the Three Quarters Ended
		September 28, 2015			September 29, 2014
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized into Income
			(In thousands)
Cash flow hedge:
Foreign currency forwards	Depreciation expense	$(20)	$(129)	$—	$55	$(105)	$—

		$(20)	$(129)	$—	$55	$(105)	$—

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income (loss) for the three quarters ended September 28, 2015 and September 29, 2014:

	For the Three Quarters Ended
	September 28, 2015	September 29, 2014
	(In thousands)
Beginning balance unrealized loss, net of tax	$(1,424)	$(1,613)
Changes in fair value (loss) gain, net of tax	(20)	55
Reclassification to earnings	129	105

Ending balance unrealized loss, net of tax	$(1,315)	$(1,453)

The Company expects that approximately $172 of expense will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net loss recognized in other, net in the consolidated condensed statements of operations related to foreign exchange contracts not designated as hedges was $102 and $2,213 for the quarters ended September 28, 2015 and September 29, 2014, respectively, and $360 and $1,259 for the three quarters ended September 28, 2015 and September 29, 2014, respectively.

(10) Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss) as of September 28, 2015 and December 29, 2014:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at December 29, 2014	$32,439	$(1,424)	$31,015
Other comprehensive loss before reclassifications	(16,017)	(20)	(16,037)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,786)	129	(1,657)

Other comprehensive (loss) income	(17,803)	109	(17,694)

Ending balance at September 28, 2015	$14,636	$(1,315)	$13,321

The following provides a summary of reclassifications out of accumulated other comprehensive income for the quarter and three quarters ended September 28, 2015 and September 29, 2014:

		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		For the Quarter Ended		For the Three Quarters Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Statement of Operations Location	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Gain on foreign currency translation	Gain on sale of assets, net of tax	$—	$—	$(1,786)	$—

Loss on cash flow hedges	Depreciation expense, net of tax	$44	$40	$129	$105

Loss on available for sale securities	Other, net, net of tax	$—	$—	$—	$83

(11) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are in diverse end markets. Many customers to which the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter ended September 28, 2015 and September 29, 2014, one customer accounted for approximately 17% and 23%, respectively, of the Company’s net sales. For the three quarters ended September 28, 2015 and September 29, 2014, one customer accounted for approximately 21% and 16%, respectively, of the Company’s net sales.

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

The carrying amount and estimated fair value of the Company’s financial instruments at September 28, 2015 and December 29, 2014 were as follows:

	September 28, 2015		December 29, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$20	$20	$—	$—
Derivative liabilities, current	42	42	5,062	5,062
Long-term debt	998,455	961,125	273,804	273,820
Convertible senior notes due 2020	202,645	220,825	197,042	241,875
Convertible senior notes due 2015	—	—	31,841	32,631

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate. The values were adjusted to reflect nonperformance risk of the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of September 28, 2015 and December 29, 2014, which are considered Level 1 and Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of September 28, 2015 and December 29, 2014, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value.

At September 28, 2015 and December 29, 2014, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	September 28, 2015	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Foreign exchange derivative assets	$20	$—	$20	$—
Foreign exchange derivative liabilities	42	—	42	—

	December 29, 2014	Fair Value Measurements Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$129,012	$129,012	$—	—
Foreign exchange derivative liabilities	5,062	—	5,062	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarters or three quarters ended September 28, 2015 and September 29, 2014.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(13) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of September 28, 2015 and December 29, 2014. However, these amounts are not material to the consolidated condensed financial statements of the Company.

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

On January 6, 2015, the parties to the Missouri Lawsuit entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement that will terminate both Lawsuits upon entry of the final judgment. Pursuant to the terms of the MOU, the parties entered into a stipulation of settlement on May 22, 2015, that remains subject to customary conditions, including court approval. The settlement agreement does not require the defendants to pay any monetary consideration to the proposed settlement class. The settlement agreement provides for payment of attorneys’ fees of the plaintiffs and reimbursement of expenses, in the amount to be determined by the court, but not to exceed $550. If the stipulation of settlement is approved by the court, it will fully and finally resolve all of the claims asserted, or that could have been asserted, in the Lawsuit against the defendants, and provide a release by the proposed settlement class of all claims against the defendants and their respective affiliates and agents in connection with the Merger.

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

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. The Company believes that its facilities in the United States, Canada and Mexico comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to the Chinese environmental waste water law was issued in late 2012, but allows for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. Some of the Company’s plants in China are not yet in full compliance with the updated environmental regulations. The Company believes it has developed plans acceptable to the Chinese government and is in the process of implementing these plans.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company does not anticipate any immediate risk of government fines or temporary closure of its Chinese plants. The Company has established and enacted an investment plan related to the efforts to come into full compliance with the new regulations. The 2015 capital expenditure costs expected for these plans are included in the Company’s capital expenditure projections.

(14) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and three quarters ended September 28, 2015 and September 29, 2014:

	Quarter Ended		Three Quarters Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
	(In thousands, except per share amounts)
Net (loss) earnings attributable to TTM Technologies, Inc. stockholders	$(2,237)	$7,658	$(35,403)	$755

Weighted average shares outstanding	99,128	83,345	90,522	83,202
Dilutive effect of performance-based stock units, restricted stock units and stock options	—	694	—	651

Diluted shares	99,128	84,039	90,522	83,853

(Loss) earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$(0.02)	$0.09	$(0.39)	$0.01

Diluted	$(0.02)	$0.09	$(0.39)	$0.01

For the quarter and three quarters ended September 28, 2015, potential shares of common stock, consisting of stock options to purchase approximately 422 shares of common stock at exercise prices ranging from $5.78 to $16.82 per share, 2,326 restricted stock units, and 275 performance-based restricted stock units were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

For the quarter and three quarters ended September 29, 2014, performance-based restricted stock units, restricted stock units and stock options to purchase 1,263 and 1,230 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based restricted stock units, restricted stock units or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

Additionally, for the quarter and three quarters ended September 28, 2015 and September 29, 2014, the effect of 25,940 and 27,970 shares of common stock, respectively, related to the Company’s convertible senior notes, and warrants to purchase 27,500 shares of common stock, were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

(15) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
	(In thousands)
Cost of goods sold	$322	$207	$790	$669
Selling and marketing	294	257	834	845
General and administrative	2,056	1,490	5,402	4,539

Stock-based compensation expense recognized	$2,672	$1,954	$7,026	$6,053

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Performance-based Restricted Stock Units (PRU)

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter and three quarters ended September 28, 2015, management determined that vesting of the PRU awards was probable. PRUs activity for the three quarters ended September 28, 2015 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at December 29, 2014	275	$8.03
Granted	295	$7.22
Change in units due to annual financial target performance achievement	55	$7.22

Outstanding target shares at September 28, 2015	625	$7.58

Restricted Stock Units

The Company granted 1,301 and 833 restricted stock units during the three quarters ended September 28, 2015 and September 29, 2014, respectively. The RSUs granted have a weighted-average fair value per unit of $9.15 and $8.00 for the three quarters ended September 28, 2015 and September 29, 2014, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant. There were no restricted stock units granted during the quarters ended September 28, 2015 and September 29, 2014.

Stock Options

The Company did not grant any stock option awards during the quarter or three quarters ended September 28, 2015 and September 29, 2014.

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of September 28, 2015:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
RSU awards	$12,185	1.5
PRU awards	1,899	1.6

	$14,084

(16) Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. As a result of the May 31, 2015 acquisition of Viasystems and the ongoing integration activities, the Company has reassessed its reportable operating segments and determined that it has two reportable operating segments: PCB and E-M Solutions. This determination was made based on the criteria of earning revenues and incurring expenses, the Company’s organizational structure which has segment managers who report to the chief operating decision maker and discrete financial information, and the aggregation of similar operating segments into reportable operating segments. All prior-period amounts have been adjusted retrospectively to reflect our reportable segment changes.

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

The Company accounts for inter-segment sales and transfers as if the sale or transfer were to third parties: at arms length and consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarter and the three quarters ended September 28, 2015 are sales primarily from the PCB to the E-M Solutions operating segment.

	Quarter Ended		Three Quarters Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
	(In thousands)
Net Sales:
PCB	$604,771	$328,542	$1,332,996	$879,200
E-M Solutions	49,658	17,368	97,634	57,472

Total sales	654,429	345,910	1,430,630	936,672
Inter-segment sales	(2,424)	(635)	(4,016)	(1,867)

Total net sales	$652,005	$345,275	$1,426,614	$934,805

Operating Segment Income (Loss):
PCB	$52,191	$20,457	$105,907	$39,856
E-M Solutions	(1,729)	642	(1,188)	3,111
Corporate	(20,445)	(6,806)	(67,713)	(16,551)

Total operating segment income	30,017	14,293	37,006	26,416
Amortization of definite-lived intangibles	(6,421)	(1,980)	(12,205)	(6,452)

Total operating income	23,596	12,313	24,801	19,964
Total other expense	(17,004)	(4,276)	(36,083)	(20,177)

Income (loss) before income taxes	$6,592	$8,037	$(11,282)	$(213)

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology, facilities and human resources personnel, as well as global sales and marketing personnel and acquisition and integration costs associated with the acquisition of Viasystems. Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $2,065 and $1,632 for the quarters ended September 28, 2015 and September 29, 2014, respectively, and $32,927 and $1,632 for the three quarters ended September 28, 2015 and September 29, 2014, respectively, are included in Corporate.

(17) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepreg from these related parties in the amount of $21,167 and $11,469 for the quarters ended September 28, 2015 and September 29, 2014, respectively, and $43,335 and $36,647 for the three quarters ended September 28, 2015 and September 29, 2014, respectively.

Dongguan Shengyi Electronics Ltd. (SYE) is also a related party as it is a wholly owned subsidiary of an entity in which a significant shareholder of the Company holds an equity interest. The Company sells PCB’s to SYE and purchases PCB’s including various services in relation to PCB manufacturing from SYE. Sales to SYE for the quarters ended September 28, 2015 and September 29, 2014 were $1,042 and $2,282, respectively, and $3,867 and $21,535 for the three quarters ended September 28, 2015 and September 29, 2014, respectively. Purchases of PCB including various services in relation to PCB manufacturing for the quarters ended September 28, 2015 and September 29, 2014 were $344 and $78, respectively, and $1,840 and $550 for the three quarters ended September 28, 2015 and September 29, 2014, respectively.

As of September 28, 2015 and December 29, 2014, the Company’s consolidated balance sheets included $31,425 and $17,950, respectively, in accounts payable due to, and $2,025 and $4,934, respectively, in accounts receivable due from a related party for the purchase of laminate and prepreg and various PCB manufacturing services, and sales of PCBs to SYE, as mentioned above.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(18) Distribution of Profits

As stipulated by the relevant laws and regulations of China applicable to the Company’s subsidiaries in China, each of such subsidiaries is required to make appropriations from its net income as determined in accordance with accounting principles and the relevant financial regulations of China (PRC GAAP) to a non-distributable reserve, also referred to as statutory surplus reserve. The appropriations to the statutory surplus reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP and required until the balance reaches 50% of its registered capital. The statutory surplus reserve is used to offset future or past losses. These Chinese subsidiaries may, upon a resolution passed by their respective shareholders, convert the statutory surplus reserve into capital. A decrease in such appropriations of approximately $320 was made to the statutory surplus reserve of these Chinese subsidiaries for the quarter ended September 28, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risk and uncertainties. Forward-looking statements are all statements made in this Quarterly Report on Form 10-Q other than statements of historical fact. In some cases, forward-looking statements can be identified by terminology such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “will,” “would,” and similar expressions or expressions of the negative of these terms. These statements include statements regarding the intent, belief or current expectations of TTM and its subsidiaries, directors, and officers with respect to, among other things, future events. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2014, filed with the SEC.

COMPANY OVERVIEW

We are a major global printed circuit board (PCB) manufacturer, focusing on quick-turn and technologically advanced PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions). We focus on providing time-to-market and advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including manufacturers of networking/communications infrastructure products, smartphones and touchscreen tablets, as well as the aerospace and defense, automotive, high-end computing, and industrial/medical industries. Our customers include both original equipment manufacturers and electronic manufacturing services providers.

RECENT DEVELOPMENTS

On May 31, 2015, we completed the acquisition of Viasystems Group, Inc. (Viasystems), for total consideration of $248.8 million in cash and 15.1 million shares of TTM common stock. Additionally, in connection with the completion of the acquisition, we assumed and refinanced Viasystems’ debt, which was approximately $669.0 million. Viasystems was a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and E-M Solutions. Viasystems’ products were found in a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems, and complex industrial, medical, and other technical instruments. Viasystems’ E-M Solutions services can be bundled with its PCBs to provide an integrated solution to customers. Viasystems operated 15 manufacturing facilities worldwide: eight in the United States, five in the People’s Republic of China (China), one each in Canada and Mexico. Viasystems served a diversified customer base of over 1,000 customers in various markets throughout the world.

On September 29, 2015, we announced a consolidation plan that will result in the closure of our facilities in Cleveland, Ohio, Milpitas, California and Juarez, Mexico (the Plan). The Plan is part of our integration strategy to improve total plant utilization, operational performance and customer focus following its recent acquisition of Viasystems, Inc. In accordance with the Plan, we will combine our Cleveland and Milpitas facilities into our North Jackson, Ohio and Silicon Valley, California facilities, respectively, and close our Juarez facility. As a result, during the quarter and three quarters ended September 28, 2015, we recognized restructuring charges of $1.9 million in our E-M Solutions segment, which is included in other accrued expenses in the September 28, 2015 consolidated condensed balance sheet. These charges primarily represent severance expense associated with the closure of the Juarez facility and are expected to be paid out by June 2016. Severance charges related to the Cleveland, Ohio and Milpitas, California facility closures are expected to be recorded during the fourth quarter of 2015, once the plans for certain employee transfers to other facilities is finalized. We estimate that we will incur total charges of approximately $15.0 million to $20.0 million related to these closures. Additionally, our fourth quarter 2015 financial results will be negatively impacted as a result of the planned closure of these facilities.

FINANCIAL OVERVIEW

For the first three quarters of 2015, we experienced higher demand in our Cellular Phone end market compared to that of the same period in 2014. This increase in demand resulted in higher capacity utilization at our advanced technology plants resulting in higher net sales and gross margins. Additionally, we had improved operating efficiencies at certain of our North American plants.

While our customers include both OEM and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our 10 largest customers accounted for 45% and 58% of our net sales for the quarters ended September 28, 2015 and September 29, 2014, respectively, and 51% and 55% for the three quarters ended September 28, 2015 and September 29, 2014, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we serve for the periods indicated.

	Quarter Ended		Three Quarters Ended
End Markets(1)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Aerospace/Defense	14%	15%	15%	17%
Automotive(3)	17	3	12	2
Cellular Phone(2)	16	25	22	18
Computing/Storage/Peripherals(2)	12	13	11	15
Medical/Industrial/Instrumentation	14	9	12	10
Networking/Communications	25	32	26	35
Other(2)(3)	2	3	2	3

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablet PCs are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.

(3)	Automotive has been reclassified from Other end market for the quarter and three quarters ended September 29, 2014.

We derive revenues primarily from the sale of PCBs and backplane assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed or determinable, title and risk of loss have transferred, and collectability is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically have been less than 3% of gross sales. We provide our customers a limited right of return for defective PCBs and backplane assemblies. We record an estimate for sales returns and allowances at the time of sale based on historical results. Purchase orders may be cancelled prior to shipment. We generally charge customers a fee, based on the percentage completed, if an order is cancelled once it has entered production.

Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products. Shipping and handling fees and related freight costs and supplies associated with shipping products are also included as a component of cost of goods sold. Many factors affect our gross margin, including capacity utilization, product mix, production volume, and yield. We generally do not participate in any significant long-term contracts with suppliers, and we believe there are a number of potential suppliers for the raw materials we use.

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

RESULTS OF OPERATIONS

The quarter and three quarters ended September 29, 2014 do not include the results of operations from our acquisition of Viasystems, as the acquisition occurred on May 31, 2015. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below:

	Quarter Ended		Three Quarters Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.3	85.8	85.8	86.5

Gross profit	13.7	14.2	14.2	13.5

Operating expenses:
Selling and marketing	2.7	2.6	2.8	2.9
General and administrative	6.1	7.5	8.8	7.6
Amortization of definite-lived intangibles	1.0	0.5	0.9	0.7
Restructuring charge	0.3	—	0.1	—
Impairment of long-lived assets	—	—	—	0.2
Gain on sale of asset	—	—	(0.1)	—

Total operating expenses	10.1	10.6	12.5	11.4

Operating income	3.6	3.6	1.7	2.1
Other income (expense):
Interest expense	(3.2)	(1.7)	(2.8)	(1.9)
Loss on extinguishment of debt	—	—	(0.1)	—
Other, net	0.6	0.4	0.4	(0.2)

Total other expense, net	(2.6)	(1.3)	(2.5)	(2.1)

Income (loss) before income taxes	1.0	2.3	(0.8)	—
Income tax (provision) benefit	(1.3)	(0.1)	(1.7)	0.1

Net (loss) income	(0.3)	2.2	(2.5)	0.1
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net (loss) income attributable to TTM Technologies, Inc. stockholders	(0.3)%	2.2%	(2.5)%	0.1%

As a result of the May 31, 2015 acquisition of Viasystems and the ongoing integration activities, we have reassessed our reportable operating segments and determined that we have two reportable operating segments: PCB and E-M Solutions. This determination was made based on the criteria of earning revenues and incurring expenses, our organizational structure which has segment managers who report to the chief operating decision maker and discrete financial information, and the aggregation of similar operating segments into reportable operating segments.

The following table compares net sales by reportable segment for the quarter and three quarters ended September 28, 2015 and September 29, 2014:

	Quarter Ended		Three Quarters Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
	(In thousands)
Net Sales:
PCB	$604,771	$328,542	$1,332,996	$879,200
E-M Solutions	49,658	17,368	97,634	57,472

Total sales	654,429	345,910	1,430,630	936,672
Inter-segment sales	(2,424)	(635)	(4,016)	(1,867)

Total net sales	$652,005	$345,275	$1,426,614	$934,805

Net Sales

Net sales increased $306.7 million, or 88.8%, from $345.3 million for the third quarter of 2014 to $652.0 million for the third quarter of 2015. Net sales for the PCB operating segment, excluding inter-segment sales, increased $274.4 million, or 83.7%, from $328.0 million in the third quarter of 2014 to $602.4 million in the third quarter of 2015. This increase is primarily due to the acquisition of Viasystems, which accounted for $251.7 million in PCB sales in the third quarter of 2015. Additionally, the increase in PCB sales is due to higher demand in our Cellular Phone and Computing / Storage / Peripherals end markets, partially offset with lower demand in our Networking/Communications end market. These changes, including the sales from Viasystems, resulted in a 177.6% increase in PCB shipments from the third quarter of 2014 and the average PCB selling price decreased 40.7%, which was driven by a product mix shift resulting from the acquisition. Net sales for the E-M Solutions operating segment, excluding inter-segment sales, increased $32.3 million, from $17.3 million in the third quarter of 2014 to $49.6 million in the third quarter of 2015. This increase is due to the acquisition of Viasystems, which accounted for $31.5 million in E-M Solutions sales in the third quarter of 2015.

Net sales increased $491.8 million, or 52.6%, from $934.8 million for the first three quarters of 2014 to $1,426.6 million for the first three quarters of 2015. Net sales for the PCB operating segment, excluding inter-segment sales, increased $451.7 million, or 51.5%, from $877.6 million for the first three quarters of 2014 to $1,329.3 million for the first three quarters of 2015. This increase is primarily due to the acquisition of Viasystems, which accounted for $334.9 million in PCB sales in the first three quarters of 2015. Additionally, PCB sales increased due to higher demand in our Cellular Phone end market, partially offset with lower demand in our Networking/Communications end markets. These changes resulted in a 93.4% increase in PCB shipments from the first three quarters of 2014 and a decline in the average PCB selling price of 27.5%, which was driven by a product mix shift resulting from the acquisition. Net sales for the E-M Solutions operating segment, excluding inter-segment sales, increased $40.2 million, from $57.2 million for the first three quarters of 2014 to $97.4 million for the first three quarters of 2015. This increase is due to the acquisition of Viasystems, which accounted for $41.5 million in E-M Solutions sales in the first three quarters of 2015.

Gross Margin

Gross margin decreased from 14.2% for the third quarter of 2014 to 13.7% for the third quarter of 2015 and increased from 13.5% for the first three quarters of 2014 to 14.2% for first three quarters of 2015. Gross margin for the PCB operating segment decreased from 14.5% for the third quarter of 2014 to 14.3% for the third quarter of 2015 primarily due to the $6.5 million inventory markup associated with the acquisition of Viasystems. Additionally, gross margin for the PCB operating segment increased from 13.7% in the first three quarters of 2014 to 14.8% for the first three quarters of 2015 primarily due to higher utilization at our advanced technology plants partially offset by the $13.3 million inventory markup associated with the acquisition of Viasystems in the first three quarters of 2015. Gross margin for the E-M Solutions segment decreased from 8.4% for the third quarter of 2014 to 5.8% for the third quarter of 2015 and from 9.8% for the first three quarters of 2014 to 5.7% for the first three quarters of 2015, primarily due to the acquisition of Viasystems in both the third quarter and first three quarters of 2015.

Selling and Marketing Expenses

Selling and marketing expenses increased $8.6 million, from $9.0 million for the third quarter of 2014 to $17.6 million for the third quarter of 2015. Selling and marketing expenses increased $12.4 million, from $27.0 million for the first three quarters of 2014 to $39.4 million for the first three quarters of 2015. The increase in expense for the quarter and three quarters of 2015 primarily relates to the acquisition of Viasystems on May 31, 2015. As a percentage of net sales, selling and marketing expenses were 2.6% for the third quarter of 2014, as compared to 2.7% for the third quarter of 2015 and 2.9% for the first three quarters of 2014, as compared to 2.8% for the first three quarters of 2015. The decrease in selling and marketing expense as a percentage of net sales for the periods noted is primarily due to higher net sales.

General and Administrative Expenses

General and administrative expenses increased $13.7 million from $25.8 million, or 7.5% of net sales, for the third quarter of 2014 to $39.5 million, or 6.1% of net sales, for the third quarter of 2015. General and administrative expenses increased $55.0 million from $71.0 million, or 7.6% of net sales, for the first three quarters of 2014 to $126.0 million, or 8.8% of net sales, for the first three quarters of 2015. The increase in expense primarily relates to the $2.1 million and $32.9 million of acquisition-related costs for the third quarter and first three quarters of 2015, respectively, related to the acquisition of Viasystems on May 31, 2015, and four months of general and administrative expense incurred by Viasystems post acquisition through September 28, 2015.

Other Income (Expense)

Other expense, net increased $12.7 million from $4.3 million for the third quarter of 2014 to $17.0 million for the third quarter of 2015. The increase in other expense, net was primarily due to an increase in interest expense of $15.0 million related to a new long-term borrowing and a revolver loan totaling $1,030.0 million at a weighted average interest rate of 5.7% related to the acquisition of Viasystems on May 31, 2015, offset by higher foreign currency transaction gains in the third quarter of 2015.

Other expense, net increased $15.9 million from $20.2 million for the first three quarters of 2014 to $36.1 million for first three quarters of 2015. The increase in other expense, net was primarily due to an increase in interest expense related to a new long-term borrowing and a revolver loan totaling $1,030.0 million at a weighted average interest rate of 5.7% related to the acquisition of Viasystems on May 31, 2015 combined with a $0.8 million extinguishment of debt charge associated with repayment of existing long-term debt on May 31, 2015. The increase in other expense, net was partially offset by $3.2 million foreign currency transaction gains for the first three quarters of 2015 compared to $2.1 million foreign currency transaction losses for the first three quarters of 2014 resulting primarily from the rapid depreciation of the Chinese RMB against the U.S. Dollar in 2014.

Income Taxes

The provision for income taxes increased by $8.3 million from $0.4 million tax expense for the third quarter of 2014 to $8.7 million for the third quarter of 2015. The provision for income taxes increased $25.0 million from $1.0 million of tax benefit for the first three quarters of 2014 to $24.0 million of tax expense for the first three quarters of 2015. The increase in income tax expense for the first three quarters of 2015 is primarily due to the provision of a full valuation allowance on existing U.S. deferred tax assets, partially offset by the reversal of deferred tax liabilities related to the our decision to indefinitely reinvest the foreign earnings attributable to our backplane assembly facility in Shanghai, China. Further, the income tax expense in 2015 is higher due to inclusion of Viasystems earnings from foreign subsidiaries in the second and third quarter of 2015.

Our effective tax rate is primarily impacted by the favorable tax rates in China and Hong Kong, generation of other credits and deductions, and certain non-deductible items. U.S. and certain foreign losses generated are not realizable, and thus no income tax benefit has been recognized on these losses.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, and term and revolving debt. Our principal uses of cash have been to acquire Viasystems, finance capital expenditures, meet debt service requirements, fund working capital requirements, and refinance existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow provided by operating activities during the first three quarters of 2015 was $97.6 million as compared to $77.4 million in the same period in 2014. The improved cash flow was the result of stronger operational performance. As of September 28, 2015, we had net working capital of approximately $320.7 million compared to $302.1 million as of December 29, 2014. For the third quarter of 2015, cash cycle days were 52 days and improved over the previous quarter by 1 day.

Net cash used in investing activities was approximately $226.6 million for the first three quarters of 2015 primarily reflecting the acquisition of Viasystems, net of cash acquired, in the amount of $169.2 million, and purchases of property, plant and equipment, net of proceeds from sale of property, plant and equipment and asset held for sale of $55.5 million.

Net cash used in financing activities was approximately $3.3 million for the first three quarters of 2015 reflecting proceeds from long-term debt and a revolving loan totaling $1,030.0 million, offset by the repayment of $966.5 million of debt, including the assumed long-term debt in the acquisition of $669.0 million, payoff of the 2012 credit agreement term loan, the payoff of the remaining 2015 convertible senior notes, and payment of debt issuance costs and original issue discount of $67.4 million associated with the new long-term borrowing and revolver loan totaling $1,030.0 million.

As of September 28, 2015, we had unrestricted cash and cash equivalents of approximately $144.7 million, of which approximately $110.1 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of September 28, 2015, $109.0 million was located in Asia and $1.1 million was located in Europe and other locations. Cash and cash equivalents held by our foreign locations are expected to be used in local operations.

Our 2015 capital expenditure plan is expected to total approximately $120 million. The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced technology manufacturing, comply with changing environmental regulations, replace aging equipment, and expand our technological capabilities. While our cash capital expenditures are expected to be approximately $120 million in 2015, we expect new capital expenditure purchases in 2015 to approximate $80 million.

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

The Term Loan Credit agreement was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%. At September 28, 2015, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150.0 million, a letter of credit facility of up to $75.0 million, and swingline loans of up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at a floating rate of LIBOR plus a margin of 175 basis points. At September 28, 2015, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 1.9%. Beginning in 2016, the applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and inventories as well as by a second position against a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below. At September 28, 2015, $80.0 million of the U.S. ABL was outstanding and classified as a current liability.

The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150.0 million and a letter of credit facility of up to $100.0 million provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia Pacific cash and receivables and are structurally senior to our domestic obligations, including our convertible senior notes. See Convertible Senior Notes due 2020 below. Our Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At September 28, 2015, none of the Asia ABL was outstanding.

We are required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis beginning October 1, 2015. On October 1, 2015, the first scheduled principal payment of $2.4 million was made. Based on certain parameters defined in the Term Loan agreement, the Company may be required to make an additional principal payment on an annual basis. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At September 28, 2015, we were in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The U.S. ABL commitment fee may vary from 0.25% to 0.375% based on utilization levels. The Company incurred total commitment fees related to unused borrowing availability of $0.2 million and $0.6 million for the quarter and three quarters ended September 28, 2015, respectively. As of September 28, 2015, the outstanding amount of the Term Loan was $950.0 million, of which $9.5 million is due for repayment within one year and is included as short-term debt, with the remaining $940.5 million included as long-term debt. Additionally, $80.0 million of the U.S. ABL and none of the Asia ABL was outstanding as of September 28, 2015. Available borrowing capacity under the U.S. ABL and Asia ABL was $65.4 million and $142.2 million, which includes $4.6 million and $7.8 million, respectively, of outstanding letters of credit mentioned below at September 28, 2015.

Letters of Credit

We have up to $75.0 million and $100.0 million Letters of Credit Facilities available under the U.S. ABL and the Asia ABL, respectively. As of September 28, 2015, letters of credit in the amount of $4.6 million were outstanding under the U.S. ABL and $7.8 million were outstanding under the Asia ABL. We have other standby letters of credit outstanding in the amount of $4.8 million which expire between October 4, 2015 and May 16, 2016. These other standby letters of credit are securitized by cash collateral. As such, we have recorded such cash as restricted on the consolidated condensed balance sheet as of September 28, 2015.

Chinese Revolver

We are party to a revolving loan credit facility with a lender in China. Under this arrangement, the lender has made available to us approximately $36.1 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2015. As of September 28, 2015, the Chinese Revolver had not been drawn upon.

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

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 28, 2015:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations(1)
Long-term debt obligations	$1,030,000	$89,500	$85,500	$95,000	$760,000
Convertible debt obligations	250,000	—	—	—	250,000
Interest on debt obligations	324,377	53,874	118,924	107,859	43,720
Foreign currency forward contract liabilities	42	42	—	—	—
Equipment payables	18,259	18,259	—	—	—
Purchase obligations	67,901	67,851	50	—	—
Operating lease commitments	30,225	9,323	10,214	5,288	5,400

Total contractual obligations	$1,720,804	$238,849	$214,688	$208,147	$1,059,120

(1)	Unrecognized uncertain tax benefits of $34.0 million are not included in the table above as we have not determined when the amount will be paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business we are exposed to risks associated with fluctuations in interest rates and fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of the reporting process. Certain of our Asia operations utilize the Renminbi (RMB) and the Hong Kong Dollar (HKD) as their functional currencies, which results in us recording a translation adjustment that is included as a component of accumulated other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB and HKD nor do we currently use derivative instruments to reduce exposure to foreign currency risk for a majority of our loans due from our foreign subsidiaries. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases of equipment generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts as of September 28, 2015 and December 29, 2014 was approximately $1.6 million and $29.1 million, respectively. We have designated certain of these foreign exchange contracts as cash flow hedges. To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

Additionally, we do not enter into derivative financial instruments for trading or speculative purposes, nor have we experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

See Liquidity and Capital Resources and Credit Agreement, Term and Revolving Loans, Chinese Revolver and Convertible Senior Notes due 2020 appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of September 28, 2015, approximately 19.5% of our total debt was based on fixed rates. Based on our borrowings as of September 28, 2015, after consideration of the 1% LIBOR floor currently reflected in our interest rates, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $3.9 million.

The table below present information about certain of our debt instruments as of September 28, 2015 and December 29, 2014.

	As of September 28, 2015
	Remaining 2015	2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$82,375	$16,625	$40,375	$47,500	$47,500	$47,500	$748,125	$1,030,000	$961,125	5.68%
US$ Fixed Rate	—	—	—	—	—	250,000	—	250,000	220,825	1.75%

Total	$82,375	$16,625	$40,375	$47,500	$47,500	$297,500	$748,125	$1,280,000	$1,181,950

	As of December 29, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$96,200	$177,600	—	—	—	—	$273,800	$273,816	2.55%
US$ Fixed Rate	32,399	—	—	—	—	$250,000	282,399	274,510	1.92%

Total	$128,599	$177,600	—	—	—	$250,000	$556,199	$548,326

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2014 for further discussion of market risks associated with interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of September 28, 2015, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Viasystems on May 31, 2015, we have implemented internal controls over financial reporting to include consolidation of the Viasystems business, as well as acquisition-related accounting and disclosures. The effects of the acquisition of Viasystems represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 29, 2014.

The acquired Viasystems business utilizes separate information and accounting systems and processes. Our management is in the process of reviewing and evaluating the design and operating effectiveness of its internal control over financial reporting relating to Viasystems.

There have been no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to error or fraud. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

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

On January 6, 2015, the parties to the Missouri Lawsuit entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement that will terminate both Lawsuits upon entry of the final judgment. Pursuant to the terms of the MOU, the parties entered into a stipulation of settlement on May 22, 2015, that remains subject to customary conditions, including court approval. The settlement agreement does not require the defendants to pay any monetary consideration to the proposed settlement class. The settlement agreement provides for payment of attorneys’ fees of the plaintiffs and reimbursement of expenses, in the amount to be determined by the court, but not to exceed $0.6 million. If the stipulation of settlement is approved by the court, it will fully and finally resolve all of the claims asserted, or that could have been asserted, in the Lawsuit against the defendants, and provide a release by the proposed settlement class of all claims against the defendants and their respective affiliates and agents in connection with the Merger.

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

We have substantial debt and, as a result, we have significant debt service obligations. On May 31, 2015, we entered into a $950.0 million Term Loan, a $150.0 million U.S. ABL, and a $150.0 million Asia ABL. We drew $80.0 million of the U.S. ABL at the closing of the acquisition of Viasystems. In addition, we and a number of our direct and indirect subsidiaries have various credit, letters of credit and guarantee facilities. The agreements governing these facilities have certain provisions that require us to repay borrowings in scheduled quarterly installments, commencing October 1, 2015. We may also be required to make an additional principal payment on an annual basis, based on certain parameters defined these agreements. Such agreements also contain certain financial covenants which require us to maintain a specified consolidated leverage ratio and under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

Uncertainty and adverse changes in the economy and financial markets could have an adverse impact on our business and operating results.

Uncertainty or adverse changes in the economy could lead to a significant decline in demand for the end products manufactured by our customers, which, in turn, could result in a decline in the demand for our products and pressure to reduce our prices. As a result of the recent global economic downturn, many businesses appear to be experiencing weaker demand for their products and services and, as a result, are taking a more conservative stance in ordering component inventory. Any decrease in demand for our products could have an adverse impact on our financial condition, operating results and cash flows. Uncertainty and adverse changes in the economy could also increase the cost and decrease the availability of potential sources of financing and increase our exposure to losses from bad debts, either of which could have a material adverse effect on our financial condition, operating results and cash flows.

We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.

In our Form 8-K filed on September 29, 2015, we announced restructuring plans that are designed to align capacity, overhead costs and operating expenses with market demand. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of September 28, 2015, we had an aggregate of approximately $206.8 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. To the extent that we may have outstanding indebtedness denominated in the U.S. dollar or in the HKD, the depreciation of the RMB against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Our ten largest OEM customers accounted for approximately 45% and 58% of our net sales for the quarters ended September 28, 2015 and September 29, 2014, respectively, and one customer represented 17% of our sales for the quarter ended September 28, 2015. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

In our North America operations, rising health care costs pose a significant labor-related risk. We work with our insurance brokers and carriers to control the cost of health care for our employees. However, there can be no assurance that our efforts will succeed, especially given recent and pending changes in government oversight of health care.

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

As of September 28, 2015, our consolidated balance sheet reflected $520.8 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Our ten largest OEM customers accounted for approximately 45% and 58% of our net sales for the quarters ended September 28, 2015 and September 29, 2014, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 35% and 39% of our net sales for the quarters ended September 28, 2015 and September 29, 2014, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended September 28, 2015, we generated 72% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

For the quarter ended September 28, 2015, aerospace and defense sales accounted for approximately 14% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures. On December 26, 2013, President Obama signed the Bipartisan Budget Act of 2013 (the BBA) into law, which reduced the Department of Defense (DoD) budget uncertainty for fiscal years 2014 and 2015 by increasing Budget Control Act of 2011 spending caps and lowering sequester cuts to the DoD base budget by $22 billion for fiscal year 2014 and $9 billion for fiscal year 2015. Additionally, Congress also increased the 2014 Overseas Contingency Operations budget by $6 billion more than the amount included in the 2014 Proposed Budget Request. Declines in the DoD budgets reduce funding for some of our revenue arrangements and generally will have a negative impact on our sales, results of operations, and cash flows.

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

Sales to EMS companies represented approximately 35% and 39% of our net sales for the quarters ended September 28, 2015 and September 29, 2014, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

TTM Technologies, Inc.

	By:	/s/ Thomas T. Edman
Dated: November 4, 2015	Name:	Thomas T. Edman
	Title:	President and Chief Executive Officer

	By:	/s/ Todd B. Schull
Dated: November 4, 2015	Name:	Todd B. Schull
	Title:	Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

±	Management contract or Compensation Plan