Form 10-K
period 2015-12-28
TTM TECHNOLOGIES INC
filed 2016-02-25
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐      No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐      No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 29, 2015, the last business day of the most recently completed second fiscal quarter), was $708,483,813 . For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 18, 2016, there were outstanding 99,431,192 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

TTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Statement Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this annual report or future quarterly reports to stockholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in “Item 1A — Risk Factors”.

Unless otherwise indicated or unless the context requires otherwise, all references in this document to “TTM,” “our company,” “we,” “us,” “our,” and similar names refer to TTM Technologies, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

General

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and technologically advanced PCBs and electro-mechanical solutions (E-M Solutions). We are the largest PCB manufacturer in North America and one of the largest PCB manufacturers in the world, in each case based on revenue, according to the 2014 rankings from N.T. Information LTD (NTI). In 2015 we generated $2.1 billion in net sales and ended the year with approximately 29,570 employees worldwide. We operate a total of 28 specialized facilities in the United States, the People’s Republic of China (China), Canada and Mexico. We focus on providing time-to-market and advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets over a wide range of end products throughout the world, including networking/communications infrastructure equipment, mobile devices such as smartphones, tablets and ultra notebooks, aerospace and defense systems, automotive controls and information systems, high-end computing, and medical, industrial and instrumentation related products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

As a result of our acquisition of Viasystems Group, Inc., we now manage our worldwide operations based on two reportable operating segments: (1) PCB, which consists of 15 domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants; eight PCB fabrication plants in China and one in Canada, and (2) E-M Solutions, which consists of four custom electronic assembly plants; three in China and one in Mexico. Each segment operates predominantly in the same industry with production facilities that produce customized products for our customers and use similar means of product distribution. See Note 19 of the Notes to Consolidated Financial Statements.

As part of our integration strategy to improve total plant utilization, operational performance and customer focus following our recent acquisition of Viasystems Group, Inc., two domestic PCB fabrication plants and the custom electronic assembly plant in Mexico are scheduled to close during the first half of 2016.

Acquisition of Viasystems Group, Inc.

On May 31, 2015, we completed the acquisition of Viasystems Group, Inc. (Viasystems), for total consideration of $248.8 million in cash and 15.1 million shares of TTM common stock with a fair value of $149.0 million, to acquire all of the outstanding shares of capital stock and other equity rights of Viasystems. Additionally, in connection with the completion of the acquisition, we assumed and refinanced Viasystems’ debt, which was approximately $669.0 million as of May 31, 2015. Viasystems was a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and custom electronic assemblies. Viasystems’ products were found in a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems, and complex industrial, medical, and other technical instruments. Viasystems’ E-M Solutions services were bundled with its PCB products to provide an integrated solution to customers. Viasystems operated 15 manufacturing facilities worldwide: eight in the United States, five in the People’s Republic of China (China), and one each in Canada and Mexico. Viasystems served a diversified customer base of over 1,000 customers in various markets throughout the world.

Industry Overview

PCBs are manufactured in panels from sheets of laminated material. Each panel is typically subdivided into multiple PCBs, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it. PCBs serve as the foundation for virtually all electronic products, ranging from consumer electronics products (such as cameras, smartphones, and tablets) to high-end commercial electronic equipment (such as medical instruments, data communications equipment and servers) and aerospace and defense electronic systems.

In recent years, the demand for smaller sized electronic devices with more features and functionality has been increasing. Products designed to offer faster data transmission, thinner and more lightweight packaging, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using High Density Interconnect (HDI) technology, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. Furthermore, flexible circuits technology, which includes flexible circuits, rigid-flex circuits, and flex assemblies, and substrate PCBs, can be found in small and lightweight mobile devices, such as smartphones, tablets and ultra notebooks and also increasingly are used in other end markets such as automotive, medical, and aerospace and defense. We collectively refer to these new technologies as “advanced technologies,” and they have growth rates that are typically higher than other PCB products that we refer to as “conventional technologies”.

According to estimates in a November 2015 report by Prismark Partners LLC (Prismark Partners), worldwide demand for PCBs was approximately $56.4 billion in 2015, and worldwide PCB revenue is expected to increase at a rate of 2.0% in 2016. Of the worldwide demand for production in 2015, the Americas accounted for approximately 5% (approximately $3 billion), China accounted for approximately 47% (approximately $26.2 billion), and the rest of the world accounted for approximately 48% (approximately $27.3 billion), according to estimates by Prismark Partners. While Prismark Partners expects long-term growth to occur in all PCB technologies, they forecast more robust growth in the HDI, flexible and rigid-flex segments. This growth expectation stems from the increase in the number of applications that can utilize, and in many cases require, smaller, denser interconnects.

The PCB manufacturing business is highly fragmented. According to a 2015 report by NTI, a PCB industry research firm, there were approximately 2,400 PCB manufacturers worldwide at the end of the first half of 2015, with the top 20 companies representing approximately 45% of the global market (by revenue) in 2014. As a result of global economic trends, the number of PCB producers operating in China has increased significantly since 2000. This corresponds with a significant decline in the number of North American and European PCB producers during the same time period.

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

Increasing complexity of electronic products.    OEMs continue to design higher performance electronic products which take advantage of advances in semiconductor technology. In turn, this requires technologically complex PCBs that can accommodate higher speeds and component densities, often found in HDI, flexible, and substrate PCBs. These complex PCBs can also require very high layer counts, miniaturized circuit connections, advanced manufacturing processes and materials, and high-mix production capabilities, which involve processing small lots in a flexible manufacturing environment.

Increasing concentration of global PCB production in Asia.    In recent years, many electronics manufacturers have moved their commercial production to Asia to take advantage of its large and relatively lower cost labor pool and well-developed electronics infrastructure. In particular, the trend has favored China, which was expected to be the largest PCB market in terms of revenue in 2015 according to NTI. China has emerged as a global production center for cellular phones, smartphones, tablets, computers and computer peripherals, and high-end consumer electronics. According to Prismark Partners, approximately 91% of the world’s PCB production for 2015 was estimated to come from Asia, in part due to proximity to the region’s expansive electronic manufacturing operations. We believe that the expected continued concentration of consumer electronic production in China should result in additional commercial market share potential for PCB manufacturers with a strong presence and reputation in China.

Decreased reliance on multiple PCB manufacturers by commercial OEMs.    Commercial OEMs traditionally have relied on multiple PCB manufacturers to provide different services as an electronic product progresses through its life cycle. The physical transfer of a product among different PCB manufacturers often results in increased costs and inefficiencies due to potentially incompatible technologies and manufacturing processes, which results in production delays. In addition, commercial OEMs generally find it easier and less costly to manage fewer PCB manufacturers. As a result, commercial OEM and EMS providers often reduce the number of PCB manufacturers and providers on which they rely, presenting an opportunity for those that can offer one-stop manufacturing capabilities — from prototype to volume production.

Our Strategy

Our goal is to be the leading global provider of time-critical, one-stop manufacturing services for highly complex PCBs. Our core strategy includes the following elements:

Maintain our customer-driven culture and provide superior service to our customers in our core markets of networking communications, automotive, mobile devices, aerospace and defense and medical, industrial and instrumentation.    Our customer-oriented culture is designed to achieve extraordinary service, competitive differentiation, and superior execution. Our customer-oriented strategies include engaging in co-development of new products, capturing new technology products for next generation equipment, and continuing to invest in and enhance our broad offering of PCB technologies. Our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers.

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

Accelerate customer and end market diversification through strategic mergers and acquisitions.     TTM has a history of successful acquisitions that have been key to our growth and profitability. We continuously look for strategic opportunities that could facilitate our efforts to diversify into other growing end markets including automotive and medical/industrial/instrumentation end markets. Our recent acquisition of Viasystems which has increased our diversification into automotive and medical/industrial/instrumentation end markets demonstrates our commitment to this strategy.

Accelerate our expansion into the automotive and other growing markets using our advanced technology position to differentiate our operations.    With rising requirements for faster data transmission, shrinking features (i.e., lightweight and thin), and lower power consumption, many PCB designs have migrated to more complex HDI PCBs from conventional multi-layer PCB technologies. This trend began with PCBs used in portable devices such as smartphones and tablets, but has become an increasing trend in other end markets, such as automotive, networking/communications, industrial, and aerospace and defense. We are focused in particular on the automotive opportunity where the Viasystems acquisition brings us strong market access to major automotive OEM part suppliers. The combination of the strength of Viasystems in highly reliable conventional PCBs and TTM’s advanced technology PCBs meet our automotive customers’ growing demand in such areas as infotainment, radar systems for sensors, cameras for advanced driver assistance systems (ADAS) and electric vehicles. As our customers consolidate their supply chain, our objective is to emerge as a supplier with the technology breadth to meet most or all of our automotive customers PCB requirements.

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

Products and Services

We offer a wide range of PCB products and electro-mechanical solutions, including HDI PCBs, conventional PCBs, flexible PCBs, rigid-flex PCBs, custom assemblies, and IC substrates. We also offer certain value-added services to support our customers’ needs. These include design for manufacturability (DFM), PCB layout design, simulation and testing services, and quick turnaround (QTA) services. By providing these value-added services to customers, we are able to provide our customers with a “one-stop” manufacturing solution, which enhances our relationships with our customers.

Conventional PCBs

A conventional PCB is made from a composite laminate that is metalized with a conductive material such as copper. The PCB becomes an electrical circuit when electronic components are attached to it. It is the basic platform used to interconnect components in most electronic products including computers, communications equipment, cellular phones, high-end consumer electronics, automotive controls and medical and industrial equipment. Conventional PCBs can be classified as single-sided, double-sided and multi-layer boards.

We focus on high layer count conventional PCBs. A multi-layer PCB can accommodate more complex circuitry than a single-sided or double-sided PCB and as such requires more sophisticated production techniques. The number of layers comprising a PCB often increases with the complexity of the end product. For example, a simple consumer device such as a garage door controller may use a single-sided or double-sided PCB, while a high-end network router or computer server may use a PCB with 30 layers or more.

High density interconnect or HDI PCBs

Our facilities in North America and Asia Pacific can produce HDI PCBs, which are PCBs with higher interconnect density per unit area requiring more sophisticated technology and manufacturing processes for their production than conventional PCB products. HDI PCBs are boards with high-density characteristics including micro-sized holes, or microvias (diameter at or less than 0.15 mm), and may also include fine lines (circuit line width and spacing at or less than 0.075 mm) and fabricated with thin high performance materials, thereby enabling more interconnection functions per unit area. HDI PCBs generally are manufactured using a sequential build-up process in which circuitry is formed in the PCB one layer at a time through successive drilling, plating and lamination cycles. In general, a board’s complexity is a function of interconnect and circuit density, layer count, laminate material type and surface finishes. As electronic devices have become smaller and more portable with higher functionality, demand for advanced HDI PCB products has increased dramatically. We define advanced HDI PCBs as those having more than one layer of microvia interconnection structure.

Flexible PCBs

Flexible PCBs are printed circuits produced on flexible films, allowing them to be folded or bent to fit the available space or allow relative movement. We manufacture circuits on flexible substrates that can be installed in three-dimensional applications for electronic packaging systems. Use of flexible circuitry can enable improved reliability, improved electrical performance, reduced weight and reduced assembly costs when compared with traditional wire harness or ribbon cable packaging. Flexible PCBs can provide flexible electronic connectivity of an electrical device’s apparatus such as printer heads, cameras, camcorders, TVs, mobile handsets, and tablets. For some of our flexible PCB customers we also assemble components onto the flexible PCBs we manufacture.

Rigid-flex PCBs

Rigid-flex circuitry provides a simple means to integrate multiple PCB assemblies and other elements such as display, input or storage devices without wires, cables or connectors, replacing them with thin, light composites that integrate wiring in ultra-thin, flexible ribbons between rigid sections. In rigid-flex packaging, a flexible circuit substrate provides a backbone of wiring with rigid multilayer circuit sections built up as modules where needed.

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

Custom assemblies & system integration

Our assembly facilities produce custom electronic assemblies as well as fully integrated electronic systems. Custom electronic assemblies refer to a variety of PCB assemblies such as backplane and midplane assemblies, flexible and rigid-flex assemblies and RF assemblies. Each of these assemblies involves mounting electronic components to a printed circuit board and then testing the assembly for electrical continuity. Our services also go beyond the PCB assembly to fully integrated systems. A fully integrated system often includes installing the PCB assembly into a metal enclosure and adding fans for cooling the system, a power supply and cable assemblies to create a fully assembled and tested system that will be shipped to our customers.

IC substrates

IC substrates provide mechanical support and electrical interconnect for very small ICs (integrated circuits or semiconductors) and up to comparatively larger PCBs for assembly into electronic end products such as memory modules, cellular phones, digital cameras, automotive GPS and engine controls. IC substrates, also known as chip carriers, are highly miniaturized circuits manufactured by a process largely similar to that for PCBs but requiring the use of ultra-thin materials and including micron-scale features, because they must bridge the gap between sub-micron IC features and millimeter scale PCBs. Consequently, IC substrates are generally manufactured in a semiconductor-grade clean room environment to ensure products are free of defects and contamination.

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

RF and microwave circuits

We produce and test specialized circuits used in radio-frequency or microwave emission and collection applications. These products are typically used for radar, transmit/receive antennas and similar wireless applications. Markets for these products include automotive, defense, avionics, satellite, and commercial applications. The manufacture of these products requires advanced materials, equipment, and methods that are highly specialized and distinct from conventional printed circuit manufacturing techniques. We also offer specialized radio-frequency assembly and test services.

Thermal management

Increased component density on circuit boards often requires improved thermal dissipation to reduce operating temperatures. We produce printed circuits with heavy copper cores and both embedded and press-fit coins. In addition, we produce printed circuit boards with electrically passive heat sinks laminated externally on a circuit board or between two circuit boards, as well as printed circuit boards with electrically active thermal cores.

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

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce PCBs with the following characteristics:

•

High layer count.    Manufacturing PCBs with a large number of layers is difficult to accomplish due to the accumulation of manufacturing tolerances and registration systems required. In our PCB operating segment, we regularly manufacture PCBs with more than 30 layers on a quick-turn and volume basis. Approximately 13% of our 2015 PCB net sales involved the manufacture of PCBs with at least 18 layers or more, compared to 16% in 2014.

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

•

Advanced materials.    We manufacture circuit boards using a wide variety of advanced dielectric materials. These high-performance materials offer electrical, thermal, and long-term reliability advantages over conventional materials but are more difficult to manufacture. We are certified by Underwriters Laboratories to manufacture PCBs using many types and combinations of these specialty materials. This wide offering allows us to manufacture complex boards for niche and high-end commercial and aerospace and defense markets.

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

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)(2)	2015	2014	2013
Aerospace and Defense	14%	16%	15%
Automotive(2)	13	2	2
Cellular Phone(3)	21	23	20
Computing/Storage/Peripherals(3)	12	13	20
Medical/Industrial/Instrumentation/Other	13	10	8
Networking/Communications	25	33	32
Other(2)(3)	2	3	3

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Certain reclassifications of prior year end market percentages have been made to conform to the current year presentation. Beginning 2015, Automotive has been reclassified from the Other end market. Additionally, beginning in the first quarter of 2013, we reclassified substrate PCBs, which were included in the Other end market, into the end markets that the substrate PCBs are sold into — predominantly Cellular Phone.
(3)	Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.
(4)	Amounts include 211 days of activity of Viasystems, which we acquired on May 31, 2015.

Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for 37%, 44%, and 41%, of our net sales in fiscal years 2015, 2014 and 2013, respectively. Our five largest OEM customers in 2015 were, in alphabetical order, Apple Inc., Cisco Systems, Inc., Huawei Technology Co. Ltd., Juniper Networks, Inc., and Robert Bosch GmbH. For the year ended December 28, 2015, Apple accounted for 20% of our net sales. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 35%, 39%, and 38% of our net sales in fiscal years 2015, 2014 and 2013, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers. This positions us to participate in business that is awarded at the discretion of the EMS provider.

During fiscal years 2015, 2014 and 2013, our net sales by country invoiced were as follows:

Country	2015	2014	2013
United States	46%	43%	42%
China	26	27	29
Other	28	30	29

Total	100%	100%	100%

Net sales to other countries, individually, for the fiscal years 2015, 2014 and 2013, did not exceed 10% of total net sales.

Our sales and marketing strategy focuses on building long-term relationships with our customers’ engineering and new product introduction personnel early in the product development phase, frequently through strategic account management teams. As the product moves from the prototype stage through ramp-to-volume and volume production, we shift our focus to the customers’ procurement departments in order to capture sales at each point in the product’s life cycle.

Our staff of engineers, sales support personnel, and managers assists our sales representatives in advising customers with respect to manufacturing feasibility, design review, and technological capabilities through direct communication and visits. We combine our sales efforts with customer service at each facility to better serve our customers. Each large customer is typically assigned an account manager to coordinate all of the company’s services across all of our facilities. Additionally, the largest and most strategic customers are also supported by selected program management and engineering resources. Our global sales force is comprised of direct sales personnel, complemented by commission-based independent representatives, and supports customers throughout North America, Europe, Asia and the Middle East.

Our domestic North America footprint comprises a significant amount of our PCB operating segment with sixteen PCB fabrication plants located in California, Colorado, Connecticut, Ohio, Oregon, Utah, Virginia, Wisconsin and Ontario, Canada. The footprint includes a facility that provides follow-on value-added assembly services primarily to our Connecticut PCB fabrication plant; an outsourcing operation that provides brokered sourcing of lower cost, off-shore PCB companies as an additional option for our customers; and a custom electronic assembly facility in Mexico that is part of our E-M Solutions segment. As part of our integration strategy to improve total plant utilization, operational performance and customer focus following our recent acquisition of Viasystems, two domestic PCB fabrication plants and the custom electronic assembly plant in Mexico are scheduled to close during the first half of 2016.

Our Asia Pacific footprint includes facilities from both our PCB and E-M Solutions operating segment with eight PCB fabrication plants located in Hong Kong, Huiyang, Dongguan, Guangzhou, Shanghai, and Zhongshan China, and three custom assembly and system integration operations in Shanghai and Shenzhen China.

For information regarding credit to customers, see Note 12 of the Notes to Consolidated Financial Statements.

For information about net sales, income before income taxes, depreciation, total assets and capital expenditures of each of our segments, and geographical information, including net sales to customers and long-lived assets, see Note 19 of the Notes to Consolidated Financial Statements.

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

The primary raw materials we use in backplane assemblies and other PCB assemblies are manufactured components such as PCBs, connectors, capacitors, resistors, diodes and integrated circuits, many of which are custom made and controlled by our customers’ approved vendors. These components for backplane assemblies and other PCB assemblies in some cases have limited or sole sources of supply. For example, in some instances our customers will require us to use a specific component from a particular supplier or require us to use a component provided by the customer itself, in which case we may have a single or limited number of suppliers for these specific components. The backplane assemblies, PCB assemblies and precision metal fabricated chassis and enclosures produced by us may be incorporated into a fully integrated and tested system delivered to our customer. These products often incorporate procured power, thermal, interconnect and mechanical components sourced from customer directed or our selected suppliers.

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

Competition

Despite industry consolidation, the PCB industry remains fragmented and characterized by intense competition. Our principal PCB and substrate competitors include AT & S Austria Technologie & Systemtechnik AG, Chin Poon Industrial Co., LTD., Compeq Manufacturing Co., Ltd., IBIDEN Co., Ltd., ISU Petasys Co., Ltd., Multek Corporation, Sanmina Corporation, Tripod Technology Corp., Unimicron Technology Corp., and Wus Printed Circuit Co., Ltd. Our principal E-M Solutions competitors include Amphenol Corp, Flex, Jabil Circuit, Inc. and Sanmina Corporation.

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

In addition, we believe our continuous evaluation and early adoption of new manufacturing and production technologies give us a competitive advantage. We believe that our ability to manufacture PCBs using advanced technologies, including our HDI, flexible PCBs and substrate capabilities, provides us with a competitive advantage over manufacturers that do not possess this advanced technological expertise. Our future success will depend in large part on our ability to maintain and enhance our manufacturing capabilities and production technologies.

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

Backlog

Backlog consists of purchase orders received, including, in some instances, demand agreements released for production under customer contracts. We obtain firm purchase orders from our customers for all products. However, for some of these purchase orders, customers do not make firm schedules for delivery more than 90 days in advance. Therefore, we measure backlog as orders with deliveries scheduled over the next 90 days. At December 28, 2015, total backlog was $365.8 million, compared with $201.0 million at the end of 2014. Substantially all backlog at December 28, 2015 is expected to be converted to sales in the first quarter of 2016. Additionally, we typically experience a higher amount of backlog in the second half of the year due to increased end customer demand for consumer electronics products in the fourth quarter, which is consistent with our seasonal patterns as discussed above.

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

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the U.S. government, including the U.S. Department of Defense, or the DoD, which requires that we maintain facility security clearances under the National Industrial Security Program Operating Manual, or NISPOM. The NISPOM requires that a corporation with significant foreign ownership maintaining a facility security clearance take steps to mitigate foreign ownership, control or influence, referred to as “FOCI.” Pursuant to these laws and regulations, effective October 2010, we entered into a Special Security Agreement (SSA) with the DoD; Su Sih (BVI) Limited, or Su Sih (a significant foreign owner of our capital stock); and Mr. Tang Hsiang Chien (as the beneficial owner of Su Sih). The purpose of the SSA is to deny Mr. Tang, Su Sih, and other persons affiliated with our Asia Pacific operations, from unauthorized access to classified and export controlled unclassified information and to mitigate any influence over our business or management in a manner that could result in the compromise of classified information or could adversely affect the performance of classified contracts.

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

•

U.S. Environmental Protection Agency regulations pertaining to air emissions; wastewater discharges; and the use, storage, discharge, and disposal of hazardous chemicals used in the manufacturing processes; the reporting of chemical releases to the environment; and the reporting of chemicals manufactured in by-products that are beneficially recycled;

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

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. We believe that our facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities are taking various steps to tighten the rules and regulations governing environmental issues. An update to Chinese environmental waste water law was issued in late 2012, allowing for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. Our plants in China are not yet in full compliance with the current environmental regulations. We believe we have developed plans acceptable to the Chinese government, and we are in the process of implementing these plans. We do not anticipate any immediate risk of government fines or temporary closure of Chinese plants. We have established and enacted an investment plan related to the efforts to come into full compliance with the new regulations. There can be no assurance that violations will not occur in the future.

Employees

As of December 28, 2015, we had approximately 29,570 employees. Of our employees, approximately 27,100 were involved in manufacturing and engineering, 640 worked in sales and marketing, and approximately 1,830 worked in accounting, systems and other support capacities. None of our U.S. employees are represented by unions. In China, approximately 11,250 employees are members of the All-China Federation of Trade Unions and accordingly are considered to be represented by a labor union. We have not experienced any labor problems resulting in a work stoppage, except for a work stoppage associated with the announcement of the closure of our Suzhou, China facility in 2013, and we believe that we have good relations with our employees.

Availability of Reports Filed with the Securities and Exchange Commission

We are a Delaware corporation founded in 1998, with our principal executive offices located at 1665 Scenic Avenue, Suite 250, Costa Mesa, CA 92626. Our telephone number is (714) 327-3000. Our website address is www.ttm.com. Information included on our website is not incorporated into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website at www.ttm.com/investors/investor_sec.aspx, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). Copies are also available without charge by (i) telephonic request by calling our Investor Relations Department at (714) 327-3000, (ii) e-mail request to investor@ttmtech.com, or (iii) a written request to TTM Technologies, Inc., Attention: Investor Relations, 1665 Scenic Avenue, Suite 250, Costa Mesa, CA 92626.

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

We have substantial debt and, as a result, we have significant debt service obligations. On May 31, 2015, we entered into a $950.0 million Term Loan, a $150.0 million U.S. ABL, and a $150.0 million Asia ABL. We drew $80.0 million of the U.S. ABL at the closing of the acquisition of Viasystems. In addition, we and a number of our direct and indirect subsidiaries have various credit, letters of credit and guarantee facilities. The agreements governing these facilities have certain provisions that require us to repay borrowings in scheduled quarterly installments, which began on October 1, 2015. We may also be required to make an additional principal payment on an annual basis, based on certain parameters defined these agreements. For 2015, we are required to make an additional annual payment of $61.1 million, which is required to be paid in March 2016. Such agreements also contain certain financial covenants which require us to maintain a specified consolidated leverage ratio and under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

If we are unable to meet our debt service obligations, we may be forced to reduce or delay investments or to sell assets, seek additional capital (which could include obtaining additional equity capital on terms that may be onerous or highly dilutive) or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our operating results and available cash may in the future be insufficient to meet our debt service obligations. We could face substantial liquidity challenges and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or, if consummated, the proceeds of such dispositions may not be adequate to meet any debt service obligations then due.

We have pursued and intend to continue to pursue acquisitions of other businesses and may encounter risks associated with these activities, which could harm our business and operating results.

On May 31, 2015, we consummated the acquisition of Viasystems. This transaction and any other acquisitions we may pursue in the future involve numerous risks. As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our business. Risks related to an acquisition may include:

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;

•	diversion of management’s attention from normal daily operations of our existing business to focus on integration of the newly acquired business;

•	unforeseen expenses associated with the integration of the newly acquired business;

•	difficulties in managing production and coordinating operations at new sites;

•	the potential loss of key employees of acquired operations;

•	the potential inability to retain existing customers of acquired companies when we desire to do so;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the potential decrease in overall gross margins associated with acquiring a business with a different product mix;

•	the inability to identify certain unrecorded liabilities;

•	the potential need to restructure, modify, or terminate customer relationships of the acquired company;

•	an increased concentration of business from existing or new customers; and

•	the potential inability to identify assets best suited to our business plan.

Acquisitions may cause us to:

•	enter lines of business and/or markets in which we have limited or no prior experience;

•	issue debt and be required to abide by stringent loan covenants;

•	assume liabilities; record goodwill and indefinite-lived intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	become subject to litigation and environmental issues, which include product material content certifications related to conflict minerals;

•	incur unanticipated costs;

•	incur large and immediate write-offs; and

•	incur substantial transaction-related costs, whether or not a proposed acquisition is consummated.

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

We have identified $55 million in annual cost savings, which are expected to be implemented within the first 12 months following the consummation of the acquisition of Viasystems. While our management believes these cost savings are achievable, our ability to achieve such estimated cost savings in the timeframe described is subject to various assumptions by management, which may or may not be realized. As a consequence, we may not be able to realize all of these cost savings within the time frame expected or at all. In addition, we may incur additional and/or unexpected costs in order to realize these cost savings.

We are subject to risks of currency fluctuations.

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of December 28, 2015, we had an aggregate of approximately $217.4 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. To the extent that we may have outstanding indebtedness denominated in the U.S. dollar or in the HKD, the depreciation of the RMB against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the RMB). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 37%, 44% and 41% of our net sales for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively, and one customer represented 20% of our sales for the year ended December 28, 2015. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

Given the high fixed costs of our operations, decreases in capacity utilization rates can have a significant effect on our business. Accordingly, our ability to maintain or enhance gross margins will continue to depend, in part, on maintaining satisfactory capacity utilization rates. In turn, our ability to maintain satisfactory capacity utilization will depend on the demand for our products, the volume of orders we receive, and our ability to offer products that meet our customers’ requirements at competitive prices. If current or future production capacity fails to match current or future customer demands, our facilities would be underutilized, our sales may not fully cover our fixed overhead expenses, and we would be less likely to achieve expected gross margins. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would materially adversely affect our business, financial condition, and results of operations.

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

A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, unexpected revenue shortfalls may decrease our gross margins. In addition, we have experienced sales fluctuations due to seasonal patterns in the capital budgeting and purchasing cycles, as well as inventory management practices of our customers and the end markets we serve. In particular, the seasonality of the cellular phone and tablet industries and quick-turn ordering patterns affect the overall PCB industry. These seasonal trends have caused fluctuations in our operating results in the past and may continue to do so in the future. Results of operations in any period should not be considered indicative of the results that may be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors.

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

As of December 28, 2015, our consolidated balance sheet reflected $497.9 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

We will perform our fiscal year 2016 annual impairment test during our fourth fiscal quarter. Given the recent volatility of our market capitalization, it is reasonably possible that we could record an impairment charge by fiscal year end when we conduct our annual impairment test.

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

Our five largest OEM customers accounted for approximately 37%, 44% and 41% of our net sales for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 35%, 39% and 38% of our net sales for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We rely on suppliers for the timely delivery of raw materials and components used in manufacturing our PCBs and E-M Solutions. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

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

For the year ended December 28, 2015, we generated 71% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

For the year ended December 28, 2015, aerospace and defense sales accounted for approximately 14% of our total net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

The PCB industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal PCB and substrate competitors include AT & S Austria Technologie & Systemtechnik AG, Chin Poon Industrial Co., LTD., Compeq Manufacturing Co., Ltd., IBIDEN Co., Ltd., ISU Petasys Co., Ltd., Multek Corporation, Sanmina Corporation, Tripod Technology Corp., Unimicron Technology Corp., and Wus Printed Circuit Co., Ltd. Our principal E-M Solutions competitors include Amphenol Corp, Flex, Jabil Circuit, Inc. and Sanmina Corporation. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2016 we expect to continue to make significant capital expenditures to expand our HDI and other advanced manufacturing capabilities. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors.

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

Sales to EMS companies represented approximately 35%, 39% and 38% of our net sales for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental regulations regarding the storage, use, handling, and disposal of chemicals, solid wastes, and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to Chinese environmental waste water law was issued in late 2012, allowing for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. Our plants in China are not yet in full compliance with the newly adopted environmental regulations. There can be no assurance that violations will not occur in the future.

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

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. To the extent that the funds generated by our ongoing operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If we are unable to fund our operations and make capital expenditures as currently planned or if we do not have sufficient liquidity to service the interest and principal payments on our debt, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including the following:

•	to fund capital equipment purchases to increase production capacity, upgrade and expand our technological capabilities and replace aging equipment or introduce new products;

•	to refinance our existing indebtedness;

•	to fund our operations beyond 2016;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.

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

For example, in the third quarter of 2014, one of our principal plants was affected by a five day unexpected power outage, which increased our manufacturing costs and caused delivery delays. There can be no assurance that our required utilities would not in the future experience material interruptions, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have limited patent or trade secret protection for our manufacturing processes. We rely on the collective experience of our employees involved in our manufacturing processes to ensure that we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of our employees involved in our manufacturing processes were to leave our employment, and we were not able to replace these people with new employees with comparable experience, our manufacturing processes might suffer as we might be unable to keep up with innovations in the industry. As a result, we may lose our ability to continue to compete effectively. For example, we have experienced a significant amount of employee attrition in our China operations each year, which has negatively impacted our yield, costs of production, and service times.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our principal manufacturing facilities and our drilling and tooling process facility.

U.S. Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Anaheim, CA (ANA)	PCB	—	97,000	97,000
Cleveland, OH (CLE)(2)	PCB	—	40,000	40,000
Costa Mesa, CA(1)	Headquarters	11,775	—	11,775
Chippewa Falls, WI (CF)	PCB	—	281,000	281,000
El Paso, TX(2)		29,000	—	29,000
Forest Grove, OR (FG)	PCB	—	310,500	310,500
Littleton, Colorado (DEN)	PCB	2,000	26,000	28,000
Logan, UT (LG)	PCB	—	129,300	129,300
Milpitas, CA (MIL)(2)	PCB	62,000	—	62,000
North Jackson, OH (NJ)	PCB	9,000	75,000	84,000
San Diego, CA (SD)	PCB	38,739	—	38,739
San Jose, CA (SJ)	PCB	40,000	—	40,000
Santa Ana, CA (SA)	PCB	—	82,550	82,550
Santa Clara, CA (SC)	PCB	18,304	49,115	67,419
Stafford, CT (ST)	PCB	21,251	136,000	157,251
Stafford Springs, CT (SS)	PCB	9,000	110,328	119,328
Sterling,VA (STE)	PCB	101,000	—	101,000

Total		342,069	1,336,793	1,678,862

Foreign Locations
Mexico
Juarez, Chihuahua (JZ)(2)	E-M Solutions	205,000	—	205,000

Canada
Toronto (TOR)	PCB	15,000	93,000	108,000

China
Hong Kong (OPCM)	PCB	86,982	—	86,982
Dongguan (DMC)	PCB	—	1,322,803	1,322,803
Guangzhou (GME)	PCB	—	968,028	968,028
Guangzhou (GZ)	PCB	106,000	2,250,000	2,356,000
Huiyang (HY)	PCB	—	400,000	400,000
Shanghai(SH)	E-M Solutions	85,745	—	85,745
Shanghai (SH E-MS)	E-M Solutions	—	430,000	430,000
Shanghai (SME)	PCB	—	416,761	416,761
Shanghai (SMST/SP)	PCB	—	521,257	521,257
Shanghai (SKE)(3)	PCB	3,294	135,207	138,501
Shenzhen (SZ)	E-M Solutions	286,000	—	286,000
Zhongshan (ZS)	PCB	—	1,140,000	1,140,000

Total		788,021	7,677,056	8,465,077

We maintain our properties in good operating condition. We believe that our properties are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing manufacturing requirements.

(1)	Location of our headquarters and not a manufacturing facility

(2)	Facility / warehouse to be shutdown or consolidated into other facilities in 2016

(3)	Drilling and tooling process facility

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low
2015:
First Quarter	$9.27	$6.87
Second Quarter	$10.93	$8.77
Third Quarter	$10.18	$6.09
Fourth Quarter	$8.31	$5.96
2014:
First Quarter	$8.75	$7.33
Second Quarter	$8.49	$7.24
Third Quarter	$8.44	$6.72
Fourth Quarter	$7.73	$5.59

As of February 18, 2016, there were approximately 293 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on February 18, 2016 was $6.46.

Dividend Policy

TTM Technologies, Inc. has not declared or paid any dividends since 2000 and does not anticipate paying any cash dividends in the foreseeable future. TTM Technologies, Inc. presently intends to retain any future earnings to service debt and to finance future operations and the expansion of its business. In addition, TTM Technologies, Inc. debt agreements contain restrictions and limitations on the declaration and payment of dividends and distributions.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 31, 2010 to December 28, 2015, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the NASDAQ Composite Index; and

•	the Dow Jones U.S. Electrical Components & Equipment Index.

The graph assumes $100 was invested in our common stock on December 31, 2010, and an investment in NASDAQ Composite Index and the Dow Jones US Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., the NASDAQ Composite Index,

and the Dow Jones US Electrical Components & Equipment Index

*	$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends.

	12/31/10	12/31/11	12/31/12	12/30/13	12/29/14	12/28/15
TTM Technologies, Inc.	100.00	73.46	61.60	57.57	50.60	45.64
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Dow Jones US Electrical Components & Equipment	100.00	89.60	109.78	151.78	163.83	154.73

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

	Year Ended
	December 28, 2015(1)(2)	December 29, 2014(2)	December 30, 2013(2)	December 31, 2012	December 31, 2011
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$2,095,488	$1,325,717	$1,368,215	$1,348,668	$1,428,639
Cost of goods sold	1,785,351	1,131,028	1,150,372	1,123,669	1,127,326

Gross profit	310,137	194,689	217,843	224,999	301,313

Operating expenses:
Selling and marketing	57,361	36,919	37,149	35,957	36,891
General and administrative	167,669	100,999	105,924	98,005	92,682
Amortization of definite-lived intangibles	18,888	8,387	9,332	14,637	17,311
Gain on sale of assets	(2,504)	—	(17,917)	—	—
Restructuring charges	7,381	—	3,445	—	—
Impairment of long-lived assets	—	1,845	10,782	18,082	48,125
Impairment of goodwill and definite-lived intangibles	—	—	—	200,335	15,184

Total operating expenses	248,795	148,150	148,715	367,016	210,193

Operating income (loss)	61,342	46,539	69,128	(142,017)	91,120
Other income (expense):
Interest expense	(59,753)	(23,830)	(24,031)	(25,784)	(26,504)
Loss on extinguishment of debt	(802)	(506)	(10,743)	(5,527)	—
Other, net	8,189	88	5,418	4,956	8,616

Total other expense, net	(52,366)	(24,248)	(29,356)	(26,355)	(17,888)
Income (loss) before income taxes	8,976	22,291	39,772	(168,372)	73,232
Income tax provision	(34,594)	(7,598)	(15,879)	(12,728)	(26,005)

Net (loss) income	(25,618)	14,693	23,893	(181,100)	47,227
Less: Net (income) loss attributable to the non-controlling interest	(264)	—	(2,016)	6,505	(5,359)

Net (loss) income attributable to TTM Technologies, Inc. stockholders	$(25,882)	$14,693	$21,877	$(174,595)	$41,868

(Loss) earnings per common share attributable to TTM Technologies, Inc. stockholders:
Basic	$(0.28)	$0.18	$0.27	$(2.13)	$0.52
Diluted	$(0.28)	$0.18	$0.26	$(2.13)	$0.51
Weighted average common shares:
Basic	92,675	83,238	82,506	81,800	81,176
Diluted	92,675	83,941	83,132	81,800	81,944
Other Financial Data:
Depreciation of property, plant and equipment	$133,508	$95,349	$92,120	$84,286	$69,698

(1)	Our results for the year ended December 28, 2015 include 211 days of activity of Viasystems Group, Inc., which we acquired on May 31, 2015. Additionally, our results include $34.4 million of bank fees and legal, accounting and other professional service costs associated with the acquisition of Viasystems.

(2)	Beginning in 2013, we operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2015, 2014 and 2013 were 52 weeks and ended on December 28, 2015, December 29, 2014 and December 30, 2013, respectively. Prior to 2013, our fiscal year always ended on December 31.

	As of
	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$277,526	$302,111	$346,988	$395,732	$234,394
Total assets	2,671,304	1,601,289	1,673,575	1,676,962	1,749,069
Long-term debt, including current maturities	1,201,957	502,687	573,743	557,545	489,400
TTM Technologies, Inc. stockholders’ equity	819,105	715,464	705,295	653,947	808,917

	Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Supplemental Data:
Adjusted EBITDA(1)	$285,673	$166,044	$181,293	$190,592	$258,245
Net cash provided by operating activities	237,462	129,810	71,388	182,565	179,345
Net cash (used in) provided by investing activities	(247,660)	(108,571)	(35,689)	(136,444)	(140,617)
Net cash (used in) provided by financing activities	(5,756)	(77,141)	12,985	45,068	(55,215)

(1)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation, gain on sale of assets, acquisition-related costs, and impairments, restructuring and other charges. This is a non-GAAP financial measurement used by us to enhance the understanding of our operating results. Adjusted EBITDA is a key measure we use to evaluate our operations. We provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of adjusted EBITDA to the financial information in our consolidated statements of operations.

	Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012	December 31, 2011
	(In thousands)
Net (loss) income	$(25,618)	$14,693	$23,893	$(181,100)	$47,227
Add back items:
Income tax provision	34,594	7,598	15,879	12,728	26,005
Interest expense	59,753	23,830	24,031	25,784	26,504
Depreciation of property, plant and equipment	133,508	95,349	92,120	84,286	69,698
Amortization of definite-lived intangibles	18,888	8,387	9,332	14,684	17,427

EBITDA	221,125	149,857	165,255	(43,618)	186,861
Stock-based compensation	9,661	7,800	8,985	10,266	8,075
Gain on sale of assets	(2,504)	—	(17,917)	—	—
Acquisition-related costs	34,448	5,981	—	—	—
Impairments, restructuring, and other charges	22,943	2,406	24,970	223,944	63,309

Adjusted EBITDA	$285,673	$166,044	$181,293	$190,592	$258,245

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition at December 28, 2015. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and technologically advanced PCBs and electro-mechanical solutions (E-M Solutions). We focus on providing time-to-market and advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including manufacturers of networking/communications infrastructure products, smartphones, tablets and ultra notebooks, as well as the aerospace and defense, automotive controls and information systems, high-end computing, and medical, industrial and instrumentation related products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

On May 31, 2015, we completed the acquisition of Viasystems Group, Inc. (Viasystems), for total consideration of $248.8 million in cash and 15.1 million shares of TTM common stock. Additionally, in connection with the completion of the acquisition, we assumed and refinanced Viasystems’ debt, which was approximately $669.0 million. Viasystems was a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and custom electronic assemblies. Viasystems’ products were found in a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems, and complex industrial, medical, and other technical instruments. Viasystems’ E-M Solutions services were bundled with its PCB products to provide an integrated solution to customers. Viasystems operated 15 manufacturing facilities worldwide: eight in the United States, five in the People’s Republic of China (China), one each in Canada and Mexico. Viasystems served a diversified customer base of over 1,000 customers in various markets throughout the world.

On September 29, 2015, we announced a consolidation plan that will result in the closure of our facilities in Cleveland, Ohio, Milpitas, California and Juarez, Mexico (the Plan). The Plan is part of our integration strategy to improve total plant utilization, operational performance and customer focus following our recent acquisition of Viasystems. In accordance with the Plan, we will combine our Cleveland and Milpitas facilities into our North Jackson, Ohio and Silicon Valley, California facilities, respectively, and close our Juarez facility. As a result, during the year ended December 28, 2015, we recognized total restructuring charges of $7.4 million. These charges primarily represent severance expense associated with the Plan and other global realignment restructuring efforts, and are expected to be paid out by June 2016. We estimate that we will incur total charges of approximately $10.0 million to $15.0 million related to these closures. Additionally, our first quarter 2016 financial results will be negatively impacted as a result of the planned closure of these facilities.

FINANCIAL OVERVIEW

For the fiscal year ended 2015, we experienced higher demand in our Cellular Phone end market compared to that of the same period in 2014. This increase in demand resulted in higher capacity utilization at our advanced technology plants resulting in higher net sales and gross margins. Additionally, we had improved operating efficiencies at certain of our North American plants.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our 5 largest customers accounted for 37%, 44% and 41% of our net sales in fiscal years 2015, 2014 and 2013, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

End Markets(1)(2)	2015(4)	2014	2013
Aerospace and Defense	14%	16%	15%
Automotive(2)	13	2	2
Cellular Phone(3)	21	23	20
Computing/Storage/Peripherals(3)	12	13	20
Medical/Industrial/Instrumentation/Other	13	10	8
Networking/Communications	25	33	32
Other(2)(3)	2	3	3

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Certain reclassifications of prior year end market percentages have been made to conform to the current year presentation. Beginning 2015, Automotive has been reclassified from the Other end market. Additionally, beginning in the first quarter of 2013, we reclassified substrate PCBs, which were included in the Other end market, into the end markets that the substrate PCBs are sold into — predominantly Cellular Phone.
(3)	Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.
(4)	Amounts includes 211 days of activity of Viasystems, which we acquired on May 31, 2015.

We derive revenues primarily from the sale of PCBs and custom electronic assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed or determinable, title and risk of loss have transferred, and collectability is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically have been less than 3% of gross sales. We provide our customers a limited right of return for defective PCBs and backplane assemblies. We record an estimate for sales returns and allowances at the time of sale based on historical results. Purchase orders may be cancelled prior to shipment. We generally charge customers a fee, based on the percentage completed, if an order is cancelled once it has entered production.

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

Sales Returns and Allowances

We derive revenues primarily from the sale of PCBs and custom electronic assemblies using customer-supplied engineering and design plans. We recognize revenue when persuasive evidence of a sales arrangement exists, the sales terms are fixed or determinable, title and risk of loss have transferred, and collectability is reasonably assured — generally when products are shipped to the customer. We provide our customers a limited right of return for defective PCBs and backplane assemblies. We accrue an estimate for sales returns and allowances at the time of sale using our judgment based on historical results and anticipated returns as a result of current period sales. To the extent actual experience varies from our historical experience, revisions to these allowances may be required.

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

During the fourth quarter of each year, and when events and circumstances warrant an evaluation, we perform an impairment assessment of goodwill, which may require the use of a fair-value based analysis. We first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary. We consider factors such as the state of the economy and reduced expectations for future cash flows coupled with a decline in our market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with a further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets which may result in an impairment charge.

We also assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows and comparison to like-kind assets, as appropriate, in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary, which involve judgments related to future cash flows and the application of the appropriate valuation model. During the years ended 2014 and 2013 we recorded impairment charges to reduce the carrying value of certain long-lived assets in the PCB operating segment. See Note 4 to our consolidated financial statements.

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

Income Taxes

Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred income tax assets to the amounts that are more likely than not to be realized based on our estimate of future taxable income. At December 28, 2015, we have net noncurrent deferred income tax liabilities of $13.1 million, which is net of the $84.7 million net noncurrent deferred tax assets. At December 28, 2015, our net noncurrent deferred income tax assets of $84.7 million are net of a valuation allowance of approximately $234.2 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made. We record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

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

Self Insurance

We are primarily self-insured in North America for group health insurance and worker’s compensation benefits provided to our U.S. employees, and we purchase insurance to protect against annual claims at the individual and aggregate level. We estimate our exposure for claims incurred but not reported at the end of each reporting period. We use our judgment using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and brokers on an annual basis to estimate our liability for these claims. This liability is subject to individual insured stop-loss coverage of $200,000 per individual for the recently acquired Viasystems subsidiaries and $300,000 per individual for existing TTM subsidiaries for group health insurance and $250,000 for worker’s compensation benefits. Our actual claims experience may differ from our estimates.

RESULTS OF OPERATIONS

The Viasystems acquisition occurred on May 31, 2015. Accordingly, the results of operations of Viasystems are not included in our fiscal years ended 2014 and 2013, and our fiscal year ended 2015 only includes the last seven fiscal months Viasystems’ 2015 results of operations. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.2	85.3	84.1

Gross profit	14.8	14.7	15.9

Operating expenses:
Selling and marketing	2.7	2.8	2.7
General and administrative	8.0	7.6	7.7
Amortization of definite-lived intangibles	0.9	0.7	0.7
Gain on sale of assets	(0.1)	—	(1.3)
Restructuring charges	0.4	—	0.3
Impairment of long-lived assets	—	0.1	0.8

Total operating expenses	11.9	11.2	10.9

Operating income	2.9	3.5	5.0
Other income (expense):
Interest expense	(2.9)	(1.8)	(1.7)
Loss on extinguishment of debt	—	—	(0.8)
Other, net	0.4	—	0.4

Total other expense, net	(2.5)	(1.8)	(2.1)

Income before income taxes	0.4	1.7	2.9
Income tax provision	(1.6)	(0.6)	(1.2)

Net (loss) income	(1.2)	1.1	1.7
Less: Net income attributable to the non-controlling interest	—	—	(0.1)

Net (loss) income attributable to TTM Technologies, Inc. stockholders	(1.2)%	1.1%	1.6%

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

The following table compares net sales by reportable segment for fiscal years ended 2015, 2014 and 2013:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Net Sales:
PCB	$1,944,041	$1,251,665	$1,305,862
E-M Solutions	158,655	76,545	65,202

Total sales	2,102,696	1,328,210	1,371,064
Inter-segment sales	(7,208)	(2,493)	(2,849)

Total net sales	$2,095,488	$1,325,717	$1,368,215

Net Sales

Total net sales increased $769.8 million, or 58.1%, from $1,325.7 million for the year ended December 29, 2014 to $2,095.5 million for the year ended December 28, 2015. Net sales for the PCB operating segment, excluding inter-segment sales, increased $687.7 million, or 55.0%, from $1,249.5 million for the year ended December 29, 2014 to $1,937.2 million for the year ended December 28, 2015. This increase is primarily due to the additional sales resulting from the acquisition of Viasystems, which accounted for $582.3 million in PCB sales for the year ended December 28, 2015. Additionally, the increase in PCB sales is due to higher demand in our Cellular Phone end markets, partially offset with lower demand in our Networking/Communications end market. These changes, including the sales from Viasystems, resulted in a 110% increase in PCB shipments from the year ended December 29, 2014. In addition, the average PCB selling price decreased 25%, which was driven by a product mix shift resulting from the acquisition. Net sales for the E-M Solutions operating segment, excluding inter-segment sales, increased $82.1 million, from $76.2 million for the year ended December 29, 2014 to $158.3 million for the year ended December 28, 2015. This increase is due to the acquisition of Viasystems, which accounted for $82.0 million in E-M Solutions sales for the year ended December 28, 2015.

Total net sales decreased $42.5 million, or 3.1%, from $1,368.2 million for the year ended December 30, 2013 to $1,325.7 million for the year ended December 29, 2014. Net sales for the PCB operating segment, excluding inter-segment sales, decreased $53.5 million, or 4.1%, from $1,303.0 million for the year ended December 30, 2013 to $1,249.5 million for the year ended December 29, 2014. This decrease was primarily due to the absence of net sales resulting from the sale of a controlling equity interest in a subsidiary in the second quarter of 2013, combined with lower demand in our Computing/Storage/Peripherals and Cellular Phone end markets in the first and second quarters of 2014. This decrease was partially offset by higher demand in our Cellular Phone end market in the second half of 2014. The overall decline in demand resulted in a 12% decrease in PCB shipments from the year December 30, 2013, and was partially offset by a 9% increase in the average PCB selling price, which was driven by product mix shift. Net sales for the E-M Solutions operating segment, excluding inter-segment sales, increased $11.0 million, or 16.9%, from $65.2 million for the year ended December 30, 2013 to $76.2 million for the year ended December 29, 2014. This increase was primarily due to the demand for backplane assemblies predominantly in our Networking/Communications end market.

The inter-segment sales are primarily sales from the PCB operating segment to the E-M Solutions operating segment.

Gross Margin

Overall gross margin increased from 14.7% for the year ended December 29, 2014 to 14.8% for the year ended December 28, 2015. Gross margin for the PCB operating segment increased from 15.0% for the year ended December 29, 2014 to 15.5% for the year ended December 28, 2015 primarily due to higher utilization at our advanced technology plants, partially offset by the acquisition of Viasystems with lower margins than our existing business and the $13.3 million of increased costs due to the fair value mark up of acquired inventory associated with the acquisition of Viasystems. Gross margin for the E-M Solutions operating segment decreased from 9.4% for the year ended December 29, 2014 to 6.6% for the year ended December 28, 2015 primarily due to the acquisition of Viasystems.

Overall gross margin decreased from 15.9% for the year ended December 30, 2013 to 14.7% for the year ended December 29, 2014. Gross margin for the PCB operating segment decreased from 16.3% for the year ended December 30, 2013 to 15.0% for the year ended December 29, 2014 primarily due to underutilization in the first and second quarters of 2014 caused by an increase in capacity to service an expected higher level of business which did not materialize. Additionally, in the third quarter of 2014, the PCB operating segment experienced a 5 day production shut down due to an unexpected power outage at one of our advanced technology production facilities which negatively impacted our productivity and yield improvement efforts as we were launching new products and significantly ramping for increased volumes. Gross margin for the E-M Solutions operating segment increased from 8.5% for the year ended December 30, 2013 to 9.4% for the year ended December 29, 2014 primarily due to higher volumes.

Selling and Marketing Expenses

Selling and marketing expenses increased $20.5 million, from $36.9 million for the year ended December 29, 2014 to $57.4 million for the year ended December 28, 2015. The increase primarily relates to additional marketing activity resulting from the acquisition of Viasystems. As a percentage of net sales, selling and marketing expenses were 2.8% for the year ended December 29, 2014, as compared to 2.7% for the year ended December 28, 2015. The decrease in selling and marketing expense as a percentage of net sales for the periods noted is primarily due to higher net sales.

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

General and Administrative Expenses

General and administrative expenses increased $66.7 million from $101.0 million, or 7.6% of net sales, for the year ended December 30, 2014 to $167.7 million, or 8.0% of net sales, for the year ended December 28, 2015. The increase in expense is primarily due to $34.4 million of acquisition-related costs for the year ended December 28, 2015 related to the acquisition of Viasystems and seven months of general and administrative expense incurred related to Viasystems post acquisition through December 28, 2015.

General and administrative expenses decreased $4.9 million from $105.9 million, or 7.7% of net sales, for the year ended December 30, 2013 to $101.0 million, or 7.6% of net sales, for the year ended December 29, 2014. The decrease in general and administrative expense for the year ended December 29, 2014 is primarily due to costs savings resulting from the sale of our controlling equity interest in a subsidiary in the PCB operating segment and lower incentive compensation expense, offset by the $6.0 million of acquisition-related costs recorded in the third and fourth quarters of 2014.

Impairment of Long-Lived Assets and Restructuring Charges

For the year ended December 28, 2015, we incurred restructuring charges of $7.4 million related to the Plan announced on September 29, 2015, that will result in the closure of our facilities in Cleveland, Ohio, Milpitas, California, Juarez, Mexico and other global realignment efforts.

In connection with the Plan, during the year ended December 28, 2015, we recognized restructuring charges of $2.0 million in both our PCB and E-M Solutions segments and $3.4 million in our Corporate segment. These charges primarily represent severance expense associated with the Plan and other global realignment restructuring efforts and are expected to be paid out by June 2016. We estimate that we will incur total charges of approximately $10.0 million to $15.0 million related to these closures.

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

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment or restructuring charges could result that would adversely affect our results of operations and financial condition.

Other Income (Expense)

Other expense, net increased $28.2 million from $24.2 million for the year ended December 29, 2014 to $52.4 million for the year ended December 28, 2015. The increase in other expense, net was primarily due to an increase in interest expense related to a new long-term borrowing and a revolver loan totaling $1,030.0 million at a weighted average interest rate of 5.7% that we secured in connection with the acquisition of Viasystems. The increase in other expense, net was partially offset by $6.4 million foreign currency and derivative transaction gains for the year ended December 28, 2015 compared to $1.2 million for the year ended December 29, 2014.

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

Income Taxes

Our effective tax rate for the years ended December 28, 2015 and December 29, 2014 was 385.4% and 34.1%, respectively. The provision for income taxes increased $27.0 million from an income tax expense of $7.6 million for the year ended December 29, 2014 to $34.6 million for the year ended December 28, 2015. The increase in income tax expense in 2015 is primarily due to the provision of a full valuation allowance on existing U.S. deferred tax assets, partially offset by the reversal of deferred tax liabilities related to our decision to indefinitely reinvest the foreign earnings attributable to our backplane assembly facility in Shanghai, China. Further, the income tax expense in 2015 is higher due to inclusion of Viasystems earnings from foreign subsidiaries in the second, third and fourth quarters of 2015.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, valuation allowance establishment, and certain non-deductible items. Certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. As of December 28, 2015, we had net deferred income tax liabilities of approximately $13.1 million; and as of December 29, 2014, we had net deferred income tax assets of approximately $2.9 million. As of the end of 2015, based on our forecast for future taxable earnings, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

Our effective tax rate for the years ended December 29, 2014 and December 30, 2013 was 34.1% and 39.9%, respectively. The provision for income taxes decreased $8.3 million from an income tax expense of $15.9 million for the year ended December 30, 2013 to $7.6 million for the year ended December 29, 2014. The decrease in our provision for income taxes was primarily due to losses incurred for the first three quarters of 2014 compared to income in the same period of the prior year, combined with (i) a $1.5 million discrete tax benefit recorded in the first quarter of 2014 resulting from the retroactive approval of the high technology enterprise status for a Chinese subsidiary, (ii) a $0.7 million discrete tax benefit recorded in the third quarter of 2014 resulting from the research and development deduction at a Chinese subsidiary, and (iii) the absence of local withholding taxes of approximately $4.9 million related to the sale of a controlling equity interest in a subsidiary in the second quarter of 2013.

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

Cash flow provided by operating activities during the year ended December 28, 2015 was $237.5 million as compared to $129.8 million in the same period in 2014. The improved cash flow was the result of stronger operational performance. As of December 28, 2015, we had net working capital of approximately $277.5 million compared to $302.1 million as of December 29, 2014. For the year ended December 28, 2015, cash cycle days of 46 days were held constant as compared to the previous year.

Net cash used in investing activities was approximately $247.7 million for the year ended December 28, 2015 primarily reflecting the acquisition of Viasystems, net of cash acquired, in the amount of $169.2 million, and purchases of property, plant and equipment, net of proceeds from sales of property, plant and equipment and assets held for sale of $78.5 million.

Net cash used in financing activities was approximately $5.8 million for the year ended December 28, 2015 reflecting proceeds from long-term debt and a revolving loan totaling $1,030.0 million, offset by the repayment of $968.9 million of debt, including the assumed long-term debt in the acquisition of $669.0 million, payoff of the 2012 credit agreement term loan, the payoff of the remaining 2015 convertible senior notes, and payment of debt issuance costs and original issue discount of $67.4 million associated with the new long-term debt and revolver loans.

As of December 28, 2015, we had unrestricted cash and cash equivalents of approximately $259.1 million, of which approximately $176.6 million was held by our foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of December 28, 2015, $175.0 million was located in Asia and $1.6 million was located in Europe and other locations. Cash and cash equivalents held by our foreign locations are expected to be used in local operations.

Our 2016 capital expenditure plan is expected to be in the range of $110.0 million to $120 million. The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced technology manufacturing, comply with changing environmental regulations, replace aging equipment, and expand our technological capabilities.

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

The Term Loan Credit agreement was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%. At December 28, 2015, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of our assets and our domestic subsidiaries and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and is structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150.0 million, a letter of credit facility of up to $75.0 million, and swingline loans of up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at a floating rate of LIBOR plus a margin of 175 basis points. At

December 28, 2015, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.17%. Beginning in 2016, the applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and inventories as well as by a second position against a significant amount of our assets and our domestic subsidiaries and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and are structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below. At December 28, 2015, $80.0 million of the U.S. ABL was outstanding and classified as a current liability.

We and our domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150.0 million and a letter of credit facility of up to $100.0 million provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia Pacific cash and receivables and are structurally senior to our domestic obligations, including our convertible senior notes. See Convertible Senior Notes due 2020 below. Our Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At December 28, 2015, none of the Asia ABL was outstanding.

We are required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis beginning October 1, 2015. On October 1, 2015 the scheduled principal payment of $2.4 million was made. Based on certain parameters defined in the Term Loan agreement, we may be required to make an additional principal payment on an annual basis. For 2015, we are required to make an additional annual payment of $61.1 million, which is required to be paid in March 2016. In addition to the $61.1 million additional annual payment, we also intend to repay an additional $10 million to $20 million of the Term Loan in March 2016. As a result of our intentions and including the already scheduled January 2016 payment, approximately $77.4 million has been classified as short-term debt. This additional annual payment reduces future required quarterly scheduled payments. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At December 28, 2015, we were in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The U.S. ABL commitment fee may vary from 0.25% to 0.375% based on utilization levels. We incurred total commitment fees related to unused borrowing availability of $0.8 million, $0.6 million and $0.4 million for fiscal years ended 2015, 2014 and 2013, respectively. As of December 28, 2015, the outstanding amount of the Term Loan was $947.6 million, of which $77.4 million we expect to pay within one year and is included as short-term debt, with the remaining $870.2 million included as long-term debt. Additionally, $80.0 million of the U.S. ABL and none of the Asia ABL was outstanding as of December 28, 2015. Available borrowing capacity under the U.S. ABL and Asia ABL was $65.4 million and $142.0 million, which includes $4.6 million and $8.0 million, respectively, of outstanding letters of credit mentioned below at December 28, 2015.

Letters of Credit

We have up to $75.0 million and $100.0 million Letters of Credit Facilities available under the U.S. ABL and the Asia ABL, respectively. As of December 28, 2015, letters of credit in the amount of $4.6 million were outstanding under the U.S. ABL and $8.0 million were outstanding under the Asia ABL. We have other standby letters of credit outstanding in the amount of $2.9 million which expire by April 2016. These other standby letters of credit are securitized by cash collateral. As such, we have recorded such cash as restricted on the consolidated condensed balance sheet as of December 28, 2015.

Chinese Revolver

We are party to a revolving loan credit facility with a lender in China. Under this arrangement, the lender has made available to us approximately $35.5 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2016. As of December 28, 2015, the Chinese Revolver had not been drawn upon.

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

Conversion:    At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 103.7613 shares of our common stock per $1,000 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of December 28, 2015, none of the conversion criteria had been met.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay shares of our common stock, cash or a combination of cash and shares of our common stock at our election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1,000 principal amount of the notes. As of December 28, 2015, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of December 28, 2015:

Contractual Obligations(1)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt obligations	$1,027,625	$157,375	$27,125	$95,000	$748,125
Convertible debt obligations	250,000	—	—	250,000	—
Interest on debt obligations	311,791	61,164	114,345	106,403	29,879
Foreign currency forward contract liabilities	51	51	—	—	—
Equipment payables	14,251	14,251	—	—	—
Purchase obligations	69,054	69,054	—	—	—
Operating lease commitments	27,603	8,332	8,819	4,049	6,403

Total contractual obligations	$1,700,375	$310,227	$150,289	$455,452	$784,407

(1)	Unrecognized uncertain tax benefits of $15.4 million are not included in the table above as the settlement timing is uncertain.

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

Recently Issued Accounting Standards

In November 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. We adopted the provisions of this update in the fourth quarter of 2015 on a prospective basis. The impact on our consolidated financial statements was not material.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional values of assets acquired and liabilities assumed in a business combination in the reporting period in which the adjustment amounts are determined and not on a retrospective basis. We adopted ASU 2015-16 in the third quarter of 2015, and our adoption did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest, which requires an entity to record debt issuance costs related to a note reported in the balance sheet as a direct deduction from the face amount of that note. The update is effective for annual periods ending after December 15, 2015. Early application is permitted. The standard requires the use of the retrospective transition method. The impact on our consolidated financial statements is not expected to be material.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us at the beginning of fiscal year 2018, however application of the standard is allowed as early as the beginning of fiscal 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

As of December 28, 2015, approximately 19.6% of our long term debt was based on fixed rates. Based on our borrowings as of December 28, 2015, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $6.5 million.

Debt Instruments

The table below presents information about certain of our debt instruments as of December 28, 2015 and December 29, 2014.

	As of December 28, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$157,375	$—	$27,125	$47,500	$47,500	$748,125	$1,027,625	$935,000	5.70%
US$ Fixed Rate	—	—	—	—	250,000	—	250,000	230,950	1.75%

Total	$157,375	$—	$27,125	$47,500	$297,500	$748,125	$1,277,625	$1,165,950

	As of December 29, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$96,200	$177,600	—	—	—	—	$273,800	$273,816	2.55%
US$ Fixed Rate	32,399	—	—	—	—	$250,000	282,399	274,510	1.92%

Total	$128,599	$177,600	—	—	—	$250,000	$556,199	$548,326

Foreign currency risks

In the normal course of business we are exposed to risks associated with fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Certain of our Asia Pacific operations utilize the Renminbi (RMB) and the Hong Kong Dollar (HKD) as the functional currencies, which results in recognition of translation adjustments included as a component of other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. For the year ended December 28, 2015, our consolidated statement of operations includes a net unrealized foreign exchange loss of approximately $0.4 million.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than the functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our foreign functional currency. The notional amount of the foreign exchange contracts as of December 28, 2015 and December 29, 2014 was approximately $1.6 million and $29.1 million, respectively. We have designated certain of these foreign exchange contracts as cash flow hedges. To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

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

The table below presents information about certain of the foreign currency forward contracts as of December 28, 2015 and December 29, 2014:

	As of December 28, 2015		As of December 29, 2014
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands in USD)		(In thousands in USD)
Receive foreign currency/pay USD
Euro	$502	1.23	$1,233	1.35
Japanese Yen	1,112	0.01	27,909	0.01

	$1,614		$29,142

Estimated fair value, net liability	$(35)		$(5,062)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page 66 of this report, which consolidated financial statements, notes and report are incorporated herein by reference.

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal years 2015 and 2014 were 52 weeks and ended December 28, 2015 and December 29, 2014, respectively, and each quarter of both fiscal years 2015 and 2014 contained 91 days.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 28, 2015:(1)
Net sales	$329,164	$445,445	$652,005	$668,874
Gross profit	51,559	61,190	89,118	108,270
Income (loss) before income taxes	2,085	(19,959)	6,592	20,258
Net income (loss)	3,446	(36,583)	(2,138)	9,657
Net income (loss) attributable to TTM Technologies, Inc. stockholders	3,446	(36,612)	(2,237)	9,521
Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.04	$(0.41)	$(0.02)	$0.10
Diluted(2)	$0.04	$(0.41)	$(0.02)	$0.09

Year Ended December 29, 2014:(3)
Net sales	$291,895	$297,635	$345,275	$390,912
Gross profit	38,506	38,600	49,108	68,475
Income (loss) before income taxes	(5,654)	(2,596)	8,037	22,504
Net income (loss)	(3,799)	(3,104)	7,658	13,938
Net income (loss) attributable to TTM Technologies, Inc. stockholders	(3,799)	(3,104)	7,658	13,938
Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$(0.05)	$(0.04)	$0.09	$0.17
Diluted	$(0.05)	$(0.04)	$0.09	$0.17

(1)	Includes a $2.5 million gain on sale of assets in first quarter, 211 days of activity of Viasystems which we acquired May 31, 2015, acquisition costs of $34.4 million with a substantial portion recognized in the second quarter, and restructuring charges of $7.4 during third and fourth quarters.
(2)	For the fourth quarter, the dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method, while the dilutive effect of convertible senior notes is calculated using the if-converted method.
(3)	Includes a $0.5 million loss on extinguishment of debt in the first quarter and a $1.8 long-lived asset impairment charge in the second quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of December 28, 2015, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Under the supervision of and with the participation of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2015 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 28, 2015.

We acquired Viasystems Group, Inc. (“Viasystems”) on May 31, 2015. Management excluded from its evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2015 the acquired entity’s internal control over financial reporting associated with 32% of total assets and 32% of total net sales included in our consolidated financial statements as of and for the year ended December 28, 2015.

The effectiveness of our internal control over financial reporting as of December 28, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 68 of this Report.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to error or fraud. These inherent limitations include the realities that judgments in decision-

making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

As a result of the acquisition of Viasystems on May 31, 2015, we began implementing internal controls over financial reporting to include consolidation of the acquired entity, as well as acquisition-related accounting and disclosures. The integration of Viasystems represents a material change in our internal control over financial reporting. Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to the acquisition of Viasystems with the plan to complete and report its evaluation of the Viasystems internal control over financial reporting by January 2, 2017.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 66 of this Report.

(b)	Exhibits

Exhibit Number	Exhibits

2.1	English translation of Equity Interest Transfer Agreement in relation to Dongguan Meadville Circuits Limited, dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant(1)

2.2**	English translation of Equity Interest Transfer Agreement in relation to Dongguan Shengyi Electronics Ltd., dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant(1)

2.3**	Agreement and Plan of Merger, by and among the Registrant, Viasystems Group, Inc. and Vector Acquisition Corp., dated September 21, 2014(2)

3.1	Registrant’s Certificate of Incorporation, as amended June 3, 2011(3)

3.2	Registrant’s Fourth Amended and Restated Bylaws(4)

4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer & Trust Company(5)

4.2	First Supplemental Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer & Trust Company(5)

4.3	Form of Registrant’s common stock certificate(6)

4.4	Sell-Down Registration Rights Agreement, dated December 23, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and the Registrant(7)

4.5	Registration Rights Agreement, dated as of April 9, 2010, by and among Tang Hsiang Chien, Su Sih (BVI) Limited, and the Registrant(8)

4.6	Shareholders Agreement, dated as of April 9, 2010, by and among Meadville Holdings Limited; Su Sih (BVI) Limited; Tang Hsiang Chien; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and the Registrant(8)

4.7	First Amendment to Shareholders Agreement, dated September 14, 2012, by and among Tang Hsiang Chien; Su Sih (BVI) Limited; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and the Registrant(9)

4.8	Indenture, dated as of December 20, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC(10)

4.9	Registration Rights Agreement Memorandum of Understanding, by and among the Registrant, Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V., HM 4-P (1999) Coinvestors, L.P., HM 4-EQ (1999) Coinvestors, L.P., GSC Recovery II, L.P., and GSC Recovery IIA, L.P., dated September 21, 2014(2)

4.10	Addendum to Registration Rights Agreement, by and among the Registrant, Su Sih (BVI) Limited, and Tang Hsiang Chien, dated September 21, 2014(2)

Exhibit Number	Exhibits

4.11	Registration Rights Agreement, by and among TTM Technologies, Inc., Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V., HM 4-P (1999) Coinvestors, L.P., and HM 4-EQ (1999) Coinvestors, L.P. and GSC Recovery II, L.P. and GSC Recovery IIA, L.P., dated as of May 31, 2015(28)

4.12	The First Amendment to the Registration Rights Agreement, originally dated as of April 9, 2010, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and TTM Technologies, Inc.(30)

4.13	The Second Amendment to the Shareholders Agreement, originally dated as of April 9, 2010, by and among Meadville Holdings Limited; Su Sih (BVI) Limited; Tang Hsiang Chien; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and TTM Technologies, Inc.(30)

10.1	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(5)

10.2	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(5)

10.3	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(5)

10.4	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(5)

10.5	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(11)

10.6	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(11)

10.7	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(11)

10.8	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(11)

10.9‡	2006 Incentive Compensation Plan(12)

10.10‡	Form of Stock Option Agreement pursuant to 2006 Incentive Compensation Plan(12)

10.11‡	Form of Restricted Stock Unit Award Grant Notice pursuant to 2006 Incentive Compensation Plan(12)

10.12‡	Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to 2006 Incentive Compensation Plan and schedule of signatories(13)

10.13‡	TTM Technologies, Inc. 2014 Incentive Compensation Plan(14)

10.14‡	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(14)

10.15	Form of Director and Officer Indemnification Agreement, dated December 10, 2014(15)

10.16	Stock Purchase Agreement, dated November 16, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, the Registrant, TTM Technologies International, Inc., and TTM Hong Kong Limited (now known as TTM Technologies (Asia Pacific) Limited)(16)

Exhibit Number	Exhibits

10.17‡	Form of Executive Change in Control Severance Agreement and schedule of agreements(17)

10.18	Credit Agreement, dated November 16, 2009, as amended and restated on March 30, 2010 and as further amended on August 3, 2010 and July 22, 2011, respectively, by and among certain PCB Subsidiaries, the Registrant, the Lenders, and the other parties named therein(18)

10.19	Waiver and Amendment Letter with The Hongkong and Shanghai Banking Corporation Limited, dated August 3, 2010(19)

10.20	Special Security Agreement by and among Tang Hsiang Chien, Su Sih (BVI) Limited, the Registrant and the United States Department of Defense, dated October 19, 2010(20)

10.21	Amendment Letter with The Hongkong and Shanghai Banking Corporation Limited, dated July 22, 2011(21)

10.22‡	Executive and Director Deferred Compensation Plan(22)

10.23	Facility Agreement, dated September 14, 2012, by and among the PCB Subsidiaries, the lenders, and the other parties named therein(9)

10.24‡	Equity Awards Amendment Agreement, dated April 24, 2013 by and between the Registrant and Kent Alder(23)

10.25	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(10)

10.26	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(10)

10.27	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(10)

10.28	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(10)

10.29	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(10)

10.30	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(10)

10.31	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(24)

10.32	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(24)

10.33	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(24)

10.34	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(24)

10.35	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(24)

10.36	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(24)

Exhibit Number	Exhibits

10.37	Voting Agreement, by and among the Company, Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V., HM 4-P (1999) Coinvestors, L.P., and HM 4-EQ (1999) Coinvestors, L.P., dated September 21, 2014(2)

10.38	Voting Agreement, by and among the Company, GSC Recovery II, L.P., and GSC Recovery IIA, L.P., dated September 21, 2014(2)

10.39	Commitment Letter, by and among the Company, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Barclays Bank PLC, dated September 21, 2014(2)

10.40	Amended and Restated Commitment Letter, by and among the Registrant, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Barclays Bank PLC, and The Royal Bank of Scotland plc, dated October 23, 2014(25)

10.41	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(26)

10.41	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(26)

10.43	TTM Technologies, Inc. Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(26)

10.44	Form of Executive Change in Control Severance Agreement and schedule of agreements(26)

10.45	Facility Agreement, dated May 22, 2015, by and among TTM Technologies Enterprises (HK) Limited, The Hongkong and Shanghai Banking Corporation Limited, and the other parties named therein(27)

10.46	Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and The Royal Bank of Scotland plc and HCBS Securities (USA) Inc., as Documentation Agents, dated as of May 31, 2015(28)

10.47	ABL Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and The Royal Bank of Scotland plc and HCBS Securities (USA) Inc., as Documentation Agents, dated as of May 31, 2015(28)

10.48	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-employee directors) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(29)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

23.2*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer

32.2*	Certification of Chief Financial Officer

Exhibit Number	Exhibits

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on May 7, 2013.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 22, 2014.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 6, 2011.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 2, 2011.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 14, 2008.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 23, 2009.

(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on April 13, 2010.

(9)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2012.

(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 20, 2013.

(11)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 22, 2008.

(12)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(13)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 30, 2010.

(14)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on August 13, 2014.

(15)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 15, 2014.

(16)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 16, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 5, 2014.

(18)	Incorporated by reference to the Registrant’s Form 8-K/A as filed with the Commission on August 5, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 5, 2010.

(20)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 22, 2010.

(21)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on July 27, 2011.

(22)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2011.

(23)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 6, 2013.

(24)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 14, 2014.

(25)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 27, 2014.

(26)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on May 5, 2015.

(27)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 29, 2015.

(28)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 2, 2015.

(29)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 10, 2015.

(30)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 4, 2016.

‡	Management contract or Compensation Plan

*	Filed herewith

**	The appendices to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ Thomas T. Edman
Thomas T. Edman President and Chief Executive Officer

Date: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas T. Edman Thomas T. Edman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2016

/s/ Todd B. Schull Todd B. Schull	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2016

/s/ Robert E. Klatell Robert E. Klatell	Chairman of the Board	February 24, 2016

/s/ Kenton K. Alder Kenton K. Alder	Director	February 24, 2016

/s/ Philip G. Franklin Philip G. Franklin	Director	February 24, 2016

/s/ Ronald W. Iverson Ronald W. Iverson	Director	February 24, 2016

/s/ John G. Mayer John G. Mayer	Director	February 24, 2016

/s/ Tang Chung Yen, Tom Tang Chung Yen, Tom	Director	February 24, 2016

/s/ Dov S. Zakheim Dov S. Zakheim	Director	February 24, 2016

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 28, 2015 and December 29, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTM Technologies, Inc. and subsidiaries as of December 28, 2015 and December 29, 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments to the 2013 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments as described in Note 19. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2013 consolidated financial statements of the Company other than with respect to the restated segment information and, accordingly, we do not express an opinion or any other form of assurance on the 2013 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TTM Technologies, Inc.’s internal control over financial reporting as of December 28, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California

February 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TTM Technologies, Inc.:

We have audited TTM Technologies, Inc.’s internal control over financial reporting as of December 28, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TTM Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on TTM Technologies, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, TTM Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

TTM Technologies, Inc. acquired Viasystems Group, Inc. during 2015, and management excluded from its assessment of the effectiveness of TTM Technologies, Inc.’s internal control over financial reporting as of December 28, 2015, Viasystems Group, Inc.’s internal control over financial reporting associated with 32% of total assets and 32% of total net sales included in the consolidated financial statements of TTM Technologies, Inc. and subsidiaries as of and for the year ended December 28, 2015. Our audit of internal control over financial reporting of TTM Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of Viasystems Group, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of December 28, 2015 and December 29, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and our report dated February 24, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California

February 24, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TTM Technologies, Inc.:

In our opinion, the consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 30, 2013, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 19, present fairly, in all material respects, the results of operations and cash flows of TTM Technologies, Inc. and its subsidiaries for the year ended December 30, 2013, in conformity with accounting principles generally accepted in the United States of America (the 2013 financial statements before the effects of the adjustments discussed in Note 19 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 19 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Irvine, California

February 21, 2014

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of
	December 28, 2015	December 29, 2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$259,100	$279,042
Restricted cash	3,530	—
Accounts receivable, net	456,000	312,867
Inventories	268,923	145,187
Prepaid expenses and other current assets	34,967	61,027

Total current assets	1,022,520	798,123
Property, plant and equipment, net	1,103,067	754,718
Goodwill	346,990	12,111
Definite-lived intangibles, net	150,874	19,250
Deposits and other non-current assets	47,853	17,087

	$2,671,304	$1,601,289

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt, net of discount	$157,375	$128,045
Accounts payable	377,222	235,276
Accrued salaries, wages and benefits	108,649	43,497
Other accrued liabilities	101,748	89,194

Total current liabilities	744,994	496,012

Long-term debt, net of discount	1,044,582	374,642
Other long-term liabilities	55,059	15,171

Total long-term liabilities	1,099,641	389,813

Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 99,137 and 83,345 shares issued and outstanding in 2015 and 2014, respectively	99	83
Additional paid-in capital	745,608	586,709
Retained earnings	45,963	76,421
Statutory surplus reserve	25,812	21,236
Accumulated other comprehensive income	1,623	31,015

Total TTM Technologies, Inc. stockholders’ equity	819,105	715,464
Noncontrolling interest	7,564	—

Total equity	826,669	715,464

	$2,671,304	$1,601,289

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands, except per share amounts)
Net sales	$2,095,488	$1,325,717	$1,368,215
Cost of goods sold	1,785,351	1,131,028	1,150,372

Gross profit	310,137	194,689	217,843

Operating expenses:
Selling and marketing	57,361	36,919	37,149
General and administrative	167,669	100,999	105,924
Amortization of definite-lived intangibles	18,888	8,387	9,332
Gain on sale of assets	(2,504)	—	(17,917)
Restructuring charges	7,381	—	3,445
Impairment of long-lived assets	—	1,845	10,782

Total operating expenses	248,795	148,150	148,715

Operating income	61,342	46,539	69,128

Other income (expense):
Interest expense	(59,753)	(23,830)	(24,031)
Loss on extinguishment of debt	(802)	(506)	(10,743)
Other, net	8,189	88	5,418

Total other expense, net	(52,366)	(24,248)	(29,356)

Income before income taxes	8,976	22,291	39,772
Income tax provision	(34,594)	(7,598)	(15,879)

Net (loss) income	(25,618)	14,693	23,893
Less: Net income attributable to the non-controlling interest	(264)	—	(2,016)

Net (loss) income attributable to TTM Technologies, Inc. stockholders	$(25,882)	$14,693	$21,877

(Loss) earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic (loss) earnings per share	$(0.28)	$0.18	$0.27

Diluted (loss) earnings per share	$(0.28)	$0.18	$0.26

Weighted-average shares used in computing per share amounts:
Basic	92,675	83,238	82,506

Diluted	92,675	83,941	83,132

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Net (loss) income	$(25,618)	$14,693	$23,893
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Unrealized (loss) gain during the year, net	(27,758)	(14,841)	16,172
Gain realized in the statement of operations	(1,786)	—	(14,266)

Net	(29,544)	(14,841)	1,906

Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the year, net	(20)	43	(1,726)
Loss realized in the statement of operations	172	146	128

Net	152	189	(1,598)

Net unrealized gains (losses) on available for sale securities:
Unrealized loss on available for sale securities during the year	—	(20)	(105)
Loss realized in the statement of operations	—	83	53

Net	—	63	(52)

Other comprehensive (loss) income, net of tax	(29,392)	(14,589)	256

Comprehensive (loss) income, net of tax	(55,010)	104	24,149

Less: Comprehensive (income) loss attributable to the non-controlling interest	(264)	—	(3,417)

Comprehensive (loss) income attributable to TTM Technologies, Inc. stockholders	$(55,274)	$104	$20,732

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

			Additional Paid-In Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (Loss)	Total TTM Technologies, Inc Stockholders’ Equity	Non-controlling Interest	Total Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance, December 31, 2012	81,937	$82	$546,029	$45,921	$15,166	$46,749	$653,947	$98,883	$752,830
Net income	—	—	—	21,877	—	—	21,877	2,016	23,893
Other comprehensive loss	—	—	—	—	—	(1,145)	(1,145)	1,401	256
Transfer to statutory surplus reserve	—	—	—	(3,526)	3,526	—	—	—	—
Sale of controlling equity interest	—	—	—	—	—	—	—	(73,013)	(73,013)
Purchase of non-controlling equity interest	—	—	(71)	—	—	—	(71)	(29,287)	(29,358)
Issuance and repurchase of convertible senior notes	—	—	30,310	—	—	—	30,310	—	30,310
Purchase of convertible senior note hedge, net of tax benefit of $20,413	—	—	(37,909)	—	—	—	(37,909)	—	(37,909)
Issuance of warrants related to convertible senior notes	—	—	29,722	—	—	—	29,722	—	29,722
Exercise of stock options	47	—	323	—	—	—	323	—	323
Tax shortfall from stock awards exercised or released	—	—	(744)	—	—	—	(744)	—	(744)
Issuance of common stock for performance-based restricted stock units	104	—	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	567	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	8,985	—	—	—	8,985	—	8,985

Balance, December 30, 2013	82,655	83	576,644	64,272	18,692	45,604	705,295	—	705,295
Net income	—	—	—	14,693	—	—	14,693	—	14,693
Other comprehensive loss	—	—	—	—	—	(14,589)	(14,589)	—	(14,589)
Transfer to statutory surplus reserve	—	—	—	(2,544)	2,544	—	—	—	—
Issuance and repurchase of convertible senior notes	—	—	4,216	—	—	—	4,216	—	4,216
Purchase of convertible senior note hedge, net of tax benefit of $2,964	—	—	(4,989)	—	—	—	(4,989)	—	(4,989)
Issuance of warrants related to convertible senior notes	—	—	4,053	—	—	—	4,053	—	4,053
Tax shortfall from stock awards exercised or released	—	—	(1,015)	—	—	—	(1,015)	—	(1,015)
Issuance of common stock for performance-based restricted stock units	90	—	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	600	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,800	—	—	—	7,800	—	7,800

Balance, December 29, 2014	83,345	83	586,709	76,421	21,236	31,015	715,464	—	715,464
Net (loss) income	—	—	—	(25,882)	—	—	(25,882)	264	(25,618)
Other comprehensive loss	—	—	—	—	—	(29,392)	(29,392)	—	(29,392)
Transfer to statutory surplus reserve	—	—	—	(4,576)	4,576	—	—	—	—
Acquisition of Viasystems, Group, Inc.	15,082	15	148,991	—	—	—	149,006	7,300	156,306
Exercise of stock options	68	—	495	—	—	—	495	—	495
Tax shortfall from stock awards exercised or released	—	—	(247)	—	—	—	(247)	—	(247)
Issuance of common stock for restricted stock units	642	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	9,661	—	—	—	9,661	—	9,661

Balance, December 28, 2015	99,137	$99	$745,608	$45,963	$25,812	$1,623	$819,105	$7,564	$826,669

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(25,618)	$14,693	$23,893
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	133,508	95,349	92,120
Amortization of definite-lived intangible assets	18,888	8,387	9,332
Amortization of convertible senior notes discount, debt discount and debt issuance costs	15,451	10,165	8,466
Deferred income taxes	23,892	2,018	8,116
Stock-based compensation	9,661	7,800	8,985
Loss on extinguishment of debt	802	506	10,743
Gain on sale of assets	(2,504)	—	(17,917)
Impairment of long-lived assets	—	1,845	10,782
Other	(4,396)	1,882	518
Payment of accreted interest on convertible senior notes	(8,731)	(1,324)	(27,663)
Changes in operating assets and liabilities, net of disposition:
Accounts and notes receivable, net	66,062	(22,485)	(96,394)
Inventories	8,482	(7,113)	(9,332)
Prepaid expenses and other current assets	15,781	2,292	(10,347)
Accounts payable	(31,916)	23,937	35,362
Accrued salaries, wages and benefits and other accrued expenses	18,100	(8,142)	24,724

Net cash provided by operating activities	237,462	129,810	71,388

Cash flows from investing activities:
Acquisition, net of cash acquired	(169,162)	—	—
Designation of cash and cash equivalents to restricted cash	(19)	—	—
Purchase of property, plant and equipment and equipment deposits	(99,925)	(109,624)	(103,347)
Proceeds from sale of property, plant and equipment and other assets	21,446	1,053	67,658

Net cash used in investing activities	(247,660)	(108,571)	(35,689)

Cash flows from financing activities:
Proceeds from long-term borrowings	950,000	—	—
Proceeds from borrowings (repayments) of revolving loan	80,000	—	(30,000)
Repayment of assumed long-term debt in acquisition	(669,024)	—	—
Repayment of long-term debt	(276,178)	(96,204)	—
Proceeds from issuance of convertible senior notes	—	30,000	220,000
Repurchase of convertible senior notes	(23,664)	(5,411)	(113,055)
Payment of debt issuance costs	(34,135)	(1,626)	(6,325)
Payment of original issue discount	(33,250)	—	—
Purchase of convertible senior note hedge	—	(7,953)	(58,322)
Proceeds from warrants	—	4,053	29,722
Payments for purchase of non-controlling interest	—	—	(29,358)
Proceeds from exercise of stock options	495	—	323

Net cash (used in) provided by financing activities	(5,756)	(77,141)	12,985

Effect of foreign currency exchange rates on cash and cash equivalents	(3,988)	4,390	(3,563)

Net (decrease) increase in cash and cash equivalents	(19,942)	(51,512)	45,121
Cash and cash equivalents at beginning of year	279,042	330,554	285,433

Cash and cash equivalents at end of year	$259,100	$279,042	$330,554

Supplemental cash flow information:
Cash paid, net for interest	$34,052	$14,072	$16,647
Cash paid, net for income taxes	14,495	297	6,065
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in equipment and accounts payable	$24,515	$49,144	$80,063
Common stock issued in connection with Viasystems acquisition	149,006	—	—

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a major global printed circuit board (PCB) manufacturer, focusing on quick-turn and technologically advanced PCBs and electro-mechanical solutions (E-M Solutions). The Company provides time-to-market and advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

The Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, tablets and smartphones, as well as the aerospace and defense, automotive controls and information systems, high-end computing, and medical, industrial and instrumentation related products. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

The Company operates on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2015, 2014 and 2013 were 52 weeks and ended on December 28, 2015, December 29, 2014, and December 30, 2013, respectively. All references to years relate to fiscal years unless otherwise noted.

2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Such estimates include the sales return reserve; accounts receivable; inventories; goodwill; intangible assets and other long-lived assets; self insurance reserves; derivative instruments and hedging activities; product warranty liabilities; environmental liabilities; legal contingencies; income taxes; and others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Unpredictable spending by OEM and EMS companies has also increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of TTM Technologies, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The functional currency of certain of the Company’s subsidiaries is either the Chinese Renminbi (RMB) or the Hong Kong Dollar. Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity and the consolidated statement of comprehensive income (loss). Net gains resulting from foreign currency remeasurements and transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $6,766, $2,378, and $6,113 for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.

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

As of December 28, 2015, the Company had $3,530 of restricted cash related to the collaterization of certain letter of credit arrangements. These letter of credit arrangements are due to expire at various times during 2016.

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

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 28, 2015, December 29, 2014 and December 30, 2013:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Balance at beginning of year	$696	$518	$1,680
Additions charged to (reversals of) expense	854	214	(157)
Sale of a majority owned subsidiary	—	—	(459)
Deductions	(26)	(34)	(554)
Effect of foreign currency exchange rates	1	(2)	8

Balance at end of year	$1,525	$696	$518

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Assets recorded under leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term. The Company uses the following estimated useful lives:

Land use rights	50-99 years
Buildings and improvements	7-50 years
Machinery and equipment	3-12 years
Furniture and fixtures	3-7 years

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income in the period incurred. Depreciation and amortization expense on property, plant and equipment was $133,508, $95,349, and $92,120 for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $888, $551, and $1,125 during the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively, in connection with various capital projects.

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

The Company has two reportable operating segments consisting of seven reporting units. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting units is less than its carrying amount, it conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. The Company estimates the fair values of its reporting units using a combination of the income and market approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. In the fourth quarter of 2015, the Company performed its annual impairment test qualitatively and concluded that goodwill was not impaired.

Intangible Assets

Intangible assets include customer relationships, technology and trade names, which are being amortized over their estimated useful lives using straight-line and accelerated methods. The estimated useful lives of such intangibles range from 3 years to 10 years.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Impairment of Long-lived Assets

Long-lived tangible assets, including property, plant and equipment, assets held for sale, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset groups may not be recoverable. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including expected future operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows and comparisons to like-kind assets, as appropriate, of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. See Note 4 for information regarding the impairment of long-lived assets during the years ended 2014 and 2013.

The Company classifies assets to be sold as assets held for sale when (i) Company management has approved and commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition and is ready for sale; (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated; (iv) the sale of the asset is probable; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets classified as held for sale are recorded at the lower of the carrying amount or fair value less the cost to sell and are a component of prepaid expenses and other current assets in the consolidated balance sheet.

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

Revenue Recognition

The Company derives its revenue primarily from the sale of PCBs using customer supplied engineering and design plans and recognizes revenue when: (i) persuasive evidence of a sales arrangement exists; (ii) the sales terms are fixed or determinable; (iii) title and risk of loss have transferred; and (iv) collectability is reasonably assured — generally when products are shipped to the customer, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective PCBs. The Company accrues an estimated amount for sales returns and allowances related to defective PCBs at the time of sale based on its ability to estimate sales returns and allowances using current and historical information. The reserve for sales returns and allowances is included as a reduction to revenue and accounts receivable, net. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold. Incremental warranty costs that are not related to sales returns are recorded in accrued expenses and cost of goods sold.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the activity in the Company’s allowance for sales returns and allowances for the years ended December 28, 2015, December 29, 2014 and December 30, 2013:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Balance at beginning of year	$6,890	$6,028	$9,320
Additions charged to expense	21,728	38,440	33,154
Sale of a majority owned subsidiary	—	—	(347)
Deductions	(20,832)	(37,578)	(36,104)
Effect of foreign currency exchange rates	3	—	5

Balance at end of year	$7,789	$6,890	$6,028

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed for recoverability, and the Company records a valuation allowance to reduce its deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company does not provide for U.S. income taxes on undistributed earnings for certain subsidiaries in China as management expects the foreign earnings will be indefinitely reinvested in such foreign jurisdictions. For certain subsidiaries within the China, indefinite investment of undistributed earnings has not been asserted between the respective subsidiaries and their foreign parent entity and therefore, a deferred tax liability for the foreign tax impacts has been recorded on the undistributed earnings of these subsidiaries.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Estimated interest and penalties related to underpayment of income taxes are recorded as a component of income tax provision in the consolidated statement of operations.

Self Insurance

The Company is primarily self insured in North America for group health insurance and workers compensation benefits provided to U.S. employees. The Company also purchases stop loss insurance to protect against annual claims per individual and at an aggregate level. The individual insured stop loss on the Company’s self insurance is $200 per individual for the recently acquired Viasystems subsidiaries and $300 per individual for the existing TTM subsidiaries for group health insurance and $250 per individual for worker’s compensation benefits. Self insurance liabilities are estimated for claims incurred but not paid based on judgment, using the Company’s historical claim data and information and analysis provided by actuarial and claim advisors, the Company’s insurance carrier and brokers. The Company has accrued $5,182 and $5,032 for self insurance liabilities as of December 28, 2015 and December 29, 2014, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the consolidated balance sheets.

Group health insurance and workers compensation benefits for the Company’s plants in China are fully insured with third parties.

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

Derivative Instruments and Hedging Activities

Derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheet at their respective fair values. As a matter of policy, the Company uses derivatives for risk management purposes. The Company does not use derivatives for speculative purposes.

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

Earnings Per Share

Basic earnings per common share excludes dilution and is computed by dividing net income attributable to TTM Technologies, Inc. stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if stock options, convertible senior notes or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method, while the dilutive effect of convertible senior notes is calculated using the if-converted method.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Recently Adopted and Issued Accounting Standards

In November 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. We adopted the provisions of this update in the fourth quarter of 2015 on a prospective basis. The impact on the Company’s consolidated financial statements was not material.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional values of assets acquired and liabilities assumed in a business combination in the reporting period in which the adjustment amounts are determined and not on a retrospective basis. The Company adopted ASU 2015-16 in the third quarter of 2015, and the Company’s adoption did not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest, which requires an entity to record debt issuance costs related to a note reported in the balance sheet as a direct deduction from the face amount of that note. The update is effective for annual periods ending after December 15, 2015. Early application is permitted. The standard requires the use of the retrospective transition method. The impact on the Company’s consolidated financial statements is not expected to be material.

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

(3)	Acquisition of Viasystems Group, Inc.

On May 31, 2015, the Company completed the acquisition of Viasystems Group, Inc. (Viasystems), for total consideration of $248,824 in cash and 15,082 shares of TTM common stock with a fair value of $149,006, to acquire all of the outstanding shares of capital stock and other equity rights of Viasystems. Additionally, in connection with the completion of the acquisition, the Company assumed and refinanced Viasystems’ debt, which was approximately $669,024 as of May 31, 2015. Viasystems was a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and custom electronic assemblies. Viasystems’ products were found in a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems, and complex industrial, medical, and other technical instruments. Viasystems’ E-M Solutions services have been be bundled with its PCB products to provide an integrated solution to customers. Viasystems operated 15 manufacturing facilities worldwide: eight in the United States, five in the People’s Republic of China (China), and one each in Canada and Mexico. Viasystems served a diversified customer base of over 1,000 customers in various markets throughout the world.

Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $34,448 and $5,981 for the years ended December 28, 2015 and December 29, 2014, respectively, have been expensed and recorded as general and administrative expense in the consolidated statements of operations. There were no bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems for the year ended December 30, 2013.

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

Preliminary Purchase Price Allocation

The purchase price of the Viasystems acquisition was allocated to tangible and intangible assets acquired, liabilities assumed and noncontrolling interest based on preliminary estimates the fair value at the date of the acquisition (May 31, 2015). The excess of the purchase price over the fair value of net assets acquired and noncontrolling interest was allocated to goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition.

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired, liabilities assumed and noncontrolling interest. The following summarizes the preliminary estimated fair values of net assets acquired and noncontrolling interest:

(In thousands)
Cash	$79,662
Restricted cash	3,510
Accounts and notes receivables ($216,259 contractual gross receivables)	209,196
Inventories	132,216
Prepaid expenses and other current assets	30,633
Property, plant and equipment	427,457
Identifiable intangible assets	150,500
Goodwill	334,870
Deposits and other noncurrent assets	1,157
Current liabilities	(253,263)
Long-term debt	(669,024)
Other liabilities	(41,784)
Noncontrolling interest	(7,300)

Total	$397,830

Due to the fact that the Viasystems acquisition has just recently occurred, the magnitude of the transaction, and as significant information to be obtained and analyzed resides in a foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired, liabilities assumed and noncontrolling interest, but in no case to exceed more than one year from the date of acquisition. As of

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

December 28, 2015, the Company had not finalized the determination of fair values allocated to deferred taxes, goodwill, tax uncertainties, income taxes payable, and other liabilities. Any changes in the fair values of the liabilities assumed during the measurement period may result in material adjustments to goodwill.

Inventories

The Company acquired $132,216 of inventories as a result of the acquisition, which includes a fair value step up of $14,200. Finished goods were valued at estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. Work-in-process inventory was valued at estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance for the completion and selling effort. The fair value step amount was charged to cost of goods sold over normal inventory turn periods and as of December 28, 2015 has been fully absorbed into cost of goods sold. Raw materials were valued at estimated replacement cost.

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

Identifiable Intangible Assets

Acquired identifiable intangible assets include customer relationships and technology. The fair value of the identifiable intangible assets was determined using various income approach methods including excess earnings to determine the present value of expected future cash flows for each identifiable intangible asset based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated based on forecasted revenues and costs adjusted based on the expectations of market participants. The Company used risk adjusted discount rates between 13% and 14% to discount the expected future cash flows under the income approach. The preliminary estimated fair value assigned to each class of intangible assets and the related weighted average amortization periods are as follows:

	Estimated fair value	Weighted-average amortization period
	(In thousands)
Customer relationships	$147,500	8.1 years
Technology	3,000	3.0 years

	$150,500

Goodwill

Goodwill represents the excess of the Viasystems purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interest. During the year ended December 28, 2015, goodwill was adjusted to reflect:

•	a decrease in cash by $2,561 and restricted cash by $32 as a result of additional information received regarding the collateralization of specific letters of credit;

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

•	an increase in trade and notes receivable by $1,063 as a result of additional information received regarding the collectability of such trade and notes receivable;

•	a decrease in fair value of inventory by $6,061 resulting from additional information received regarding the valuation of inventory;

•	a decrease in current assets of $390 as a result of additional information regarding value of current assets;

•	a decrease in property, plant and equipment by $25,379 due to additional information received regarding the valuation of certain property acquired;

•	an increase in intangible assets by $4,000 resulting from additional information received regarding the valuation of identifiable intangible assets;

•	an increase in other noncurrent assets by $485 primarily related to a long-term below market lease asset;

•

an increase in current liabilities by $5,423 due to a reassessment of product claims and other amounts due to vendors, and an decrease in other noncurrent liabilities by $637 primarily related to noncurrent deferred taxes; and

•	an increase in noncontrolling interest by $3,277 resulting from additional information received regarding the valuation.

Prior to the Company’s acquisition of Viasystems, the Company had two reportable operating segments based on geographical location of operations, North America and Asia Pacific, consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its reportable operating segments and determined that it has two reportable operating segments, PCB and E-M Solutions. The excess purchase price over the fair value of assets acquired, liabilities assumed and noncontrolling interest has been allocated to the PCB reportable operating segment given that Viasystems was primarily a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs.

The Company believes that the acquisition of Viasystems will produce the following significant benefits:

•

Strengthens the Company’s Position as a Global Market Leader.    The combination of the Company and Viasystems is expected to create one of the largest and most diversified PCB manufacturers in the world. The addition of Viasystems adds new product technologies, production and development solutions, and customer base.

•

Enhances End Market and Customer Diversification and Provides Entry to Attractive Automotive Markets.    The Company believes that the combination will expand and diversify the Company’s customer base, end markets served, and product suite. The combination should significantly increase the Company’s presence in the automotive end market. In addition, the combination is expected to expand the Company’s presence in the Medical, Industrial and Instrumentation, Networking / Communications, and Aerospace / Defense end markets.

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for Viasystems, in relation to other acquired tangible and intangible assets. The goodwill acquired in the acquisition is not expected to be deductible for income tax purposes subject to certain tax elections that are currently being considered.

Results of Operations

Included in the consolidated statement of operations are net sales from the Viasystems operations of $664,341, excluding intercompany sales, for the year ended December 28, 2015. Net losses included in the consolidated statement of operations from the Viasystems operations for the year ended December 28, 2015 have not been reported as it is impracticable to do so given the integration and other efficiency and cost saving measures in process during the year ended December 28, 2015.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Pro forma Financial Information

The unaudited pro forma financial information in the table below gives effect to this acquisition as if it had occurred at the beginning of fiscal 2014. The pro forma financial information presented includes the effects of adjustments related to the fair value step up of acquired inventory, amortization of acquired intangible assets and depreciation of acquired fixed assets, and other non-recurring transactions costs directly associated with the acquisitions such as legal, accounting and banking fees.

	Year Ended
	December 28, 2015	December 29, 2014
	(In thousands, except per share data)
Net sales	$2,602,304	$2,529,819
Net loss attributable to TTM Technologies, Inc. stockholders	(13,827)	(12,186)
Basic loss per share	$(0.15)	$(0.12)

Dilutive loss per share	$(0.15)	$(0.12)

The pro forma financial information as presented above is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Viasystems acquisition occurred at the beginning of the earliest period presented, or the results that may be achieved in future periods.

(4)	Restructuring and Impairment Charges

Consolidation Plan and Restructuring Activities

On September 29, 2015, the Company announced a consolidation plan that will result in the closure of the Company’s facilities in Cleveland, Ohio, Milpitas, California and Juarez, Mexico (the Consolidation Plan) and the layoff of approximately 480 employees at these sites. The Consolidation Plan is part of the Company’s integration strategy to improve total plant utilization, operational performance and customer focus following its recent acquisition of Viasystems. In accordance with the Consolidation Plan, the Company will combine its Cleveland and Milpitas facilities into its North Jackson, Ohio and Silicon Valley, California facilities, respectively, and close its Juarez facility.

In connection with the Consolidation Plan and other global realignment restructuring efforts during the year ended December 28, 2015, the Company recognized a total of $6,832 in employee separation costs. These costs were classified as restructuring charges in the consolidated statement of operations. The Company recognized $2,050 of employee separation costs in its PCB operating segment, $2,039 in its E-M Solutions operating segment, and $2,743 in its Corporate operating segment. As of December 28, 2015, $6,044 of accrued separation costs remain for employees yet to be separated and are included as a component of accrued salaries, wages and benefits in the consolidated balance sheet. The Company expects the remaining employees to be separated and a significant amount of the remaining accrued restructuring costs to be paid by June 2016.

Additionally, during the year ended December 28, 2015, the Company incurred $549 in contract termination costs primarily related to building operating leases associated with the down-sizing of its St. Louis, Missouri corporate office, which is included in the Corporate operating segment. These estimated contract termination costs are included as a component of other accrued expenses in the consolidated balance sheet.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The below table shows the utilization of the accrued restructuring costs during the year ended December 28 2015:

	Severance	Contract Termination	Total
	(In thousands)
Accrued at December 29, 2014	$—	$—	$—
Charged to expense	6,832	549	7,381
Amount paid	(788)	(14)	(802)

Accrued at December 28, 2015	$6,044	$535	$6,579

The Company also recorded other exit costs of $878 related to inventory write-downs associated with the consolidation of the Milpitas facility to other Silicon Valley, California facilities during the year ended December 28, 2015. These costs have been recorded as a component of cost of goods sold in the consolidated statement of operations.

The Company estimates that it will incur total charges related to the Plan of approximately $10,000 to $15,000.

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

Additionally, as a result of the shutdown, the Company laid-off 774 employees at this site and recorded $3,445 in employee separation costs for the year ended December 30, 2013. These costs were classified as restructuring charges in the consolidated statement of operations. As of December 28, 2015 all employees had been separated.

In the fourth quarter of 2014, the Company commenced the process of selling this subsidiary and classified its net assets of $21,031 as assets held for sale at December 29, 2014. Assets held for sale were included in prepaid expenses and other current assets in the December 29, 2014 consolidated balance sheet.

During the year ended December 28, 2015, the Company sold its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary for $21,275 and recognized a gain of $2,504.

The Suzhou, China manufacturing facility is included in the PCB operating segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(5)	Composition of Certain Consolidated Financial Statement Captions

	As of
	December 28, 2015	December 29, 2014
	(In thousands)
Inventories:
Raw materials	$70,577	$44,477
Work-in-process	97,193	57,544
Finished goods	101,153	43,166

	$268,923	$145,187

Property, plant and equipment, net:
Land and land use rights	$91,571	$31,093
Buildings and improvements	446,763	247,404
Machinery and equipment	1,058,565	854,829
Construction-in-progress, furniture and fixtures and other	39,550	43,527

	1,636,449	1,176,853
Less: Accumulated depreciation	(533,382)	(422,135)

	$1,103,067	$754,718

Other accrued liabilities:
Interest	$14,473	$581
Equipment payable	14,251	47,212
Other	73,024	41,401

	$101,748	$89,194

(6)	Goodwill

As of December 28, 2015 and December 29, 2014, goodwill was as follows:

Total
(In thousands)
Balance as of December 30, 2013	$12,120
Foreign currency translation adjustment	(9)

Balance as of December 29, 2014	12,111
Goodwill recognized during the year	334,870
Foreign currency translation adjustment	9

Balance as of December 28, 2015	$346,990

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar. All of the Company’s goodwill is included as a component of the PCB reportable operating segment.

In the fourth quarter of 2015, the Company performed its annual impairment test qualitatively and concluded that it was more likely than not that there was no impairment to goodwill. The Company will continue to evaluate its goodwill on an annual basis during its fourth fiscal quarter and whenever events or changes in

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

circumstances — such as significant adverse changes in business climate or operating results, changes in management strategy, coupled with a decline in the market price of our stock and market capitalization — indicate that there may be a potential impairment. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which may result in an impairment charge.

(7)	Definite-lived Intangibles

As of December 28, 2015 and December 29, 2014, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
December 28, 2015:
Customer relationships	$91,492	$(80,152)	$426	$11,766	9.2
Trade name	10,302	(10,313)	11	—	6.0

Acquired intangibles from Viasystems acquisition
Customer relationships	147,500	(10,815)	—	136,685	8.1
Technology	3,000	(577)	—	2,423	3.0

	$252,294	$(101,857)	$437	$150,874

December 29, 2014:
Customer relationships	$91,492	$(74,486)	$445	$17,451	9.2
Trade name	10,302	(8,520)	17	1,799	6.0

	$101,794	$(83,006)	$462	$19,250

The December 28, 2015 and December 29, 2014 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $18,888, $8,387, and $9,332 for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
2016	$23,870
2017	23,647
2018	22,889
2019	18,746
2020	18,746
Thereafter	42,976

$150,874

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(8)	Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of December 28, 2015 and December 29, 2014:

	Average Effective Interest Rate as of December 28, 2015	December 28, 2015	Average Effective Interest Rate as of December 29, 2014	December 29, 2014
	(In thousands)
Term loan due May 2021	6.00%	$947,625	—	—
U.S. ABL revolving loan due May 2020	2.17%	80,000	—	—
Convertible Senior Notes due December 2020	1.75%	250,000	1.75%	$250,000
Convertible Senior Notes due May 2015	—	—	3.25%	32,395
Term loan due September 2016	—	—	2.55%	273,800
Other	—	—	6.00%	4

		1,277,625		556,199
Less: Unamortized discount		(75,668)		(53,512)

		1,201,957		502,687
Less: current maturities		(157,375)		(128,045)

Long-term debt, less current maturities		$1,044,582		$374,642

The fiscal calendar maturities of long-term debt through 2020 and thereafter are as follows:

(In thousands)
2016	$157,375
2017	—
2018	27,125
2019	47,500
2020	297,500
Thereafter	748,125

$1,277,625

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

The Term Loan was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 4%, at the Company’s option. At December 28, 2015, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

secured by a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150,000, a letter of credit facility of up to $75,000, and swingline loans of up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 175 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 75 basis points, at the Company’s option. At December 28, 2015, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.17%. Beginning in 2016, the applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans and from 50 to 100 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and inventories as well as by a second position against a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below. At December 28, 2015, $80,000 of the U.S. ABL was outstanding and classified as short-term debt.

The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150,000 and a letter of credit facility of up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the convertible senior notes. See Convertible Senior Notes below. The Company’s Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At December 28, 2015, none of the Asia ABL was outstanding.

The Company is required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis beginning October 1, 2015. On October 1, 2015, the first scheduled principal payment of $2,375 was made. Based on certain parameters defined in the Term Loan agreement, the Company may be required to make an additional principal payment on an annual basis. For 2015, the Company is required to make an additional annual payment of $61,107, which is required to be paid in March 2016. In addition to the $61,107 additional annual payment, the Company also intends to repay an additional $10,000 to $20,000 of the Term Loan in March 2016. As a result of the Company’s intentions and considering the already scheduled January 2016 payment, $77,375 has been classified as short-term debt. This additional annual payment reduces future required quarterly scheduled payments. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At December 28, 2015, the Company was in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

As of December 28, 2015, remaining unamortized debt discount and debt issuance costs were $30,242 and $30,921, respectively. The debt discount is recorded as a reduction of the Term Loan and is amortized over the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

duration of the Term Loan. The debt issuance costs are included in other non-current assets and are amortized to interest expense over the duration of the Term Loan and ABL Revolving Loans. The debt discount and the debt issuance costs related to the Term Loan are amortized into interest expense using an effective interest rate of 7.50%. The debt issuance costs related to the ABL Revolving Loans are amortized into interest expense using the straight line method of amortization over the duration of the ABL Revolving Loans. At December 28, 2015, the remaining amortization period for the unamortized debt discount and debt issuance costs was 5.4 years.

The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The U.S. ABL commitment fee may vary from 0.25% to 0.375% based on utilization levels. Additionally, the Company also paid commitment fees of 0.5% per annum on the unused portion of the $90,000 senior secured revolving loan associated with the terminated 2012 credit agreement for the years ended December 28, 2015, December 29, 2014 and December 30, 2013. The Company incurred total commitment fees related to unused borrowing availability of $763, $600, and $442 for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively. As of December 28, 2015, the outstanding amount of the Term Loan was $947,625, of which $77,375 the Company expects to repay within one year and is included as short-term debt, with the remaining $870,250 included as long-term debt. Additionally, $80,000 of the U.S. ABL and none of the Asia ABL was outstanding as of December 28, 2015. Available borrowing capacity under the U.S. ABL and Asia ABL was $65,444 and $142,018, which considers letters of credit outstanding of $4,556 and $7,982 mentioned below, respectively, at December 28, 2015.

Convertible Senior Notes

Convertible Senior Notes due 2020

The Company issued 1.75% convertible senior notes due December 15, 2020, in a public offering for an aggregate principal amount of $250,000 in 2013. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and are senior in right of payment to any of the Company’s future subordinated indebtedness.

Conversion:    At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 103.7613 shares of the Company’s common stock per $1 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of December 28, 2015, none of the conversion criteria had been met.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay shares of our common stock, cash or a combination of cash and shares of our common stock at its election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of December 28, 2015, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

Convertible Senior Notes due 2015

The Company issued 3.25% convertible senior notes due on May 15, 2015, in a public offering for an aggregate principal amount of $175,000. During the year ended, 2015, the outstanding principal of $32,395 plus accrued interest was paid in full.

As of December 28, 2015 and December 29, 2014, the following summarizes the equity components of the convertible senior notes:

	As of December 28, 2015			As of December 29, 2014
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Equity components:
Additional paid-in capital:
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311	$60,227	$(1,916)	$58,311
Convertible senior notes due 2015	—	—	—	39,781	(1,413)	38,368

Total	$60,227	$(1,916)	$58,311	$100,008	$(3,329)	$96,679

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of interest expense resulting from the convertible senior notes for the years ended December 28, 2015, December 29, 2014 and December 30, 2013 were as follows:

	For the Year Ended
	December 28, 2015	December 29 2014	December 30, 2013
	(In thousands)
Contractual coupon interest
Convertible Senior Notes due 2020	$4,375	$4,367	$107
Convertible Senior Notes due 2015	395	1,053	5,559

	$4,770	$5,420	$5,666

Amortization of debt discount
Convertible Senior Notes due 2020	$7,532	$7,102	$167
Convertible Senior Notes due 2015	554	1,395	6,780

	$8,086	$8,497	$6,947

Amortization of debt issuance costs
Convertible Senior Notes due 2020	$755	$712	$16
Convertible Senior Notes due 2015	56	141	684

	$811	$853	$700

As of December 28, 2015 and December 29, 2014, remaining unamortized debt issuance costs included in other non-current assets were $4,552 and $5,363, respectively. The debt issuance costs and debt discount are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At December 28, 2015, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 5.0 years.

For the years ended December 28, 2015, December 29, 2014 and December 30, 2013, the amortization of the convertible senior notes due 2015 debt discount and debt issuance costs is based on an effective interest rate of 8.37%. For the years ended December 28, 2015, December 29, 2014 and December 30, 2013, the amortization of the convertible senior notes due 2020 debt discount and debt issuance costs is based on an effective interest rate of 6.48%.

Loss on Extinguishment of Debt

The Company became a party to its current Term Loan and ABL Revolving Loans during the year ended 2015 in order to refinance and pay in full the remaining outstanding amount of $225,700 under an existing 2012 credit agreement, as well as to finance the acquisition of Viasystems and refinance Viasystems’ outstanding debt. As a result, the Company recognized losses of approximately $802 during the year ended December 28, 2015 resulting from the write off of the remaining unamortized debt issuance costs associated with the terminated 2012 credit agreement.

Additionally, in January 2014 and in December 2013, the Company repurchased $6,541 and $136,091, respectively, of its convertible senior notes due 2015 both at approximately 103.4% of their principal amounts. The repurchases were accounted for as extinguishments of debt and, accordingly, the Company recognized losses of approximately $506 for the year ended December 29, 2014 and $10,743 for the year ended December 30, 2013, primarily associated with the premium paid to repurchase the convertible senior notes and the recognition of related unamortized debt discount and issuance costs.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Letters of Credit

The Company has up to $75,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively, as mentioned above. As of December 28, 2015, letters of credit in the amount of $4,556 were outstanding under the U.S. ABL and $7,982 were outstanding under the Asia ABL. The Company has other standby letters of credit outstanding in the amount of $2,894 which expire by April 2016. These other standby letters of credit are securitized by cash collateral. As such, the Company has recorded such cash as restricted on the consolidated balance sheet as of December 28, 2015. There were no such arrangements at December 29, 2014.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $35,500 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2016. As of December 28, 2015, the Chinese Revolver had not been drawn upon.

(9)	Income Taxes

The components of income (loss) before income taxes for the years ended December 28, 2015, December 29, 2014 and December 30, 2013 are:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
United States	$(104,068)	$(3,201)	$(2,247)
Foreign	113,044	25,492	42,019

Income before income taxes	$8,976	$22,291	$39,772

The Company expects its foreign earnings attributable to all foreign subsidiaries will be indefinitely reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The undistributed earnings of the foreign subsidiaries amounted to approximately $620,339 as of December 28, 2015. The determination of unrecognized deferred tax liability related to these undistributed earnings is not practicable. Foreign earnings attributable to certain manufacturing subsidiaries within China may be repatriated to the parent holding company located in Hong Kong, and therefore, a deferred tax liability of approximately $4,740 for the foreign tax impacts has been recorded on the undistributed earnings of these subsidiaries.

After the acquisition of Viasystems, the Company determined it will indefinitely reinvest the undistributed earnings from the backplane assembly facility in Shanghai, China. As such, the previously recognized deferred tax liability of $8,281 for U.S. income taxes on these undistributed earnings was reversed as income tax benefit in 2015.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of income tax provision for the years ended December 28, 2015, December 29, 2014 and December 30, 2013 are:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Current (provision) benefit:
Federal	$477	$1,717	$6,684
State	(345)	(216)	643
Foreign	(19,379)	(5,385)	(14,466)

Total current	(19,247)	(3,884)	(7,139)

Deferred (provision) benefit:
Federal	(10,084)	(829)	(5,038)
State	(2,184)	133	(5,337)
Foreign	(3,079)	(3,018)	1,635

Total deferred	(15,347)	(3,714)	(8,740)

Total provision	$(34,594)	$(7,598)	$(15,879)

The following is a reconciliation of the (provision) benefit for income taxes at the statutory federal income tax rate compared to the Company’s provision for income taxes for the years ended December 28, 2015, December 29, 2014 and December 30, 2013:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
Statutory federal income tax	$(3,052)	$(7,579)	$(13,523)
State income taxes, net of federal benefit and state tax credits	(345)	(84)	890
Foreign deemed dividends	(5,691)	—	—
Acquisition related expenses	(7,692)	—	—
Intercompany profit in inventory elimination	596	—	—
Permanently reinvested earnings assertion	8,281	—	—
Foreign tax differential on foreign earnings	15,543	(6,243)	(3,759)
Change in valuation allowance	(39,148)	5,321	(2,370)
Uncertain tax positions	(3,911)	—	—
Federal research and development credits	1,270	1,020	1,044
Loss on extinguishment of debt	—	—	2,393
Other	(445)	(33)	(554)

Total provision for income taxes	$(34,594)	$(7,598)	$(15,879)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets as of December 28, 2015 and December 29, 2014 are as follows:

	As of
	December 28, 2015	December 29, 2014
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$223,456	$26,644
Goodwill and intangible amortization	—	11,071
Reserves and accruals	36,137	11,415
Tax credit carryforwards	19,719	6,101
Stock-based compensation	4,609	3,624
Original issue discount on convertible senior notes	18,876	22,029
Property, plant and equipment	12,945	16,375
Other deferred income tax assets	3,172	3,804

	318,914	101,063
Less: valuation allowance	(234,192)	(38,839)

	84,722	62,224
Deferred income tax liabilities:
Discount on convertible senior notes	(16,495)	(19,315)
Unrealized gain on currency translation	—	(2,979)
Repatriation of foreign earnings	(4,776)	(8,823)
Property, plant and equipment basis differences	(34,716)	(28,194)
Goodwill and intangible amortization	(41,790)	—
Other deferred income tax assets	(93)	—

Net deferred income tax (liabilities) assets	$(13,148)	$2,913

Deferred income tax assets (liabilities), net:
Current deferred income taxes	$—	$10,147
Noncurrent deferred income taxes	(13,148)	(7,234)

As of December 28, 2015, the Company had the following net operating loss (“NOL”) carryforwards: $478,916 in the U.S. for federal, $589,468 in various U.S. states, $50,492 in China, $36,606 in Hong Kong and $345 in the Netherlands. The U.S. federal NOLs expire in 2021 through 2035, the various U.S. states NOLs expire in 2016 through 2035, the China NOLs expire in 2016 through 2020 and the Netherlands NOLs expire in 2017. Further, the Company’s tax credits were approximately $22,696 of which $9,210 carryforward indefinitely.

In connection with the Company’s acquisition of Viasystems, there was more than a 50% change in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued there under. As a consequence, the utilization of the acquired Viasystems U.S. NOLs is limited to approximately $9,400 per year. In addition, the Company recognizes certain gains built in at the time of the ownership change, which increase the limitation by approximately $48,500 for each of the first 5 years after the acquisition. Any unused limitation in a year can be carried over to succeeding years.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Before the acquisition of Viasystems, the Company had net U.S. deferred tax assets. Upon acquisition, the Company now has recorded an income tax expense of $19,593 to establish a full valuation allowance on all of its deferred tax assets such as its NOL and tax credits in the United States. Certain subsidiaries within China continue to have net operating loss carryforwards in various tax jurisdictions that the Company has determined are not more likely than not to be utilized. Based on historical performance and future expectations of these subsidiaries, the Company does not anticipate sufficient taxable income to utilize these net operating loss carryforwards. As a result, a full valuation allowance has been recorded for these subsidiaries at December 28, 2015. For the remaining net deferred income tax asset, management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

The following summarizes the activity in the Company’s valuation allowance for the years ended December 28, 2015, December 29, 2014 and December 30, 2013:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Balance at beginning of year	$38,839	$44,160	$41,790
Additions related to acquisition	177,699	—	—
Additions charged to expense	39,149	6,458	6,763
Reduction related to sale of foreign subsidiary	(21,495)	—	—
Deductions	—	(11,779)	(4,393)

Balance at end of year	$234,192	$38,839	$44,160

Certain entities within China operated under the high technology enterprise (HNTE) status and tax holidays, which were effective for the years ended December 28, 2015, December 29, 2014 and December 30, 2013. The HNTE and tax holidays decreased Chinese taxes by $7,600, $1,877 and $3,187, which (decreased) increased both basic and dilutive (loss) earnings per share by $(0.08), $0.02 and $0.04, for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively. HTNE status and tax holidays expire at various dates through 2017 and the Company expects to continue to file for renewal of such HNTE status and tax holidays for the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Beginning balance	$2,441	$2,298	$2,424
Additions related to acquisition	11,293	—	—
Additions based on tax positions related to the current year	3,349	220	322
Additions for tax positions of prior years	14	286	—
Reductions for tax positions of prior years	(1,371)	—	(448)
Lapse of statute	(322)	(363)	—

Ending balance	$15,404	$2,441	$2,298

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 28, 2015 and December 29, 2014, the Company recorded unrecognized tax benefits of $10,649 and $31, respectively, as well as interest and penalties of $12,202 and $22, respectively, to other long-term liabilities. The Company has also recorded unrecognized tax benefits of $4,755 and $1,385 against certain deferred tax assets as of December 28, 2015 and December 29 2014, respectively. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $22,851 including interest and penalties. The Company expects its unrecognized tax benefits to decrease by $2,595 along with related interest of $4,017 over the next 12 months due to expiring statutes.

As of December 28, 2015, the Company is subject to (i) U.S. federal income tax examination for tax years from 1998 to 2015, (ii) state and local income tax examination for tax years 2002 to 2015, and (iii) foreign income tax examinations generally for tax years from 2005 to 2015.

(10)	Financial Instruments

Derivatives

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases of equipment generated in currencies other than the functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage its foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s foreign functional currency. The notional amount of the foreign exchange contracts as of December 28, 2015 and December 29, 2014 was approximately $1,614 and $29,142, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated balance sheets are as follows:

		Asset / (Liability) Fair Value as of
	Balance Sheet Location	December 28, 2015	December 29, 2014
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other accrued expenses	$—	$(12)
Foreign exchange contracts	Deposits and other non-current assets	—	—
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	16	—
Foreign exchange contracts	Other accrued expenses	(51)	(5,050)

		$(35)	$(5,062)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated statements of operations when derivative amounts are reclassified out of accumulated other comprehensive income for the years ended December 28, 2015, December 29, 2014 and December 30, 2013:

		For the Year Ended
		December 28, 2015			December 29, 2014			December 30, 2013
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/ (Loss) Recognized into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/ (Loss) Recognized into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/ (Loss) Recognized into Income
	(In thousands)
Cash flow hedge:
Foreign currency forward	Depreciation expense	$(20)	$(172)	—	$43	$(146)	—	$(1,726)	$(128)	—

		$(20)	$(172)	—	$43	$(146)	—	$(1,726)	$(128)	—

The following provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the years ended December 28, 2015, December 29, 2014 and December 30, 2013:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Beginning balance, net of tax	$(1,424)	$(1,613)	$(15)
Changes in fair value gain (loss), net of tax	(20)	43	(1,726)
Reclassification to earnings, net of tax	172	146	128

Ending balance, net of tax	$(1,272)	$(1,424)	$(1,613)

The Company expects that approximately $172 of the accumulated other comprehensive income will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain (loss) recognized in other, net in the consolidated statements of operations on derivative instruments not designated as hedges is as follows for the years December 28, 2015, December 29, 2014 and December 30, 2013:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Derivative instruments not designated as hedges:
Foreign exchange contracts	$(374)	$(3,579)	$(2,381)
Interest rate swap	—	—	620

	$(374)	$(3,579)	$(1,761)

The Company had entered into a two-year pay-fixed, receive floating (1-month LIBOR), amortizing interest rate swap arrangement with an initial notional amount of $146,500, which expired during the year ended December 30, 2013. For the year ended 2013, the Company did not designate this interest rate swap as a cash flow hedge as the borrowings attributable to this interest rate swap were paid in full. The change in the fair value of this interest rate swap during the year ended December 30, 2013 was recorded as other, net in the consolidated statement of operations.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(11)	Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income, net of tax as of December 28, 2015, December 29, 2014 and December 30, 2013:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Total
	(In thousands)
Ending balance at December 30, 2013	$47,280	$(1,613)	$(63)	$45,604
Other comprehensive income (loss) before reclassifications	(14,841)	43	(20)	(14,818)
Amounts reclassified from accumulated other comprehensive income	—	146	83	229

Net year to date period other comprehensive income (loss)	(14,841)	189	63	(14,589)

Ending balance at December 29, 2014	32,439	(1,424)	—	31,015
Other comprehensive loss before reclassifications	(27,758)	(20)	—	(27,778)
Amounts reclassified from accumulated other comprehensive income	(1,786)	172	—	(1,614)

Net year to date period other comprehensive income (loss)	(29,544)	152	—	(29,392)

Ending balance at December 28, 2015	$2,895	$(1,272)	$—	$1,623

The following provides a summary of reclassifications out of accumulated other comprehensive income, net of tax for the years ended December 28, 2015, December 29, 2014 and December 30, 2013:

		Amount Reclassified from Accumulated Other Comprehensive Income For the Year Ended
Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	December 28, 2015	December 29, 2014	December 30, 2013
Loss on cash flow hedges	Depreciation expense, net of tax	$172	$146	$128

Loss on available for sale securities	Other, net, net of tax	$—	$83	$53

Gain on foreign currency translation	Gain on sale of assets, net of tax	$(1,786)	$—	$(14,266)

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the years ended December 28, 2015, December 29, 2014 and December 30, 2013, one customer accounted for approximately 20%, 21% and 20%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the years ended December 28, 2015, December 29, 2014 and December 30, 2013.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 28, 2015 and December 29, 2014 were as follows:

	As of
	December 28, 2015		December 29, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$16	$16	—	—
Derivative liabilities, current	51	51	$5,062	$5,062
Term and Revolving Loans	997,383	935,000	273,804	273,820
Convertible Senior Notes due 2020	204,574	230,950	197,042	241,875
Convertible Senior Notes due 2015	—	—	31,841	32,631

The fair value of the derivative instruments was determined using pricing models developed based on the foreign currency exchange rates and other observable market data, including quoted market prices, as appropriate.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of December 28, 2015 and December 29, 2014, which are considered Level 1 and Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of December 28, 2015 and December 29, 2014, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash and cash equivalents at December 28, 2015 consisted of $82,545 held in the U.S., with the remaining $176,555 held by foreign subsidiaries.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 28, 2015 and December 29, 2014, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	As of December 28, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Foreign exchange derivative liabilities	$51	—	$51	—
Foreign exchange derivative assets	16	—	16	—

		Fair Value Measurements Using:
	As of December 29, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Money market funds	$129,012	$129,012	—	—
Foreign exchange derivative liabilities	5,062	—	$5,062	—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 28, 2015 and December 29, 2014.

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

For the years ended December 29, 2014 and December 30, 2013, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

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

There was no impairment of long-lived assets recognized in the year ended December 28, 2015.

The fair values of assets held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(14)	Commitments and Contingencies

Operating Leases

The Company leases some of its manufacturing and assembly plants, a sales office and equipment under noncancellable operating leases that expire at various dates through 2024. Certain real property leases contain renewal provisions at the Company’s option. Most of the leases require the Company to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term.

The following is a schedule of future minimum lease payments as of December 28, 2015:

Operating Leases
(In thousands)
2016	$8,332
2017	6,057
2018	2,762
2019	2,419
2020	1,630
Thereafter	6,403

Total minimum lease payments	$27,603

Total rent expense for the years ended December 28, 2015, December 29, 2014, and December 30, 2013, was approximately $7,362, $3,731 and $3,364, respectively.

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of December 28, 2015 and December 29, 2014. However, these amounts are not material to the consolidated financial statements of the Company.

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. The Company believes that its facilities in the United States, Canada and Mexico comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to the Chinese environmental waste water law was issued in late 2012, allowing for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. Some of the Company’s plants in China are not yet in full compliance with the updated environmental regulations. The Company believes it has developed plans acceptable to the Chinese government and is in the process of implementing these plans. The Company does not anticipate any immediate risk of government fines or temporary closure of its Chinese plants. The Company has established and enacted an investment plan related to the efforts to come into full compliance with the new regulations. The 2016 capital expenditure costs expected for these plans are included in the Company’s capital expenditure projections.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(15)	Stock-Based Compensation

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

As of December 28, 2015, 572 PRUs, 2,294 RSUs and 420 stock options were outstanding under the Plan. Included in the 572 PRUs outstanding as of December 28, 2015 are 271 vested but not yet released. Included in the 2,294 RSUs outstanding as of December 28, 2015 are 319 vested but not yet released RSUs associated with non-employee directors. These RSUs vest over one year with release of the underlying shares of common stock deferred until retirement from the board of directors, (or until one year after retirement in the case of certain prior grants).

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

At the end of the three-year performance period, the total units earned, if any, are adjusted by applying a modifier, ranging from zero to 150% based on the Company’s TSR based on stock price changes relative to a group of peer companies selected by the Company’s compensation committee for the same three-year period.

The TSR modifier is intended to ensure that there are limited or no payouts under the PRU program if the Company’s stock performance is significantly below the median TSR of a group of peer companies selected by the Company’s compensation committee over the three-year performance period. Where the annual financial goals have been met and where there has been strong relative TSR performance over the three-year performance period, the PRU program may provide substantial rewards to participants with a maximum payout of 2.4 times the initial PRU award. However, even if all of the annual financial metric goals are achieved in each of the three

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

years, there will be no payouts if the Company’s stock performance is below that of the 20th percentile of the group of peer companies selected by the Company’s compensation committee, as appropriate.

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. As of December 28, 2015, management determined that vesting of the PRU awards was probable. PRU activity for the year ended December 28, 2015 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at December 29, 2014	275	$8.03
Granted	295	7.22
Vested	(271)	6.67
Change in units due to annual performance achievement	72	7.22
Forfeited / cancelled	(70)	6.67

Outstanding target shares at December 28, 2015	301	$8.58

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the years ended December 28, 2015, December 29, 2014 and December 30, 2013, the following assumptions were used in determining the fair value:

	For the Year Ended
	December 28, 2015(1)	December 29, 2014(2)	December 30, 2013(3)
Weighted-average fair value	$7.22	$5.80	$6.79
Risk-free interest rate	0.5%	0.4%	0.3%
Dividend yield	—	—	—
Expected volatility	37%	41%	49%
Expected term in months	22	23	25

(1)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2013, the second year of the three-year performance period applicable to PRUs granted in 2014 and the first year of the three-year performance period applicable to PRUs granted in 2015.

(2)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2012, second year of the three-year performance period applicable to PRUs granted in 2013 and for the first year of the three-year performance period applicable to PRUs granted in 2014.

(3)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2011, second year of the three-year performance period applicable to PRUs granted in 2012 and for the first year of the three-year performance period applicable to PRUs granted in 2013.

The expected term of the PRUs reflects the performance period for the PRUs granted. Expected volatility is calculated using the Company’s historical stock price. The risk-free interest rate for the expected term of PRUs is based on the U.S Treasury yield curve in effect at the time of grant.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units

RSU activity for the year ended December 28, 2015 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding at December 29, 2014	1,436	$8.54
Granted	1,301	9.15
Vested	(711)	9.00
Forfeited	(51)	8.65

Non-vested RSUs outstanding at December 28, 2015	1,975	$8.77

Vested and expected to vest at December 28, 2015	2,204	$8.92

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The fair value per unit of RSUs granted was $9.15, $7.98 and $8.17 for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively. The total fair value of RSUs vested for the years ended December 28, 2015, December 29, 2014 and December 30, 2013 was $6,396, $7,195 and $7,878, respectively.

Stock Options

The Company did not grant any stock option awards during the years ended December 28, 2015, December 29, 2014 and December 30, 2013. Option activity under the Plan for the year ended December 28, 2015 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 29, 2014	511	$11.54	2.3
Granted	—	—
Exercised	(68)	7.32
Forfeited/expired	(23)	8.89

Outstanding at December 28, 2015	420	$12.37	1.7	$4

Vested and expected to vest at December 28, 2015	420	$12.37	1.7	$4

Exercisable at December 28, 2015	420	$12.37	1.7	$4

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of the 2015 fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 28, 2015. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 28, 2015 and December 30, 2013 was $131 and $117, respectively. There were no options exercised in December 29, 2014. The total fair value of the options vested for the years ended December 29, 2014 and December 30, 2013 was $110 and $143, respectively. There were no options vested in December 28, 2015.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock-based Compensation Expense and Unrecognized Compensation Costs

For the years ended December 28, 2015, December 29, 2014 and December 30, 2013, the amounts recognized in the consolidated financial statements with respect to the stock-based compensation plan are as follows:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Cost of goods sold	$1,117	$866	$1,059
Selling and marketing	1,135	1,109	1,308
General and administrative	7,409	5,825	6,618

Stock-based compensation expense recognized	9,661	7,800	8,985
Income tax benefit recognized	—	(2,018)	(2,274)

Total stock-based compensation expense after income taxes	$9,661	$5,782	$6,711

The Company may become entitled to a deduction in its tax returns upon the future exercise of incentive stock options under certain circumstances; however, the value of this deduction will be recorded as an increase to additional paid-in capital and not as an income tax benefit. For the years ended December 28, 2015, December 29, 2014 and December 30, 2013, a net tax shortfall of $247, $1,015 and $744, respectively, related to fully vested stock option awards exercised and vested RSUs was recorded as a decrease to additional paid-in capital. Additionally, for the year ended December 28, 2015, the Company did not record an income tax benefit as a result of a full valuation allowance on its deferred tax assets.

The following is a summary of total unrecognized compensation costs as of December 28, 2015:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
PRU awards	$1,403	1.65
RSU awards	10,159	1.40

	$11,562

(16)	Employee Benefit and Deferred Compensation Plans

The Company has four separate retirement benefit plans: two in North America (one of which was acquired from Viasystems during 2015), and two in Asia Pacific. In North America, the Company has two 401(k) savings plans (the Savings Plans) in which eligible full-time domestic employees can participate and contribute a percentage of compensation subject to the maximum allowed by the Internal Revenue Service. The Savings Plans provides for a partial match by the employer of the first 5% of employee contributions (100% of the first 3% and 50% of the following 2% of employee contributions for one plan and 50% of the first 6% of employee contributions for plan acquired from Viasystems). In Asia Pacific, the Company contributes to either separate trust-administered funds or various government-sponsored pension plans on a mandatory basis. For all retirement plans, the Company has no further payment obligation once the required contributions have been made. The Company recorded contributions to retirement benefit plans of $35,427, $18,953 and $14,987 during the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.

The Company also maintains a deferred compensation plan (the Compensation Plan). The Compensation Plan is an unfunded, nonqualified deferred compensation plan and is limited to selected employees, including our

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

(17)	Preferred Stock

The board of directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of December 28, 2015, no shares of preferred stock were outstanding.

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

There were appropriations of approximately $4,576, $2,544 and $3,526 to the statutory surplus reserve of the Company’s Chinese subsidiaries for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.

(19)	Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. As a result of the May 31, 2015 acquisition of Viasystems and the ongoing integration activities, the Company has reassessed its reportable operating segments and determined that it has two reportable operating segments: PCB and E-M Solutions. This determination was made based on the criteria of earning revenues and incurring expenses, the Company’s organizational structure which has segment managers who report to the chief operating decision maker and discrete financial information, and the aggregation of similar operating segments into reportable operating segments. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes type or classes of customers, distribution methods and regulatory environments. All prior-period amounts have been adjusted retrospectively to reflect our reportable segment changes.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company accounts for inter-segment sales and transfers consistent with the Company’s revenue recognition policy. The inter-segment sales for the year ended December 28, 2015 are sales primarily from the PCB to the E-M Solutions operating segment.

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Net Sales:
PCB	$1,944,041	$1,251,665	$1,305,862
E-M Solutions	158,655	76,545	65,202

Total sales	2,102,696	1,328,210	1,371,064
Inter-segment sales	(7,208)	(2,493)	(2,849)

Total net sales	$2,095,488	$1,325,717	$1,368,215

Operating Segment Income (Loss):
PCB	$172,227	$77,092	$101,048
E-M Solutions	1,424	3,855	1,917
Corporate	(93,421)	(26,021)	(24,505)

Total operating segment income	80,230	54,926	78,460
Amortization of definite-lived intangibles	(18,888)	(8,387)	(9,332)

Total operating income	61,342	46,539	69,128
Total other expense	(52,366)	(24,248)	(29,356)

Income before income taxes	$8,976	$22,291	$39,772

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Depreciation Expense:
PCB	$130,339	$95,027	$91,759
E-M Solutions	2,079	183	248
Corporate	1,090	139	113

Total depreciation expense	$133,508	$95,349	$92,120

Capital Expenditures:
PCB	$72,036	$73,779	$127,623
E-M Solutions	4,006	400	176
Corporate	1,523	2,603	472

Total capital expenditures	$77,565	$76,782	$128,271

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	As of
	December 28, 2015	December 29 2014	December 30, 2013
	(In thousands)
Segment Assets:
PCB	$1,943,577	$1,334,648	$1,371,093
E-M Solutions	143,779	43,255	43,990
Corporate	583,948	223,386	258,492

Total assets	$2,671,304	$1,601,289	$1,673,575

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology, facilities and human resources personnel, as well as global sales and marketing personnel and acquisition and integration costs associated with the acquisition of Viasystems. Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $34,448 and $5,981 for the years ended December 28, 2015 and December 29, 2014, respectively, are included in Corporate. There were no bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems for the year ended December 30, 2013.

During the years ended December 29, 2014 and December 30, 2013, the Company recorded impairment charges of $1,845 and $10,782, respectively, for the impairment of long-lived assets related to its PCB operating segment.

The Company markets and sells its products in approximately 41 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales and long-lived assets are as follows:

	2015		2014		2013
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
	(In thousands)
United States	$960,146	$654,579	$568,796	$103,340	$571,046	$95,672
China	547,999	923,219	352,385	682,739	391,905	754,781
Other	587,343	23,133	404,536	—	405,264	—

Total	$2,095,488	$1,600,931	$1,325,717	$786,079	$1,368,215	$850,453

Net sales are attributed to countries by country invoiced.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(20)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 28, 2015, December 29, 2014 and December 30, 2013:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands, except per share amounts)
Net (loss) earnings attributable to TTM Technologies, Inc. stockholders	$(25,882)	$14,693	$21,877

Weighted average shares outstanding	92,675	83,238	82,506
Dilutive effect of performance-based stock units, restricted stock units and stock options	—	703	626

Diluted shares	92,675	83,941	83,132

(Loss) earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$(0.28)	$0.18	$0.27

Diluted	$(0.28)	$0.18	$0.26

For the year ended December 28, 2015, potential shares of common stock, consisting of stock options to purchase approximately 420 shares of common stock at exercise prices ranging from $5.78 to $16.82 per share, 2,294 RSUs, and 572 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.

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

Additionally, for the year ended December 28, 2015, the effect of shares of common stock related to the Company’s convertible senior notes, based on the if-converted method, were not included in the computation of dilutive earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.

For the years ended December 29, 2014 and December 30, 2013, the effect of shares of common stock related to the Company’s convertible senior notes, based on the treasury stock method, were not included in the computation of dilutive earnings per share because the conversion price of the convertible senior notes were greater than the average market price of common shares during the applicable year, and therefore, the effect would be anti-dilutive.

Outstanding warrants for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable year, and therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The below is a summary of amounts convertible to common stock related to convertible senior notes and related warrants:

	For the Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Common stock related to convertible senior notes	25,940	27,970	25,265

Warrants to purchase common stock	26,408	28,020	23,654

(21)	Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepreg from these related parties in the amount of $63,605, $47,446 and $62,648 for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.

Dongguan Shengyi Electronics Ltd. (SYE) is also a related party as it is a wholly owned subsidiary of an entity in which a significant shareholder of the Company holds an equity interest. The Company sells PCBs to SYE and purchases PCBs including various services relating to PCB manufacturing from SYE. Sales to SYE for the years ended December 28, 2015, December 29, 2014 and December 30, 2013 were $4,709, $24,120 and $29,616, respectively. Purchases of PCBs including various services relating to PCB manufacturing for the years ended December 28, 2015 and December 29, 2014 were $1,948 and $1,671, respectively. There were no purchases from SYE for the year ended December 30, 2013.

As of December 28, 2015 and December 29, 2014, the Company’s consolidated balance sheets included $29,306 and $17,950, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and various PCB manufacturing services and such balances are included as a component of accounts payable on the consolidated balance sheets. Additionally, the Company’s consolidated balance sheets included $1,999 and $4,934, respectively, in accounts receivable due from a related party for sales of PCBs to SYE, as mentioned above, and such balances are included as a component of accounts receivable, net on the consolidated balance sheets.

(22)	Non-controlling Interest Holdings

As of December 28, 2015, noncontrolling interest consists of a 5% equity interest in a manufacturing facility in Huiyang, China which was acquired with along with other assets and liabilities of Viasystems.

During the year ended December 30, 2013, the Company completed the sale of its 70.2% controlling equity interest in Dongguan Shengyi Electronics Ltd. (SYE) to its noncontrolling partner, Shengyi Technology Co. Ltd. (Sytech), for 702,000,000 Chinese RMB or $114,495. The Company recognized a gain on the sale of SYE of $17,917 in 2013. Consideration net of cash sold was $67,147.

Additionally, the Company acquired Sytech’s 20.0% noncontrolling equity interest in Dongguan Meadville Circuits Ltd. (DMC) for 180,000,000 Chinese RMB or $29,358 in 2013. The Company recorded a decrease to additional paid-in capital for the difference between the purchase price and the carrying value of the noncontrolling interest of $71.