Form 10-Q
period 2016-03-28
TTM TECHNOLOGIES INC
filed 2016-05-06
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2016

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at May 4, 2016: 100,165,908

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	March 28, 2016	December 28, 2015
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$183,678	$259,100
Restricted cash	—	3,530
Accounts receivable, net	432,252	456,000
Inventories	264,555	268,923
Prepaid expenses and other current assets	27,725	34,967

Total current assets	908,210	1,022,520
Property, plant and equipment, net	1,075,613	1,103,067
Goodwill	347,014	346,990
Definite-lived intangibles, net	144,916	150,874
Deposits and other non-current assets	20,079	16,682

	$2,495,832	$2,640,133

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$80,358	$157,375
Accounts payable	328,042	377,222
Accrued salaries, wages and benefits	90,682	108,649
Other accrued expenses	99,324	101,748

Total current liabilities	598,406	744,994

Long-term debt, net of discount and issuance costs	1,021,866	1,013,411
Other long-term liabilities	57,633	55,059

Total long-term liabilities	1,079,499	1,068,470

Commitments and contingencies (Note 12)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 100,165 and 99,137 shares issued and outstanding in 2016 and 2015, respectively	100	99
Additional paid-in capital	747,853	745,608
Retained earnings	38,699	45,963
Statutory surplus reserve	25,812	25,812
Accumulated other comprehensive (loss) income	(2,215)	1,623

Total TTM Technologies, Inc. stockholders’ equity	810,249	819,105
Noncontrolling interest	7,678	7,564

Total equity	817,927	826,669

	$2,495,832	$2,640,133

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended March 28, 2016 and March 30, 2015

	Quarter Ended
	March 28, 2016	March 30, 2015
	(Unaudited) (In thousands, except per share data)
Net sales	$583,258	$329,164
Cost of goods sold	499,695	277,605

Gross profit	83,563	51,559

Operating expenses:
Selling and marketing	17,306	9,455
General and administrative	36,206	34,469
Amortization of definite-lived intangibles	5,947	1,874
Impairment of long-lived assets	3,346	—
Restructuring charges	1,856	—
Gain on sale of asset	—	(2,504)

Total operating expenses	64,661	43,294

Operating income	18,902	8,265

Other income (expense):
Interest expense	(21,784)	(5,765)
Other, net	1,209	(415)

Total other expense, net	(20,575)	(6,180)

(Loss) income before income taxes	(1,673)	2,085
Income tax (provision) benefit	(5,477)	1,361

Net (loss) income	(7,150)	3,446
Less: Net income attributable to the non-controlling interest	(114)	—

Net (loss) income attributable to TTM Technologies, Inc. stockholders	$(7,264)	$3,446

(Loss) income per share attributable to TTM Technologies, Inc. stockholders:
Basic (loss) earnings per share	$(0.07)	$0.04

Diluted (loss) earnings per share	$(0.07)	$0.04

Weighted-average shares used in computing per share amounts:
Basic	99,596	83,603

Diluted	99,596	84,465

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarters Ended March 28, 2016 and March 30, 2015

	Quarter Ended
	March 28, 2016	March 30, 2015
	(Unaudited)
	(In thousands)
Net (loss) income	$(7,150)	$3,446
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(3,873)	1,063
Less: reclassification into earnings, net of tax	—	(1,786)

Net	(3,873)	(723)

Net unrealized (losses) gains on cash flow hedges:
Unrealized loss on effective cash flow hedges during the period, net	(7)	(53)
Loss realized in net earnings	42	42

Net	35	(11)

Other comprehensive loss, net of tax	(3,838)	(734)

Comprehensive (loss) income	(10,988)	2,712

Less: Comprehensive income attributable to the non-controlling interest	(114)	—

Comprehensive (loss) income attributable to TTM Technologies, Inc. stockholders	$(11,102)	$2,712

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended March 28, 2016 and March 30, 2015

	Quarter Ended
	March 28, 2016	March 30, 2015
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(7,150)	$3,446
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	40,227	24,536
Amortization of definite-lived intangible assets	5,947	1,874
Accretion of convertible notes debt discount and amortization of debt issuance costs	6,125	2,625
Deferred income taxes	(1,229)	2,255
Stock-based compensation	2,246	2,040
Impairment of long-lived assets	3,346	—
Net gain on sale of asset	—	(2,504)
Other	1,771	(1,415)
Changes in operating assets and liabilities:
Accounts receivable, net	23,748	69,200
Inventories	4,368	(8,733)
Prepaid expenses and other current assets	6,985	3,600
Accounts payable	(48,691)	(23,629)
Accrued salaries, wages and benefits and other accrued expenses	(19,801)	(5,941)

Net cash provided by operating activities	17,892	67,354

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(20,116)	(22,776)
Release of restricted cash to cash and cash equivalents	3,530	—
Proceeds from sale of property, plant and equipment and assets held for sale	—	7,187

Net cash used in investing activities	(16,586)	(15,589)

Cash flows from financing activities:
Repayment of long-term debt	(76,482)	(48,101)
Proceeds from exercise of stock options	—	262

Net cash used in financing activities	(76,482)	(47,839)

Effect of foreign currency exchange rates on cash and cash equivalents	(246)	—

Net (decrease) increase in cash and cash equivalents	(75,422)	3,926
Cash and cash equivalents at beginning of period	259,100	279,042

Cash and cash equivalents at end of period	$183,678	$282,968

Noncash transactions:
Purchases of property, plant and equipment recorded in accounts payable and accrued expenses	$23,988	$40,380
Receivable for consideration on sale of assets	$—	$14,093

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

Recently Adopted and Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated condensed financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest, as amended, which requires an entity to record debt issuance costs related to debt reported in the balance sheet as a direct deduction from the face amount of that debt. The update is effective for annual periods ending after December 15, 2015. Early application is permitted. The standard requires the use of the retrospective transition method. In the first quarter ended March 28, 2016, the Company adopted the new standard. Accordingly, as of March 28, 2016, approximately $29,230 of unamortized debt issuance costs were presented as a reduction of long-term debt on the Company’s consolidated condensed balance sheets. Furthermore, the Company reclassified approximately $31,171 of unamortized debt issuance costs that had been presented as other non-current assets as of December 28, 2015.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company at the beginning of fiscal year 2018, however application of the standard is allowed as early as the beginning of fiscal 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated condensed financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $691 and $8,235 for the quarters ended March 28, 2016 and March 30, 2015, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed statements of operations.

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

Due to the magnitude of the transaction and as significant information to be obtained and analyzed resides in a foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired, liabilities assumed and noncontrolling interest, but in no case to exceed more than one year from the date of acquisition. As of March 28, 2016, the Company had not finalized the determination of fair values allocated to certain foreign tax liabilities and other liabilities. Any changes in the fair values of the liabilities assumed during the measurement period may result in material adjustments to goodwill.

The goodwill acquired in the acquisition is not deductible for income tax purposes.

Pro forma Financial Information

The unaudited pro forma financial information in the table below gives effect to this acquisition as if it had occurred at the beginning of fiscal 2015. The pro forma financial information presented includes the effects of adjustments related to the fair value step up of acquired inventory, amortization of acquired intangible assets and depreciation of acquired fixed assets, and other non-recurring transactions costs directly associated with the acquisitions such as legal, accounting and banking fees.

For the Quarter Ended March 30, 2015
(In thousands, except
per share data)
Net sales	$633,792

Net loss attributable to TTM Technologies, Inc. stockholders	$(27,538)

Basic loss per share	$(0.28)

Dilutive loss per share	$(0.28)

The pro forma financial information as presented above is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Viasystems acquisition occurred at the beginning of the period presented, or the results that may be achieved in future periods.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(3) Consolidation Plan, Restructuring and Impairment Charges

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

In connection with the Consolidation Plan and other global realignment restructuring efforts, the Company recognized a total of $726 in employee separation costs for the quarter ended March 28, 2016. These costs were classified as restructuring charges in the consolidated condensed statement of operations. The Company recognized $570 of employee separation costs in its PCB operating segment and $156 in its E-M Solutions operating segment. As of March 28, 2016, $3,520 of accrued separation costs remain for employees yet to be separated and are included as a component of accrued salaries, wages and benefits in the consolidated condensed balance sheet. The Company expects the remaining employees to be separated and the remaining accrued restructuring costs to be substantially paid out by June 2016.

Additionally, during the first quarter ended March 28, 2016, the Company incurred $1,130 in contract termination and other costs which primarily represented plant closure costs for Cleveland, Ohio, Milpitas, California, and Juarez, Mexico. The Company recognized $611 of contract termination and other costs in its PCB operating segment and $519 in its E-M Solutions operating segment. These remaining unpaid estimated contract termination and other costs as of March 28, 2016 are included as a component of other accrued expenses in the consolidated condensed balance sheet.

The below table shows the utilization of the accrued restructuring costs during the quarter ended March 28, 2016:

	Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued at December 28, 2015	$6,044	$535	$6,579
Charged to expense	726	1,130	1,856
Amount paid	(3,250)	(1,085)	(4,335)

Accrued at March 28, 2016	$3,520	$580	$4,100

As of March 28, 2016, the Company has incurred approximately $9,237 of restructuring charges since the September 29, 2015 announcement and estimates that it will incur total charges of approximately $10,000 to $15,000 related to these closures.

The Company also recognized $3,346 in impairment charges during the quarter ended March 28, 2016. As a result of the above mentioned plant closures and other plant realignment efforts, $1,393 of impairment charges were recognized in the consolidated condensed statement of operations related to machinery and equipment in the PCB operating segment. Additionally during the quarter ended March 28, 2016, the Company expensed $1,953 of capitalized software costs in the Corporate operating segment.

(4) Inventories

Inventories as of March 28, 2016 and December 28, 2015 consist of the following:

	As of
	March 28, 2016	December 28, 2015
	(In thousands)
Inventories:
Raw materials	$67,823	$70,577
Work-in-process	105,699	97,193
Finished goods	91,033	101,153

	$264,555	$268,923

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(5) Goodwill

As of March 28, 2016 and December 28, 2015, goodwill was as follows:

Total
(In thousands)
Balance as of December 28, 2015	$346,990
Foreign currency translation adjustment and other	24

Balance as of March 28, 2016	$347,014

All goodwill relates to the Company’s PCB reportable segment. The assignment of goodwill related to the acquisition of Viasystems is preliminary and will be completed in conjunction with the final purchase price allocation.

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

(6) Definite-lived Intangibles

As of March 28, 2016 and December 28, 2015, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
March 28, 2016:
Customer relationships	$203,563	$(60,936)	$116	$142,743	8.1
Technology	3,000	(827)	—	2,173	3.0

	$206,563	$(61,763)	$116	$144,916

December 28, 2015:
Customer relationships	$91,492	$(80,152)	$426	$11,766	9.2
Trade name	10,302	(10,313)	11	—	6.0

Acquired intangibles from Viasystems acquisition
Customer relationships	147,500	(10,815)	—	136,685	8.1
Technology	3,000	(577)	—	2,423	3.0

	$252,294	$(101,857)	$437	$150,874

The March 28, 2016 and December 28, 2015 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $5,947 and $1,874, for the quarters ended March 28, 2016 and March 30, 2015, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2016	$17,924
2017	23,647
2018	22,889
2019	18,746
2020	18,746
Thereafter	42,964

$144,916

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(7) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of March 28, 2016 and December 28, 2015:

	Average Effective Interest Rate as of March 28, 2016	March 28, 2016	Average Effective Interest Rate as of December 28, 2015	December 28, 2015
	(In thousands)
Term loan due May 2021	6.00%	$871,143	6.00%	$947,625
U.S. ABL revolving loan due May 2020	2.19%	80,000	2.17%	80,000
Convertible Senior Notes due December 2020	1.75%	250,000	1.75%	250,000
Capital lease	6.43%	2,038		—

		1,203,181		1,277,625
Less: Long-term debt unamortized discount		(71,727)		(75,668)
Long-term debt unamortized debt issuance costs		(29,230)		(31,171)

		1,102,224		1,170,786
Less: current maturities		(80,358)		(157,375)

Long-term debt, less current maturities		$1,021,866		$1,013,411

The fiscal calendar maturities of long-term debt through 2020 and thereafter are as follows:

(In thousands)
Remaining 2016	$80,358
2017	377
2018	28,419
2019	47,927
2020	297,975
Thereafter	748,125

$1,203,181

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

The Term Loan was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 4%, at the Company’s option. At March 28, 2016, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150,000, a letter of credit facility of up to $75,000, and swingline loans of up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 175 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 75 basis points, at the Company’s option. At March 28, 2016, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.19%. Beginning in 2016, the applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans or from 50 to 100 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and inventories as well as by a second position against a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below. At March 28, 2016, $80,000 of the U.S. ABL was outstanding and classified as short-term debt.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150,000 and a letter of credit facility of up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the convertible senior notes. See Convertible Senior Notes below. The Company’s Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At March 28, 2016, none of the Asia ABL was outstanding.

The Company is required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis which began on October 1, 2015. Based on certain parameters defined in the Term Loan agreement, the Company may be required to make an additional principal payment on an annual basis. Any additional annual payments reduce future required quarterly scheduled payments. During the quarter ended March 28, 2016, the Company made debt principal payments totaling $76,482 representing normally scheduled principal payments as well as an additional prepayment of principal. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At March 28, 2016, the Company was in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

As of March 28, 2016 and December 28, 2015, remaining unamortized debt discount of $28,261 and $30,242, respectively, and debt issuance costs of $24,874 and $26,619, respectively, related to the Term Loan. These debt discount and debt issuance costs are recorded as a reduction of the Term Loan and are amortized over the duration of the Term Loan into interest expense using an effective interest rate of 7.50%.

Additionally, remaining unamortized debt issuance costs related to the ABL Revolving Loans were $4,060 and $4,303 as of March 28, 2016 and December 28, 2015, respectively. These debt issuance costs are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

At March 28, 2016, the remaining amortization period for the unamortized debt discount and debt issuance costs for both the Term Loan and the ABL Revolving Loans was 5.1 years.

The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The U.S. ABL commitment fee may vary from 0.25% to 0.375% based on utilization levels. Additionally, the Company also paid commitment fees of 0.5% per annum on the unused portion of the $90,000 senior secured revolving loan associated with the terminated 2012 credit agreement for the quarter ended March 30, 2015. The Company incurred total commitment fees related to unused borrowing availability of $194 and $173 for the quarters ended March 28, 2016 and March 30, 2015, respectively. As of March 28, 2016, the outstanding amount of the Term Loan was $871,143, all of which is included as long-term debt. Additionally, $80,000 of the U.S. ABL and none of the Asia ABL was outstanding as of March 28, 2016. Available borrowing capacity under the U.S. ABL and Asia ABL was $63,033 and $141,128, which considers letters of credit outstanding of $6,967 and $8,872 mentioned below, respectively, at March 28, 2016.

Letters of Credit

The Company has up to $75,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively, as mentioned above. As of March 28, 2016, letters of credit in the amount of $6,967 were outstanding under the U.S. ABL and $8,872 were outstanding under the Asia ABL with various expiration dates through February 2017.

At December 28, 2015, certain letters of credit were securitized by cash collateral. As such the Company had recorded such cash as restricted cash on the consolidated condensed balance sheet as of December 28, 2015. As of March 28, 2016, none of the letters of credit are securitized by cash collateral.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

Convertible Senior Notes due 2015

The Company issued 3.25% convertible senior notes due on May 15, 2015, in a public offering for an aggregate principal amount of $175,000. In May 2015 the outstanding principal of $32,395 plus accrued interest was paid in full.

As of March 28, 2016 and December 28, 2015, the following summarizes the equity components of the convertible senior notes included in additional paid-in capital:

	As of March 28, 2016 and December 28, 2015
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311

The components of interest expense resulting from the convertible senior notes for the quarters ended March 28, 2016 and March 30, 2015 are as follows:

	For the Quarter Ended
	March 28, 2016	March 30, 2015
	(In thousands)
Contractual coupon interest
Convertible senior notes due 2020	$1,094	$1,094
Convertible senior notes due 2015	—	263

	$1,094	$1,357

Amortization of debt discount
Convertible senior notes due 2020	$1,960	$1,838
Convertible senior notes due 2015	—	367

	$1,960	$2,205

Amortization of debt issuance costs
Convertible senior notes due 2020	$196	$184
Convertible senior notes due 2015	—	37

	$196	$221

As of March 28, 2016 and December 28, 2015, remaining unamortized debt discount of $43,466 and $45,426, respectively, and debt issuance costs of $4,356 and $4,552, respectively, related to the convertible senior notes. These debt discount and debt discount issuance costs are recorded as a reduction of the convertible senior notes and are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At March 28, 2016, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 4.7 years.

For the quarters ended March 28, 2016 and March 30, 2015, the amortization of the convertible senior notes due 2020 debt discount and debt issuance costs is based on an effective interest rate of 6.48%. For the quarter ended March 30, 2015, the amortization of the convertible senior notes due 2015 debt discount and debt issuance costs is based on an effective interest rate of 8.37%.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $35,300 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2016. As of March 28, 2016, the Chinese Revolver had not been drawn upon.

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

During the quarter ended March 28, 2016, the Company’s effective tax rate was impacted by a net discrete benefit of $351 related to a tax holiday and accrued interest on existing uncertain tax positions. Additionally, no tax benefit was recorded on the losses incurred in the U.S. and certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions. The Company’s foreign earnings attributable to certain subsidiaries in China will be indefinitely reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

Certain entities in China operated under tax incentives effective through 2016. The tax incentives decreased Chinese taxes by $1,664, which increased both basic and diluted earnings per share by $0.02 for the quarter ended March 28, 2016.

As of March 28, 2016, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, deferred taxes, tax uncertainties, and income taxes payable related to the acquisition of Viasystems. Any changes in the fair values of these liabilities assumed during the measurement period may result in material adjustments to goodwill.

(9) Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss) as of March 28, 2016 and December 28, 2015:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at December 28, 2015	$2,895	$(1,272)	$1,623
Other comprehensive loss before reclassifications	(3,873)	(7)	(3,880)
Amounts reclassified from accumulated other comprehensive income	—	42	42

Other comprehensive (loss) income	(3,873)	35	(3,838)

Ending balance at March 28, 2016	$(978)	$(1,237)	$(2,215)

The following provides a summary of reclassifications out of accumulated other comprehensive income (loss) for the quarters ended March 28, 2016 and March 30, 2015:

		Amount Reclassified from Accumulated Other Comprehensive Income For the Quarter Ended
Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	March 28, 2016	March 30, 2015
		(In thousands)
Gain on foreign currency translation	Gain on sale of assets, net of tax	$—	$(1,786)

Loss on cash flow hedges	Depreciation expense, net of tax	$42	$42

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(10) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the computer, networking and communications and aerospace and defense industries. Most customers to which the Company extends credit are located outside the United States, with the exception of certain customers in the aerospace and defense industries. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarters ended March 28, 2016 and March 30, 2015, one customer accounted for approximately 10% and 27%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarters ended March 28, 2016 and March 30, 2015.

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

The carrying amount and estimated fair value of the Company’s financial instruments at March 28, 2016 and December 28, 2015 were as follows:

	March 28, 2016		December 28, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term and Revolving Loans	$898,008	$907,586	$970,764	$935,000
Convertible senior notes due 2020	202,178	220,350	200,022	230,950
Capital lease	2,038	2,038	—	—

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of March 28, 2016 and December 28, 2015, which are considered Level 1 and Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of March 28, 2016 and December 28, 2015, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash and cash equivalents at March 28, 2016 consisted of $41,640 held in the U.S., with the remaining $142,038 held by foreign subsidiaries.

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

For the quarter ended March 28, 2016, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	March 28, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Quarter Ended March 28, 2016
	(In thousands)
Assets held for sale	$155	$—	$155	$—	$1,393
Long-lived assets held and use	2,254	—	—	2,254	1,953

					$3,346

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

There was no impairment of long-lived assets recognized in the quarter ended March 30, 2015.

The fair values of assets held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

Additionally, the Company has capitalized software costs in accordance with U.S. GAAP. During the first quarter ended March 28, 2016, the Company determined that certain capitalized costs no longer had benefit primarily as a result of the Viasystems acquisition. Because the primary determination of fair value was based on management’s assumptions and estimates of capitalized costs to dispose, the resulting fair value is considered a Level 3 input.

(12) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of March 28, 2016 and December 28, 2015. However, these amounts are not material to the consolidated condensed financial statements of the Company.

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

(13) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic (loss) earnings per share and diluted (loss) earnings per share for the quarters ended March 28, 2016 and March 30, 2015:

	Quarter Ended
	March 28, 2016	March 30, 2015
	(In thousands, except per share amounts)
Net (loss) income	$(7,264)	$3,446

Weighted average shares outstanding	99,596	83,603
Dilutive effect of performance-based stock units, restricted stock units and stock options	—	862

Diluted shares	99,596	84,465

(Loss) earnings per share:
Basic	$(0.07)	$0.04

Diluted	$(0.07)	$0.04

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

For the quarter ended March 28, 2016, potential shares of common stock, consisting of stock options to purchase approximately 387 shares of common stock at exercise prices ranging from $5.78 to $16.82 per share, 3,118 restricted stock units (RSUs), and 301 performance-based restricted stock units (PRUs) were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

For the quarter ended March 30, 2015, PRUs, RSUs, and stock options to purchase 438 of shares of common stock were not considered in calculating diluted earnings per share because the options’ exercise prices or the total assumed proceeds under the treasury stock method for PRUs, RSUs, or stock options was greater than the average market price of common shares during the applicable year and, therefore, the effect would be anti-dilutive.

Additionally, for the quarter ended March 28, 2016, the effect of shares of common stock related to the Company’s convertible senior notes, based on the if-converted method, were not included in the computation of dilutive earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.

For the quarter ended March 30, 2015, the effect of shares of common stock related to the Company’s convertible senior notes, based on the treasury stock method, were not included in the computation of dilutive earnings per share because the conversion price of the convertible senior notes were greater than the average market price of common shares during the quarter, and therefore, the effect would be anti-dilutive.

Outstanding warrants for the quarters ended March 28, 2016 and March 30, 2015, to purchase common stock of 25,940 and 27,970, respectively, were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarter, and therefore, the effect would be anti-dilutive.

(14) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	March 28, 2016	March 30, 2015
	(In thousands)
Cost of goods sold	$320	$225
Selling and marketing	210	271
General and administrative	1,716	1,544

Stock-based compensation expense recognized	$2,246	$2,040

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter ended March 28, 2016, management determined that vesting of the PRU awards was probable. PRUs activity for the quarter ended March 28, 2016 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at December 28, 2015	301	$8.58
Granted	347	6.46
Change in units due to annual financial target performance achievement	—	—

Outstanding target shares at March 28, 2016	648	$7.45

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarters ended March 28, 2016 and March 30, 2015 the following assumptions were used in determining the fair value:

	March 28, 2016[1]	March 30, 2015[2]
Weighted-average fair value	$6.46	$7.22
Risk-free interest rate	0.84%	0.5%
Dividend yield	—	—
Expected volatility	40%	37%
Expected term in months	24	22

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2014, second year of the three-year performance period applicable to PRUs granted in 2015 and first year of the three-year performance period applicable to PRUs granted in 2016.

(2)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2013, second year of the three-year performance period applicable to PRUs granted in 2014 and first year of the three-year performance period applicable to PRUs granted in 2015.

Restricted Stock Units

The Company granted 1,683 and 970 RSUs during the quarters ended March 28, 2016 and March 30, 2015, respectively. The RSUs granted have a weighted-average fair value per unit of $6.75 and $8.80 for the quarters ended March 28, 2016 and March 30, 2015, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarters ended March 28, 2016 and March 30, 2015.

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of March 28, 2016:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
RSU awards	$17,882	1.7
PRU awards	3,110	1.9

	$20,992

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(15) Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. As a result of the acquisition of Viasystems and the new business structure implemented in the quarter ended March 28, 2016, the Company has reassessed its reportable operating segments and determined that it has two reportable operating segments: PCB and E-M Solutions. This determination was made based on the criteria of earning revenues and incurring expenses, the Company’s organizational structure which has segment managers who report to the chief operating decision maker and discrete financial information, and the aggregation of similar operating segments into reportable operating segments. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods and regulatory environments. All prior-period amounts have been adjusted retrospectively to reflect our reportable segment changes.

The Company, including the chief operating decision maker, evaluates segment performance based on operating segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter-segment transactions have been eliminated.

The Company accounts for inter-segment sales and transfers consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarters ended March 28, 2016 and March 30, 2015, are sales primarily from the PCB to the E-M Solutions operating segment.

	For the Quarters Ended
	March 28, 2016	March 30, 2015
	(In thousands)
Net Sales:
PCB	$529,945	$310,324
E-M Solutions	56,478	19,462

Total sales	586,423	329,786
Inter-segment sales	(3,165)	(622)

Total net sales	$583,258	$329,164

Operating Segment Income (Loss):
PCB	$49,367	$23,260
E-M Solutions	387	651
Corporate	(24,905)	(13,772)

Total operating segment income	24,849	10,139
Amortization of definite-lived intangibles	(5,947)	(1,874)

Total operating income	18,902	8,265
Total other expense	(20,575)	(6,180)

(Loss) income before income taxes	$(1,673)	$2,085

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology, facilities and human resources personnel, as well as global sales and marketing personnel and acquisition and integration costs associated with the acquisition of Viasystems. Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $691 and $8,235 for the quarters ended March 28, 2016 and March 30, 2015, respectively, are included in Corporate.

(16) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. For the quarters ended March 28, 2016 and March 30, 2015, the Company’s foreign subsidiaries purchased $15,998 and $9,945, respectively, of laminate and prepreg from these related parties.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Dongguan Shengyi Electronics Ltd. (SYE) is also a related party as it is a wholly owned subsidiary of an entity in which a significant shareholder of the Company holds an equity interest. The Company sells PCBs to SYE and purchases PCBs including various services relating to PCB manufacturing from SYE. Sales to SYE for the quarters ended March 28, 2016 and March 30, 2015 were $311 and $1,481, respectively. Purchases of PCBs including various services relating to PCB manufacturing for the quarters ended March 28, 2016 and March 30, 2015 were $28 and $439, respectively.

As of March 28, 2016 and December 28, 2015, the Company’s consolidated condensed balance sheets included $19,886 and $29,306, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and various PCB manufacturing services and such balances are included as a component of accounts payable on the consolidated condensed balance sheets. Additionally, the Company’s consolidated condensed balance sheets included $976 and $1,999, respectively, in accounts receivable due from a related party for sales of PCBs to SYE, as mentioned above, and such balances are included as a component of accounts receivable, net on the consolidated condensed balance sheets.

(17) Sale of Suzhou, China Manufacturing Facility

During the quarter ended March 30, 2015, the Company sold its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary, which held its Suzhou, China manufacturing facility, for $21,275 and recognized a gain of $2,504. This subsidiary was included in the Company’s PCB operating segment.

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015, filed with the SEC.

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

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our 10 largest customers accounted for 41% and 59% of our net sales for the quarters ended March 28, 2016 and March 30, 2015, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended
End Markets(1)(2)	March 28, 2016 (4)	March 30, 2015
Aerospace and Defense	15%	15%
Automotive(2)	21	3
Cellular Phone(3)	9	30
Computing/Storage/Peripherals(3)	13	11
Medical/Industrial/Instrumentation/Other.	16	9
Networking/Communications	24	29
Other(2)(3)	2	3

Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Certain reclassifications of prior year end market percentages have been made to conform to the current year presentation. Beginning 2015, Automotive has been reclassified from the Other end market.
(3)

Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.

(4)	Amounts includes activity of Viasystems, which we acquired on May 31, 2015.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since December 28, 2015.

RESULTS OF OPERATIONS

The Viasystems acquisition occurred on May 31, 2015. Accordingly, the results of operations of Viasystems are not included in our fiscal quarter end March 30, 2015. The acquisition has had and will continue to have a significant effect on our operations as discussed below.

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended
	March 28, 2016	March 30, 2015
Net sales	100.0%	100.0%
Cost of goods sold	85.7	84.3

Gross profit	14.3	15.7

Operating expenses:
Selling and marketing	3.0	2.9
General and administrative	6.2	10.5
Amortization of definite-lived intangibles	1.0	0.6
Impairment of long-lived assets	0.6	—
Restructuring charges	0.3	—
Gain on sale of assets	—	(0.8)

Total operating expenses	11.1	13.2

Operating income	3.2	2.5
Other income (expense):
Interest expense	(3.7)	(1.8)
Other, net	0.2	(0.1)

Total other expense, net	(3.5)	(1.9)

(Loss) income before income taxes	(0.3)	0.6
Income tax (provision) benefit	(0.9)	0.4

Net (loss) income	(1.2)	1.0
Less: Net income attributable to the non-controlling interest	—	—

Net (loss) income attributable to TTM Technologies, Inc. stockholders	(1.2)%	1.0%

As a result of the acquisition of Viasystems and the new business structure implemented in the quarter ended March 28, 2016, we have reassessed our reportable operating segments and determined that we have two reportable operating segments: PCB and E-M Solutions. This determination was made based on the criteria of earning revenues and incurring expenses, our organizational structure which has segment managers who report to the chief operating decision maker and discrete financial information, and the aggregation of similar operating segments into reportable operating segments.

The following table compares net sales by reportable segment for the quarters ended March 28, 2016 and March 30, 2015:

	For the Quarters Ended
	March 28, 2016	March 30, 2015
	(In thousands)
Net Sales:
PCB	$529,945	$310,324
E-M Solutions	56,478	19,462

Total sales	586,423	329,786
Inter-segment sales	(3,165)	(622)

Total net sales	$583,258	$329,164

Net Sales

Total net sales increased $254.1 million, or 77.2%, from $329.2 million for the quarter ended March 30, 2015 to $583.3 million for the quarter ended March 28, 2016.

Net sales for the PCB operating segment, excluding inter-segment sales, increased $217.0 million, or 70.0%, from $309.8 million for the quarter ended March 30, 2015 to $526.8 million for the quarter ended March 28, 2016. This increase is primarily due to the additional sales resulting from the acquisition of Viasystems, which accounted for $241.1 million in PCB sales for the quarter ended March 28, 2016, partially offset by lower demand in our Cellular Phone end market. These changes, including the sales from Viasystems, resulted in a 181.9% increase in PCB shipments as compared to the quarter ended March 30, 2015, partially offset by an average PCB selling price decrease of 38.7%, which was driven by a product mix shift resulting from the acquisition.

Net sales for the E-M Solutions operating segment increased $37.1 million from $19.4 million for the quarter ended March 30, 2015 to $56.5 million for the quarter ended March 28, 2016. This increase is due to the additional sales resulting from the acquisition of Viasystems, which accounted for $37.2 million in E-M Solutions sales for the quarter ended March 28, 2016.

Gross Margin

Overall gross margin decreased from 15.7% for the quarter ended March 30, 2015 to 14.3% for the quarter ended March 28, 2016.

Gross margin for the PCB operating segment decreased from 16.2% for the quarter ended March 30, 2015 to 15.6% for the quarter ended March 28, 2016 primarily due to lower utilization at our advanced technology plants.

Gross margin for the E-M Solutions operating segment decreased from 7.7% for the quarter ended March 30, 2015 to 6.6% for the quarter ended March 28, 2016 primarily due to the acquisition of Viasystems with lower margins than our existing business.

Selling and Marketing Expenses

Selling and marketing expenses increased $7.8 million, from $9.5 million for the quarter ended March 30, 2015 to $17.3 million for the quarter ended March 28, 2016. As a percentage of net sales, selling and marketing expenses were 2.9% for the quarter ended March 30, 2015, as compared to 3.0% for the quarter ended March 28, 2016. The increase in selling and marketing expense primarily relates to increased selling and marketing expense incurred by Viasystems, partially offset by workforce reductions associated with global realignment efforts.

General and Administrative Expenses

General and administrative expenses increased $1.7 million from $34.5 million, or 10.5% of net sales, for the quarter ended March 30, 2015 to $36.2 million, or 6.2% of net sales, for the quarter ended March 28, 2016. The increase in expense primarily relates to increased general and administrative expense incurred related to Viasystems, partially offset by a $7.5 million decrease in acquisition related costs. The decrease in general and administrative expense as percentage of net sales is primarily due to higher net sales.

Impairment of Long-Lived Assets and Restructuring Charges

For the quarter ended March 28, 2016, we incurred restructuring charges of $1.9 million which primarily related to the September 29, 2015 announced consolidation plan that will result in the closure of our facilities in Cleveland, Ohio, Milpitas, California, Juarez, Mexico (the Consolidation Plan). These charges primarily represent severance and contract termination and other costs. Approximately $1.2 million of these restructuring charges were recognized in our PCB operating segment and $0.7 million in our E-M Solutions operating segment. As of March 28, 2016, we have incurred approximately $9.2 million of such charges since the September 29, 2015 announcement and estimate that we will incur total charges of approximately $10.0 million to $15.0 million related to these closures.

Additionally, as a result of the above mentioned plant closures and other plant realignment efforts, we also recognized $3.3 million in impairment charges during the quarter ended March 28, 2016, of which $1.4 million related to our PCB operating segment and $1.9 million related to the Corporate operating segment. The impairment charge for the PCB operating segment related to machinery and equipment while the impairment charge for the Corporate operating segment related to the write-off of capitalized software costs.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment or restructuring charges could result that would adversely affect our results of operations and financial condition.

Other Income (Expense)

Other expense, net increased $14.4 million from $6.2 million for the quarter ended March 30, 2015 to $20.6 million for the quarter ended March 28, 2016. The increase in other expense, net was primarily due to an increase in interest expense related to the Term Loan and U.S. ABL, currently totaling $951.1 million at a weighted average interest rate of 5.7%, which was entered into on May 31, 2015 in connection with the acquisition of Viasystems. The increase in other expense, net was partially offset by $1.1 million higher foreign currency transaction gains for the quarter ended March 28, 2016 due to the devaluation of the Renminbi, which is utilized at certain of our Asia operations.

Income Taxes

The provision for income taxes increased by $6.9 million from a tax benefit of $1.4 million for the quarter ended March 30, 2015 to income tax expense of $5.5 million for the quarter ended March 28, 2016. The increase in income tax expense in 2016 is primarily due to no tax benefit being recognized on U.S. losses with a full valuation allowance. Further, the income tax expense for the quarter ended March 28, 2016 was higher due to inclusion of Viasystems earnings from foreign subsidiaries.

Our effective tax rate was primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, valuation allowance establishment, and certain non-deductible items. Certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. As of March 28, 2016, we had net deferred income tax liabilities of approximately $11.7 million and as of December 28, 2015, we had net deferred income tax liabilities of approximately $13.1 million.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, and term and revolving debt. Our principal uses of cash have been to finance acquisitions and capital expenditures, meet debt service requirements, fund working capital requirements, and refinance existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow provided by operating activities during the quarter ended March 28, 2016 was $17.9 million as compared to $67.4 million in the same period in 2015. The decrease in cash flow was due to seasonal volatility and timing of receivable collections. As of March 28, 2016, we had net working capital of approximately $309.8 million compared to $277.5 million as of December 28, 2015. Cash cycle days were 54 days for the quarter ended March 28, 2016 as compared to 53 days for the quarter ended March 30, 2015, essentially unchanged.

Net cash used in investing activities was approximately $16.6 million for the quarter ended March 28, 2016 primarily reflecting purchases of property, plant and equipment of $20.1 million less release of restricted cash to cash and cash equivalents of $3.5 million. For the quarter ended March 30, 2015, net cash used in investing activities was approximately $15.6 million reflecting purchases of property, plant and equipment of $22.8 million, net of proceeds from the sale of such property, plant and equipment and other asset held for sale of $7.2 million.

Net cash used in financing activities was approximately $76.5 million for the quarter ended March 28, 2016 reflecting the repayment of normally scheduled principal payments as well as an additional prepayment of principal of long-term debt. For the quarter ended March 30, 2015, net cash used in financing activities was approximately $47.8 million reflecting the repayment of long-term debt of $48.1 million, offset by proceeds from the exercise of stock options of $0.3 million.

As of March 28, 2016, we had cash and cash equivalents of approximately $183.7 million, of which approximately $142.0 million was held by our foreign subsidiaries, primarily Asia. Cash and cash equivalents held by our foreign locations are expected to be used in local operations.

Our 2016 capital expenditure plan is expected to be in the range of $110 million to $120 million. The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced technology manufacturing, comply with changing environmental regulations, replace aging equipment, and expand our technological capabilities.

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

The Term Loan Credit agreement was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%. At March 28, 2016, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of our assets and our domestic subsidiaries and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and is structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150.0 million, a letter of credit facility of up to $75.0 million, and swingline loans of up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at a floating rate of LIBOR plus a margin of 175 basis points. At March 28, 2016, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.19%. Beginning in 2016, the applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and inventories as well as by a second position against a significant amount of our assets and our domestic subsidiaries and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and are structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below. At March 28, 2016, $80.0 million of the U.S. ABL was outstanding and classified as a current liability.

We and our domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150.0 million and a letter of credit facility of up to $100.0 million provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia Pacific cash and receivables and are structurally senior to our domestic obligations, including our convertible senior notes. See Convertible Senior Notes due 2020 below. Our Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At March 28, 2016, none of the Asia ABL was outstanding.

We are required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis which began on October 1, 2015. Based on certain parameters defined in the Term Loan agreement, we may be required to make an additional principal payment on an annual basis. Any additional annual payments reduce future required quarterly scheduled payments. During the quarter ended March 28, 2016, we made debt principal payments totaling $76.5 million representing normally scheduled principal payments as well as an additional prepayment of principal. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At December 28, 2015, we were in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The U.S. ABL commitment fee may vary from 0.25% to 0.375% based on utilization levels. Additionally, we also paid commitment fees of 0.5% per annum on the unused portion of the $90.0 million senior secured revolving loan associated with the terminated 2012 credit agreement for the quarter ended March 30, 2015. We incurred total commitment fees related to unused borrowing availability of $0.2 million for each of the quarters ended March 28, 2016 and March 30, 2015, respectively. As of March 28, 2016, the outstanding amount of the Term Loan was $871.1 million, all of which is included as long-term debt. Additionally, $80.0 million of the U.S. ABL and none of the Asia ABL was outstanding as of March 28, 2016. Available borrowing capacity under the U.S. ABL and Asia ABL was $63.0 million and $141.1 million, which includes $7.0 million and $8.9 million, respectively, of outstanding letters of credit mentioned below at March 28, 2016.

Letters of Credit

We have up to $75.0 million and $100.0 million Letters of Credit Facilities available under the U.S. ABL and the Asia ABL, respectively. As of March 28, 2016, letters of credit in the amount of $7.0 million were outstanding under the U.S. ABL and $8.9 million were outstanding under the Asia ABL with various expiration dates through February 2017.

Chinese Revolver

We are party to a revolving loan credit facility with a lender in China. Under this arrangement, the lender has made available to us approximately $35.3 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2016. As of March 28, 2016, the Chinese Revolver had not been drawn upon.

Convertible Senior Notes due 2020

On December 2013, we issued 1.75% convertible senior notes due December 15, 2020, in a public offering for an aggregate principal amount of $250.0 million. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. Offering expenses are being amortized to interest expense over the term of the convertible senior notes.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of March 28, 2016:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$953,181	$80,358	$40,671	$95,902	$736,250
Convertible debt obligations	250,000	—	—	250,000	—
Interest on debt obligations	296,606	58,981	114,187	105,030	18,408
Equipment payables	13,984	13,984	—	—	—
Purchase obligations	61,943	52,854	9,089	—	—
Operating lease commitments	27,736	8,816	8,986	3,781	6,153

Total contractual obligations	$1,603,450	$214,993	$172,933	$454,713	$760,811

(1)	Unrecognized uncertain tax benefits of $15.4 million are not included in the table above as the settlement timing is uncertain.

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

See Liquidity and Capital Resources and Credit Agreement, Term and Revolving Loans, Chinese Revolver and Convertible Senior Notes due 2020 appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of March 28, 2016, approximately 20.9% of our total debt was based on fixed rates. Based on our borrowings as of March 28, 2016, after consideration of the 1% LIBOR floor currently reflected in our interest rates, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $6.3 million.

Debt Instruments

The table below presents information about certain of our debt instruments as of March 28, 2016 and December 28, 2015.

	As of March 28, 2016
	Remaining 2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$80,000	$—	$28,018	$47,500	$47,500	$748,125	$951,143	$907,586	5.68%
US$ Fixed Rate	358	377	401	427	$250,475	—	252,038	222,388	1.79%

Total	$80,358	$377	$28,419	$47,927	$297,975	$748,125	$1,203,181	$1,129,974

	As of December 28, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$157,375	$—	$27,125	$47,500	$47,500	$748,125	$1,027,625	$935,000	5.70%
US$ Fixed Rate	—	—	—	—	250,000	—	250,000	230,950	1.75%

Total	$157,375	$—	$27,125	$47,500	$297,500	$748,125	$1,277,625	$1,165,950

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2015 for further discussion of market risks associated with interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of March 28, 2016, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

As a result of our acquisition of Viasystems on May 31, 2015, we have adopted certain existing controls of Viasystems; however, there have been no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have substantial debt and, as a result, we have significant debt service obligations. On May 31, 2015, we entered into a $950.0 million Term Loan, a $150.0 million U.S. ABL, and a $150.0 million Asia ABL. We drew $80.0 million of the U.S. ABL at the closing of the acquisition of Viasystems. In addition, we and a number of our direct and indirect subsidiaries have various credit, letters of credit and guarantee facilities. The agreements governing these facilities have certain provisions that require us to repay borrowings in scheduled quarterly installments, which began on October 1, 2015. We may also be required to make an additional principal payment on an annual basis, based on certain parameters defined these agreements. During the quarter ended March 28, 2016, we made debt principal payments totaling $76.5 million representing normal scheduled principal payments as well as an additional prepayment of principal. Such debt agreements also contain certain financial covenants which require us to maintain a specified consolidated leverage ratio and under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of March 28, 2016, we had an aggregate of approximately $141.5 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. To the extent that we may have outstanding indebtedness denominated in the U.S. dollar or in the HKD, the depreciation of the RMB against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the RMB). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 29% and 47% of our net sales for the quarters ended March 28, 2016 and March 30, 2015, respectively, and one customer represented 10% of our sales for the quarter ended March 28, 2016. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

We rely on the cellular phone and mobile technology industry for a significant portion of sales. The economic volatility in this industry has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of our business is conducted with customers who are in the cellular phone and mobile technology industry. This industry is characterized by intense competition, short product life cycles, seasonality, particularly around the year-end holiday season, and significant fluctuations in consumer demand. This industry is heavily dependent on consumers and therefore can be affected by their demand patterns. If the volatility in this industry continues, it would have a material adverse effect on our business, financial condition, and results of operations.

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

We rely on the telecommunication industry for a significant portion of sales. The economic volatility in this industry has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of our business is conducted with customers who are in the telecommunication industry. This industry is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand. This industry is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the volatility in this industry continues, it would have a material adverse effect on our business, financial condition, and results of operations.

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

As a result of the acquisition of Viasystems, our goodwill, indefinite-lived intangible assets, and other intangible assets on our consolidated condensed balance sheet have increased. If our goodwill, indefinite-lived intangible assets, or other intangible assets become impaired in the future, we would be required to record a material, non-cash charge to earnings, which would also reduce our stockholders’ equity.

As of March 28, 2016, our consolidated condensed balance sheet reflected $491.9 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Our five largest OEM customers accounted for approximately 29% and 47% of our net sales for the quarters ended March 28, 2016 and March 30, 2015, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 37% and 38% of our net sales for the quarters ended March 28, 2016 and March 30, 2015, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended March 28, 2016, we generated approximately 70% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

For the quarter ended March 28, 2016, aerospace and defense sales accounted for approximately 15% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Future changes to the U.S. Munitions List could reduce or eliminate restrictions that currently apply to some of the products we produce. If these regulations or others are changed in a manner that reduces restrictions on products being manufactured overseas, we would likely face an increase in the number of competitors and increased price competition from overseas manufacturers, who are restricted by the current export laws from manufacturing products for U.S. defense systems.

We are subject to the requirements of the National Industrial Security Program Operating Manual for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government.

A facility security clearance is required in order to be awarded and perform on classified contracts for the Department of Defense and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the National Industrial Security Program Operating Manual (NISPOM), and any other applicable U.S. government industrial security regulations. Further, due to the fact that a significant portion of our voting equity is owned by a non-U.S. entity, we are required to be governed by and operate in accordance with the terms and requirements of the Special Security Agreement (the SSA). The terms of the SSA have been previously disclosed in our SEC filings.

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

        Sales to EMS companies represented approximately 37% and 38% of our net sales for the quarters ended March 28, 2016 and March 30, 2015, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

Item 6. Exhibits

Exhibit Number	Exhibits

10.1±	Form of Executive Change in Control Severance Agreement and schedule of agreements

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

±	Management contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman
Dated: May 6, 2016	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull
Dated: May 6, 2016	Todd B. Schull
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibits

10.1±	Form of Executive Change in Control Severance Agreement and schedule of agreements

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

±	Management contract or Compensation Plan