Form 10-Q
period 2016-06-27
TTM TECHNOLOGIES INC
filed 2016-08-04
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2016

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at August 3, 2016: 100,250,926

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	June 27, 2016	December 28, 2015
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$216,151	$259,100
Restricted cash	—	3,530
Accounts receivable, net	424,514	456,000
Inventories	270,790	268,923
Prepaid expenses and other current assets	30,520	34,967

Total current assets	941,975	1,022,520
Property, plant and equipment, net	1,047,187	1,103,067
Goodwill	372,596	346,990
Definite-lived intangibles, net	138,959	150,874
Deposits and other non-current assets	21,070	16,682

	$2,521,787	$2,640,133

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$80,358	$157,375
Accounts payable	352,451	377,222
Accrued salaries, wages and benefits	81,984	108,649
Other accrued expenses	107,696	101,748

Total current liabilities	622,489	744,994

Long-term debt, net of discount and issuance costs	997,207	1,013,411
Other long-term liabilities	72,367	55,059

Total long-term liabilities	1,069,574	1,068,470

Commitments and contingencies (Note 12)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 100,234 and 99,137 shares issued and outstanding in 2016 and 2015, respectively	100	99
Additional paid-in capital	750,698	745,608
Retained earnings	57,247	45,963
Statutory surplus reserve	25,812	25,812
Accumulated other comprehensive (loss) income	(12,028)	1,623

Total TTM Technologies, Inc. stockholders’ equity	821,829	819,105
Noncontrolling interest	7,895	7,564

Total equity	829,724	826,669

	$2,521,787	$2,640,133

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended June 27, 2016 and June 29, 2015

	Quarter Ended		Two Quarters Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
	(Unaudited) (In thousands, except per share data)
Net sales	$601,847	$445,445	$1,185,105	$774,609
Cost of goods sold	504,202	384,255	1,003,897	661,860

Gross profit	97,645	61,190	181,208	112,749

Operating expenses:
Selling and marketing	16,569	12,301	33,875	21,756
General and administrative	36,459	52,039	72,608	86,508
Amortization of definite-lived intangibles	5,949	3,910	11,896	5,784
Impairment of long-lived assets	—	—	3,346	—
Restructuring charges	3,989	—	5,902	—
Gain on sale of asset	—	—	—	(2,504)

Total operating expenses	62,966	68,250	127,627	111,544

Operating income (loss)	34,679	(7,060)	53,581	1,205

Other income (expense):
Interest expense	(20,084)	(12,778)	(41,868)	(18,543)
Loss on extinguishment of debt	—	(802)	—	(802)
Other, net	3,191	681	4,400	266

Total other expense, net	(16,893)	(12,899)	(37,468)	(19,079)

Income (loss) before income taxes	17,786	(19,959)	16,113	(17,874)
Income tax (provision) benefit	979	(16,624)	(4,498)	(15,263)

Net income (loss)	18,765	(36,583)	11,615	(33,137)
Less: Net income attributable to the noncontrolling interest	(217)	(29)	(331)	(29)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$18,548	$(36,612)	$11,284	$(33,166)

Income (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic income (loss) per share	$0.19	$(0.41)	$0.11	$(0.38)

Diluted income (loss) per share	$0.17	$(0.41)	$0.11	$(0.38)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Two Quarters Ended June 27, 2016 and June 29, 2015

	Quarter Ended		Two Quarters Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
	(Unaudited) (In thousands)
Net income (loss)	$18,765	$(36,583)	$11,615	$(33,137)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized (loss) gain during the period, net	(9,838)	1,112	(13,711)	2,175
Gain realized in the statement of operations	—	—	—	(1,786)

Net	(9,838)	1,112	(13,711)	389

Net unrealized gains (losses) on cash flow hedges:
Unrealized loss on effective cash flow hedges during the period, net	(14)	—	(21)	(53)
Loss realized in the statement of operations	39	43	81	85

Net	25	43	60	32

Other comprehensive (loss) income, net of tax	(9,813)	1,155	(13,651)	421

Comprehensive income (loss)	8,952	(35,428)	(2,036)	(32,716)
Less: comprehensive income attributable to the noncontrolling interest	(217)	(29)	(331)	(29)

Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$8,735	$(35,457)	$(2,367)	$(32,745)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended June 27, 2016 and June 29, 2015

	Two Quarters Ended
	June 27, 2016	June 29, 2015
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$11,615	$(33,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	80,684	54,312
Amortization of definite-lived intangible assets	11,896	5,784
Amortization of debt discount and debt issuance costs	11,705	5,890
Deferred income taxes	(3,409)	11,955
Stock-based compensation	5,091	4,354
Loss on extinguishment of debt	—	802
Impairment of long-lived assets	3,346	—
Gain on sale of asset	—	(2,504)
Other	(1,214)	(2,097)
Payment of accreted interest on convertible senior notes	—	(8,731)
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	31,486	56,665
Inventories	(1,867)	(11,876)
Prepaid expenses and other current assets	4,482	11,040
Accounts payable	(22,236)	(7,516)
Accrued salaries, wages and benefits and other accrued expenses	(33,630)	(2,044)

Net cash provided by operating activities	97,949	82,897

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(38,299)	(46,463)
Proceeds from sale of property, plant and equipment and asset held for sale	2,854	21,297
Release (designation) of restricted cash and cash equivalents	3,530	(18,479)
Acquisition, net of cash acquired	—	(166,601)

Net cash used in investing activities	(31,915)	(210,246)

Cash flows from financing activities:
Repayment of long-term debt borrowing	(106,482)	(273,802)
Proceeds from new long-term borrowings	—	950,000
Proceeds from borrowing on revolving loan	—	80,000
Repayment of assumed long-term debt in acquisition	—	(669,024)
Repurchase of convertible senior notes	—	(23,664)
Payment of debt issuance costs	—	(33,747)
Payment of original issue discount	—	(33,250)
Proceeds from exercise of stock options	—	427

Net cash used in financing activities	(106,482)	(3,060)

Effect of foreign currency exchange rates on cash and cash equivalents	(2,501)	315

Net decrease in cash and cash equivalents	(42,949)	(130,094)
Cash and cash equivalents at beginning of period	259,100	279,042

Cash and cash equivalents at end of period	$216,151	$148,948

Noncash transactions:
Property, plant and equipment recorded in accounts payable and accrued expenses	$25,217	$28,464
Common stock issued in connection with Viasystems acquisition (Note 2)	—	149,006

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and technologically advanced PCBs and electro-mechanical solutions (E-M Solutions). The Company provides time-to-market and advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

The Company serves a diversified customer base in various markets throughout the world, including manufacturers of networking/communications infrastructure products, tablets and smartphones, as well as the aerospace and defense, automotive components, high-end computing, and medical, industrial and instrumentation related products. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Fiscal 2015 was a 52 week year. Fiscal 2016 will be a 53 week year with the additional week included in the fourth quarter.

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

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest, as amended, which requires an entity to record debt issuance costs related to debt reported in the balance sheet as a direct deduction from the face amount of that debt. The update is effective for annual periods ending after December 15, 2015. The standard requires the use of the retrospective transition method. The Company adopted the new standard in the first quarter of 2016. Accordingly, as of June 27, 2016, approximately $27,558 of unamortized debt issuance costs were presented as a reduction of long-term debt on the Company’s consolidated condensed balance sheets. Furthermore, the Company reclassified approximately $31,171 of unamortized debt issuance costs that had been presented as other non-current assets as of December 28, 2015.

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

Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $605 and $22,627 for the quarters ended June 27, 2016 and June 29, 2015, respectively, and $1,296 and $30,862 for the two quarters ended June 27, 2016 and June 29, 2015, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed statements of operations.

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

The purchase price of the Viasystems acquisition was allocated to tangible and intangible assets acquired, liabilities assumed and noncontrolling interest based on the fair value at the date of the acquisition (May 31, 2015). The excess of the purchase price over the fair value of net assets acquired and noncontrolling interest was allocated to goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As of June 27, 2016, the Company has finalized the allocation of the purchase price.

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired, liabilities assumed and noncontrolling interest. The following summarizes the final estimated fair values of net assets acquired and noncontrolling interest:

(In thousands)
Cash	$79,662
Restricted cash	3,510
Accounts and notes receivables ($216,259 contractual gross receivables)	209,196
Inventories	132,216
Prepaid expenses and other current assets	30,633
Property, plant and equipment	427,457
Identifiable intangible assets	150,500
Goodwill	360,494
Deposits and other noncurrent assets	1,157
Current liabilities	(256,705)
Long-term debt	(669,024)
Other liabilities	(63,966)
Noncontrolling interest	(7,300)

Total	$397,830

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Goodwill represents the excess of the Viasystems purchase price over the fair value of tangibles and identifiable intangible assets acquired, liabilities assumed and noncontrolling interest. During the two quarters ended June 27, 2016, goodwill was adjusted to reflect:

•	an increase in current liabilities by $3,442 due to a reassessment of product claims and other contingent liabilities, and
•	an increase in other noncurrent liabilities by $22,182 primarily related to certain foreign tax liabilities.

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

	Quarter Ended June 29, 2015	Two Quarters Ended June 29, 2015
	(In thousands, except per share data)
Net sales	$647,632	$1,281,425
Net loss attributable to TTM Technologies, Inc. stockholders	$(24,348)	$(22,796)
Basic loss per share	$(0.23)	$(0.23)

Dilutive loss per share	$(0.23)	$(0.23)

The pro forma financial information as presented above is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Viasystems acquisition occurred at the beginning of the period presented, or the results that may be achieved in future periods.

(3) Consolidation Plan, Restructuring and Impairment Charges

On September 29, 2015, the Company announced a consolidation plan that will result in the closure of the Company’s facilities in Cleveland, Ohio, Milpitas, California and Juarez, Mexico (the Consolidation Plan) and the layoff of approximately 480 employees at these sites. The Consolidation Plan is part of the Company’s integration strategy to improve total plant utilization, operational performance and customer focus following its acquisition of Viasystems. In accordance with the Consolidation Plan, the Company will combine its Cleveland and Milpitas facilities into its North Jackson, Ohio and Silicon Valley, California facilities, respectively, and close its Juarez facility.

In connection with the Consolidation Plan and other global realignment restructuring efforts, the Company recognized employee separation costs and contract termination and other costs during the quarter and two quarters ended June 27, 2016. Contract termination and other costs primarily represented plant closure costs for Cleveland, Ohio, Milpitas, California and Juarez, Mexico, as well as costs related to building operating leases associated with the downsizing of the St. Louis, Missouri office.

The below table summarizes such restructuring costs by operating segment:

	Quarter Ended June 27, 2016			Two Quarters Ended June 27, 2016
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Operating Segment:
PCB	$668	$488	$1,156	$1,267	$1,100	$2,367
E-M Solutions	578	1,425	2,003	734	1,944	2,678
Corporate	40	790	830	9	848	857

	$1,286	$2,703	$3,989	$2,010	$3,892	$5,902

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The below table shows the utilization of the accrued restructuring costs during the two quarters ended June 27, 2016:

	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Accrued at December 28, 2015	$6,044	$535	$6,579
Charged to expense	2,010	3,892	5,902
Amount paid	(6,802)	(3,085)	(9,887)

Accrued at June 27, 2016	$1,252	$1,342	$2,594

As of June 27, 2016, the remaining accrual for employee separation/severance, which relates to employees yet to be separated, was included as a component of accrued salaries, wages and benefits and the remaining unpaid estimated contract termination and other costs are included as a component of other accrued expenses in the consolidated condensed balance sheet. The Company expects the remaining employees to be separated and the remaining accrued restructuring costs to be substantially paid out by December 2016.

As of June 27, 2016, the Company has incurred approximately $13,283 of restructuring charges since the September 29, 2015 announcement and estimates that it will incur total charges of approximately $15,000 to $20,000 related to these closures and global realignment efforts.

The Company also recognized $3,346 in impairment charges during the two quarters ended June 27, 2016. As a result of the above mentioned plant closures and other plant realignment efforts, $1,393 of impairment charges were recognized in the consolidated condensed statement of operations related to machinery and equipment in the PCB operating segment for the two quarters ended June 27, 2016. Additionally, the Company expensed $1,953 of capitalized software costs in the Corporate operating segment during the two quarters ended June 27, 2016.

(4) Inventories

Inventories as of June 27, 2016 and December 28, 2015 consisted of the following:

	As of
	June 27, 2016	December 28, 2015
	(In thousands)
Inventories:
Raw materials	$66,631	$70,577
Work-in-process	109,414	97,193
Finished goods	94,745	101,153

	$270,790	$268,923

(5) Goodwill

As of June 27, 2016 and December 28, 2015, goodwill was as follows:

Total
(In thousands)
Balance as of December 28, 2015	$346,990
Goodwill recognized during the two quarters ended June 27, 2016	25,624
Foreign currency translation adjustment	(18)

Balance as of June 27, 2016	$372,596

All goodwill relates to the Company’s PCB reportable operating segment.

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(6) Definite-lived Intangibles

As of June 27, 2016 and December 28, 2015, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
June 27, 2016:
Customer relationships	$203,563	$(66,636)	$109	$137,036	8.1
Technology	3,000	(1,077)	—	1,923	3.0

	$206,563	$(67,713)	$109	$138,959

December 28, 2015:
Customer relationships	$91,492	$(80,152)	$426	$11,766	9.2
Trade name	10,302	(10,313)	11	—	6.0

Acquired intangibles from Viasystems acquisition
Customer relationships	147,500	(10,815)	—	136,685	8.1
Technology	3,000	(577)	—	2,423	3.0

	$252,294	$(101,857)	$437	$150,874

The June 27, 2016 and December 28, 2015 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $5,949 and $3,910 for the quarters ended June 27, 2016 and June 29, 2015, respectively, and $11,896 and $5,784 for the two quarters ended June 27, 2016 and June 29, 2015, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2016	$11,975
2017	23,647
2018	22,889
2019	18,746
2020	18,746
Thereafter	42,956

$138,959

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(7) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of June 27, 2016 and December 28, 2015:

	Average Effective Interest Rate as of June 27, 2016	June 27, 2016	Average Effective Interest Rate as of December 28, 2015	December 28, 2015
	(In thousands)
Term loan due May 2021	6.00%	$841,143	6.00%	$947,625
U.S. ABL revolving loan due May 2020	2.21%	80,000	2.17%	80,000
Convertible senior notes due December 2020	1.75%	250,000	1.75%	250,000
Capital lease	6.43%	2,042		—

		1,173,185		1,277,625
Less: Long-term debt unamortized discount		(68,062)		(75,668)
Long-term debt unamortized debt issuance costs		(27,558)		(31,171)

		1,077,565		1,170,786
Less: current maturities		(80,358)		(157,375)

Long-term debt, less current maturities		$997,207		$1,013,411

The fiscal calendar maturities of long-term debt through 2020 and thereafter are as follows:

(In thousands)
Remaining 2016	$80,358
2017	377
2018	401
2019	45,945
2020	297,979
Thereafter	748,125

$1,173,185

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

The Term Loan was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 4%, at the Company’s option. At June 27, 2016, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150,000, a letter of credit facility of up to $75,000, and swingline loans of up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 175 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 75 basis points, at the Company’s option. At June 27, 2016, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.21%. The applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans or from 50 to 100 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and inventories as well as by a second position against a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below. At June 27, 2016, $80,000 of the U.S. ABL was outstanding and classified as short-term debt.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150,000 and a letter of credit facility of up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of cash and receivables of certain of the Companies subsidiaries in Asia and are structurally senior to the Company’s domestic obligations, including the convertible senior notes. See Convertible Senior Notes below. Additionally, certain of the Company’s subsidiaries in Asia have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At June 27, 2016, none of the Asia ABL was outstanding.

The Company is required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis. Based on certain parameters defined in the Term Loan agreement, the Company may be required to make an additional principal payment on an annual basis. Any additional annual payments reduce future required quarterly scheduled payments. During the quarter and two quarters ended June 27, 2016, the Company made debt principal payments totaling $30,000 and $106,482, respectively, representing normally scheduled principal payments as well as additional prepayments of principal. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At June 27, 2016, the Company was in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

As of June 27, 2016 and December 28, 2015, remaining unamortized debt discount of $26,588 and $30,242, respectively, and debt issuance costs of $23,402 and $26,619, respectively, related to the Term Loan. These debt discount and debt issuance costs are recorded as a reduction of the Term Loan and are amortized over the duration of the Term Loan into interest expense using an effective interest rate of 7.50%.

Additionally, remaining unamortized debt issuance costs related to the ABL Revolving Loans were $3,816 and $4,303 as of June 27, 2016 and December 28, 2015, respectively. These debt issuance costs are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

At June 27, 2016, the remaining amortization period for the unamortized debt discount and debt issuance costs for both the Term Loan and the ABL Revolving Loans was 4.9 years.

The Company is required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL based on utilization levels. Additionally, the Company also paid commitment fees of 0.5% per annum on the unused portion of the $90,000 senior secured revolving loan associated with the terminated 2012 credit agreement for the quarter and two quarters ended June 29, 2015. The Company incurred total commitment fees related to unused borrowing availability of $150 and $193 for the quarters ended June 27, 2016 and June 29, 2015, respectively, and $344 and $366 for the two quarters ended June 27, 2016 and June 29, 2015, respectively. As of June 27, 2016, the outstanding amount of the Term Loan was $841,143, all of which is included as long-term debt. Additionally, $80,000 of the U.S. ABL and none of the Asia ABL was outstanding as of June 27, 2016. Available borrowing capacity under the U.S. ABL and Asia ABL was $63,003 and $137,778, which includes letters of credit outstanding of $6,997 and $12,222 mentioned below, respectively, at June 27, 2016.

Letters of Credit

The Company has up to $75,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively, as mentioned above. As of June 27, 2016, letters of credit in the amount of $6,997 were outstanding under the U.S. ABL and $12,222 were outstanding under the Asia ABL with various expiration dates through July 2017.

At December 28, 2015, certain letters of credit were securitized by cash collateral. As such the Company had recorded such cash as restricted cash on the consolidated condensed balance sheet as of December 28, 2015. As of June 27, 2016, none of the letters of credit were securitized by cash collateral.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Convertible Senior Notes

Convertible Senior Notes due 2020

The Company issued 1.75% convertible senior notes due December 15, 2020 in a public offering for an aggregate principal amount of $250,000 in 2013. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and are senior in right of payment to any of the Company’s future subordinated indebtedness.

Convertible Senior Notes due 2015

The Company issued 3.25% convertible senior notes due on May 15, 2015 in a public offering for an aggregate principal amount of $175,000. In May 2015 the outstanding principal of $32,395 plus accrued interest was paid in full.

As of June 27, 2016 and December 28, 2015, the following summarizes the equity components of the convertible senior notes included in additional paid-in capital:

	As of June 27, 2016 and December 28, 2015
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311

The components of interest expense resulting from the convertible senior notes for the quarters and two quarters ended June 27, 2016 and June 29, 2015 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
	(In thousands)
Contractual coupon interest
Convertible senior notes due 2020	$1,093	$1,094	$2,187	$2,187
Convertible senior notes due 2015	—	131	—	395

	$1,093	$1,225	$2,187	$2,582

Amortization of debt discount
Convertible senior notes due 2020	$1,992	$1,867	$3,952	$3,705
Convertible senior notes due 2015	—	187	—	554

	$1,992	$2,054	$3,952	$4,259

Amortization of debt issuance costs
Convertible senior notes due 2020	$200	$187	$396	$371
Convertible senior notes due 2015	—	19	—	56

	$200	$206	$396	$427

As of June 27, 2016 and December 28, 2015, remaining unamortized debt discount of $41,474 and $45,426, respectively, and debt issuance costs of $4,156 and $4,552, respectively, related to the convertible senior notes. These debt discount and debt issuance costs are recorded as a reduction of the convertible senior notes and are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At June 27, 2016, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 4.5 years.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

For the quarters and two quarters ended June 27, 2016 and June 29, 2015, the amortization of the convertible senior notes due 2020 debt discount and debt issuance costs was based on an effective interest rate of 6.48%. For the quarter and two quarters ended June 29, 2015, the amortization of the convertible senior notes due 2015 debt discount and debt issuance costs was based on an effective interest rate of 8.37%.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $34,800 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2016. As of June 27, 2016, the Chinese Revolver had not been drawn upon.

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

During the quarter and two quarters ended June 27, 2016, the Company’s effective tax rate was impacted by a net discrete benefit of $5,942 and $6,494, respectively, related to (i) tax holiday benefits, (ii) release of uncertain tax positions due to expiration of statute of limitations in foreign jurisdiction, and (iii) accrued interest on existing uncertain tax positions. Additionally, no tax benefit was recorded on the losses incurred in the U.S. and certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions. The Company’s foreign earnings attributable to certain foreign subsidiaries will be indefinitely reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

Certain entities in China operated under tax incentives effective through 2016. For the quarter and two quarters ended June 27, 2016, the tax incentives decreased Chinese taxes by approximately $2,861 and $4,525, respectively, which increased basic earnings per share by $0.03 and $0.05, and increased diluted earnings per share by $0.02 and $0.04, respectively.

(9) Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss) as of June 27, 2016 and December 28, 2015:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at December 28, 2015	$2,895	$(1,272)	$1,623
Other comprehensive loss before reclassifications	(13,711)	(21)	(13,732)
Amounts reclassified from accumulated other comprehensive income	—	81	81

Other comprehensive (loss) income	(13,711)	60	(13,651)

Ending balance at June 27, 2016	$(10,816)	$(1,212)	$(12,028)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following provides a summary of reclassifications out of accumulated other comprehensive income (loss) for the quarters and two quarters ended June 27, 2016 and June 29, 2015:

		Amount Reclassified from Accumulated Other Comprehensive Income
		For the Quarter Ended		For the Two Quarters Ended
Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Gain on foreign currency translation	Gain on sale of assets, net of tax	$—	$—	$—	$(1,786)

Loss on cash flow hedges	Depreciation expense, net of tax	$39	$43	$81	$85

(10) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers, which are concentrated primarily in the automotive, cellular phone, computer, networking and communications and aerospace and defense industries. Most customers to which the Company extends credit are located outside the United States, with the exception of certain customers in the aerospace and defense industries. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

The Company’s customers include both OEM and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarters ended June 27, 2016 and June 29, 2015, one customer accounted for approximately 10% and 22%, respectively, of the Company’s net sales. For the two quarters ended June 27, 2016 and June 29, 2015, one customer accounted for approximately 10% and 24%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarters or two quarters ended June 27, 2016 and June 29, 2015.

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

The carrying amount and estimated fair value of the Company’s financial instruments at June 27, 2016 and December 28, 2015 were as follows:

	June 27, 2016		December 28, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term and revolving loans	$871,153	$910,629	$970,764	$935,000
Convertible senior notes due 2020	204,370	235,775	200,022	230,950
Capital lease	2,042	2,042	—	—

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of June 27, 2016 and December 28, 2015, which are considered Level 1 and Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of June 27, 2016 and December 28, 2015, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash and cash equivalents at June 27, 2016 consisted of $64,143 held in the U.S., with the remaining $152,008 held by foreign subsidiaries.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment (at least annually for goodwill), based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

For the two quarters ended June 27, 2016, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	June 27, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Two Quarters Ended June 27, 2016
	(In thousands)
Assets held for sale	$155	$—	$155	$—	$1,393
Long-lived assets held and use	2,254	—	—	2,254	1,953

					$3,346

There was no impairment of long-lived assets recognized in the quarter ended June 27, 2016 or for the quarter and two quarters ended June 29, 2015.

The fair values of assets held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

Additionally, the Company has capitalized software costs in accordance with U.S. GAAP. During the two quarters ended June 27, 2016, the Company determined that certain capitalized costs no longer had benefit primarily as a result of the Viasystems acquisition. Because the primary determination of fair value was based on management’s assumptions and estimates of capitalized costs to dispose, the resulting fair value is considered a Level 3 input.

(12) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of June 27, 2016 and December 28, 2015. However, these amounts are not material to the consolidated condensed financial statements of the Company.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(13) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the quarters and two quarters ended June 27, 2016 and June 29, 2015:

	Quarter Ended		Two Quarters Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
	(In thousands, except per share amounts)
Basic earning (loss):
Basic earning (loss)	$18,548	$(36,612)	$11,284	$(33,166)

Diluted earning (loss):
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$18,548	$(36,612)	$11,284	$(33,166)
Interest expense from convertible senior notes, net of tax	3,285	—	—	—

Diluted earnings (loss)	$21,833	$(36,612)	$11,284	$(33,166)

Basic shares	100,170	88,834	99,883	86,218
Dilutive effect of performance-based stock units, restricted stock units and stock options	840	—	907	—
Dilutive effect of assumed conversion of convertible senior notes outstanding	25,940	—	—	—

Diluted shares	126,950	88,834	100,790	86,218

Income (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.19	$(0.41)	$0.11	$(0.38)

Diluted	$0.17	$(0.41)	$0.11	$(0.38)

For the quarter and two quarters ended June 27, 2016, performance-based stock units (PRUs), restricted stock units (RSUs) and stock options to purchase 347 and 1,644 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the applicable quarter and two quarters and, therefore, the effect would be anti-dilutive.

For the two quarters ended June 27, 2016, the effect of shares of common stock related to the Company’s convertible senior notes, based on the if-converted method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

For the quarter and two quarters ended June 29, 2015, potential shares of common stock, consisting of stock options to purchase approximately 433 shares of common stock at exercise prices ranging from $5.78 to $16.82 per share, 2,335 RSUs, and 275 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

For both the quarters and two quarters ended June 27, 2016 and June 29, 2015, outstanding warrants to purchase 25,940 and 28,020 shares, respectively, were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarters and two quarters, and therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(14) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
	(In thousands)
Cost of goods sold	$429	$243	$749	$468
Selling and marketing	271	269	481	540
General and administrative	2,145	1,802	3,861	3,346

Stock-based compensation expense recognized	$2,845	$2,314	$5,091	$4,354

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarters and two quarters ended June 27, 2016, management determined that vesting of the PRU awards was probable. PRUs activity for the two quarters ended June 27, 2016 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at December 28, 2015	301	$8.58
Granted	347	6.46
Change in units due to annual financial target performance achievement	—	—

Outstanding target shares at June 27, 2016	648	$7.45

Restricted Stock Units

The Company granted 131 and 331 RSUs during the quarters ended June 27, 2016 and June 29, 2015, respectively, and 1,814 and 1,301 RSUs during the two quarters ended June 27, 2016 and June 29, 2015, respectively. The RSUs granted have a weighted-average fair value per unit of $6.53 and $10.19 for the quarters ended June 27, 2016 and June 29, 2015, respectively, and $6.74 and $9.15 for the two quarters ended June 27, 2016 and June 29, 2015, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarters and two quarters ended June 27, 2016 and June 29, 2015.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of June 27, 2016:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
RSU awards	$16,427	1.5
PRU awards	2,636	1.7

	$19,063

(15) Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company has reviewed its reportable operating segments and determined that it continues to have two reportable operating segments: PCB and E-M Solutions. This determination was made based on the criteria of earning revenues and incurring expenses, the Company’s organizational structure which has segment managers who report to the chief operating decision maker and discrete financial information, and the aggregation of similar operating segments into reportable operating segments. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods, and regulatory environments. All prior-period amounts have been adjusted retrospectively to reflect our reportable segment changes that were made in the third quarter of 2015.

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

The Company accounts for inter-segment sales and transfers consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarters and two quarters ended June 27, 2016 and June 29, 2015, are sales primarily from the PCB to the E-M Solutions operating segment.

	Quarter Ended		Two Quarters Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
	(In thousands)
Net Sales:
PCB	$563,574	$417,901	$1,093,519	$728,225
E-M Solutions	40,427	28,514	96,905	47,796

Total sales	604,001	446,415	1,190,424	776,201
Inter-segment sales	(2,154)	(970)	(5,319)	(1,592)

Total net sales	$601,847	$445,445	$1,185,105	$774,609

Operating Segment Income (Loss):
PCB	$64,970	$30,456	$114,337	$53,716
E-M Solutions	(153)	(110)	234	541
Corporate	(24,189)	(33,496)	(49,094)	(47,268)

Total operating segment income (loss)	40,628	(3,150)	65,477	6,989
Amortization of definite-lived intangibles	(5,949)	(3,910)	(11,896)	(5,784)

Total operating income (loss)	34,679	(7,060)	53,581	1,205
Total other expense	(16,893)	(12,899)	(37,468)	(19,079)

Income (loss) before income taxes	$17,786	$(19,959)	$16,113	$(17,874)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology, facilities and human resources personnel, as well as global sales and marketing personnel and acquisition and integration costs associated with the acquisition of Viasystems. Corporate includes bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $605 and $22,627 for the quarters ended June 27, 2016 and June 29, 2015, respectively, and $1,296 and $30,862 for the two quarters ended June 27, 2016 and June 29, 2015, respectively.

(16) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepreg from these related parties in the amount of $14,259 and $12,914 for the quarters ended June 27, 2016 and June 29, 2015, respectively, and $30,257 and $22,859 for the two quarters ended June 27, 2016 and June 29, 2015, respectively.

Dongguan Shengyi Electronics Ltd. (SYE) is also a related party as it is a wholly owned subsidiary of an entity in which a significant shareholder of the Company holds an equity interest. The Company sells PCBs to SYE and purchases PCBs including various services relating to PCB manufacturing from SYE. Sales to SYE for the quarters ended June 27, 2016 and June 29, 2015 were $298 and $1,343, respectively, and $610 and $2,825 for the two quarters ended June 27, 2016 and June 29, 2015, respectively. Purchases of PCBs, including various services relating to PCB manufacturing, for the quarter ended June 29, 2015 were $366, and $805 for the two quarters ended June 29, 2015. There were no purchases of PCBs including various services relating to PCB manufacturing for the quarter or two quarters ended June 27, 2016.

As of June 27, 2016 and December 28, 2015, the Company’s consolidated condensed balance sheets included $18,167 and $29,306, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and various PCB manufacturing services and such balances are included as a component of accounts payable on the consolidated condensed balance sheets. Additionally, the Company’s consolidated condensed balance sheets included $476 and $1,999, in accounts receivable due from a related party for sales of PCBs to SYE, as of June 27, 2016 and December 28, 2015, respectively, as mentioned above, and such balances are included as a component of accounts receivable, net on the consolidated condensed balance sheets.

(17) Sale of Suzhou, China Manufacturing Facility

During the quarter ended June 29, 2015, the Company sold its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary, which held its Suzhou, China manufacturing facility, for $21,275 and recognized a gain of $2,504. This subsidiary was included in the Company’s PCB operating segment.

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

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and technologically advanced PCBs and electro-mechanical solutions (E-M Solutions). We focus on providing time-to-market and advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final volume production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including manufacturers of networking/communications infrastructure products, smartphones, tablets and ultra notebooks, as well as the aerospace and defense, automotive components, high-end computing, and medical, industrial and instrumentation related products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

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

The acquisition of Viasystems has had and will continue to have a significant effect on our operations and financial results. We have greatly increased and diversified our revenue base and added the fast growing automotive end market to our portfolio of markets we serve. Our financial results for the second quarter and two quarters ended 2016 demonstrate the benefits of this diversification along with our strong operational execution and focus on realizing synergies from the integration. These results are reflected in improved gross and operating margins the second quarter and two quarters ended 2016 as compared to the same periods in 2015.

On May 31, 2015, in conjunction with the acquisition of Viasystems, we entered into a $950.0 million Term Loan Credit Agreement (Term Loan). During the quarter and two quarters ended June 27, 2016, the Company made debt principal payments totaling $30.0 million and $106.5 million, respectively, representing normally scheduled principal payments as well as additional prepayments of principal. From time to time, we may make additional principal payments in the normal course of business as cash flow allows.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our 10 largest customers accounted for 40% and 53% of our net sales for the quarters ended June 27, 2016 and June 29, 2015, respectively, and 40% and 55% for the two quarters ended June 27, 2016 and June 29, 2015, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Two Quarters Ended
End Markets(1)(2)	June 27, 2016	June 29, 2015 (4)	June 27, 2016	June 29, 2015 (4)
Aerospace/Defense	16%	15%	16%	15%
Automotive(2)	19	7	20	5
Cellular Phone(3)	10	24	10	27
Computing/Storage/Peripherals(3)	13	11	13	11
Medical/Industrial/Instrumentation	16	12	16	11
Networking/Communications	25	26	24	27
Other(2)(3)	1	5	1	4

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Certain reclassifications of prior year end market percentages have been made to conform to the current year presentation. Beginning 2015, Automotive has been reclassified from the Other end market.
(3)

Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.

(4)	Amounts include activity of Viasystems, which we acquired on May 31, 2015.

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

Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products. Shipping and handling fees and related freight costs and supplies associated with shipping products are also included as a component of cost of goods sold. Many factors affect our gross margin, including capacity utilization, product mix, production volume, and yield. We generally do not participate in any significant long-term contracts with suppliers, and we believe there are a number of potential suppliers for most of the raw materials we use.

Selling and marketing expenses consist primarily of salaries, labor related benefits, and commissions paid to our internal sales force, independent sales representatives, and our sales support staff, as well as costs associated with marketing materials and trade shows.

General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, facilities, and human resources personnel, as well as insurance expenses, expenses for accounting and legal assistance, incentive compensation expense, and gains or losses on the sale or disposal of property, plant and equipment.

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

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Two Quarters Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.8	86.3	84.7	85.4

Gross profit	16.2	13.7	15.3	14.6

Operating expenses:
Selling and marketing	2.8	2.8	2.9	2.8
General and administrative	6.0	11.7	6.1	11.2
Amortization of definite-lived intangibles	1.0	0.8	1.0	0.7
Impairment of long-lived assets	—	—	0.3	—
Restructuring charges	0.7	—	0.5
Gain on sale of asset	—	—	—	(0.3)

Total operating expenses	10.5	15.3	10.8	14.4

Operating income (loss)	5.7	(1.6)	4.5	0.2
Other income (expense):
Interest expense	(3.3)	(2.9)	(3.5)	(2.4)
Loss on extinguishment of debt	—	(0.2)	—	(0.1)
Other, net	0.6	0.2	0.3	—

Total other expense, net	(2.7)	(2.9)	(3.2)	(2.5)

Income (loss) before income taxes	3.0	(4.5)	1.3	(2.3)
Income tax (provision) benefit	0.1	(3.7)	(0.3)	(2.0)

Net income (loss)	3.1	(8.2)	1.0	(4.3)
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	3.1%	(8.2)%	1.0%	(4.3)%

We have reviewed our reportable operating segments and determined that we continue to have two reportable operating segments: PCB and E-M Solutions. This determination was made based on the criteria of earning revenues and incurring expenses, our organizational structure which has segment managers who report to the chief operating decision maker and discrete financial information, and the aggregation of similar operating segments into reportable operating segments.

The following table compares net sales by reportable segment for the quarters and two quarters ended June 27, 2016 and June 29, 2015:

	Quarter Ended		Two Quarters Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
	(In thousands)
Net Sales:
PCB	$563,574	$417,901	$1,093,519	$728,225
E-M Solutions	40,427	28,514	96,905	47,976

Total sales	604,001	446,415	1,190,424	776,201
Inter-segment sales	(2,154)	(970)	(5,319)	(1,592)

Total net sales	$601,847	$445,445	$1,185,105	$774,609

Net Sales

Total net sales increased $156.4 million, or 35.1%, from $445.4 million for the second quarter of 2015 to $601.8 million for the second quarter of 2016. Net sales for the PCB operating segment, excluding inter-segment sales, increased $144.4 million, or 34.6%, from $417.0 million for the second quarter of 2015 to $561.4 million for the second quarter of 2016. This increase is primarily due to the additional sales resulting from the acquisition of Viasystems, which accounted for approximately $169.6 million of the net increase in PCB sales for the second quarter of 2016, partially offset by lower demand in our Cellular Phone end market. These changes, including the sales from Viasystems, resulted in a 76% increase in PCB shipments as compared to the second quarter of 2015, partially offset by an average PCB selling price decrease of 23%, which was driven by a product mix shift resulting from the acquisition. Net sales for the E-M Solutions operating segment increased $12.0 million from $28.4 million for the second quarter of 2015 to $40.4 million for the second quarter of 2016. This increase is due to the additional sales resulting from the acquisition of Viasystems.

Total net sales increased $410.5 million, or 53.0%, from $774.6 million for the first two quarters of 2015 to $1,185.1 million for the first two quarters of 2016. Net sales for the PCB operating segment, excluding inter-segment sales, increased $361.4 million, or 49.7%, from $726.8 million for the first two quarters of 2015 to $1,088.2 million for the first two quarters of 2016. This increase is primarily due to the additional sales resulting from the acquisition of Viasystems, which accounted for $410.7 million of the net increase in PCB sales for the first two quarters of 2016, partially offset by lower demand in our Cellular Phone end market. These changes, including the sales from Viasystems, resulted in a 116% increase in PCB shipments as compared to the first two quarters of 2015, partially offset by an average PCB selling price decrease of 30%, which was driven by a product mix shift resulting from the acquisition. Net sales for the E-M Solutions operating segment increased $49.1 million from $47.8 million for the first two quarters of 2015 to $96.9 million for the first two quarters of 2016. This increase is due to the additional sales resulting from the acquisition of Viasystems.

Gross Margin

Overall gross margin increased from 13.7% for the second quarter of 2015 to 16.2% for the second quarter of 2016, and from 14.6% for the first two quarters of 2015 to 15.3% for the first two quarters of 2016.

Gross margin for the PCB operating segment increased from 14.6% for the second quarter of 2015 to 17.1% for the second quarter of 2016, and from 15.3% for the first two quarters of 2015 to 16.4% for the first two quarters of 2016, primarily due to the improved operating performance at certain acquired manufacturing facilities and the benefits resulting from our synergy initiatives, partially offset by reduced volumes at our facilities supporting the cellular phone end market.

Gross margin for the E-M Solutions operating segment increased from 4.1% for the second quarter of 2015 to 8.5% for the second quarter of 2016, and from 5.6% for the first two quarters of 2015 to 7.4% for the first two quarters of 2016, primarily due to savings from the closure of Juarez, Mexico facility.

Selling and Marketing Expenses

Selling and marketing expenses increased $4.3 million, from $12.3 million for the second quarter of 2015 to $16.6 million for the second quarter of 2016. Selling and marketing expenses increased $12.1 million, from $21.8 million for the first two quarters of 2015 to $33.9 million for the first two quarters of 2016. As a percentage of net sales, selling and marketing expenses were 2.8% for both of the second quarters of 2015 and 2016 and 2.8% for the first two quarters of 2015, as compared to 2.9% for the first two quarters of 2016. The increase in selling and marketing expense primarily relates to increased selling and marketing expense incurred with the acquisition of Viasystems, partially offset by workforce reductions associated with global realignment efforts.

General and Administrative Expenses

General and administrative expenses decreased $15.5 million from $52.0 million, or 11.7% of net sales, for the second quarter of 2015 to $36.5 million, or 6.0% of net sales, for the second quarter of 2016. General and administrative expenses decreased $13.9 million from $86.5 million, or 11.2% of net sales, for the first two quarters of 2015 to $72.6 million, or 6.1% of net sales, for the first two quarters of 2016. The decrease in expense primarily related to a decrease of $22.0 million and $29.6 million for the quarter and two quarters ended June 27, 2016, respectively, in acquisition related costs, partially offset by increased expenses incurred related to Viasystems. The decrease in general and administrative expense as percentage of net sales was primarily due to the decrease in acquisition related costs and higher net sales.

Impairment of Long-Lived Assets and Restructuring Charges

For the second quarter and the first two quarters of 2016, we incurred restructuring charges of $4.0 million and $5.9 million, respectively, which primarily related to the September 29, 2015 announced consolidation plan that will result in the closure of our facilities in Cleveland, Ohio, Milpitas, California, and Juarez, Mexico (the Consolidation Plan) and other global realignment efforts. These charges primarily represent severance and contract termination and other costs. Approximately $1.2 million and $2.4 million of these restructuring charges were recognized in our PCB operating segment for the second quarter and the first two quarters of 2016, respectively, $2.0 million and $2.7 million were recognized in our E-M Solutions operating segment for the second quarter and the first two quarters of 2016, respectively, and $0.8 million were recognized in our Corporate operating segment for both the second quarter and the first two quarters of 2016, respectively. As of June 27, 2016, we have incurred approximately $13.3 million of such charges since the September 29, 2015 announcement and estimate that we will incur total charges of approximately $15.0 million to $20.0 million related to these closures and other global realignment efforts.

Additionally, as a result of the above mentioned plant closures and other plant realignment efforts, we also recognized impairment charges of $3.3 million for the first two quarters of 2016, of which $1.4 million were recognized in our PCB operating segment and $1.9 million were recognized related in the Corporate operating segment. The impairment charge for the PCB operating segment related to machinery and equipment while the impairment charge for the Corporate operating segment related to the write-off of capitalized software costs.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment or restructuring charges could result that would adversely affect our results of operations and financial condition.

Other Income (Expense)

Other expense, net increased $4.0 million from $12.9 million for the second quarter of 2015 to $16.9 million for the second quarter of 2016. Other expense, net increased $18.4 million from $19.1 million for the first two quarters of 2015 to $37.5 million for the first two quarters of 2016. The increase in other expense, net was primarily due to an increase in interest expense related to the Term Loan and U.S. ABL, totaling $921.1 million as of June 27, 2016 at a weighted average interest rate of 5.7%, which was entered into on May 31, 2015 in connection with the acquisition of Viasystems. This increase was partially offset by $2.6 million and $3.7 million of higher foreign currency transaction gains for the quarter and two quarters ended June 27, 2016, respectively, due primarily to the devaluation of the RMB, which is utilized at certain of our Asia operations.

Income Taxes

The provision for income taxes decreased by $17.6 million from $16.6 million of tax expense for the second quarter of 2015 to $1.0 million of tax benefit for the second quarter of 2016. The provision for income taxes decreased $10.8 million from $15.3 million of tax expense for the first two quarters of 2015 to $4.5 million of tax expense for the first two quarters of 2016. The decrease in income tax expense in 2016 as compared to 2015 is primarily due to tax benefits recorded in the second quarter of 2016 related to the release of existing uncertain tax positions due to the expiration of the statute of limitations and a research and development tax benefit in certain foreign jurisdictions. Further, a discrete tax expense was recorded in the second quarter of 2015 related to a valuation allowance that was provided against our existing U.S. net deferred tax assets.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, changes in the valuation allowance, and certain non-deductible items. U.S. and certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. As of June 27, 2016, we had net deferred income tax liabilities of approximately $9.7 million and as of December 28, 2015, we had net deferred income tax liabilities of approximately $13.1 million.

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

Cash flow provided by operating activities during the first two quarters of 2016 was $97.9 million as compared to $82.9 million in the same period in 2015. The increase in cash flow was primarily due to higher net income. As of June 27, 2016, we had net working capital of approximately $319.5 million compared to $277.5 million as of December 28, 2015. Cash cycle days were 52 days for the second quarter of 2016 as compared to 53 days for the same quarter of 2015.

Net cash used in investing activities was approximately $31.9 million for the first two quarters of 2016 primarily reflecting purchases of property, plant and equipment, net of proceeds from sales of property, plant and equipment and assets held for sale of $35.4 million, less release of restricted cash to cash and cash equivalents of $3.5 million. For the first two quarters of 2015, net cash used in investing activities was approximately $210.2 million, which reflects the acquisition of Viasystems, net of cash acquired, in the amount of $166.6 million, purchases of property, plant and equipment, net of proceeds from sales of property, plant and equipment and assets held for sale of $25.2 million, and designation of cash and cash equivalents to restricted cash of $18.4 million.

Net cash used in financing activities was approximately $106.5 million for the first two quarters of 2016 reflecting the repayment of normally scheduled principal payments as well as additional prepayments of principal of long-term debt. For the first two quarters of 2015, net cash used in financing activities was approximately $3.1 million primarily reflecting proceeds from long-term debt and a revolving loan totaling $1,030.0 million, offset by the repayment of $1,033.5 million of debt, including the assumed long-term debt in the acquisition of $669.0 million, the payoff of the 2012 credit agreement term loan, the payoff of the remaining 2015 convertible senior notes, and payment of debt issuance costs and original issue discount of $67.0 million associated with the new long-term debt and revolver loans.

As of June 27, 2016, we had cash and cash equivalents of approximately $216.2 million, of which approximately $152.0 million was held by our foreign subsidiaries, primarily in Asia. Cash and cash equivalents held by our foreign locations are expected to be used in local operations.

Our 2016 capital expenditures are expected to be in the range of $110 million to $120 million. The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced technology manufacturing, comply with changing environmental regulations, replace aging equipment, and expand our technological capabilities.

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

The Term Loan Credit agreement was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%. At June 27, 2016, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of our assets and our domestic subsidiaries and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and is structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150.0 million, a letter of credit facility of up to $75.0 million, and swingline loans of up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at a floating rate of LIBOR plus a margin of 175 basis points. At June 27, 2016, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.21%. The applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and inventories as well as by a second position against a significant amount of our assets and our domestic subsidiaries and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and are structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below. At June 27, 2016, $80.0 million of the U.S. ABL was outstanding and classified as short term debt.

We and our domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150.0 million and a letter of credit facility of up to $100.0 million provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of cash and receivables of certain of our subsidiaries in Asia and are structurally senior to our domestic obligations, including our convertible senior notes. See Convertible Senior Notes due 2020 below. Additionally, certain of our subsidiaries in Asia have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At June 27, 2016, none of the Asia ABL was outstanding.

We are required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis. Based on certain parameters defined in the Term Loan agreement, we may be required to make an additional principal payment on an annual basis. Any additional annual payments reduce future required quarterly scheduled payments. During the quarter and two quarters ended June 27, 2016, we made debt principal payments totaling $30.0 million and $106.5 million, respectively, representing normally scheduled principal payments as well as additional prepayments of principal. From time to time, we may make additional principal payments in the normal course of business as cash flow allows. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At June 27, 2016, we were in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

We are also required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL based on utilization levels. Additionally, we also paid commitment fees of 0.5% per annum on the unused portion of the $90.0 million senior secured revolving loan associated with the terminated 2012 credit agreement for the quarter and two quarters ended June 29, 2015. We incurred total commitment fees related to unused borrowing availability of $0.1 million and $0.3 million for the quarter and two quarters ended June 27, 2016, respectively. As of June 27, 2016, the outstanding amount of the Term Loan was $841.1 million, all of which is included as long-term debt. Additionally, $80.0 million of the U.S. ABL and none of the Asia ABL was outstanding as of June 27, 2016. Available borrowing capacity under the U.S. ABL and Asia ABL was $63.0 million and $137.8 million, respectively, which includes $7.0 million and $12.2 million of outstanding letters of credit mentioned below, respectively, at June 27, 2016.

Letters of Credit

We have up to $75.0 million and $100.0 million Letters of Credit Facilities available under the U.S. ABL and the Asia ABL, respectively. As of June 27, 2016, letters of credit in the amount of $7.0 million were outstanding under the U.S. ABL and $12.2 million were outstanding under the Asia ABL with various expiration dates through July 2017.

Chinese Revolver

We are party to a revolving loan credit facility with a lender in China. Under this arrangement, the lender has made available to us approximately $34.8 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2016. As of June 27, 2016, the Chinese Revolver had not been drawn upon.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of June 27, 2016:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$923,185	$80,358	$22,546	$820,281	$—
Convertible debt obligations	250,000	—	—	250,000	—
Interest on debt obligations	277,378	57,466	111,130	108,782	—
Equipment payables	17,258	17,258	—	—	—
Purchase obligations	67,798	63,891	3,907	—	—
Operating lease commitments	28,442	9,472	9,083	4,252	5,635

Total contractual obligations	$1,564,061	$228,445	$146,666	$1,183,315	$5,635

(1)	Unrecognized uncertain tax benefits of $35.0 million are not included in the table above as the settlement timing is uncertain.

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

See Liquidity and Capital Resources and Credit Agreement, Term and Revolving Loans, Chinese Revolver and Convertible Senior Notes due 2020 appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of June 27, 2016, approximately 21.5% of our total debt was based on fixed rates. Based on our borrowings as of June 27, 2016, after consideration of the 1% LIBOR floor currently reflected in our interest rates, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $6.1 million.

Debt Instruments

The table below presents information about certain of our debt instruments as of June 27, 2016 and December 28, 2015.

	As of June 27, 2016
	Remaining 2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$80,000	$—	$—	$45,518	$47,500	$748,125	$921,143	$910,629	5.67%
US$ Fixed Rate	358	377	401	427	$250,479	—	252,042	237,817	1.79%

Total	$80,358	$377	$401	$45,945	$297,979	$748,125	$1,173,185	$1,148,446

	As of December 28, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$157,375	$—	$27,125	$47,500	$47,500	$748,125	$1,027,625	$935,000	5.70%
US$ Fixed Rate	—	—	—	—	250,000	—	250,000	230,950	1.75%

Total	$157,375	$—	$27,125	$47,500	$297,500	$748,125	$1,277,625	$1,165,950

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2015 for further discussion of market risks associated with interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of June 27, 2016, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As a result of our acquisition of Viasystems on May 31, 2015, we have adopted certain existing controls of Viasystems; however, there have been no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 27, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have substantial debt and, as a result, we have significant debt service obligations. On May 31, 2015, we entered into a $950.0 million Term Loan, a $150.0 million U.S. ABL, and a $150.0 million Asia ABL. We drew $80.0 million of the U.S. ABL at the closing of the acquisition of Viasystems. In addition, we and a number of our direct and indirect subsidiaries have various credit, letters of credit and guarantee facilities. The agreements governing these facilities have certain provisions that require us to repay borrowings in scheduled quarterly installments, which began on October 1, 2015. We may also be required to make an additional principal payment on an annual basis, based on certain parameters defined these agreements. During the quarter and two quarters ended June 27, 2016, we made debt principal payments totaling $30.0 million and $106.5 million, respectively, representing normal scheduled principal payments as well as additional prepayments of principal. Such debt agreements also contain certain financial covenants which require us to maintain a specified consolidated leverage ratio and under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of June 27, 2016, we had an aggregate of approximately $438.2 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. To the extent that we may have outstanding indebtedness denominated in the U.S. dollar or in the HKD, the depreciation of the RMB against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the RMB). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 29% and 40% of our net sales for the quarters ended June 27, 2016 and June 29, 2015, respectively, and one customer represented 10% of our sales for the quarter ended June 27, 2016. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

Issues arising during the upgrade of our enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We are in the process of upgrading our enterprise resource planning, or ERP, management system to enhance operating efficiencies and provide more effective management of our business operations. We are investing significant financial and personnel resources into this project. However, there is no assurance that the system upgrade will meet our current or future business needs or that it will operate as designed. The transition to the new ERP system will affect numerous systems necessary for our operation. If we fail to correctly implement one or more components of the ERP system, we could experience significant disruption to our operations. Such disruptions could include, among other things, temporary loss of data, inability to process certain orders, failure of systems to communicate with each other and the inability to track or reconcile key data. We are heavily dependent on automated management systems, and any significant failure or delay in the system upgrade could cause a substantial interruption to our business and additional expense, which could result in an adverse impact on our operating results, cash flows or financial condition.

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

As of June 27, 2016, our consolidated condensed balance sheet reflected $511.6 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Our five largest OEM customers accounted for approximately 29% and 40% of our net sales for the quarters ended June 27, 2016 and June 29, 2015, respectively. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 38% and 36% of our net sales for the quarters ended June 27, 2016 and June 29, 2015, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We rely on suppliers and equipment manufacturers for the timely delivery of raw materials, components, equipment and spare parts used in manufacturing our PCBs and E-M Solutions. If a raw material supplier or equipment manufacturers goes bankrupt, liquidates, consolidates out of existence or fails to satisfy our product quality standards, it could harm ability to purchase new manufacturing equipment, service the equipment we have, or timely produce our products, thereby affecting our customer relationships.

Consolidations and restructuring in our supplier base and equipment fabricators, related to our raw materials purchases or the manufacturing equipment we use to fabricate our products, may result in adverse materials pricing due to reduction in competition among our raw material suppliers or an elimination or shortage of equipment and spare parts from our manufacturing equipment supply base. Suppliers and equipment manufacturers may be impacted by other events outside our control including macro-economic, financial instability, environmental occurrences, or supplier interruptions due to fire, natural catastrophes or otherwise. Suppliers and equipment manufacturers may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis and negatively impact our financial results. In addition, in extreme circumstances, the suppliers we purchase from could cease production due a fire, natural disaster, consolidation or liquidation of their businesses. As such, this may impact our ability to deliver our products on a timely basis and harm our customer relationships and negatively impact our financial results.

We serve customers and have manufacturing facilities outside the United States and are subject to the risks characteristic of international operations.

We have significant manufacturing operations in Asia and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

For the quarter ended June 27, 2016, we generated approximately 69% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

For the quarter ended June 27, 2016, aerospace and defense sales accounted for approximately 16% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries as required by Dodd-Frank. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflict minerals report on Form SD with the SEC on June 2, 2014, May 14, 2015 and May 26, 2016. Compliance with these rules is likely to result in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our PCBs, as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products.

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

        Sales to EMS companies represented approximately 38% and 36% of our net sales for the quarters ended June 27, 2016 and June 29, 2015, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

The manufacturing of PCBs requires significant quantities of electricity and water. Our operations in Asia have historically purchased substantially all of the electrical power for their manufacturing plants in China from local power plants. Because China’s economy has recently been in a state of growth, the strain on the nation’s power plants is increasing, which has led to continuing power outages in various parts of the country. There may be times when our operations in China may be unable to obtain adequate sources of electricity to meet production requirements. Various regions in China have in the past experienced shortages of both electricity and water and unexpected interruptions of power supply. From time to time, the Chinese government rations electrical power, which can lead to unscheduled production interruptions at our manufacturing facilities.

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

Item 6. Exhibits

Exhibit Number	Exhibits

10.1±	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2016 Incentive Compensation Plan

10.2±	TTM Technologies, Inc. Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2016 Incentive Compensation Plan

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

±	Management contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman
Dated: August 4, 2016	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull
Dated: August 4, 2016	Todd B. Schull
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibits

10.1±	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2016 Incentive Compensation Plan

10.2±	TTM Technologies, Inc. Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2016 Incentive Compensation Plan

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

±	Management contract or Compensation Plan