Form 10-Q
period 2016-09-26
TTM TECHNOLOGIES INC
filed 2016-11-03
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2016

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at November 1, 2016: 100,393,160

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	September 26, 2016	December 28, 2015
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$291,783	$259,100
Restricted cash	—	3,530
Accounts receivable, net	449,924	456,000
Inventories	281,169	268,923
Prepaid expenses and other current assets	33,112	34,967

Total current assets	1,055,988	1,022,520
Property, plant and equipment, net	1,026,213	1,103,067
Goodwill	372,607	346,990
Definite-lived intangibles, net	133,019	150,874
Deposits and other non-current assets	19,399	16,682

	$2,607,226	$2,640,133

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$146,473	$157,375
Accounts payable	387,613	377,222
Accrued salaries, wages and benefits	89,021	108,649
Other accrued expenses	123,760	101,748

Total current liabilities	746,867	744,994

Long-term debt, net of discount and issuance costs	935,377	1,013,411
Other long-term liabilities	71,867	55,059

Total long-term liabilities	1,007,244	1,068,470

Commitments and contingencies (Note 12)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized, 100,251 and 99,137 shares issued and outstanding in 2016 and 2015, respectively	100	99
Additional paid-in capital	753,618	745,608
Retained earnings	82,232	45,963
Statutory surplus reserve	26,409	25,812
Accumulated other comprehensive (loss) income	(17,327)	1,623

Total TTM Technologies, Inc. stockholders’ equity	845,032	819,105
Noncontrolling interest	8,083	7,564

Total equity	853,115	826,669

	$2,607,226	$2,640,133

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three quarters Ended September 26, 2016 and September 28, 2015

	Quarter Ended		Three quarters Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
	(Unaudited) (In thousands, except per share data)
Net sales	$641,720	$652,005	$1,826,825	$1,426,614
Cost of goods sold	532,158	562,887	1,536,055	1,224,747

Gross profit	109,562	89,118	290,770	201,867

Operating expenses:
Selling and marketing	15,643	17,642	49,518	39,398
General and administrative	35,641	39,523	108,249	126,031
Amortization of definite-lived intangibles	5,949	6,421	17,845	12,205
Impairment of long-lived assets	—	—	3,346	—
Restructuring charges	2,103	1,936	8,005	1,936
Gain on sale of asset	—	—	—	(2,504)

Total operating expenses	59,336	65,522	186,963	177,066

Operating income	50,226	23,596	103,807	24,801

Other income (expense):
Interest expense	(18,873)	(21,002)	(60,741)	(39,545)
Loss on extinguishment of debt	—	—	—	(802)
Other, net	3,930	3,998	8,330	4,264

Total other expense, net	(14,943)	(17,004)	(52,411)	(36,083)

Income (loss) before income taxes	35,283	6,592	51,396	(11,282)
Income tax provision	(9,513)	(8,730)	(14,011)	(23,993)

Net income (loss)	25,770	(2,138)	37,385	(35,275)
Less: Net income attributable to the noncontrolling interest	(188)	(99)	(519)	(128)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$25,582	$(2,237)	$36,866	$(35,403)

Income (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic income (loss) per share	$0.26	$(0.02)	$0.37	$(0.39)

Diluted income (loss) per share	$0.23	$(0.02)	$0.36	$(0.39)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Three quarters Ended September 26, 2016 and September 28, 2015

	Quarter Ended		Three quarters Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
	(Unaudited) (In thousands)
Net income (loss)	$25,770	$(2,138)	$37,385	$(35,275)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized loss during the period, net	(5,350)	(18,195)	(19,061)	(16,017)
Gain realized in the statement of operations	—	—	—	(1,786)

Net	(5,350)	(18,195)	(19,061)	(17,803)

Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	4	33	(17)	(20)
Loss realized in the statement of operations	47	44	128	129

Net	51	77	111	109

Other comprehensive loss, net of tax	(5,299)	(18,118)	(18,950)	(17,694)

Comprehensive income (loss)	20,471	(20,256)	18,435	(52,969)
Less: comprehensive income attributable to the noncontrolling interest	(188)	(99)	(519)	(128)

Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$20,283	$(20,355)	$17,916	$(53,097)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three quarters Ended September 26, 2016 and September 28, 2015

	Three quarters Ended
	September 26, 2016	September 28, 2015
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$37,385	$(35,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	117,690	94,403
Amortization of definite-lived intangible assets	17,845	12,205
Amortization of debt discount and debt issuance costs	16,400	10,636
Deferred income taxes	(2,696)	10,993
Stock-based compensation	7,890	7,026
Loss on extinguishment of debt	—	802
Impairment of long-lived assets	3,346	—
Gain on sale of asset	—	(2,504)
Other	(980)	(4,509)
Payment of accreted interest on convertible senior notes	—	(8,731)
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	6,076	33,369
Inventories	(12,246)	(14,766)
Prepaid expenses and other current assets	3,132	11,802
Accounts payable	12,883	(30,362)
Accrued salaries, wages and benefits and other accrued expenses	(6,039)	12,543

Net cash provided by operating activities	200,686	97,632

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(62,520)	(76,876)
Proceeds from sale of property, plant and equipment and asset held for sale	1,523	21,364
Release (designation) of restricted cash and cash equivalents	3,530	(1,957)
Acquisition, net of cash acquired	—	(169,162)

Net cash used in investing activities	(57,467)	(226,631)

Cash flows from financing activities:
Repayment of long-term debt borrowing	(106,482)	(273,803)
Proceeds from new long-term borrowings	—	950,000
Proceeds from borrowing on revolving loan	—	80,000
Repayment of assumed long-term debt in acquisition	—	(669,024)
Repurchase of convertible senior notes	—	(23,664)
Payment of debt issuance costs	—	(34,104)
Payment of original issue discount	—	(33,250)
Proceeds from exercise of stock options	123	495

Net cash used in financing activities	(106,359)	(3,350)

Effect of foreign currency exchange rates on cash and cash equivalents	(4,177)	(2,042)

Net increase (decrease) in cash and cash equivalents	32,683	(134,391)
Cash and cash equivalents at beginning of period	259,100	279,042

Cash and cash equivalents at end of period	$291,783	$144,651

Noncash transactions:
Property, plant and equipment recorded in accounts payable and accrued expenses	$21,058	$23,405
Common stock issued in connection with Viasystems acquisition (Note 2)	—	149,006

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

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest, as amended, which requires an entity to record debt issuance costs related to debt reported in the balance sheet as a direct deduction from the face amount of that debt. The update is effective for annual periods ending after December 15, 2015. The standard requires the use of the retrospective transition method. The Company adopted the new standard in the first quarter of 2016. Accordingly, as of September 26, 2016, approximately $26,314 of unamortized debt issuance costs were presented as a reduction of long-term debt on the Company’s consolidated condensed balance sheets. Furthermore, the Company reclassified approximately $31,171 of unamortized debt issuance costs that had been presented as other non-current assets as of December 28, 2015.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company at the beginning of fiscal year 2018, however application of the standard is allowed as early as the beginning of fiscal 2017. The standard permits the use of either the retrospective or cumulative effect transition method and management is currently evaluating which transition approach to use. The Company has assessed that the impact of the new guidance will result in a change to the timing of revenue recognition for a portion of the Company’s revenue stream from “point in time” upon physical delivery to an “over time” model and believes this transition could have a material impact on the Company’s consolidated financial statements upon adoption.

(2) Acquisition of Viasystems Group, Inc.

On May 31, 2015, the Company completed the acquisition of Viasystems Group, Inc. (Viasystems), for total consideration of $248,824 in cash and 15,082 shares of TTM common stock with a fair value of $149,006, and thereby acquired all of the outstanding shares of capital stock and other equity rights of Viasystems. Additionally, in connection with the completion of the acquisition, the Company assumed and refinanced Viasystems’ debt, which was approximately $669,024 as of May 31, 2015. Viasystems was a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and custom electronic assemblies.

Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $197 and $2,065 for the quarters ended September 26, 2016 and September 28, 2015, respectively, and $1,493 and $32,927 for the three quarters ended September 26, 2016 and September 28, 2015, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed statements of operations.

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

The purchase price of the Viasystems acquisition was allocated to tangible and intangible assets acquired, liabilities assumed and noncontrolling interest based on the fair value at the date of the acquisition (May 31, 2015). The excess of the purchase price over the fair value of net assets acquired and noncontrolling interest was allocated to goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. The Company finalized the allocation of the purchase price during the second quarter of 2016.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Goodwill represents the excess of the Viasystems purchase price over the fair value of tangibles and identifiable intangible assets acquired, liabilities assumed and noncontrolling interest. During the first two quarters of 2016, goodwill was adjusted to reflect:

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

Three quarters Ended September 28, 2015
(In thousands, except per share data)
Net sales	$1,933,430
Net loss attributable to TTM Technologies, Inc. stockholders	$(25,033)
Basic loss per share	$(0.28)

Dilutive loss per share	$(0.28)

The pro forma financial information as presented above is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Viasystems acquisition occurred at the beginning of the period presented, or the results that may be achieved in future periods.

(3) Consolidation Plan, Restructuring and Impairment Charges

On September 29, 2015, the Company announced a consolidation plan that resulted in the closure of the Company’s facilities in Cleveland, Ohio, Milpitas, California and Juarez, Mexico (the Consolidation Plan) and the laid off approximately 480 employees at these sites. The Consolidation Plan was part of the Company’s integration strategy to improve total plant utilization, operational performance and customer focus following its acquisition of Viasystems. In accordance with the Consolidation Plan, the Company has combined its Cleveland and Milpitas facilities into its North Jackson, Ohio and Silicon Valley, California facilities, respectively, and closed its Juarez facility.

In connection with the Consolidation Plan and other global realignment restructuring efforts, the Company recognized employee separation costs and contract termination and other costs during the quarter and three quarters ended September 26, 2016. Contract termination and other costs primarily represented plant closure costs for Cleveland, Ohio, Milpitas, California and Juarez, Mexico, as well as costs related to building operating leases associated with the downsizing of the St. Louis, Missouri office.

The below table summarizes such restructuring costs by operating segment:

	Quarter Ended September 26, 2016			Three quarters Ended September 26, 2016
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Operating Segment:
PCB	$157	$778	$935	$1,425	$1,878	$3,303
E-M Solutions	222	1,072	1,294	956	3,016	3,972
Corporate	(121)	(5)	(126)	(112)	842	730

	$258	$1,845	$2,103	$2,269	$5,736	$8,005

During the quarter and three quarters ended September 28, 2015, the Company recognized restructuring charges of $1,936 in its E-M Solutions segment. These charges primarily represent severance expense associated with the closure of the Juarez facility.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The below table shows the utilization of the accrued restructuring costs during the three quarters ended September 26, 2016:

	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Accrued at December 28, 2015	$6,044	$535	$6,579
Charged to expense	2,390	5,790	8,180
Adjustments to estimate	(121)	(54)	(175)
Amount paid	(7,575)	(4,725)	(12,300)

Accrued at September 26, 2016	$738	$1,546	$2,284

As of September 26, 2016, the remaining accrual for employee separation/severance, which relates to employees yet to be separated, was included as a component of accrued salaries, wages and benefits and the remaining unpaid estimated contract termination and other costs are included as a component of other accrued expenses in the consolidated condensed balance sheet. The Company expects the remaining employees to be separated and the remaining accrued restructuring costs to be substantially paid out by December 2016.

As of September 26, 2016, the Company has incurred approximately $15,178 of restructuring charges since the September 29, 2015 announcement and estimates that it will incur total charges of approximately $20,000 related to these closures and global realignment efforts.

The Company also recognized $3,346 in impairment charges during the three quarters ended September 26, 2016. As a result of the above mentioned plant closures and other plant realignment efforts, $1,393 of impairment charges were recognized in the consolidated condensed statement of operations related to machinery and equipment in the PCB operating segment for the three quarters ended September 26, 2016. Additionally, the Company expensed $1,953 of capitalized software costs in the Corporate operating segment during the three quarters ended September 26, 2016.

(4) Inventories

Inventories as of September 26, 2016 and December 28, 2015 consisted of the following:

	As of
	September 26, 2016	December 28, 2015
	(In thousands)
Inventories:
Raw materials	$69,739	$70,577
Work-in-process	115,880	97,193
Finished goods	95,550	101,153

	$281,169	$268,923

(5) Goodwill

As of September 26, 2016 and December 28, 2015, goodwill was as follows:

Total
(In thousands)
Balance as of December 28, 2015	$346,990
Goodwill recognized during the first two quarters of 2016	25,624
Foreign currency translation adjustment	(7)

Balance as of September 26, 2016	$372,607

All goodwill relates to the Company’s PCB reportable operating segment.

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(6) Definite-lived Intangibles

As of September 26, 2016 and December 28, 2015, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
September 26, 2016:
Customer relationships	$203,563	$(72,334)	$117	$131,346	8.1
Technology	3,000	(1,327)	—	1,673	3.0

	$206,563	$(73,661)	$117	$133,019

December 28, 2015:
Customer relationships	$91,492	$(80,152)	$426	$11,766	9.2
Trade name	10,302	(10,313)	11	—	6.0

Acquired intangibles from Viasystems acquisition
Customer relationships	147,500	(10,815)	—	136,685	8.1
Technology	3,000	(577)	—	2,423	3.0

	$252,294	$(101,857)	$437	$150,874

The September 26, 2016 and December 28, 2015 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $5,949 and $6,421 for the quarters ended September 26, 2016 and September 28, 2015, respectively, and $17,845 and $12,205 for the three quarters ended September 26, 2016 and September 28, 2015, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2016	$6,035
2017	23,647
2018	22,889
2019	18,746
2020	18,746
Thereafter	42,956

$133,019

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(7) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of September 26, 2016 and December 28, 2015:

	Average Effective Interest Rate as of September 26, 2016	September 26, 2016	Average Effective Interest Rate as of December 28, 2015	December 28, 2015
	(In thousands)
Term loan due May 2021	6.00%	$841,143	6.00%	$947,625
U.S. ABL revolving loan due May 2020	2.27%	80,000	2.17%	80,000
Convertible senior notes due December 2020	1.75%	250,000	1.75%	250,000
Capital lease	6.43%	1,875		—

		1,173,018		1,277,625
Less: Long-term debt unamortized discount		(64,854)		(75,668)
Long-term debt unamortized debt issuance costs		(26,314)		(31,171)

		1,081,850		1,170,786
Less: current maturities		(146,473)		(157,375)

Long-term debt, less current maturities		$935,377		$1,013,411

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

The Term Loan was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 4%, at the Company’s option. At September 26, 2016, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150,000, a letter of credit facility of up to $75,000, and swingline loans of up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 175 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 75 basis points, at the Company’s option. At September 26, 2016, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.27%. The applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans or from 50 to 100 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and inventories as well as by a second position against a significant amount of the assets of the Company and its domestic subsidiaries and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below. At September 26, 2016, $80,000 of the U.S. ABL was outstanding and classified as short-term debt.

The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150,000 and a letter of credit facility of up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of cash and receivables of certain of the Companies subsidiaries in Asia and are structurally senior to the Company’s domestic obligations, including the convertible senior notes. See Convertible Senior Notes below. Additionally, certain of the Company’s subsidiaries in Asia have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At September 26, 2016, none of the Asia ABL was outstanding.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company is required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis. Based on certain parameters defined in the Term Loan agreement, the Company may be required to make an additional principal payment on an annual basis. Any additional annual payments or prepayments reduce future required quarterly scheduled payments. During the three quarters ended September 26, 2016, the Company made debt principal payments totaling $106,482, representing normally scheduled principal payments as well as additional prepayments of principal. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At September 26, 2016, the Company was in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

As of September 26, 2016 and December 28, 2015, remaining unamortized debt discount of $25,405 and $30,242, respectively, and debt issuance costs of $22,361 and $26,619, respectively, related to the Term Loan. These debt discount and debt issuance costs are recorded as a reduction of the Term Loan and are amortized over the duration of the Term Loan into interest expense using an effective interest rate of 7.50%.

Additionally, remaining unamortized debt issuance costs related to the ABL Revolving Loans were $3,573 and $4,303 as of September 26, 2016 and December 28, 2015, respectively. These debt issuance costs are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

At September 26, 2016, the remaining amortization period for the unamortized debt discount and debt issuance costs for both the Term Loan and the ABL Revolving Loans was 4.6 years.

The Company is required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL based on utilization levels. Additionally, the Company also paid commitment fees of 0.5% per annum on the unused portion of the $90,000 senior secured revolving loan associated with the terminated 2012 credit agreement for the three quarters ended September 28, 2015. The Company incurred total commitment fees related to unused borrowing availability of $171 and $200 for the quarters ended September 26, 2016 and September 28, 2015, respectively, and $516 and $565 for the three quarters ended September 26, 2016 and September 28, 2015, respectively. As of September 26, 2016, the outstanding amount of the Term Loan was $841,143, of which $66,143 is included as short-term debt and the remaining $775,000 is included as long-term debt. Additionally, $80,000 of the U.S. ABL and none of the Asia ABL was outstanding as of September 26, 2016. Available borrowing capacity under the U.S. ABL and Asia ABL was $63,003 and $142,904, which includes letters of credit outstanding of $6,997 and $7,096 mentioned below, respectively, at September 26, 2016.

Subsequent to September 26, 2016, the Company issued a new $775,000 Term Loan (New Term Loan) at an interest rate of LIBOR plus 4.25%, a reduction of 75 basis points from its previous Term Loan, and repaid in full the $841,143 of the previously issued Term Loan outstanding, which resulted in an overall net reduction of $66,143 in the Term Loan outstanding. Principal payments under the New Term Loan are due quarterly beginning in April 2020 with the balance due on May 31, 2021, the same maturity as the previous Term Loan. In addition, the Company amended its U.S. ABL credit facility to increase the amount available under the U.S. ABL to $200,000, reduce the applicable margin by 0.25% for both Eurodollar loans and ABR loans, and reduce the Letters of Credit Facilities to $50,000.

Letters of Credit

The Company has up to $75,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively, as mentioned above. As of September 26, 2016, letters of credit in the amount of $6,997 were outstanding under the U.S. ABL and $7,096 were outstanding under the Asia ABL with various expiration dates through September 2017.

At December 28, 2015, certain letters of credit were securitized by cash collateral. As such the Company had recorded such cash as restricted cash on the consolidated condensed balance sheet as of December 28, 2015. As of September 26, 2016, none of the letters of credit were securitized by cash collateral.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Convertible Senior Notes due 2015

The Company issued 3.25% convertible senior notes due on May 15, 2015 in a public offering for an aggregate principal amount of $175,000. In May 2015 the outstanding principal of $32,395 plus accrued interest was paid in full.

As of September 26, 2016 and December 28, 2015, the following summarizes the equity components of the convertible senior notes included in additional paid-in capital:

	As of September 26, 2016 and December 28, 2015
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311

The components of interest expense resulting from the convertible senior notes for the quarters and three quarters ended September 26, 2016 and September 28, 2015 are as follows:

	For the Quarter Ended		For the Three quarters Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
	(In thousands)
Contractual coupon interest
Convertible senior notes due 2020	$1,094	$1,094	$3,281	$3,281
Convertible senior notes due 2015	—	—	—	395

	$1,094	$1,094	$3,281	$3,676

Amortization of debt discount
Convertible senior notes due 2020	$2,025	$1,898	$5,977	$5,603
Convertible senior notes due 2015	—	—	—	554

	$2,025	$1,898	$5,977	$6,157

Amortization of debt issuance costs
Convertible senior notes due 2020	$203	$190	$599	$561
Convertible senior notes due 2015	—	—	—	56

	$203	$190	$599	$617

As of September 26, 2016 and December 28, 2015, remaining unamortized debt discount of $39,449 and $45,426, respectively, and debt issuance costs of $3,953 and $4,552, respectively, related to the convertible senior notes. These debt discount and debt issuance costs are recorded as a reduction of the convertible senior notes and are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At September 26, 2016, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 4.2 years.

For the quarter and three quarters ended September 26, 2016 and September 28, 2015, the amortization of the convertible senior notes due 2020 debt discount and debt issuance costs was based on an effective interest rate of 6.48%. For the three quarters ended September 28, 2015, the amortization of the convertible senior notes due 2015 debt discount and debt issuance costs was based on an effective interest rate of 8.37%.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $34,500 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2016. As of September 26, 2016, the Chinese Revolver had not been drawn upon.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Loss on Extinguishment of Debt

The Company became a party to its current Term Loan and ABL Revolving Loans during the second quarter of 2015 in order to refinance and pay in full the remaining outstanding amount of $225,700 under an existing 2012 credit agreement, as well as to finance the acquisition of Viasystems and refinance Viasystems’ outstanding debt. As a result, the Company recognized losses of approximately $802 for the three quarters ended September 28, 2015 resulting from the write off of the remaining unamortized debt issuance costs associated with the terminated 2012 credit agreement.

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

During the quarter and three quarters ended September 26, 2016, the Company’s effective tax rate was impacted by a net discrete benefit of $240 and $6,733, respectively, related to (i) tax holiday benefits, (ii) release of uncertain tax positions due to expiration of the statute of limitations in a foreign jurisdiction, and (iii) accrued interest on existing uncertain tax positions. Additionally, no tax benefit was recorded on the losses incurred in the U.S. and certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions. The Company’s foreign earnings attributable to certain foreign subsidiaries will be indefinitely reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings of those certain foreign subsidiaries are recorded.

Certain entities in China operated under tax incentives effective through 2016. For the quarter and three quarters ended September 26, 2016, the tax incentives decreased Chinese taxes by approximately $1,564 and $6,089, respectively, which increased basic earnings per share by $0.02 and $0.06, and increased diluted earnings per share by $0.01 and $0.05, respectively.

(9) Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss) as of September 26, 2016 and December 28, 2015:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at December 28, 2015	$2,895	$(1,272)	$1,623
Other comprehensive loss before reclassifications	(19,061)	(17)	(19,078)
Amounts reclassified from accumulated other comprehensive income	—	128	128

Other comprehensive (loss) income	(19,061)	111	(18,950)

Ending balance at September 26, 2016	$(16,166)	$(1,161)	$(17,327)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following provides a summary of reclassifications out of accumulated other comprehensive income (loss) for the quarters and three quarters ended September 26, 2016 and September 28, 2015:

		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		For the Quarter Ended		For the Three quarters Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Statement of Operations Location	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Loss on cash flow hedges	Depreciation expense, net of tax	$47	$44	$128	$129

Gain on foreign currency translation	Gain on sale of assets, net of tax	$—	$—	$—	$(1,786)

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

For both of the quarters ended September 26, 2016 and September 28, 2015, one customer accounted for approximately 17% of the Company’s net sales. For the three quarters ended September 26, 2016 and September 28, 2015, one customer accounted for approximately 13% and 21%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarters or three quarters ended September 26, 2016 and September 28, 2015.

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

The carrying amount and estimated fair value of the Company’s financial instruments at September 26, 2016 and December 28, 2015 were as follows:

	September 26, 2016		December 28, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term and revolving loans	$873,377	$921,143	$970,764	$935,000
Convertible senior notes due 2020	206,598	325,625	200,022	230,950
Capital lease	1,875	1,875	—	—

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of September 26, 2016 and December 28, 2015, which are considered Level 1 and Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of September 26, 2016 and December 28, 2015, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash and cash equivalents at September 26, 2016 consisted of $117,566 held in the U.S., with the remaining $174,217 held by foreign subsidiaries.

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

The Company recognized impairment charges related to long-lived assets of $3,346 in the three quarters ended September 26, 2016. The fair values of the impaired long-lived assets were based on level 2 and 3 inputs. There was no impairment of long-lived assets recognized in the quarter ended September 26, 2016 or for the quarter and three quarters ended September 28, 2015.

(12) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of September 26, 2016 and December 28, 2015. However, these amounts are not material to the consolidated condensed financial statements of the Company.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(13) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the quarters and three quarters ended September 26, 2016 and September 28, 2015:

	Quarter Ended		Three quarters Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
	(In thousands, except per share amounts)
Basic earnings (loss):
Basic earnings (loss)	$25,582	$(2,237)	$36,866	$(35,403)

Diluted earnings (loss):
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$25,582	$(2,237)	$36,866	$(35,403)
Interest expense from convertible senior notes, net of tax	3,321	—	—	—

Diluted earnings (loss)	$28,903	$(2,237)	$36,866	$(35,403)

Basic shares	100,245	99,128	100,004	90,522
Dilutive effect of performance-based stock units, restricted stock units and stock options	1,460	—	1,090	—
Dilutive effect of assumed conversion of convertible senior notes outstanding	25,940	—	—	—

Diluted shares	127,645	99,128	101,094	90,522

Income (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.26	$(0.02)	$0.37	$(0.39)

Diluted	$0.23	$(0.02)	$0.36	$(0.39)

For the quarter and three quarters ended September 26, 2016, performance-based stock units (PRUs), restricted stock units (RSUs) and stock options to purchase 233 and 1,174 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the applicable quarter and three quarters and, therefore, the effect would be anti-dilutive.

For the three quarters ended September 26, 2016, the effect of shares of common stock related to the Company’s convertible senior notes, based on the if-converted method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

For the quarter and three quarters ended September 28, 2015, potential shares of common stock, consisting of stock options to purchase approximately 422 shares of common stock at exercise prices ranging from $5.78 to $16.82 per share, 2,326 RSUs, and 275 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

For the quarters and three quarters ended September 26, 2016 and September 28, 2015, outstanding warrants to purchase 25,940 and 27,500 shares of common stock, respectively, were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarters and three quarters, and therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(14) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three quarters Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
	(In thousands)
Cost of goods sold	$412	$322	$1,161	$790
Selling and marketing	268	294	749	834
General and administrative	2,119	2,056	5,980	5,402

Stock-based compensation expense recognized	$2,799	$2,672	$7,890	$7,026

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarters and three quarters ended September 26, 2016, management determined that vesting of the PRU awards was probable. PRUs activity for the three quarters ended September 26, 2016 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at December 28, 2015	301	$8.58
Granted	347	6.46
Change in units due to annual financial target performance achievement	(20)	6.46

Outstanding target shares at September 26, 2016	628	$7.48

Restricted Stock Units

The Company granted 1,814 and 1,301 restricted stock units during the three quarters ended September 26, 2016 and September 28, 2015, respectively. The RSUs granted have a weighted-average fair value per unit of $6.74 and $9.15 for the three quarters ended September 26, 2016 and September 28, 2015, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant. There were no restricted stock units granted during the quarters ended September 26, 2016 and September 28, 2015.

Stock Options

The Company did not grant any stock option awards during the quarters and three quarters ended September 26, 2016 and September 28, 2015.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of September 26, 2016:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(years)
RSU awards	$14,067	1.4
PRU awards	2,063	1.6

	$16,130

(15) Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company has reviewed its reportable operating segments and determined that it continues to have two reportable operating segments: PCB and E-M Solutions. This determination was made based on the criteria of earning revenues and incurring expenses, the Company’s organizational structure which has segment managers who report to the chief operating decision maker, discrete financial information, and the aggregation of similar operating segments into reportable operating segments. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods, and regulatory environments.

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

The Company accounts for inter-segment sales and transfers consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarters and three quarters ended September 26, 2016 and September 28, 2015, are sales primarily from the PCB to the E-M Solutions operating segment.

	Quarter Ended		Three quarters Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
	(In thousands)
Net Sales:
PCB	$598,656	$604,771	$1,692,175	$1,332,996
E-M Solutions	46,246	49,658	143,151	97,634

Total sales	644,902	654,429	1,835,326	1,430,630
Inter-segment sales	(3,182)	(2,424)	(8,501)	(4,016)

Total net sales	$641,720	$652,005	$1,826,825	$1,426,614

Operating Segment Income (Loss):
PCB	$75,501	$52,191	$189,838	$105,907
E-M Solutions	1,421	(1,729)	1,655	(1,188)
Corporate	(20,747)	(20,445)	(69,841)	(67,713)

Total operating segment income (loss)	56,175	30,017	121,652	37,006
Amortization of definite-lived intangibles	(5,949)	(6,421)	(17,845)	(12,205)

Total operating income (loss)	50,226	23,596	103,807	24,801
Total other expense	(14,943)	(17,004)	(52,411)	(36,083)

Income (loss) before income taxes	$35,283	$6,592	$51,396	$(11,282)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology, facilities and human resources personnel, as well as global sales and marketing personnel and acquisition and integration costs associated with the acquisition of Viasystems. Corporate includes bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $197 and $2,065 for the quarters ended September 26, 2016 and September 28, 2015, respectively, and $1,493 and $32,927 for the three quarters ended September 26, 2016 and September 28, 2015, respectively.

(16) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepreg from these related parties in the amount of $12,292 and $21,167 for the quarters ended September 26, 2016 and September 28, 2015, respectively, and $42,549 and $43,335 for the three quarters ended September 26, 2016 and September 28, 2015, respectively.

Dongguan Shengyi Electronics Ltd. (SYE) is also a related party as it is a wholly owned subsidiary of an entity in which a significant shareholder of the Company holds an equity interest. The Company sells PCBs to SYE and purchases PCBs including various services relating to PCB manufacturing from SYE. Sales to SYE for the quarters ended September 26, 2016 and September 28, 2015 were $254 and $1,042, respectively, and $863 and $3,867 for the three quarters ended September 26, 2016 and September 28, 2015, respectively. Purchases of PCBs, including various services relating to PCB manufacturing, for the quarter ended September 28, 2015 were $344, and $1,840 for the three quarters ended September 28, 2015. There were no purchases of PCBs including various services relating to PCB manufacturing for the quarter or three quarters ended September 26, 2016.

As of September 26, 2016 and December 28, 2015, the Company’s consolidated condensed balance sheets included $16,952 and $29,306, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and various PCB manufacturing services and such balances are included as a component of accounts payable on the consolidated condensed balance sheets. Additionally, the Company’s consolidated condensed balance sheets included $598 and $1,999, in accounts receivable due from a related party for sales of PCBs to SYE, as of September 26, 2016 and December 28, 2015, respectively, as mentioned above, and such balances are included as a component of accounts receivable, net on the consolidated condensed balance sheets.

(17) Distribution of profits

As stipulated by the relevant laws and regulations of China applicable to the Company’s subsidiaries in China, each of such subsidiaries is required to make appropriations from its net income as determined in accordance with accounting principles and the relevant financial regulations of China (PRC GAAP) to a non-distributable reserve, also referred to as statutory surplus reserve. The appropriations to the statutory surplus reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP and required until the balance reaches 50% of its registered capital. The statutory surplus reserve is used to offset future or past losses. These Chinese subsidiaries may, upon a resolution passed by their respective shareholders, convert the statutory surplus reserve into capital. An increase in such appropriations of approximately $597 was made to the statutory surplus reserve of these Chinese subsidiaries for the quarter ended September 26, 2016.

(18) Sale of Suzhou, China Manufacturing Facility

During the three quarters ended September 28, 2015, the Company sold its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary, which held its Suzhou, China manufacturing facility, for $21,275 and recognized a gain of $2,504. This subsidiary was included in the Company’s PCB operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q. Some additional factors that could cause actual results to differ include:

•	our ability to minimize design or manufacturing defects in our products;
•	changes in our industry, interest rates, or the general economy;
•	the effects of economic cycles and fluctuations in the worldwide demand for electronic products;
•	our ability to adapt to changing laws and regulations in China;
•	our ability to manage the risks associated with manufacturing facilities inside and outside of the United States;
•	our ability to respond to technological change and process development;
•	our ability to compete successfully against other manufacturers;
•	our reliance on a relatively small number of OEMs for a large portion of our net sales;
•	our reliance on raw materials suppliers to satisfy our product quality standards;
•	our ability to comply with environmental laws;
•	our reliance on the U.S. government for a substantial portion of our business;
•	our ability to retain our employees who have important industry experience, including our key senior executives;
•	our future sources of, and needs for, liquidity and capital resources;
•	our ability to repay our debt obligations as they come due;
•	our ability to successfully integrate acquisitions;
•	our exposure to intellectual property infringement claims and litigation;
•	the effect of climate change initiatives on our business and operations; and
•	our reliance on OEMs to outsource their PCB manufacturing and backplane assemble needs for us.

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

On May 31, 2015, we completed the acquisition of Viasystems Group, Inc. (Viasystems), for total consideration of $248.8 million in cash and 15.1 million shares of TTM common stock with a fair value of $149.0 million, and thereby acquired all of the outstanding shares of capital stock and other equity rights of Viasystems. Additionally, in connection with the completion of the acquisition, we assumed and refinanced Viasystems’ debt, which was approximately $669.0 million as of May 31, 2015. Viasystems was a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and custom electronic assemblies.

The acquisition of Viasystems has had and will continue to have a significant effect on our operations and financial results. We have greatly increased and diversified our revenue base and added the fast growing automotive end market to our portfolio of markets we serve. Our financial results for the third quarter and three quarters ended 2016 demonstrate the benefits of this diversification along with our strong operational execution and focus on realizing synergies from the integration. These results are reflected in improved gross and operating margins the third quarter and three quarters ended 2016 as compared to the same periods in 2015.

On May 31, 2015, in conjunction with the acquisition of Viasystems, we entered into a $950.0 million Term Loan Credit Agreement (Term Loan). During the three quarters ended September 26, 2016, the Company made debt principal payments totaling $106.5 million, representing normally scheduled principal payments as well as additional prepayments of principal.

Subsequent to September 26, 2016, we issued a new $775.0 million Term Loan (New Term Loan) at an interest rate of LIBOR plus 4.25%, a reduction of 75 basis points from our previous Term Loan, and repaid in full the $841.1 million of our previous Term Loan outstanding, which resulted in an overall net reduction of $66.1 million in the Term Loan outstanding. Principal payments under the New Term Loan are due quarterly beginning in April 2020 with the balance due on May 31, 2021, the same maturity as the previous Term Loan. In addition, we amended our U.S. ABL credit facility to increase the amount available under the U.S. ABL to $200.0 million, reduce the applicable margin by 0.25% for both Eurodollar loans and ABR loans, and reduce the Letters of Credit Facilities to $50.0 million.

While our customers include both OEM and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our 10 largest customers accounted for 46% and 45% of our net sales for the quarters ended September 26, 2016 and September 28, 2015, respectively, and 42% and 51% for the three quarters ended September 26, 2016 and September 28, 2015, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Three quarters Ended
End Markets(1)(2)(4)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Aerospace/Defense	15%	14%	15%	15%
Automotive(2)	19	17	20	12
Cellular Phone(3)	17	16	12	22
Computing/Storage/Peripherals(3)	12	12	13	11
Medical/Industrial/Instrumentation	14	14	15	12
Networking/Communications	21	25	23	26
Other(2)(3)	2	2	2	2

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Certain reclassifications of prior year end market percentages have been made to conform to the current year presentation. Beginning 2015, Automotive has been reclassified from the Other end market.
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

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Three quarters Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.9	86.3	84.1	85.8

Gross profit	17.1	13.7	15.9	14.2

Operating expenses:
Selling and marketing	2.4	2.7	2.7	2.8
General and administrative	5.6	6.1	5.9	8.8
Amortization of definite-lived intangibles	0.9	1.0	1.0	0.9
Impairment of long-lived assets	—	—	0.2	—
Restructuring charges	0.4	0.3	0.4	0.1
Gain on sale of asset	—	—	—	(0.1)

Total operating expenses	9.3	10.1	10.2	12.5

Operating income	7.8	3.6	5.7	1.7
Other income (expense):
Interest expense	(2.9)	(3.2)	(3.3)	(2.8)
Loss on extinguishment of debt	—	—	—	(0.1)
Other, net	0.6	0.6	0.4	0.4

Total other expense, net	(2.3)	(2.6)	(2.9)	(2.5)

Income (loss) before income taxes	5.5	1.0	2.8	(0.8)
Income tax provision	(1.5)	(1.3)	(0.8)	(1.7)

Net income (loss)	4.0	(0.3)	2.0	(2.5)
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	4.0%	(0.3)%	2.0%	(2.5)%

We have reviewed our reportable operating segments and determined that we continue to have two reportable operating segments: PCB and E-M Solutions. This determination was made based on the criteria of earning revenues and incurring expenses, our organizational structure which has segment managers who report to the chief operating decision maker, discrete financial information, and the aggregation of similar operating segments into reportable operating segments.

The following table compares net sales by reportable segment for the quarters and three quarters ended September 26, 2016 and September 28, 2015:

	Quarter Ended		Three quarters Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
	(In thousands)
Net Sales:
PCB	$598,656	$604,771	$1,692,175	$1,332,996
E-M Solutions	46,246	49,658	143,151	97,634

Total sales	644,902	654,429	1,835,326	1,430,630
Inter-segment sales	(3,182)	(2,424)	(8,501)	(4,016)

Total net sales	$641,720	$652,005	$1,826,825	$1,426,614

Net Sales

Total net sales decreased $10.3 million, or 1.6%, from $652.0 million for the third quarter of 2015 to $641.7 million for the third quarter of 2016. Net sales for the PCB operating segment, excluding inter-segment sales, decreased $6.9 million, or 1.1%, from $602.4 million for the third quarter of 2015 to $595.5 million for the third quarter of 2016. This decrease is primarily due to lower demand in our Computing/Storage/Peripherals and Networking/Communications end markets, partially offset by higher demand in

Aerospace/Defense and Cellular Phone end markets. This resulted in an average PCB selling price decrease of 4.6% which was driven by a product mix shift, partially offset by a 4.8% increase in PCB shipments as compared to the third quarter of 2015. Net sales for the E-M Solutions operating segment decreased $3.4 million, or 6.9%, from $49.6 million for the third quarter of 2015 to $46.2 million for the third quarter of 2016 due to lower demand in our Networking/Communications end market, partially offset by higher demand in our Automotive end market.

Total net sales increased $400.2 million, or 28.1%, from $1,426.6 million for the first three quarters of 2015 to $1,826.8 million for the first three quarters of 2016. Net sales for the PCB operating segment, excluding inter-segment sales, increased $354.4 million, or 26.7%, from $1,329.3 million for the first three quarters of 2015 to $1,683.7 million for the first three quarters of 2016. This increase is primarily due to the additional sales resulting from the acquisition of Viasystems, which accounted for $410.7 million of the net increase in PCB sales for the first three quarters of 2016, partially offset by lower demand in our Cellular Phone and Networking/Communications end markets. These changes, including the sales from Viasystems, resulted in a 57.2% increase in PCB shipments as compared to the first three quarters of 2015, partially offset by an average PCB selling price decrease of 18.5%, which was driven by a product mix shift resulting from the acquisition. Net sales for the E-M Solutions operating segment increased $45.8 million from $97.4 million for the first three quarters of 2015 to $143.2 million for the first three quarters of 2016. This increase is due to the additional sales resulting from the acquisition of Viasystems.

Gross Margin

Overall gross margin increased from 13.7% for the third quarter of 2015 to 17.1% for the third quarter of 2016, and from 14.2% for the first three quarters of 2015 to 15.9% for the first three quarters of 2016.

Gross margin for the PCB operating segment increased from 14.3% for the third quarter of 2015 to 17.7% for the third quarter of 2016, and from 14.8% for the first three quarters of 2015 to 16.9% for the first three quarters of 2016, primarily due to the improved operating performance at certain acquired manufacturing facilities and the benefits resulting from our synergy initiatives, partially offset by reduced volumes at our facilities supporting the Networking/Communications end market.

Gross margin for the E-M Solutions operating segment increased from 5.8% for the third quarter of 2015 to 11.0% for the third quarter of 2016, and from 5.7% for the first three quarters of 2015 to 8.6% for the first three quarters of 2016, primarily due to savings from the closure of our Juarez, Mexico facility and increased production volumes at certain acquired facilities.

Selling and Marketing Expenses

Selling and marketing expenses decreased $2.0 million, from $17.6 million for the third quarter of 2015 to $15.6 million for the third quarter of 2016. As a percentage of net sales, selling and marketing expenses were 2.7% for the third quarter of 2015, as compared to 2.4% for the third quarter of 2016. The decrease in the third quarter expense and as a percentage of net sales is primarily related to workforce reductions associated with global realignment efforts.

Selling and marketing expenses increased $10.1 million, from $39.4 million for the first three quarters of 2015 to $49.5 million for the first three quarters of 2016. As a percentage of net sales, selling and marketing expenses were 2.8% for the first three quarters of 2015, as compared to 2.7% for the first three quarters of 2016. The increase in the expense for the first three quarters primarily relates to increased selling and marketing expense incurred with the acquisition of Viasystems, partially offset by workforce reductions associated with global realignment efforts. The decrease as a percentage of net sales was primarily due to higher net sales and saving from workforce reductions mentioned above.

General and Administrative Expenses

General and administrative expenses decreased $3.9 million from $39.5 million, or 6.1% of net sales, for the third quarter of 2015 to $35.6 million, or 5.6% of net sales, for the third quarter of 2016. General and administrative expenses decreased $17.8 million from $126.0 million, or 8.8% of net sales, for the first three quarters of 2015 to $108.2 million, or 5.9% of net sales, for the first three quarters of 2016. The decrease in expense primarily related to a decrease of $1.9 million and $31.4 million for the quarter and three quarters ended September 26, 2016, respectively, in acquisition related costs, partially offset by increased expenses incurred with the acquisition of Viasystems. The decrease in general and administrative expense as percentage of net sales was primarily due to the decrease in acquisition related costs and higher net sales.

Impairment of Long-Lived Assets and Restructuring Charges

For the third quarter and the first three quarters of 2016, we incurred restructuring charges of $2.1 million and $8.0 million, respectively, which primarily related to the consolidation plan announced September 29, 2015 that resulted in the closure of our facilities in Cleveland, Ohio, Milpitas, California, and Juarez, Mexico (the Consolidation Plan) and other global realignment efforts. These charges primarily represented severance and contract termination and other costs. Approximately $0.9 million and $3.3 million of these restructuring charges were recognized in our PCB operating segment for the third quarter and the first three quarters of 2016, respectively, $1.3 million and $4.0 million were recognized in our E-M Solutions operating segment for the third quarter and the first three quarters of 2016, respectively, and $0.7 million was recognized in our Corporate operating segment for the first three quarters of 2016. As of September 26, 2016, we have incurred approximately $15.2 million of such charges since the September 29, 2015 announcement and estimate that we will incur total charges of approximately $20.0 million related to these closures and other global realignment efforts.

Additionally, as a result of the above mentioned plant closures and other plant realignment efforts, we also recognized impairment charges of $3.3 million for the first three quarters of 2016, of which $1.4 million were recognized in our PCB operating segment and $1.9 million were recognized related in the Corporate operating segment. The impairment charge for the PCB operating segment related to machinery and equipment while the impairment charge for the Corporate operating segment related to the write-off of capitalized software costs.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment or restructuring charges could result that would adversely affect our results of operations and financial condition.

Other Income (Expense)

Other expense, net decreased $2.1 million from $17.0 million for the third quarter of 2015 to $14.9 million for the third quarter of 2016. The decrease in other expense, net for the third quarter was primarily due to a decrease in interest expense related to the Term Loan, totaling $841.1 million as of September 26, 2016 at a weighted average interest rate of 6.0%, which was entered into on May 31, 2015 in connection with the acquisition of Viasystems, resulting from normally scheduled principal payments as well as additional Term Loan prepayments of principal of $106.5 million.

Other expense, net increased $16.3 million from $36.1 million for the first three quarters of 2015 to $52.4 million for the first three quarters of 2016. The increase was primarily due to an increase in interest expense related to the Term Loan and U.S. ABL, at a weighted average interest rate of 5.7%, which was entered into on May 31, 2015 in connection with the acquisition of Viasystems. This increase was partially offset by $2.0 million of higher foreign currency transaction gains for the three quarters ended September 26, 2016, respectively, due primarily to the devaluation of the RMB, which is utilized at certain of our Asia operations.

Income Taxes

The provision for income taxes increased by $0.8 million from $8.7 million of tax expense for the third quarter of 2015 to $9.5 million of tax expense for the third quarter of 2016. The increase in income tax expense was primarily due to an increase of operating income in higher tax rate jurisdictions in the third quarter of 2016 compared to 2015. In addition, purchase accounting adjustments further decreased the third quarter of 2015 net book income before taxes in taxable foreign jurisdictions. The provision for income taxes decreased $10.0 million from $24.0 million of tax expense for the first three quarters of 2015 to $14.0 million of tax expense for the first three quarters of 2016. The decrease in income tax expense in 2016 as compared to 2015 was primarily due to discrete tax benefits recorded in the three quarters of 2016 related to the release of existing uncertain tax positions due to the expiration of the statute of limitations and research and development tax benefits in certain foreign jurisdictions. Further, a discrete tax expense was recorded during the three quarters of 2015 related to a valuation allowance that was provided against our existing U.S. net deferred tax assets.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of credits and deductions available to us, changes in the valuation allowance, and certain non-deductible items. U.S. and certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. As of September 26, 2016, we had net deferred income tax liabilities of approximately $10.5 million and as of December 28, 2015, we had net deferred income tax liabilities of approximately $13.1 million.

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

Cash flow provided by operating activities during the first three quarters of 2016 was $200.7 million as compared to $97.6 million in the same period in 2015. The increase in cash flow was primarily due to higher net income. As of September 26, 2016, we had net working capital of approximately $309.1 million compared to $277.5 million as of December 28, 2015. Cash cycle days were 46 days for the third quarter of 2016 as compared to 52 days for the same quarter of 2015.

Net cash used in investing activities was approximately $57.5 million for the first three quarters of 2016 primarily reflecting purchases of property, plant and equipment, net of proceeds from sales of property, plant and equipment and assets held for sale of $61.0 million, less release of restricted cash to cash and cash equivalents of $3.5 million. For the first three quarters of 2015, net cash used in investing activities was approximately $226.6 million primarily reflecting the acquisition of Viasystems, net of cash acquired, in the amount of $169.2 million, and purchases of property, plant and equipment, net of proceeds from sale of property, plant and equipment and asset held for sale of $55.5 million.

Net cash used in financing activities was approximately $106.4 million for the first three quarters of 2016 primarily reflecting the repayment of normally scheduled principal payments as well as additional prepayments of principal of long-term debt. For the first three quarters of 2015, net cash used in financing activities was approximately $3.3 million reflecting proceeds from long-term debt and a revolving loan totaling $1,030.0 million, offset by the repayment of $966.5 million of debt, including the assumed long-term debt in the acquisition of $669.0 million, payoff of the 2012 credit agreement term loan, the payoff of the remaining 2015 convertible senior notes, and payment of debt issuance costs and original issue discount of $67.4 million associated with the new long-term borrowing and revolver loan totaling $1,030.0 million.

As of September 26, 2016, we had cash and cash equivalents of approximately $291.8 million, of which approximately $174.2 million was held by our foreign subsidiaries, primarily in Asia. Cash and cash equivalents held by our foreign locations are expected to be used in local operations.

Our 2016 capital expenditures are expected to be in the range of $105 million to $115 million. The expenditures will fund capital equipment purchases to increase production capacity, especially for advanced technology manufacturing, comply with changing environmental regulations, replace aging equipment, and expand our technological capabilities.

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

The Term Loan Credit agreement was issued at a discount at 96.5% and bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 5.0%. At September 26, 2016, the weighted average interest rate on the outstanding borrowings under the Term Loan was 6.0%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of our assets and our domestic subsidiaries and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and is structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $150.0 million, a letter of credit facility of up to $75.0 million, and swingline loans of up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at a floating rate of LIBOR plus a margin of 175 basis points. At September 26, 2016, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.27%. The applicable margin can vary based on the remaining availability of the facility, from 150 to 200 basis points for LIBOR-based loans. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and inventories as well as by a second position against a significant amount of our assets and our domestic subsidiaries and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and are structurally senior to our convertible senior notes. See Convertible Senior Notes due 2020 below. At September 26, 2016, $80.0 million of the U.S. ABL was outstanding and classified as short term debt.

We and our domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150.0 million and a letter of credit facility of up to $100.0 million provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 175 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of cash and receivables of certain of our subsidiaries in Asia and are structurally senior to our domestic obligations, including our convertible senior notes. See Convertible Senior Notes due 2020 below. Additionally, certain of our subsidiaries in Asia have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At September 26, 2016, none of the Asia ABL was outstanding.

We are required to make scheduled payments of the outstanding Term Loan balance on a quarterly basis. Based on certain parameters defined in the Term Loan agreement, we may be required to make an additional principal payment on an annual basis. Any additional annual payments or prepayments reduce future required quarterly scheduled payments. During the three quarters ended September 26, 2016, we made debt principal payments totaling $106.5 million, representing normally scheduled principal payments as well as additional prepayments of principal. From time to time, we may make additional principal payments in the normal course of business as cash flow allows. Any other outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Borrowings under the Term Loan are subject to various financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At September 26, 2016, we were in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

We are also required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL based on utilization levels. Additionally, we also paid commitment fees of 0.5% per annum on the unused portion of the $90.0 million senior secured revolving loan associated with the terminated 2012 credit agreement for the three quarters ended September 28, 2015. We incurred total commitment fees related to unused borrowing availability of $0.2 million and $0.5 million for the quarter and three quarters ended September 26, 2016, respectively. As of September 26, 2016, the outstanding amount of the Term Loan was $841.1 million, of which $66.1 million is included in short-term debt and the remaining $775.0 million is included as long-term debt. Additionally, $80.0 million of the U.S. ABL and none of the Asia ABL was outstanding as of September 26, 2016. Available borrowing capacity under the U.S. ABL and Asia ABL was $63.0 million and $142.9 million, respectively, which includes $7.0 million and $7.1 million of outstanding letters of credit mentioned below, respectively, at September 26, 2016.

Subsequent to September 26, 2016, we issued a New Term Loan for $775.0 million at an interest rate of LIBOR plus 4.25%, a reduction of 75 basis points from our previous Term Loan, and repaid in full the $841.1 million of our previous Term Loan outstanding, which resulted in an overall net reduction of $66.1 million in the Term Loan outstanding. Principal payments under the New Term Loan are due quarterly beginning in April 2020 with the balance due on May 31, 2021, the same maturity as the previous Term Loan. In addition, we amended our U.S. ABL credit facility to increase the amount available under the U.S. ABL to $200.0 million, reduce the applicable margin by 0.25% for both Eurodollar loans and ABR loans, and reduce the Letters of Credit Facilities to $50.0 million.

Letters of Credit

We have up to $75.0 million and $100.0 million Letters of Credit Facilities available under the U.S. ABL and the Asia ABL, respectively. As of September 26, 2016, letters of credit in the amount of $7.0 million were outstanding under the U.S. ABL and $7.1 million were outstanding under the Asia ABL with various expiration dates through September 2017.

Chinese Revolver

We are party to a revolving loan credit facility with a lender in China. Under this arrangement, the lender has made available to us approximately $34.5 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in December 2016. As of September 26, 2016, the Chinese Revolver had not been drawn upon.

Convertible Senior Notes due 2020

In December 2013, we issued 1.75% convertible senior notes due December 15, 2020, in a public offering for an aggregate principal amount of $250.0 million. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. Offering expenses are being amortized to interest expense over the term of the convertible senior notes.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 26, 2016:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$923,018	$146,473	$724	$775,821	$—
Convertible debt obligations	250,000	—	—	250,000	—
Interest on debt obligations	252,710	65,975	102,959	83,776	—
Equipment payables	13,057	13,057	—	—	—
Purchase obligations	72,514	66,472	6,042	—	—
Operating lease commitments	27,282	8,914	8,584	4,490	5,294

Total contractual obligations	$1,538,581	$300,891	$118,309	$1,114,087	$5,294

(1)	Unrecognized uncertain tax benefits of $35.0 million are not included in the table above as the settlement timing is uncertain.

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

See Liquidity and Capital Resources and Credit Agreement, Term and Revolving Loans, Chinese Revolver and Convertible Senior Notes due 2020 appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of September 26, 2016, approximately 21.5% of our total debt was based on fixed rates. Based on our borrowings as of September 26, 2016, after consideration of the 1% LIBOR floor currently reflected in our interest rates, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $8.0 million.

Debt Instruments

The table below presents information about certain of our debt instruments as of September 26, 2016 and December 28, 2015.

	As of September 26, 2016
	Remaining 2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$146,143	$—	$—	$—	$26,875	$748,125	$921,143	$921,143	5.68%
US$ Fixed Rate	330	351	373	397	250,424	—	251,875	327,500	1.78%

Total	$146,473	$351	$373	$397	$277,299	$748,125	$1,173,018	$1,248,643

	As of December 28, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$157,375	$—	$27,125	$47,500	$47,500	$748,125	$1,027,625	$935,000	5.70%
US$ Fixed Rate	—	—	—	—	250,000	—	250,000	230,950	1.75%

Total	$157,375	$—	$27,125	$47,500	$297,500	$748,125	$1,277,625	$1,165,950

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2015 for further discussion of market risks associated with interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of September 26, 2016, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

As a result of our acquisition of Viasystems on May 31, 2015, we have adopted certain existing controls of Viasystems; however, there have been no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have substantial debt and, as a result, we have significant debt service obligations. On May 31, 2015, we entered into a $950.0 million Term Loan, a $150.0 million U.S. ABL, and a $150.0 million Asia ABL. We drew $80.0 million of the U.S. ABL at the closing of the acquisition of Viasystems. In addition, we and a number of our direct and indirect subsidiaries have various credit, letters of credit and guarantee facilities. The agreements governing these facilities have certain provisions that require us to repay borrowings in scheduled quarterly installments, which began on October 1, 2015. We may also be required to make an additional principal payment on an annual basis, based on certain parameters defined these agreements. During the three quarters ended September 26, 2016, we made debt principal payments totaling $106.5 million, representing normal scheduled principal payments as well as additional prepayments of principal. Such debt agreements also contain certain financial covenants which require us to maintain a specified consolidated leverage ratio and under the occurrence of certain events, a consolidated fixed charge coverage ratio.

Subsequent to September 26, 2016, we issued a New Term Loan for $775.0 million at an interest rate of LIBOR plus 4.25%, a reduction of 75 basis points from our previous Term Loans, and repaid in full the $841.1 million of our previous Term Loan outstanding, which resulted in an overall net reduction of $66.1 million in the Term Loan outstanding. Principal payments under our New Term Loan are due quarterly beginning in April 2020 with the balance due on May 31, 2021, the same maturity as the previous Term Loan. In addition, we amended our U.S. ABL credit facility to increase the amount available under the U.S. ABL to $200.0 million, reduce the applicable margin by 0.25% for both Eurodollar loans and ABR loans, and reduce the Letters of Credit Facilities to $50.0 million.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of September 26, 2016, we had an aggregate of approximately $529.4 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. To the extent that we may have outstanding indebtedness denominated in the U.S. dollar or in the HKD, the depreciation of the RMB against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the RMB). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 35% of our net sales for both of the quarters ended September 26, 2016 and September 28, 2015, and one customer represented 17% of our sales for the quarter ended September 26, 2016. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

A large percentage of our business is conducted with customers who are in the cellular phone and mobile technology industry. This industry is characterized by intense competition, short product life cycles, seasonality, particularly around the year-end holiday season, and significant fluctuations in consumer demand. This industry is heavily dependent on consumers and therefore can be affected by their demand patterns. If the volatility in this industry continues, it may have a material adverse effect on our business, financial condition, and results of operations.

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

As of September 26, 2016, our consolidated condensed balance sheet reflected $505.6 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

We will perform our fiscal year 2016 annual impairment test during our fourth fiscal quarter. Given the recent volatility of our market capitalization, it is reasonably possible that we could record an impairment charge by fiscal year end when we conduct our annual impairment test.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profitability or limit our ability to operate our business.

In the normal course of our business, we have been, and may in the future be, subject to employee claims based on, among other things, discrimination, minimum wage, overtime pay and other employment related matters. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of these legal proceedings. Any significant adverse determinations, judgments or settlements could reduce our profitability and could materially adversely affect our business, financial condition and results of operations, limit our ability to operate our business or harm our reputation.

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

Our five largest OEM customers accounted for approximately 35% of our net sales for both of the quarters ended September 26, 2016 and September 28, 2015. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 34% and 35% of our net sales for the quarters ended September 26, 2016 and September 28, 2015, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

Consolidations and restructuring in our supplier base and equipment fabricators related to our raw materials purchases or the manufacturing equipment we use to fabricate our products may result in adverse materials pricing due to reduction in competition among our raw material suppliers or an elimination or shortage of equipment and spare parts from our manufacturing equipment supply base. Suppliers and equipment manufacturers may be impacted by other events outside our control including macro-economic, financial instability, environmental occurrences, or supplier interruptions due to fire, natural catastrophes or otherwise. Suppliers and equipment manufacturers may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis and negatively impact our financial results. In addition, in extreme circumstances, the suppliers we purchase from could cease production due a fire, natural disaster, consolidation or liquidation of their businesses. As such, this may impact our ability to deliver our products on a timely basis and harm our customer relationships and negatively impact our financial results.

We serve customers and have manufacturing facilities outside the United States and are subject to the risks characteristic of international operations.

We have significant manufacturing operations in Asia and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

For the quarter ended September 26, 2016, we generated approximately 73% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

For the quarter ended September 26, 2016, aerospace and defense sales accounted for approximately 15% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Sales to EMS companies represented approximately 34% and 35% of our net sales for the quarters ended September 26, 2016 and September 28, 2015, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

Future sales of our common stock or other securities may dilute the value and adversely affect the market price of our common stock.

In the future, we may issue additional equity securities, through public or private offerings, in order to raise additional capital. Pursuant to our certificate of incorporation, our board of directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. Our board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. Any such issuance would reduce your influence over matters on which our stockholders vote, would dilute the percentage of ownership interest of existing stockholders and may dilute the per share book value of the common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. Any issuances of preferred stock would likely result in your interest being subject to the prior rights of holders of that preferred stock.

Because we do not expect to pay any cash dividends for the foreseeable future, shareholders may not receive any return on investment unless the shareholders sells their common stock for a price greater than that which was paid.

We have not declared or paid any dividends since 2000 and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, anticipated cash needs, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our debt agreements and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, shareholders should not rely on dividends in order to receive a return on your investment. See our dividend policy in Item 5. Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015.

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

Item 6. Exhibits

Exhibit Number	Exhibits

10.46	Amendment to Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Wells Fargo Bank and HSBC Securities (USA) Inc, as Co-Documentation Agents, and Sun Trust Bank, as participant, dated as of September 27, 2016.

10.47	Amendment to ABL Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Wells Fargo Bank and HSBC Securities (USA) Inc, as Co-Documentation Agents, and Sun Trust Bank, as participant, dated as of September 27, 2016.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman
Dated: November 3, 2016	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull
Dated: November 3, 2016	Todd B. Schull
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibits

10.46	Amendment to Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Wells Fargo Bank and HSBC Securities (USA) Inc, as Co-Documentation Agents, and Sun Trust Bank, as participant, dated as of September 27, 2016.

10.47	Amendment to ABL Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Wells Fargo Bank and HSBC Securities (USA) Inc, as Co-Documentation Agents, and Sun Trust Bank, as participant, dated as of September 27, 2016.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents