Form 10-K
period 2017-01-02
TTM TECHNOLOGIES INC
filed 2017-02-24
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐      No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 27, 2016, the last business day of the most recently completed second fiscal quarter), was $502,753,884. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 17, 2017, there were outstanding 100,405,573 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Unless otherwise indicated or unless the context requires otherwise, all references to time periods refer to our fiscal year, and all reference to “TTM,” “our company,” “we,” “us,” “our,” and similar names refer to TTM Technologies, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

General

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs and electro-mechanical solutions (E-M Solutions). We are the largest PCB manufacturer in North America and one of the largest PCB manufacturers in the world, in each case based on revenue, according to the 2015 rankings from N.T. Information LTD (NTI). In 2016 we generated $2.5 billion in net sales and ended the year with approximately 28,360 employees worldwide. We operate a total of 25 specialized facilities in North America and China. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final mass production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including networking/communications infrastructure products, smartphones and touchscreen tablets, as well as aerospace and defense, automotive components, high-end computing and medical, industrial and instrumentation related products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

As a result of our acquisition of Viasystems Group, Inc. (Viasystems), we now manage our worldwide operations based on two reportable operating segments: (1) PCB, which consists of 13 domestic PCB fabrication plants, including a facility that provides follow-on value-added services primarily for one of the PCB fabrication plants; eight PCB fabrication plants in China and one in Canada, and (2) E-M Solutions, which consists of three custom electronic assembly plants in China. Each segment operates predominantly in the same industries with production facilities that produce customized products for our customers and use similar means of product distribution.

Additional information on our operating segments and product information is contained in Note 18 of the Notes to Consolidated Financial Statements.

Acquisition of Viasystems Group, Inc.

On May 31, 2015, we completed the acquisition of Viasystems, for total consideration of $248.8 million in cash and 15.1 million shares of TTM common stock with a fair value of $149.0 million, and thereby acquired all of the outstanding shares of capital stock and other equity rights of Viasystems. Additionally, in connection with the completion of the acquisition, we assumed and refinanced Viasystems’ debt, which was approximately $669.0 million as of May 31, 2015. Viasystems was a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and custom electronic assemblies. The acquisition has increased our revenue base and brought more diversity to our business, particularly with the addition of the automotive end market to the markets we serve. The acquisition of Viasystems has had and will continue to have a significant effect on our operations and financial results, which demonstrates the benefits of diversification along with our strong operational execution and realization of synergies from the transaction.

Industry Overview

PCBs are manufactured in panels from sheets of laminated material. Each panel is typically subdivided into multiple PCBs, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it. PCBs serve as the foundation for virtually all electronic products, including the electronic components integrated into automobiles, consumer electronics products (smartphones, and touchscreen tablets), high-end commercial electronic equipment (such as medical equipment and data communications routers, switches and servers) and aerospace and defense electronic systems.

In recent years, the demand for smaller sized electronic devices with more features and functionality has been increasing. Products designed to offer faster data transmission, thinner and more lightweight packaging, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using High Density Interconnect (HDI) technology, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. Furthermore, flexible printed circuit technology, which includes flexible circuits, rigid-flex circuits, and flexible circuit assemblies, can be found in small and lightweight end products, such as smartphones and touchscreen tablets and increasingly in other end markets such as automotive, industrial and aerospace and defense. We collectively refer to these new technologies as “advanced technologies,” and they have growth rates which are higher than conventional technologies. In addition, most of our markets have low volume requirements during the prototype stage that demand a highly flexible manufacturing environment which later transitions to a higher volume requirement during product ramp.

According to estimates in a November 2016 report by Prismark Partners LLC (Prismark Partners), worldwide demand for PCBs was approximately $55.3 billion in 2015. Of this worldwide demand for production in 2015, Prismark Partners reports that PCB production in the Americas accounted for approximately 5% (approximately $2.8 billion), PCB production in China accounted for approximately 48% (approximately $26.7 billion), and PCB production in the rest of the world accounted for approximately 47% (approximately $25.8 billion). According to the same report by Prismark Partners, worldwide demand for PCBs is forecast to grow at a 2.4% CAGR from 2016 to 2021 driven by above average growth expected in the automotive and aerospace and defense end markets offset by below average growth expected in the networking communications and computing end markets. While Prismark Partners expects long-term growth to occur in all PCB technologies, it forecasts more robust growth in the HDI, flexible and rigid-flex segments. This growth expectation stems from the increase in the number of applications that can utilize, and in many cases require, smaller, denser interconnects.

Industry Trends

We believe that several trends are impacting the PCB manufacturing industry which will benefit us in the future. These trends include:

Shorter electronic product life cycles.    Shorter electronic product life cycles which create opportunities for PCB manufacturers that can offer engineering support in the prototype stage and manufacturing scalability throughout the production life cycle.

Increasing complexity of electronic products.    Increasing complexity of electronic products, which requires technologically complex PCBs that can accommodate higher speeds and component densities, including HDI, flexible, and substrate PCBs.

Increasing demand for sophisticated safety systems, automated driving, electric/hybrid vehicles and miniaturization of electronic devices in the automotive industry.    These trends are driving increasing electronic content and higher PCB usage in automobiles, particularly increased demand for advanced technologies like HDI, rigid-flex and complex conventional technologies such as radio-frequency (RF) for radar.

Increasing concentration of global PCB production in Asia.    In recent years, China has emerged as a global production center for electronics manufacturers. We believe that the expected continued concentration of consumer electronic production in China should result in additional commercial market share potential for PCB manufacturers with a strong presence and reputation in China.

Supply chain consolidation by commercial OEMs.    Supply chain consolidation by commercial OEMs, which we believe presents an opportunity for those PCB manufacturers that can offer one-stop manufacturing capabilities — from prototype to volume production.

Our Strategy

Our goal is to be the leading global provider of time-critical, one-stop manufacturing services for highly complex PCBs. Our core strategy includes the following elements:

Maintain our customer-driven culture and provide superior service to our customers in our core markets of networking communications, automotive, cellular phones, aerospace and defense, medical, industrial and instrumentation, and computing and storage.    Our customer-oriented culture is designed to achieve extraordinary service, competitive differentiation, and superior execution. Our customer-oriented strategies include engaging in co-development of new products, capturing new technology products for next generation equipment, and continuing investments to enhance our broad offering of PCB technologies. We believe our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers.

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

Accelerate customer and end-market diversification through strategic mergers and acquisitions.    We have a history of executing successful acquisitions that have been key to our growth and profitability. We continuously look for strategic opportunities that could facilitate our efforts to further diversify into other growing end markets including automotive, aerospace and defense and medical/industrial/instrumentation. Our recent acquisition of Viasystems, which has increased our diversification into the automotive and medical/industrial/instrumentation end markets, demonstrates the benefits of this strategy.

Accelerate our expansion into the automotive and other growing markets using our advanced technology position to differentiate our operations.    With rising requirements for faster data transmission, shrinking features (i.e., lightweight and thin), and lower power consumption, many PCB designs have migrated to more complex HDI PCBs from conventional multi-layer PCB technologies. This trend began with PCBs used in portable devices such as smartphones and touchscreen tablets but has become an increasing trend in other end markets, such as automotive, networking/communications, medical, and aerospace and defense. We are focused in particular on the automotive opportunity where the combination of our strength in highly reliable conventional PCBs and our advanced technology PCB product capabilities allows us to meet our automotive customers’ growing demand in such areas as infotainment, radar systems, and cameras for advanced driver assistance systems and electric vehicles. As our customers consolidate their supply chain, our objective is to differentiate ourselves as a strategic supplier with the technology breadth to meet most, if not all, of our automotive customers PCB requirements.

Address customer needs in all stages of the product life cycle.    By providing a one-stop solution, we work to service our customers’ needs from the earliest stages of product development through volume production. We believe that by servicing our customers early in the development process, we are able to demonstrate our capabilities and establish an incumbent position early in the product development cycle, which translates into additional opportunities as our customers move into volume production. We believe our expertise is enhanced by our ability to deliver highly complex PCBs to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products more quickly and reduce their time to market.

Deliver strong financial performance.    We aspire to deliver industry-leading financial performance. We expect to achieve this by servicing our customers’ needs in higher-growth end markets — meeting their product needs in a cost-efficient and effective manner. We believe that this strategy will allow us to generate strong cash flows, which will enable us to reduce financial leverage over time while at the same time providing us with the financial flexibility to continue to invest in our business.

Products and Services

We offer a wide range of PCB products and electro-mechanical solutions, including conventional PCBs, HDI PCBs, flexible PCBs, rigid-flex PCBs, custom assemblies and system integration, and IC substrates. We also offer certain value-added services to support our customers’ needs. These include design-for-manufacturability (DFM), PCB design, simulation and testing services, and quick turnaround (QTA) production. By offering this wide range of PCB products and complementary value-added services, we are able to provide our customers with a “one-stop” manufacturing solution for their PCB requirements. This differentiates us from our competition and enhances our relationships with our customers.

Conventional PCBs

A conventional PCB is made from a composite laminate that is metalized with a conductive material such as copper. The PCB is the basic platform used to interconnect components in most electronic products including computers, communications equipment, cellular phones, high-end consumer electronics, automotive controls, commercial aerospace and defense systems and medical and industrial equipment. Conventional PCBs can be classified as single-sided, double-sided and multi-layer boards.

We focus on higher layer count conventional PCBs. A multi-layer PCB can accommodate more complex circuitry than a single-sided or double-sided PCB and as such requires more sophisticated production techniques. The number of layers comprising a PCB often increases with the complexity of the end product. For example, a simple consumer device such as a garage door controller may use a single-sided or double-sided PCB, while a high-end network router or computer server may use a PCB with 30 or more layers.

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

High density interconnect or HDI PCBs

Our facilities in North America and China also produce HDI PCBs, which are PCBs with higher interconnect density per unit area requiring more sophisticated technology and manufacturing processes for their production than conventional PCB products. HDI PCBs are boards with high-density characteristics including micro-sized holes, or microvias (diameter at or less than 0.15 mm), and fine line circuitry (circuit line width and spacing at or less than 0.075 mm) and are fabricated with thin high performance materials, thereby enabling more interconnection functions per unit area. HDI PCBs generally are manufactured using a sequential build-up process in which circuitry is formed in the PCB one layer at a time through successive drilling, plating and lamination cycles. In general, a board’s complexity is a function of interconnect and circuit density, layer count, laminate material type and surface finishes. As electronic devices have become smaller and more portable with higher functionality, demand for advanced HDI PCB products has increased dramatically. We define advanced HDI PCBs as those having more than one layer of microvia interconnection structure.

Flexible PCBs

Flexible PCBs are printed circuits produced on flexible films, allowing them to be folded or bent to fit the available space or allowing for application movement. We manufacture circuits on flexible substrates that can be installed in three-dimensional applications for electronic packaging systems. Use of flexible circuitry can enable improved reliability, improved electrical performance, reduced weight and reduced assembly costs when compared with traditional wire harness or ribbon cable packaging. Flexible PCBs can provide for flexible electronic connectivity of an electrical device’s apparatus such as printer heads, cameras, camcorders, TVs, mobile handsets, and tablets. For some of our flexible PCB customers, we also assemble components onto the flexible PCBs we manufacture.

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

Since the ribbons can be bent or folded, rigid-flex provides a means to compactly package electronics in three dimensions with dynamic or static bending functions as required, enabling miniaturization and thinness of product design. The simplicity of rigid-flex integration also generally reduces the number of parts and interconnections required, which can improve reliability. The increasing popularity of mobile electronics coupled with the design trend of developing increasingly thinner, lighter and more feature-rich products, is expected to further drive growth in the rigid-flex and flex sectors, where these PCBs are the backbone of miniaturization.

Rigid-flex technology is essential to a broad range of applications including aerospace and defense, industrial and transportation systems requiring high reliability; hand-held and wearable electronics such as mobile phones, video cameras and music players where thinness and mechanical articulation are essential; and ultra-miniaturized products such as headsets, medical implants and semiconductor packaging where size and reliability are paramount.

Custom assemblies and system integration

Our assembly facilities produce custom electronic assemblies as well as fully integrated electronic systems. Custom electronic assemblies refers to a variety of PCB assemblies such as backplane and midplane assemblies, flexible and rigid-flex assemblies and RF assemblies. Each of these assemblies involves mounting electronic components to a printed circuit board and then testing the assembly for electrical continuity. Our services also go beyond the PCB assembly to fully integrated systems. A fully integrated system often includes installing the PCB assembly into a metal enclosure and adding fans for cooling the system, a power supply and cable assemblies to create a fully assembled and tested system that will be shipped to our customers.

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

Thermal management

Increased component density on circuit boards often requires improved thermal dissipation to reduce operating temperatures. We produce printed circuits with heavy copper cores and both embedded and press-fit coins. In addition, we produce PCBs with electrically passive heat sinks laminated externally on a circuit board or between two circuit boards, as well as PCBs with electrically active thermal cores.

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

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce PCBs with the following characteristics:

•

High layer count.    Manufacturing PCBs with a large number of layers is difficult to accomplish due to the accumulation of manufacturing tolerances and registration systems required. In our PCB operating segment, we regularly manufacture PCBs with more than 30 layers on a quick-turn and volume basis. Approximately 14% of our 2016 PCB net sales involved the manufacture of PCBs with at least 18 layers or more, compared to 13% in 2015.

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

•

Microvias.    HDI technology utilizes microvias, which are small vias with diameters generally less than 0.005 inches after plating. Advanced HDI products may also require the microvias to be fully filled using a specialized plating process so that additional microvia structures can be stacked to form more complex interconnections. These microvias consume much less space on the layers they connect, thereby providing for greater wiring densities and flexibility, and also providing closer spacing of components and their attachment pads. The fabrication of PCBs with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area.

•

Embedded passives.    Embedded passive technology involves embedding either capacitive or resistive elements inside the PCB, which allows for removal of passive components from the surface of the PCB and thereby leaves more surface area for active components. Use of this technology provides greater surface area for surface-mounted ICs and better signal performance, as well as increased functionality of products with higher component density.

•

Fine line traces and spaces.    Traces are the connecting copper lines between the different components of the PCB, and spaces are the distances between traces. The smaller the traces and the tighter the spaces, the higher the density of the PCB and the greater the expertise required to achieve a desired final yield performance level. We are able to manufacture PCBs with traces and spaces less than 0.002 inches.

•

High aspect ratios.    The aspect ratio is the ratio between the thickness of the PCB and the diameter of a drilled hole. As the aspect ratio increases, it becomes increasingly more difficult to consistently and reliably form, electroplate and finish all the holes on a PCB. In production, we are able to provide aspect ratios of up to 30:1.

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

•

Advanced hole fill processes.    Our advanced hole fill processes provide designers the opportunity to increase the density of component placements by reducing the surface area required to place many types of components. In traditional design, components are routed from their surface interfaces through via connections in order to access power and ground connections and the internal circuitry used to connect to other discrete components. Our advanced hole fill processes provide methods to allow for vias to be placed inside their respective surface mount pads by filling the vias with a thermoset epoxy and plating flat copper surface mount pads directly over the filled hole.

•

Advanced materials.    We manufacture circuit boards using a wide variety of advanced dielectric materials. These high-performance materials offer electrical, thermal, and long-term reliability advantages over conventional materials but are more difficult to manufacture. We are certified by Underwriters Laboratories to manufacture PCBs using many types and combinations of these specialty materials. This broad offering allows us to manufacture PCBs for a wide array of end-use applications, including highly complex PCBs for niche and high-end commercial and aerospace and defense markets.

•

Quick Turn Manufacturing:    In addition, in circumstances where our customers require time critical engineering and manufacturing services, we are able to meet our customers’ need with our quick-turn manufacturing capabilities.

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the automotive, networking/communications, cellular phone, computing, aerospace and defense, and medical/industrial/instrumentation end markets of the electronics industry. Included in the end markets that our OEM and EMS customers serve is the U.S. government. As a result, we are a supplier, primarily as a subcontractor, to the U.S. government.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)(2)	2016	2015(4)	2014
Aerospace and Defense	15%	14%	16%
Automotive(2)	20	13	2
Cellular Phone(3)	14	21	23
Computing/Storage/Peripherals(3)	12	12	13
Medical/Industrial/Instrumentation	14	13	10
Networking/Communications	23	25	33
Other(2)(3)	2	2	3

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Certain reclassifications of prior year end market percentages have been made to conform to the current year presentation. Beginning 2015, Automotive has been reclassified from the Other end market.
(3)	Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.
(4)	Amounts include 211 days of activity of Viasystems, which we acquired on May 31, 2015.

Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for 33%, 37%, and 44%, of our net sales in fiscal years 2016, 2015 and 2014, respectively, as a result of our diversification. Our five largest OEM customers in 2016 were, in alphabetical order, Apple Inc., Autoliv Inc., Cisco Systems, Inc., Huawei Technology Co. Ltd., and Robert Bosch GmbH. For the fiscal year 2016, Apple accounted for 15% of our net sales. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 35%, 35%, and 39% of our net sales in fiscal years 2016, 2015 and 2014, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers. This positions us to participate in business that is awarded at the discretion of the EMS provider.

During fiscal years 2016, 2015 and 2014, our net sales by country invoiced were as follows:

Country	2016	2015	2014
United States	44%	46%	43%
China	26	26	27
Other	30	28	30

Total	100%	100%	100%

Other than in the United States and China, we do not conduct business in any country in which our net sales exceed 10% of our total net sales for the fiscal years 2016, 2015 and 2014.

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

Our staff of engineers, sales support personnel, and managers assists our sales representatives in advising customers with respect to manufacturing feasibility, design review, and technological capabilities through direct communication and visits. We combine our sales efforts with customer service at each facility to better serve our customers. Each large customer is typically assigned an account manager to coordinate all of the Company’s services across all of our facilities. Additionally, the largest and most strategic customers are also supported by select program management and engineering teams. Our global sales force is comprised of direct sales personnel, complemented by commission-based independent representatives, and supports customers throughout North America, Europe, Asia and the Middle East.

Our North America footprint comprises a significant amount of our PCB operating segment with fourteen PCB fabrication plants located in California, Colorado, Connecticut, Ohio, Oregon, Utah, Virginia, Wisconsin and Ontario, Canada. The footprint includes a facility that provides follow-on value-added assembly services primarily to our Connecticut PCB fabrication plant. In addition, we operate a North America based outsourcing operation that provides brokered sourcing of lower cost, off-shore PCB companies as an additional option for our customers.

Our China footprint includes facilities from both our PCB and E-M Solutions operating segments with eight PCB fabrication plants located in Hong Kong, Huiyang, Dongguan, Guangzhou, Shanghai, and Zhongshan China, and three custom assembly and system integration operations in Shanghai and Shenzhen China.

For information regarding credit to customers, see Note 11 of the Notes to Consolidated Financial Statements.

For information about net sales, income before income taxes, depreciation, total assets and capital expenditures of each of our segments, and geographical information, including net sales to customers and long-lived assets, see Note 18 of the Notes to Consolidated Financial Statements.

Suppliers

The primary raw materials we use in PCB manufacturing include copper-clad laminate, chemical solutions such as copper and gold for plating operations, photographic film, carbide drill bits, and plastic for testing fixtures. Although we have preferred suppliers for some raw materials used in the manufacture of PCBs, most of our raw materials are generally readily available in the open market from numerous other potential suppliers.

The primary raw materials we use in backplane assemblies and other PCB assemblies are manufactured components such as PCBs, connectors, capacitors, resistors, diodes and integrated circuits, many of which are custom made and controlled by our customers’ approved vendors. These components for backplane assemblies and other PCB assemblies in some cases have limited or sole sources of supply. For example, in some instances, our customers will require us to use a specific component from a particular supplier or require us to use a component provided by the customer itself, in which case we may have a single or limited number of suppliers for these specific components. The backplane assemblies, PCB assemblies and precision metal fabricated chassis and enclosures produced by us may be incorporated into a fully integrated and tested system delivered to our customer. These products often incorporate procured power, thermal, interconnect and mechanical components sourced from customer directed or our selected suppliers.

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

Competition

Despite industry consolidation, the PCB industry remains fragmented and characterized by intense competition. There are several competitive factors our customers consider when choosing their supplier including, but not limited to, pricing, service, support, reliability, and quality production. Our principal PCB and substrate competitors include AT&S (Austria Technologie & Systemtechnik AG), Chin Poon Industrial Co., Ltd., Compeq Manufacturing Co., Ltd., IBIDEN Co., Ltd., ISU Petasys Co., Ltd., Multek Corporation, Sanmina

Corporation, Tripod Technology Corp., Unimicron Technology Corp., and Wus Printed Circuit Co., Ltd. Our principal E-M Solutions competitors include Amphenol Corporation, Flex, Jabil Circuit, Inc. and Sanmina Corporation.

We believe we compete favorably based on the following key competitive strengths:

Leading global PCB manufacturer.    The Company is one of the largest and most diversified PCB manufacturers in the world and enjoys significant economies of scale, with net sales in excess of $2.5 billion for fiscal 2016. The PCB industry is highly fragmented with the top 20 PCB providers comprising approximately 47% of market share in 2015, according to NTI. As our customers consolidate their supply base, we offer the technology breadth and scale to emerge as a preferred partner.

Breadth of technology and products.    We offer a wide range of PCB products and electro-mechanical solutions, including HDI PCBs, conventional PCBs, flexible PCBs, rigid-flex PCBs, custom assemblies, and IC substrates. We also offer certain value-added services to support our customers’ needs. These include design for manufacturability, or DFM, PCB layout design, simulation and testing services, and quick turnaround, or QTA, services. By providing these value-added services to customers, we are able to provide our customers with a “one-stop” manufacturing solution, which we believe enhances our relationships with our customers.

Diversified business model.    Our sales are diversified by the well-balanced portfolio of end markets which we serve and by the customers we sell to within those end markets. We believe this diversity reduces our exposure to, and reliance on, any single end market or customer. We enjoy a large and diverse customer base with over 1,500 customers, as well as long-term relationships in excess of ten years with our ten largest customers. For fiscal 2016, net sales to our top five customers represented approximately 33% of our total net sales. Furthermore, for fiscal 2016, our largest five customers are not concentrated in any single end market, but rather are represented across four of our end markets.

Focused on attractive growth end markets including automotive with a favorable growth outlook and dependence on sophisticated product capabilities.    We believe that our global manufacturing footprint and breadth of capabilities enables us to serve several of the key end markets for the PCB industry. The automotive industry in particular provides an opportunity for us as we combine our traditional market strength in core automotive engine controls with the advanced technologies we offer for growing requirements in safety systems, automated driving and infotainment.

One-stop solution for customers with low volume, high-mix capabilities and an ability to seamlessly transition volume requirements to Asia.    We are capable of providing a one-stop manufacturing solution to our customers from engineering support and prototype development through final volume production around the globe. This one-stop manufacturing solution allows us to better serve our customers, many of whom are based in time-critical high growth markets, enabling our customers to reduce the time required to develop new products and bring them to market. We utilize a facility specialization strategy in which each customer is directed to the facility best suited to the customer’s product type, delivery time, complexity and volume needs, which enables us to reduce the time from order placement to delivery. As our customers ramp to volume, we are positioned to seamlessly transition them to one of our volume facilities in China.

Leading aerospace and defense supplier.    We provide the aerospace and defense industry with products in North America from our broad North American footprint. We have passed OEM and government certification processes, and administrative requirements associated with participation in government and commercial aerospace programs. When supplying various departments and agencies of the U.S. government, we are required to maintain facility security clearances under the National Industrial Security Program Operating Manual and International Traffic in Arms Regulations. Along with supply of traditional PCBs, we offer our engineering services and assembly capabilities which allow us to bring additional value to our customers.

In addition, we believe our continuous evaluation and early adoption of new manufacturing and production technologies give us a competitive advantage. We believe that our ability to manufacture PCBs using advanced technologies, including our HDI, flexible PCBs and substrate capabilities, provides us with a competitive advantage over manufacturers that do not possess this advanced technology expertise. Our future success will depend in large part on our ability to maintain and enhance our manufacturing capabilities and production technologies.

Seasonality

Orders for our products generally correspond to the production schedules of our customers. We historically experience higher net sales in the third and fourth quarters due to end customer demand in the fourth quarter for consumer electronics products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales. We attribute this decline to shutdowns of our customers’ and our own China based manufacturing facilities surrounding the Chinese New Year public holidays, which normally occur in January or February of each year.

Backlog

Backlog consists of purchase orders received, including, in some instances, demand agreements released for production under customer contracts. We obtain firm purchase orders from our customers for all products. However, for some of these purchase orders, customers do not make firm schedules for delivery more than 90 days in advance. Therefore, we measure backlog as orders with deliveries scheduled over the next 90 days. At January 2, 2017, total backlog was $405.3 million, compared with $365.8 million at the end of 2015. Substantially all backlog at January 2, 2017 is expected to be converted to sales in the first quarter of 2017. Additionally, we typically experience a higher amount of backlog in the second half of the year due to increased end customer demand for consumer electronics products in the fourth quarter, which is consistent with our seasonal patterns as discussed above.

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

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the U.S. government, including the U.S. Department of Defense, or the DoD, which requires that we maintain facility security clearances under the National Industrial Security Program Operating Manual, or NISPOM. The NISPOM requires that a corporation with significant foreign ownership maintaining a facility security clearance take steps to mitigate foreign control or influence, referred to as “FOCI.” Pursuant to these laws and regulations, effective October 2010, we entered into a Special Security Agreement (SSA) with the DoD; Su Sih (BVI) Limited, or Su Sih (a significant foreign owner of our capital stock); and Mr. Tang Hsiang Chien (as the beneficial owner of Su Sih). The purpose of the SSA is to deny Mr. Tang, Su Sih, and other persons affiliated with our China operations, unauthorized access to classified and export controlled unclassified information and to mitigate any influence over our business or management in a manner that could result in the compromise of classified information or could adversely affect the performance of classified contracts.

Other Governmental Regulations

Our operations, particularly those in North America, are subject to a broad range of regulatory requirements relating to export control, environmental compliance, waste management, and health and safety matters. In particular, we are subject to the following:

•	U.S. Department of State regulations, including the Arms Export Control Act (AECA) and International Traffic In Arms Regulations (ITAR) located at 22 CFR Parts 120-130;

•	U.S. Department of Commerce regulations, including the Export Administration Regulations (EAR) located at 15 CFRParts 730-744;

•	Office of Foreign Asset Control (OFAC) regulations located at 31 CFR Parts 500-599;

•	U.S. Occupational Safety and Health Administration (OSHA), and state OSHA and Department of Labor laws pertaining to health and safety in the workplace;

•

U.S. Environmental Protection Agency regulations pertaining to air emissions; waste water discharges; and the use, storage, discharge, and disposal of hazardous chemicals used in the manufacturing processes; the reporting of chemical releases to the environment; and the reporting of chemicals manufactured in by-products that are beneficially recycled;

•	Department of Homeland Security regulations regarding the storage of certain chemicals of interest;

•	corresponding state laws and regulations, including site investigation and remediation;

•	corresponding U.S. county and city agencies;

•	corresponding regulations and agencies in China for our Chinese facilities;

•	material content directives and laws that ban or restrict certain hazardous substances in products sold in member states of the European Union, China, other countries and jurisdictions;

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

The process to manufacture PCBs requires adherence to city, county, state, federal and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. We believe that our facilities in the United States comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities are taking various steps to tighten the rules and regulations governing environmental issues. An update to Chinese environmental waste water law was issued in late 2012, allowing for an interim period in which plants subject to such laws may install equipment that meets the new regulatory regime. Our plants in China are not yet in full compliance with the current environmental regulations. We believe we have developed plans acceptable to the Chinese government, and we are in the process of implementing these plans. We do not anticipate any immediate risk of government fines or temporary closure of Chinese plants. We have established and enacted an investment plan related to the efforts to come into full compliance with the new regulations. There can be no assurance that violations will not occur in the future.

Employees

As of January 2, 2017, we had approximately 28,360 employees. Of our employees, approximately 26,400 were involved in manufacturing and engineering, 690 worked in sales and marketing, and approximately 1,270 worked in accounting, systems and other support capacities. None of our U.S. employees are represented by unions. In China, approximately 19,275 employees are members of the All-China Federation of Trade Unions and accordingly are considered to be represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and we believe that we have good relations with our employees.

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

We have substantial debt and, as a result, we have significant debt service obligations. On May 31, 2015, we entered into a $950.0 million Term Loan Credit Agreement (Term Loan), a $150.0 million U.S. Asset-Based Lending Credit Agreement (U.S ABL), and a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We drew $80.0 million of the U.S. ABL at the closing of the acquisition of Viasystems. On September 27, 2016, we issued new $775.0 million Term B Loans (Term Loan B) at an interest rate of LIBOR plus 4.25%, a reduction of 75 basis points from our previous Term Loan, and repaid in full the remaining outstanding balance of the May 31, 2015 Term Loan. In addition, we and a number of our direct and indirect subsidiaries have various credit facilities, letters of credit and guarantee facilities. Such agreements also contain certain financial covenants which require us to maintain a specified consolidated leverage ratio and under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

For the year ended January 2, 2017, we made net debt principal payments totaling $217.6 million, representing normal scheduled principal payments as well as additional prepayments of principal. We are not required to make quarterly scheduled payments of the outstanding Term Loan B balance due to mandatory payments and optional loan prepayments applied to date. We may be required to make an additional principal payment on an annual basis, based on certain parameters defined in these agreements, which includes a secured leverage ratio.

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

Changes in tax laws could materially affect our financial position and results of operations.

The U.S. tax laws are subject to significant change. The current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our earnings. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and materially impact our financial position or results of operations.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of January 2, 2017, we had an aggregate of approximately $111.7 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. To the extent that we may have outstanding indebtedness denominated in the U.S. dollar or in the HKD, the depreciation of the RMB against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the RMB). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 33%, 37% and 44% of our net sales for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively, and one customer represented 15% of our sales for the year ended January 2, 2017. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

We have a significant amount of goodwill, indefinite-lived intangible assets, and other intangible assets on our consolidated balance sheet. If our goodwill, indefinite-lived intangible assets, or other intangible assets become impaired in the future, we would be required to record a material, non-cash charge to earnings, which would also reduce our stockholders’ equity.

As of January 2, 2017, our consolidated balance sheet reflected $499.2 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitations, and future transfers of shares, when aggregated with the November 2016 secondary sale of our shares, could cause us to experience an “ownership change” that could further limit our ability to utilize our net operating losses.

Under U.S. federal income tax law, a corporation’s ability to utilize its net operating losses (NOL’s) to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period.

A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year is generally increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year. As a result of our acquisition of Viasystems, the NOLs acquired were subject to this limitation. In November 2016, 13,800,000 shares of common stock were sold by Su Sih, our largest shareholder and a “5-percent shareholder,” in an underwritten registered public secondary offering. Additional future transfers or sales of our common stock during the rolling period by “5-percent shareholders” could cause us to experience an ownership change under Section 382, which could further limit our use of NOLs.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profitability or limit our ability to operate our business.

In the normal course of our business, we have been, and may in the future be subject to employee claims based on, among other things, discrimination, minimum wage, overtime pay and other employment related matters. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of these legal proceedings. Any significant adverse determinations, judgments or settlements could reduce our profitability and could materially adversely affect our business, financial condition and results of operations, limit our ability to operate our business or harm our reputation.

Employee strikes and other labor-related disruptions may materially adversely affect our business, financial condition, and results of operations.

Our business is labor intensive, utilizing large numbers of engineering and manufacturing personnel. Strikes or labor disputes with our unionized employees, primarily in China, may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts, and a decrease in revenues. We may also become subject to additional collective bargaining agreements in the future if more employees or segments of our workforce become unionized, including any of our employees in the United States. We have not experienced any labor problems resulting in a work stoppage since 2013.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 35%, 35% and 39% of our net sales for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We rely on suppliers and equipment manufacturers for the timely delivery of raw materials, components, equipment and spare parts used in manufacturing our PCBs and E-M Solutions. If a raw material supplier or equipment manufacturer goes bankrupt, liquidates, consolidates out of existence or fails to satisfy our product quality standards, it could harm our ability to purchase new manufacturing equipment, service the equipment we have, or timely produce our products, thereby affecting our customer relationships.

Consolidations and restructuring in our supplier base and equipment fabricators related to our raw materials purchases or the manufacturing equipment we use to fabricate our products may result in adverse changes in pricing of materials due to reduction in competition among our raw material suppliers or an elimination or shortage of equipment and spare parts from our manufacturing equipment supply base. Suppliers and equipment manufacturers may be impacted by other events outside our control including macro-economic, financial instability, environmental occurrences, or supplier interruptions due to fire, natural catastrophes or otherwise. Suppliers and equipment manufacturers may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis and negatively impact our financial results. In addition, in extreme circumstances, the suppliers we purchase from could cease production due to a fire, natural disaster, consolidation or liquidation of their businesses. As such, this may impact our ability to deliver our products on a timely basis and harm our customer relationships and negatively impact our financial results.

We serve customers and have manufacturing facilities outside the United States and are subject to the risks characteristic of international operations.

We have significant manufacturing operations in Asia and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

For the year ended January 2, 2017, we generated 72% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

•	managing international operations;

•	imposition of governmental controls;

•	unstable regulatory environments;

•	compliance with employment laws;

•	implementation of disclosure controls, internal controls, financial reporting systems, and governance standards to comply with U.S. accounting and securities laws and regulations;

•	limitations on imports or exports of our product offerings;

•	fluctuations in the value of local currencies;

•	inflation or changes in political and economic conditions;

•	labor unrest, rising wages, difficulties in staffing, and geographical labor shortages;

•	government or political unrest;

•	longer payment cycles;

•	language and communication barriers, as well as time zone differences;

•	cultural differences;

•	increases in duties and taxation levied on our products;

•	other potentially adverse tax consequences;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	travel restrictions;

•	expropriation of private enterprises;

•	the potential reversal of current favorable policies encouraging foreign investment and trade; and

•	the potential for strained trade relationships between the United States and its trading partners.

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

We depend on the U.S. government for a significant portion of our business, which involves unique risks. Changes in government defense spending or regulations could have a material adverse effect on our business, financial condition, and results of operations.

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

For the year ended January 2, 2017, aerospace and defense sales accounted for approximately 15% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2017 we expect to continue to make significant capital expenditures to expand our HDI and other advanced manufacturing capabilities. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflict minerals report on Form SD with the SEC on June 2, 2014, May 14, 2015 and May 26, 2016. Compliance with these rules results in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our PCBs, as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

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

Sales to EMS companies represented approximately 35%, 35% and 39% of our net sales for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. To the extent that the funds generated by our ongoing operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If we are unable to fund our operations and make capital expenditures as currently planned or if we do not have sufficient liquidity to service the interest and principal payments on our debt, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including the following:

•	to fund capital equipment purchases to increase production capacity, upgrade and expand our technological capabilities and replace aging equipment or introduce new products;

•	to refinance our existing indebtedness;

•	to fund our operations beyond 2017;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.

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

Future sales of our common stock or other securities by the Company or its large shareholders may adversely affect the market price of our common stock.

In the future, we may issue additional equity securities or one or more of our large shareholders may offer their shares for sale through public or private offerings. Pursuant to our certificate of incorporation, our board of directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. Our board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. Any such issuance of additional shares would reduce your influence over matters on which our stockholders vote, would dilute the percentage of ownership interest of existing stockholders and may dilute the per share book value of the common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. Any issuances of preferred stock would likely result in your interest being subject to the prior rights of holders of that preferred stock. Also, we may have shareholders that hold large quantities of our shares. If one or more of these shareholders offered their shares for sale, it could result in a decrease in demand for our shares which could have the effect of decreasing our share price. The market price of our common stock could decline as a result of any future offering as well as sales of shares of our common stock made after such offerings or the perception that such sales could occur.

Because we do not expect to pay any cash dividends for the foreseeable future, shareholders may not receive any return on investment unless the shareholders sells their common stock for a price greater than that which was paid.

We have not declared or paid any dividends since 2000 and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, anticipated cash needs, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our debt agreements and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, shareholders should not rely on dividends in order to receive a return on your investment. See our dividend policy in Item 5. Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our principal manufacturing facilities and our drilling and tooling process facility.

U.S. Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Anaheim, CA (ANA)	PCB	—	96,000	96,000
Cleveland, OH (CLE)(2)	PCB	—	40,000	40,000
Costa Mesa, CA(1)	Headquarters	11,775	—	11,775
Chippewa Falls, WI (CF)	PCB	—	281,000	281,000
El Paso, TX(2)	E-M Solutions Warehousing	30,000	—	30,000
Forest Grove, OR (FG)	PCB	—	280,300	280,300
Littleton, Colorado (DEN)	PCB	19,512	22,502	42,014
Logan, UT (LG)	PCB	12,000	129,300	141,300
North Jackson, OH (NJ)	PCB	8,800	66,276	75,076
San Diego, CA (SD)	PCB	37,539	—	37,539
San Jose, CA (SJ)	PCB	42,344	—	42,344
Santa Ana, CA (SA)	PCB	—	82,550	82,550
Santa Clara, CA (SC)	PCB	18,304	49,115	67,419
Stafford, CT (ST)	PCB	—	177,000	177,000
Stafford Springs, CT (SS)	PCB	30,251	85,328	115,579
Sterling, VA (STE)	PCB	100,879	—	100,879

Total		311,404	1,309,371	1,620,775

Foreign Locations
Canada
Toronto (TOR)	PCB	15,500	99,960	115,460

Mexico
Juarez, Chihuahua (JZ)(2)	E-M Solutions	206,000	—	206,000

China
Hong Kong (OPCM)	PCB	4,757	156,350	161,107
Dongguan (DMC)	PCB	—	1,069,120	1,069,120
Guangzhou (GME)	PCB	—	1,467,827	1,467,827
Guangzhou (GZ)	PCB	—	1,872,800	1,872,800
Huiyang (HY)	PCB	—	435,485	435,485
Shanghai(SH)	E-M Solutions	85,745	—	85,745
Shanghai (SH E-MS)	E-M Solutions	—	286,000	286,000
Shanghai (SME)	PCB	—	316,198	316,198
Shanghai (SMST/SP)	PCB	—	760,496	760,496
Shanghai (SKE)(3)	PCB	—	110,971	110,971
Shenzhen (SZ)	E-M Solutions	430,000	—	430,000
Zhongshan (ZS)	PCB	—	1,132,760	1,132,760

Total		742,002	7,707,967	8,449,969

We maintain our properties in good operating condition. We believe that our properties are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing manufacturing requirements.

(1)	Location of our headquarters and not a manufacturing facility

(2)	Facility / warehouse was shutdown or consolidated into other facilities in 2016

(3)	Drilling and tooling process facility

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low
2016:
First Quarter	$6.97	$4.67
Second Quarter	$8.16	$6.22
Third Quarter	$11.58	$6.93
Fourth Quarter	$15.00	$10.85
2015:
First Quarter	$9.27	$6.87
Second Quarter	$10.93	$8.77
Third Quarter	$10.18	$6.09
Fourth Quarter	$8.31	$5.96

As of February 17, 2017, there were approximately 289 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on February 17, 2017 was $16.69.

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

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 31, 2011 to January 2, 2017, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the NASDAQ Composite Index; and

•	the Dow Jones U.S. Electrical Components & Equipment Index.

The graph assumes $100 was invested in our common stock on December 31, 2011, and an investment in NASDAQ Composite Index and the Dow Jones US Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., the NASDAQ Composite Index

and the Dow Jones US Electrical Components & Equipment Index

*	$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

	12/31/11	12/31/12	12/30/13	12/29/14	12/28/15	01/02/17
TTM Technologies, Inc.	100.00	83.85	78.38	68.89	62.14	124.36
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
Dow Jones US Electrical Components & Equipment	100.00	122.53	169.41	182.85	172.70	208.95

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

	Year Ended
	January 2, 2017(1)	December 28, 2015(1)(2)	December 29, 2014(1)	December 30, 2013(1)	December 31, 2012
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$2,533,359	$2,095,488	$1,325,717	$1,368,215	$1,348,668
Cost of goods sold	2,109,744	1,785,351	1,131,028	1,150,372	1,123,669

Gross profit	423,615	310,137	194,689	217,843	224,999

Operating expenses:
Selling and marketing	66,366	57,361	36,919	37,149	35,957
General and administrative	147,247	167,669	100,999	105,924	98,005
Amortization of definite-lived intangibles	24,252	18,888	8,387	9,332	14,637
Impairment of long-lived assets	3,346	—	1,845	10,782	18,082
Restructuring charges	8,951	7,381	—	3,445	—
Gain on sale of assets	—	(2,504)	—	(17,917)	—
Impairment of goodwill and definite-lived intangibles	—	—	—	—	200,335

Total operating expenses	250,162	248,795	148,150	148,715	367,016

Operating income (loss)	173,453	61,342	46,539	69,128	(142,017)
Other income (expense):
Interest expense	(76,008)	(59,753)	(23,830)	(24,031)	(25,784)
Loss on extinguishment of debt	(47,767)	(802)	(506)	(10,743)	(5,527)
Other, net	17,324	8,189	88	5,418	4,956

Total other expense, net	(106,451)	(52,366)	(24,248)	(29,356)	(26,355)
Income (loss) before income taxes	67,002	8,976	22,291	39,772	(168,372)
Income tax provision	(31,427)	(34,594)	(7,598)	(15,879)	(12,728)

Net income (loss)	35,575	(25,618)	14,693	23,893	(181,100)
Less: Net (income) loss attributable to the noncontrolling interest	(714)	(264)	—	(2,016)	6,505

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$34,861	$(25,882)	$14,693	$21,877	$(174,595)

Earnings (loss) per common share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.35	$(0.28)	$0.18	$0.27	$(2.13)
Diluted	$0.34	$(0.28)	$0.18	$0.26	$(2.13)
Weighted average common shares:
Basic	100,099	92,675	83,238	82,506	81,800
Diluted	101,482	92,675	83,941	83,132	81,800
Other Financial Data:
Depreciation of property, plant and equipment	$156,229	$133,508	$95,349	$92,120	$84,286

(1)	Beginning in 2013, we operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2016 consisted of 53 weeks ended on January 2, 2017 with the additional week included in the fourth quarter. We estimate the additional week contributed approximately $29.2 million of additional revenue and approximately $1.1 million of additional operating income for the year ended January 2, 2017. Fiscal year 2015, 2014 and 2013 were 52 weeks ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively. Prior to 2013, our fiscal year always ended on December 31.
(2)	Our results for the year ended December 28, 2015 include 211 days of activity of Viasystems, which we acquired on May 31, 2015. Additionally, our results include $34.4 million of bank fees and legal, accounting and other professional service costs associated with the acquisition of Viasystems.

	As of
	January 2, 2017(1)	December 28, 2015(1)	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$323,776	$277,526	$302,111	$346,988	$395,732
Total assets	2,500,076	2,640,133	1,601,289	1,673,575	1,676,962
Long-term debt, including current maturities	1,019,682	1,170,786	502,687	573,743	557,545
TTM Technologies, Inc. stockholders’ equity	820,847	819,105	715,464	705,295	653,947

	Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Supplemental Data:
Adjusted EBITDA(2)	$395,445	$285,673	$166,044	$181,293	$190,592
Net cash provided by operating activities	298,336	237,462	129,810	71,388	182,565
Net cash used in investing activities	(77,968)	(247,660)	(108,571)	(35,689)	(136,444)
Net cash (used in) provided by financing activities	(217,109)	(5,756)	(77,141)	12,985	45,068

(1)	Reflects adoption of Financial Accounting Update 2015-03, Imputation of Interest, which requires that debt issuance costs related to debt be reported as a direct reduction from the face amount of the debt. Accordingly, as of January 2, 2017, approximately $4.7 million of unamortized debt issuance costs were presented as a reduction of long-term debt on our balance sheet. Furthermore, we reclassified approximately $31.2 million of unamortized debt issuance costs that had been presented as other non-current assets as of December 28, 2015 as a reduction of long-term debt.

(2)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation, gain on sale of assets, acquisition-related costs, and impairments, restructuring and other charges. This is a non-GAAP financial measurement used by us to enhance the understanding of our operating results. Adjusted EBITDA is a key measure we use to evaluate our operations. We provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of adjusted EBITDA to the financial information in our consolidated statements of operations.

	Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012
	(In thousands)
Net income (loss)	$35,575	$(25,618)	$14,693	$23,893	$(181,100)
Add back items:
Income tax provision	31,427	34,594	7,598	15,879	12,728
Interest expense	76,008	59,753	23,830	24,031	25,784
Depreciation of property, plant and equipment	156,229	133,508	95,349	92,120	84,286
Amortization of definite-lived intangibles	24,252	18,888	8,387	9,332	14,684

EBITDA	323,491	221,125	149,857	165,255	(43,618)
Stock-based compensation	11,090	9,661	7,800	8,985	10,266
Gain on sale of assets	(1,472)	(2,504)	—	(17,917)	—
Acquisition-related costs	1,688	34,448	5,981	—	—
Loss on extinguishment of debt	47,767	802	506	10,743	5,527
Impairments, restructuring, and other charges	12,881	22,141	1,900	14,227	218,417

Adjusted EBITDA	$395,445	$285,673	$166,044	$181,293	$190,592

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition at January 2, 2017. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs and electro-mechanical solutions (E-M Solutions). We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final mass production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including manufacturers of networking/communications infrastructure products, smartphones and touchscreen tablets, as well as the aerospace and defense, automotive components, high-end computing, and medical, industrial and instrumentation related products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

On May 31, 2015, we completed the acquisition of Viasystems for total consideration of $248.8 million in cash and 15.1 million shares of TTM common stock with a fair value of $149.0 million, and thereby acquired all of the outstanding shares of capital stock and other equity rights of Viasystems. Additionally, in connection with the completion of the acquisition, we assumed and refinanced Viasystems’ debt, which was approximately $669.0 million as of May 31, 2015. Viasystems was a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and custom electronic assemblies.

The acquisition of Viasystems has had and will continue to have a significant effect on our operations and financial results. We have greatly increased and diversified our revenue base and added the fast growing Automotive end market to our portfolio of markets we serve. Our financial results for the year ended January 2, 2017 demonstrate the benefits of this diversification along with our strong operational execution and focus on realizing synergies from the integration. These results are reflected in improved gross and operating margins for the year ended January 2, 2017 as compared to the year ended December 28, 2015.

On September 29, 2015 we announced a consolidation plan that resulted in the closure of our facilities in Cleveland, Ohio, Milpitas, California and Juarez, Mexico (the Consolidation Plan). The Consolidation Plan was part of our integration strategy to improve total plant utilization, operational performance and customer focus following our acquisition of Viasystems. In accordance with the Consolidation Plan, we combined our Cleveland and Milpitas facilities into our North Jackson, Ohio and Silicon Valley, California facilities, respectively, and closed our Juarez facility. As a result, during the year ended January 2, 2017, we recognized total restructuring charges of $8.9 million. These charges primarily represent severance expense associated with the Consolidation Plan and other global realignment restructuring efforts. As of January 2, 2017, we have incurred approximately $16.3 million of restructuring charges since the September 29, 2015 announcement.

On September 27, 2016, we issued new $775.0 million Term B Loans (Term Loan B) at an interest rate of LIBOR, with a 1.0% LIBOR floor, plus 4.25%, a reduction of 75 basis points from the previous Term Loan Credit Agreement (Term Loan), and repaid in full the remaining outstanding balance of the Term Loan. This transaction was accounted for as an extinguishment of debt and accordingly, we recognized a loss of $47.8 million primarily associated with the write off of the remaining unamortized debt discount and issuance costs.

Additionally, on September 27, 2016, we amended our U.S. Asset-Based Lending Credit Agreement (U.S. ABL) to increase the amount available to $200.0 million, reduce the applicable margin by 25 basis points for both Eurodollar loans and ABR loans, and reduce the Letters of Credit Facilities to $50 million. On December 22, 2016, we amended our Asia Asset-Based Lending Credit Agreement (Asia ABL) to reduce the interest margin by 35 basis points.

During the year ended January 2, 2017, we made net debt principal payments totaling $217.6 million, representing normally scheduled principal payments as well as additional prepayments of principal.

FINANCIAL OVERVIEW

For the fiscal year 2016, we experienced higher demand in our Automotive and Aerospace and Defense end markets and additional sales from the full year contribution of Viasystems compared to that of fiscal year 2015. This increase in sales resulted in higher capacity utilization at our Automotive focused facilities resulting in higher gross margins. Additionally, we have improved operating efficiencies at certain of our North American plants.

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2016 consisted of 53 weeks ended on January 2, 2017 with the additional week included in the fourth quarter. We estimate the additional week contributed approximately $29.2 million of additional revenue and approximately $1.1 million of additional operating income for the year ended January 2, 2017. Fiscal year 2015 and 2014 were 52 weeks ended December 28, 2015 and December 29, 2014, respectively.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our five largest customers accounted for 33%, 37% and 44% of our net sales in fiscal years 2016, 2015 and 2014, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

End Markets(1)(2)	2016	2015(4)	2014
Aerospace and Defense	15%	14%	16%
Automotive(2)	20	13	2
Cellular Phone(3)	14	21	23
Computing/Storage/Peripherals(3)	12	12	13
Medical/Industrial/Instrumentation	14	13	10
Networking/Communications	23	25	33
Other(2)(3)	2	2	3

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Certain reclassifications of prior year end market percentages have been made to conform to the current year presentation. Beginning 2015, Automotive has been reclassified from the Other end market.
(3)	Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other mobile devices such as e-readers are included in the Other end market.
(4)	Amounts includes 211 days of activity of Viasystems, which we acquired on May 31, 2015.

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

General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, facilities and human resources personnel, as well as expenses for accounting and legal assistance, incentive compensation expense, and gains or losses on the sale or disposal of property, plant and equipment.

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

During the fourth quarter of each year, and when events and circumstances warrant an evaluation, we perform an impairment assessment of goodwill, which may require the use of a fair-value based analysis. We first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary. We consider factors such as the state of the economy and reduced expectations for future cash flows coupled with a decline in our market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with a further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets which may result in an impairment charge.

We also assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows and comparison to like-kind assets, as appropriate, in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary, which involve judgments related to future cash flows and the application of the appropriate valuation model. During the years ended 2016 and 2014 we recorded impairment charges to reduce the carrying value of certain long-lived assets in the PCB operating segment. See Note 4 to our consolidated financial statements.

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

Income Taxes

Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred income tax assets to the amounts that are more likely than not to be realized based on our estimate of future taxable income. At January 2, 2017, we had a net noncurrent deferred income tax liability of $14.0 million, which is net of the $76.9 million deferred tax assets. At January 2, 2017, our deferred income tax assets of $76.9 million were net of a valuation allowance of approximately $222.0 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made. We record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

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

Self Insurance

We are primarily self-insured in North America for group health insurance and worker’s compensation benefits provided to our U.S. employees, and we purchase insurance to protect against annual claims at the individual and aggregate level. We estimate our exposure for claims incurred but not reported at the end of each reporting period. We use our judgment using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and brokers on an annual basis to estimate our liability for these claims. This liability is subject to individual insured stop-loss coverage of $350,000 per individual for group health insurance and $250,000 per individual for worker’s compensation benefits. Our actual claims experience may differ from our estimates.

RESULTS OF OPERATIONS

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2016 consisted of 53 weeks ended on January 2, 2017 with the additional week included in the fourth quarter. We estimate the additional week contributed approximately $29.2 million of additional revenue and approximately $1.1 million of additional operating income for the year ended January 2, 2017. Fiscal year 2015 and 2014 were 52 weeks ended December 28, 2015 and December 29, 2014, respectively.

The Viasystems acquisition occurred on May 31, 2015. Accordingly, the results of operations of Viasystems are not included in our fiscal year 2014, and our fiscal year 2015 only includes the last seven fiscal months

Viasystems’ 2015 results of operations. The acquisition has had and will continue to have a significant effect on our operations as discussed in the various comparisons noted below.

The following table sets forth the relationship of various items to net sales in our consolidated statements of operations:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	83.3	85.2	85.3

Gross profit	16.7	14.8	14.7

Operating expenses:
Selling and marketing	2.6	2.7	2.8
General and administrative	5.8	8.0	7.6
Amortization of definite-lived intangibles	1.0	0.9	0.7
Impairment of long-lived assets	0.1	—	0.1
Restructuring charges	0.4	0.4	—
Gain on sale of assets	—	(0.1)	—

Total operating expenses	9.9	11.9	11.2

Operating income	6.8	2.9	3.5
Other income (expense):
Interest expense	(3.0)	(2.9)	(1.8)
Loss on extinguishment of debt	(1.9)	—	—
Other, net	0.7	0.4	—

Total other expense, net	(4.2)	(2.5)	(1.8)

Income before income taxes	2.6	0.4	1.7
Income tax provision	(1.2)	(1.6)	(0.6)

Net income (loss)	1.4	(1.2)	1.1
Less: Net income attributable to the noncontrolling interest	—	—	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	1.4%	(1.2)%	1.1%

We have reviewed our reportable operating segments and determined that we continue to have two reportable operating segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. This determination was made based on the criteria of earning revenues and incurring expenses, our organizational structure which has segment managers who report to the chief operating decision maker, discrete financial information, and the aggregation of similar operating segments into reportable operating segments.

The following table compares net sales by reportable segment for fiscal years 2016, 2015 and 2014:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Net Sales:
PCB	$2,346,554	$1,944,041	$1,251,665
E-M Solutions	198,483	158,655	76,545

Total sales	2,545,037	2,102,696	1,328,210
Inter-segment sales	(11,678)	(7,208)	(2,493)

Total net sales	$2,533,359	$2,095,488	$1,325,717

Net Sales

Total net sales increased $437.9 million, or 20.9%, from $2,095.5 million for the year ended December 28, 2015 to $2,533.4 million for the year ended January 2, 2017. Net sales for the PCB operating segment, excluding inter-segment sales, increased $397.7 million, or 20.5%, from $1,937.2 million for the year ended December 28, 2015 to $2,334.9 million for the year ended January 2, 2017. This increase is primarily due to the additional sales resulting from a full year contribution from the acquisition of Viasystems, combined with higher demand in our Automotive and Aerospace and Defense end markets, partially offset with lower demand in our Cellular Phone end market. These changes, including the sales from Viasystems, resulted in a 40% increase in PCB shipments from the year ended December 28, 2015. In addition, the average PCB selling price decreased 13%, which was driven by a product mix shift resulting from the acquisition. Net sales for the E-M Solutions operating segment, excluding inter-segment sales, increased $40.2 million, or 25.4%, from $158.3 million for the year ended December 28, 2015 to $198.5 million for the year ended January 2, 2017. This increase is due to the additional sales resulting from the acquisition of Viasystems.

Total net sales increased $769.8 million, or 58.1%, from $1,325.7 million for the year ended December 29, 2014 to $2,095.5 million for the year ended December 28, 2015. Net sales for the PCB operating segment, excluding inter-segment sales, increased $687.7 million, or 55.0%, from $1,249.5 million for the year ended December 29, 2014 to $1,937.2 million for the year ended December 28, 2015. This increase is primarily due to the additional sales resulting from the acquisition of Viasystems, which accounted for $582.3 million in PCB sales for the year ended December 28, 2015. Additionally, the increase in PCB sales is due to higher demand in our Cellular Phone end market, partially offset with lower demand in our Networking/Communications end market. These changes, including the sales from Viasystems, resulted in a 110% increase in PCB shipments from the year ended December 29, 2014. In addition, the average PCB selling price decreased 25%, which was driven by a product mix shift resulting from the acquisition. Net sales for the E-M Solutions operating segment, excluding inter-segment sales, increased $82.1 million, from $76.2 million for the year ended December 29, 2014 to $158.3 million for the year ended December 28, 2015. This increase is due to the acquisition of Viasystems, which accounted for $82.0 million in E-M Solutions sales for the year ended December 28, 2015.

The inter-segment sales are primarily sales from the PCB operating segment to the E-M Solutions operating segment.

Gross Margin

Overall gross margin increased from 14.8% for the year ended December 28, 2015 to 16.7% for the year ended January 2, 2017. Gross margin for the PCB operating segment increased from 15.5% for the year ended December 28, 2015 to 17.7% for the year ended January 2, 2017 primarily due to higher utilization and full year contribution from the Automotive focused facilities and the absence of $13.3 million of increased costs incurred during fiscal year 2015 due to the fair value mark up of acquired inventory associated with the acquisition of Viasystems. Gross margin for the E-M Solutions operating segment increased from 6.6% for the year ended December 28, 2015 to 9.1% for the year ended January 2, 2017 primarily due to increased production volumes at certain acquired facilities.

Overall gross margin increased from 14.7% for the year ended December 29, 2014 to 14.8% for the year ended December 28, 2015. Gross margin for the PCB operating segment increased from 15.0% for the year ended December 29, 2014 to 15.5% for the year ended December 28, 2015 primarily due to higher utilization at our advanced technology plants, partially offset by the acquisition of Viasystems with lower margins than our existing business and $13.3 million of increased costs due to the fair value mark up of acquired inventory associated with the acquisition of Viasystems. Gross margin for the E-M Solutions operating segment decreased from 9.4% for the year ended December 29, 2014 to 6.6% for the year ended December 28, 2015 primarily due to the acquisition of Viasystems.

Selling and Marketing Expenses

Selling and marketing expenses increased $9.0 million from $57.4 million for the year ended December 28, 2015 to $66.4 million for the year ended January 2, 2017. Additionally, selling and marketing expenses increased $20.5 million, from $36.9 million for the year ended December 29, 2014 to $57.4 million for the year ended December 28, 2015. The increase in selling and marketing expense for the years ended January 2, 2017 and December 28, 2015 primarily related to additional selling and marketing activities resulting from the acquisition of Viasystems. As a percentage of net sales, selling and marketing expenses were 2.6% for the year ended January 2, 2017, as compared to 2.7% for the year ended December 28, 2015, and 2.8% for the year ended December 29, 2014. The decrease in selling and marketing expense as a percentage of net sales for the periods noted was primarily due to higher net sales.

General and Administrative Expenses

General and administrative expenses decreased $20.5 million from $167.7 million, or 8.0% of net sales, for the year ended December 28, 2015 to $147.2 million, or 5.8% of net sales, for the year ended January 2, 2017. The decrease in expense primarily related to a decrease of $32.8 million in acquisition-related costs as compared to the year ended December 28, 2015, partially offset by increased expenses resulting from the acquisition of Viasystems. The decrease in general and administrative expense as percentage of net sales was primarily due to the decrease in acquisition-related costs and higher net sales.

General and administrative expenses increased $66.7 million from $101.0 million, or 7.6% of net sales, for the year ended December 29, 2014 to $167.7 million, or 8.0% of net sales, for the year ended December 28, 2015. The increase in expense was primarily due to $34.4 million of acquisition-related costs for the year ended December 28, 2015 associated with the acquisition of Viasystems and seven months of general and administrative expense resulting from Viasystems post acquisition through December 28, 2015.

Impairment of Long-Lived Assets and Restructuring Charges

For the years ended January 2, 2017 and December 28, 2015, we incurred restructuring charges of $8.9 million and $7.4 million, respectively, related to the Consolidation Plan announced on September 29, 2015, that resulted in the closure of our facilities in Cleveland, Ohio, Milpitas, California, and Juarez, Mexico and other global realignment efforts.

During the year ended January 2, 2017, in connection with the Consolidation Plan, we recognized restructuring charges of $3.7 million, $4.5 million and $0.7 million in our PCB, E-M Solutions and Corporate segments, respectively. For the year ended December 28, 2015, we recognized restructuring charges of $2.0 million in both our PCB and E-M Solutions segments and $3.4 million in our Corporate segment. These charges primarily represent employee separation and contract termination and other costs associated with the Consolidation Plan and other global realignment restructuring efforts. As of January 2, 2017, the Company has incurred approximately $16.3 million of restructuring charges since the September 29, 2015 announcement.

Additionally, as a result of the above mentioned plant closures and other plant realignment efforts, we also recognized impairment charges of $3.3 million for the year ended January 2, 2017, of which $1.4 million were recognized in our PCB operating segment and $1.9 million were recognized in the Corporate operating segment. The impairment charge for the PCB operating segment related to machinery and equipment while the impairment charge for the Corporate operating segment related to the write-off of capitalized software costs.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment or restructuring charges could result that would adversely affect our results of operations and financial condition.

Other Income (Expense)

Other expense, net increased $54.1 million from $52.4 million for the year ended December 28, 2015 to $106.5 million for the year ended January 2, 2017. The increase in other expense, net was primarily due to the loss on extinguishment of debt of $47.8 million related to the full repayment of the May 31, 2015 Term Loan and newly issued $775.0 million Term B Loan on September 27, 2016. Another factor contributing to the increase in other expense, net was the increase in interest expense of $16.2 million related to our Term Loan, which was paid off, and currently outstanding Term Loan B and ABL Revolving Loans, compared with only seven months of the Term Loan and ABL Revolving Loans facilities outstanding during 2015 which was secured in connection with the acquisition of Viasystems. The increase in other expense, net was partially offset by $13.5 million foreign currency and derivative transaction gains for the year ended January 2, 2017 compared to $6.4 million for the year ended December 28, 2015.

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

Income Taxes

The provision for income taxes decreased $3.2 million from an income tax expense of $34.6 million for the year ended December 28, 2015 to $31.4 million for the year ended January 2, 2017. The decrease in income tax expense in 2016 is primarily due to the release of uncertain tax positions due to lapse of statute in foreign jurisdiction.

Our tax expense is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, change in valuation allowance, and certain non-deductible items. Certain losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. As of January 2, 2017, we had a net deferred income tax liability of approximately $14.0 million; and as of December 28, 2015, we had a net deferred income tax liability of approximately $13.1 million. As of January 2, 2017, we have a full valuation allowance recorded in U.S. Based on our forecast for future taxable earnings in certain foreign jurisdictions, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

The provision for income taxes increased $27.0 million from an income tax expense of $7.6 million for the year ended December 29, 2014 to $34.6 million for the year ended December 28, 2015. The increase in income tax expense in 2015 was primarily due to the provision of a full valuation allowance on existing U.S. deferred tax assets, partially offset by the reversal of deferred tax liabilities related to our decision to indefinitely reinvest the foreign earnings attributable to our backplane assembly facility in Shanghai, China. Further, the income tax expense in 2015 was higher due to inclusion of Viasystems earnings from foreign subsidiaries post acquisition.

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

Cash flow provided by operating activities during the year ended January 2, 2017 was $298.3 million as compared to $237.5 million in the same period in 2015. The improved cash flow was the result of stronger operational performance and the full year contribution of Viasystems. As of January 2, 2017, we had net working capital of approximately $323.8 million compared to $277.5 million as of December 28, 2015. At January 2, 2017 cash cycle days improved to 43 days as compared to 49 days at December 28, 2015.

Net cash used in investing activities was approximately $78.0 million for the year ended January 2, 2017 primarily reflecting the purchases of property, plant and equipment of $85.1 million, offset by net of proceeds from sales of property, plant and equipment and assets held for sale of $3.6 million and the release of restricted cash to cash and cash equivalents of $3.5 million.

Net cash used in financing activities was approximately $217.1 million for the year ended January 2, 2017 primarily reflecting the full repayment of the May 31, 2015 Term Loan, and the repayments of normally scheduled principal payments and additional prepayments of principal of our long-term debt, which amounts totaled $1,022.6 million, offset by $775.0 million newly issued Term B Loan and proceeds from our Asia ABL revolving loan of $30.0 million.

As of January 2, 2017, we had cash and cash equivalents of approximately $256.3 million, of which approximately $206.1 million was held by our foreign subsidiaries, primarily in Asia. Cash and cash equivalents held by our foreign locations are expected to be used in local operations.

Our 2017 capital expenditure plan is expected to be in the range of $130.0 million to $140.0 million of which 50 percent are planned for technology enhancements, 25 percent for capacity expansion and 25 percent for compliance and maintenance related expenditures.

Term and Revolving Loans

On May 31, 2015, in conjunction with the acquisition of Viasystems, we entered into a $950.0 million Term Loan Credit Agreement (Term Loan). Additionally, we entered into a $150.0 million U.S. ABL and a $150.0 million Asia ABL. We drew $80.0 million of the U.S. ABL at the closing of the acquisition of Viasystems.

On September 27, 2016, we issued new $775.0 million Term Loan B at an interest rate of LIBOR, with a 1.0% LIBOR floor, plus 4.25%, a reduction of 75 basis points from our previous Term Loan, and repaid in full the remaining outstanding balance of the May 31, 2015 Term Loan. This transaction was accounted for as an extinguishment of debt and accordingly, we recognized a loss of $47.8 million primarily associated with the write off of the remaining unamortized debt discount and issuance costs.

Additionally, on September 27, 2016, we amended our U.S. ABL credit facility to increase the amount available to $200.0 million, reduce the applicable margin by 25 basis points for both Eurodollar loans and ABR loans, and reduce the Letters of Credit Facilities to $50 million. On December 22, 2016, we amended our Asia ABL credit facility to reduce the interest margin by 35 basis points.

The Term Loan B bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 4.25%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 3.25%, at the our option. At January 2, 2017, the weighted average interest rate on the outstanding borrowings under the Term Loan was 5.25%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan B will mature on May 31, 2021. The Term Loan B is secured by a significant amount of our assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and is structurally senior to our convertible senior notes. See Convertible Senior Notes below.

The amended U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200.0 million, a letter of credit facility of up to $50.0 million, and swingline loans of up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at our option. At January 2, 2017, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.27%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and inventories as well as by a second position against a significant amount of our assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and are structurally senior to our convertible senior notes. See Convertible Senior Notes below. At January 2, 2017, $80.0 million of the U.S. ABL was outstanding. We and our domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan B and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150.0 million and a letter of credit facility of up to $100.0 million, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At January 2, 2017, the weighted average interest rate on the outstanding borrowings under the Asia ABL was 2.17%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia Pacific cash and receivables and are structurally senior to our domestic obligations, including the convertible senior notes. See Convertible Senior Notes below. Our Asia Pacific subsidiary and certain of our subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At January 2, 2017, $30.0 million of the Asia ABL was outstanding.

During the year ended January 2, 2017, we made net debt principal payments totaling $217.6 million representing normal principal payments as well as additional prepayments of principal. We are not required to make quarterly scheduled payments of the outstanding Term Loan B balance due to mandatory payments and optional loan prepayments applied to date. Based on certain parameters defined in the Term Loan B agreement, including secured leverage ratio, we may be required to make an additional principal payment on an annual basis. Any remaining outstanding balances under the Term Loan B are due at the maturity date of May 31, 2021. Borrowings under the Term Loan B are subject to financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At January 2, 2017, we were in compliance with the covenants under the Term Loan B, the U.S. ABL and the Asia ABL.

We are required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL based on utilization levels. We incurred total commitment fees related to unused borrowing availability of $0.7 million, $0.8 million, and $0.6 million for the years ended January 2, 2017, December 28, 2015, and December 29, 2014, respectively. As of January 2, 2017, the outstanding amount of the Term Loan B was $700.0 million, which is included as long-term debt. Additionally, $80.0 million of the U.S. ABL and $30.0 million of the Asia ABL were outstanding as of January 2, 2017, which were classified as short-term debt. Available borrowing capacity under the U.S. ABL and Asia ABL was $113.0 million and $111.7 million, which includes letters of credit outstanding of $7.0 million and $8.3 million mentioned below, respectively, at January 2, 2017.

Letters of Credit

We have up to $50.0 million and $100.0 million Letters of Credit Facilities available under the U.S. ABL and the Asia ABL, respectively. As of January 2, 2017, letters of credit in the amount of $7.0 million were outstanding under the U.S. ABL and $8.3 million were outstanding under the Asia ABL with various expiration dates through December 2017.

Chinese Revolver

We are party to a revolving loan credit facility with a lender in China. Under this arrangement, the lender has made available to us approximately $30.2 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2018. As of January 2, 2017, the Chinese Revolver had not been drawn upon.

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

Conversion:    At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 103.7613 shares of our common stock per $1,000 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of January 2, 2017, the conversion criteria had been met allowing holders to give notice of conversion in the first quarter of 2017.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay shares of our common stock, cash or a combination of cash and shares of our common stock at our election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1,000 principal amount of the notes. As of January 2, 2017, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of January 2, 2017:

Contractual Obligations(1)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt obligations	$811,798	$110,652	$739	$700,407	$—
Convertible debt obligations	250,000	—	—	250,000	—
Interest on debt obligations	185,228	44,656	83,395	57,177	—
Equipment payables	12,430	12,430	—	—	—
Purchase obligations	82,690	78,520	4,165	5	—
Operating lease commitments	24,490	7,893	7,531	4,050	5,016

Total contractual obligations	$1,366,636	$254,151	$95,830	$1,011,639	$5,016

(1)	Unrecognized uncertain tax benefits of $39.7 million are not included in the table above as the settlement timing is uncertain.

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

Seasonality

Orders for our products generally correspond to the production schedules of our customers. We historically experience higher net sales in the third and fourth quarters due to end customer demand in the fourth quarter for consumer electronics products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales. We attribute this decline to shutdowns of our customers’ and our own China based manufacturing facilities surrounding the Chinese New Year public holidays, which normally occur in January or February of each year.

Recently Issued Accounting Standards

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The objective of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by recognizing the income tax consequences when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods and is to be applied utilizing a retrospective approach. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The impact on our consolidated financial statements is not expected to be material.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest, as amended, which requires an entity to record debt issuance costs related to debt reported in the balance sheet as a direct deduction from the face amount of that debt. The update is effective for annual periods ending after December 15, 2015. The standard requires the use of the retrospective transition method. We adopted the new standard in the first quarter of 2016. Accordingly, as of January 2, 2017, approximately $4.7 million of unamortized debt issuance costs were presented as a reduction of long-term debt on our consolidated balance sheets. Furthermore, we reclassified approximately $31.2 million of unamortized debt issuance costs that had been presented as other non-current assets as of December 28, 2015 as a reduction of long-term debt.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective at the beginning of fiscal year 2018, however application of the standard is allowed as early as the beginning of fiscal 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We have assessed that the impact of the new guidance will result in a change to the timing of revenue recognition for our revenue stream from “point in time” upon physical delivery to an “over time” model and believe this transition could have a material impact on our consolidated financial statements upon adoption. As of January 2, 2017, management intends to apply the cumulative effect transition method. We have identified and are in the process of implementing changes to our systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risks

In the normal course of business we are exposed to risks associated with fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Certain of our China operations utilize the Renminbi (RMB) and the Hong Kong Dollar (HKD) as the functional currencies, which results in recognition of translation adjustments included as a component of other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB and HKD, nor do we currently use derivative instruments to reduce exposure to foreign currency risk for a majority of our loans due from our foreign subsidiaries. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk. Additionally, loans due from our foreign subsidiaries are, in some cases, denominated in currencies other than the RMB, thus providing a natural economic hedge, partially mitigating our RMB foreign currency exposure.

Interest rate risk

Our business is exposed to interest rate risk resulting from fluctuations in interest rates. Our interest expense is more sensitive to fluctuations in the general level of LIBOR interest rates than to changes in rates in other markets. Increases in interest rates would increase interest expense relating to our outstanding variable rate borrowings and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of our debt obligations.

As of January 2, 2017, approximately 23.7% of our long term debt was based on fixed rates. Based on our borrowings as of January 2, 2017, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $6.5 million and an assumed 100 basis point decrease in variable rates would cause our annual interest cost to decrease by $0.8 million, after giving consideration to the 1% LIBOR floor on the Term Loan B.

Debt Instruments

The table below presents information about certain of our debt instruments as of January 2, 2017 and December 28, 2015.

	As of January 2, 2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$110,000	$—	$—	$—	$700,000	$—	$810,000	$818,750	4.84%
US$ Fixed Rate	652	358	381	250,407	—	—	251,798	382,673	1.78%

Total	$110,652	$358	$381	$250,407	$700,000	$—	$1,061,798	$1,201,423

	As of December 28, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$157,375	$—	$27,125	$47,500	$47,500	$748,125	$1,027,625	$935,000	5.70%
US$ Fixed Rate	—	—	—	—	250,000	—	250,000	230,950	1.75%

Total	$157,375	$—	$27,125	$47,500	$297,500	$748,125	$1,277,625	$1,165,950

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page 66 of this report, which consolidated financial statements, notes and report are incorporated herein by reference.

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal year 2016 consisted of 53 weeks ended January 2, 2017 with the additional week included in the fourth quarter, and fiscal year 2015 consisted of 52 weeks ended December 28, 2015. Each quarter of fiscal year 2015 contained 91 days.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended January 2, 2017:(1)(2)
Net sales	$583,258	$601,847	$641,720	$706,534
Gross profit	83,563	97,645	109,562	132,845
Income (loss) before income taxes	(1,673)	17,786	35,283	15,606
Net income (loss)	(7,150)	18,765	25,770	(1,810)
Net income (loss) attributable to TTM Technologies, Inc. stockholders	(7,264)	18,548	25,582	(2,005)
Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$(0.07)	$0.19	$0.26	$(0.02)
Diluted	$(0.07)	$0.17	$0.23	$(0.02)

Year Ended December 28, 2015:(3)
Net sales	$329,164	$445,445	$652,005	$668,874
Gross profit	51,559	61,190	89,118	108,270
Income (loss) before income taxes	2,085	(19,959)	6,592	20,258
Net income (loss)	3,446	(36,583)	(2,138)	9,657
Net income (loss) attributable to TTM Technologies, Inc. stockholders	3,446	(36,612)	(2,237)	9,521
Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.04	$(0.41)	$(0.02)	$0.10
Diluted	$0.04	$(0.41)	$(0.02)	$0.09

(1)	Fiscal year 2016 consisted of 53 weeks ended January 2, 2017 with the additional week included in the fourth quarter. We estimate that the additional week contributed approximately $29.2 million of additional revenue and approximately $1.1 million of additional operating income for the year ended January 2, 2017.
(2)	Includes impairment and restructuring charges of $3.3 million and $1.9 million, respectively, in the first quarter, restructuring charges of $4.0 million in the second quarter, restructuring charges of $2.1 million in the third quarter, and loss on extinguishment of debt of $47.8 million and restructuring charges of $0.9 million in the fourth quarter.
(3)	Includes a $2.5 million gain on sale of assets in the first quarter, 211 days of activity of Viasystems which we acquired May 31, 2015, acquisition costs of $34.4 million with a substantial portion recognized in the second quarter, and restructuring charges of $7.4 million during the third and fourth quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of January 2, 2017, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the supervision of and with the participation of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2017 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 2, 2017.

The effectiveness of our internal control over financial reporting as of January 2, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 67 of this Report.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 66 of this Report.

(b)	Exhibits

Exhibit Number	Exhibits

2.1	English translation of Equity Interest Transfer Agreement in relation to Dongguan Meadville Circuits Limited, dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant(1)

2.2**	English translation of Equity Interest Transfer Agreement in relation to Dongguan Shengyi Electronics Ltd., dated March 13, 2013, by and between Shengyi Technology Co., Ltd. and the Registrant(1)

2.3**	Agreement and Plan of Merger, by and among the Registrant, Viasystems Group, Inc. and Vector Acquisition Corp., dated September 21, 2014(2)

3.1	Registrant’s Certificate of Incorporation, as amended June 3, 2011 and May 12,2016(3)

3.2	Registrant’s Fourth Amended and Restated Bylaws, as amended March 2, 2016(4)

4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer & Trust Company(5)

4.2	First Supplemental Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer & Trust Company(5)

4.3	Form of Registrant’s common stock certificate(6)

4.4	Sell-Down Registration Rights Agreement, dated December 23, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and the Registrant(7)

Exhibit Number	Exhibits

4.5	Registration Rights Agreement, dated as of April 9, 2010, by and among Tang Hsiang Chien, Su Sih (BVI) Limited, and the Registrant(8)

4.6	Shareholders Agreement, dated as of April 9, 2010, by and among Meadville Holdings Limited; Su Sih (BVI) Limited; Tang Hsiang Chien; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and the Registrant(8)

4.7	First Amendment to Shareholders Agreement, dated September 14, 2012, by and among Tang Hsiang Chien; Su Sih (BVI) Limited; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and the Registrant(9)

4.8	Indenture, dated as of December 20, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC(10)

4.9	Registration Rights Agreement Memorandum of Understanding, by and among the Registrant, Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V., HM 4-P (1999) Coinvestors, L.P., HM 4-EQ (1999) Coinvestors, L.P., GSC Recovery II, L.P., and GSC Recovery IIA, L.P., dated September 21, 2014(2)

4.10	Addendum to Registration Rights Agreement, by and among the Registrant, Su Sih (BVI) Limited, and Tang Hsiang Chien, dated September 21, 2014(2)

4.11	Registration Rights Agreement, by and among TTM Technologies, Inc., Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V., HM 4-P (1999) Coinvestors, L.P., and HM 4-EQ (1999) Coinvestors, L.P. and GSC Recovery II, L.P. and GSC Recovery IIA, L.P., dated as of May 31, 2015(27)

4.12	The First Amendment to the Registration Rights Agreement, originally dated as of April 9, 2010, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and TTM Technologies, Inc.(29)

4.13	The Second Amendment to the Shareholders Agreement, originally dated as of April 9, 2010, by and among Meadville Holdings Limited; Su Sih (BVI) Limited; Tang Hsiang Chien; Tang Chung Yen, Tom; Tang Ying Ming, Mai; and TTM Technologies, Inc.(29)

10.1	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(5)

10.2	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and JPMorgan Chase Bank, National Association(5)

10.3	Call Option Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(5)

10.4	Warrant Transaction Confirmation, dated as of May 8, 2008, between the Registrant and UBS AG(5)

10.5	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(11)

10.6	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and JPMorgan Chase Bank, National Association(11)

10.7	Call Option Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(11)

10.8	Warrant Transaction Confirmation, dated as of May 16, 2008, between the Registrant and UBS AG(11)

10.9‡	2006 Incentive Compensation Plan(12)

Exhibit Number	Exhibits

10.10‡	Form of Stock Option Agreement pursuant to 2006 Incentive Compensation Plan(12)

10.11‡	Form of Restricted Stock Unit Award Grant Notice pursuant to 2006 Incentive Compensation Plan(12)

10.12‡	Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to 2006 Incentive Compensation Plan and schedule of signatories(13)

10.13‡	TTM Technologies, Inc. 2014 Incentive Compensation Plan(14)

10.14‡	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(14)

10.15	Form of Director and Officer Indemnification Agreement, dated December 10, 2014(15)

10.16	Stock Purchase Agreement, dated November 16, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, the Registrant, TTM Technologies International, Inc., and TTM Hong Kong Limited (now known as TTM Technologies (Asia Pacific) Limited)(16)

10.17‡	Form of Executive Change in Control Severance Agreement and schedule of agreements(17)

10.18	Credit Agreement, dated November 16, 2009, as amended and restated on March 30, 2010 and as further amended on August 3, 2010 and July 22, 2011, respectively, by and among certain PCB Subsidiaries, the Registrant, the Lenders, and the other parties named therein(18)

10.19	Waiver and Amendment Letter with The Hongkong and Shanghai Banking Corporation Limited, dated August 3, 2010(19)

10.20	Special Security Agreement by and among Tang Hsiang Chien, Su Sih (BVI) Limited, the Registrant and the United States Department of Defense, dated October 19, 2010(20)

10.21	Amendment Letter with The Hongkong and Shanghai Banking Corporation Limited, dated July 22, 2011(21)

10.22‡	Executive and Director Deferred Compensation Plan(22)

10.23	Facility Agreement, dated September 14, 2012, by and among the PCB Subsidiaries, the lenders, and the other parties named therein(9)

10.24	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(10)

10.25	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(10)

10.26	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(10)

10.27	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(10)

10.28	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(10)

10.29	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(10)

10.30	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(23)

10.31	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(23)

Exhibit Number	Exhibits

10.32	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(23)

10.33	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(23)

10.34	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(23)

10.35	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(23)

10.36	Voting Agreement, by and among the Company, Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF Equity Fund IV (1999), L.P., HMTF Private Equity Fund IV (1999), L.P., Hicks, Muse PG-IV (1999), C.V., HM 4-P (1999) Coinvestors, L.P., and HM 4-EQ (1999) Coinvestors, L.P., dated September 21, 2014(2)

10.37	Voting Agreement, by and among the Company, GSC Recovery II, L.P., and GSC Recovery IIA, L.P., dated September 21, 2014(2)

10.38	Commitment Letter, by and among the Company, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Barclays Bank PLC, dated September 21, 2014(2)

10.39	Amended and Restated Commitment Letter, by and among the Registrant, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Barclays Bank PLC, and The Royal Bank of Scotland plc, dated October 23, 2014(24)

10.40	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(31)

10.41	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(25)

10.42	TTM Technologies, Inc. Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(31)

10.43	Form of Executive Change in Control Severance Agreement and schedule of agreements(25)

10.44	Facility Agreement, dated May 22, 2015, by and among TTM Technologies Enterprises (HK) Limited, The Hongkong and Shanghai Banking Corporation Limited, and the other parties named therein(26)

10.45	First Amendment to amend and restate the Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and The Royal Bank of Scotland plc and HCBS Securities (USA) Inc., as Documentation Agents, dated as of May 31,2015, as amended September 27, 2016(32)

10.46	First Amendment to amend and restate the ABL Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and The Royal Bank of Scotland plc and HCBS Securities (USA) Inc., as Documentation Agents, dated as of May 31, 2015, as amended September 27, 2016(32)

10.47	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-employee directors) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(28)

10.48	Amendment to TTM Technologies, Inc. 2014 Incentive Compensation Plan(30)

Exhibit Number	Exhibits

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer

32.2*	Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission(the “Commission”) on May 7, 2013.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 22, 2014.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 6, 2011 and to the Registrant’s Form 8-K as filed with the commission on May 18, 2016.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 8, 2016.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 14, 2008.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 23, 2009.

(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on April 13, 2010.

(9)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2012.

(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 20, 2013.

(11)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 22, 2008.

(12)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Commission on March 16, 2007.

(13)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 30, 2010.

(14)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on August 13, 2014.

(15)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 15, 2014.

(16)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 16, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 5, 2014.

(18)	Incorporated by reference to the Registrant’s Form 8-K/A as filed with the Commission on August 5, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 5, 2010.

(20)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 22, 2010.

(21)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on July 27, 2011.

(22)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2011.

(23)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 14, 2014.

(24)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 27, 2014.

(25)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on May 5, 2015.

(26)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 29, 2015.

(27)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 2, 2015.

(28)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 10, 2015.

(29)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 4, 2016.

(30)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on June 1, 2016.

(31)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 4, 2016.

(32)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 27, 2016.

‡	Management contract or Compensation Plan

*	Filed herewith

**	The appendices to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ Thomas T. Edman
Thomas T. Edman President and Chief Executive Officer

Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas T. Edman Thomas T. Edman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017

/s/ Todd B. Schull Todd B. Schull	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2017

/s/ Robert E. Klatell Robert E. Klatell	Chairman of the Board	February 24, 2017

/s/ Kenton K. Alder Kenton K. Alder	Director	February 24, 2017

/s/ James K. Bass James K. Bass	Director	February 24, 2017

/s/ Julie S. England Julie S. England	Director	February 24, 2017

/s/ Philip G. Franklin Philip G. Franklin	Director	February 24, 2017

/s/ Ronald W. Iverson Ronald W. Iverson	Director	February 24, 2017

/s/ John G. Mayer John G. Mayer	Director	February 24, 2017

/s/ Tang Chung Yen, Tom Tang Chung Yen, Tom	Director	February 24, 2017

/s/ Dov S. Zakheim Dov S. Zakheim	Director	February 24, 2017

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TTM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of January 2, 2017 and December 28, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTM Technologies, Inc. and subsidiaries as of January 2, 2017 and December 28, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TTM Technologies, Inc.’s internal control over financial reporting as of January 2, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California

February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TTM Technologies, Inc.:

We have audited TTM Technologies, Inc.’s internal control over financial reporting as of January 2, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TTM Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on TTM Technologies, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, TTM Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TTM Technologies, Inc. and subsidiaries as of January 2, 2017 and December 28, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2017, and our report dated February 24, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California

February 24, 2017

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of
	January 2, 2017	December 28, 2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$256,277	$259,100
Restricted cash	—	3,530
Accounts receivable, net	432,788	456,000
Inventories	269,212	268,923
Prepaid expenses and other current assets	54,564	34,967

Total current assets	1,012,841	1,022,520
Property, plant and equipment, net	966,638	1,103,067
Goodwill	372,609	346,990
Definite-lived intangibles, net	126,613	150,874
Deposits and other non-current assets	21,375	16,682

	$2,500,076	$2,640,133

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$110,652	$157,375
Accounts payable	371,610	377,222
Accrued salaries, wages and benefits	97,171	108,649
Other accrued expenses	109,632	101,748

Total current liabilities	689,065	744,994

Long-term debt, net of discount and issuance costs	909,030	1,013,411
Other long-term liabilities	72,856	55,059

Total long-term liabilities	981,886	1,068,470

Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value; 300,000 and 200,000 shares authorized for 2016 and 2015, respectively, and 100,396 and 99,137 shares issued and outstanding in 2016 and 2015, respectively	100	99
Additional paid-in capital	758,440	745,608
Retained earnings	74,787	45,963
Statutory surplus reserve	31,849	25,812
Accumulated other comprehensive income (loss)	(44,329)	1,623

Total TTM Technologies, Inc. stockholders’ equity	820,847	819,105
Noncontrolling interest	8,278	7,564

Total equity	829,125	826,669

	$2,500,076	$2,640,133

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands, except per share amounts)
Net sales	$2,533,359	$2,095,488	$1,325,717
Cost of goods sold	2,109,744	1,785,351	1,131,028

Gross profit	423,615	310,137	194,689

Operating expenses:
Selling and marketing	66,366	57,361	36,919
General and administrative	147,247	167,669	100,999
Amortization of definite-lived intangibles	24,252	18,888	8,387
Impairment of long-lived assets	3,346	—	1,845
Restructuring charges	8,951	7,381	—
Gain on sale of assets	—	(2,504)	—

Total operating expenses	250,162	248,795	148,150

Operating income	173,453	61,342	46,539

Other income (expense):
Interest expense	(76,008)	(59,753)	(23,830)
Loss on extinguishment of debt	(47,767)	(802)	(506)
Other, net	17,324	8,189	88

Total other expense, net	(106,451)	(52,366)	(24,248)

Income before income taxes	67,002	8,976	22,291
Income tax provision	(31,427)	(34,594)	(7,598)

Net income (loss)	35,575	(25,618)	14,693
Less: Net income attributable to the noncontrolling interest	(714)	(264)	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$34,861	$(25,882)	$14,693

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings (loss) per share	$0.35	$(0.28)	$0.18

Diluted earnings (loss) per share	$0.34	$(0.28)	$0.18

Weighted-average shares used in computing per share amounts:
Basic	100,099	92,675	83,238

Diluted	101,482	92,675	83,941

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Net income (loss)	$35,575	$(25,618)	$14,693
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized loss during the year, net	(46,044)	(27,758)	(14,841)
Gain realized in the statement of operations	—	(1,786)	—

Net	(46,044)	(29,544)	(14,841)

Net unrealized gains (losses) on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the year, net	(83)	(20)	43
Loss realized in the statement of operations	175	172	146

Net	92	152	189

Net unrealized gains (losses) on available for sale securities:
Unrealized loss on available for sale securities during the year	—	—	(20)
Loss realized in the statement of operations	—	—	83

Net	—	—	63

Other comprehensive loss, net of tax	(45,952)	(29,392)	(14,589)

Comprehensive (loss) income, net of tax	(10,377)	(55,010)	104

Less: Comprehensive income attributable to the noncontrolling interest	(714)	(264)	—

Comprehensive (loss) income attributable to TTM Technologies, Inc. stockholders	$(11,091)	$(55,274)	$104

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

			Additional Paid-In Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (Loss)	Total TTM Technologies, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance, December 30, 2013	82,655	$83	$576,644	$64,272	$18,692	$45,604	$705,295	—	$705,295
Net income	—	—	—	14,693	—	—	14,693	—	14,693
Other comprehensive loss	—	—	—	—	—	(14,589)	(14,589)	—	(14,589)
Transfer to statutory surplus reserve	—	—	—	(2,544)	2,544	—	—	—	—
Issuance and repurchase of convertible senior notes	—	—	4,216	—	—	—	4,216	—	4,216
Purchase of convertible senior note hedge, net of tax benefit of $2,964	—	—	(4,989)	—	—	—	(4,989)	—	(4,989)
Issuance of warrants related to convertible senior notes	—	—	4,053	—	—	—	4,053	—	4,053
Tax shortfall from stock awards exercised or released	—	—	(1,015)	—	—	—	(1,015)	—	(1,015)
Issuance of common stock for performance-based restricted stock units	90	—	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	600	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,800	—	—	—	7,800	—	7,800

Balance, December 29, 2014	83,345	83	586,709	76,421	21,236	31,015	715,464	—	715,464
Net income	—	—	—	(25,882)	—	—	(25,882)	264	(25,618)
Other comprehensive loss	—	—	—	—	—	(29,392)	(29,392)	—	(29,392)
Transfer to statutory surplus reserve	—	—	—	(4,576)	4,576	—	—	—	—
Acquisition of Viasystems, Group, Inc.	15,082	15	148,991	—	—	—	149,006	7,300	156,306
Exercise of stock options	68	—	495	—	—	—	495	—	495
Tax shortfall from stock awards exercised or released	—	—	(247)	—	—	—	(247)	—	(247)
Issuance of common stock for restricted stock units	642	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	9,661	—	—	—	9,661	—	9,661

Balance, December 28, 2015	99,137	99	745,608	45,963	25,812	1,623	819,105	7,564	826,669
Net income	—	—	—	34,861	—	—	34,861	714	35,575
Other comprehensive loss	—	—	—	—	—	(45,952)	(45,952)	—	(45,952)
Transfer to statutory surplus reserve	—	—	—	(6,037)	6,037	—	—	—	—
Exercise of stock options	159	—	1,743	—	—	—	1,743	—	1,743
Issuance of common stock for performance-based restricted stock units	271	—	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	829	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	11,090	—	—	—	11,090	—	11,090

Balance, January 2, 2017	100,396	$100	$758,440	$74,787	$31,849	$(44,329)	$820,847	$8,278	$829,125

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$35,575	$(25,618)	$14,693
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	156,229	133,508	95,349
Amortization of definite-lived intangible assets	24,252	18,888	8,387
Amortization of debt discount and debt issuance costs	19,066	15,451	10,165
Deferred income taxes	900	23,892	2,018
Stock-based compensation	11,090	9,661	7,800
Loss on extinguishment of debt	47,767	802	506
Gain on sale of assets	—	(2,504)	—
Impairment of long-lived assets	3,346	—	1,845
Other	(4,645)	(4,396)	1,882
Payment of accreted interest on convertible senior notes	—	(8,731)	(1,324)
Changes in operating assets and liabilities, net of disposition:
Accounts and notes receivable, net	23,212	66,062	(22,485)
Inventories	(289)	8,482	(7,113)
Prepaid expenses and other current assets	3,606	15,781	2,292
Accounts payable	(7,796)	(31,916)	23,937
Accrued salaries, wages and benefits and other accrued expenses	(13,977)	18,100	(8,142)

Net cash provided by operating activities	298,336	237,462	129,810

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(85,139)	(99,925)	(109,624)
Proceeds from sale of property, plant and equipment and assets held for sale	3,641	21,446	1,053
Release (designation) of restricted cash and cash equivalents	3,530	(19)	—
Acquisition, net of cash acquired	—	(169,162)	—

Net cash used in investing activities	(77,968)	(247,660)	(108,571)

Cash flows from financing activities:
Repayment of long-term debt	(1,022,625)	(276,178)	(96,204)
Proceeds from long-term borrowings	775,000	950,000	—
Proceeds from borrowings of revolving loan	30,000	80,000	—
Repayment of assumed long-term debt in acquisition	—	(669,024)	—
Proceeds from issuance of convertible senior notes	—	—	30,000
Repurchase of convertible senior notes	—	(23,664)	(5,411)
Payment of debt issuance costs	(1,227)	(34,135)	(1,626)
Payment of original issue discount	—	(33,250)	—
Purchase of convertible senior note hedge	—	—	(7,953)
Proceeds from warrants	—	—	4,053
Proceeds from exercise of stock options	1,743	495	—

Net cash used in financing activities	(217,109)	(5,756)	(77,141)

Effect of foreign currency exchange rates on cash and cash equivalents	(6,082)	(3,988)	4,390

Net decrease in cash and cash equivalents	(2,823)	(19,942)	(51,512)
Cash and cash equivalents at beginning of year	259,100	279,042	330,554

Cash and cash equivalents at end of year	$256,277	$259,100	$279,042

Supplemental cash flow information:
Cash paid, net for interest	$72,041	$34,052	$14,072
Cash paid, net for income taxes	25,122	14,495	297
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in accounts payable and accrued expenses	$25,108	$24,515	$49,144
Common stock issued in connection with Viasystems acquisition	—	149,006	—

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs and electro-mechanical solutions (E-M Solutions). The Company provides time-to-market and advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final mass production. This one-stop manufacturing solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

The Company serves a diversified customer base in various markets throughout the world, including networking/communications infrastructure products, smartphones and touchscreen tablets, as well as the aerospace and defense, automotive components, high-end computing, and medical, industrial and instrumentation related products. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

The Company operates on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2016 consisted of 53 weeks ended on January 2, 2017 with the additional week included in the fourth quarter. Fiscal 2015 and 2014 were 52 weeks and ended on December 28, 2015, and December 29, 2014, respectively. All references to years relate to fiscal years unless otherwise noted.

(2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Such estimates include the sales return reserve; accounts receivable; inventories; goodwill; intangible assets and other long-lived assets; self insurance reserves; product warranty liabilities; environmental liabilities; legal contingencies; income taxes; and others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. The actual results we experienced may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and actual results, our future result of operations will be affected.

Principles of Consolidation

The consolidated financial statements include the accounts of TTM Technologies, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The functional currency of certain of the Company’s subsidiaries is either the Chinese Renminbi (RMB) or the Hong Kong Dollar. Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity and the consolidated statement of comprehensive income (loss). Net gains resulting from foreign currency remeasurements and transactions are included in income as a

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

component of other, net in the consolidated statements of operations and totaled $13,538, $6,766, and $2,378 for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively.

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

As of December 28, 2015, the Company had $3,530 of restricted cash related to the collaterization of certain letter of credit arrangements. As of January 2, 2017, all such letter of credit arrangements requiring collaterization had expired.

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

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended January 2, 2017, December 28, 2015 and December 29, 2014:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Balance at beginning of year	$1,525	$696	$518
Additions charged to expense	1,560	854	214
Deductions	(223)	(26)	(34)
Effect of foreign currency exchange rates	(11)	1	(2)

Balance at end of year	$2,851	$1,525	$696

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

amortized using the straight-line method over the lesser of their useful lives or the related lease term. The Company uses the following estimated useful lives:

Land use rights	50-99 years
Buildings and improvements	7-50 years
Machinery and equipment	3-12 years
Furniture and fixtures	3-7 years

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income in the period incurred. Depreciation and amortization expense on property, plant and equipment was $156,229, $133,508, and $95,349 for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $1,876, $888, and $551 during the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively, in connection with various capital projects.

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

The Company has two reportable operating segments consisting of four reporting units. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting units is less than its carrying amount, it conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. The Company estimates the fair values of its reporting units using a combination of the income and market approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. In the fourth quarter of 2016, the Company performed its annual impairment test qualitatively and concluded that goodwill was not impaired.

Intangible Assets

Intangible assets include customer relationships, technology and trade names, which are being amortized over their estimated useful lives using straight-line and accelerated methods. The estimated useful lives of such intangibles range from 3 years to 10 years.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Impairment of Long-lived Assets

Long-lived tangible assets, including property, plant and equipment, assets held for sale, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset groups may not be recoverable. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including expected future operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. See Note 4 for information regarding the impairment of long-lived assets during the years 2016 and 2014.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the activity in the Company’s allowance for sales returns and allowances for the years ended January 2, 2017, December 28, 2015 and December 29, 2014:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Balance at beginning of year	$7,789	$6,890	$6,028
Additions charged to expense	22,060	21,728	38,440
Deductions	(21,728)	(20,832)	(37,578)
Effect of foreign currency exchange rates	(2)	3	—

Balance at end of year	$8,119	$7,789	$6,890

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

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company does not provide for U.S. income taxes on undistributed earnings for certain foreign subsidiaries as management expects the foreign earnings will be indefinitely reinvested in such foreign jurisdictions. For certain subsidiaries within China, indefinite investment of undistributed earnings has not been asserted between the respective subsidiaries and their foreign parent entity and therefore, a deferred tax liability for the foreign tax impacts has been recorded on the undistributed earnings of these subsidiaries.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

50 percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Estimated interest and penalties related to underpayment of income taxes are recorded as a component of income tax provision in the consolidated statement of operations.

Self Insurance

The Company is primarily self insured in North America for group health insurance and workers compensation benefits provided to U.S. employees. The Company also purchases stop loss insurance to protect against annual claims per individual and at an aggregate level. The individual insured stop loss on the Company’s self insurance is $350 per individual for group health insurance and $250 per individual for worker’s compensation benefits. Self insurance liabilities are estimated for claims incurred but not paid based on judgment, using the Company’s historical claim data and information and analysis provided by actuarial and claim advisors, the Company’s insurance carrier and brokers. The Company has accrued $5,375 and $5,182 for self insurance liabilities as of January 2, 2017 and December 28, 2015, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the consolidated balance sheets.

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

Noncontrolling Interest Holdings

As of January 2, 2017, noncontrolling interest consists of a 5% equity interest in a manufacturing facility in Huiyang, China which was acquired along with other assets and liabilities of Viasystems.

Loss Contingencies

The Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Any legal fees expected to be incurred in connection with a contingency are expensed as incurred.

Recently Adopted and Issued Accounting Standards

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The objective of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by recognizing the income tax consequences when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods and is to be applied utilizing a retrospective approach. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The impact on the Company’s consolidated financial statements is not expected to be material.

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

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest, as amended, which requires an entity to record debt issuance costs related to debt reported in the balance sheet as a direct deduction from the face amount of that debt. The update is effective for annual periods ending after December 15, 2015. The standard requires the use of the retrospective transition method. The Company adopted the new standard in the first quarter of 2016. Accordingly, as of January 2, 2017, approximately $4,724 of unamortized debt issuance costs were presented as a reduction of long-term debt on the Company’s consolidated balance sheets. Furthermore, the Company reclassified approximately $31,171 of unamortized debt issuance costs that had been presented as other non-current assets as of December 28, 2015 as a reduction of long-term debt.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company at the beginning of fiscal year 2018, however application of the standard is allowed as early as the beginning of fiscal 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has assessed that the impact of the new guidance will result in a change to the timing of revenue recognition for the Company’s revenue stream from “point in time” upon physical delivery to an “over time” model and believes this transition could have a material impact on the Company’s consolidated financial statements upon adoption. As of January 2, 2017, management intends to apply the cumulative effect transition method. The Company has identified and is in the process of implementing changes to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

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

Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $1,688, $34,448 and $5,981 for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively, have been expensed and recorded as general and administrative expense in the consolidated statements of operations.

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

Goodwill represents the excess of the Viasystems purchase price over the fair value of tangibles and identifiable intangible assets acquired, liabilities assumed and noncontrolling interest. During the first two quarters of 2016, goodwill was adjusted to reflect:

•	an increase in current liabilities by $3,442 due to a reassessment of product claims and other contingent liabilities, and

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

•	an increase in other noncurrent liabilities by $22,182 primarily related to liabilities associated with certain tax positions at certain foreign jurisdictions.

The goodwill acquired in the acquisition is not deductible for income tax purposes.

(4)	Restructuring and Impairment Charges

Consolidation Plan and Restructuring Activities

On September 29, 2015, the Company announced a consolidation plan that resulted in the closure of the Company’s facilities in Cleveland, Ohio, Milpitas, California and Juarez, Mexico (the Consolidation Plan) and laid off approximately 480 employees at these sites. The Consolidation Plan was part of the Company’s integration strategy to improve total plant utilization, operational performance and customer focus following its acquisition of Viasystems. In accordance with the Consolidation Plan, the Company has combined its Cleveland and Milpitas facilities into its North Jackson, Ohio and Silicon Valley, California facilities, respectively, and closed its Juarez, Mexico facility.

In connection with the Consolidation Plan and other global realignment restructuring efforts, the Company recognized employee separation costs and contract termination and other costs during the years ended January 2, 2017 and December 28, 2015. Contract termination and other costs primarily represented plant closure costs for Cleveland, Ohio, Milpitas, California and Juarez, Mexico, as well as costs related to building operating leases associated with the downsizing of the St. Louis, Missouri office.

The below table summarizes such restructuring costs by operating segment for the years ended January 2, 2017 and December 28, 2015:

	For the Year Ended January 2, 2017			For the Year Ended December 28, 2015
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Operating Segment:
PCB	$1,548	$2,141	$3,689	$2,050	$—	$2,050
E-M Solutions	903	3,644	4,547	2,039	—	2,039
Corporate	(231)	946	715	2,743	549	3,292

	$2,220	$6,731	$8,951	$6,832	$549	$7,381

The below table shows the utilization of the accrued restructuring costs during the years ended January 2, 2017 and December 28, 2015:

	Severance	Contract Termination	Total
	(In thousands)
Accrued at December 29, 2014	$—	$—	$—
Charged to expense	6,832	549	7,381
Amount paid	(788)	(14)	(802)

Accrued at December 28, 2015	$6,044	$535	$6,579
Charged to expense	2,495	6,698	9,193
Adjustments to estimate	(275)	33	(242)
Amount paid	(8,140)	(6,224)	(14,364)

Accrued at January 2, 2017	$124	$1,042	$1,166

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of January 2, 2017, the Company has incurred approximately $16,332 of restructuring charges since the September 29, 2015 announcement. The company estimates that it will incur total charges related to the Consolidation Plan of approximately $20,000.

Additionally, the Company recognized $3,346 in impairment charges during the year ended January 2, 2017. As a result of the above mentioned plant closures and other plant realignment efforts, $1,393 of impairment charges were recognized in the consolidated statement of operations related to machinery and equipment in the PCB operating segment. In addition, $1,953 of impairment charges were recognized in the consolidated statement of operations related to capitalized software costs in the Corporate operating segment.

For the year ended December 28, 2015, the Company recorded other exit costs of $878 related to inventory write-downs associated with the consolidation of the Milpitas facility to other Silicon Valley, California facilities. These costs have been recorded as a component of cost of goods sold in the consolidated statement of operations.

Impairment and Sale of Suzhou, China Manufacturing Facility

The Company ceased manufacturing at its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary, which held its Suzhou, China manufacturing facility, and shut down its operations in 2013. As a result, the Company determined that certain long-lived assets were impaired and as such, recorded charges of $1,845 for the year ended December 29, 2014 primarily related to machinery and equipment held for sale.

During the year ended December 28, 2015, the Company sold its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary for $21,275 and recognized a gain of $2,504. The Suzhou, China manufacturing facility is included in the PCB operating segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(5)	Composition of Certain Consolidated Financial Statement Captions

	As of
	January 2, 2017	December 28, 2015
	(In thousands)
Inventories:
Raw materials	$73,497	$70,577
Work-in-process	105,094	97,193
Finished goods	90,621	101,153

	$269,212	$268,923

Property, plant and equipment, net:
Land and land use rights	$69,487	$91,571
Buildings and improvements	436,822	446,763
Machinery and equipment	1,053,267	1,058,565
Construction-in-progress, furniture and fixtures and other	54,521	39,550

	1,614,097	1,636,449
Less: Accumulated depreciation	(647,459)	(533,382)

	$966,638	$1,103,067

Other accrued liabilities:
Interest	$927	$14,473
Equipment payable	12,430	14,251
Other	96,275	73,024

	$109,632	$101,748

In the fourth quarter of 2016, the Company commenced the process of selling buildings and related land and land use rights associated with the Cleveland, Ohio and Hong Kong, China facilities and has classified and aggregate total of $23,397 as assets held for sale at January 2, 2017. Assets held for sale are included in prepaids and other current assets in the January 2, 2107 consolidated balance sheets.

(6)	Goodwill

As of January 2, 2017 and December 28, 2015, goodwill was as follows:

Total
(In thousands)
Balance as of December 29, 2014	$12,111
Goodwill recognized during the year	334,870
Foreign currency translation adjustment	9

Balance as of December 28, 2015	346,990
Goodwill recognized during the year	25,624
Foreign currency translation adjustment	(5)

Balance as of January 2, 2017	$372,609

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar. All of the Company’s goodwill is included as a component of the PCB reportable operating segment.

In the fourth quarter of 2016, the Company performed its annual impairment test qualitatively and concluded that it was more likely than not that there was no impairment to goodwill. The Company will continue to evaluate its goodwill on an annual basis during its fourth fiscal quarter and whenever events or changes in circumstances — such as significant adverse changes in business climate or operating results, changes in management strategy, coupled with a decline in the market price of our stock and market capitalization — indicate that there may be a potential impairment. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which may result in an impairment charge.

(7)	Definite-lived Intangibles

As of January 2, 2017 and December 28, 2015, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
January 2, 2017:
Customer relationships	$203,563	$(78,473)	$119	$125,209	8.1
Technology	3,000	(1,596)	—	1,404	3.0

	$206,563	$(80,069)	$119	$126,613

December 28, 2015:
Customer relationships	$91,492	$(80,152)	$426	$11,766	9.2
Trade name	10,302	(10,313)	11	—	6.0
Acquired intangibles from Viasystems acquisition
Customer relationships	147,500	(10,815)	—	136,685	8.1
Technology	3,000	(577)	—	2,423	3.0

	$252,294	$(101,857)	$437	$150,874

The January 2, 2017 and December 28, 2015 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar and the removal of fully amortized intangibles reducing the gross amounts reported.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $24,252, $18,888, and $8,387 for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
2017	$23,647
2018	22,880
2019	18,746
2020	18,746
2021	18,746
Thereafter	23,848

$126,613

(8)	Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of January 2, 2017 and December 28, 2015:

	Average Effective Interest Rate as of January 2, 2017	January 2, 2017	Average Effective Interest Rate as of December 28, 2015	December 28, 2015
	(In thousands)
Term loan due May 2021	5.25%	$700,000	—	—
Term loan due May 2021	—	—	6.00%	$947,625
U.S. ABL revolving loan due May 2020	2.27%	80,000	2.17%	80,000
Asia ABL revolving loan due May 2020	2.17%	30,000	—	—
Convertible Senior Notes due December 2020	1.75%	250,000	1.75%	250,000
Capital lease	6.43%	1,798	—	—

		1,061,798		1,277,625
Less: Long-term debt unamortized discount		(37,392)		(75,668)
Long-term debt unamortized debt issuance costs		(4,724)		(31,171)

		1,019,682		1,170,786
Less: current maturities		(110,652)		(157,375)

Long-term debt, less current maturities		$909,030		$1,013,411

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The fiscal calendar maturities of long-term debt through 2021 and thereafter are as follows:

(In thousands)
2017	$110,652
2018	358
2019	381
2020	250,407
2021	700,000

$1,061,798

Term and Revolving Loans

On May 31, 2015, in conjunction with the acquisition of Viasystems, the Company entered into a $950,000 Term Loan Credit Agreement (Term Loan). Additionally, the Company entered into a $150,000 U.S. Asset-Based Lending Credit Agreement(U.S. ABL) and a $150,000 Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans). The Company drew $80,000 of the U.S. ABL at the closing of the acquisition of Viasystems.

On September 27, 2016, the Company issued new $775,000 Term B Loans (Term Loan B) at an interest rate of LIBOR, with a 1.0% LIBOR floor, plus 4.25%, a reduction of 75 basis points from its previous Term Loans, and repaid in full the remaining outstanding balance of the May 31, 2015 Term Loan. This transaction was accounted for as an extinguishment of debt and accordingly, the Company recognized a loss of $47,767 primarily associated with the write off of the remaining unamortized debt discount and issuance costs.

Additionally, on September 27, 2016, the Company amended its U.S. ABL credit facility to increase the amount available to $200,000, reduce the applicable margin by 25 basis points for both Eurodollar loans and ABR loans, and reduce the Letters of Credit Facilities to $50,000. On December 22, 2016, the Company amended its Asia ABL credit facility to reduce the interest margin by 35 basis points.

The Term Loan B bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 4.25%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 3.25%, at the Company’s option. At January 2, 2017, the weighted average interest rate on the outstanding borrowings under the Term Loan was 5.25%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan B will mature on May 31, 2021. The Term Loan B is secured by a significant amount of the assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below.

The amended U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200,000, a letter of credit facility of up to $50,000, and swingline loans of up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at the Company’s option. At January 2, 2017, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.27%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and inventories as well as by a second position against a significant amount of the assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

are structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below. At January 2, 2017, $80,000 of the U.S. ABL was outstanding. The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan B and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150,000 and a letter of credit facility of up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At January 2, 2017, the weighted average interest rate on the outstanding borrowings under the Asia ABL was 2.17%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the convertible senior notes. See Convertible Senior Notes below. The Company’s Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At January 2, 2017, $30,000 of the Asia ABL was outstanding.

During the year ended January 2, 2017, the Company made net debt principal payments totaling $217,625 representing normal principal payments as well as additional prepayments of principal. The Company is not required to make quarterly scheduled payments of the outstanding Term Loan B balance due to mandatory payments and optional loan prepayments applied to date. Based on certain parameters defined in the Term Loan B agreement, including a secured leverage ratio, the Company may be required to make an additional principal payment on an annual basis. Any remaining outstanding balances under the Term Loan B are due at the maturity date of May 31, 2021. Borrowings under the Term Loan B are subject to financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At January 2, 2017, the Company was in compliance with the covenants under the Term Loan B, the U.S. ABL and the Asia ABL.

As of January 2, 2017, remaining unamortized debt issuance costs of $977 related to the Term Loan B. As of December 28, 2015, remaining unamortized debt discount of $30,242 and debt issuance costs of $26,619 related to the Term Loan. There was no unamortized debt discount for the Term Loan B at January 2, 2017. These debt discount and debt issuance costs are recorded as a reduction of the Term Loan B and the Term Loan at January 2, 2017 and December 28, 2015, respectively, and are amortized over the duration of the Term Loan B and Term Loan into interest expense using an effective interest rate of 5.29% and 7.50%, respectively.

Additionally, remaining unamortized debt issuance costs related to the ABL Revolving Loans were $3,423 and $4,303 as of January 2, 2017 and December 28, 2015, respectively. These debt issuance costs are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

At January 2, 2017, the remaining amortization period for the unamortized debt issuance costs for both the Term Loan B and the ABL Revolving Loans was 3.6 years.

The Company is required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL based on utilization levels. Additionally, the Company also paid commitment fees of 0.5% per annum on the unused portion of the $90,000 senior secured revolving loan associated with the terminated 2012 credit agreement for the years ended December 28, 2015 and December 29, 2014. The Company incurred total commitment fees related to unused borrowing availability of $709, $763, and $600 for the years ended January 2, 2017, December 28, 2015, and December 29, 2014, respectively. As of January 2, 2017, the outstanding amount of the Term Loan B was $700,000, which is included as long-term debt. Additionally,

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

$80,000 of the U.S. ABL and $30,000 of the Asia ABL were outstanding as of January 2, 2017, which were classified as short-term debt. Available borrowing capacity under the U.S. ABL and Asia ABL was $113,003 and $111,663, which includes letters of credit outstanding of $6,997 and $8,337 mentioned below, respectively, at January 2, 2017.

Letters of Credit

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively, as mentioned above. As of January 2, 2017, letters of credit in the amount of $6,997 were outstanding under the U.S. ABL and $8,337 were outstanding under the Asia ABL with various expiration dates through December 2017.

At December 28, 2015, certain letters of credit were securitized by cash collateral. As such the Company had recorded such cash as restricted cash on the consolidated balance sheet as of December 28, 2015. As of January 2, 2017, none of the letters of credit were securitized by cash collateral.

Convertible Senior Notes

Convertible Senior Notes due 2020

The Company issued 1.75% convertible senior notes due December 15, 2020, in a public offering for an aggregate principal amount of $250,000 in 2014. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and are senior in right of payment to any of the Company’s future subordinated indebtedness.

Conversion:    At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 103.7613 shares of the Company’s common stock per $1 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of January 2, 2017, the conversion criteria had been met allowing holders to give notice of conversion in the first quarter of 2017.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay shares of our common stock, cash or a combination of cash and shares of our common stock at its election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of January 2, 2017, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be 32,425.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Convertible Senior Notes due 2015

The Company issued 3.25% convertible senior notes due on May 15, 2015, in a public offering for an aggregate principal amount of $175,000. In May 2015, the outstanding principal of $32,395 plus accrued interest was paid in full.

As of January 2, 2017 and December 28, 2015, the following summarizes the equity components of the convertible senior notes included in additional paid-in capital:

	As of January 2, 2017 and December 28, 2015
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of interest expense resulting from the convertible senior notes for the years ended January 2, 2017, December 28, 2015 and December 29, 2014 were as follows:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Contractual coupon interest
Convertible Senior Notes due 2020	$4,375	$4,375	$4,367
Convertible Senior Notes due 2015	—	395	1,053

	$4,375	$4,770	$5,420

Amortization of debt discount
Convertible Senior Notes due 2020	$8,034	$7,532	$7,102
Convertible Senior Notes due 2015	—	554	1,395

	$8,034	$8,086	$8,497

Amortization of debt issuance costs
Convertible Senior Notes due 2020	$805	$755	$712
Convertible Senior Notes due 2015	—	56	141

	$805	$811	$853

As of January 2, 2017 and December 28, 2015, remaining unamortized debt discount of $37,392 and $45,426, respectively, and debt issuance costs of $3,747 and $4,552, respectively, related to the convertible senior notes. These debt discount and debt issuance costs are recorded as a reduction of the convertible senior notes and are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At January 2, 2017, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 4 years.

For the years ended January 2, 2017, December 28, 2015 and December 29, 2014, the amortization of the convertible senior notes due 2020 debt discount and debt issuance costs was based on an effective interest rate of 6.48%. For the years ended December 28, 2015 and December 29, 2014, the amortization of the convertible senior notes due 2015 debt discount and debt issuance costs was based on an effective interest rate of 8.37%.

Loss on Extinguishment of Debt

During the year ended January 2, 2017 and as mentioned previously, the Company repaid the remaining outstanding balances of its Term Loan. As a result, the Company recognized losses of $47,767 primarily associated with the write off of the remaining unamortized debt discount and debt issuance costs.

During the year ended December 28, 2015, the Company paid in full the remaining outstanding amount of $225,700 under an existing 2012 credit agreement. As a result, the Company recognized losses of approximately $802 resulting from the write off of the remaining unamortized debt issuance costs associated with the terminated 2012 credit agreement.

During the year ended December 29, 2014, the Company repurchased $6,541 of its convertible senior notes due 2015 at approximately 103.4% of their principal amounts. The repurchases were accounted for as extinguishments of debt and, accordingly, the Company recognized losses of approximately $506 primarily associated with the premium paid to repurchase the convertible senior notes and the recognition of related unamortized debt discount and issuance costs.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $30,200 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2018. As of January 2, 2017, the Chinese Revolver had not been drawn upon.

(9)	Income Taxes

The components of income (loss) before income taxes for the years ended January 2, 2017, December 28, 2015 and December 29, 2014 are:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
United States	$(85,323)	$(104,068)	$(3,201)
Foreign	152,325	113,044	25,492

Income before income taxes	$67,002	$8,976	$22,291

The Company expects its foreign earnings attributable to all foreign subsidiaries will be indefinitely reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The undistributed earnings of the foreign subsidiaries amounted to approximately $717,854 as of January 2, 2017. The determination of unrecognized deferred tax liability related to these undistributed earnings is not practicable. Foreign earnings attributable to certain manufacturing subsidiaries within China may be repatriated to the parent holding company located in Hong Kong, and therefore, a deferred tax liability of approximately $6,903 for the foreign tax impact has been recorded on the undistributed earnings of these subsidiaries.

The components of income tax provision for the years ended January 2, 2017, December 28, 2015 and December 29, 2014 are:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Current (provision) benefit:
Federal	$(342)	$477	$1,717
State	(512)	(345)	(216)
Foreign	(29,672)	(19,379)	(5,385)

Total current	(30,526)	(19,247)	(3,884)

Deferred (provision) benefit:
Federal	715	(10,084)	(829)
State	—	(2,184)	133
Foreign	(1,616)	(3,079)	(3,018)

Total deferred	(901)	(15,347)	(3,714)

Total provision	$(31,427)	$(34,594)	$(7,598)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of the provision for income taxes at the statutory federal income tax rate compared to the Company’s provision for income taxes for the years ended January 2, 2017, December 28, 2015 and December 29, 2014:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Statutory federal income tax	$(22,780)	$(3,052)	$(7,579)
State income taxes, net of federal benefit and state tax credits	906	(345)	(84)
Foreign deemed dividends	(4,585)	(5,691)	—
Acquisition related expenses	(591)	(7,692)	—
Intercompany profit in inventory elimination	(335)	596	—
Permanently reinvested earnings assertion	—	8,281	—
Foreign tax differential on foreign earnings	17,530	15,543	(6,243)
Change in valuation allowance	(19,119)	(39,148)	5,321
Uncertain tax positions	(3,464)	(3,911)	—
Federal research and development credits	1,270	1,270	1,020
Loss on extinguishment of debt	—	—	—
Other	(259)	(445)	(33)

Total provision for income taxes	$(31,427)	$(34,594)	$(7,598)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets as of January 2, 2017 and December 28, 2015 are as follows:

	As of
	January 2, 2017	December 28, 2015
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$212,553	$223,456
Reserves and accruals	32,420	36,137
Tax credit carryforwards	18,148	19,719
Stock-based compensation	4,965	4,609
Original issue discount on convertible senior notes	15,329	18,876
Property, plant and equipment	13,398	12,945
Other deferred income tax assets	2,036	3,172

	298,849	318,914
Less: valuation allowance	(221,951)	(234,192)

	76,898	84,722
Deferred income tax liabilities:
Discount on convertible senior notes	(13,410)	(16,495)
Repatriation of foreign earnings	(6,903)	(4,776)
Property, plant and equipment basis differences	(32,582)	(34,716)
Goodwill and intangible amortization	(36,097)	(41,790)
Other deferred income tax assets	(1,955)	(93)

Net deferred income tax liabilities	$(14,049)	$(13,148)

Deferred income tax liabilities, net:
Current deferred income taxes	$—	$—
Noncurrent deferred income taxes	(14,049)	(13,148)

As of January 2, 2017, the Company had the following net operating loss (“NOL”) carryforwards: $510,093 in the U.S. for federal, $561,708 in various U.S. states, $51,694 in China, $36,205 in Hong Kong and $164 in the Netherlands. The U.S. federal NOLs expire in 2019 through 2036, the various U.S. states’ NOLs expire in 2017 through 2036, the China NOLs expire in 2017 through 2021, the Hong Kong NOLs carryforward indefinitely, and the Netherlands NOLs expire in 2017. Further, the Company’s tax credits were approximately $26,451 of which $8,481 carryforward indefinitely.

In connection with the Company’s acquisition of Viasystems, there was more than a 50% change in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued there under. As a consequence, the utilization of the acquired Viasystems U.S. NOLs is limited to approximately $9,826 per year. In addition, the Company recognized certain gains built in at the time of the ownership change, which increase the limitation by approximately $47,463 for each of the first 5 years after the acquisition. Any unused limitation in a year can be carried over to succeeding years.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Based on historical performance and future expectations, the Company has

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

a full valuation allowance on its net U.S. deferred tax assets. Certain subsidiaries within China continue to have NOL carryforwards in various tax jurisdictions that the Company has determined are not more likely than not to be utilized. As a result, a full valuation allowance has been recorded for these subsidiaries at January 2, 2017. For the remaining net deferred income tax asset, management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

The following summarizes the activity in the Company’s valuation allowance for the years ended January 2, 2017, December 28, 2015 and December 29, 2014:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Balance at beginning of year	$234,192	$38,839	$44,160
(Reduction) additions related to acquisition	(18,234)	177,699	—
Additions charged to expense	5,993	39,149	6,458
Reduction related to sale of foreign subsidiary	—	(21,495)	—
Deductions	—	—	(11,779)

Balance at end of year	$221,951	$234,192	$38,839

Certain entities within China operated under the high and new technology enterprise (HNTE) status enabling those entities to enjoy certain tax holidays, which were effective for the years ended January 2, 2017, December 28, 2015 and December 29, 2014. The tax holidays as well as enhanced research and development (R&D) deductions decreased Chinese taxes by $7,666, $7,600 and $1,877, which (decreased) increased both basic and dilutive (loss) earnings per share by $(0.08), $(0.08) and $0.02, for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively. HTNE status and the related tax holidays expire at various dates through 2017, but the Company expects to continue to file for renewal of such HNTE status for the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Beginning balance	$15,404	$2,441	$2,298
Additions related to acquisition	22,182	11,293	—
Additions based on tax positions related to the current year	5,389	3,349	220
Additions for tax positions of prior years	1,545	14	286
Reductions for tax positions of prior years	(2,286)	(1,371)	—
Lapse of statute	(2,507)	(322)	(363)

Ending balance	$39,727	$15,404	$2,441

As of January 2, 2017 and December 28, 2015, the Company recorded unrecognized tax benefits of $28,037 and $10,649, respectively, as well as interest and penalties of $10,754 and $12,202, respectively, to other long-term liabilities. The Company has also recorded unrecognized tax benefits of $11,689 and $4,755 against certain deferred tax assets as of January 2, 2017 and December 28, 2015, respectively. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

$38,791 including interest and penalties. The Company expects its unrecognized tax benefits to decrease by $641 along with related interest of $987 over the next 12 months due to expiring statutes.

As of January 2, 2017, the Company is subject to (i) U.S. federal income tax examination and / or NOL adjustment for tax years from 1999 to 2016, (ii) state and local income tax examination for tax years 1999 to 2016, and (iii) foreign income tax examinations generally for tax years from 2006 to 2016.

(10)	Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income (loss), net of tax as of January 2, 2017, December 28, 2015 and December 29, 2014:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at December 29, 2014	$32,439	$(1,424)	$31,015
Other comprehensive loss before reclassifications	(27,758)	(20)	(27,778)
Amounts reclassified from accumulated other comprehensive income	(1,786)	172	(1,614)

Net year to date period other comprehensive income (loss)	(29,544)	152	(29,392)

Ending balance at December 28, 2015	2,895	(1,272)	1,623
Other comprehensive loss before reclassifications	(46,044)	(83)	(46,127)
Amounts reclassified from accumulated other comprehensive income	—	175	175

Net year to date period other comprehensive income (loss)	(46,044)	92	(45,952)

Ending balance at January 2, 2017	$(43,149)	$(1,180)	$(44,329)

The following provides a summary of reclassifications out of accumulated other comprehensive income, net of tax for the years ended January 2, 2017, December 28, 2015 and December 29, 2014:

		Amount Reclassified from Accumulated Other Comprehensive Income For the Year Ended
Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	January 2, 2017	December 28, 2015	December 29, 2014
Loss on foreign currency forwards cash flow hedges	Depreciation expense, net of tax	$175	$172	$146

Gain on foreign currency translation	Gain on sale of assets, net of tax	$—	$(1,786)	$—

Loss on available for sale securities	Other, net, net of tax	$—	$—	$83

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

For the years ended January 2, 2017, December 28, 2015 and December 29, 2014, one customer accounted for approximately 15%, 20% and 21%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the years ended January 2, 2017, December 28, 2015 and December 29, 2014.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of January 2, 2017 and December 28, 2015 were as follows:

	As of
	January 2, 2017		December 28, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term and Revolving Loans	$809,023	$818,750	$970,764	$935,000
Convertible Senior Notes due 2020	208,861	380,875	200,022	230,950
Capital lease	1,798	1,798	—	—

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of January 2, 2017 and December 28, 2015, which are considered Level 1 and Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of January 2, 2017 and December 28, 2015, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash and cash equivalents at January 2, 2017 consisted of $50,227 held in the U.S., with the remaining $206,050 held by foreign subsidiaries.

The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or are tested at least annually in the case of goodwill) such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

For the years ended January 2, 2017 and December 29, 2014, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	January 2, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the year Ended January 2, 2017
	(In thousands)
Long-lived assets held and use	$2,254	$—	$—	$2,254	$1,953
Assets held for sale	—	—	—	—	1,393

					$3,346

		Fair Value Measurements Using:
	December 29, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the Year Ended December 29, 2014
	(In thousands)
Assets held for sale	$21,031	$—	$21,031	$—	$1,845

There was no impairment of long-lived assets recognized in the year ended December 28, 2015.

The fair values of assets held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

Additionally, the Company has capitalized software costs in accordance with U.S. GAAP. During the year ended January 2, 2017, the Company determined that certain capitalized costs no longer had benefit primarily as a result of the Viasystems acquisition. Because the primary determination of fair value was based on management’s assumptions and estimates of capitalized costs to dispose, the resulting fair value is considered a Level 3 input.

(13)	Commitments and Contingencies

Operating Leases

The Company leases some of its manufacturing and assembly plants, a sales office and equipment under noncancellable operating leases that expire at various dates through 2050. Certain real property leases contain renewal provisions at the Company’s option. Most of the leases require the Company to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule of future minimum lease payments as of January 2, 2017:

Operating Leases
(In thousands)
2017	$7,893
2018	4,375
2019	3,156
2020	2,351
2021	1,699
Thereafter	5,016

Total minimum lease payments	$24,490

Total rent expense for the years ended January 2, 2017, December 28, 2015, and December 29, 2014, was approximately $10,329, $7,362 and $3,731, respectively.

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of January 2, 2017 and December 28, 2015. However, these amounts are not material to the consolidated financial statements of the Company.

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. The Company believes that its facilities in the United States and Canada comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to the Chinese environmental waste water law was issued in late 2012, allowing for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. Some of the Company’s plants in China are not yet in full compliance with the updated environmental regulations. The Company believes it has developed plans acceptable to the Chinese government and is in the process of implementing these plans. The Company does not anticipate any immediate risk of government fines or temporary closure of its Chinese plants. The Company has established and enacted an investment plan related to the efforts to come into full compliance with the new regulations. The 2017 capital expenditure costs expected for these plans are included in the Company’s capital expenditure projections.

(14)	Stock-Based Compensation

Incentive Compensation Plan

The Company maintains a 2014 Incentive Compensation Plan (the Plan), which allowed for the issuance of up to 5,288 shares. In May 2016, the Plan was amended to increase the amount allowed for issuance by 5,000 shares, revising the maximum allowed for issuance to 10,288 through its expiration date of February 2024.

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

As of January 2, 2017, 697 PRUs, 3,104 RSUs and 87 stock options were outstanding under the Plan. Included in the 697 PRUs outstanding as of January 2, 2017 are 291 vested but not yet released. Included in the 3,104 RSUs outstanding as of January 2, 2017 are 396 vested but not yet released RSUs associated with non-employee directors. These RSUs vest over one year with release of the underlying shares of common stock deferred until retirement from the board of directors, (or until one year after retirement in the case of certain prior grants).

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

The TSR modifier is intended to ensure that there are limited or no payouts under the PRU program if the Company’s stock performance is significantly below the median TSR of a group of peer companies selected by the Company’s compensation committee over the three-year performance period. Where the annual financial goals have been met and where there has been strong relative TSR performance over the three-year performance period, the PRU program may provide substantial rewards to participants with a maximum payout of 2.4 times the initial PRU award. However, even if all of the annual financial metric goals are achieved in each of the three years, there will be no payouts if the Company’s stock performance is below that of the 10th percentile for PRUs granted in 2016, and 20th percentile for PRUs granted prior to 2016, of the group of peer companies selected by the Company’s compensation committee, as appropriate.

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. As of January 2, 2017, management determined that vesting of the PRU awards was probable. PRU activity for the year ended January 2, 2017 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at December 28, 2015	301	$8.58
Granted	346	6.46
Vested	(291)	6.01
Change in units due to annual performance achievement	50	6.08

Outstanding target shares at January 2, 2017	406	$8.31

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the years ended January 2, 2017, December 28, 2015 and December 29, 2014, the following assumptions were used in determining the fair value:

	For the Year Ended
	January 2, 2017(1)	December 28, 2015(2)	December 29, 2014(3)
Weighted-average fair value	$6.46	$7.22	$5.80
Risk-free interest rate	0.8%	0.5%	0.4%
Dividend yield	—	—	—
Expected volatility	40%	37%	41%
Expected term in months	24	22	23

(1)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2014, the second year of the three-year performance period applicable to PRUs granted in 2015 and the first year of the three-year performance period applicable to PRUs granted in 2016.

(2)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2013, the second year of the three-year performance period applicable to PRUs granted in 2014 and the first year of the three-year performance period applicable to PRUs granted in 2015.

(3)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2012, second year of the three-year performance period applicable to PRUs granted in 2013 and for the first year of the three-year performance period applicable to PRUs granted in 2014.

The expected term of the PRUs reflects the performance period for the PRUs granted. Expected volatility is calculated using the Company’s historical stock price. The risk-free interest rate for the expected term of PRUs is based on the U.S Treasury yield curve in effect at the time of grant.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units

RSU activity for the year ended January 2, 2017 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding at December 28, 2015	1,975	$8.77
Granted	1,827	6.78
Vested	(906)	8.65
Forfeited	(188)	8.59

Non-vested RSUs outstanding at January 2, 2017	2,708	$7.48

Vested and expected to vest at January 2, 2017	2,980	$7.79

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The weighted average fair value per unit of RSUs granted was $6.78, $9.15 and $7.98 for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively. The total fair value of RSUs vested for the years ended January 2, 2017, December 28, 2015 and December 29, 2014 was $7,834, $6,396 and $7,195, respectively.

Stock Options

During the year ended January 2, 2017, the Company granted 20 stock options to a newly appointed member of the board which were estimated to have a fair value per share of $6.78. No stock options were granted by the Company for the years ended December 28, 2015 or December 29, 2014. The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the year ended January 2, 2017 the fair value was determined using 1.7% as the risk-free interest rate, 51% as the expected volatility, 8.5 years as the expected term and no dividend yield.

The Company determines the expected term of its stock option awards by periodic review of its historical stock option exercise experience. This calculation considers pre-vesting forfeitures and uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant with a period that approximates the expected term of the options.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Option activity under the Plan for the year ended January 2, 2017 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 28, 2015	420	$12.37	1.7	$4
Granted	20	11.83
Exercised	(159)	10.97
Forfeited/expired	(194)	14.08

Outstanding at January 2, 2017	87	$10.99	5.0	$228

Vested and expected to vest at January 2, 2017	87	$10.99	5.0	$228

Exercisable at January 2, 2017	67	$10.74	3.5	$192

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of the 2016 fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 2, 2017. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended January 2, 2017 and December 28, 2015 was $127 and $131, respectively. There were no options exercised for the year ended December 29, 2014. There were no options vested for the years ended January 2, 2017 and December 28, 2015. The total fair value of the options vested for the year ended December 29, 2014 was $110.

Stock-based Compensation Expense and Unrecognized Compensation Costs

For the years ended January 2, 2017, December 28, 2015 and December 29, 2014, the amounts recognized in the consolidated financial statements with respect to the stock-based compensation plan are as follows:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Cost of goods sold	$1,630	$1,117	$866
Selling and marketing	1,054	1,135	1,109
General and administrative	8,406	7,409	5,825

Stock-based compensation expense recognized	11,090	9,661	7,800
Income tax benefit recognized	—	—	(2,018)

Stock-based compensation expense recognized	$11,090	$9,661	$5,782

The Company may become entitled to a deduction in its tax returns upon the future exercise of incentive stock options under certain circumstances; however, the value of this deduction will be recorded as an increase to additional paid-in capital and not as an income tax benefit. For the years ended December 28, 2015 and December 29, 2014, a net tax shortfall of $247 and $1,015, respectively, related to fully vested stock option awards exercised and vested RSUs was recorded as a decrease to additional paid-in capital. For the year ended

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

January 2, 2017, the Company did not record a net tax shortfall. Additionally, for the year ended January 2, 2017 and December 28, 2015, the Company did not record an income tax benefit as a result of a full valuation allowance on its deferred tax assets.

The following is a summary of total unrecognized compensation costs as of January 2, 2017:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$11,822	1.3
PRU awards	1,631	1.5
Stock options	114	2.4

	$13,567

(15)	Employee Benefit and Deferred Compensation Plans

As of January 2, 2017, the Company has three separate retirement benefit plans: one in North America and two in China. In North America, the Company has a 401(k) savings plan (the Savings Plan) in which eligible full-time domestic employees can participate and contribute a percentage of compensation subject to the maximum allowed by the Internal Revenue Service. The Savings Plan provides for a partial match by the employer of the first 5% of employee contributions (100% of the first 3% and 50% of the following 2% of employee contributions). In China, the Company contributes to either separate trust-administered funds or various government-sponsored pension plans on a mandatory basis. For all retirement plans, the Company has no further payment obligation once the required contributions have been made. The Company recorded contributions to retirement benefit plans of $36,172, $35,427 and $18,953 during the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively.

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

The board of directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of January 2, 2017, no shares of preferred stock were outstanding.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

There were appropriations of approximately $6,037, $4,576 and $2,544 to the statutory surplus reserve of the Company’s Chinese subsidiaries for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively.

(18)	Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company has reviewed its reportable operating segments and determined it continues to have two reportable operating segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. This determination was made based on the criteria of earning revenues and incurring expenses, the Company’s organizational structure which has segment managers who report to the chief operating decision maker, discrete financial information, and the aggregation of similar operating segments into reportable operating segments. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods, and regulatory environments.

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

The Company accounts for inter-segment sales and transfers consistent with the Company’s revenue recognition policy. The inter-segment sales for the year ended January 2, 2017 are sales primarily from the PCB to the E-M Solutions operating segment.

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Net Sales:
PCB	$2,346,554	$1,944,041	$1,251,665
E-M Solutions	198,483	158,655	76,545

Total sales	2,545,037	2,102,696	1,328,210
Inter-segment sales	(11,678)	(7,208)	(2,493)

Total net sales	$2,533,359	$2,095,488	$1,325,717

Operating Segment Income (Loss):
PCB	$285,046	$172,227	$77,092
E-M Solutions	4,684	1,424	3,855
Corporate	(92,025)	(93,421)	(26,021)

Total operating segment income	197,705	80,230	54,926
Amortization of definite-lived intangibles	(24,252)	(18,888)	(8,387)

Total operating income	173,453	61,342	46,539
Total other expense	(106,451)	(52,366)	(24,248)

Income before income taxes	$67,002	$8,976	$22,291

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Depreciation Expense:
PCB	$149,466	$130,339	$95,027
E-M Solutions	2,540	2,079	183
Corporate	4,223	1,090	139

Total depreciation expense	$156,229	$133,508	$95,349

Capital Expenditures:
PCB	$74,318	$72,036	$73,779
E-M Solutions	3,206	4,006	400
Corporate	5,873	1,523	2,603

Total capital expenditures	$83,397	$77,565	$76,782

	As of
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Segment Assets:
PCB	$1,791,829	$1,943,577	$1,334,648
E-M Solutions	127,826	143,779	43,255
Corporate	580,421	552,777	223,386

Total assets	$2,500,076	$2,640,133	$1,601,289

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology, facilities and human resources personnel, as well as global sales and marketing personnel and acquisition and integration costs associated with the acquisition of Viasystems. Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $1,688, $34,448 and $5,981 for the years ended January 2, 2017, December 28, 2015, and December 29, 2014, respectively, are included in Corporate.

During the year ended January 2, 2017, the Company recorded impairment charges of $1,393 and $1,953 for the impairment of long-lived assets related to its PCB operating segment and Corporate operating segment, respectively. During the year ended December 29, 2014, the Company recorded impairment charges of $1,845 for the impairment of long-lived assets related to its PCB operating segment. There were no impairment charges for the year ended December 28, 2015.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company markets and sells its products in approximately 65 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales and long-lived assets are as follows:

	2016		2015		2014
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
	(In thousands)
United States	$1,119,086	$661,058	$960,146	$654,579	$568,796	$103,340
China	646,844	781,678	547,999	923,219	352,385	682,739
Other	767,429	23,124	587,343	23,133	404,536	—

Total	$2,533,359	$1,465,860	$2,095,488	$1,600,931	$1,325,717	$786,079

Net sales are attributed to countries by country invoiced.

(19)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the years ended January 2, 2017, December 28, 2015 and December 29, 2014:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands, except per share amounts)
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$34,861	$(25,882)	$14,693

Weighted average shares outstanding	100,099	92,675	83,238
Dilutive effect of performance-based stock units, restricted stock units and stock options	1,383	—	703

Diluted shares	101,482	92,675	83,941

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.35	$(0.28)	$0.18

Diluted	$0.34	$(0.28)	$0.18

For the years ended January 2, 2017 and December 29, 2014, performance-based stock units (PRUs), restricted stock units (RSUs) and stock options to purchase 892 and 1,233 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the applicable year and, therefore, the effect would be anti-dilutive.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Additionally, for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, the effect of shares of common stock related to the Company’s convertible senior notes were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

Outstanding warrants for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable year, and therefore, the effect would be anti-dilutive.

The below is a summary of amounts convertible to common stock related to convertible senior notes and related warrants:

	For the Year Ended
	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Common stock related to convertible senior notes	25,940	25,940	27,970

Warrants to purchase common stock	25,940	26,408	28,020

(20)	Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepreg from these related parties in the amount of $55,649, $63,605 and $47,446 for the years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively.

Dongguan Shengyi Electronics Ltd. (SYE) is also a related party as it is a wholly owned subsidiary of an entity in which a significant shareholder of the Company holds an equity interest. The Company sells PCBs to SYE and purchases PCBs including various services relating to PCB manufacturing from SYE. Sales to SYE for the years ended January 2, 2017, December 28, 2015 and December 29, 2014 were $991, $4,709 and $24,120, respectively. Purchases of PCBs including various services relating to PCB manufacturing for the years ended December 28, 2015 and December 29, 2014 were $1,948 and $1,671, respectively. There were no purchases from SYE for the year ended January 2, 2017.

As of January 2, 2017 and December 28, 2015, the Company’s consolidated balance sheets included $15,836 and $29,306, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and various PCB manufacturing services and such balances are included as a component of accounts payable on the consolidated balance sheets. Additionally, the Company’s consolidated balance sheets included $192 and $1,999, respectively, in accounts receivable due from a related party for sales of PCBs to SYE, as mentioned above, and such balances are included as a component of accounts receivable, net on the consolidated balance sheets.