Form 10-Q
period 2017-04-03
TTM TECHNOLOGIES INC
filed 2017-05-11
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, of registrant outstanding at May 9, 2017: 101,743,825

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	April 3, 2017	January 2, 2017
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$282,871	$256,277
Accounts receivable, net	419,340	432,788
Inventories	275,092	269,212
Prepaid expenses and other current assets	49,988	54,564

Total current assets	1,027,291	1,012,841
Property, plant and equipment, net	976,446	966,638
Goodwill	372,586	372,609
Definite-lived intangibles, net	120,688	126,613
Deposits and other non-current assets	33,234	21,375

	$2,530,245	$2,500,076

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$160,658	$110,652
Accounts payable	362,141	371,610
Accrued salaries, wages and benefits	75,746	97,171
Other accrued expenses	123,035	109,632

Total current liabilities	721,580	689,065

Long-term debt, net of discount and issuance costs	861,391	909,030
Other long-term liabilities	74,592	72,856

Total long-term liabilities	935,983	981,886

Commitments and contingencies (Note 11)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 101,742 and 100,396 shares issued and outstanding in 2017 and 2016, respectively	102	100
Additional paid-in capital	762,139	758,440
Retained earnings	107,746	74,787
Statutory surplus reserve	31,849	31,849
Accumulated other comprehensive loss	(37,598)	(44,329)

Total TTM Technologies, Inc. stockholders’ equity	864,238	820,847
Noncontrolling interest	8,444	8,278

Total equity	872,682	829,125

	$2,530,245	$2,500,076

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended April 3, 2017 and March 28, 2016

	Quarter Ended
	April 3, 2017	March 28, 2016
	(Unaudited) (In thousands, except per share data)
Net sales	$625,247	$583,258
Cost of goods sold	520,228	499,695

Gross profit	105,019	83,563

Operating expenses:
Selling and marketing	16,655	17,306
General and administrative	29,273	36,206
Amortization of definite-lived intangibles	5,912	5,947
Restructuring charges	609	1,856
Impairment of long-lived assets	—	3,346

Total operating expenses	52,449	64,661

Operating income	52,570	18,902

Other income (expense):
Interest expense	(13,596)	(21,784)
Other, net	(1,710)	1,209

Total other expense, net	(15,306)	(20,575)

Income (loss) before income taxes	37,264	(1,673)
Income tax provision	(4,139)	(5,477)

Net income (loss)	33,125	(7,150)
Less: Net income attributable to the noncontrolling interest	(166)	(114)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$32,959	$(7,264)

Income (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings (loss) per share	$0.33	$(0.07)

Diluted earnings (loss) per share	$0.28	$(0.07)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarters Ended April 3, 2017 and March 28, 2016

	Quarter Ended
	April 3, 2017	March 28, 2016
	(Unaudited)
	(In thousands)
Net income (loss)	$33,125	$(7,150)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	6,619	(3,873)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	68	(7)
Loss realized in net earnings	44	42

Net	112	35

Other comprehensive income (loss), net of tax	6,731	(3,838)

Comprehensive income (loss)	39,856	(10,988)

Less: Comprehensive income attributable to the noncontrolling interest	(166)	(114)

Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$39,690	$(11,102)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended April 3, 2017 and March 28, 2016

	Quarter Ended
	April 3, 2017	March 28, 2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$33,125	$(7,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	36,077	40,227
Amortization of definite-lived intangible assets	5,912	5,947
Amortization of debt discount and debt issuance costs	2,601	6,125
Stock-based compensation	3,628	2,246
Impairment of long-lived assets	—	3,346
Other	394	542
Changes in operating assets and liabilities:
Accounts receivable, net	13,448	23,748
Inventories	(5,880)	4,368
Prepaid expenses and other current assets	(3,582)	6,985
Accounts payable	(9,475)	(48,691)
Accrued salaries, wages and benefits and other accrued expenses	(26,664)	(19,801)

Net cash provided by operating activities	49,584	17,892

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(33,259)	(20,116)
Proceeds from sale of property, plant and equipment and assets held for sale	9,881	—
Release of restricted cash to cash and cash equivalents	—	3,530

Net cash used in investing activities	(23,378)	(16,586)

Cash flows from financing activities:
Proceeds from exercise of stock options	74	—
Repayment of long-term debt	—	(76,482)

Net cash provided by (used in) financing activities	74	(76,482)

Effect of foreign currency exchange rates on cash and cash equivalents	314	(246)

Net increase (decrease) in cash and cash equivalents	26,594	(75,422)
Cash and cash equivalents at beginning of period	256,277	259,100

Cash and cash equivalents at end of period	282,871	$183,678

Noncash transactions:
Purchases of property, plant and equipment recorded in accounts payable and accrued expenses	$44,560	$23,988

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

The Company serves a diversified customer base in various markets throughout the world, including networking/communications infrastructure products, smartphones and touchscreen tablets, as well as aerospace and defense, automotive, high-end computing, and medical, industrial and instrumentation related products. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

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

Recently Adopted and Issued Accounting Standards

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The objective of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by recognizing the income tax consequences when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated condensed financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods and is to be applied utilizing a retrospective approach. Early adoption is permitted. The Company adopted this ASU 2016-15 in the first quarter of 2017 and the adoption did not have a material impact on its consolidated condensed financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-09 on January 3, 2017. The impact of the adoption did not have a material impact on the consolidated condensed financial statements and related disclosures.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company at the beginning of fiscal year 2018, however application of the standard is allowed as early as the beginning of fiscal 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has assessed that the impact of the new guidance will result in a change to the timing of revenue recognition for the Company’s revenue stream from “point in time” upon physical delivery to an “over time” model and believes this transition could have a material impact on the Company’s consolidated financial statements upon adoption. As of April 3, 2017, management intends to apply the cumulative effect transition method. The Company has identified and is in the process of implementing changes to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

(2) Consolidation Plan, Restructuring and Impairment Charges

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

In connection with the Consolidation Plan and other global realignment restructuring efforts, the Company recognized employee separation, contract termination and other costs during the quarters ended April 3, 2017 and March 28, 2016. Contract termination and other costs primarily represented plant closure costs for Cleveland, Ohio, Milpitas, California and Juarez, Mexico, as well as costs related to building operating leases associated with the downsizing of the St. Louis, Missouri office.

The below table summarizes such restructuring costs by operating segment for the quarters ended April 3, 2017 and March 28, 2016:

	For the Quarter Ended April 3, 2017			For the Quarter Ended March 28, 2016
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Operating Segment:
PCB	$127	$99	$226	$570	$611	$1,181
E-M Solutions	—	271	271	156	519	675
Corporate	33	79	112	—	—	—

	$160	$449	$609	$726	$1,130	$1,856

The below table shows the utilization of the accrued restructuring costs during the quarter ended April 3, 2017:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued at January 2, 2017	$124	$1,042	$1,166
Charged to expense	160	449	609
Amount paid	(284)	(614)	(898)

Accrued at April 3, 2017	$—	$877	$877

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

As of April 3, 2017, the Company has incurred approximately $16,941 of restructuring charges since the September 29, 2015 announcement. The Company estimates that it will incur total charges related to the Consolidation Plan of approximately $20,000.

The Company also recognized $3,346 in impairment charges during the quarter ended March 28, 2016. As a result of the above mentioned plant closures and other plant realignment efforts, $1,393 of impairment charges were recognized in the consolidated condensed statement of operations related to machinery and equipment in the PCB operating segment. In addition, $1,953 of impairment charges were recognized in the consolidated condensed statement of operations related to capitalized software costs in the Corporate operating segment.

(3) Inventories

Inventories as of April 3, 2017 and January 2, 2017 consist of the following:

	As of
	April 3, 2017	January 2, 2017
	(In thousands)
Inventories:
Raw materials	$78,392	$73,497
Work-in-process	105,318	105,094
Finished goods	91,382	90,621

	$275,092	$269,212

(4) Goodwill

As of April 3, 2017 and January 2, 2017, goodwill was as follows:

Total
(In thousands)
Balance as of January 2, 2017	$372,609
Foreign currency translation adjustment and other	(23)

Balance as of April 3, 2017	$372,586

All goodwill relates to the Company’s PCB reportable segment.

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

(5) Definite-lived Intangibles

As of April 3, 2017 and January 2, 2017, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
April 3, 2017:
Customer relationships	$203,563	$(84,118)	$89	$119,534	8.1
Technology	3,000	(1,846)	—	1,154	3.0

	$206,563	$(85,964)	$89	$120,688

January 2, 2017:
Customer relationships	$203,563	$(78,473)	$119	$125,209	8.1
Technology	3,000	(1,596)	—	1,404	3.0

	$206,563	$(80,069)	$119	$126,613

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The April 3, 2017 and January 2, 2017 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $5,912 and $5,947, for the quarters ended April 3, 2017 and March 28, 2016, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2017	$17,732
2018	22,870
2019	18,746
2020	18,746
2021	18,746
Thereafter	23,848

$120,688

(6) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of April 3, 2017 and January 2, 2017:

	Average Effective Interest Rate as of April 3, 2017	April 3, 2017	Average Effective Interest Rate as of January 2, 2017	January 2, 2017
	(In thousands)
Term loan due May 2021	5.25%	$700,000	5.25%	$700,000
U.S. ABL revolving loan due May 2020	2.48%	80,000	2.27%	80,000
Asia ABL revolving loan due May 2020	2.38%	30,000	2.17%	30,000
Convertible Senior Notes due December 2020	1.75%	250,000	1.75%	250,000
Capital lease	6.43%	1,815	6.43%	1,798

		1,061,815		1,061,798
Less: Long-term debt unamortized discount		(35,301)		(37,392)
Long-term debt unamortized debt issuance costs		(4,465)		(4,724)

		1,022,049		1,019,682
Less: current maturities		(160,658)		(110,652)

Long-term debt, less current maturities		$861,391		$909,030

Term and Revolving Loans

The Company maintains a Term Loan Credit Agreement (Term Loan), a $200,000 U.S. Asset-Based Lending Credit Agreement (U.S. ABL), and a $150,000 Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans).

The Term Loan bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 4.25%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 3.25%, at the Company’s option. At April 3, 2017 the weighted average interest rate on the outstanding borrowings under the Term Loan was 5.25%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of the assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200,000, a letter of credit facility of up to $50,000, and swingline loans of up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at the Company’s option. At April 3, 2017, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.48%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and inventories as well as by a second position against a significant amount of the assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below. At April 3, 2017, $80,000 of the U.S. ABL was outstanding and classified as short-term debt. The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150,000 and a letter of credit facility of up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At April 3, 2017, the weighted average interest rate on the outstanding borrowings under the Asia ABL was 2.38%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the convertible senior notes. See Convertible Senior Notes below. The Company’s Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At April 3, 2017, $30,000 of the Asia ABL was outstanding.

The Company is no longer required to make any quarterly scheduled payments for the remaining term of the outstanding Term Loan balance due to mandatory payments and optional loan prepayments applied to date. Additionally, based on certain parameters defined in the Term Loan agreement, including a secured leverage ratio, the Company is also not required to make any additional principal payments for fiscal year 2017 as our secured leverage ratio is less than or equal to 1.5. The Company may be required to make additional principal payments in future years, if the Company’s secured leverage ratio is greater than 1.5. Any remaining outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Subsequent to the quarter ended April 3, 2017, the Company made an optional debt principal prepayment totaling $50,000. Borrowings under the Term Loan are subject to financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At April 3, 2017, the Company was in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

As of April 3, 2017 and January 2, 2017, remaining unamortized debt issuance costs of $927 and $977, respectively, related to the Term Loan. These debt issuance costs are recorded as a reduction of the Term Loan at April 3, 2017 and January 2, 2017, respectively, and are amortized over the duration of the Term Loan into interest expense using an effective interest rate of 5.29%.

Additionally, remaining unamortized debt issuance costs related to the ABL Revolving Loans were $3,173 and $3,423 as of April 3, 2017 and January 2, 2017, respectively. These debt issuance costs are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

At April 3, 2017, the remaining weighted average amortization period for the unamortized debt issuance costs for both the Term Loan and the ABL Revolving Loans was 3.4 years.

The Company is required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $187 and $194 for the quarters ended April 3, 2017 and March 28, 2016, respectively. As of April 3, 2017, the outstanding amount of the Term Loan was $700,000, of which $50,000 is included in short-term debt and the remaining $650,000 is included as long-term debt. Additionally, $80,000 of the U.S. ABL and $30,000 of the Asia ABL was outstanding as of April 3, 2017. Available borrowing capacity under the U.S. ABL and Asia ABL was $113,503 and $99,628, which considers letters of credit outstanding of $6,497 and $20,372 mentioned below, respectively, at April 3, 2017.

Letters of Credit

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively, as mentioned above. As of April 3, 2017, letters of credit in the amount of $6,497 were outstanding under the U.S. ABL and $20,372 were outstanding under the Asia ABL with various expiration dates through March 2018.

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

Conversion: At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 103.7613 shares of the Company’s common stock per $1 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of April 3, 2017, the conversion criteria had been met under condition (1) as described above, allowing holders to give notice of conversion in both the first and second quarter of 2017.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay shares of our common stock, cash or a combination of cash and shares of our common stock at its election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of April 3, 2017, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

As of April 3, 2017 and January 2, 2017, the following summarizes the equity components of the convertible senior notes included in additional paid-in capital:

	As of April 3, 2017 and January 2, 2017
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Convertible senior notes due 2020	$60,227	$(1,916)	$58,311

The components of interest expense resulting from the convertible senior notes for the quarters ended April 3, 2017 and March 28, 2016 are as follows:

	For the Quarter Ended
	April 3, 2017	March 28, 2016
	(In thousands)
Contractual coupon interest	$1,094	$1,094

Amortization of debt discount	$2,091	$1,960

Amortization of debt issuance costs	$209	$196

As of April 3, 2017 and January 2, 2017, there remains unamortized debt discount of $35,301 and $37,392, respectively, and debt issuance costs of $3,538 and $3,747, respectively, related to the convertible senior notes. These debt discount and debt discount issuance costs are recorded as a reduction of the convertible senior notes and are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At April 3, 2017, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 3.7 years.

For the quarters ended April 3, 2017 and March 28, 2016, the amortization of the convertible senior notes due 2020 debt discount and debt issuance costs is based on an effective interest rate of 6.48%.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $30,500 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2018. As of April 3, 2017, the Chinese Revolver had not been drawn upon.

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

During the quarter ended April 3, 2017, the Company’s effective tax rate was impacted by a net discrete benefit of $2,539 related to a tax incentive offset by accrued interest expense on existing uncertain tax positions. Additionally, no tax benefit was recorded on the losses incurred in the U.S. and certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions. The Company’s foreign earnings attributable to certain subsidiaries in China will be indefinitely reinvested in foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Certain entities in China operated under tax incentives effective through 2017. The tax incentives decreased Chinese taxes by $5,481, which increased both basic and diluted earnings per share by $0.05 and $0.04, respectively, for the quarter ended April 3, 2017.

(8) Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss) as of April 3, 2017 and January 2, 2017:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at January 2, 2017	$(43,149)	$(1,180)	$(44,329)
Other comprehensive income before reclassifications	6,619	68	6,687
Amounts reclassified from accumulated other comprehensive income	—	44	44

Other comprehensive income	6,619	112	6,731

Ending balance at April 3, 2017	$(36,530)	$(1,068)	$(37,598)

For the quarters ended April 3, 2017 and March 28, 2016, $44 and $42 net of tax, respectively, were reclassified out of accumulated other comprehensive income (loss) to depreciation expense related to cash flow hedges.

(9) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers. Most customers to which the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarters ended April 3, 2017 and March 28, 2016, one customer accounted for approximately 16% and 10%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarters ended April 3, 2017 and March 28, 2016.

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

The carrying amount and estimated fair value of the Company’s financial instruments at April 3, 2017 and January 2, 2017 were as follows:

	April 3, 2017		January 2, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term and Revolving Loans	$809,073	$820,500	$809,023	$818,750
Convertible senior notes due 2020	211,161	431,500	208,861	380,875
Capital lease	1,815	1,815	1,798	1,798

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of April 3, 2017 and January 2, 2017, which are considered Level 1 and Level 2 inputs.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of April 3, 2017 and January 2, 2017, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash and cash equivalents at April 3, 2017 consisted of $57,322 held in the U.S., with the remaining $225,549 held by foreign subsidiaries.

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

					$3,346

There was no impairment of long-lived assets recognized for the quarter ended April 3, 2017.

The fair values of assets held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

Additionally, the Company had capitalized software costs in accordance with U.S. GAAP. During the first quarter ended March 28, 2016, the Company determined that certain capitalized costs no longer had benefit. Because the primary determination of fair value was based on management’s assumptions and estimates of capitalized costs to dispose, the resulting fair value is considered a Level 3 input.

(11) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of April 3, 2017 and January 2, 2017. However, these amounts are not material to the consolidated condensed financial statements of the Company.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(12) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the quarters ended April 3, 2017 and March 28, 2016:

	Quarter Ended
	April 3, 2017	March 28, 2016
	(In thousands, except per share amounts)
Basic earnings (loss):
Basic earnings (loss)	$32,959	$(7,264)

Diluted earnings (loss):
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$32,959	$(7,264)
Interest expense from convertible senior notes, net of tax	3,394	—

Diluted earnings (loss)	$36,353	$(7,264)

Basic weighted average shares	100,932	99,596
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,867	—
Dilutive effect of outstanding warrants	2,183	—
Dilutive effect of assumed conversion of convertible senior notes outstanding	25,940	—

Diluted shares	130,922	99,596

Income (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.33	$(0.07)

Diluted	$0.28	$(0.07)

For the quarter ended April 3, 2017, performance-based restricted stock units (PRUs), restricted stock units (RSUs) and stock options to purchase 179 shares of common stock were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for PRUs, RSUs or stock options was greater than the average market price of common shares during the applicable quarter and, therefore, the effect would be anti-dilutive.

For the quarter ended March 28, 2016, potential shares of common stock, consisting of stock options to purchase approximately 387 shares of common stock at exercise prices ranging from $5.78 to $16.82 per share, 3,118 RSUs, and 301 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

For the quarter ended March 28, 2016, the effect of shares of common stock related to the Company’s convertible senior notes, based on the if-converted method, were not included in the computation of dilutive earnings per share because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.

Outstanding warrants for the quarter ended March 28, 2016, to purchase common stock of 25,940 were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarter, and therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(13) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	April 3, 2017	March 28, 2016
	(In thousands)
Cost of goods sold	$394	$320
Selling and marketing	253	210
General and administrative	2,981	1,716

Stock-based compensation expense recognized	$3,628	$2,246

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the quarter ended April 3, 2017, management determined that vesting of the PRU awards was probable. PRUs activity for the quarter ended April 3, 2017 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at January 2, 2017	406	$8.31
Granted	363	22.90

Outstanding target shares at April 3, 2017	769	$15.20

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarters ended April 3, 2017 and March 28, 2016 the following assumptions were used in determining the fair value:

	April 3, 2017(1)	March 28, 2016(2)
Weighted-average fair value	$22.90	$6.46
Risk-free interest rate	1.20%	0.84%
Dividend yield	—	—
Expected volatility	43%	40%
Expected term in months	21	24

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2015, second year of the three-year performance period applicable to PRUs granted in 2016 and first year of the three-year performance period applicable to PRUs granted in 2017.

(2)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2014, second year of the three-year performance period applicable to PRUs granted in 2015 and first year of the three-year performance period applicable to PRUs granted in 2016.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Restricted Stock Units

The Company granted 946 and 1,683 RSUs during the quarters ended April 3, 2017 and March 28, 2016, respectively. The RSUs granted have a weighted-average fair value per unit of $15.78 and $6.75 for the quarters ended April 3, 2017 and March 28, 2016, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarters ended April 3, 2017 and March 28, 2016.

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of April 3, 2017:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$24,888	1.7
PRU awards	9,208	1.6
Stock options	120	2.2

	$34,216

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

The Company, including the chief operating decision maker, evaluates segment performance based on operating segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter-segment transactions have been eliminated..

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company accounts for inter-segment sales and transfers consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarters ended April 3, 2017 and March 28, 2016, are sales primarily from the PCB to the E-M Solutions operating segment.

	For the Quarters Ended
	April 3, 2017	March 28, 2016
	(In thousands)
Net Sales:
PCB	$586,695	$529,945
E-M Solutions	41,669	56,478

Total sales	628,364	586,423
Inter-segment sales	(3,117)	(3,165)

Total net sales	$625,247	$583,258

Operating Segment Income (Loss):
PCB	$82,256	$49,367
E-M Solutions	(1,642)	387
Corporate	(22,132)	(24,905)

Total operating segment income	58,482	24,849
Amortization of definite-lived intangibles	(5,912)	(5,947)

Total operating income	52,570	18,902
Total other expense	(15,306)	(20,575)

Income (loss) before income taxes	$37,264	$(1,673)

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, corporate sales, information technology, facilities, corporate operations and human resources personnel.

(15) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. For the quarters ended April 3, 2017 and March 28, 2016, the Company’s foreign subsidiaries purchased $13,540 and $15,998, respectively, of laminate and prepreg from these related parties.

Dongguan Shengyi Electronics Ltd. (SYE) is also a related party as it is a wholly owned subsidiary of an entity in which a significant shareholder of the Company holds an equity interest. The Company sells PCBs to SYE and purchases PCBs including various services relating to PCB manufacturing from SYE. Sales to SYE for the quarters ended April 3, 2017 and March 28, 2016 were $31 and $311, respectively. Purchases of PCBs including various services relating to PCB manufacturing for the quarter ended March 28, 2016 was $28. There were no purchases of PCBs or any services relating to PCB manufacturing for the quarter ended April 3, 2017.

As of April 3, 2017 and January 2, 2017, the Company’s consolidated condensed balance sheets included $17,884 and $15,836, respectively, in accounts payable due to related parties primarily for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated condensed balance sheets. Additionally, the Company’s consolidated condensed balance sheets included $124 and $192, respectively, in accounts receivable due from a related party for sales of PCBs to SYE, as mentioned above, and such balances are included as a component of accounts receivable, net on the consolidated condensed balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017, filed with the SEC.

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs and electro-mechanical solutions (E-M Solutions). We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final mass production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including manufacturers of networking/communications infrastructure products, smartphones and touchscreen tablets, as well as aerospace and defense, automotive, high-end computing, and medical, industrial and instrumentation related products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

For the first quarter of 2017, we experienced higher demand in our Cellular Phone, Computing/Storage/Peripherals and Aerospace/ Defense end markets compared to the first quarter of 2016. This increase in sales resulted in higher capacity utilization especially at our Cellular Phone and Computing/Storage/Peripherals focused facilities resulting in higher gross margins.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our 10 largest customers accounted for 45% and 41% of our net sales for the quarters ended April 3, 2017 and March 28, 2016, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended
End Markets(1)(2)	April 3, 2017	March 28, 2016
Aerospace and Defense	15%	15%
Automotive	20	21
Cellular Phone(2)	14	9
Computing/Storage/Peripherals(2)	15	13
Medical/Industrial/Instrumentation	15	16
Networking/Communications	20	24
Other(2)	1	2

Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, and human resources personnel, as well as expenses for accounting and legal assistance, incentive compensation expense, and gains or losses on the sale or disposal of property, plant and equipment.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since January 2, 2017.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended
	April 3, 2017	March 28, 2016
Net sales	100.0%	100.0%
Cost of goods sold	83.2	85.7

Gross profit	16.8	14.3

Operating expenses:
Selling and marketing	2.7	3.0
General and administrative	4.7	6.2
Amortization of definite-lived intangibles	0.9	1.0
Restructuring charges	0.1	0.3
Impairment of long-lived assets	—	0.6

Total operating expenses	8.4	11.1

Operating income	8.4	3.2
Other income (expense):
Interest expense	(2.2)	(3.7)
Other, net	(0.2)	0.2

Total other expense, net	(2.4)	(3.5)

Income (loss) before income taxes	6.0	(0.3)
Income tax provision	(0.7)	(0.9)

Net income (loss)	5.3	(1.2)
Less: Net income attributable to the non-controlling interest	—	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	5.3%	(1.2)%

We have reviewed our reportable operating segments and determined that we continue to have two reportable operating segments: PCB and E-M Solutions. This determination was made based on the criteria of earning revenues and incurring expenses, our organizational structure which has segment managers who report to the chief operating decision maker, discrete financial information, and the aggregation of similar operating segments into reportable operating segments for the PCB reportable operating segment.

The following table compares net sales by reportable segment for the quarters ended April 3, 2017 and March 28, 2016:

	For the Quarters Ended
	April 3, 2017	March 28, 2016
	(In thousands)
Net Sales:
PCB	$586,695	$529,945
E-M Solutions	41,669	56,478

Total sales	628,364	586,423
Inter-segment sales	(3,117)	(3,165)

Total net sales	$625,247	$583,258

Net Sales

Total net sales increased $41.9 million, or 7.2%, from $583.3 million for the quarter ended March 28, 2016 to $625.2 million for the quarter ended April 3, 2017.

Net sales for the PCB operating segment, excluding inter-segment sales, increased $56.8 million, or 10.8%, from $526.8 million for the quarter ended March 28, 2016 to $583.6 million for the quarter ended April 3, 2017. This increase is primarily due to higher demand in our Cellular Phone, Computing/Storage/Peripherals and Aerospace/Defense end markets, partially offset by a decline in our

Networking/Communications end market. These changes resulted in a 9% increase in PCB shipments as compared to the quarter ended March 28, 2016, and an average PCB selling price increase of 1%, which was driven by a product mix shift.

Net sales for the E-M Solutions operating segment decreased $14.8 million from $56.5 million for the quarter ended March 28, 2016 to $41.7 million for the quarter ended April 3, 2017. This decrease is primarily due to the closure of our Juarez, Mexico facility and lower demand in our Networking/Communications end market.

Gross Margin

Overall gross margin increased from 14.3% for the quarter ended March 28, 2016 to 16.8% for the quarter ended April 3, 2017. Gross margin for the PCB operating segment increased from 15.6% for the quarter ended March 28, 2016 to 18.2% for the quarter ended April 3, 2017 primarily due to increased volumes at our Cellular Phone and Computing/Storage/Peripherals focused facilities, savings from our synergy initiatives, a $3.0 million insurance settlement from a fire in our Anaheim, California facility a year ago, partially offset by the reclassification of certain facilities and labor support related costs from general and administrative expenses to cost of goods sold due to changes in our business structure. Gross margin for the E-M Solutions operating segment decreased from 6.6% for the quarter ended March 28, 2016 to 2.7% for the quarter ended April 3, 2017 primarily due to decreased volumes and higher inventory reserves.

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.6 million, from $17.3 million for the quarter ended March 28, 2016 to $16.7 million for the quarter ended April 3, 2017. As a percentage of net sales, selling and marketing expenses were 3.0% for the quarter ended March 28, 2016, as compared to 2.7% for the quarter ended April 3, 2017. The decrease in selling and marketing expense primarily relates to reduced headcount and lower travel expenses.

General and Administrative Expenses

General and administrative expenses decreased $6.9 million from $36.2 million, or 6.2% of net sales, for the quarter ended March 28, 2016 to $29.3 million, or 4.7% of net sales, for the quarter ended April 3, 2017. The decrease in expense primarily relates to reclassification of certain facilities and labor support related costs to cost of goods sold due to changes in our business structure.

Impairment of Long-Lived Assets and Restructuring Charges

For the quarter ended April 3, 2017 and March 28, 2016, we incurred restructuring charges of $0.6 million and $1.9 million, respectively, related to a consolidation plan announced on September 29, 2015, that resulted in the closure of our facilities in Cleveland, Ohio, Milpitas, California, and Juarez, Mexico (the Consolidation Plan). These charges primarily represent severance and contract termination and other costs. For the quarter ended April 3, 2017, in connection with the Consolidation Plan, we recognized restructuring charges of $0.2 million, $0.3 million and $0.1 million in our PCB, E-M Solutions and Corporate segments, respectively. For the quarter ended March 28, 2016, we recognized restructuring charges of $1.2 million and $0.7 million in our PCB and E-M Solutions segments, respectively. As of April 3, 2017, the Company has incurred approximately $16.9 million of restructuring charges since the September 29, 2015 announcement.

Additionally, as a result of the above mentioned plant closures and other plant realignment efforts, we also recognized impairment charges of $3.3 million for the quarter ended March 28, 2016, of which $1.4 million were recognized in our PCB operating segment and $1.9 million were recognized related in the Corporate operating segment. The impairment charge for the PCB operating segment related to machinery and equipment while the impairment charge for the Corporate operating segment related to the write-off of capitalized software costs.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment or restructuring charges could result that would adversely affect our results of operations.

Other Income (Expense)

Other expense, net decreased $5.3 million from $20.6 million for the quarter ended March 28, 2016 to $15.3 million for the quarter ended April 3, 2017. The decrease in other expense, net was primarily due to a decrease in interest expense due to lower principal outstanding resulting from net debt principal payments totaling $217.6 million in 2016, a lower Term Loan interest rate by 75 basis points, and lower amortization of debt issuance costs and debt discount after the full repayment of our prior term loan in the fourth quarter of 2016. The decrease in other expense, net was partially offset by $3.7 million of foreign currency transaction losses for the quarter ended April 3, 2017 due to the appreciation of the Renminbi, which is utilized at certain of our Asia operations.

Income Taxes

The provision for income taxes decreased by $1.4 million from $5.5 million for the quarter ended March 28, 2016 to $4.1 million for the quarter ended April 3, 2017. The decrease in income tax expense in 2017 was primarily due to the receipt of China’s high and new technology enterprise status in one of our subsidiaries in the quarter ended April 3, 2017, which resulted in a tax incentive benefit effective retroactively to 2016.

Our effective tax rate was primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, valuation allowance establishment, and certain non-deductible items. Certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. We had net deferred income tax liabilities of approximately $14.0 million at both April 3, 2017 and January 2, 2017.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, and term and revolving debt. Our principal uses of cash have been to finance acquisitions and capital expenditures, meet debt service requirements, fund working capital requirements, and repay existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow provided by operating activities during the quarter ended April 3, 2017 was $49.6 million as compared to $17.9 million in the same period in 2016. The increase in cash flow was due to stronger operational performance and improved use of working capital. Cash cycle days improved to 46 days for the quarter ended April 3, 2017 as compared to 54 days for the quarter ended March 28, 2016. As of April 3, 2017, we had net working capital of approximately $305.7 million compared to $323.8 million as of January 2, 2017.

Net cash used in investing activities was approximately $23.4 million for the quarter ended April 3, 2017 primarily reflecting purchases of property, plant and equipment of $33.3 million less proceeds from sale of property, plant and equipment and assets held for sale of $9.9 million. For the quarter ended March 28, 2016, net cash used in investing activities was approximately $16.6 million primarily reflecting purchases of property, plant and equipment of $20.1 million less release of restricted cash to cash and cash equivalents of $3.5 million.

Net cash provided by financing activities was approximately $0.1 million for the quarter ended April 3, 2017 reflecting proceeds from exercise of common stock options. Net cash used in financing activities was approximately $76.5 million for the quarter ended March 28, 2016 reflecting the repayment of normally scheduled principal payments as well as an additional prepayment of principal of long-term debt.

As of April 3, 2017, we had cash and cash equivalents of approximately $282.9 million, of which approximately $225.5 million was held by our foreign subsidiaries, primarily Asia. Cash and cash equivalents held by our foreign locations are expected to be used in local operations.

Our 2017 net capital expenditure are expected to be in the range of $155 million to $170 million, of which 40 percent are planned for technology enhancements, 30 percent for capacity expansions and 30 percent for compliance and maintenance related expenditures.

Term and Revolving Loans

We maintain a Term Loan, a $200.0 million U.S. ABL, and a $150.0 million Asia ABL (collectively the ABL Revolving Loans).

The Term Loan bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 4.25%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 3.25%, at the our option. At April 3, 2017, the weighted average interest rate on the outstanding borrowings under the Term Loan was 5.25%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of our assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and is structurally senior to our convertible senior notes. See Convertible Senior Notes below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200.0 million, a letter of credit facility of up to $50.0 million, and swingline loans of up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at our option. At April 3, 2017, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.48%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and inventories as well as by a second position against a significant amount of our assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and are structurally senior to our convertible senior notes. See Convertible Senior Notes below. At April 3, 2017, $80.0 million of the U.S. ABL was outstanding. We and our domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150.0 million and a letter of credit facility of up to $100.0 million, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At April 3, 2017, the weighted average interest rate on the outstanding borrowings under the Asia ABL was 2.38%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia Pacific cash and receivables and are structurally senior to our domestic obligations, including the convertible senior notes. See Convertible Senior Notes below. Our Asia Pacific subsidiary and certain of our subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At April 3, 2017, $30.0 million of the Asia ABL was outstanding.

We are no longer required to make quarterly scheduled payments for the remaining term of the outstanding Term Loan balance due to mandatory payments and optional loan prepayments applied to date. Additionally, based on certain parameters defined in the Term Loan agreement, including a secured leverage ratio, we are also not required to make an additional principal payment for fiscal year 2017 as our secured leverage ratio is less than or equal to 1.5. We may be required to make additional principal payments in future years, if our secured leverage ratio is greater than 1.5. Any remaining outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. Subsequent to the quarter ended April 3, 2017, the Company made an optional debt principal prepayment totaling $50.0 million. Borrowings under the Term Loan are subject to financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At April 3, 2017, we were in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

We are required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL based on utilization levels. We incurred total commitment fees related to unused borrowing availability of $0.2 million for both quarters ended April 3, 2017 and March 28, 2016. As of April 3, 2017, the outstanding amount of the Term Loan was $700.0 million, of which $50.0 million is included in short-term debt and the remaining $650.0 million is included as long-term debt. Additionally, $80.0 million of the U.S. ABL and $30.0 million of the Asia ABL were outstanding as of April 3, 2017, which were classified as short-term debt. Available borrowing capacity under the U.S. ABL and Asia ABL was $113.5 million and $99.6 million, which includes letters of credit outstanding of $6.5 million and $20.4 million mentioned below, respectively, at April 3, 2017.

Letters of Credit

We have up to $50.0 million and $100.0 million Letters of Credit Facilities available under the U.S. ABL and the Asia ABL, respectively. As of April 3, 2017, letters of credit in the amount of $6.5 million were outstanding under the U.S. ABL and $20.4 million were outstanding under the Asia ABL with various expiration dates through March 2018.

Chinese Revolver

We are party to a revolving loan credit facility with a lender in China. Under this arrangement, the lender has made available to us approximately $30.5 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2018. As of April 3, 2017, the Chinese Revolver had not been drawn upon.

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

Conversion: At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 103.7613 shares of our common stock per $1,000 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least

20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of April 3, 2017, the conversion criteria had been met under the condition (1) as described above, allowing holders to give notice of conversion in both the first and second quarter of 2017.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay shares of our common stock, cash or a combination of cash and shares of our common stock at our election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1,000 principal amount of the notes. As of April 3 2017, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of April 3, 2017:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$811,815	$160,658	$746	$650,411	$—
Convertible debt obligations	250,000	—	—	250,000	—
Interest on debt obligations	165,021	42,072	78,168	44,781	—
Equipment payables	31,876	31,876	—	—	—
Purchase obligations	118,208	102,057	16,151	—	—
Operating lease commitments	27,465	8,292	9,451	5,094	4,628

Total contractual obligations	$1,404,385	$344,955	$104,516	$950,286	$4,628

(1)	Unrecognized uncertain tax benefits of $39.9 million are not included in the table above as the settlement timing is uncertain.

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

See Liquidity and Capital Resources, Term and Revolving Loans, Chinese Revolver and Convertible Senior Notes due 2020 appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of April 3, 2017, approximately 23.7% of our total debt was based on fixed rates. Based on our borrowings as of April 3, 2017, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $8.0 million and an assumed 100 basis point decrease in variable rates would cause our annual interest cost to decrease by $1.1 million after giving consideration to the 1% LIBOR floor on the Term Loan.

Debt Instruments

The table below presents information about certain of our debt instruments as of April 3, 2017 and January 2, 2017.

	As of April 3, 2017
	Remaining 2017	2018	2019	2020	2021	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$160,000	$—	$—	$—	$650,000	$—	$810,000	$820,500	4.87%
US$ Fixed Rate	658	361	385	250,411	—	—	251,815	433,315	1.78%

Total	$160,658	$361	$385	$250,411	$650,000	$—	$1,061,815	$1,253,815

	As of January 2, 2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$110,000	$—	$—	$—	$700,000	$—	$810,000	$818,750	4.84%
US$ Fixed Rate	652	358	381	250,407	—	—	251,798	382,673	1.78%

Total	$110,652	$358	$381	$250,407	$700,000	$—	$1,061,798	$1,201,423

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended January 2, 2017 for further discussion of market risks associated with interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of April 3, 2017, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have substantial debt and, as a result, we have significant debt service obligations. We maintain a Term Loan Credit Agreement (Term Loan) at an interest rate of LIBOR plus 4.25%, a $200.0 million U.S. Asset-Based Lending Credit Agreement (U.S ABL), and a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). In addition, we and a number of our direct and indirect subsidiaries have various credit facilities, letters of credit and guarantee facilities. Such agreements also contain certain financial covenants which require us to maintain a specified consolidated leverage ratio and under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

We are not required to make quarterly scheduled payments of the outstanding Term Loan balance due to mandatory payments and optional loan prepayments applied to date. We may be required to make an additional principal payment on an annual basis, based on certain parameters defined in these agreements, which includes a secured leverage ratio.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of April 3, 2017, we had an aggregate of approximately $148.2 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. To the extent that we may have outstanding indebtedness denominated in the U.S. dollar or in the HKD, the depreciation of the RMB against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the RMB). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 34% and 29% of our net sales for the quarters ended April 3, 2017 and March 28, 2016 respectively, and one customer represented 16% of our sales for the quarter ended April 3, 2017. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

A significant portion of our sales are to customers within the automotive industry. The automotive industry has historically experienced multi-year cycles of growth and decline. In recent years, we have witnessed a growth cycle. If sales of automobiles should decline or go into a cyclical down turn, our sales could decline and this could have a materially adverse impact on our business, financial condition and result of operations.

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

Certain of our foreign subsidiaries have deferred income tax assets. Based on our forecast for future taxable earnings for these foreign subsidiaries, we believe we will utilize the deferred income tax assets in future periods. However, if our estimates of future earnings decline, we may have to increase our valuation allowance against our net deferred income tax assets, resulting in a higher income tax provision, which would reduce our results of operations.

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

We have a significant amount of goodwill, indefinite-lived intangible assets, and other intangible assets on our consolidated balance sheet. If our goodwill, indefinite-lived intangible assets, or other intangible assets become impaired in the future, we would be required to record a non-cash charge to earnings, which may be material and would also reduce our stockholders’ equity.

As of April 3, 2017, our consolidated balance sheet reflected $493.3 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year is generally increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year. As a result of our acquisition of Viasystems, the NOLs acquired were subject to this limitation. In February 2017 and November 2016, 4,000,000 and 13,800,000 shares of common stock, respectively, were sold by Su Sih, our largest shareholder and a “5-percent shareholder.” Additional future transfers or sales of our common stock during the rolling period by “5-percent shareholders” could cause us to experience an ownership change under Section 382, which could further limit our use of NOLs.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 34% and 37% of our net sales for the quarters ended April 3, 2017 and March 28, 2016, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended April 3, 2017, we generated 72% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

For the quarter ended April 3, 2017, aerospace and defense sales accounted for approximately 15% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Sales to EMS companies represented approximately 34% and 37% of our net sales for the quarters ended April 3, 2017 and March 28, 2016, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

In the future, we may issue additional equity securities or one or more of our large shareholders may offer their shares for sale through public or private offerings. Pursuant to our certificate of incorporation, our board of directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. Our board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. Any such issuance of additional shares would reduce your influence over matters on which our stockholders vote, would dilute the percentage of ownership interest of existing stockholders and may dilute the per share book value of the common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. Any issuances of preferred stock would likely result in your interest being subject to the priority rights of holders of that preferred stock. Also, we may have shareholders that hold large quantities of our shares. If one or more of these shareholders offered their shares for sale, it could result in a decrease in demand for our shares which could have the effect of decreasing our share price. The market price of our common stock could decline as a result of any future offering as well as sales of shares of our common stock made after such offerings or the perception that such sales could occur.

Because we do not expect to pay any cash dividends for the foreseeable future, shareholders may not receive any return on investment unless the shareholders sell their common stock for a price greater than that which was paid.

We have not declared or paid any dividends since 2000 and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, anticipated cash needs, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our debt agreements and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, shareholders should not rely on dividends in order to receive a return on your investment. See our dividend policy in Item 5. Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities, in our Annual Report Form 10-K for the fiscal year ended January 2, 2017.

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

Failure to maintain good relations with the noncontrolling shareholder of a majority-owned subsidiary of TTM in China could materially adversely affect our ability to manage that operation.

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

TTM Technologies, Inc.

/s/ Thomas T. Edman
Dated: May 11, 2017	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull
Dated: May 11, 2017	Todd B. Schull
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

±	Management contract or Compensation Plan