Form 10-Q
period 2017-07-03
TTM TECHNOLOGIES INC
filed 2017-08-08
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2017

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at August 3, 2017: 101,814,402

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	July 3, 2017	January 2, 2017
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$246,947	$256,277
Accounts receivable, net	452,827	432,788
Inventories	282,485	269,212
Prepaid expenses and other current assets	43,002	54,564

Total current assets	1,025,261	1,012,841
Property, plant and equipment, net	1,034,385	966,638
Goodwill	372,529	372,609
Definite-lived intangibles, net	114,750	126,613
Deposits and other non-current assets	25,025	21,375

	$2,571,950	$2,500,076

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$110,669	$110,652
Accounts payable	382,188	371,610
Accrued salaries, wages and benefits	84,171	97,171
Other accrued expenses	145,647	109,632

Total current liabilities	722,675	689,065

Long-term debt, net of discount and issuance costs	863,847	909,030
Other long-term liabilities	74,837	72,856

Total long-term liabilities	938,684	981,886

Commitments and contingencies (Note 11)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 101,814 and 100,396 shares issued and outstanding in 2017 and 2016, respectively	102	100
Additional paid-in capital	767,139	758,440
Retained earnings	128,337	74,787
Statutory surplus reserve	31,849	31,849
Accumulated other comprehensive loss	(25,440)	(44,329)

Total TTM Technologies, Inc. stockholders’ equity	901,987	820,847
Noncontrolling interest	8,604	8,278

Total equity	910,591	829,125

	$2,571,950	$2,500,076

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended July 3, 2017 and June 27, 2016

	Quarter Ended		Two Quarters Ended
	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
	(Unaudited) (In thousands, except per share data)
Net sales	$627,182	$601,847	$1,252,429	$1,185,105
Cost of goods sold	531,315	504,202	1,051,543	1,003,897

Gross profit	95,867	97,645	200,886	181,208

Operating expenses:
Selling and marketing	15,851	16,569	32,506	33,875
General and administrative	28,634	36,459	57,907	72,608
Amortization of definite-lived intangibles	5,910	5,949	11,822	11,896
Restructuring charges	416	3,989	1,025	5,902
Impairment of long-lived assets	—	—	—	3,346

Total operating expenses	50,811	62,966	103,260	127,627

Operating income	45,056	34,679	97,626	53,581

Other income (expense):
Interest expense	(12,922)	(20,084)	(26,518)	(41,868)
Other, net	(5,825)	3,191	(7,535)	4,400

Total other expense, net	(18,747)	(16,893)	(34,053)	(37,468)

Income before income taxes	26,309	17,786	63,573	16,113
Income tax (provision) benefit	(5,558)	979	(9,697)	(4,498)

Net income	20,751	18,765	53,876	11,615
Less: Net income attributable to the noncontrolling interest	(160)	(217)	(326)	(331)

Net income attributable to TTM Technologies, Inc. stockholders	$20,591	$18,548	$53,550	$11,284

Income per share attributable to TTM Technologies, Inc. stockholders:
Basic income per share	$0.20	$0.19	$0.53	$0.11

Diluted income per share	$0.18	$0.17	$0.46	$0.11

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Two Quarters Ended July 3, 2017 and June 27, 2016

	Quarter Ended		Two Quarters Ended
	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
	(Unaudited) (In thousands)
Net income	$20,751	$18,765	$53,876	$11,615
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment gains (losses), net	12,019	(9,838)	18,638	(13,711)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	96	(14)	164	(21)
Loss realized in the statement of operations	43	39	87	81

Net	139	25	251	60

Other comprehensive income (loss), net of tax	12,158	(9,813)	18,889	(13,651)

Comprehensive income (loss)	32,909	8,952	72,765	(2,036)
Less: comprehensive income attributable to the noncontrolling interest	(160)	(217)	(326)	(331)

Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$32,749	$8,735	$72,439	$(2,367)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended July 3, 2017 and June 27, 2016

	Two Quarters Ended
	July 3, 2017	June 27, 2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$53,876	$11,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	72,223	80,684
Amortization of definite-lived intangible assets	11,822	11,896
Amortization of debt discount and debt issuance costs	5,304	11,705
Deferred income taxes	95	(3,409)
Stock-based compensation	8,628	5,091
Impairment of long-lived assets	—	3,346
Other	3,476	(1,214)
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable, net	(20,039)	31,486
Inventories	(13,273)	(1,867)
Prepaid expenses and other current assets	(3,529)	4,482
Accounts payable	10,509	(22,236)
Accrued salaries, wages and benefits and other accrued expenses	(20,394)	(33,630)

Net cash provided by operating activities	108,698	97,949

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(87,106)	(38,299)
Proceeds from sale of property, plant and equipment and asset held for sale	18,102	2,854
Release of restricted cash and cash equivalents	—	3,530

Net cash used in investing activities	(69,004)	(31,915)

Cash flows from financing activities:
Repayment of long-term debt borrowing	(50,000)	(106,482)
Redemption of convertible notes	(15)	—
Proceeds from exercise of stock options	74	—

Net cash used in financing activities	(49,941)	(106,482)

Effect of foreign currency exchange rates on cash and cash equivalents	917	(2,501)

Net decrease in cash and cash equivalents	(9,330)	(42,949)
Cash and cash equivalents at beginning of period	256,277	259,100

Cash and cash equivalents at end of period	$246,947	$216,151

Noncash transactions:
Property, plant and equipment recorded in accounts payable and accrued expenses	$69,373	$25,217

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

Recently Adopted and Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles (Topic 350): Goodwill and other. This ASU simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The Company elected to early adopt ASU 2017-04 on a prospective basis during the second quarter of 2017, and the adoption did not have a material impact on its consolidated condensed financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The objective of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by recognizing the income tax consequences when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated condensed financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company at the beginning of fiscal year 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has assessed that the impact of the new guidance will result in a change to the timing of revenue recognition for the Company’s revenue stream from “point in time” upon physical delivery to an “over time” model and believes this transition could have a material impact on the Company’s consolidated financial statements upon adoption. As of July 3, 2017, management intends to apply the cumulative effect transition method. The Company has identified and is in the process of implementing changes to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

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

In connection with the Consolidation Plan and other global realignment restructuring efforts, the Company recognized employee separation, contract termination and other costs during the quarters and two quarters ended July 3, 2017 and June 27, 2016. Contract termination and other costs primarily represented plant closure costs for Cleveland, Ohio, Milpitas, California and Juarez, Mexico, as well as costs related to building operating leases associated with the downsizing of the St. Louis, Missouri office.

The below table summarizes such restructuring costs by operating segment for the quarter and two quarters ended July 3, 2017:

	Quarter Ended July 3, 2017			Two Quarters Ended July 3, 2017
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Operating Segment:
PCB	$43	$—	$43	$170	$99	$269
E-M Solutions	—	244	244	—	516	516
Corporate	—	129	129	33	207	240

	$43	$373	$416	$203	$822	$1,025

The below table summarizes such restructuring costs by operating segment for the quarter and two quarters ended June 27, 2016:

	Quarter Ended June 27, 2016			Two Quarters Ended June 27, 2016
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Operating Segment:
PCB	$668	$488	$1,156	$1,267	$1,100	$2,367
E-M Solutions	578	1,425	2,003	734	1,944	2,678
Corporate	40	790	830	9	848	857

	$1,286	$2,703	$3,989	$2,010	$3,892	$5,902

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The below table shows the utilization of the accrued restructuring costs during the two quarters ended July 3, 2017:

	Employee separation/ severance	Contract termination and other Costs	Total
	(In thousands)
Accrued at January 2, 2017	$124	$1,042	$1,166
Charged to expense	203	822	1,025
Amount paid	(327)	$(1,287)	(1,614)

Accrued at July 3, 2017	$—	$577	$577

As of July 3, 2017, the Company has incurred approximately $17,357 of restructuring charges since the September 29, 2015 announcement. The Company estimates that it will incur total charges related to the Consolidation Plan of approximately $20,000.

The Company recognized $3,346 in impairment charges during the two quarters ended June 27, 2016. As a result of the above mentioned plant closures and other plant realignment efforts, $1,393 of impairment charges were recognized in the consolidated condensed statement of operations related to machinery and equipment in the PCB operating segment. In addition, $1,953 of impairment charges were recognized in the consolidated condensed statement of operations related to capitalized software costs in the Corporate operating segment.

(3) Inventories

Inventories as of July 3, 2017 and January 2, 2017 consist of the following:

	As of
	July 3, 2017	January 2, 2017
	(In thousands)
Inventories:
Raw materials	$75,280	$73,497
Work-in-process	111,245	105,094
Finished goods	95,960	90,621

	$282,485	$269,212

(4) Goodwill

As of July 3, 2017 and January 2, 2017, goodwill was as follows:

Total
(In thousands)
Balance as of January 2, 2017	$372,609
Foreign currency translation adjustment and other	(80)

Balance as of July 3, 2017	$372,529

All goodwill relates to the Company’s PCB reportable segment.

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. dollar.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(5) Definite-lived Intangibles

As of July 3, 2017 and January 2, 2017, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
July 3, 2017:
Customer relationships	$203,563	$(89,777)	$60	$113,846	8.1
Technology	3,000	(2,096)	—	904	3.0

	$206,563	$(91,873)	$60	$114,750

January 2, 2017:
Customer relationships	$203,563	$(78,473)	$119	$125,209	8.1
Technology	3,000	(1,596)	—	1,404	3.0

	$206,563	$(80,069)	$119	$126,613

The July 3, 2017 and January 2, 2017 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $5,910 and $5,949 for the quarters ended July 3, 2017 and June 27, 2016, respectively, and $11,822 and $11,896 for the two quarters ended July 3, 2017 and June 27, 2016, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2017	$11,823
2018	22,841
2019	18,746
2020	18,746
2021	18,746
Thereafter	23,848

$114,750

(6) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of July 3, 2017 and January 2, 2017:

	Average Effective Interest Rate as of July 3, 2017	July 3, 2017	Average Effective Interest Rate as of January 2, 2017	January 2, 2017
	(In thousands)
Term loan due May 2021	5.48%	$650,000	5.25%	$700,000
U.S. ABL revolving loan due May 2020	2.73%	80,000	2.27%	80,000
Asia ABL revolving loan due May 2020	2.63%	30,000	2.17%	30,000
Convertible Senior Notes due December 2020	1.75%	249,985	1.75%	250,000
Capital lease	6.43%	1,844	6.43%	1,798

		1,011,829		1,061,798
Less: Long-term debt unamortized discount		(33,174)		(37,392)
Long-term debt unamortized debt issuance costs		(4,139)		(4,724)

		974,516		1,019,682
Less: current maturities		(110,669)		(110,652)

Long-term debt, less current maturities		$863,847		$909,030

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Term and Revolving Loans

The Company maintains a Term Loan Credit Agreement (Term Loan), a $200,000 U.S. Asset-Based Lending Credit Agreement (U.S. ABL), and a $150,000 Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans).

The Term Loan bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 4.25%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 3.25%, at the Company’s option. At July 3, 2017 the weighted average interest rate on the outstanding borrowings under the Term Loan was 5.48%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of the assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200,000, a letter of credit facility of up to $50,000, and swingline loans of up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at the Company’s option. At July 3, 2017, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.73%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and inventories as well as by a second position against a significant amount of the assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s convertible senior notes. See Convertible Senior Notes below. At July 3, 2017, $80,000 of the U.S. ABL was outstanding and classified as short-term debt. The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150,000 and a letter of credit facility of up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At July 3, 2017, the weighted average interest rate on the outstanding borrowings under the Asia ABL was 2.63%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the convertible senior notes. See Convertible Senior Notes below. The Company’s Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At July 3, 2017, $30,000 of the Asia ABL was outstanding.

The Company is no longer required to make any quarterly scheduled payments for the remaining term of the outstanding Term Loan balance due to mandatory payments and optional loan prepayments applied to date. Additionally, based on certain parameters defined in the Term Loan agreement, including a secured leverage ratio, the Company is also not required to make any additional principal payments for fiscal year 2017 as our secured leverage ratio is less than or equal to 1.5. The Company may be required to make additional principal payments in future years, if the Company’s secured leverage ratio is greater than 1.5. Any remaining outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. During the quarter ended July 3, 2017, the Company made an optional debt principal prepayment totaling $50,000. Borrowings under the Term Loan are subject to financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At July 3, 2017, the Company was in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

As of July 3, 2017 and January 2, 2017, remaining unamortized debt issuance costs of $815 and $977, respectively, related to the Term Loan. These debt issuance costs are recorded as a reduction of the Term Loan at July 3, 2017 and January 2, 2017, respectively, and are amortized over the duration of the Term Loan into interest expense using an effective interest rate of 5.48%.

Additionally, remaining unamortized debt issuance costs related to the ABL Revolving Loans were $2,922 and $3,423 as of July 3, 2017 and January 2, 2017, respectively. These debt issuance costs are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization. At July 3, 2017, the remaining weighted average amortization period for the unamortized debt issuance costs for both the Term Loan and the ABL Revolving Loans was 3.1 years.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company is required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $180 and $150 for the quarters ended July 3, 2017 and June 27, 2016, respectively, and $367 and $344 for the two quarters ended July 3, 2017 and June 27, 2016, respectively. As of July 3, 2017, the outstanding amount of the Term Loan was $650,000 which is included as long-term debt. Additionally, $80,000 of the U.S. ABL and $30,000 of the Asia ABL was outstanding as of July 3, 2017. Available borrowing capacity under the U.S. ABL and Asia ABL was $112,388 and $78,310, which considers letters of credit outstanding of $7,612 and $41,690 mentioned below, respectively, at July 3, 2017.

Letters of Credit

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively, as mentioned above. As of July 3, 2017, letters of credit in the amount of $7,612 were outstanding under the U.S. ABL and $41,690 were outstanding under the Asia ABL with various expiration dates through September 2018.

Convertible Senior Notes due 2020

The Company maintains 1.75% convertible senior notes in the amount of $249,985 due December 15, 2020. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to the Company’s future unsecured senior indebtedness and are senior in right of payment to any of the Company’s future subordinated indebtedness.

Conversion: At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 103.7613 shares of the Company’s common stock per $1 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of July 3, 2017, the conversion criteria had been met under condition (1) as described above, allowing holders to give notice of conversion in both the second and third quarter of 2017.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay shares of our common stock, cash or a combination of cash and shares of our common stock at its election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of July 3, 2017, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be 32,423.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Convertible Note Hedge and Warrant Transaction: In connection with the issuance of the convertible senior notes due 2020, the Company entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to the Company’s common stock. The convertible note hedge consists of the Company’s option to purchase up to 25,939 common stock shares at a price of $9.64 per share. The hedge expires on December 15, 2020 and can only be executed upon the conversion of the above mentioned convertible senior notes due 2020. Additionally, the Company sold warrants to purchase 25,940 shares of its common stock at a price of $14.26 per share. The warrants expire ratably from March 2021 through January 2022. The 2020 Call Spread Transaction has no effect on the terms of the convertible senior notes due 2020 and reduces potential dilution by effectively increasing the conversion price of the convertible senior notes due 2020 to $14.26 per share of the Company’s common stock.

As of July 3, 2017 and January 2, 2017, the following summarizes the equity components of the convertible senior notes included in additional paid-in capital:

	As of July 3, 2017			As of January 2, 2017
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Convertible senior notes due 2020	$60,216	$(1,916)	$58,300	$60,227	$(1,916)	$58,311

The components of interest expense resulting from the convertible senior notes for the quarters and two quarters ended July 3, 2017 and June 27, 2016 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
	(In thousands)
Contractual coupon interest	$1,093	$1,093	$2,187	$2,187

Amortization of debt discount	$2,125	$1,992	$4,216	$3,952

Amortization of debt issuance costs	$214	$200	$423	$396

As of July 3, 2017 and January 2, 2017, there remains unamortized debt discount of $33,174 and $37,392, respectively, and debt issuance costs of $3,324 and $3,747, respectively, related to the convertible senior notes. These debt discount and debt discount issuance costs are recorded as a reduction of the convertible senior notes and are being amortized to interest expense over the term of the convertible senior notes using the effective interest rate method. At July 3, 2017, the remaining weighted average amortization period for the unamortized senior convertible note discount and debt issuance costs was 3.5 years.

For the quarters and two quarters ended July 3, 2017 and June 27, 2016, the amortization of the convertible senior notes due 2020 debt discount and debt issuance costs is based on an effective interest rate of 6.48%.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $31,000 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2018. As of July 3, 2017, the Chinese Revolver had not been drawn upon.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

During the quarter and two quarters ended July 3, 2017, the Company’s effective tax rate was impacted by a net discrete benefit of $2,107 and $4,647, respectively, related to (i) a tax incentive, (ii) release of uncertain tax positions due to the expiration of the statute of limitations in foreign jurisdictions, and (iii) accrued interest expense on existing uncertain tax positions. Additionally, no tax benefit was recorded on the losses incurred in the U.S. and certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions. The Company’s foreign earnings will be indefinitely reinvested outside of the U.S. Therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings have been recorded, but deferred tax liabilities have been recorded for certain subsidiaries in China to provide for distributions up to the ultimate, foreign holding company.

Certain entities in China operated under tax incentives effective through 2017. For the quarter ended July 3, 2017, the tax incentives decreased Chinese taxes by $481, which did not have any impact on basic or dilutive earnings per share for the quarter ended July 3, 2017. For the two quarters ended July 3, 2017, the tax incentives decreased Chinese taxes by $5,962, which increased basic earnings per share by $0.06 and dilutive earnings per share by $0.05 for the two quarters ended July 3, 2017.

(8) Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss) as of July 3, 2017 and January 2, 2017:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at January 2, 2017	$(43,149)	$(1,180)	$(44,329)
Other comprehensive income before reclassifications	18,638	164	18,802
Amounts reclassified from accumulated other comprehensive income	—	87	87

Other comprehensive income	18,638	251	18,889

Ending balance at July 3, 2017	$(24,511)	$(929)	$(25,440)

For the quarter and two quarters ended July 3, 2017, $43 and $87 net of tax, respectively, were reclassified out of accumulated other comprehensive income (loss) to depreciation expense related to cash flow hedges. For the quarter and two quarters ended June 27, 2016, $39 and $81 net of tax, respectively, were reclassified out of accumulated other comprehensive income (loss) to depreciation expense related to cash flow hedges.

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

For both the quarters and two quarters ended July 3, 2017 and June 27, 2016, one customer accounted for approximately 16% and 10%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarters or two quarters ended July 3, 2017 and June 27, 2016.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The carrying amount and estimated fair value of the Company’s financial instruments at July 3, 2017 and January 2, 2017 were as follows:

	July 3, 2017		January 2, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term and Revolving Loans	$759,185	$764,875	$809,023	$818,750
Convertible senior notes due 2020	213,487	470,972	208,861	380,875
Capital lease	1,844	1,844	1,798	1,798

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of July 3, 2017 and January 2, 2017, which are considered Level 1 and Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of July 3, 2017 and January 2, 2017, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash and cash equivalents at July 3, 2017 consisted of $75,544 held in the U.S., with the remaining $171,403 held by foreign subsidiaries.

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

					$3,346

There was no impairment of long-lived assets recognized for the quarter ended June 27, 2016 or for the quarter and two quarters ended July 3, 2017.

The fair values of assets held for sale were primarily determined using appraisals and comparable prices of similar assets, which are considered to be Level 2 inputs.

Additionally, the Company had capitalized software costs in accordance with U.S. GAAP. During the two quarters ended June 27, 2016 , the Company determined that certain capitalized costs no longer had benefit. Because the primary determination of fair value was based on management’s assumptions and estimates of capitalized costs to dispose, the resulting fair value is considered a Level 3 input.

(11) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of July 3, 2017 and January 2, 2017. However, these amounts are not material to the consolidated condensed financial statements of the Company.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. The Company believes that its facilities in the United States and Canada comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to the Chinese environmental waste water law was issued in late 2012, allowing for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. Some of the Company’s plants in China are not yet in full compliance with the updated environmental regulations. The Company believes it has developed plans acceptable to the Chinese government and is in the process of implementing these plans. The Company does not anticipate any immediate risk of government fines or temporary closure of its Chinese plants. The Company has established and enacted an investment plan related to the efforts to come into full compliance with the new regulations in a timely fashion. The 2017 capital expenditure costs expected for these plans are included in the Company’s capital expenditure projections.

(12) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters and two quarters ended July 3, 2017 and June 27, 2016:

	Quarter Ended		Two Quarters Ended
	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
	(In thousands, except per share amounts)
Basic earnings:
Basic earning	$20,591	$18,548	$53,550	$11,284

Diluted earnings:
Net income attributable to TTM Technologies, Inc. stockholders	$20,591	$18,548	$53,550	$11,284
Interest expense from convertible senior notes, net of tax	3,432	3,285	6,826	—

Diluted earnings	$24,023	$21,833	$60,376	$11,284

Basic shares	101,756	100,170	101,344	99,883
Dilutive effect of performance-based stock units, restricted stock units and stock options	1,604	840	1,735	907
Dilutive effect of outstanding warrants	3,924	—	3,054	—
Dilutive effect of assumed conversion of convertible senior notes outstanding	25,940	25,940	25,940	—

Diluted shares	133,224	126,950	132,073	100,790

Income per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.20	$0.19	$0.53	$0.11

Diluted	$0.18	$0.17	$0.46	$0.11

Performance-based restricted stock units (PRUs), restricted stock units (RSUs) and stock options to purchase 15 and 347 shares of common stock for the quarter ended July 3, 2017 and June 27, 2016, respectively, and 97 and 1,644 for the two quarters ended July 3, 2017 and June 27, 2016, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for PRUs, RSUs or stock options was greater than the average market price of common shares during the applicable quarter and, therefore, the effect would be anti-dilutive.

For the two quarters ended June 27, 2016, the effect of shares of common stock related to the Company’s convertible senior notes, based on the if-converted method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

For both the quarter and two quarters ended June 27, 2016, outstanding warrants to purchase 25,940 shares were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarter and two quarters, and therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(13) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
	(In thousands)
Cost of goods sold	$639	$429	$1,033	$749
Selling and marketing	386	271	639	481
General and administrative	3,975	2,145	6,956	3,861

Stock-based compensation expense recognized	$5,000	$2,845	$8,628	$5,091

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the two quarters ended July 3, 2017, management determined that vesting of the PRU awards was probable. PRUs activity for the two quarters ended July 3, 2017 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at January 2, 2017	406	$8.31
Granted	363	22.90
Change in units due to annual financial target performance achievement	7	22.90

Outstanding target shares at July 3, 2017	776	$15.27

Restricted Stock Units

The Company granted 61 and 131 RSUs during the quarters ended July 3, 2017 and June 27, 2016, respectively, and 1,007 and 1,814 RSUs during the two quarters ended July 3, 2017 and June 27, 2016, respectively. The RSUs granted have a weighted-average fair value per unit of $16.52 and $6.53 for the quarters ended July 3, 2017 and June 27, 2016, respectively, and $15.82 and $6.74 for the two quarters ended July 3, 2017 and June 27, 2016, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarters and two quarters ended July 3, 2017 and June 27, 2016.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of July 3, 2017:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$22,467	1.5
PRU awards	7,553	1.5
Stock options	112	2.1

	$30,132

(14) Segment Information

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company has two reportable operating segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. This determination was made based on the criteria of earning revenues and incurring expenses, the Company’s organizational structure which has segment managers who report to the chief operating decision maker, discrete financial information, and the aggregation of similar operating segments into reportable operating segments. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods, and regulatory environments.

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

The Company accounts for inter-segment sales and transfers consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarters and two quarters ended July 3, 2017 and June 27, 2016, are sales primarily from the PCB to the E-M Solutions operating segment.

	Quarter Ended		Two Quarters Ended
	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
	(In thousands)
Net Sales:
PCB	$576,566	$563,574	$1,163,261	$1,093,519
E-M Solutions	52,898	40,427	94,567	96,905

Total sales	629,464	604,001	1,257,828	1,190,424
Inter-segment sales	(2,282)	(2,154)	(5,399)	(5,319)

Total net sales	$627,182	$601,847	$1,252,429	$1,185,105

Operating Segment Income(loss):
PCB	$69,435	$64,970	$151,691	$114,337
E-M Solutions	2,689	(153)	1,047	234
Corporate	(21,158)	(24,189)	(43,290)	(49,094)

Total operating segment income	50,966	40,628	109,448	65,477
Amortization of definite-lived intangibles	(5,910)	(5,949)	(11,822)	(11,896)

Total operating income	45,056	34,679	97,626	53,581
Total other expense	(18,747)	(16,893)	(34,053)	(37,468)

Income before income taxes	$26,309	$17,786	$63,573	$16,113

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, corporate sales, information technology, facilities, corporate operations and human resources personnel.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(15) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepreg from these related parties in the amount of $12,121 and $14,259 for the quarters ended July 3, 2017 and June 27, 2016, respectively, and $25,611 and $30,257 for the two quarters ended July 3, 2017 and June 27, 2016, respectively.

The Company also sells PCBs to a related party which is a wholly owned subsidiary of an entity in which a significant shareholder of the Company holds an equity interest. Sales to this related party for the quarters ended July 3, 2017 and June 27, 2016 were $17 and $298, respectively, and $48 and $610 for the two quarters ended July 3, 2017 and June 27, 2016, respectively.

As of July 3, 2017 and January 2, 2017, the Company’s consolidated condensed balance sheets included $16,934 and $15,836, respectively, in accounts payable due to related parties primarily for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated condensed balance sheets. Additionally, the Company’s consolidated condensed balance sheets included $31 and $192, respectively, in accounts receivable due from a related party for sales of PCBs, as mentioned above, and such balances are included as a component of accounts receivable, net on the consolidated condensed balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements regarding business strategies, market potential, future events, our future financial and operational performance, and other matters. Forward-looking statements include all statements that are not historical facts, including statements regarding markets for our products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability. The words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal” and other similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made and are not guarantees of performance. The forward-looking statements included in this report reflect our current expectations and beliefs expressed in good faith, and we believe such statements to have a reasonable basis. We do not undertake publicly to update or revise these statements except as required by law, even if experience or future changes make it clear that any projected results expressed in this annual report or future quarterly reports to stockholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. Factors, risks, trends, and uncertainties that could actual results or events to differ materially from those projected, anticipated, or implied include the matters described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the statements made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2016 Annual Report on Form 10-K, and the following other factors, risks, trends and uncertainties:

•	Business conditions and growth or decline in our customers’ industries, the printed circuit board industry, and general economic trends and conditions;
•

Risks and uncertainties related to strategic acquisitions or investments, including distraction of management attention, incurrence of additional debt, integration challenges, and failure to realize expected benefits or synergies or to operate businesses effectively following acquisitions;

•	Variability in the exchange rate relative to the U.S. dollar of currencies in foreign jurisdictions in which we operate, particularly regarding the Chinese Renminbi;
•

Our substantial international operations, and the resulting risks related to our operating internationally, including weak global economic conditions, instability in global credit markets, and governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	Our dependence on a small number of OEM customers and on certain industries;
•

Adverse outcomes in litigation or proceedings with governmental authorities or administrative agencies, or changes in the regulatory environment, any of which could encumber or impede our efforts to improve operating results or the value of assets;

•	Our ability to maintain our engineering, technological and manufacturing process expertise;
•	Competitive pressures in the markets in which we operate;
•	Our ability to protect our intellectual property or defend successfully against infringement claims;
•	Potential disruption or interruption of our Information Technology (IT) systems due to accidents, extraordinary weather events, civil unrest, political events, terrorism or cyber security attacks;
•	The susceptibility of our production levels to the variability of customer requirements, including seasonal influences on the demand for certain end products; and
•	Other uncertainties relating to general economic, political, business, industry, regulatory and market conditions.

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

For the first two quarters of 2017, we experienced higher demand in our Cellular Phone, Computing/Storage/Peripherals, Aerospace/ Defense and Automotive end markets compared to the first two quarters of 2016. This increase in sales resulted in higher capacity utilization especially at our Cellular Phone and Computing/Storage/Peripherals focused facilities resulting in higher gross margins.

In the normal course of operations, we are exposed to risks associated with fluctuations in foreign currency exchange rates. Specifically, we are subject to risks associated with transactions that are denominated in currencies other than our functional currencies. Our primary foreign exchange exposure is to the Chinese Renminbi (RMB). For the quarter and two quarters ended July 3, 2017, our consolidated condensed statement of operations included an unrealized foreign exchange loss of approximately $6.5 million and $10.2 million, respectively, due primarily to the rapid appreciation of the RMB against the U.S. dollar. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB nor do we currently use derivative instruments to reduce exposure to foreign currency risk for a majority of our loans due from our foreign subsidiaries.

From time to time, we may make additional principal payments on our outstanding debt in the normal course of business as cash flow allows. During the quarter ended July 3, 2017, we made a $50.0 million additional prepayment of principal on the Term Loan Credit Agreement (Term Loan).

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our 10 largest customers accounted for 45% and 40% of our net sales for both the quarters and two quarters ended July 3, 2017 and June 27, 2016, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Two Quarters Ended
End Markets(1)(2)	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Aerospace and Defense	17%	16%	16%	16%
Automotive	20	19	20	20
Cellular Phone(2)	13	10	13	10
Computing/Storage/Peripherals(2)	14	13	15	13
Medical/Industrial/Instrumentation	15	16	15	16
Networking/Communications	20	25	20	24
Other(2)	1	1	1	1

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Two Quarters Ended
	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.7	83.8	84.0	84.7

Gross profit	15.3	16.2	16.0	15.3

Operating expenses:
Selling and marketing	2.5	2.8	2.6	2.9
General and administrative	4.6	6.0	4.6	6.1
Amortization of definite-lived intangibles	0.9	1.0	0.9	1.0
Restructuring charges	0.1	0.7	0.1	0.5
Impairment of long-lived assets	—	—	—	0.3

Total operating expenses	8.1	10.5	8.2	10.8

Operating income	7.2	5.7	7.8	4.5
Other income (expense):
Interest expense	(2.1)	(3.3)	(2.1)	(3.5)
Other, net	(0.9)	0.6	(0.6)	0.3

Total other expense, net	(3.0)	(2.7)	(2.7)	(3.2)

Income before income taxes	4.2	3.0	5.1	1.3
Income tax (provision) benefit	(0.9)	0.1	(0.8)	(0.3)

Net income	3.3	3.1	4.3	1.0
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to TTM Technologies, Inc. stockholders	3.3%	3.1%	4.3%	1.0%

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

The following table compares net sales by reportable segment for the quarters and two quarters ended July 3, 2017 and June 27, 2016:

	Quarter Ended		Two Quarters Ended
	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
	(In thousands)
Net Sales:
PCB	$576,566	$563,574	$1,163,261	$1,093,519
E-M Solutions	52,898	40,427	94,567	96,905

Total sales	629,464	604,001	1,257,828	1,190,424
Inter-segment sales	(2,282)	(2,154)	(5,399)	(5,319)

Total net sales	$627,182	$601,847	$1,252,429	$1,185,105

Net Sales

Total net sales increased $25.4 million, or 4.2%, from $601.8 million for the second quarter of 2016 to $627.2 million for the second quarter of 2017. Net sales for the PCB operating segment, excluding inter-segment sales, increased $12.9 million, or 2.3%, from $561.4 million for the second quarter of 2016 to $574.3 million for the second quarter of 2017. This increase was primarily due to higher demand in our Cellular Phone, Computing/Storage/Peripherals and Aerospace/Defense end markets, partially offset by a decline in our Networking/Communications end market. These changes resulted in a 1.9% increase in PCB shipments as compared to the second quarter of 2016, and an average PCB selling price decrease of 0.5%, which was driven by a product mix shift. Net sales for the E-M Solutions operating segment increased $12.5 million, or 30.9%, from $40.4 million for the second quarter of 2016 to $52.9 million for the second quarter of 2017. This increase was primarily due to higher demand in our Automotive end market.

Total net sales increased $67.3 million, or 5.7%, from $1,185.1 million for the first two quarters of 2016 to $1,252.4 million for the first two quarters of 2017. Net sales for the PCB operating segment, excluding inter-segment sales, increased $69.7 million, or 6.4%, from $1,088.2 million for the first two quarters of 2016 to $1,157.9 million for the first two quarters of 2017. The increase was primarily due to higher demand in our Cellular Phone, Computing/Storage/Peripherals and Aerospace/Defense end markets, partially offset by a decline in our Networking/Communications end market. These changes resulted in a 5.5% increase in PCB shipments as compared to the first two quarters of 2016, and an average PCB selling price increase of 0.4%, which was driven by a product mix shift. Net sales for the E-M Solutions operating segment decreased $2.3 million, or 2.4%, from $96.9 million for the first two quarters of 2016 to $94.6 million for the first two quarters of 2017. The decrease was primarily due to lower demand in our Networking/Communications and Computing/Storage/Peripherals partially offset by higher demand in our Automotive end market.

Gross Margin

Overall gross margin decreased from 16.2% for the second quarter of 2016 to 15.3% for the second quarter of 2017. Gross margin for the PCB operating segment decreased from 17.1% for the second quarter of 2016 to 16.1% for the second quarter of 2017, primarily due to the change in classification of certain facilities and labor support related costs from general and administrative expenses to cost of goods sold due to changes in our business structure and the impact of annual salary increases, partially offset by higher net sales due to increased volumes at our Cellular Phone and Computing/Storage/Peripherals focused facilities. Gross margin for the E-M Solutions operating segment increased from 8.5% for the second quarter of 2016 to 10.0% for the second quarter of 2017, primarily due to increased volumes.

Overall gross margin increased from 15.3% for the first two quarters of 2016 to 16.0% for the first two quarters of 2017. Gross margin for the PCB operating segment increased from 16.4% for the first two quarters of 2016 to 17.1% for the first two quarters of 2017, primarily due to increased volumes at our Cellular Phone and Computing/Storage/Peripherals focused facilities, savings from our synergy initiatives, and a $3.0 million insurance settlement from a fire in our Anaheim, California, facility a year ago, partially offset by the change in classification of certain facilities and labor support related costs from general and administrative expenses to cost of goods sold due to changes in our business structure. Gross margin for the E-M Solutions operating segment decreased from 7.4% for the first two quarters of 2016 to 6.8% for the first two quarters of 2017, primarily due to decreased volumes and higher inventory reserves.

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.7 million, from $16.6 million for the second quarter of 2016 to $15.9 million for the second quarter of 2017. Selling and marketing expenses decreased $1.4 million, from $33.9 million for the first two quarters of 2016 to $32.5 million for the first two quarters of 2017. As a percentage of net sales, selling and marketing expenses was 2.8% for the second quarter of 2016, as compared to 2.5% for the second quarter of 2017, and 2.9% for the first two quarters of 2016, as compared to 2.6% for the first two quarters of 2017. The decrease in selling and marketing expense primarily related to reduced headcount and lower travel expenses.

General and Administrative Expenses

General and administrative expenses decreased $7.9 million from $36.5 million, or 6.0% of net sales, for the second quarter of 2016 to $28.6 million, or 4.6% of net sales, for the second quarter of 2017. General and administrative expenses decreased $14.7 million from $72.6 million, or 6.1% of net sales, for the first two quarters of 2016 to $57.9 million, or 4.6% of net sales, for the first two quarters of 2017. The decrease in expense primarily related to the change in classification of certain facilities and labor support related costs to cost of goods sold due to changes in our business structure and lower bad debt expense.

Impairment of Long-Lived Assets and Restructuring Charges

For the second quarter and the first two quarters of 2017, we incurred restructuring charges of $0.4 million and $1.0 million, respectively, related to a consolidation plan announced on September 29, 2015, that resulted in the closure of our facilities in Cleveland, Ohio, Milpitas, California, and Juarez, Mexico (the Consolidation Plan). These charges primarily represent severance and contract termination and other costs. Approximately $0.1 million and $0.3 million of these restructuring charges were recognized in our PCB operating segment for the second quarter and the first two quarters of 2017, respectively, and $0.2 million and $0.5 million were recognized in our E-M Solutions operating segment for the second quarter and the first two quarters of 2017, respectively, and $0.1 million and $0.2 million were recognized in our Corporate operating segment for the second quarter and the first two quarters of 2017, respectively. As of July 3, 2017, the Company has incurred approximately $17.4 million of restructuring charges since the September 29, 2015 announcement.

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

Other Income (Expense)

Other expense, net increased $1.8 million from $16.9 million for the second quarter of 2016 to $18.7 million for the second quarter of 2017. The net increase in other expense is primarily due to a $6.5 million foreign currency loss for the quarter ended July 3, 2017, primarily due to the appreciation of the RMB, which is utilized at certain of our Asia operations. The increase was partially offset by a decrease in interest expense due to lower principal outstanding resulting from net debt principal payments of $161.1 million during the second half of 2016 and the first two quarters of 2017, a lower Term Loan interest rate by 75 basis points, and lower amortization of debt issuance costs and debt discount after the full repayment of our prior term loan in the fourth quarter of 2016.

Other expense, net decreased $3.4 million from $37.5 million for the first two quarters of 2016 to $34.1 million for the first two quarters of 2017. The decrease in other expense, net was primarily due to a decrease in interest expense due to lower principal outstanding resulting from net debt principal payments of $161.1 million during the second half of 2016 and the first two quarters of 2017, a lower Term Loan interest rate by 75 basis points, and lower amortization of debt issuance costs and debt discount after the full repayment of our prior term loan in the fourth quarter of 2016. This decrease was partially offset by a $10.2 million foreign currency loss for the two quarters ended July 3, 2017, primarily due to the appreciation of the RMB, which is utilized at certain of our Asia operations.

Income Taxes

The provision for income taxes increased by $6.6 million from a benefit of $1.0 million for the second quarter of 2016 to a provision of $5.6 million for the second quarter of 2017. The increase in income tax expense in 2017 was primarily due to increased operating income, the absence of benefits from the release of uncertain tax positions in the second quarter of 2017 for which there was benefit in the second quarter of 2016 and a decrease in tax benefits from tax incentives.

The provision for income taxes increased by $5.2 million from $4.5 million of tax expense for the first two quarters of 2016 to $9.7 million of tax expense for the first two quarters of 2017. The increase in income tax expense in 2017 was primarily due to increased operating income in higher tax rate jurisdictions, the absence of benefits from the release of uncertain tax positions for the two quarters of 2017 for which there was benefit for the two quarters of 2016, offset by an increase in tax benefits from tax incentives.

Our effective tax rate was primarily impacted by tax rates in the U.S. (federal and apportioned state income), China and Hong Kong, the generation of other credits and deductions and certain non-deductible items. U.S. federal and state and certain foreign losses generated are not more likely than not to be realizable and thus, no income tax benefit has been recognized on these losses. As of July 3, 2017, we had net deferred income tax liabilities of approximately $14.1 million and as of January 2, 2017, we had net deferred income tax liabilities of approximately $14.0 million.

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

Cash flow provided by operating activities during the first two quarters of 2017 was $108.7 million as compared to $97.9 million in the same period in 2016. The increase in cash flow was due to higher net income. Cash cycle days improved to 47 days the second quarter of 2017 as compared to 52 days the same quarter of 2016. As of July 3, 2017, we had net working capital of approximately $302.6 million compared to $323.8 million as of January 2, 2017.

Net cash used in investing activities was approximately $69.0 million for the first two quarters of 2017 primarily reflecting purchases of property, plant and equipment of $87.1 million less proceeds from sale of property, plant and equipment and assets held for sale of $18.1 million. For the first two quarters of 2016, net cash used in investing activities was approximately $31.9 million, which reflects purchases of property, plant and equipment, net of proceeds from sales of property, plant and equipment and assets held for sale of $35.4 million, less the release of restricted cash to cash and cash equivalents of $3.5 million.

Net cash used by financing activities was approximately $49.9 million the first two quarters of 2017 reflecting additional prepayments of principal of long-term debt of $50.0 million less proceeds from exercise of common stock options of $0.1 million. Net cash used in financing activities was approximately $106.5 million for the first two quarters of 2016 reflecting the repayment of normally scheduled principal payments as well as additional prepayments of principal of long-term debt.

As of July 3, 2017, we had cash and cash equivalents of approximately $246.9 million, of which approximately $171.4 million was held by our foreign subsidiaries, primarily Asia. Cash and cash equivalents held by our foreign locations are expected to be used in local operations.

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

Term and Revolving Loans

We maintain a Term Loan, a $200.0 million U.S. ABL, and a $150.0 million Asia ABL (collectively the ABL Revolving Loans).

The Term Loan bears interest at a floating rate of LIBOR, with a 1.0% LIBOR floor, plus an applicable interest margin of 4.25%, or JP Morgan Chase Bank’s prime rate, with a 2% floor, plus a margin of 3.25%, at the our option. At July 3, 2017, the weighted average interest rate on the outstanding borrowings under the Term Loan was 5.48%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan will mature on May 31, 2021. The Term Loan is secured by a significant amount of our assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and is structurally senior to our convertible senior notes. See Convertible Senior Notes below.

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200.0 million, a letter of credit facility of up to $50.0 million, and swingline loans of up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at our option. At July 3, 2017, the weighted average interest rate on the outstanding borrowings under the U.S. ABL was 2.73%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and inventories as well as by a second position against a significant amount of our assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and are structurally senior to our convertible senior notes. See Convertible Senior Notes below. At July 3, 2017, $80.0 million of the U.S. ABL was outstanding. We and our domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Term Loan and U.S. ABL related obligations.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150.0 million and a letter of credit facility of up to $100.0 million, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At July 3, 2017, the weighted average interest rate on the outstanding borrowings under the Asia ABL was 2.63%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia Pacific cash and receivables and are structurally senior to our domestic obligations, including the convertible senior notes. See Convertible Senior Notes below. Our Asia Pacific subsidiary and certain of our subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At July 3, 2017, $30.0 million of the Asia ABL was outstanding.

We are no longer required to make quarterly scheduled payments for the remaining term of the outstanding Term Loan balance due to mandatory payments and optional loan prepayments applied to date. Additionally, based on certain parameters defined in the Term Loan agreement, including a secured leverage ratio, we are also not required to make an additional principal payment for fiscal year 2017 as our secured leverage ratio is less than or equal to 1.5. We may be required to make additional principal payments in future years, if our secured leverage ratio is greater than 1.5. Any remaining outstanding balances under the Term Loan are due at the maturity date of May 31, 2021. During the quarter ended July 3, 2017, the Company made an optional debt principal prepayment on our Term Loan totaling $50.0 million. Borrowings under the Term Loan are subject to financial and operating covenants including maintaining a maximum total leverage ratio. Under the occurrence of certain events, the U.S. ABL and the Asia ABL are subject to financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At July 3, 2017, we were in compliance with the covenants under the Term Loan, the U.S. ABL and the Asia ABL.

We are required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. We incurred total commitment fees related to unused borrowing availability of $0.2 million and $0.4 million for the quarter and two quarters ended July 3, 2017, respectively. As of July 3, 2017, the outstanding amount of the Term Loan was $650.0 million, all of which is included in long-term debt. Additionally, $80.0 million of the U.S. ABL and $30.0 million of the Asia ABL were outstanding as of July 3, 2017, which were classified as short-term debt. Available borrowing capacity under the U.S. ABL and Asia ABL was $112.4 million and $78.3 million, which includes letters of credit outstanding of $7.6 million and $41.7 million mentioned below, respectively, at July 3, 2017.

Letters of Credit

We have up to $50.0 million and $100.0 million Letters of Credit Facilities available under the U.S. ABL and the Asia ABL, respectively. As of July 3, 2017, letters of credit in the amount of $7.6 million were outstanding under the U.S. ABL and $41.7 million were outstanding under the Asia ABL with various expiration dates through September 2018.

Chinese Revolver

We are party to a revolving loan credit facility with a lender in China. Under this arrangement, the lender has made available to us approximately $31.0 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2018. As of July 3, 2017, the Chinese Revolver had not been drawn upon.

Convertible Senior Notes due 2020

We maintain 1.75% convertible senior notes in the amount of $250.0 million due December 15, 2020. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are senior unsecured obligations and rank equally to our future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. Offering expenses are being amortized to interest expense over the term of the convertible senior notes.

Conversion: At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 103.7613 shares of our common stock per $1,000 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of July 3, 2017, the conversion criteria had been met under the condition (1) as described above, allowing holders to give notice of conversion in both the second and third quarter of 2017.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay shares of our common stock, cash or a combination of cash and shares of our common stock at our election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1,000 principal amount of the notes. As of July 3, 2017, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of July 3, 2017:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$761,844	$110,669	$758	$650,417	$—
Convertible debt obligations	249,985	—	—	249,985	—
Interest on debt obligations	160,192	43,688	81,164	35,340	—
Equipment payables	56,326	56,326	—	—	—
Purchase obligations	112,875	97,954	6,530	584	7,807
Operating lease commitments	27,821	8,116	9,606	4,580	5,519

Total contractual obligations	$1,369,043	$316,753	$98,058	$940,906	$13,326

(1)	Unrecognized uncertain tax benefits of $39.4 million are not included in the table above as the settlement timing is uncertain.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risks

In the normal course of business we are exposed to risks associated with fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of our financial reporting process. Certain of our China operations utilize the Renminbi (RMB) and the Hong Kong Dollar (HKD) as the functional currencies, which results in recognition of translation adjustments included as a component of other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. For the quarter and two quarters ended July 3, 2017, our consolidated condensed statement of operation includes $6.5 million and $10.2 million, respectively, of unrealized foreign exchange losses due to the rapid appreciation of the RMB against the U.S. dollar and the HKD. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB and HKD, nor do we currently use derivative instruments to reduce exposure to foreign currency risk for a majority of our loans due from our foreign subsidiaries. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk. Additionally, loans due from our foreign subsidiaries are, in some cases, denominated in currencies other than the RMB, thus providing a natural economic hedge, partially mitigating our RMB foreign currency exposure.

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

See Liquidity and Capital Resources, Term and Revolving Loans, Chinese Revolver and Convertible Senior Notes due 2020 appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of July 3, 2017, approximately 24.9% of our total debt was based on fixed rates. Based on our borrowings as of July 3, 2017, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $7.6 million and an assumed 100 basis point decrease in variable rates would cause our annual interest cost to decrease by $2.6 million after giving consideration to the 1% LIBOR floor on the Term Loan.

Debt Instruments

The table below presents information about certain of our debt instruments as of July 3, 2017 and January 2, 2017.

	As of July 3, 2017
	Remaining 2017	2018	2019	2020	2021	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$110,000	$—	$—	$—	$650,000	$—	$760,000	$764,875	5.07%
US$ Fixed Rate	$669	367	391	250,402	—	—	251,829	472,816	1.78%

Total	$110,669	$367	$391	$250,402	$650,000	$—	$1,011,829	$1,237,691

	As of January 2, 2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$110,000	$—	$—	$—	$700,000	$—	$810,000	$818,750	4.84%
US$ Fixed Rate	652	358	381	250,407	—	—	251,798	382,673	1.78%

Total	$110,652	$358	$381	$250,407	$700,000	$—	$1,061,798	$1,201,423

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended January 2, 2017 for further discussion of market risks associated with interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of July 3, 2017, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the two quarters ended July 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2017 we expect to continue to make significant capital expenditures to expand our HDI, mSAP and other advanced manufacturing capabilities. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors. In addition, failure to adopt and implement technological improvements quickly may cause inefficiencies as our product yields or quality may decrease, and therefore our earnings generated may deteriorate.

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

For the two quarters ended July 3, 2107, we made optional prepayments of principal of $50.0 million on the Term Loan. We are not required to make quarterly scheduled payments of the outstanding Term Loan balance due to mandatory payments and optional loan prepayments applied to date. We may be required to make an additional principal payment on an annual basis, based on certain parameters defined in these agreements, which includes a secured leverage ratio. For fiscal year 2017, we are not required to make any additional principal payments as our secured leverage ratio is less than or equal to 1.5. We may be required to make additional principal payments in future years, if our secured leverage ratio is greater than 1.5.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of July 3, 2017, we had an aggregate of approximately $155.7 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. To the extent that we may have outstanding receivables or indebtedness denominated in the U.S. dollar or in the HKD, the fluctuation of the RMB against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the RMB). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. For the quarter and two quarters ended July 3, 2017, our consolidated condensed statement of operations included an unrealized foreign exchange loss of approximately $6.5 million and $10.2 million, respectively, due primarily to the appreciation of the RMB against the U.S. dollar and the HKD. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 33% and 29% of our net sales for the quarters ended July 3, 2017 and June 27, 2016, respectively, and one customer represented 16% of our sales for the quarter ended July 3, 2017. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

As of July 3, 2017, our consolidated balance sheet reflected $487.3 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 36% and 38% of our net sales for the quarters ended July 3, 2017 and June 27, 2016, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended July 3, 2017, we generated 72% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

For the quarter ended July 3, 2017, aerospace and defense sales accounted for approximately 17% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflict minerals report on Form SD with the SEC for the past four years, most recently on May 30, 2017. Compliance with these rules results in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our PCBs, as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

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

Sales to EMS companies represented approximately 36% and 38% of our net sales for the quarters ended July 3, 2017 and June 27, 2016, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: August 8, 2017	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: August 8, 2017	Todd B. Schull
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents