Form 10-Q
period 2017-10-02
TTM TECHNOLOGIES INC
filed 2017-11-08
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2017

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at November 6, 2017:101,815,378

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	October 2, 2017	January 2, 2017
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$301,934	$256,277
Accounts receivable, net	475,056	432,788
Inventories	295,279	269,212
Prepaid expenses and other current assets	38,692	54,564

Total current assets	1,110,961	1,012,841
Property, plant and equipment, net	1,052,779	966,638
Goodwill	372,524	372,609
Definite-lived intangibles, net	108,841	126,613
Deposits and other non-current assets	28,839	21,375

	$2,673,944	$2,500,076

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$4,184	$110,652
Accounts payable	422,549	371,610
Accrued salaries, wages and benefits	88,717	97,171
Equipment payable	63,136	12,430
Other accrued expenses	94,197	97,202

Total current liabilities	672,783	689,065

Long-term debt, net of discount and issuance costs	974,161	909,030
Other long-term liabilities	74,453	72,856

Total long-term liabilities	1,048,614	981,886

Commitments and contingencies (Note 11)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 101,815 and 100,396 shares issued and outstanding in 2017 and 2016, respectively	102	100
Additional paid-in capital	771,818	758,440
Retained earnings	149,807	74,787
Statutory surplus reserve	31,832	31,849
Accumulated other comprehensive loss	(9,698)	(44,329)

Total TTM Technologies, Inc. stockholders’ equity	943,861	820,847
Noncontrolling interest	8,686	8,278

Total equity	952,547	829,125

	$2,673,944	$2,500,076

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended October 2, 2017 and September 26, 2016

	Quarter Ended		Three Quarters Ended
	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
	(Unaudited) (In thousands, except per share data)
Net sales	$666,814	$641,720	$1,919,243	$1,826,825
Cost of goods sold	569,980	532,158	1,621,523	1,536,055

Gross profit	96,834	109,562	297,720	290,770

Operating expenses:
Selling and marketing	16,269	15,643	48,775	49,518
General and administrative	30,470	35,641	88,377	108,249
Amortization of definite-lived intangibles	5,905	5,949	17,727	17,845
Restructuring charges	100	2,103	1,125	8,005
Impairment of long-lived assets	—	—	—	3,346

Total operating expenses	52,744	59,336	156,004	186,963

Operating income	44,090	50,226	141,716	103,807

Other income (expense):
Interest expense	(13,598)	(18,873)	(40,116)	(60,741)
Loss on extinguishment of debt	(768)	—	(768)	—
Other, net	(6,984)	3,930	(14,519)	8,330

Total other expense, net	(21,350)	(14,943)	(55,403)	(52,411)

Income before income taxes	22,740	35,283	86,313	51,396
Income tax provision	(1,205)	(9,513)	(10,902)	(14,011)

Net income	21,535	25,770	75,411	37,385
Less: Net income attributable to the noncontrolling interest	(82)	(188)	(408)	(519)

Net income attributable to TTM Technologies, Inc. stockholders	$21,453	$25,582	$75,003	$36,866

Income per share attributable to TTM Technologies, Inc. stockholders:
Basic income per share	$0.21	$0.26	$0.74	$0.37

Diluted income per share	$0.19	$0.23	$0.65	$0.36

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Three Quarters Ended October 2, 2017 and September 26, 2016

	Quarter Ended		Three Quarters Ended
	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
	(Unaudited) (In thousands)
Net income	$21,535	$25,770	$75,411	$37,385
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains (losses), net	15,669	(5,350)	34,307	(19,061)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	30	4	194	(17)
Loss realized in the statements of operations	43	47	130	128

Net	73	51	324	111

Other comprehensive income (loss), net of tax	15,742	(5,299)	34,631	(18,950)

Comprehensive income	37,277	20,471	110,042	18,435
Less: comprehensive income attributable to the noncontrolling interest	(82)	(188)	(408)	(519)

Comprehensive income attributable to TTM Technologies, Inc. stockholders	$37,195	$20,283	$109,634	$17,916

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended October 2, 2017 and September 26, 2016

	Three Quarters Ended
	October 2, 2017	September 26, 2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$75,411	$37,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	109,719	117,690
Amortization of definite-lived intangible assets	17,727	17,845
Amortization of debt discount and debt issuance costs	7,977	16,400
Deferred income taxes	(4,936)	(2,696)
Stock-based compensation	13,306	7,890
Impairment of long-lived assets	—	3,346
Loss on extinguishment of debt	768	—
Other	6,971	(980)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(42,268)	6,076
Inventories	(26,067)	(12,246)
Prepaid expenses and other current assets	(7,162)	3,132
Accounts payable	37,855	12,883
Accrued salaries, wages and benefits and other accrued expenses	(9,237)	(6,039)

Net cash provided by operating activities	180,064	200,686

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(118,933)	(62,520)
Proceeds from sale of property, plant and equipment and assets held for sale	27,052	1,523
Release of restricted cash and cash equivalents	—	3,530

Net cash used in investing activities	(91,881)	(57,467)

Cash flows from financing activities:
Proceeds from long-term borrowing	725,000	—
Repayment of long-term debt borrowing	(700,000)	(106,482)
Repayment of revolving loan	(63,000)	—
Payment of debt issuance costs	(5,330)	—
Payment of original issue discount	(1,750)	—
Redemption of convertible notes	(15)	—
Proceeds from exercise of stock options	74	123

Net cash used in financing activities	(45,021)	(106,359)

Effect of foreign currency exchange rates on cash and cash equivalents	2,495	(4,177)

Net increase in cash and cash equivalents	45,657	32,683
Cash and cash equivalents at beginning of period	256,277	259,100

Cash and cash equivalents at end of period	$301,934	$291,783

Noncash transactions:
Property, plant and equipment recorded in accounts payable and equipment payable	$85,582	$21,058

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs and electro-mechanical solutions (E-M Solutions). The Company provides time-to-market and volume production of advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final mass production. This one-stop manufacturing solution enables the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense, automotive components, smartphones and touchscreen tablets, high-end computing, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

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

Recently Adopted and Issued Accounting Standards

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 also amends the guidance surrounding the recognition of the value of hedged instruments to include the entire change in value, rather than just the effective portion, in other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings for cash flow and net investment hedges. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated condensed financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles (Topic 350): Goodwill and Other. This ASU simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The Company elected to early adopt ASU 2017-04 on a prospective basis during the second quarter of 2017, and the adoption did not have a material impact on its consolidated condensed financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The objective of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by recognizing the income tax consequences when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated condensed financial statements or related disclosures.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. While the Company continues to evaluate the new guidance to determine the impact it may have on its consolidated condensed financial statements and related disclosures, the primary effect of adopting this update will be to record assets and obligations for current operating leases.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, and supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This ASU is effective for annual and interim periods beginning after December 15, 2017. The Company does not anticipate the adoption will have a material impact on its consolidated condensed financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company at the beginning of fiscal year 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has assessed that the impact of the new guidance will result in a change to the timing of revenue recognition for the Company’s revenue stream from “point in time” upon physical delivery to an “over time” model and believes this transition could have a material impact on the Company’s consolidated financial statements upon adoption. As of October 2, 2017, management intends to apply the cumulative effect transition method. The Company has identified and implemented changes to its processes and internal controls to meet the standard update’s reporting and disclosure requirements.

(2) Consolidation Plan, Restructuring and Impairment Charges

On September 29, 2015, the Company announced a consolidation plan that resulted in the closure of the Company’s facilities in Cleveland, Ohio, Milpitas, California and Juarez, Mexico (the Consolidation Plan) and laid off approximately 480 employees at these sites. The Consolidation Plan was part of the Company’s integration strategy to improve total plant utilization, operational performance and customer focus following its acquisition of Viasystems on May 31, 2015. In accordance with the Consolidation Plan, the Company has combined its Cleveland and Milpitas facilities into its North Jackson, Ohio and Silicon Valley, California facilities, respectively, and closed its Juarez, Mexico facility.

In connection with the Consolidation Plan and other global realignment restructuring efforts, the Company recognized employee separation, contract termination and other costs during the quarters and three quarters ended October 2, 2017 and September 26, 2016. Contract termination and other costs primarily represented plant closure costs for Cleveland, Ohio, Milpitas, California and Juarez, Mexico, as well as costs related to building operating leases associated with the downsizing of the St. Louis, Missouri office.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The below table summarizes such restructuring costs by reportable segment for the quarter and three quarters ended October 2, 2017:

	Quarter Ended October 2, 2017			Three Quarters Ended October 2, 2017
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Reportable Segment:
PCB	$8	—	$8	$178	$99	$277
E-M Solutions	—	5	5	—	520	520
Corporate	—	87	87	32	296	328

	$8	$92	$100	$210	$915	$1,125

The below table summarizes such restructuring costs by reportable segment for the quarter and three quarters ended September 26, 2016:

	Quarter Ended September 26, 2016			Three Quarters Ended September 26, 2016
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Reportable Segment:
PCB	$157	$778	$935	$1,425	$1,878	$3,303
E-M Solutions	222	1,072	1,294	956	3,016	3,972
Corporate	(121)	(5)	(126)	(112)	842	730

	$258	$1,845	$2,103	$2,269	$5,736	$8,005

The below table shows the utilization of the accrued restructuring costs during the three quarters ended October 2, 2017:

	Employee separation/ severance	Contract termination and other Costs	Total
	(In thousands)
Accrued at January 2, 2017	$124	$1,042	$1,166
Charged to expense	210	915	1,125
Amount paid	(334)	$(1,402)	(1,736)

Accrued at October 2, 2017	$—	$555	$555

The remaining accrual for unpaid estimated contract termination and other costs as of October 2, 2017 are included as a component of other accrued expenses in the consolidated condensed balance sheet.

As of October 2, 2017, the Company had incurred approximately $17,457 of restructuring charges since the September 29, 2015 announcement. The Company estimates that it will incur total charges related to the Consolidation Plan of approximately $20,000.

The Company recognized $3,346 in impairment charges during the three quarters ended September 26, 2016. As a result of the above mentioned plant closures and other plant realignment efforts, $1,393 of impairment charges were recognized in the consolidated condensed statement of operations related to machinery and equipment in the PCB reportable segment. In addition, $1,953 of impairment charges were recognized in the consolidated condensed statement of operations related to capitalized software costs in the Corporate operating segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(3) Inventories

Inventories as of October 2, 2017 and January 2, 2017 consisted of the following:

	As of
	October 2, 2017	January 2, 2017
	(In thousands)
Inventories:
Raw materials	$76,467	$73,497
Work-in-process	119,291	105,094
Finished goods	99,521	90,621

	$295,279	$269,212

(4) Goodwill

As of October 2, 2017 and January 2, 2017, goodwill was as follows:

Total
(In thousands)
Balance as of January 2, 2017	$372,609
Foreign currency translation adjustment	(85)

Balance as of October 2, 2017	$372,524

All goodwill relates to the Company’s PCB reportable segment.

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. dollar.

(5) Definite-lived Intangibles

As of October 2, 2017 and January 2, 2017, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
October 2, 2017:
Customer relationships	$203,563	$(95,433)	$57	$108,187	8.1
Technology	3,000	(2,346)	—	654	3.0

	$206,563	$(97,779)	$57	$108,841

January 2, 2017:
Customer relationships	$203,563	$(78,473)	$119	$125,209	8.1
Technology	3,000	(1,596)	—	1,404	3.0

	$206,563	$(80,069)	$119	$126,613

The October 2, 2017 and January 2, 2017 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $5,905 and $5,949 for the quarters ended October 2, 2017 and September 26, 2016, respectively, and $17,727 and $17,845 for the three quarters October 2, 2017 and September 26, 2016, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2017	$5,913
2018	22,841
2019	18,746
2020	18,746
2021	14,921
Thereafter	27,674

$108,841

(6) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of October 2, 2017 and January 2, 2017:

	Interest Rate as of October 2, 2017	Principal Outstanding as of October 2, 2017	Interest Rate as of January 2, 2017	Principal Outstanding as of January 2, 2017
	(In thousands)
Term Loan due September 2024	3.73%	$350,000	—	—
Senior Notes due October 2025	5.63%	375,000	—	—
Term Loan due May 2021	—	—	5.25%	$700,000
Convertible Senior Notes due December 2020	1.75%	249,985	1.75%	250,000
U.S. ABL Revolving Loan due May 2020	2.73%	17,000	2.27%	80,000
Asia ABL Revolving Loan due May 2020	2.63%	30,000	2.17%	30,000
Capital Lease	6.43%	1,884	6.43%	1,798

		1,023,869		1,061,798
Less: Long-term debt unamortized discount		(32,764)		(37,392)
Long-term debt unamortized debt issuance costs		(12,760)		(4,724)

		978,345		1,019,682
Less: current maturities		(4,184)		(110,652)

Long-term debt, less current maturities		$974,161		$909,030

On September 28, 2017, the Company entered into a $350,000 Term Loan Facility due 2024 (Term Loan Facility), and issued $375,000 of Senior Notes due 2025 (Senior Notes). In conjunction with the issuance of the Term Loan Facility and Senior Notes, the Company repaid in full the remaining outstanding balance of the September 27, 2016 Term Loan Credit Agreement (2016 Term Loan) and repaid $63,000 on its existing U.S. Asset-Based Lending Credit Agreement. The Company recognized a loss on extinguishment of debt of $768 primarily associated with the write off of the remaining 2016 Term Loan debt issuance costs.

Term Loan Facility

The Term Loan Facility, of which $3,500 is included in short-term debt and $346,500 is included in long-term debt, was issued at a discount at 99.5% and bears interest, at the Company’s option, at a floating rate of LIBOR, plus an applicable interest margin of 2.5%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.9% or LIBOR plus 1.0%), subject to a 1.0% floor plus an applicable margin of 1.5%. At October 2, 2017 the interest rate on the outstanding borrowings under the Term Loan Facility was 3.73%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of the assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company is required to make scheduled payments of the outstanding Term Loan Facility balance on a quarterly basis beginning January 1, 2018. Based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, the Company may be required to make an additional principal payment on an annual basis beginning after fiscal year 2018, if the Company’s First Lien Leverage Ratio is greater than 2.0. Any additional annual payments or prepayments would reduce future required scheduled payments. Any remaining outstanding balances under the Term Loan Facility are due at the maturity date of September 28, 2024.

Borrowings under the Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments. The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of Term Loan Facility related obligations.

Senior Notes

The $375,000 of Senior Notes issued, which is included in long-term debt, bear interest at a rate of 5.63% per annum. Interest is payable semiannually in arrears on April 1 and October 1 of each year beginning April 1, 2018. The Senior Notes will mature on October 1, 2025. The Senior Notes are unsecured obligations and are guaranteed by the Company’s subsidiaries that guarantee its senior secured credit facilities, subject to certain exceptions.

Borrowings under the Senior Notes are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments.

Convertible Senior Notes due 2020

The Company maintains 1.75% convertible senior notes in the amount of $249,985 due December 15, 2020. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are unsecured obligations, are subordinated to the Senior Notes above, and would rank equally to the Company’s future unsecured senior indebtedness and are senior in right of payment to any of the Company’s future subordinated indebtedness.

As of October 2, 2017 and January 2, 2017, the following summarizes the equity components of the convertible senior notes included in additional paid-in capital:

	As of October 2, 2017			As of January 2, 2017
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Convertible senior notes due 2020	$60,216	$(1,916)	$58,300	$60,227	$(1,916)	$58,311

The components of interest expense resulting from the convertible senior notes for the quarters and three quarters ended October 2, 2017 and September 26, 2016 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
	(In thousands)
Contractual coupon interest	$1,094	$1,094	$3,281	$3,281

Amortization of debt discount	$2,159	$2,025	$6,376	$5,977

Amortization of debt issuance costs	$216	$202	$639	$599

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Asset-Based Lending Agreements

The Company continues to maintain a $200,000 U.S. Asset-Based Lending Credit Agreement (U.S. ABL), and a $150,000 Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans).

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200,000, a letter of credit facility of up to $50,000, and swingline loans of up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at the Company’s option. At October 2, 2017, the interest rate on the outstanding borrowings under the U.S. ABL was 2.73%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and inventories as well as by a second position against a significant amount of the assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As noted earlier, concurrent with the issuance of the Term Loan Facility and Senior Notes, the Company paid down $63,000 of the outstanding balance of its U.S. ABL. The Company and its domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of U.S. ABL related obligations. At October 2, 2017, $17,000 of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150,000 and a letter of credit facility of up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At October 2, 2017, the interest rate on the outstanding borrowings under the Asia ABL was 2.63%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. The Company’s Asia Pacific subsidiary and certain of its subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At October 2, 2017, $30,000 of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of October 2, 2017 letters of credit in the amount of $7,612 were outstanding under the U.S. ABL and $45,026 were outstanding under the Asia ABL with various expiration dates through March 2019. Available borrowing capacity under the U.S. ABL and the Asia ABL was $175,388 and $74,974, respectively, which considers letters of credit outstanding of $7,612 and $45,026, respectively, at October 2, 2017.

The Company is required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S ABL and the Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $179 and $171 for the quarters ended October 2, 2017 and September 26, 2016, respectively, and $546 and $516 for the three quarters ended October 2, 2017 and September 26, 2016, respectively.

Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $31,700 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2018. As of October 2, 2017, the Chinese Revolver had not been drawn upon.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Debt Issuance and Debt Discount

As of October 2, 2017 and January 2, 2017, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes, Convertible Senior Notes and 2016 Term Loan are as follows:

	As of October 2, 2017			As of January 2, 2017
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(in thousands)
Term Loan due September 2024	$2,803	$1,750	3.95%	—	—	—
Senior Notes due October 2025	6,849	—	5.91%	—	—	—
Convertible Senior Notes	3,108	31,014	6.48%	$3,747	$37,392	6.48%
Term Loan due May 2021	—	—	—	977	—	5.48%

	$12,760	$32,764		$4,724	$37,392

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Debt issuance costs for the ABL Revolving Loans of $2,672 and $3,423 as of October 2, 2017 and January 2, 2017, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

At October 2, 2017, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 4.2 years.

(7) Income Taxes

The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from the Company’s operations in lower-tax jurisdictions such as China, the apportioned state income tax rates, generation of other credits and deductions available to the Company, including research and development deductions in China, changes in valuation allowances, and certain non-deductible items.

During the quarter and three quarters ended October 2, 2017, the Company’s effective tax rate was impacted by a net discrete benefit of $1,345 and $5,992, respectively, related to (i) certain tax incentives, (ii) release of uncertain tax positions due to the expiration of the statute of limitations in foreign jurisdictions, and (iii) accrued interest expense on existing uncertain tax positions. Additionally, no tax benefit was recorded on losses incurred in various jurisdictions where there were corresponding increases in the valuation allowances in those jurisdictions. The Company’s foreign earnings will be indefinitely reinvested outside of the U.S. Therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings have been recorded, but deferred tax liabilities have been recorded for certain subsidiaries in China to provide for distributions up to the ultimate, foreign holding company.

Certain entities in China operated under tax incentives effective in 2017. For the quarter ended October 2, 2017, the tax incentives decreased Chinese taxes by $953, which increased both basic and dilutive earnings per share by $0.01 for the quarter ended October 2, 2017. For the three quarters ended October 2, 2017, the tax incentives decreased Chinese taxes by $6,611, which increased basic earnings per share by $0.07 and dilutive earnings per share by $0.05 for the three quarters ended October 2, 2017.

(8) Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss) as of October 2, 2017 and January 2, 2017:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at January 2, 2017	$(43,149)	$(1,180)	$(44,329)
Other comprehensive income before reclassifications	34,307	194	34,501
Amounts reclassified from accumulated other comprehensive income	—	130	130

Other comprehensive income	34,307	324	34,631

Ending balance at October 2, 2017	$(8,842)	$(856)	$(9,698)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Amounts reclassified out of accumulated other comprehensive income (loss) to depreciation expense related to cash flow hedges was $43 and $47 net of tax for the quarters ended October 2, 2017 and September 26, 2016, respectively, and $130 and $128 net of tax for the three quarters ended October 2, 2017 and September 26, 2016, respectively.

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

For the quarters ended October 2, 2017 and September 26, 2016, one customer accounted for approximately 21% and 17%, respectively, of the Company’s net sales. For the three quarters ended October 2, 2017 and September 26, 2016, one customer accounted for approximately 18% and 13%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarters or three quarters ended October 2, 2017 and September 26, 2016.

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

The carrying amount and estimated fair value of the Company’s financial instruments at October 2, 2017 and January 2, 2017 were as follows:

	October 2, 2017		January 2, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term Loan due September 2024	$345,447	$347,594	—	—
Term Loan due May 2021	—	—	$699,023	$708,750
Senior Notes due October 2025	368,151	380,430	—	—
Convertible Senior Notes	215,863	423,050	208,861	380,875
ABL Revolving Loans	47,000	47,000	110,000	110,000
Capital Lease	1,884	1,884	1,798	1,798

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of October 2, 2017 and January 2, 2017, which are considered Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 2 inputs.

As of October 2, 2017 and January 2, 2017, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash and cash equivalents at October 2, 2017 consisted of $95,471 held in the U.S., with the remaining $206,463 held by foreign subsidiaries.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company recognized impairment charges related to long-lived assets of $3,346 in the three quarters ended September 26, 2016. The fair values of their impaired long-lived assets were based on level 3 inputs. There was no impairment of long-lived assets recognized in the quarter ended September 26, 2016 or for the quarter and three quarters ended October 2, 2017.

(11) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of October 2, 2017 and January 2, 2017. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Environmental Matters

The process to manufacture PCBs requires adherence to domestic and foreign jurisdictional environmental laws regulations regarding the storage, use, handling, recycling and disposal of liquid and solid wastes, as well as compliance with air quality standards and chemical use reporting. The Company believes that its facilities in North America comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. The Company believes it has developed plans acceptable to the Chinese government and is in the process of implementing these plans. The Company does not anticipate any immediate risk of government fines or temporary closure of its Chinese plants. The Company has established and enacted an investment plan related to the efforts to come into full compliance with the new regulations in a timely fashion. The 2017 capital expenditure costs expected for these plans are included in the Company’s capital expenditure projections.

(12) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters and three quarters ended October 2, 2017 and September 26, 2016:

	Quarter Ended		Three Quarters Ended
	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
	(In thousands, except per share amounts)
Basic earnings:
Basic earning	$21,453	$25,582	$75,003	$36,866

Diluted earnings:
Net income attributable to TTM Technologies, Inc. stockholders	$21,453	$25,582	$75,003	$36,866
Interest expense from convertible senior notes, net of tax	3,469	3,321	10,296	—

Diluted earnings	$24,922	$28,903	$85,299	$36,866

Basic shares	101,814	100,245	101,501	100,004
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,692	1,460	1,721	1,090
Dilutive effect of outstanding warrants	2,151	—	2,753	—
Dilutive effect of assumed conversion of convertible senior notes outstanding	25,939	25,940	25,939	—

Diluted shares	131,596	127,645	131,914	101,094

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.21	$0.26	$0.74	$0.37

Diluted	$0.19	$0.23	$0.65	$0.36

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Performance-based restricted stock units (PRUs), restricted stock units (RSUs) and stock options to purchase 631 and 233 shares of common stock for the quarter ended ended October 2, 2017 and September 26, 2016, respectively, and 275 and 1,174 for the three quarters ended October 2, 2017 and September 26, 2016, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for PRUs, RSUs or stock options was greater than the average market price of common shares during the applicable quarter and, therefore, the effect would be anti-dilutive.

For the three quarters ended September 26, 2016, the effect of shares of common stock related to the Company’s convertible senior notes, based on the if-converted method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

For both the quarter and three quarters ended September 26, 2016, outstanding warrants to purchase 25,940 shares were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarter and three quarters, and therefore, the effect would be anti-dilutive.

(13) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
	(In thousands)
Cost of goods sold	$606	$412	$1,639	$1,161
Selling and marketing	369	268	1,008	749
General and administrative	3,703	2,119	10,659	5,980

Stock-based compensation expense recognized	$4,678	$2,799	$13,306	$7,890

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the probability of the PRU awards vesting. For the three quarters ended October 2, 2017, management determined that vesting of the PRU awards was probable. PRUs activity for the three quarters ended October 2, 2017 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at January 2, 2017	406	$8.31
Granted	363	22.90
Change in units due to annual financial target performance achievement	(19)	22.90

Outstanding target shares at October 2, 2017	750	$15.01

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Restricted Stock Units

The Company granted 1,007 and 1,814 restricted stock units during the three quarters ended October 2, 2017 and September 26, 2016, respectively. The RSUs granted have a weighted-average fair value per unit of $15.82 and $6.74 for the three quarters ended October 2, 2017 and September 26, 2016, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant. There were no restricted stock units granted during the quarters ended October 2, 2017 and September 26, 2016.

Stock Options

The Company did not grant any stock option awards during the quarters and three quarters ended October 2, 2017 and September 26, 2016.

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of October 2, 2017:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$18,921	1.4
PRU awards	5,383	1.3
Stock options	103	2.0

	$24,407

(14) Segment Information

The reportable segments below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company has two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods, and regulatory environments.

The Company, including the chief operating decision maker, evaluates segment performance based on reportable segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter-segment transactions have been eliminated.

The Company accounts for inter-segment sales and transfers consistent with the Company’s revenue recognition policy. The inter-segment sales for the quarters and three quarters ended October 2, 2017 and September 26, 2016 were sales primarily from the PCB to the E-M Solutions reportable segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

	Quarter Ended		Three Quarters Ended
	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
	(In thousands)
Net Sales:
PCB	$609,742	$598,656	$1,773,003	$1,692,175
E-M Solutions	60,620	46,246	155,187	143,151

Total sales	670,362	644,902	1,928,190	1,835,326
Inter-segment sales	(3,548)	(3,182)	(8,947)	(8,501)

Total net sales	$666,814	$641,720	$1,919,243	$1,826,825

Reportable Segment Income (loss):
PCB	$70,443	$75,501	$222,134	$189,838
E-M Solutions	2,870	1,421	3,917	1,655
Corporate	(23,318)	(20,747)	(66,608)	(69,841)

Total reportable segment income	49,995	56,175	159,443	121,652
Amortization of definite-lived intangibles	(5,905)	(5,949)	(17,727)	(17,845)

Total operating income	44,090	50,226	141,716	103,807
Total other expense	(21,350)	(14,943)	(55,403)	(52,411)

Income before income taxes	$22,740	$35,283	$86,313	$51,396

The Corporate category includes operating expenses that are not included in the reportable segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, corporate sales, information technology, facilities, corporate operations and human resources personnel.

(15) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepreg from these related parties in the amount of $13,225 and $12,292 for the quarters ended October 2, 2017 and September 26, 2016, respectively, and $38,886 and $42,549 for the three quarters ended October 2, 2017 and September 26, 2016, respectively.

The Company also sells PCBs to a related party which is a wholly owned subsidiary of an entity in which a significant shareholder of the Company holds an equity interest. Sales to this related party for the quarters ended October 2, 2017 and September 26, 2016 were $5 and $254, respectively, and $53 and $863 for the three quarters ended October 2, 2017 and September 26, 2016, respectively.

As of October 2, 2017 and January 2, 2017, the Company’s consolidated condensed balance sheets included $15,490 and $15,836, respectively, in accounts payable due to related parties primarily for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated condensed balance sheets. Additionally, the Company’s consolidated condensed balance sheets included $9 and $192, respectively, in accounts receivable due from a related party for sales of PCBs, as mentioned above, and such balances are included as a component of accounts receivable, net on the consolidated condensed balance sheets.

(16) Noncontrolling Interest Holdings

Subsequent to October 2, 2017, the Company entered into an agreement with Desay Industrial to acquire Desay Industrial’s 5% noncontrolling equity interest in the manufacturing facility in Huiyang, China otherwise owned by the Company for 56,400 Chinese RMB or approximately $8,500. Any difference between the purchase price and the carrying value of the noncontrolling interest will be recorded in additional paid in capital. The Company expects this transaction to be completed by the end of 2017.

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

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs and electro-mechanical solutions (E-M Solutions). We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final mass production. This one-stop manufacturing solution enables us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,700 customers in various markets throughout the world, including aerospace and defense, automotive components, smartphones and touchscreen tablets, high-end computing, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

On September 28, 2017, we entered into a new $350.0 million Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus an applicable margin of 2.5%, or 3.73% at October 2, 2017, and issued $375.0 million of Senior Notes due 2025 (Senior Notes) at a rate of 5.63%. In conjunction with the issuance of the Term Loan Facility and Senior Notes, we repaid in full the remaining outstanding balance of the September 27, 2016 Term Loan Credit Agreement (2016 Term Loan), which had a floating rate of LIBOR, with a 1.0% LIBOR floor, plus a margin of 3.25% and repaid $63.0 million on our existing U.S. Asset-Based Lending Credit Agreement (U.S. ABL).

In the normal course of operations, we are exposed to risks associated with fluctuations in foreign currency exchange rates. Specifically, we are subject to risks associated with transactions that are denominated in currencies other than our functional currencies. Our primary foreign exchange exposure is to the Chinese Renminbi (RMB). For the quarter and three quarters ended October 2, 2017, our consolidated condensed statement of operations included a foreign exchange loss of approximately $7.4 million and $17.6 million, respectively, due primarily to the rapid appreciation of the RMB against the U.S. dollar. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB nor do we currently use derivative instruments to reduce exposure to foreign currency risk for a majority of our loans due from our foreign subsidiaries.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our 10 largest customers accounted for 50% and 46% of our net sales for the quarters ended October 2, 2017 and September 26, 2016, respectively, and 46% and 42% for the three quarters ended October 2, 2017 and September 26, 2016, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Three Quarters Ended
End Markets(1)(2)	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Aerospace and Defense	16%	15%	16%	15%
Automotive	20	19	20	20
Cellular Phone(2)	17	17	15	12
Computing/Storage/Peripherals(2)	14	12	14	13
Medical/Industrial/Instrumentation	14	14	14	15
Networking/Communications	17	21	19	23
Other(2)	2	2	2	2

Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other consumer devices that include wearables, portable video devices and personal headphones are included in Other end market.

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

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Three Quarters Ended
	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.5	82.9	84.5	84.1

Gross profit	14.5	17.1	15.5	15.9

Operating expenses:
Selling and marketing	2.4	2.4	2.5	2.7
General and administrative	4.6	5.6	4.6	5.9
Amortization of definite-lived intangibles	0.9	0.9	0.9	1.0
Restructuring charges	—	0.4	0.1	0.4
Impairment of long-lived assets	—	—	—	0.2

Total operating expenses	7.9	9.3	8.1	10.2

Operating income	6.6	7.8	7.4	5.7
Other income (expense):
Interest expense	(2.0)	(2.9)	(2.1)	(3.3)
Loss on extinguishment of debt	(0.1)	—	—	—
Other, net	(1.1)	0.6	(0.8)	0.4

Total other expense, net	(3.2)	(2.3)	(2.9)	(2.9)

Income before income taxes	3.4	5.5	4.5	2.8
Income tax provision	(0.2)	(1.5)	(0.6)	(0.8)

Net income	3.2	4.0	3.9	2.0
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to TTM Technologies, Inc. stockholders	3.2%	4.0%	3.9%	2.0%

We have two reportable segments: PCB and E-M Solutions. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods, and regulatory environments.

The following table compares net sales by reportable segment for the quarters and three quarters ended October 2, 2017 and September 26, 2016:

	Quarter Ended		Three Quarters Ended
	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
	(In thousands)
Net Sales:
PCB	$609,742	$598,656	$1,773,003	$1,692,175
E-M Solutions	60,620	46,246	155,187	143,151

Total sales	670,362	644,902	1,928,190	1,835,326
Inter-segment sales	(3,548)	(3,182)	(8,947)	(8,501)

Total net sales	$666,814	$641,720	$1,919,243	$1,826,825

Net Sales

Total net sales increased $25.1 million, or 3.9%, from $641.7 million for the third quarter of 2016 to $666.8 million for the third quarter of 2017. Net sales for the PCB reportable segment, excluding inter-segment sales, increased $10.7 million, or 1.8%, from $595.5 million for the third quarter of 2016 to $606.2 million for the third quarter of 2017. This increase was primarily due to higher demand in our Computing/Storage/Peripherals, Aerospace/Defense, Medical/Industrial/Instrumentation and Cellular Phone end markets compared to the third quarter of 2016, partially offset by lower demand in our Networking/Communications end market. While these changes resulted in a 2.4% decrease in PCB shipments as compared to the third quarter of 2016, average PCB selling price increased by 4.9%, which was driven by a product mix shift. Net sales for the E-M Solutions reportable segment increased $14.4 million, or 31.2%, from $46.2 million for the third quarter of 2016 to $60.6 million for the third quarter of 2017. This increase was primarily due to higher demand in our Automotive end market.

Total net sales increased $92.4 million, or 5.1%, from $1,826.8 million for the three quarters of 2016 to $1,919.2 million for the three quarters of 2017. Net sales for the PCB reportable segment, excluding inter-segment sales, increased $80.4 million, or 4.8%, from $1,683.7 million for the three quarters of 2016 to $1,764.1 million for the three quarters of 2017. The increase was primarily due to higher demand in our Cellular Phone, Computing/Storage/Peripherals and Aerospace/Defense end markets, partially offset by a decline in our Networking/Communications end market. These changes resulted in a 2.7% increase in PCB shipments as compared to the three quarters of 2016, and an average PCB selling price increase of 1.9%, which was driven by a product mix shift. Net sales for the E-M Solutions reportable segment increased $12.0 million, or 8.4%, from $143.2 million for the three quarters of 2016 to $155.2 million for the three quarters of 2017. The increase was primarily due to higher demand in our Automotive end market, partially offset by lower demand in our Networking/Communications and Medical/Industrial/Instrumentation end market.

Gross Margin

Overall gross margin decreased from 17.1% for the third quarter of 2016 to 14.5% for the third quarter of 2017. Gross margin for the PCB reportable segment decreased from 17.7% for the third quarter of 2016 to 15.5% for the third quarter of 2017, primarily due to the change in classification of certain facilities and labor support related costs from general and administrative expenses to cost of goods sold due to changes in our business structure and higher costs in our Cellular Phone focused facilities due to multiple new products ramping using a new technology. Gross margin for the E-M Solutions reportable segment decreased from 11.0% for the third quarter of 2016 to 8.7% for the third quarter of 2017, primarily due to mix shift toward higher direct material content work.

Overall gross margin decreased from 15.9% for the three quarters of 2016 to 15.5% for the three quarters of 2017. Gross margin for the PCB reportable segment decreased from 16.9% for the three quarters of 2016 to 16.6% for the three quarters of 2017, primarily due to the change of certain facilities and labor support related costs from general and administrative expenses to cost of goods sold due to changes in our business structure and higher costs in our Cellular Phone focused facilities due to multiple new products ramping using a new technology, partially offset by higher net sales due to increased volumes at our Cellular Phone and Computing/Storage/ Peripherals focused facilities. Gross margin for the E-M Solutions reportable segment decreased from 8.6% for the three quarters of 2016 to 7.5% for the three quarters of 2017, primarily due to mix shift toward revenue with a higher direct material content work.

Capacity utilization is a key driver for us, particularly in our high volume Asia facilities, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the third quarter of 2016 in our Asia and North America PCB facilities was 86% and 58%, respectively, compared to 86% and 55%, respectively, in the third quarter of 2017. Capacity utilization for the three quarters of 2016 in our Asia and North America PCB facilities was 79% and 58%, respectively, compared to 83% and 55%, respectively, in the third quarter of 2017.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.7 million, from $15.6 million for the third quarter of 2016 to $16.3 million for the third quarter of 2017. As a percentage of net sales, selling and marketing expenses was 2.4% for both the third quarter of 2016 and the third quarter of 2017. The increase in selling and marketing expense primarily related to higher sales commission expenses due to higher sales.

Selling and marketing expenses decreased $0.7 million, from $49.5 million for the three quarters of 2016 to $48.8 million for the three quarters of 2017. As a percentage of net sales, selling and marketing expenses was 2.7% for the three quarters of 2016, as compared to 2.5% for the three quarters of 2017. The decrease in selling and marketing expense primarily related to reduced headcount and lower travel expenses.

General and Administrative Expenses

General and administrative expenses decreased $5.1 million from $35.6 million, or 5.6% of net sales, for the third quarter of 2016 to $30.5 million, or 4.6% of net sales, for the third quarter of 2017. General and administrative expenses decreased $19.8 million from $108.2 million, or 5.9% of net sales, for the three quarters of 2016 to $88.4 million, or 4.6% of net sales, for the three quarters of 2017. The decrease in expense for both comparative periods primarily related to the change in classification of certain facilities and labor support related costs to cost of goods sold due to changes in our business structure and lower bad debt expense.

Other Income (Expense)

Other expense, net increased $6.5 million from $14.9 million for the third quarter of 2016 to $21.4 million for the third quarter of 2017, resulting in an overall increase of $3.0 million from $52.4 million for the three quarters of 2016 to $55.4 million for the three quarters of 2017. The net increase in other expense for the third quarter and three quarters of 2017 was primarily due to a $7.4 million and $17.6 million foreign currency loss, respectively, which was partially offset in the case of the third quarter of 2017, and substantially offset in the case of the three quarters of 2017, by a decrease in interest expense. The foreign currency loss is primarily due to the appreciation of the RMB, which is the functional currency at certain of our Asia facilities. The decrease in interest expense for both the quarter and three quarters of 2017 is due to lower principal outstanding resulting from net debt principal payments of $161.1 million during the fourth quarter of 2016 and the first two quarters of 2017, a lower 2016 Term Loan interest rate by 75 basis points, and lower amortization of debt issuance costs and debt discount after the full repayment of our prior term loan in the fourth quarter of 2016.

Income Taxes

The provision for income taxes decreased by $8.3 million from $9.5 million of tax expense for the third quarter of 2016 to a provision of $1.2 million for the third quarter of 2017. The decrease in income tax expense in the third quarter of 2017 was primarily due to decreased operating income and an increase in tax benefits from tax incentives, including a change in estimate of research and development deductions in China.

The provision for income taxes decreased by $3.1 million from $14.0 million of tax expense for the three quarters of 2016 to $10.9 million of tax expense for the three quarters of 2017. The decrease in income tax expense for the three quarters of 2017 was primarily due to increased operating income in lower tax rate jurisdictions combined with an increase in tax benefits from tax incentives, including a change in estimate of research and development deductions in China, partially offset by a reduction of benefits from the release of uncertain tax positions for the three quarters of 2017 compared to the benefits for the three quarters of 2016.

Our effective tax rate was primarily impacted by tax rates in the U.S. (federal and apportioned state income), China and Hong Kong, the generation of other credits and deductions and certain non-deductible items. U.S. federal and state and certain foreign losses generated are not more likely than not to be realizable and thus, no income tax benefit has been recognized on these losses. As of October 2, 2017, we had net deferred income tax liabilities of approximately $9.1 million and as of January 2, 2017, we had net deferred income tax liabilities of approximately $14.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, senior notes, term loans, and revolving debt. Our principal uses of cash have been to finance acquisitions and capital expenditures, meet debt service requirements, fund working capital requirements, and repay existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow provided by operating activities during the three quarters of 2017 was $180.1 million compared to $200.7 million for the same period in 2016. The decrease in cash flow was due to increased investment in working capital somewhat offset by higher net income. Cash cycle days were 45 days for the third quarter of 2017 as compared to 46 days for the same quarter of 2016. As of October 2, 2017, we had net working capital of approximately $438.2 million compared to $323.8 million as of January 2, 2017.

Net cash used in investing activities was approximately $91.9 million for the three quarters of 2017 primarily reflecting purchases of property, plant and equipment of $118.9 million less proceeds from sale of property, plant and equipment and assets held for sale of $27.0 million. Net cash used in investing activities was approximately $57.5 million for the three quarters of 2016 primarily reflecting purchases of property, plant and equipment, net of proceeds from sales of property, plant and equipment and assets held for sale of $61.0 million, less release of restricted cash to cash and cash equivalents of $3.5 million.

Net cash used by financing activities was approximately $45.0 million the three quarters of 2017 reflecting proceeds from long-term debt totaling $725.0 million, offset by the repayment of $700.0 million of long-term debt, repayment of $63.0 million of a revolving loan, and payment of debt issuance costs and original issue discount of $7.1 million associated with the Term Loan Facility and Senior Notes. Net cash used in financing activities was approximately $106.4 million for the three quarters of 2016 primarily reflecting the repayment of normally scheduled principal payments as well as additional prepayments of principal of long-term debt.

As of October 2, 2017, we had cash and cash equivalents of approximately $301.9 million, of which approximately $206.5 million was held by our foreign subsidiaries, primarily Asia. Cash and cash equivalents held by our foreign locations are expected to be used in local operations.

Our 2017 net capital expenditure is expected to be in the range of $155 million to $165 million, of which 40 percent are planned for technology enhancements, 30 percent for capacity expansions and 30 percent for compliance and maintenance related expenditures.

Long-term Debt and Letters of Credit

On September 28, 2017, we entered into a $350.0 million Term Loan Facility, and issued $375.0 million of Senior Notes. In conjunction with the issuance of the Term Loan Facility and Senior Notes, we repaid in full the remaining outstanding balance of the 2016 Term Loan and repaid $63.0 million of our existing U.S. ABL. We recognized a loss on extinguishment of debt of $0.8 million primarily associated with the write off of the remaining 2016 Term Loan debt issuance costs.

Term Loan Facility

The Term Loan Facility, of which $3.5 million is included in short-term debt and $346.5 million is included in long-term debt, was issued at a discount at 99.5% and bears interest, at our option, at a floating rate of LIBOR, plus an applicable interest margin of 2.5%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.9% or LIBOR plus 1%), subject to a 1% floor plus an applicable margin of 1.5%. At October 2, 2017 the interest rate on the outstanding borrowings under the Term Loan Facility was 3.73%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of our assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and is structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

We are required to make scheduled payments of the outstanding Term Loan Facility balance on a quarterly basis beginning January 1, 2018. Based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, we may be required to make an additional principal payment on an annual basis beginning after fiscal year 2018, if our First Lien Leverage Ratio is greater than 2.0. Any additional annual payments or prepayments would reduce future required scheduled payments. Any remaining outstanding balances under the Term Loan Facility are due at the maturity date of September 28, 2024.

Borrowings under the Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments. At October 2, 2017, we were in compliance with the covenants under the Term Loan Facility. We and our domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of Term Loan Facility related obligations.

Senior Notes

The $375.0 million of Senior Notes issued, which is included in long-term debt, bear interest at a rate of 5.63% per annum. Interest is payable semiannually in arrears on April 1 and October 1 of each year beginning April 1, 2018. The Senior Notes will mature on October 1, 2025. The Senior Notes are unsecured obligations and are guaranteed by our subsidiaries that guarantee our senior secured credit facilities, subject to certain exceptions.

Borrowings under the Senior Notes are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments. At October 2, 2017, we were in compliance with the covenants under the Senior Notes.

Convertible Senior Notes due 2020

We maintain 1.75% convertible senior notes in the amount of $250.0 million due December 15, 2020. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are unsecured obligations, are subordinated to the Senior Notes above, and would rank equally to our future unsecured senior indebtedness and are senior in right of payment to any of our future subordinated indebtedness.

Asset-Based Lending Agreements

We continue to maintain a $200.0 million U.S. ABL, and a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans).

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200.0 million, a letter of credit facility of up to $50.0 million, and swingline loans of up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at our option. At October 2, 2017, the interest rate on the outstanding borrowings under the U.S. ABL was 2.73%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and inventories as well as by a second position against a significant amount of our assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and are structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As noted earlier, concurrent with the issuance of the Term Loan Facility and Senior Notes, we paid down $63.0 million of the outstanding balance of our U.S. ABL. We and our domestic subsidiaries have fully and unconditionally guaranteed the full and timely payment of U.S. ABL related obligations. At October 2, 2017, $17.0 million of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility of up to $150.0 million and a letter of credit facility of up to $100.0 million, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At October 2, 2017, the interest rate on the outstanding borrowings under the Asia ABL was 2.63%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia cash and receivables and are structurally senior to our domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. Our Asian subsidiaries and certain of their subsidiaries have fully and unconditionally guaranteed the full and timely payment of all Asia ABL related obligations. At October 2, 2017, $30.0 million of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

We have up to $50.0 million and $100.0 million Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of October 2, 2017 letters of credit in the amount of $7.6 million were outstanding under the U.S. ABL and $45.0 million were outstanding under the Asia ABL with various expiration dates through March 2019. Available borrowing capacity under the U.S. ABL and the Asia ABL was $175.4 million and $75.0 million, respectively, which considers letters of credit outstanding of $7.6 million and $45.0 million, respectively, at October 2, 2017.

We are required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S ABL and the Asia ABL. We incurred total commitment fees related to unused borrowing availability of $0.2 million for both of the quarters ended October 2, 2017 and September 26, 2016, and $0.5 million for both of the three quarters ended October 2, 2017 and September 26, 2016.

Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At October 2, 2017, we were in compliance with the covenants under the ABL Revolving Loans.

Other Credit Facility

Additionally, we are party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to us approximately $31.7 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2018. As of October 2, 2017, the Chinese Revolver had not been drawn upon.

The following table provides information on our contractual obligations as of October 2, 2017:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$773,884	$4,184	$53,899	$8,301	$707,500
Convertible debt obligations	249,985	—	—	249,985	—
Interest on debt obligations	277,664	40,478	68,544	80,591	88,051
Equipment payables	63,842	63,137	705	—	—
Purchase obligations	103,366	91,799	3,068	596	7,903
Operating lease commitments	27,990	7,963	9,304	4,428	6,295

Total contractual obligations	$1,496,731	$207,561	$135,520	$343,901	$809,749

(1)	Unrecognized uncertain tax benefits of $41.1 million are not included in the table above as the settlement timing is uncertain.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risks

In the normal course of business we are exposed to risks associated with fluctuations in foreign currency exchange rates related to transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of our financial reporting process. Certain of our China operations utilize the Renminbi (RMB) and the Hong Kong Dollar (HKD) as the functional currencies, which results in recognition of translation adjustments included as a component of other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. For the quarter and three quarters ended October 2, 2017, our consolidated condensed statement of operation includes $7.4 million and $17.6 million, respectively, of foreign exchange losses due to the rapid appreciation of the RMB against the U.S. dollar and the HKD. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB and HKD, nor do we currently use derivative instruments to reduce exposure to foreign currency risk for a majority of our loans due from our foreign subsidiaries. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk. Additionally, loans due from our foreign subsidiaries are, in some cases, denominated in currencies other than the RMB, thus providing a natural economic hedge, partially mitigating our RMB foreign currency exposure.

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

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of October 2, 2017, approximately 61.2% of our total debt was based on fixed rates. Based on our borrowings as of October 2, 2017, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.0 million.

Debt Instruments

The table below presents information about certain of our debt instruments, based on fiscal calendar maturities, as of October 2, 2017 and January 2, 2017.

	As of October 2, 2017
	Remaining 2017	2018	2019	2020	2021	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	—	$3,500	$3,500	$50,500	$4,375	$335,125	$397,000	$394,594	3.61%
US$ Fixed Rate	$684	375	399	250,411	—	375,000	626,869	805,364	4.08%

Total	$684	$3,875	$3,899	$300,911	$4,375	$710,125	$1,023,869	$1,199,958

	As of January 2, 2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$110,000	$—	$—	$—	$700,000	$—	$810,000	$818,750	4.84%
US$ Fixed Rate	652	358	381	250,407	—	—	251,798	382,673	1.78%

Total	$110,652	$358	$381	$250,407	$700,000	$—	$1,061,798	$1,201,423

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended January 2, 2017 for further discussion of market risks associated with interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of October 2, 2017, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three quarters ended October 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2017 we expect to continue to make significant capital expenditures to expand our HDI, mSAP, and other advanced manufacturing capabilities. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors. In addition, failure to adopt and implement technological improvements quickly may cause inefficiencies as our product yields or quality may decrease, resulting in increased costs.

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

We have substantial debt and, as a result, we have significant debt service obligations. We entered into a new $350.0 million Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, issued $375.0 million of Senior Notes due 2025 (Senior Notes) at an interest rate of 5.63%, and we continue to maintain a $200.0 million U.S. Asset-Based Lending Credit Agreement (U.S ABL), and a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). In addition, we and a number of our direct and indirect subsidiaries have various credit facilities, letters of credit and guarantee facilities. Such agreements also contain certain financial covenants which require us to maintain a First Lien Leverage Ratio and, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

For the three quarters ended October 2, 2017, we repaid in full the remaining outstanding balance of the September 27, 2016 Term Loan Credit Agreement and paid down $63.0 million of the outstanding balance of our U.S. ABL through the issuance of a $350.0 million Term Loan Facility and $375.0 million of Senior Notes. We are required to make scheduled payments of the outstanding Term Loan Facility balance on a quarterly basis beginning January 1, 2018. Based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, we may be required to make an additional principal payment on an annual basis, beginning after fiscal year 2018, if our First Lien Leverage Ratio is greater than 2.0.

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

A portion of our cash and other current assets is held in currencies other than the U.S. dollar. As of October 2, 2017, we had an aggregate of approximately $182.2 million in current assets denominated in Chinese Renminbi (RMB) and the Hong Kong Dollar (HKD). Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. To the extent that we may have outstanding receivables or indebtedness denominated in the U.S. dollar or in the HKD, the fluctuation of the RMB against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the RMB). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. For the quarter and three quarters ended October 2, 2017, our consolidated condensed statement of operations included a foreign exchange loss of approximately $7.4 million and $17.6 million, respectively, due primarily to the appreciation of the RMB against the U.S. dollar and the HKD. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 38% and approximately 35% of our net sales for the quarters ended October 2, 2017 and September 26, 2016, respectively, and one customer represented approximately 21% of our sales for the quarter ended October 2, 2017. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

As of October 2, 2017, our consolidated balance sheet reflected $481.4 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitations, and future transfers of shares of our common stock, when aggregated with the November 2016 and February 2017 secondary sales of our share, could cause us to experience an “ownership change” that could further limit our ability to utilize our net operating losses.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 31% and approximately 34% of our net sales for the quarters ended October 2, 2017 and September 26, 2016, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

We have significant manufacturing operations in Asia and Canada and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

For the quarter ended October 2, 2017, we generated approximately 73% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

For the quarter ended October 2, 2017, aerospace and defense sales accounted for approximately 16% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing, and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks, and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, cyberattacks, and similar disruptions. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted. If unauthorized parties gain access to our information systems or such information is used in an unauthorized manner, misdirected, lost, or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, loss of customers, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Sales to EMS companies represented approximately 31% and approximately 34% of our net sales for the quarters ended October 2, 2017 and September 26, 2016, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

Our operations are regulated under a number of domestic and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, recycling, and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Superfund Amendment and Reauthorization Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, and the Federal Motor Carrier Safety Improvement Act, as well as analogous state, local, and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous. Because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal and cupric etching solutions, metal stripping solutions, waste acid solutions, waste alkaline cleaners, waste oil, and waste waters that contain heavy metals such as copper, tin, lead, nickel, gold, silver, cyanide, and fluoride, and both filter cake and spent ion exchange resins from equipment used for on-site waste treatment.

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

We are increasingly required to certify compliance with various material content restrictions in our products based on laws of various jurisdictions or territories such as the Restriction of Hazardous Substances (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemicals, or REACH directives in the European Union and China’s RoHS legislation. Similar laws have been adopted in other jurisdictions and may become increasingly prevalent. In addition, we must also certify as to the non-applicability of the EU’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. The REACH directive requires the identification of Substances of Very High Concern, or SVHCs periodically. We must survey our supply chain and certify to the non-presence or presence of SVHCs to our customers. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.

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

The process to manufacture PCBs requires adherence to domestic and foreign environmental regulations regarding the storage, use, handling, recycling, and disposal of chemicals, solid wastes, and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. In China, governmental authorities have adopted new rules and regulations governing environmental issues. Our plants in China are not yet in full compliance with the newly adopted environmental regulations. We believe we have developed plans acceptable to the Chinese government and we are in the process of implementing these plans. We do not anticipate any immediate risk of government fines or temporary closure of our Chinese plants. However, there can be no assurance that violations will not occur in the future.

Employee theft or fraud could result in loss.

Certain of our employees have access to, or signature authority with respect to, bank accounts or other company assets, which could expose us to fraud or theft. In addition, certain employees have access to certain precious metals used in connection with our manufacturing and key information technology infrastructure and to customer and other information that is commercially valuable. Should any employee, for any reason, steal any such precious metals (which has occurred from time to time), compromise our information technology systems, or misappropriate customer or other information, we could incur losses, including losses relating to claims by our customers against us, and the willingness of customers to do business with us may be damaged. Additionally, in the case of our defense business, we could be barred from future participation in government programs. Any such losses may not be fully covered by insurance.

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

Infringement of our intellectual property rights could negatively affect us, and we may be exposed to intellectual property infringement claims from third parties that could be costly to defend, could divert management’s attention and resources, and if successful, could result in liability.

We rely on a combination of copyright, patent, trademark, and trade secret laws, confidentiality procedures, contractual provisions, and other measures to establish and protect our proprietary and confidential information. All of these measures afford only limited protection. These measures may be invalidated, circumvented, breached, or challenged, and others may develop intellectual property, technologies or processes that are similar, or superior to, our intellectual property or technology. We may not have adequate controls and procedures in place to protect our proprietary and confidential information. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy, and succeed in, copying, our products or may obtain or use information that we regard as proprietary or confidential. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome, costly, and distracting to management, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our proprietary or confidential information. Failure to successfully establish or enforce our intellectual property rights could materially and adversely affect our business, financial condition, and results of operations.

Furthermore, there is a risk that we may infringe on the intellectual property rights of others. As is the case with many other companies in the PCB industry, we from time to time receive communications from third parties asserting patent rights over our products and enter into discussions with such third parties. Irrespective of the validity or the successful assertion of such claims, we could incur costs in either defending or settling any intellectual property disputes alleging infringement. If any claims, whether or not they have merit, are brought against our customers for such infringement, we could be required to expend significant resources in defending such claims. In the event we are subject to any infringement claims, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or in obtaining such licenses on reasonable terms, or at all, and may be required to modify or cease marketing our products or services, which could disrupt the production processes, damage our reputation, and materially and adversely affect our business, financial condition, and results of operations.

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

A noncontrolling interest holder owns a 5% interest in a subsidiary of TTM that operates the Huiyang, China facility that became a part of our operations through the acquisition of Viasystems. The noncontrolling interest holder is affiliated with the Chinese government and has close ties to local economic development and other Chinese government agencies. The noncontrolling interest holder has certain rights to be consulted and to consent to certain operating and investment matters concerning the Huiyang facility and the board of directors of our subsidiary that operates the Huiyang facility. Failure to maintain good relations with the noncontrolling interest holder could materially adversely affect our ability to manage the operations of the plant. Subsequent to October 2, 2017, we entered into an agreement with our noncontrolling interest holder to purchase their 5% noncontrolling equity interest in the manufacturing facility in Huiyang, China otherwise owned by us for 56.4 million Chinese RMB or approximately $8.5 million. We expect this transaction to be completed by the end of 2017.

Security breaches and other disruptions of our information technology networks and system could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secured collection, processing, storage, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee or third party (including our suppliers and business partners) error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, altered, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in costs, fines, legal or regulatory claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 6. Exhibits

Exhibit Number	Exhibits

4.1	Indenture dated as of September 28, 2017, by and among the Company, the Guarantors named therein, and Wilmington Trust, National Association, as Indenture Trustee(1)

10.1	Second Amendment to Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Deutsche Bank Securities Inc. and Sun Trust Bank, as Co-Documentation Agents, and Sun Trust Bank, as participant, dated as of September 28, 2017(2)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

(1)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on September 29, 2017.
(2)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on September 29, 2017.

EXHIBIT INDEX

Exhibit Number	Exhibits

4.1	Indenture dated as of September 28, 2017, by and among the Company, the Guarantors named therein, and Wilmington Trust, National Association, as Indenture Trustee(1)

10.1	Second Amendment to Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Deutsche Bank Securities Inc. and Sun Trust Bank, as Co-Documentation Agents, and Sun Trust Bank, as participant, dated as of September 28, 2017(2)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

(1)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on September 29, 2017.
(2)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on September 29, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: November 8, 2017	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: November 8, 2017	Todd B. Schull
Executive Vice President and Chief Financial Officer