Form 10-K
period 2018-01-01
TTM TECHNOLOGIES INC
filed 2018-02-23
CIK 1116942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on July 3, 2017, the last business day of the most recently completed second fiscal quarter), was $1,596,846,596. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 19, 2018, there were outstanding 102,343,894 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

General

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs and electro-mechanical solutions (E-M Solutions). We are the largest PCB manufacturer in North America and one of the largest PCB manufacturers in the world, in each case based on revenue, according to the 2016 rankings from N.T. Information LTD (NTI). In 2017 we generated $2.7 billion in net sales and ended the year with approximately 29,000 employees worldwide. We operate a total of 25 specialized facilities in North America and China. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final mass production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 2,000 customers in various markets throughout the world, including aerospace and defense, automotive components, smartphones and touchscreen tablets, high-end computing, medical, industrial and instrumentation related products as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

We manage our worldwide operations based on two reportable segments: (1) PCB, which consists of 13 domestic PCB fabrication plants, including a facility that provides follow-on value-added services; eight PCB fabrication plants in China and one in Canada, and (2) E-M Solutions, which consists of three custom electronic assembly plants in China. Each segment operates predominantly in the same industries with production facilities that produce customized products for our customers and use similar means of product distribution.

Additional information on our reportable segments and product information is contained in Note 18 of the Notes to Consolidated Financial Statements.

Acquisition of Anaren, Inc.

On December 1, 2017, we entered into a definitive stock purchase agreement with Anaren Holdings, LLC pursuant to which we agreed to purchase all of the issued and outstanding common stock of Anaren Holding

Corp., for total consideration of $775.0 million in cash subject to customary working capital and certain other adjustments. Other than the equity interests of Anaren, Inc (Anaren), Anaren Holding Corp. has no material independent operations. Anaren is a leading provider of mission-critical radio frequency (RF) solutions, microelectronics, and microwave components and assemblies for the wireless infrastructure and space and defense electronics markets. Anaren’s microwave products are used in wireless communication systems including wireless infrastructure, wireless consumer and medical applications, as well as advanced radar, beam-forming, jamming, motion control and receiver applications for the space and defense markets, covering a broad range of frequencies and power levels. Its Integrated Radio module product lines provide proprietary low power RF monitoring solutions deployable in a wide variety of end market applications. The acquisition of Anaren will significantly increase our aerospace and defense design capability with particular focus on RF products, deepen our customer engagement in aerospace and defense and networking/communications and complement our focus on high technology PCB products manufacturing. We expect to complete the acquisition in the first half of 2018.

Industry Overview

PCBs are manufactured in panels from sheets of laminated material. Each panel is typically subdivided into multiple PCBs, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it. PCBs serve as the foundation for virtually all electronic products, including the electronic components integrated into automobiles, consumer electronics products (smartphones and touchscreen tablets), high-end commercial electronic equipment (such as medical equipment, data communications routers, switches and servers) and aerospace and defense electronic systems.

In recent years, the demand for smaller sized electronic devices with more features and functionality has been increasing. Products designed to offer faster data transmission, thinner and more lightweight packaging, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using a modified semi-additive process (mSAP) and High Density Interconnect (HDI) technology, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. Furthermore, rigid-flex circuits can be found in small and lightweight end products, such as smartphones and touchscreen tablets and increasingly in other end markets such as automotive, industrial and aerospace and defense. PCB manufacturers also manufacture substrates that serve as the interconnect between integrated circuits (ICs) and the PCB. We collectively refer to all of these technologies as “advanced technologies,” and they have growth rates which are higher than conventional technologies. In addition, most of our markets have low volume requirements during the prototype stage that demand a highly flexible manufacturing environment which later transitions to a higher volume requirement during product ramp.

According to estimates in a November 2017 report by Prismark Partners, worldwide demand for PCBs was approximately $54.2 billion in 2016. Of this worldwide demand for production in 2016, Prismark Partners reports that PCB production in the Americas accounted for approximately 5% (approximately $2.8 billion), PCB production in China accounted for approximately 50% (approximately $27.1 billion), and PCB production in the rest of the world accounted for approximately 45% (approximately $24.3 billion). According to the same report by Prismark Partners, worldwide demand for PCBs is forecast to grow at a 2.8% compound annual growth rate (CAGR) from 2017 to 2022 driven by above average growth expected in the automotive and aerospace and defense end markets. While Prismark Partners expects long-term growth to occur in all PCB technologies, it forecasts more robust growth in the HDI, flexible and rigid-flex areas. This growth expectation stems from the increase in the number of applications that can utilize, and in many cases require, smaller, denser interconnects.

Industry Trends

We believe that several trends impacting the PCB manufacturing industry which will benefit us in the future. These trends include:

Shorter electronic product life cycles, which create opportunities for PCB manufacturers that can offer engineering support in the prototype stage and manufacturing scalability throughout the production life cycle.

Increasing complexity of electronic products, which requires technologically complex PCBs that can accommodate higher speeds and component densities, including HDI, flexible, and substrate PCBs.

Growing utilization of PCB technology in automobiles. An increasing trend toward sophisticated safety systems, automated driving, electric/hybrid vehicles and miniaturization of electronic devices in the automotive industry is driving increasing electronic content and higher PCB usage in automobiles, particularly with regard to the increased demand for advanced technologies like HDI, rigid-flex and RF PCBs for radar.

Increasing concentration of global PCB production in Asia.    In recent years, China has emerged as a global production center for electronics manufacturers. We believe that the expected continued concentration of consumer electronic production in China should result in additional commercial market share potential for PCB manufacturers with a strong presence and reputation in China.

Supply chain consolidation by commercial OEMs.    We believe that PCB manufacturers which can offer one-stop manufacturing capabilities — from prototype to volume production — have a competitive advantage in the market.

Our Strategy

Our goal is to be the leading global provider of time-critical, one-stop manufacturing services for highly complex PCBs. Our core strategy includes the following elements:

Maintain our customer-driven culture and provide superior service to our customers in our core markets of aerospace and defense, automotive, cellular phones, computing and storage, medical/industrial/instrumentation, and networking/communications.    Our customer-oriented culture is designed to achieve extraordinary service, competitive differentiation, and superior execution. Our customer-oriented strategies include engaging in co-development of new products, capturing new technology products for next generation equipment, and continuing investments to enhance our broad offering of PCB technologies. We believe our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers.

Drive operational efficiency and productivity.    We are highly focused on improving our operational execution to increase efficiency, productivity and yields. We strongly believe in the benefits of sharing best practices across our extensive manufacturing footprint and rely on stringent goals for throughput, quality and customer satisfaction to measure our effectiveness. The fast paced nature of our business requires a disciplined approach to manufacturing that is rooted in continuous improvement.

Accelerate customer and end-market diversification through strategic mergers and acquisitions.    We have a history of executing successful acquisitions that have been key to our growth and profitability. We continuously look for strategic opportunities that could facilitate our efforts to further diversify into other growing end markets including automotive and aerospace and defense. Our acquisition of Viasystems has increased, and the announced pending acquisition of Anaren will increase, our service and product offering for our broad customer base. Additionally, our acquisition of Viasystems also provided for diversification into the automotive end market, while our pending acquisition of Anaren will deepen our engagement with existing leading customers in the aerospace and defense end market, demonstrating the benefits of this strategy.

Accelerate our expansion into the automotive and other growing markets using our advanced technology as a key point of differentiation.    With rising requirements for faster data transmission, shrinking features (i.e., lightweight and thin), and lower power consumption, many PCB designs have migrated to more complex HDI PCBs from conventional multi-layer PCB technologies. This trend began with PCBs used in portable devices such as smartphones and touchscreen tablets but has become an increasing trend in other end markets, such as automotive, networking/communications, medical, and aerospace and defense. We are focused in particular on the automotive opportunity where the combination of our strength in highly reliable conventional and RF PCBs and our advanced technology PCB product capabilities allows us to meet our automotive customers’ growing demand in such areas as infotainment, radar systems, cameras for advanced driver assistance systems and electric vehicles. As our customers consolidate their supply chain, our objective is to differentiate ourselves as a strategic supplier with the technology breadth to meet most, if not all, of our automotive customers’ PCB requirements.

Address customer needs in all stages of the product life cycle.    By providing a one-stop solution, we work to service our customers’ needs from the earliest stages of product design and development through volume production. We believe that by servicing our customers early in the development process, we are able to demonstrate our capabilities and establish an incumbent position early in the product development cycle, which translates into additional opportunities as our customers move into volume production. We believe our expertise is enhanced by our ability to deliver highly complex PCBs to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products more quickly and reduce their time to market. We believe we will be able to increase customer engagement with our pending acquisition of Anaren’s proprietary and customizable RF solutions from the concept stage through to volume, which typically results in higher customer engagement.

Delever strong financial performance and delever the balance sheet.    We aspire to deliver industry-leading financial performance. We expect to achieve this by servicing our customers’ needs in higher-growth end markets in a cost-efficient and effective manner. We believe that this strategy will allow us to generate strong cash flows, which will enable us to reduce financial leverage over time while at the same time providing us with the financial flexibility to continue to invest in our business, including through opportunistic acquisitions.

Products and Services

We offer a wide range of PCB products and electro-mechanical solutions, including conventional PCBs, HDI PCBs, flexible PCBs, rigid-flex PCBs, custom assemblies and system integration, and IC substrates. We also offer certain value-added services to support our customers’ needs. These include design-for-manufacturability (DFM), PCB layout design, simulation and testing services, and quick turnaround (QTA) production. By offering this wide range of PCB products and complementary value-added services, we are able to provide our customers with a “one-stop” manufacturing solution for their PCB requirements. This differentiates us from our competition and enhances our relationships with our customers.

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

High density interconnect or HDI PCBs

Our facilities in North America and China also produce high density interconnect (HDI) PCBs, which are PCBs with higher interconnect density per unit area requiring more sophisticated technology and manufacturing processes for their production than conventional PCB products. HDI PCBs are boards with high-density characteristics including micro-sized holes, or microvias (diameter at or less than 0.15 mm), and fine line circuitry (circuit line width and spacing at or less than 0.075 mm) and are fabricated with thin high performance materials, thereby enabling more interconnection functions per unit area. HDI PCBs generally are manufactured using a sequential build-up process in which circuitry is formed in the PCB one layer at a time through successive drilling, plating and lamination cycles. In general, a board’s complexity is a function of interconnect and circuit density, layer count, laminate material type and surface finishes. As electronic devices have become smaller and more portable with higher functionality, demand for advanced HDI PCB products has increased dramatically. We define advanced HDI PCBs as those having more than one layer of microvia interconnection structure.

Substrate Like PCBs or SLPs

Substrate like PCBs (SLPs) are the next evolution of high end HDI PCBs. SLPs are PCBs with even higher interconnect density per unit area than the traditional HDI PCBs described above and require an even more sophisticated manufacturing technology called modified semi-additive process or mSAP. The mSAP process uses subtractive techniques commonly used for the manufacture of traditional PCBs combined with additive techniques that are mostly found in the manufacture of substrates. This process enables fine line circuitry (circuit line width and spacing at or less than 0.03 mm). We manufacture SLPs with the mSAP process in our China facilities and the products are generally used in the cellular market which demands higher performance in a smaller footprint.

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

We believe that our highly specialized equipment and advanced manufacturing processes enable us to reliably produce PCBs with the following characteristics:

•

High layer count.    Manufacturing PCBs with a large number of layers is difficult to accomplish due to the accumulation of manufacturing tolerances and registration systems required. In our PCB reportable segment, we regularly manufacture PCBs with more than 30 layers on a quick-turn and volume basis.

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

•

Microvias.    HDI technology utilizes microvias, which are small vias with diameters generally less than 0.15 mm after plating. Advanced HDI products may also require the microvias to be fully filled using a specialized plating process so that additional microvia structures can be stacked to form more complex interconnections. These microvias consume much less space on the layers they connect, thereby providing for greater wiring densities and flexibility, and also providing closer spacing of components and their attachment pads. The fabrication of PCBs with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a given surface area.

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

•

Fine line traces and spaces.    Traces are the connecting copper lines between the different components of the PCB, and spaces are the distances between traces. The smaller the traces and the tighter the spaces, the higher the density of the PCB and the greater the expertise required to achieve a desired final yield performance level. We are able to manufacture PCBs with traces and spaces less than 0.058 mm.

•

High aspect ratios.    The aspect ratio is the ratio between the thickness of the PCB and the diameter of a drilled hole. As the aspect ratio increases, it becomes increasingly more difficult to consistently and reliably form, electroplate and finish all the holes on a PCB. In production, we are able to provide aspect ratios of up to 30:1.

•

Thin core processing.    A core is the basic inner-layer building block material from which PCBs are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil laminated on either side. The thickness of inner-layer cores is typically determined by the overall thickness of the PCB and the number of layers required. The demand for thinner cores derives from the requirements for thinner PCBs, higher layer counts and various electrical parameters. Core thickness in our PCBs ranges from as little as 0.058 mm up to 1.57 mm.

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

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the aerospace and defense, automotive, cellular phone, computing, medical/industrial/instrumentation, and networking/communications end markets of the electronics industry. Included in the end markets that our OEM and EMS customers serve is the U.S. government. As a result, we are a supplier, primarily as a subcontractor, to the U.S. government.

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

End Markets(1)	2017	2016	2015(2)
Aerospace and Defense	16%	15%	14%
Automotive	19	20	13
Cellular Phone(3)	18	14	21
Computing/Storage/Peripherals(3)	13	12	12
Medical/Industrial/Instrumentation	14	14	13
Networking/Communications	18	23	25
Other(3)	2	2	2

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Amounts include activity of Viasystems since acquisition which occurred on May 31, 2015.
(3)	Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other consumer devices that include wearables, portable video devices and personal headphones are included in the Other end market.

Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for 37%, 33%, and 37%, of our net sales in fiscal years 2017, 2016 and 2015, respectively. Our five largest OEM customers in 2017 were, in alphabetical order, Apple Inc., Cisco Systems, Inc., Huawei Technology Co. Ltd., Robert Bosch GmbH, and Tesla Motors. For the fiscal year 2017, Apple accounted for 20% of our net sales. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 32%, 35%, and 35% of our net sales in fiscal years 2017, 2016 and 2015, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers. This positions us to participate in business that is awarded at the discretion of the EMS provider.

During fiscal years 2017, 2016 and 2015, our net sales by country invoiced were as follows:

Country	2017	2016	2015
United States	32%	44%	46%
China	36	26	26
Other	32	30	28

Total	100%	100%	100%

Other than in the United States and China, we do not conduct business in any country in which our net sales exceed 10% of our total net sales for the fiscal years 2017, 2016 and 2015.

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

Our staff of engineers, sales support personnel, and managers assists our sales representatives in advising customers with respect to manufacturing feasibility, design review, and technological capabilities through direct communication and visits. We combine our sales efforts with customer service personnel at each facility to better serve our customers. Each large customer is typically assigned an account manager to coordinate all of the Company’s services across all of our facilities. Additionally, the largest and most strategic customers are also supported by select program management and engineering teams. Our global sales force is comprised of direct sales personnel, complemented by commission-based independent representatives, and supports customers throughout North America, Europe, Asia and the Middle East.

Our North America footprint comprises a significant amount of our PCB reportable segment with fourteen PCB fabrication plants located in California, Colorado, Connecticut, Ohio, Oregon, Utah, Virginia, Wisconsin and Ontario, Canada. The footprint includes a facility that provides follow-on value-added services.

Our China footprint includes facilities from both our PCB and E-M Solutions reportable segments with eight PCB fabrication plants located in Hong Kong, Huiyang, Dongguan, Guangzhou, Shanghai, and Zhongshan China, and three custom assembly and system integration operations in Shanghai and Shenzhen China.

For certain risk attendant to our foreign operations, see Item 1A, Risk Factors.

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

Competition

Despite industry consolidation, the PCB industry remains fragmented and characterized by intense competition. There are several competitive factors our customers consider when choosing their supplier including, but not limited to, technical capabilities, pricing, service, support, reliability, and quality production. Our principal PCB and substrate competitors include AT&S (Austria Technologie & Systemtechnik AG), Chin Poon Industrial Co., Ltd., Compeq Manufacturing Co., Ltd., IBIDEN Co., Ltd., ISU Petasys Co., Ltd., Multek Corporation, Sanmina Corporation, Tripod Technology Corp., Unimicron Technology Corp., and Wus Printed Circuit Co., Ltd. Our principal E-M Solutions competitors include Amphenol Corporation, Flex, Jabil Circuit, Inc. and Sanmina Corporation.

We believe that our key competitive strengths include:

Leading global PCB manufacturer.    We are one of the largest and most diversified PCB manufacturers in the world and enjoy significant economies of scale, with net sales of $2.7 billion for fiscal 2017. The PCB industry is highly fragmented with the top 20 PCB providers comprising approximately 48% of market share in 2016, according to NTI. As our customers consolidate their supply base, we offer the technology breadth and scale to emerge as a preferred partner.

Breadth of technology and products.    We offer a wide range of PCB products and electro-mechanical solutions, including HDI PCBs, conventional PCBs, flexible PCBs, rigid-flex PCBs, custom assemblies, and integrated circuit (IC) substrates. We also offer certain value-added services to support our customers’ needs. These include design for manufacturability (DFM), PCB layout design, simulation and testing services, and quick turnaround QTA services. By providing these value-added services to customers, we are able to provide our customers with a “one-stop” manufacturing solution, which we believe enhances our relationships with our customers.

Diversified business model.    Our sales are diversified by a well-balanced portfolio of end markets which we serve and by the customers we sell to within those end markets. We believe this diversity reduces our exposure to, and reliance on, any single end market or customer. We enjoy a large and diverse customer base with over 2,000 customers, as well as long-term relationships in excess of ten years with our ten largest customers. For fiscal 2017, net sales to our top five customers represented approximately 37% of our total net sales. Furthermore, for fiscal 2017, our largest five customers are not concentrated in any single end market, but rather are represented across four of our end markets.

Focused on attractive end markets with a favorable growth outlook and dependence on sophisticated product capabilities.    We believe that our global manufacturing footprint and breadth of capabilities enables us to serve several key end markets for the PCB industry. The automotive industry in particular provides an opportunity for us as we combine our traditional market strength in core automotive engine controls with the advanced technologies and RF capabilities we offer for growing requirements in safety systems, automated driving and infotainment.

One-stop solution for customers.    We are capable of providing a one-stop manufacturing solution to our customers from engineering support and prototype development through final volume production around the globe. This one-stop manufacturing solution allows us to better serve our customers, many of whom are based in time-critical high growth markets, enabling our customers to reduce the time required to develop new products and bring them to market. We utilize a facility specialization strategy in which each customer is directed to the facility best suited to the customer’s product type, delivery time, complexity and volume needs, which enables us to reduce the time from order placement to delivery. As our customers ramp to volume, we are positioned to seamlessly transition them to one of our volume facilities in China.

Leading aerospace and defense supplier.    We provide the aerospace and defense industry with products in North America from our broad North American footprint. We have passed OEM and government certification processes, and administrative requirements associated with participation in government and commercial aerospace programs. When supplying various departments and agencies of the U.S. government, we are required to maintain facility security clearances under the National Industrial Security Program Operating Manual and International Traffic in Arms Regulations. Along with supply of traditional and RF PCBs, we offer our engineering services and assembly capabilities which allow us to bring additional value to our customers.

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

Backlog

Backlog consists of purchase orders received, including, in some instances, demand agreements released for production under customer contracts. We obtain firm purchase orders from our customers for all products. However, for some of these purchase orders, customers do not make firm schedules for delivery more than 90 days in advance. Therefore, we measure backlog as orders with deliveries scheduled over the next 90 days. At January 1, 2018, total backlog was $481.9 million, compared with $405.3 million at the end of 2016. Substantially all backlog at January 1, 2018 is expected to be converted to sales in the first quarter of 2018. Additionally, we typically experience a higher amount of backlog in the second half of the year due to increased end customer demand for consumer electronics products in the fourth quarter, which is consistent with our seasonal patterns as discussed above.

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

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the U.S. government, including the U.S. Department of Defense, (DoD), which requires that we maintain facility security clearances under the National Industrial Security Program Operating Manual, or NISPOM. The NISPOM requires that a corporation with significant foreign ownership maintaining a facility security clearance take steps to prevent foreign control or influence, referred to as “FOCI.” Pursuant to these laws and regulations, effective October 2010, we entered into a Special Security Agreement (SSA) with the DoD; Su Sih (BVI) Limited, or Su Sih (a significant foreign owner of our capital stock); and Mr. Tang Hsiang Chien (as the beneficial owner of Su Sih). The purpose of the SSA is to deny Mr. Tang, Su Sih, and other persons affiliated with our China operations, unauthorized access to classified and export controlled unclassified information and to mitigate any influence over our business or management in a manner that could result in the compromise of classified information or could adversely affect the performance of classified contracts.

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

•	Department of Homeland Security regulations regarding the storage of certain chemicals of interest;

•	corresponding state laws and regulations, including site investigation and remediation;

•	corresponding U.S., county and city agencies;

•	corresponding regulations and agencies in China for our Chinese facilities;

•	material content directives and laws that ban or restrict certain hazardous substances in products sold in member states of the European Union, China, and other countries and jurisdictions;

•

SEC rules that require reporting of the use of certain metals (conflict minerals) originating in the Democratic Republic of the Congo and the 9 countries surrounding it pursuant to Section 1502 of the Dodd-Frank Act; and

•

reporting requirements of the California Transparency in Supply Chains Act of 2010 that requires reporting on efforts to eradicate slavery and human trafficking in retailers’ and manufacturers’ supply chains.

The process to manufacture PCBs requires adherence to domestic and foreign environmental regulations regarding the storage, use, handling, recycling, and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. We believe that our facilities in the United States and Canada comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. Our plants in China are not yet in full compliance with the newly adopted environmental regulations. We have developed plans in response to the new regulation and we are in the process of implementing these plans. We have established and enacted an investment plan related to the efforts to come into full compliance with the new regulations. There can be no assurance that violations will not occur in the future.

Employees

As of January 1, 2018, we had approximately 29,000 employees. Of our employees, approximately 27,540 were involved in manufacturing and engineering, 670 worked in sales and marketing, and approximately 790 worked in accounting, information systems and other support capacities. None of our North American employees are represented by unions. In China, approximately 21,350 employees are members of the All-China Federation of Trade Unions and accordingly are considered to be represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and we believe that we have good relations with our employees.

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

We have substantial debt and, as a result, we have significant debt service obligations. We maintain $250.0 million of Convertible Senior Notes due 2020 at an interest rate of 1.75%, a $349.1 million Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, $375.0 million of Senior Notes due 2025 (Senior Notes) at an interest rate of 5.63%, a $200.0 million U.S. Asset-Based Lending Credit Agreement (U.S ABL), and a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

In addition, in conjunction with the pending acquisition of Anaren, we received commitments to fund new $700.0 million secured senior incremental term loan (Incremental Facility). Subsequent to January 1, 2018, we completed the allocation of $600.0 million of commitments from lenders in the syndication for the Incremental Facility, which supersedes the original $700.0 million commitment.

Subject to the limits contained in the credit agreements governing the Term Loan Facility (including the Incremental Facility), the U.S. ABL, the Asia ABL, the indenture governing the Senior Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to us and our shareholders. For example, it could:

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

In addition, the indenture governing the Senior Notes and the credit agreements governing the Term Loan Facility (including the Incremental Facility), the U.S. ABL and the Asia ABL contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Servicing our debt requires a significant amount of cash and we may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

We are required to make scheduled payments on all term loan facilities on a quarterly basis. Based on certain parameters defined in the term loan facilities, including a First Lien Leverage Ratio, we may be required to make an additional principal payment on an annual basis, beginning after fiscal year 2018, if our First Lien Leverage Ratio is greater than 2.0.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional capital (which could include obtaining additional equity capital on terms that may be onerous or highly dilutive) or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreements governing the Term Loan Facility (including the Incremental Facility), the U.S. ABL and the Asia ABL, the indenture governing the Senior Notes will restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct certain of our operations through our subsidiaries. Accordingly, repayment of our indebtedness may be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the Senior Notes and the credit agreements governing the Term Loan Facility (including the Incremental Facility), the U.S. ABL and the Asia ABL will limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Term Loan Facility (including the Incremental Facility), the U.S. ABL and the Asia ABL could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture governing the Senior Notes and the credit agreements governing the Term Loan Facility (including the Incremental Facility), the U.S. ABL and the Asia ABL will contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Term Loan Facility (including the Incremental Facility), the U.S. ABL and the Asia ABL are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For illustrative purposes and assuming all loans under the Term Loan Facility (including the Incremental Facility), the U.S. ABL and the Asia ABL were fully drawn, each quarter point change in interest rates would result in a $3.3 million change in annual interest expense on our indebtedness under the Term Loan Facility (including the Incremental Facility), the U.S. ABL and the Asia ABL. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

When issued, our debt will have a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Senior Notes. Credit ratings are not recommendations to purchase, hold or sell the Senior Notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the Senior Notes.

Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

Recently enacted changes in tax law could materially affect our financial position and results of operations.

On December 22, 2017, the President of the United States signed into law H.R. 1 (the “U.S. Tax Reform”). We are in the process of determining the impact to our financial statements of all aspects of U.S. Tax Reform and intend to reflect the impact of such reform in the financial statements during the period in which such amounts can be reasonably estimated. The U.S. Tax Reform includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction, such as the repeal of the deduction for domestic production activities. The U.S. Tax Reform also includes international provisions, which generally establish a territorial-

style system for taxing foreign-source income of domestic multinational corporations. Financial statement impacts could include adjustments for the re-measurement of deferred tax assets (liabilities) and the accrual for deemed repatriation tax on unremitted foreign earnings and profits. There is substantial uncertainty regarding the details of the U.S. Tax Reform. The intended and unintended consequences of the U.S. Tax Reform on our business are not yet widely understood and, due to the large and expanding scale of our international business activities, the changes to the taxation of our activities effected by the U.S. Tax Reform could increase our worldwide effective tax rate and could materially impact our financial position or results of operations.

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

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2018 we expect to continue to make significant capital expenditures to expand our HDI, mSAP, and other advanced manufacturing capabilities. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors. In addition, failure to adopt and implement technological improvements quickly may cause inefficiencies as our product yields or quality may decrease, resulting in increased costs.

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

To the extent that we may have outstanding receivables or indebtedness denominated in the U.S. dollar or in the Hong Kong dollar (HKD), the fluctuation of the Chinese Renminbi (RMB) against the U.S. dollar or the HKD may have a material adverse effect on our business, financial condition, and results of operations (including the cost of servicing, and the value on our balance sheet of, the U.S. dollar and HKD-denominated indebtedness). Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the RMB). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. For the year ended January 1, 2018, our consolidated statement of operations included a foreign exchange loss of approximately $22.8 million due primarily to the appreciation of the RMB against the U.S. dollar and the HKD. The impact of future exchange rate fluctuations between the U.S. dollar and the RMB and the U.S. dollar and the HKD cannot be predicted. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 37%, 33% and 37% of our net sales for the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively, and one customer represented 20% of our sales for the year ended January 1, 2018. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

We participate in the competitive, cyclical automotive industry, which is subject to strict quality control standards. Failure to meet quality standards may adversely affect our business, financial condition and results of operations.

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

In our North America operations, rising labor and health care costs pose a significant risk. We work with our insurance brokers and carriers to control the cost of health care for our employees. However, there can be no assurance that our efforts will succeed, especially given recent and pending changes in government oversight of health care.

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

As of January 1, 2018, our consolidated balance sheet reflected $475.5 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitations, and future transfers of shares of our common stock, when aggregated with the November 2016 and February 2017 secondary sales of our shares, could cause us to experience an “ownership change” that could further limit our ability to utilize our net operating losses.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 32%, 35% and 35% of our net sales for the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the year ended January 1, 2018, we generated approximately 73.2% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result, we are subject to risks relating to significant international operations, including but not limited to:

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

A significant portion of our revenues is derived from products and services that are ultimately sold to the U.S. government by our OEM and EMS customers and is therefore affected by, among other things, the federal government budget process. We are a supplier, primarily as a subcontractor, to the U.S. government and its agencies, as well as foreign governments and agencies. The contracts between our direct customers and the government end user are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks, such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

For the year ended January 1, 2018, aerospace and defense sales accounted for approximately 16% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S.

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

A facility security clearance is required in order to be awarded and perform on classified contracts for the Department of Defense and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the National Industrial Security Program Operating Manual (NISPOM), and any other applicable U.S. government industrial security regulations. Further, due to the fact that a significant portion of our voting equity is owned by a non-U.S. entity, we are required to be governed by and operate in accordance with the terms and requirements of the Special Security Agreement (SSA). The terms of the SSA have been previously disclosed in our SEC filings.

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

Environmental laws have generally become more stringent and we expect this trend to continue over time, especially in developing countries, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations, and we are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling, or disposal might require a high level of unplanned capital investment or relocation to another global location where prohibitive regulations do not exist. It is possible that environmental compliance costs and penalties from new or existing regulations may materially adversely affect our business, financial condition, and results of operations.

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

We are also subject to an increasing variety of environmental laws and regulations in China, which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. The manufacturing of our products generates gaseous chemical wastes, liquid wastes, waste water, and other industrial wastes from various stages of the manufacturing process. Production sites in China are subject to increasing regulation and periodic monitoring by the relevant environmental protection authorities. Environmental claims or the failure to comply with current or future regulations could result in the assessment of damages or imposition of fines against us, suspension of production, or cessation of operations.

The process to manufacture PCBs requires adherence to domestic and foreign environmental regulations regarding the storage, use, handling, recycling, and disposal of chemicals, solid wastes, and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to Chinese environmental waste water law was issued in late 2012, allowing for an interim period in which plants subject to such law may install equipment that meet the new regulatory regime. Our plants in China are not yet in full compliance with the newly adopted environmental regulations. We have developed plans to these new regulations and we are in the process of implementing these plans. However, there can be no assurance that violations will not occur in the future.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and neighboring countries. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflict minerals report on Form SD with the SEC for the past four years, most recently on May 30, 2017. Compliance with these rules results in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our PCBs, as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

Outages, computer viruses, break-ins, and similar events could disrupt our operations, and breaches of our security systems may cause us to incur significant legal and financial exposure.

We rely on information technology networks and systems, some of which are owned and operated by third parties, to collect, process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing, and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, hacking, terrorist attacks, and similar events. . In addition, in the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary and confidential business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure collection, processing, storage, maintenance and transmission of this information is critical to our operations. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, cyber attacks, attacks by hackers or breached due to employee or third party (including suppliers and business partners) error, malfeasance or other disruptions. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted. If unauthorized parties gain access to our information systems or such information is used in an unauthorized manner, misdirected, altered, lost, or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, loss of customers, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Sales to EMS companies represented approximately 32%, 35% and 35% of our net sales for the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. To the extent that the funds generated by our ongoing operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If we are unable to fund our operations and make capital expenditures as currently planned or if we do not have sufficient liquidity to service the interest and principal payments on our debt, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including the following:

•	to fund capital equipment purchases to increase production capacity, upgrade and expand our technological capabilities and replace aging equipment or introduce new products;

•	to refinance our existing indebtedness;

•	to fund our operations beyond 2018;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.

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

In addition, certain areas in which our North America operations have manufacturing facilities, particularly in California, have experienced power and resource shortages from time to time, including mandatory periods without electrical power, changes to water availability, and significant increases in utility and resource costs.

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

Risks Related to the Acquisition of Anaren (Acquisition)

The Acquisition is subject to closing conditions. Failure to complete the Acquisition could have material and adverse effects on TTM.

On December 1, 2017, TTM entered into the Stock Purchase Agreement in connection with the Acquisition. Although we currently expect the Acquisition to close in the first half of 2018, subject to customary closing conditions, including regulatory approvals, there can be no assurance that the Acquisition will be completed in accordance with the anticipating timing or at all. In addition, if the Acquisition has not been completed by June 1, 2018 (subject to extension to September 1, 2018 in certain circumstances), either Anaren or TTM may terminate the Purchase Agreement unless the failure of the Acquisition to be completed has resulted from certain failures of the party seeking to terminate the Purchase Agreement to perform its obligations there under. In conjunction with the pending Acquisition, we have received commitments to fund a $700.0 million Incremental Facility. Subsequent to January 1, 2018, we completed the allocation of $600.0 million of commitments from lenders in the syndication for the Incremental Facility, which supercedes the original $700.0 million commitment. TTM expects to pay $600.0 million of the purchase price for the Acquisition with proceeds of the Incremental Facility. If the Incremental Facility is not funded for any reason, TTM may be unable to complete the Acquisition.

If the Acquisition is not completed on a timely basis, or at all, TTM’s ongoing business may be adversely affected. Additionally, in the event the Acquisition is not completed, TTM will be subject to a number of risks without realizing any of the benefits of having completed the Acquisition, including the following:

•

TTM will be required to pay its costs relating to the Acquisition, such as legal, accounting, financing and financial advisory fees, whether or not the Acquisition is completed, and could be required to pay Anaren a termination fee of $31.0 million in cash if the Purchase Agreement is terminated under circumstances in which certain required regulatory approvals are not obtained prior to June 1, 2018 or September 1, 2018, as applicable;

•

in circumstances where the termination fee is not the specified remedy for a failure by TTM to complete the acquisition in accordance with its obligations, TTM may be subject to claims for damages or specific performance;

•	time and resources committed by management to matters relating to the Acquisition could otherwise have been devoted to pursuing other beneficial opportunities; and

•

the market price of TTM’s securities could decline to the extent that the current market price reflects a market assumption that the Acquisition will be completed, or to the extent that the Acquisition is fundamental to TTM’s business strategy.

The integration of Anaren may present significant challenges to TTM, and although TTM expects the Acquisition will result in cost savings, synergies, and other benefits to TTM, TTM may not realize those benefits because of difficulties related to integration, the realization of synergies, and other challenges.

TTM and Anaren have operated and, until consummation of the Acquisition, will continue to operate independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key TTM or Anaren employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses or other unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues and potential risks, among others, must be addressed in integrating the operations of TTM and Anaren in order to realize the anticipated benefits of the Acquisition so the combined company performs as expected:

•	failure to implement the business plan for the combined company;

•

combining the businesses of TTM and Anaren and meeting the capital requirements of the combined company in a manner that permits the combined company to achieve the cost savings or revenue synergies anticipated to result from the Acquisition, the failure of which would result in the anticipated benefits of the Acquisition not being realized in the time frame currently anticipated or at all;

•	satisfying the requirements of our customers and meeting their expectations while we integrate operations;

•	integration of the contracting activities of TTM and Anaren, particularly with respect to the companies’ respective military and government contracts;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, and other policies, procedures, and processes;

•

costs, including legal and settlement costs, associated with TTM’s and Anaren’s legal proceedings, and other costs, including legal and settlement costs, associated with the combined company’s other loss contingencies, in each case whether known or unknown and whether relating to past, present or future facts, events, circumstances, or occurrences, any of which could be materially adverse to the business, results of operations, assets, or financial condition of TTM or Anaren and, following the Acquisition, the financial position, results of operations, and liquidity of the combined company and the ability of the combined company to achieve expected benefits of the Acquisition;

•	potential deterioration in the financial performance of TTM and Anaren, including any potential deviation in results of operations from historical levels;

•	difficulties in the retention and assimilation of employees;

•	demands on management related to the increase in the size of our company after the Acquisition;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	unanticipated changes in applicable laws and regulations;

•	the imposition of divestiture requirements or a required exit from business lines to obtain regulatory approvals;
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

If we cannot successfully integrate Anaren, we may experience material negative consequences to our business, financial condition, or results of operations. Successful integration of TTM and Anaren will depend on our ability to manage these operations, to realize opportunities for revenue growth and to eliminate redundant and excess costs. Because of difficulties in combining the two companies, we may not be able to achieve the benefits that we expect to achieve as a result of the Acquisition.

The Acquisition may be consummated on different terms from those contained in the Stock Purchase Agreement.

Prior to the consummation of the Acquisition, the parties may, by their mutual agreement, amend or alter the terms of the Stock Purchase Agreement, including with respect to any covenants or agreements with respect to the parties’ respective operations during the pendency thereof. Any such amendments or alterations may have negative consequences, including reducing the cash available for TTM’s or Anaren’s operations or to meet respective obligations or restricting or limiting assets or operations of either of TTM or Anaren.

Efforts may be made by various parties to rescind the Acquisition, place restrictions on the business of the combined company, or require divestitures to gain the approval of regulatory authorities with respect to the Acquisition.

The consummation of the Acquisition is conditioned upon the expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) waiting period and the receipt of certain other approvals, including approval from the Committee on Foreign Investment in the United States (“CFIUS”) and the Defense Security Service. We received early termination of the waiting period under the HSR Act on December 22, 2017. As of the date of this report, we have not yet received the necessary approval from CFIUS.

Notwithstanding the expiration of the statutory waiting periods or an extension thereto and receipt of clearance of the Acquisition from the applicable regulatory authorities, at any time after consummation of the Acquisition the Antitrust Division of the U.S. Department of Justice, Federal Trade Commission (the “FTC”), or any state or foreign regulatory authority, could take action under antitrust laws as it deems necessary or desirable in the public interest, including seeking to rescind the Acquisition or the divestiture of shares purchased or particular assets held by the combined company, in addition to other restrictions. Moreover, a competitor, customer or other third party could initiate a private action under antitrust laws challenging the Acquisition after it has been consummated. There can be no assurance that a challenge to the Acquisition on antitrust grounds after the consummation of the Acquisition will not be made or, if this challenge is made, what the result will be.

If the challenging party is successful, the Acquisition may be rescinded or we may be subject to requirements, limitations or costs, required to make divestitures or have restrictions placed on the conduct of the combined company’s business. If we agree to any material requirements, limitations, costs, divestitures or restrictions, these requirements, limitations, costs, divestitures or restrictions could adversely affect our ability to integrate Anaren’s operations with TTM’s operations and/or reduce the anticipated benefits of the Acquisition. This could have a material adverse effect on the combined company’s business and results of operations.

Additionally, while the Acquisition is conditioned on the satisfaction of applicable regulatory requirements, it is not conditioned on the absence of any changes to the business of TTM, Anaren, and the combined company that may be necessitated by such regulatory authorities to obtain approvals. As a result of the foregoing, the financial profile of the combined company may be different in a material manner than the historical financial presentations of TTM and Anaren and the pro forma balance sheet and statements of operations data included in this offering memorandum.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our principal manufacturing facilities and our drilling and tooling process facility.

U.S. Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Anaheim, CA (ANA)	PCB	—	96,000	96,000
Costa Mesa, CA(1)	Headquarters	11,775	—	11,775
Chippewa Falls, WI (CF)	PCB	—	281,000	281,000
Forest Grove, OR (FG)	PCB	—	280,300	280,300
Littleton, Colorado (DEN)	PCB	27,136	22,502	49,638
Logan, UT (LG)	PCB	—	141,300	141,300
North Jackson, OH (NJ)	PCB	8,800	66,276	75,076
San Diego, CA (SD)	PCB	40,536	—	40,536
San Jose, CA (SJ)	PCB	42,344	—	42,344
Santa Ana, CA (SA)	PCB	—	82,550	82,550
Santa Clara, CA (SC)	PCB	18,536	49,115	67,651
Stafford, CT (ST)	PCB	—	126,924	126,924
Stafford Springs, CT (SS)	PCB	30,251	85,328	115,579
Sterling, VA (STE)	PCB	100,896	—	100,896

Total		280,274	1,231,295	1,511,569

Foreign Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Canada
Toronto (TOR)	PCB	15,500	99,960	115,460
China
Hong Kong	Asia Headquarters	—	24,640	24,640
Hong Kong (OPCM)	PCB	4,757	156,350	161,107
Dongguan (DMC)	PCB	—	1,069,120	1,069,120
Guangzhou (GME)	PCB	—	1,467,827	1,467,827
Guangzhou (GZ)	PCB	—	1,872,800	1,872,800
Huiyang (HY)	PCB	—	435,485	435,485
Shanghai(SH)	E-M Solutions	85,745	—	85,745
Shanghai (SH E-MS)	E-M Solutions	—	286,000	286,000
Shanghai (SME)	PCB	—	316,198	316,198
Shanghai (SMST/SP)	PCB	—	760,496	760,496
Shanghai (SKE)(2)	PCB	—	135,206	135,206
Shenzhen (SZ)	E-M Solutions	430,000	—	430,000
Zhongshan (ZS)	PCB	—	1,132,760	1,132,760

Total		536,002	7,756,842	8,292,844

We maintain our properties in good operating condition. We believe that our properties are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing manufacturing requirements.

(1)	Location of our headquarters and not a manufacturing facility

(2)	Drilling and tooling process facility

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low
2017:
First Quarter	$17.86	$13.31
Second Quarter	$18.85	$15.42
Third Quarter	$19.54	$12.76
Fourth Quarter	$17.65	$15.14
2016:
First Quarter	$6.97	$4.67
Second Quarter	$8.16	$6.22
Third Quarter	$11.58	$6.93
Fourth Quarter	$15.00	$10.85

As of February 19, 2018, there were approximately 283 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on February 19, 2018 was $15.80.

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

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 31, 2012 to January 1, 2018, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the NASDAQ Composite Index; and

•	the Dow Jones U.S. Electrical Components & Equipment Index.

The graph assumes $100 was invested in our common stock on December 31, 2012, and an investment in NASDAQ Composite Index and the Dow Jones US Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., the NASDAQ Composite Index

and the Dow Jones US Electrical Components & Equipment Index

*	$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

	12/31/12	12/30/13	12/29/14	12/28/15	01/02/17	01/01/18
TTM Technologies, Inc.	100.00	93.47	82.15	74.10	148.31	170.51
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
Dow Jones US Electrical Components & Equipment	100.00	138.26	149.24	140.94	170.53	217.35

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

	Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015(2)	December 29, 2014	December 30, 2013
	(In thousands, except per share data)
Consolidated Statement of Operations Data (1):
Net sales	$2,658,592	$2,533,359	$2,095,488	$1,325,717	$1,368,215
Cost of goods sold	2,229,011	2,109,744	1,785,351	1,131,028	1,150,372

Gross profit	429,581	423,615	310,137	194,689	217,843

Operating expenses:
Selling and marketing	65,856	66,366	57,361	36,919	37,149
General and administrative	126,141	147,247	167,669	100,999	105,924
Amortization of definite-lived intangibles	23,634	24,252	18,888	8,387	9,332
Restructuring charges	1,190	8,951	7,381	—	3,445
Impairment of long-lived assets	—	3,346	—	1,845	10,782
Gain on sale of assets	—	—	(2,504)	—	(17,917)

Total operating expenses	216,821	250,162	248,795	148,150	148,715

Operating income	212,760	173,453	61,342	46,539	69,128
Other income (expense):
Interest expense	(53,898)	(76,008)	(59,753)	(23,830)	(24,031)
Loss on extinguishment of debt	(768)	(47,767)	(802)	(506)	(10,743)
Other, net	(18,136)	17,324	8,189	88	5,418

Total other expense, net	(72,802)	(106,451)	(52,366)	(24,248)	(29,356)
Income before income taxes	139,958	67,002	8,976	22,291	39,772
Income tax provision	(15,231)	(31,427)	(34,594)	(7,598)	(15,879)

Net income (loss)	124,727	35,575	(25,618)	14,693	23,893
Less: Net income attributable to the noncontrolling interest	(513)	(714)	(264)	—	(2,016)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$124,214	$34,861	$(25,882)	$14,693	$21,877

Earnings (loss) per common share attributable to TTM Technologies, Inc. stockholders:
Basic	$1.22	$0.35	$(0.28)	$0.18	$0.27
Diluted	$1.04	$0.34	$(0.28)	$0.18	$0.26
Weighted average common shares:
Basic	101,580	100,099	92,675	83,238	82,506
Diluted	132,476	101,482	92,675	83,941	83,132
Other Financial Data:
Depreciation of property, plant and equipment	$150,809	$156,229	$133,508	$95,349	$92,120

(1)	Beginning in 2013, we operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal year 2017, 2015, 2014 and 2013 were 52 weeks ended January 1, 2018, December 28, 2015, December 29, 2014 and December 30, 2013, respectively. Fiscal year 2016 consisted of 53 weeks ended on January 2, 2017 with the additional week included in the fourth quarter. We estimate the additional week contributed approximately $29.2 million of additional revenue and approximately $1.1 million of additional operating income for the year ended January 2, 2017.
(2)	Our results for the year ended December 28, 2015 include activity of Viasystems, which we acquired on May 31, 2015. Additionally, our results include $34.4 million of bank fees and legal, accounting and other professional service costs associated with the acquisition of Viasystems.

	As of
	January 1, 2018(1)	January 2, 2017(1)	December 28, 2015(1)	December 29, 2014	December 30, 2013
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$500,951	$323,776	$277,526	$302,111	$346,988
Total assets	2,781,882	2,500,076	2,640,133	1,601,289	1,673,575
Long-term debt, including current maturities	980,057	1,019,682	1,170,786	502,687	573,743
TTM Technologies, Inc. stockholders’ equity	1,011,380	820,847	819,105	715,464	705,295

	Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Supplemental Data:
Adjusted EBITDA(2)	$388,566	$395,445	$285,673	$166,044	$181,293
Net cash provided by operating activities	332,755	298,336	237,462	129,810	71,388
Net cash used in investing activities	(124,090)	(77,968)	(247,660)	(108,571)	(35,689)
Net cash (used in) provided by financing activities	(58,976)	(217,109)	(5,756)	(77,141)	12,985

(1)	Reflects adoption of Financial Accounting Update 2015-03, Imputation of Interest, which requires that debt issuance costs related to debt be reported as a direct reduction from the face amount of the debt. Accordingly, as of January 1, 2018 and January 2, 2017, approximately $12.5 million and $4.7 million, respectively, of unamortized debt issuance costs were presented as a reduction of long-term debt on our balance sheet. Furthermore, we reclassified approximately $31.2 million of unamortized debt issuance costs that had been presented as other non-current assets as of December 28, 2015 as a reduction of long-term debt.

(2)	“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation, gain on sale of certain assets is associated with the closure of manufacturing facilities and on the sale of certain subsidiaries, acquisition-related costs, and impairments, restructuring and other charges. This is a non-GAAP financial measurement used by us to enhance the understanding of our operating results. Adjusted EBITDA is a key measure we use to evaluate our operations. We provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of adjusted EBITDA to the financial information in our consolidated statements of operations.

	Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015	December 29, 2014	December 30, 2013
	(In thousands)
Net income (loss)	$124,727	$35,575	$(25,618)	$14,693	$23,893
Add back items:
Income tax provision	15,231	31,427	34,594	7,598	15,879
Interest expense	53,898	76,008	59,753	23,830	24,031
Depreciation of property, plant and equipment	150,809	156,229	133,508	95,349	92,120
Amortization of definite-lived intangibles	23,634	24,252	18,888	8,387	9,332

EBITDA	368,299	323,491	221,125	149,857	165,255
Stock-based compensation	18,290	11,090	9,661	7,800	8,985
Gain on sale of assets	(2,348)	(1,472)	(2,504)	—	(17,917)
Acquisition-related costs	2,266	1,688	34,448	5,981	—
Loss on extinguishment of debt	768	47,767	802	506	10,743
Impairments, restructuring, and other charges	1,291	12,881	22,141	1,900	14,227

Adjusted EBITDA	$388,566	$395,445	$285,673	$166,044	$181,293

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition at January 1, 2018. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs and electro-mechanical solutions (E-M Solutions). We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final mass production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 2,000 customers in various markets throughout the world, including aerospace and defense, automotive components, smartphones and touchscreen tablets, high-end computing, and medical, industrial and instrumentation related products as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

On September 28, 2017, we entered into a $350.0 million Term Loan Facility due 2024 (Term Loan Facility), and issued $375.0 million of Senior Notes due 2025 (Senior Notes). In conjunction with the issuance of the Term Loan Facility and Senior Notes, we repaid in full the remaining outstanding balance of the September 27, 2016 Term Loan Credit Agreement (2016 Term Loan) and repaid $63.0 million on our existing U.S. Asset-Based Lending Credit Agreement (U.S. ABL).

On December 1, 2017, we entered into a definitive stock purchase agreement with Anaren Holdings, LLC pursuant to which we agreed to purchase all of the issued and outstanding common stock of Anaren Holding Corp., for total consideration of $775.0 million in cash subject to customary working capital and certain other adjustments. Other than the equity interest of Anaren, Inc. (Anaren), Anaren Holding Corp. has no material assets or liabilities and has no material independent operations. Anaren is a leading provider of mission-critical radio frequency (RF) solutions, microelectronics, and microwave components and assemblies for the wireless infrastructure and space and defense electronics markets. Anaren’s microwave products are used in wireless communication systems including wireless infrastructure, wireless consumer and medical applications, as well as advanced radar, beam-forming, jamming, motion control and receiver applications for the space and defense markets, covering a broad range of frequencies and power levels. Its Integrated Radio module product lines provide proprietary low power RF monitoring solutions deployable in a wide variety of end market applications. The acquisition of Anaren will significantly increase our aerospace and defense design capability with particular focus on RF products, deepen our customer engagement in aerospace and defense and networking/communications and complement our focus on high technology PCB products manufacturing. We expect to complete the acquisition in the first half of 2018.

In conjunction with the pending acquisition of Anaren, we have received commitments to fund a $700.0 million senior secured incremental term loan (Incremental Facility). Subsequent to January 1, 2018, we completed the allocation of $600.0 million in commitments from lenders in syndication for the Incremental Facility, which supercedes the original $700.0 million commitment. Upon the consummation of the acquisition of Anaren, we will use the borrowings from the Incremental Facility and cash on hand to finance the acquisition.

FINANCIAL OVERVIEW

For the fiscal year 2017, we experienced higher demand in our Cellular Phone, Computing, and Aerospace and Defense end markets, partially offset by lower demand in our Networking/Communications end market.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our five largest customers accounted for 37%, 33% and 37% of our net sales in fiscal years 2017, 2016 and 2015, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

End Markets(1)	2017	2016	2015(2)
Aerospace and Defense	16%	15%	14%
Automotive	19	20	13
Cellular Phone(3)	18	14	21
Computing/Storage/Peripherals(3)	13	12	12
Medical/Industrial/Instrumentation	14	14	13
Networking/Communications	18	23	25
Other(3)	2	2	2

Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Amounts include activity of Viasystems, which we acquired on May 31, 2015.
(3)	Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other consumer devices include wearables, portable video devices and personal headphones are included in the Other end market.

We derive revenues primarily from the sale of PCBs and custom electronic assemblies using customer-supplied engineering and design plans. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed or determinable, title and risk of loss have transferred, and collectability is reasonably assured — generally when products are shipped to the customer. Net sales consist of gross sales less an allowance for returns, which typically have been less than 2% of gross sales. We provide our customers a limited right of return for defective PCBs and backplane assemblies. We record an estimate for sales returns and allowances at the time of sale based on historical results. Purchase orders may be cancelled prior to shipment. We generally charge customers a fee, based on the percentage completed, if an order is cancelled once it has entered production.

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

Inventories

In assessing the realizability of inventories, we are required to make judgments as to future demand requirements and compare these with current and committed inventory levels. When the estimated sales value of inventory is less than the carrying value, the inventory cost is written down to its estimated net realizable value, thereby establishing a new cost basis. Our inventory requirements may change based on projected customer demand, market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories. We maintain certain finished goods inventories near certain key customer locations in accordance with agreements with those customers. Although this inventory is typically supported by valid purchase orders, should these customers ultimately not purchase these inventories, our results of operations and financial condition would be adversely affected.

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

During the fourth quarter of each year, and when events and circumstances warrant an evaluation, we perform an impairment assessment of goodwill, which may require the use of a fair-value based analysis. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we compare the fair values of the applicable reporting units with their carrying values. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary. We consider factors such as the state of the economy and reduced expectations for future cash flows coupled with a decline in our market capitalization for a sustained period as indicators for potential goodwill impairment. In the fourth quarter of 2017, we performed our annual impairment test qualitatively and concluded that it was more likely than not that goodwill was not impaired.

We also assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary, which involve judgments related to future cash flows and the application of the appropriate valuation model. During the fiscal year 2016 we recorded impairment charges to reduce the carrying value of certain long-lived assets in the PCB reportable segment. See Note 4 to our consolidated financial statements.

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

Income Taxes

Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred income tax assets to the amounts that are more likely than not to be realized based on our estimate of future taxable income. At January 1, 2018, we had a net noncurrent deferred income tax liability of $4.9 million, which is net of the $64.4 million deferred tax asset. At January 1, 2018, our deferred income tax asset of $64.4 million was net of a valuation allowance of approximately $167.2 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made. We record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted. Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. Certain provisions of the Tax Act are effective September 27, 2017, others are effective or identified as of December 31, 2017 and others are effective after January 1, 2018.

Given the timing of enactment of the Tax Act and the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period should not extend beyond one year from the Tax Act enactment date and is deemed to have ended when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.

To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the registrant is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740, Accounting for Income Taxes, on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. More specifically, SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose the tax effects of the Tax Act. The steps are (1) to record the effects of the change in tax law for which accounting is complete; (2) to record provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but for which a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, to continue to apply ASC 740, Accounting for Income Taxes, based on the tax law in effect prior to enactment of the Tax Act.

We do not believe that accounting is complete for the year ended January 1, 2018. With respect to the reduction in the U.S. corporate income tax rate to 21 percent, we revalued our ending gross deferred tax items, previously recorded at 35 percent, using the enacted 21 percent corporate tax rate. This change resulted in no net tax expense/benefit but did cause an approximate $66.0 million reduction to our U.S. federal deferred tax asset fully offset by a reduction of our valuation allowance. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences, as well as changes to our valuation allowance.

Further effects of tax law changes where we have made a provisional estimate include the one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries earned post 1986. We have performed a preliminary earnings and profits analysis with consideration given to foreign loss carryforwards acquired as a result of our acquisitions and determined that there should be no income tax effect in the current or any future period. We will continue to identify and evaluate data to more thoroughly identify the tax impact and record adjustments, if any, within the measurement period.

Other significant provisions that are not yet effective and for which we have not completed our analysis, but which may impact income taxes in future years include: limitations on certain entertainment expenses, the inclusion of commissions and performance based compensation in determining the excessive compensation limitation, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties, a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI), the benefit related to foreign derived intangible income (FDII), the required capitalization of research and development expenditures and the impact of requiring tax conformity with Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers. We are still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign earnings that are expected to generate GILTI income when they reverse in future years.

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

Self Insurance

We are primarily self-insured in the United States for group health insurance and worker’s compensation benefits provided to our U.S. employees, and we purchase insurance to protect against annual claims at the individual and aggregate level. We estimate our exposure for claims incurred but not reported at the end of each reporting period. We use our judgment using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and brokers on an annual basis to estimate our liability for these claims. This liability is subject to individual insured stop-loss coverage of $350,000 per individual for group health insurance and $250,000 per individual for worker’s compensation benefits. Our actual claims experience may differ from our estimates.

RESULTS OF OPERATIONS

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal year 2017 and 2015 were 52 weeks ended January 1, 2018 and December 28, 2015, respectively. Fiscal year 2016 consisted of 53 weeks ended on January 2, 2017 with the additional week included in the fourth quarter. We estimate the additional week contributed approximately $29.2 million of additional revenue and approximately $1.1 million of additional operating income for the year ended January 2, 2017.

The following table sets forth the relationship of various items to net sales in our consolidated statements of operations:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	83.8	83.3	85.2

Gross profit	16.2	16.7	14.8

Operating expenses:
Selling and marketing	2.5	2.6	2.7
General and administrative	4.7	5.8	8.0
Amortization of definite-lived intangibles	1.0	1.0	0.9
Restructuring charges	—	0.4	0.4
Impairment of long-lived assets	—	0.1	—
Gain on sale of assets	—	—	(0.1)

Total operating expenses	8.2	9.9	11.9

Operating income	8.0	6.8	2.9
Other income (expense):
Interest expense	(2.0)	(3.0)	(2.9)
Loss on extinguishment of debt	—	(1.9)	—
Other, net	(0.7)	0.7	0.4

Total other expense, net	(2.7)	(4.2)	(2.5)

Income before income taxes	5.3	2.6	0.4
Income tax provision	(0.6)	(1.2)	(1.6)

Net income (loss)	4.7	1.4	(1.2)
Less: Net income attributable to the noncontrolling interest	—	—	—

Net income (loss) attributable to TTM Technologies, Inc. stockholders	4.7%	1.4%	(1.2)%

The Viasystems Group, Inc. (Viasystems) acquisition occurred on May 31, 2015. Accordingly, our fiscal year 2015 only includes Viasystems’ 2015 results of operations for the last seven fiscal months.

We have two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. Factors considered in determining whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production process, type or class of customers, distribution methods and regulatory environments.

The following table compares net sales by reportable segment for fiscal years 2017, 2016 and 2015:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Net Sales:
PCB	$2,461,575	$2,346,554	$1,944,041
E-M Solutions	210,086	198,483	158,655

Total sales	2,671,661	2,545,037	2,102,696
Inter-segment sales	(13,069)	(11,678)	(7,208)

Total net sales	$2,658,592	$2,533,359	$2,095,488

Net Sales

Total net sales increased $125.2 million, or 4.9%, from $2,533.4 million for the year ended January 2, 2017 to $2,658.6 million for the year ended January 1, 2018. Net sales for the PCB reportable segment, excluding inter-segment sales, increased $113.6 million, or 4.9%, from $2,334.9 million for the year ended January 2, 2017 to $2,448.5 million for the year ended January 1, 2018. This increase was primarily due to higher demand in our Cellular Phone, Computing/Storage/Peripherals and Aerospace and Defense end markets compared to the year ended January 2, 2017, partially offset by lower demand in our Networking/Communications end market. While these changes resulted in essentially no change in PCB shipments as compared to the year ended January 2, 2017, average PCB selling price increased by 4.9% as a result of higher average PCB selling price in our Cellular Phone end market, which is primarily due to a more complex technology at a higher cost. Net sales for the E-M Solutions reportable segment, excluding inter-segment sales, increased $11.6 million, or 5.8%, from $198.5 million for the year ended January 2, 2017 to $210.1 million for the year ended January 1, 2018. This increase was primarily due to higher demand in our Automotive end market.

Total net sales increased $437.9 million, or 20.9%, from $2,095.5 million for the year ended December 28, 2015 to $2,533.4 million for the year ended January 2, 2017. Net sales for the PCB reportable segment, excluding inter-segment sales, increased $397.7 million, or 20.5%, from $1,937.2 million for the year ended December 28, 2015 to $2,334.9 million for the year ended January 2, 2017. This increase was primarily due to the additional sales resulting from a full year contribution from the acquisition of Viasystems, combined with higher demand in our Automotive and Aerospace and Defense end markets, partially offset with lower demand in our Cellular Phone end market. These changes, including the sales from Viasystems, resulted in a 40% increase in PCB shipments from the year ended December 28, 2015. Our increased net sales were partially offset by a decrease in the average PCB selling price of 13%, which was driven by a product mix shift resulting from the acquisition. Net sales for the E-M Solutions reportable segment, excluding inter-segment sales, increased $40.2 million, or 25.4%, from $158.3 million for the year ended December 28, 2015 to $198.5 million for the year ended January 2, 2017. This increase was due to the additional sales resulting from the acquisition of Viasystems.

The inter-segment sales are primarily sales from the PCB reportable segment to the E-M Solutions reportable segment.

Gross Margin

Overall gross margin decreased from 16.7% for the year ended January 2, 2017 to 16.2% for the year ended January 1, 2018. Gross margin for the PCB reportable segment decreased from 17.7% for the year ended

January 2, 2017 to 17.2% for the year ended January 1, 2018, primarily due to the change in classification of certain facilities and labor support related costs from general and administrative expenses to cost of goods sold as a result of changes in our business structure, partially offset by higher margins in our Cellular Phone focused facilities. Gross margin for the E-M Solutions reportable segment decreased from 9.1% for the year ended January 2, 2017 to 8.1% for the year ended January 1, 2018 primarily due to mix shift toward higher direct material content work.

Capacity utilization is a key driver for us, particularly in our high volume Asia facilities, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the year ended January 2, 2017 in our Asia and North America PCB facilities was 81% and 57%, respectively, compared to 86% and 54%, respectively, for the year ended January 1, 2018.

Overall gross margin increased from 14.8% for the year ended December 28, 2015 to 16.7% for the year ended January 2, 2017. Gross margin for the PCB reportable segment increased from 15.5% for the year ended December 28, 2015 to 17.7% for the year ended January 2, 2017 primarily due to higher utilization and full year contribution from the Automotive focused facilities and the absence of $13.3 million of increased costs incurred during fiscal year 2015 due to the fair value mark up of acquired inventory associated with the acquisition of Viasystems. Gross margin for the E-M Solutions reportable segment increased from 6.6% for the year ended December 28, 2015 to 9.1% for the year ended January 2, 2017 primarily due to increased production volumes at certain acquired facilities.

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.5 million from $66.4 million for the year ended January 2, 2017 to $65.9 million for the year ended January 1, 2018. As a percentage of net sales, selling and marketing expenses were 2.6% for the year ended January 2, 2017 as compared to 2.5% for the year ended January 1, 2018. The decrease in selling and marketing expense as a percentage of net sales for the periods noted was primarily due to higher net sales and lower travel expenses.

Selling and marketing expenses increased $9.0 million from $57.4 million for the year ended December 28, 2015 to $66.4 million for the year ended January 2, 2017. As a percentage of net sales, selling and marketing expenses were 2.7% for the year ended December 28, 2015 as compared to 2.6% for the year ended January 2, 2017. The increase in selling and marketing expense for the year ended January 2, 2017 primarily related to additional selling and marketing activities resulting from the acquisition of Viasystems.

General and Administrative Expenses

General and administrative expenses decreased $21.1 million from $147.2 million, or 5.8% of net sales, for the year ended January 2, 2017 to $126.1 million, or 4.7% of net sales, for the year ended January 1, 2018. The decrease in expense is primarily related to the change in classification of certain facilities and labor support related costs to cost of goods sold due to changes in our business structure.

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

Impairment of Long-Lived Assets and Restructuring Charges

For the years ended January 1, 2018, January 2, 2017 and December 28, 2015, we incurred restructuring charges of $1.2 million, $8.9 million, and $7.4 million, respectively, related to a consolidation plan (the Consolidation Plan) announced on September 29, 2015, that resulted in the closure of our facilities in Cleveland, Ohio, Milpitas, California, and Juarez, Mexico and other global realignment efforts.

During the year ended January 1, 2018, in connection with the Consolidation Plan, we recognized restructuring charges of $0.3 million and $0.5 million in our PCB and E-M Solutions reportable segments, respectively, and $0.4 million in Corporate. For the year ended January 2, 2017, we recognized restructuring charges of $3.7 million and $4.5 million in our PCB and E-M Solutions reportable segments, respectively, and $0.7 million in Corporate. For the year ended December 28, 2015, we recognized restructuring charges of $2.0 million, for both our PCB and E-M Solutions reportable segments and $3.4 million in Corporate. These charges primarily represent employee separation and contract termination and other costs associated with the Consolidation Plan and other global realignment restructuring efforts. As of January 1, 2018, we had incurred approximately $17.5 million of restructuring charges since the inception of the Consolidation Plan and we have substantially completed such Consolidation Plan.

Additionally, as a result of the above mentioned plant closures and other plant realignment efforts, we also recognized impairment charges of $3.3 million for the year ended January 2, 2017, of which $1.4 million were recognized in our PCB reportable segment and $1.9 million were recognized in the Corporate. The impairment charge for the PCB reportable segment related to machinery and equipment while the impairment charge for Corporate related to the write-off of capitalized software costs.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment or restructuring charges could result that would adversely affect our results of operations and financial condition.

Other Income (Expense)

Other expense, net decreased $33.7 million from $106.5 million for the year ended January 2, 2017 to $72.8 million for the year ended January 1, 2018. The decrease in other expense, net was primarily due to:

•	the absence of the 2016 loss on extinguishment of debt of $47.8 million related to the full repayment of the 2015 Term Loan Credit Agreement,

•

a decrease in interest expense of $22.1 million, due to overall lower amount of principal outstanding, a lower Term Loan Facility interest rate margin by 175 basis points, and three quarters of comparatively lower amortization of debt issuance costs and debt discount after the full repayment of our 2016 Term Loan in the fourth quarter of 2016, and

•

partially offset by an increase from a change in foreign exchange expense of $36.3 million resulting from a $22.8 million foreign exchange losses for the year ended January 1, 2018 compared to a $13.5 million of foreign exchange gains for the year ended January 2, 2017 primarily resulting from a weakening U.S. dollar relative to the Chinese Renminbi.

Other expense, net increased $54.1 million from $52.4 million for the year ended December 28, 2015 to $106.5 million for the year ended January 2, 2017. The increase in other expense, net was primarily due to:

•	the loss on extinguishment of debt of $47.8 million related to the full repayment of the 2015 Term Loan Credit Agreement,

•

an increase in interest expense of $16.2 million primarily related to twelve months of outstanding borrowings consisting of the 2016 Term Loan and ABL Revolving Loans, for the year ended January 2, 2017, compared with only seven months of outstanding borrowings for the year ended December 28, 2015, and

•

partially offset by an increase in foreign exchange gains of $7.1 million resulting from $13.5 million of foreign exchange gains for the year ended January 2, 2017 compared to $6.4 million of foreign exchange gains for the year ended December 28, 2015.

Income Taxes

The provision for income taxes decreased $16.2 million from an income tax expense of $31.4 million for the year ended January 2, 2017 to $15.2 million for the year ended January 1, 2018. The decrease in income tax expense in 2017 was primarily due to a release of the valuation allowance in certain foreign entities and an increase in tax incentives in China.

Our tax expense is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, changes in our valuation allowance, and certain non-deductible items. Certain losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. We had a net deferred income tax liability of approximately $4.9 million and $14.0 million as of January 1, 2018 and January 2, 2017, respectively. As of January 1, 2018, we have a full valuation allowance recorded in U.S. Based on our forecast for future taxable earnings in certain foreign jurisdictions, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

The provision for income taxes decreased $3.2 million from an income tax expense of $34.6 million for the year ended December 28, 2015 to $31.4 million for the year ended January 2, 2017. The decrease in income tax expense in 2016 is primarily due to the release of uncertain tax positions due to lapse of statute in foreign jurisdiction

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, term debt, senior notes and revolving debt. Our principal uses of cash have been to finance capital expenditures, finance acquisitions (including the contemplated acquisition of Anaren in fiscal 2018), meet debt service requirements, fund working capital requirements, and refinance existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow provided by operating activities during the year ended January 1, 2018 was $332.8 million as compared to $298.3 million in the same period in 2016. The improved cash flow was the result of stronger operational performance. As of January 1, 2018, we had net working capital of approximately $501.0 million compared to $323.8 million as of January 2, 2017. At January 1, 2018 cash cycle days improved to 38 days as compared to 43 days at January 2, 2017.

Net cash used in investing activities was approximately $124.1 million for the year ended January 1, 2018 primarily reflecting the purchases of property, plant and equipment of $151.3 million, offset by net of proceeds from sales of property, plant and equipment and assets held for sale of $27.2 million.

Net cash used in financing activities was approximately $59.0 million for the year ended January 1, 2018 primarily reflecting proceeds from long-term debt totaling $725.0 million, offset by the repayment of $700.9 million of long-term debt, repayment of $63.0 million of a revolving loan, payment of $8.6 million for purchase of the non-controlling interest in one of our subsidiaries, and payment of debt issuance costs and original issue discount of $11.6 million associated with the Term Loan Facility and Senior Notes.

As of January 1, 2018, we had cash and cash equivalents of approximately $409.3 million, of which approximately $294.2 million was held by our foreign subsidiaries, primarily in Asia.

Our 2018 capital expenditure plan is expected to be in the range of $150.0 million to $170.0 million.

Long-term Debt and Letters of Credit

On September 28, 2017, we entered into a $350.0 million Term Loan Facility, and issued $375.0 million of Senior Notes. In conjunction with the issuance of the Term Loan Facility and Senior Notes, we repaid in full the remaining outstanding balance of the 2016 Term Loan and repaid $63.0 million of our existing U.S. ABL.

In conjunction with the pending acquisition of Anaren, we have received commitments to fund a $700.0 million Incremental Facility. Subsequent to January 1, 2018, we completed the allocation of $600.0 million of commitments from lenders in the syndication for the Incremental Facility, which supercedes the original $700.0 million commitment. The Incremental Facility would be issued at a discount at 99.75% and have a floating rate of LIBOR plus a margin of 2.5%. Upon the consummation of the acquisition of Anaren, we will use the borrowings from the Incremental Facility and cash on hand to finance such acquisition.

Term Loan Facility

The Term Loan Facility, of which $3.5 million is included in short-term debt and $345.6 million is included in long-term debt, was issued at a discount at 99.5% and bears interest, at our option, at a floating rate of LIBOR, plus an applicable interest margin of 2.5%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.9% or LIBOR plus 1%), subject to a 1% floor plus an applicable margin of 1.5%. At January 1, 2018, the interest rate on the outstanding borrowings under the Term Loan Facility was 4.06%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of our domestic assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and is structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

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

Borrowings under the Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments. At January 1, 2018, we were in compliance with the covenants under the Term Loan Facility.

Senior Notes

The $375.0 million of Senior Notes issued, which is included in long-term debt, bear interest at a rate of 5.63% per annum. Interest is payable semiannually in arrears on April 1 and October 1 of each year beginning April 1, 2018. The Senior Notes will mature on October 1, 2025.

Borrowings under the Senior Notes are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments. At January 1, 2018, we were in compliance with the covenants under the Senior Notes.

Asset-Based Lending Agreements

We maintain a $200.0 million U.S. ABL, and a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans).

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200.0 million, a letter of credit facility for up to $50.0 million, and swingline loans for up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at our option. At January 1, 2018, the interest rate on the outstanding borrowings under the U.S. ABL was 3.06%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and certain inventories as well as by a second position against a significant amount of our domestic assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and are structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes elsewhere in this section. As noted earlier, concurrent with the issuance of the Term Loan Facility and Senior Notes, we paid down $63.0 million of the outstanding balance of our U.S. ABL. At January 1, 2018, $17.0 million of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150.0 million and a letter of credit facility for up to $100.0 million, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At January 1, 2018, the interest rate on the outstanding borrowings under the Asia ABL was 2.96%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia cash and receivables and are structurally senior to our domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes elsewhere in this section. At January 1, 2018, $30.0 million of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

We have up to $50.0 million and $100.0 million Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of January 1, 2018, letters of credit in the amount of $7.6 million were outstanding under the U.S. ABL and $43.1 million were outstanding under the Asia ABL with various expiration dates through March 2019. Available borrowing capacity under the U.S. ABL and the Asia ABL was $175.4 million and $76.9 million, respectively, which considers letters of credit outstanding at January 1, 2018.

We are required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the ABL Revolving Loans. We paid commitment fees of $0.8 million, $0.7 million and $0.8 million for the years ended January 1, 2018, January 2, 2017, and December 28, 2015, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At January 1, 2018, we were in compliance with the covenants under the ABL Revolving Loans.

Chinese Revolver

Additionally, we are party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to us approximately $32.2 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2019. As of January 1, 2018, the Chinese Revolver had not been drawn upon.

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

Conversion:     At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 103.7613 shares of our common stock per $1,000 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of January 1, 2018, the conversion criteria had been met allowing holders to give notice of conversion in 2017 and the first quarter of 2018.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay shares of our common stock, cash or a combination of cash and shares of our common stock at our election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1,000 principal amount of the notes. As of January 1, 2018, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of January 1, 2018:

Contractual Obligations(1)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt obligations	$773,044	$4,578	$53,966	$7,875	$706,625
Convertible debt obligations	249,985	—	249,985	—	—
Interest on debt obligations	279,701	41,667	81,171	70,032	86,831
Equipment payables	59,049	58,465	584	—	—
Purchase obligations	104,779	94,433	1,764	610	7,972
Operating lease commitments	38,110	18,604	9,146	4,173	6,187

Total contractual obligations	$1,504,668	$217,747	$396,616	$82,690	$807,615

(1)	Unrecognized uncertain tax benefits of $38.8 million are not included in the table above as the settlement timing is uncertain.

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

Recently Issued Accounting Standards

In August 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 also amends the guidance surrounding the recognition of the value of hedged instruments to include the entire change in value, rather than just the effective portion, in other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings for cash flow and net investment hedges. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles (Topic 350): Goodwill and Other. This ASU simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. We elected to early adopt ASU 2017-04 on a prospective basis during the second quarter of 2017, and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of this ASU is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We elected to early adopt ASU 2017-01 on a prospective basis during the fourth quarter of 2017, and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The objective of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by recognizing the income tax consequences when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. We adopted this ASU 2016-15 in the first quarter of 2017 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted ASU 2016-09 during the first quarter of 2017. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. While we continue to evaluate the new guidance to determine the impact it may have on our consolidated financial statements and related disclosures, the primary effect of adopting this update will be to record assets and obligations for current operating leases.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, and supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This ASU is effective for annual and interim periods beginning after December 15, 2017. We do not anticipate the adoption will have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us at the beginning of fiscal year 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We have assessed that the impact of the new guidance will result in a change to the timing of revenue recognition for our revenue stream from “point in time” upon physical delivery to an “over time” model and this transition will have a material impact on our consolidated financial statements upon adoption. As of January 2, 2018, we will apply the cumulative effect transition method and currently estimate that the adoption will increase retained earnings by a range of $30.0 million to $40.0 million and contract assets by a range of $250.0 million to $270.0 million for 2017. We have identified and implemented changes to our revenue processes and internal controls to meet the ASU’s reporting and disclosure requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risks

In the normal course of business we are exposed to risks associated with fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Certain of our China operations utilize the Renminbi (RMB) and the Hong Kong Dollar (HKD) as the functional currencies, which results in recognition of translation adjustments included as a component of other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. For the year ended January 1, 2018, our consolidated statement of operations includes $22.8 of foreign currency losses primarily due to the appreciation of the RMB against the U.S. dollar and the HKD. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB and HKD, nor do we currently use derivative instruments to reduce exposure to foreign currency risk for a majority of our loans due from our foreign subsidiaries. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk. Additionally, loans due from our foreign subsidiaries are, in some cases, denominated in currencies other than the RMB, thus providing a natural economic hedge, partially mitigating our RMB foreign currency exposure.

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

As of January 1, 2018, approximately 61.3% of our long term debt was based on fixed rates. Based on our borrowings as of January 1, 2018, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.0 million.

Debt Instruments

The table below presents the fiscal calendar maturities of long-term debt through 2022 and thereafter of our debt instruments as of January 1, 2018 and January 2, 2017.

	As of January 1, 2018
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$3,500	$2,625	$50,500	$4,375	$3,500	$331,625	$396,125	$393,943	3.94%
US$ Fixed Rate	1,078	407	250,419	—	—	375,000	626,904	815,887	4.08%

Total	$4,578	$3,032	$300,919	$4,375	$3,500	$706,625	$1,023,029	$1,209,830

	As of January 2, 2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$110,000	$—	$—	$—	$700,000	$—	$810,000	$818,750	4.84%
US$ Fixed Rate	652	358	381	250,407	—	—	251,798	382,673	1.78%

Total	$110,652	$358	$381	$250,407	$700,000	$—	$1,061,798	$1,201,423

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page 68 of this report, which consolidated financial statements, notes and report are incorporated herein by reference.

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal year 2017 consisted of 52 weeks ended January 1, 2018, and fiscal year 2016 consisted of 53 weeks ended January 2, 2017 with the additional week included in the fourth quarter. Each quarter of fiscal year 2017 contained 91 days.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended January 1, 2018:
Net sales	$625,247	$627,182	$666,814	$739,349
Gross profit	105,019	95,867	96,834	131,861
Income before income taxes	37,264	26,309	22,740	53,645
Net income	33,125	20,751	21,535	49,316
Net income attributable to TTM Technologies, Inc. stockholders	32,959	20,591	21,453	49,211
Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.33	$0.20	$0.21	$0.48
Diluted	$0.28	$0.18	$0.19	$0.40
Year Ended January 2, 2017:(1)(2)
Net sales	$583,258	$601,847	$641,720	$706,534
Gross profit	83,563	97,645	109,562	132,845
Income (loss) before income taxes	(1,673)	17,786	35,283	15,606
Net income (loss)	(7,150)	18,765	25,770	(1,810)
Net income (loss) attributable to TTM Technologies, Inc. stockholders	(7,264)	18,548	25,582	(2,005)
Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$(0.07)	$0.19	$0.26	$(0.02)
Diluted	$(0.07)	$0.17	$0.23	$(0.02)

(1)	Fiscal year 2016 consisted of 53 weeks ended January 2, 2017 with the additional week included in the fourth quarter. We estimate that the additional week contributed approximately $29.2 million of additional revenue and approximately $1.1 million of additional operating income for the year ended January 2, 2017.
(2)	Includes impairment and restructuring charges of $3.3 million and $1.9 million, respectively, in the first quarter, restructuring charges of $4.0 million in the second quarter, restructuring charges of $2.1 million in the third quarter, and loss on extinguishment of debt of $47.8 million and restructuring charges of $0.9 million in the fourth quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of January 1, 2018, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the supervision of and with the participation of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2018 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 1, 2018.

The effectiveness of our internal control over financial reporting as of January 1, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 69 of this Report.

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

Changes in Internal Control over Financial Reporting

We are implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of the financial reporting and related transaction processes. The gradual implementation is expected to occur in phases over the next several years. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness in future periods.

We have completed the ERP implementation with respect to the first phase, and accordingly, modified certain existing as well as implemented new processes and internal controls to adapt to our new ERP system. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during 2017 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods..

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 68 of this Report.

(b)	Exhibits

Exhibit Number	Exhibits

2.1	Stock Purchase Agreement between TTM Technologies, Inc. and Anaren Holdings, LLC dated December 1, 2017(20)

3.1	Registrant’s Certificate of Incorporation, as amended May 12,2016(1)

3.2	Registrant’s Fourth Amended and Restated Bylaws, as amended March 2, 2016(2)

4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer & Trust Company(3)

4.3	Form of Registrant’s common stock certificate(4)

4.4	Sell-Down Registration Rights Agreement, dated December 23, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and the Registrant(5)

Exhibit Number	Exhibits

4.8	Indenture, dated as of December 20, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC(6)

4.9	Senior Notes Indenture among TTM Technologies, Inc. and Wilmington National Association dated September 28, 2017(19)

10.13‡	TTM Technologies, Inc. 2014 Incentive Compensation Plan(7)

10.15	Form of Director and Officer Indemnification Agreement, dated December 10, 2014(8)

10.16	Stock Purchase Agreement, dated November 16, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, the Registrant, TTM Technologies International, Inc., and TTM Hong Kong Limited (now known as TTM Technologies (Asia Pacific) Limited)(9)

10.20	Special Security Agreement by and among Tang Hsiang Chien, Su Sih (BVI) Limited, the Registrant and the United States Department of Defense, dated October 19, 2010(10)

10.22‡	Executive and Director Deferred Compensation Plan(11)

10.24	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(6)

10.25	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(6)

10.26	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(6)

10.27	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(6)

10.28	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(6)

10.29	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(6)

10.30	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(12)

10.31	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(12)

10.32	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(12)

10.33	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(12)

10.34	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(12)

10.35	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(12)

10.40	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(17)

10.41	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(13)

10.42	TTM Technologies, Inc. Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(17)

Exhibit Number	Exhibits

10.43	Form of Executive Change in Control Severance Agreement and schedule of agreements(13)

10.44	Facility Agreement, dated May 22, 2015, by and among TTM Technologies Enterprises (HK) Limited, The Hongkong and Shanghai Banking Corporation Limited, and the other parties named therein(14)

10.45	First Amendment to amend and restate the Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and The Royal Bank of Scotland plc and HCBS Securities (USA) Inc., as Documentation Agents, dated as of May 31,2015, as amended September 27, 2016(18)

10.46	First Amendment to amend and restate the ABL Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and The Royal Bank of Scotland plc and HCBS Securities (USA) Inc., as Documentation Agents, dated as of May 31, 2015, as amended September 27, 2016(18)

10.47	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-employee directors) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(15)

10.48	Amendment to TTM Technologies, Inc. 2014 Incentive Compensation Plan(16)

10.49	Second Amendment to the Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and The Royal Bank of Scotland plc and HCBS Securities (USA) Inc., as Documentation Agents, dated as of May 31, 2015, as first amended September 27, 2016, and as further amended September 28, 2017(19)

10.50	Commitment Letter from Barclays Bank PLC dated December 1, 2017(20)

10.51	Third Amendment to the Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and The Royal Bank of Scotland plc and HCBS Securities (USA) Inc., as Documentation Agents, dated as of May 31, 2015, as first amended September 27, 2016, second amended September 28, 2017, and as further amended December 1, 2017(21)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer

32.2*	Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 6, 2011 and to the Registrant’s Form 8-K as filed with the commission on May 18, 2016.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 8, 2016.

(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 14, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 23, 2009.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 20, 2013.

(7)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on August 13, 2014.

(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 15, 2014.

(9)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 16, 2009.

(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 22, 2010.

(11)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2011.

(12)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 14, 2014.

(13)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on May 5, 2015.

(14)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 29, 2015.

(15)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 10, 2015.

(16)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on June 1, 2016.

(17)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 4, 2016.

(18)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on November 3, 2016.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 29, 2017.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 4, 2017.

(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 14, 2017.

‡	Management contract or Compensation Plan

*	Filed herewith

(c)	Financial Statement Schedules.

None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ Thomas T. Edman
Thomas T. Edman President and Chief Executive Officer

Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas T. Edman Thomas T. Edman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018

/s/ Todd B. Schull Todd B. Schull	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2018

/s/ Robert E. Klatell Robert E. Klatell	Chairman of the Board	February 23, 2018

/s/ Kenton K. Alder Kenton K. Alder	Director	February 23, 2018

/s/ James K. Bass James K. Bass	Director	February 23, 2018

/s/ Julie S. England Julie S. England	Director	February 23, 2018

/s/ Philip G. Franklin Philip G. Franklin	Director	February 23, 2018

/s/ Ronald W. Iverson Ronald W. Iverson	Director	February 23, 2018

/s/ John G. Mayer John G. Mayer	Director	February 23, 2018

/s/ Tang Chung Yen, Tom Tang Chung Yen, Tom	Director	February 23, 2018

/s/ Dov S. Zakheim Dov S. Zakheim	Director	February 23, 2018

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TTM Technologies, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the “Company”) as of January 1, 2018 and January 2, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 1, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2018 and January 2, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Irvine, California

February 23, 2018

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of
	January 1, 2018	January 2, 2017
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$409,326	$256,277
Accounts receivable, net	483,903	432,788
Inventories	294,588	269,212
Prepaid expenses and other current assets	33,490	54,564

Total current assets	1,221,307	1,012,841
Property, plant and equipment, net	1,056,845	966,638
Goodwill	372,571	372,609
Definite-lived intangibles, net	102,950	126,613
Deposits and other non-current assets	28,209	21,375

	$2,781,882	$2,500,076

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$4,578	$110,652
Accounts payable	438,990	371,610
Accrued salaries, wages and benefits	103,638	97,171
Equipment payable	58,465	12,430
Other accrued expenses	114,685	97,202

Total current liabilities	720,356	689,065

Long-term debt, net of discount and issuance costs	975,479	909,030
Other long-term liabilities	74,667	72,856

Total long-term liabilities	1,050,146	981,886

Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized for both 2017 and 2016, and 101,820 and 100,396 shares issued and outstanding in 2017 and 2016, respectively	102	100
Additional paid-in capital	777,025	758,440
Retained earnings	193,342	74,787
Statutory surplus reserve	37,508	31,849
Accumulated other comprehensive income (loss)	3,403	(44,329)

Total TTM Technologies, Inc. stockholders’ equity	1,011,380	820,847
Noncontrolling interest	—	8,278

Total equity	1,011,380	829,125

	$2,781,882	$2,500,076

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands, except per share amounts)
Net sales	$2,658,592	$2,533,359	$2,095,488
Cost of goods sold	2,229,011	2,109,744	1,785,351

Gross profit	429,581	423,615	310,137

Operating expenses:
Selling and marketing	65,856	66,366	57,361
General and administrative	126,141	147,247	167,669
Amortization of definite-lived intangibles	23,634	24,252	18,888
Restructuring charges	1,190	8,951	7,381
Impairment of long-lived assets	—	3,346	—
Gain on sale of assets	—	—	(2,504)

Total operating expenses	216,821	250,162	248,795

Operating income	212,760	173,453	61,342

Other income (expense):
Interest expense	(53,898)	(76,008)	(59,753)
Loss on extinguishment of debt	(768)	(47,767)	(802)
Other, net	(18,136)	17,324	8,189

Total other expense, net	(72,802)	(106,451)	(52,366)

Income before income taxes	139,958	67,002	8,976
Income tax provision	(15,231)	(31,427)	(34,594)

Net income (loss)	124,727	35,575	(25,618)
Less: Net income attributable to the noncontrolling interest	(513)	(714)	(264)

Net income (loss) attributable to TTM Technologies, Inc. stockholders	$124,214	$34,861	$(25,882)

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings (loss) per share	$1.22	$0.35	$(0.28)

Diluted earnings (loss) per share	$1.04	$0.34	$(0.28)

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Net income (loss)	$124,727	$35,575	$(25,618)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gain (loss) during the year, net	47,294	(46,044)	(27,758)
Gain realized in the statement of operations	—	—	(1,786)

Net	47,294	(46,044)	(29,544)

Net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the year, net	276	(83)	(20)
Loss realized in the statement of operations	162	175	172

Net	438	92	152

Other comprehensive gain (loss), net of tax	47,732	(45,952)	(29,392)

Comprehensive income (loss), net of tax	172,459	(10,377)	(55,010)

Less: Comprehensive income attributable to the noncontrolling interest	(513)	(714)	(264)

Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$171,946	$(11,091)	$(55,274)

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

			Additional Paid-In Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (Loss)	Total TTM Technologies, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance, December 29, 2014	83,345	$83	$586,709	$76,421	$21,236	$31,015	$715,464	$—	$715,464
Net loss	—	—	—	(25,882)	—	—	(25,882)	264	(25,618)
Other comprehensive loss	—	—	—	—	—	(29,392)	(29,392)	—	(29,392)
Transfer to statutory surplus reserve	—	—	—	(4,576)	4,576	—	—	—	—
Acquisition of Viasystems, Group, Inc.	15,082	15	148,991	—	—	—	149,006	7,300	156,306
Exercise of stock options	68	—	495	—	—	—	495	—	495
Tax shortfall from stock awards exercised or released	—	—	(247)	—	—	—	(247)	—	(247)
Issuance of common stock for restricted stock units	642	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	9,661	—	—	—	9,661	—	9,661

Balance, December 28, 2015	99,137	99	745,608	45,963	25,812	1,623	819,105	7,564	826,669
Net income	—	—	—	34,861	—	—	34,861	714	35,575
Other comprehensive loss	—	—	—	—	—	(45,952)	(45,952)	—	(45,952)
Transfer to statutory surplus reserve	—	—	—	(6,037)	6,037	—	—	—	—
Exercise of stock options	159	—	1,743	—	—	—	1,743	—	1,743
Issuance of common stock for performance-based restricted stock units	271	—	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	829	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	11,090	—	—	—	11,090	—	11,090

Balance, January 2, 2017	100,396	100	758,440	74,787	31,849	(44,329)	820,847	8,278	829,125
Net income	—	—	—	124,214	—		124,214	513	124,727
Other comprehensive income	—	—	—	—	—	47,732	47,732	—	47,732
Transfer to statutory surplus reserve	—	—	—	(5,659)	5,659	—	—	—	—
Purchase of noncontrolling equity interest	—	—	223	—	—	—	223	(8,791)	(8,568)
Exercise of stock options	7	—	74	—	—	—	74	—	74
Issuance of common stock for performance-based restricted stock units	291	1	(1)	—	—	—	—	—	—
Issuance of common stock for restricted stock units	1,126	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	18,290	—	—	—	18,290	—	18,290

Balance, January 1, 2018	101,820	$102	$777,025	$193,342	$37,508	$3,403	$1,011,380	—	$1,011,380

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$124,727	$35,575	$(25,618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	150,809	156,229	133,508
Amortization of definite-lived intangible assets	23,634	24,252	18,888
Amortization of debt discount and debt issuance costs	10,970	19,066	15,451
Deferred income taxes	(9,190)	900	23,892
Stock-based compensation	18,290	11,090	9,661
Loss on extinguishment of debt	768	47,767	802
Gain on sale of assets	—	—	(2,504)
Impairment of long-lived assets	—	3,346	—
Other	9,982	(4,645)	(4,396)
Payment of accreted interest on convertible senior notes	—	—	(8,731)
Changes in operating assets and liabilities, net of disposition:
Accounts and notes receivable, net	(51,115)	23,212	66,062
Inventories	(25,376)	(289)	8,482
Prepaid expenses and other current assets	(2,005)	3,606	15,781
Accounts payable	54,602	(7,796)	(31,916)
Accrued salaries, wages and benefits and other accrued expenses	26,659	(13,977)	18,100

Net cash provided by operating activities	332,755	298,336	237,462

Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(151,345)	(85,139)	(99,925)
Proceeds from sale of property, plant and equipment and assets held for sale	27,255	3,641	21,446
Release (designation) of restricted cash and cash equivalents	—	3,530	(19)
Acquisition, net of cash acquired	—	—	(169,162)

Net cash used in investing activities	(124,090)	(77,968)	(247,660)

Cash flows from financing activities:
Repayment of long-term debt	(700,875)	(1,022,625)	(276,178)
Proceeds from long-term borrowings	725,000	775,000	950,000
(Repayment) proceeds from borrowings of revolving loan	(63,000)	30,000	80,000
Repayment of assumed long-term debt in acquisition	—	—	(669,024)
Repurchase of convertible senior notes	—	—	(23,664)
Payment of debt issuance costs	(9,842)	(1,227)	(34,135)
Payment of original issue discount	(1,750)	—	(33,250)
Redemption of convertible notes	(15)	—	—
Payment for purchase of noncontrolling interest	(8,568)	—	—
Proceeds from exercise of stock options	74	1,743	495

Net cash used in financing activities	(58,976)	(217,109)	(5,756)

Effect of foreign currency exchange rates on cash and cash equivalents	3,360	(6,082)	(3,988)

Net increase (decrease) in cash and cash equivalents	153,049	(2,823)	(19,942)
Cash and cash equivalents at beginning of year	256,277	259,100	279,042

Cash and cash equivalents at end of year	$409,326	$256,277	$259,100

Supplemental cash flow information:
Cash paid, net for interest	$39,062	$72,041	$34,052
Cash paid, net for income taxes	20,075	25,122	14,495
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in accounts payable and equipment payable	$84,805	$25,108	$24,515
Common stock issued in connection with Viasystems acquisition	—	—	149,006

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

The Company operates on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2017 and 2015 were 52 weeks ended on January 1, 2018 and December 28, 2015, respectively. Fiscal 2016 consisted of 53 weeks ended on January 2, 2017 with the additional week included in the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

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

Principles of Consolidation

The consolidated financial statements include the accounts of TTM and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The functional currency of certain of the Company’s subsidiaries is either the Chinese Renminbi (RMB) or the Hong Kong Dollar. Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity and the consolidated statement of comprehensive income (loss). Net gains and losses resulting from foreign currency remeasurements and transactions are included in

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

income as a component of other, net in the consolidated statements of operations and totaled $22,802 loss, $13,538 gain and $6,766 gain for the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively.

Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Cash equivalents consist primarily of interest-bearing bank accounts.

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

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended January 1, 2018, January 2, 2017 and December 28, 2015:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Balance at beginning of year	$2,851	$1,525	$696
Additions charged to expense	346	1,560	854
Deductions	(719)	(223)	(26)
Effect of foreign currency exchange rates	(10)	(11)	1

Balance at end of year	$2,468	$2,851	$1,525

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out and weighted average basis) or net realizable value. Assessments to value the inventory at the lower of the actual cost to purchase and / or manufacture the inventory, or net realizable value of the inventory, are based upon assumptions about future demand and market conditions. As a result of the Company’s assessments, when the net realizable value of inventory is less than the carrying value, the inventory cost is written down to the net realizable value and the write down is recorded as a charge to cost of goods sold.

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

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income in the period incurred. Depreciation and amortization expense on property, plant and equipment was $150,809, $156,229, and $133,508 for the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $1,494, $1,876 and $888 during the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively, in connection with various capital projects.

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

The Company has two reportable segments consisting of four reporting units. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting units is less than its carrying amount, it compares the fair values of the applicable reporting units with their carrying values. The Company estimates the fair values of its reporting units using a combination of the income and market approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. In the fourth quarter of 2017, the Company performed its annual impairment test qualitatively and concluded that goodwill was not impaired.

Intangible Assets

Intangible assets include customer relationships and technology, which are being amortized over their estimated useful lives using straight-line and accelerated methods. The estimated useful lives of such intangibles range from 3 years to 10 years.

Impairment of Long-lived Assets

Long-lived tangible assets, including property, plant and equipment, assets held for sale, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

carrying value of the asset or asset groups may not be recoverable. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including expected future operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. See Note 4 for information regarding the impairment of long-lived assets during 2016.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the activity in the Company’s allowance for sales returns and allowances for the years ended January 1, 2018, January 2, 2017 and December 28, 2015:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Balance at beginning of year	$8,119	$7,789	$6,890
Additions charged as a reduction of sales	14,574	22,060	21,728
Deductions	(14,524)	(21,728)	(20,832)
Effect of foreign currency exchange rates	2	(2)	3

Balance at end of year	$8,171	$8,119	$7,789

Stock-Based Compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for its incentive compensation plan awards.

The incentive compensation plan awards include performance-based restricted stock units, restricted stock units, and stock options. The associated compensation expense for all awards is based on the grant date fair value of the awards, and for years 2016 and 2015 include estimated forfeitures. For performance-based restricted stock units, compensation expense also includes management’s periodic assessment of annual financial performance goals to be achieved. Compensation expense for the incentive compensation plan awards is recognized on a straight line basis over the vesting period of the awards. The fair value of performance-based restricted stock units is estimated on the grant date using a Monte Carlo simulation model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The fair value of restricted stock units is measured on the grant date based on the quoted closing market price of the Company’s common stock. The fair value of the stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.

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

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company expects its earnings attributable to foreign subsidiaries will be indefinitely reinvested outside of the U.S., except as noted below and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. Foreign earnings from certain subsidiaries may be repatriated to the parent holding company located in the Cayman Islands, and therefore, a deferred tax liability has been recorded on the undistributed earnings of these subsidiaries.

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

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted. Accounting Standard Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. Certain provisions of the Tax Act are effective September 27, 2017, others are effective or identified as of December 31, 2017 and others are effective after January 1, 2018.

Given the timing of enactment of the Tax Act and the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period should not extend beyond one year from the Tax Act enactment date and is deemed to have ended when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.

To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the registrant is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740, Accounting for Income Taxes, on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. More specifically, SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose the tax effects of the Tax Act. The steps are (1) to record the effects of the change in tax law for which accounting is complete; (2) to record provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but for which a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, to continue to apply ASC 740, Accounting for Income Taxes, based on the tax law in effect prior to enactment of the Tax Act.

Amounts recorded where accounting is complete for the year ended January 1, 2018 primarily relate to the reduction in the U.S. corporate income tax rate to 21 percent. The Company revalued its ending gross deferred tax items, previously recorded at 35 percent, using the enacted 21 percent corporate tax rate. This change resulted in no net tax expense/benefit but did cause an approximate $66,000 reduction to our U.S. federal deferred tax asset fully offset by a reduction of our valuation allowance.

Effects of tax law changes where a reasonable estimate of the accounting effects cannot yet been made include the one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries earned post 1986. The Company has performed a preliminary earnings and profits analysis with consideration given to foreign loss carryforwards acquired as a result of the Company’s acquisitions and determined on a provisional basis that there should be no income tax effect in the current or any future period. The Company will continue to identify and evaluate data to more thoroughly identify the tax impact and record adjustments, if any, within the measurement period.

Other significant provisions that are not yet effective for which the Company has not completed its analysis, but may impact income taxes in future years include: limitations on certain entertainment expenses, the inclusion of commissions and performance based compensation in determining the excessive compensation limitation, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties, a

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI), the benefit related to foreign derived intangible income (FDII), the required capitalization of research and development expenditures and the impact of requiring tax conformity with Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers. The Company is still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign earnings that are expected to generate GILTI income when they reverse in future years.

Self Insurance

The Company is primarily self insured in the United States for group health insurance and workers compensation benefits provided to U.S. employees. The Company also purchases stop loss insurance to protect against annual claims per individual and at an aggregate level. The individual insured stop loss on the Company’s self insurance is $350 per individual for group health insurance and $250 per individual for worker’s compensation benefits. Self insurance liabilities are estimated for claims incurred but not paid based on judgment, using the Company’s historical claim data and information and analysis provided by actuarial and claim advisors, the Company’s insurance carrier and brokers. The Company has accrued $6,386 and $5,375 for self insurance liabilities as of January 1, 2018 and January 2, 2017, respectively, and these amounts are reflected within accrued salaries, wages and benefits in the consolidated balance sheets.

Group health insurance and workers compensation benefits for the Company’s plants in China and Canada are fully insured with third parties.

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

Noncontrolling Interest Holdings

Noncontrolling interest consisted of a 5% equity interest in a manufacturing facility in Huiyang, China which was acquired along with other assets and liabilities of Viasystems Group Inc. (Viasystems). During the fourth quarter of 2017, the Company purchased the 5% equity interest from the noncontrolling interest holder. See Note 21.

Loss Contingencies

The Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Any legal fees expected to be incurred in connection with a contingency are expensed as incurred.

Recently Adopted and Issued Accounting Standards

In August 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 also amends the guidance surrounding the recognition of the value of hedged instruments to include the entire change in value, rather than just the effective portion, in other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings for cash flow and net investment hedges. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles (Topic 350): Goodwill and Other. This ASU simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The Company elected to early adopt ASU 2017-04 on a prospective basis during the second quarter of 2017 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of this ASU is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company elected to early adopt ASU 2017-01 on a prospective basis during the fourth quarter of 2017 and the adoption did not have a material impact on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The objective of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by recognizing the income tax consequences when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted this ASU 2016-15 in the first quarter of 2017 and the adoption did not have a material impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 3, 2017. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. While the Company continues to evaluate the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures, the primary effect of adopting this update will be to record assets and obligations for current operating leases.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, and supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This ASU is effective for annual and interim periods beginning after December 15, 2017. The Company does not anticipate the adoption will have a material impact on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company at the beginning of fiscal year 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Company has assessed that the new guidance will result in a change to the timing of revenue recognition for the Company’s revenue stream from “point in time” upon physical delivery to an “over time” model and this transition will have a material impact on the Company’s consolidated financial statements upon adoption. As of January 2, 2018, management will apply the cumulative effect transition method and currently estimates that the adoption will increase retained earnings by a range of $30,000 to $40,000 and contract assets by a range of $250,000 to $270,000 for 2017. The Company has identified and implemented changes to its revenue processes and internal controls to meet the ASU’s reporting and disclosure requirements.

(3)	Acquisitions

Definitive Stock Purchase Agreement for the Acquisition of Anaren, Inc.

On December 1, 2017, the Company entered into a definitive stock purchase agreement with Anaren Holdings, LLC pursuant to which the Company agreed to purchase all of the issued and outstanding common stock of Anaren Holding Corp., for total consideration of $775,000 in cash subject to customary working capital and certain other adjustments. Other than the equity interests of Anaren, Inc. (Anaren), Anaren Holding Corp. has no material assets or liabilities and has no material independent operations. Anaren is a leading provider of mission-critical radio frequency (RF) solutions, microelectronics, and microwave components and assemblies for the wireless infrastructure and space and defense electronics markets. Anaren’s microwave products are used in wireless communication systems including wireless infrastructure, wireless consumer and medical applications, as well as advanced radar, beam-forming, jamming, motion control and receiver applications for the space and defense markets, covering a broad range of frequencies and power levels. Its Integrated Radio module product lines provide proprietary low power RF monitoring solutions deployable in a wide variety of end market applications. The acquisition of Anaren will significantly increase the Company’s aerospace and defense design capability with particular focus on RF products, deepen our customer engagements in aerospace and defenses and networking/communications and complement the Company’s focus on high technology PCB products manufacturing. The Company expects to complete the acquisition in the first half of 2018.

In conjunction with the pending acquisition of Anaren, the Company has received commitments to fund a $700,000 senior secured incremental term loan (the Incremental Facility). Upon the consummation of the acquisition of Anaren, the Company will use the borrowings from the Incremental Facility and cash on hand to finance the acquisition. Also see Note 22 regarding a subsequent event.

Bank fees and legal, accounting, and other professional service costs associated with the ongoing acquisition of Anaren of $2,266 has been expensed and recorded as general and administrative expense in the consolidated statements of operations for the year ended January 1, 2018.

Acquisitions of Viasystems

On May 31, 2015, the Company completed the acquisition of Viasystems, for total consideration of $248,824 in cash and 15,082 shares of TTM common stock with a fair value of $149,006, and thereby acquired all of the outstanding shares of capital stock and other equity rights of Viasystems. Additionally, in connection with the completion of the acquisition, the Company assumed and refinanced Viasystems’ debt, which was approximately $669,024 as of May 31, 2015. Viasystems was a worldwide provider of complex multi-layer rigid, flexible, and rigid-flex PCBs and custom electronic assemblies.

Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems of $1,688 and $34,448 for the years ended January 2, 2017 and December 28, 2015, respectively, have been expensed and recorded as general and administrative expense in the consolidated statements of operations. There were no bank fees or legal, accounting, and other professional service costs associated with the acquisition of Viasystems for the year ended January 1, 2018.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(4)	Restructuring and Impairment Charges

Consolidation Plan and Restructuring Activities

During the year ended December 28, 2015 and following the acquisition of Viasystems on May 31, 2015, the Company announced a consolidation plan that resulted in the closure of certain of the Company’s facilities (the Consolidation Plan) and the layoff of related employees at these facilities. The Consolidation Plan was part of the Company’s integration strategy to improve total plant utilization, operational performance and customer focus. In connection with the Consolidation Plan and other global realignment restructuring efforts, the Company recognized employee separation costs and contract termination and other costs during the years ended January 1, 2018, January 2, 2017 and December 28, 2015. Contract termination and other costs primarily represented plant closure costs as well as costs related to building operating leases.

The below table summarizes such restructuring costs by reportable segment for the years ended January 1, 2018, January 2, 2017 and December 28, 2015:

	For the Year ended
	January 1, 2018			January 2, 2017			December 28, 2015
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Reportable Segment:
PCB	$178	$99	$277	$1,548	$2,141	$3,689	$2,050	$—	$2,050
E-M Solutions	—	520	520	903	3,644	4,547	2,039	—	2,039
Corporate	33	360	393	(231)	946	715	2,743	549	3,292

	$211	$979	$1,190	$2,220	$6,731	$8,951	$6,832	$549	$7,381

The below table shows the utilization of the accrued restructuring costs during the years ended January 1, 2018 and January 2, 2017:

	Severance	Contract Termination	Total
	(In thousands)
Accrued at December 28, 2015	$6,044	$535	$6,579
Charged to expense	2,495	6,698	9,193
Adjustments to estimate	(275)	33	(242)
Amount paid	(8,140)	(6,224)	(14,364)

Accrued at January 2, 2017	$124	$1,042	$1,166
Charged to expense	211	979	1,190
Amount paid	(335)	(1,522)	(1,857)

Accrued at January 1, 2018	$—	$499	$499

As of January 1, 2018, the Company has incurred approximately $17,522 of restructuring charges since the inception of the Consolidation Plan and has substantially completed such Consolidation Plan.

Additionally, the Company recognized $3,346 in impairment charges during the year ended January 2, 2017. As a result of the above mentioned plant closures and other plant realignment efforts, $1,393 of impairment charges were recognized in the consolidated statement of operations related to machinery and equipment in the PCB reportable segment. In addition, $1,953 of impairment charges were recognized in the consolidated statement of operations related to capitalized software costs in Corporate.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Sale of Suzhou, China Manufacturing Facility

During the year ended December 28, 2015, the Company sold its Meadville Aspocomp (Suzhou) Electronic Co., Ltd. subsidiary for $21,275 and recognized a gain of $2,504. The Suzhou, China manufacturing facility is included in the PCB reportable segment.

(5)	Composition of Certain Consolidated Financial Statement Captions

	As of
	January 1, 2018	January 2, 2017
	(In thousands)
Inventories:
Raw materials	$75,835	$73,497
Work-in-process	120,031	105,094
Finished goods	98,722	90,621

	$294,588	$269,212

Property, plant and equipment, net:
Land and land use rights	$70,681	$69,487
Buildings and improvements	506,394	436,822
Machinery and equipment	1,243,456	1,053,267
Construction-in-progress, furniture and fixtures and other	51,865	54,521

	1,872,396	1,614,097
Less: Accumulated depreciation	(815,551)	(647,459)

	$1,056,845	$966,638

Other accrued liabilities:
Interest	$6,297	$927
Other	108,388	96,275

	$114,685	$97,202

In 2017, the Company sold buildings and related land and land use rights associated with the Cleveland, Ohio and Hong Kong facilities with an aggregate carrying value of $23,397. The buildings and related land and land use rights were classified as assets held for sale at January 2, 2017 and included in prepaids and other current assets in the consolidated balance sheets.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(6)	Goodwill

As of January 1, 2018 and January 2, 2017, goodwill was as follows:

Total
(In thousands)
Balance as of December 28, 2015
Goodwill	$518,390
Accumulated impairment losses	(171,400)

346,990

Goodwill recognized during the year	25,624
Foreign currency translation adjustment	(5)

Balance as of January 2, 2017
Goodwill	$544,009
Accumulated impairment losses	(171,400)

372,609
Foreign currency translation adjustment	(38)

Balance as of January 1, 2018
Goodwill	$543,971
Accumulated impairment losses	(171,400)

$372,571

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar. All of the Company’s goodwill is included as a component of the PCB reportable segment.

In the fourth quarter of 2017, the Company performed its annual impairment test qualitatively and concluded that it was more likely than not that there was no impairment to goodwill. The Company will continue to evaluate its goodwill on an annual basis during its fourth fiscal quarter and whenever events or changes in circumstances — such as significant adverse changes in business climate or operating results, changes in management strategy, coupled with a decline in the market price of our stock and market capitalization — indicate that there may be a potential impairment. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which may result in an impairment charge.

During the year ended January 2, 2017, the Company finalized the allocation of the purchase price associated with the acquisition of Viasystems which resulted in an increase in goodwill due to the reassessment of product claims and other contingent liabilities, and certain tax positions at certain foreign jurisdictions.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(7)	Definite-lived Intangibles

As of January 1, 2018 and January 2, 2017, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
January 1, 2018:
Customer relationships	$203,563	$(101,089)	$72	$102,546	8.1
Technology	3,000	(2,596)	—	404	3.0

	$206,563	$(103,685)	$72	$102,950

January 2, 2017:
Customer relationships	$203,563	$(78,473)	$119	$125,209	8.1
Technology	3,000	(1,596)	—	1,404	3.0

	$206,563	$(80,069)	$119	$126,613

The January 1, 2018 and January 2, 2017 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $23,634, $24,252, and $18,888 for the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
2018	$22,863
2019	18,746
2020	18,746
2021	14,921
2022	12,329
Thereafter	15,345

$102,950

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(8)	Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of January 1, 2018 and January 2, 2017:

	Interest Rate as of January 1, 2018	Principal Outstanding as of January 1, 2018	Interest Rate as of January 2, 2017	Principal Outstanding as of January 2, 2017
	(In thousands)
Term Loan due September 2024	4.06%	$349,125	—	—
Senior Notes due October 2025	5.63%	375,000	—	—
Term Loan due May 2021	—	—	5.25%	$700,000
Convertible Senior Notes due December 2020	1.75%	249,985	1.75%	250,000
U.S. ABL Revolving Loan due May 2020	3.06%	17,000	2.27%	80,000
Asia ABL Revolving Loan due May 2020	2.96%	30,000	2.17%	30,000
Capital Lease	6.43%	1,919	6.43%	1,798

		1,023,029		1,061,798
Less: Long-term debt unamortized discount		(30,513)		(37,392)
Long-term debt unamortized debt issuance costs		(12,459)		(4,724)

		980,057		1,019,682
Less: current maturities		(4,578)		(110,652)

Long-term debt, less current maturities		$975,479		$909,030

The fiscal calendar maturities of long-term debt through 2022 and thereafter are as follows:

(In thousands)
2018	$4,578
2019	3,032
2020	300,919
2021	4,375
2022	3,500
Thereafter	706,625

$1,023,029

On September 28, 2017, the Company entered into a $350,000 Term Loan Facility due 2024 (Term Loan Facility), and issued $375,000 of Senior Notes due 2025 (Senior Notes). In conjunction with the issuance of the Term Loan Facility and Senior Notes, the Company repaid in full the remaining outstanding balance of the September 27, 2016 Term Loan Credit Agreement (2016 Term Loan) and repaid $63,000 on its existing U.S. Asset-Based Lending Credit Agreement (U.S. ABL).

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Term Loan Facility

The Term Loan Facility, of which $3,500 is included in short-term debt and $345,625 is included in long-term debt, was issued at a discount at 99.5% and bears interest, at the Company’s option, at a floating rate of LIBOR, plus an applicable interest margin of 2.5%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.9% or LIBOR plus 1.0%), subject to a 1.0% floor plus an applicable margin of 1.5%. At January 1, 2018 the interest rate on the outstanding borrowings under the Term Loan Facility was 4.06%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of the domestic assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

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

Conversion:    At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 103.7613 shares of the Company’s common stock per $1 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. As of January 1, 2018, the conversion criteria had been met allowing holders to give notice of conversion in 2017 and the first quarter of 2018.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay shares of our common stock, cash or a combination of cash and shares of our common stock at its election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of January 1, 2018, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

As of January 1, 2018 and January 2, 2017, the following summarizes the equity components of the convertible senior notes included in additional paid-in capital:

	As of January 1, 2018			As of January 2, 2017
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Convertible senior notes due 2020	$60,216	$(1,916)	$58,300	$60,227	$(1,916)	$58,311

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of interest expense resulting from the convertible senior notes for the years ended January 1, 2018, January 2, 2017 and December 28, 2015 were as follows:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Contractual coupon interest
Convertible Senior Notes due 2020	$4,375	$4,375	$4,375
Convertible Senior Notes due 2015	—	—	395

	$4,375	$4,375	$4,770

Amortization of debt discount
Convertible Senior Notes due 2020	$8,570	$8,034	$7,532
Convertible Senior Notes due 2015	—	—	554

	$8,570	$8,034	$8,086

Amortization of debt issuance costs
Convertible Senior Notes due 2020	$858	$805	$755
Convertible Senior Notes due 2015	—	—	56

	$858	$805	$811

Asset-Based Lending Agreements

The Company maintains a $200,000 U.S. ABL, and a $150,000 Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans).

The U.S. ABL consists of three tranches comprised of a revolving credit facility for up to $200,000, a letter of credit facility for up to $50,000, and swingline loans for up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at the Company’s option. At January 1, 2018, the interest rate on the outstanding borrowings under the U.S. ABL was 3.06%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and certain inventories as well as by a second position against a significant amount of the domestic assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. Concurrent with the issuance of the Term Loan Facility and Senior Notes, the Company paid down $63,000 of the outstanding balance of its U.S. ABL. At January 1, 2018, $17,000 of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

floating rate of LIBOR plus 140 basis points. At January 1, 2018, the interest rate on the outstanding borrowings under the Asia ABL was 2.96%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. At January 1, 2018, $30,000 of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of January 1, 2018, letters of credit in the amount of $7,612 were outstanding under the U.S. ABL and $43,085 were outstanding under the Asia ABL with various expiration dates through March 2019. Available borrowing capacity under the U.S. ABL and the Asia ABL was $175,388 and $76,915, respectively, which considers letters of credit outstanding at January 1, 2018.

The Company is required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S ABL and the Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $783, $709, and $763 for the years ended January 1, 2018, January 2, 2017, and December 28, 2015, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $32,200 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2019. As of January 1, 2018, the Chinese Revolver had not been drawn upon.

Debt Issuance and Debt Discount

As of January 1, 2018 and January 2, 2017, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes, Convertible Senior Notes and 2016 Term Loan are as follows:

	As of January 1, 2018			As of January 2, 2017
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(in thousands)
Term Loan due September 2024	$2,788	$1,691	3.96%	—	—	—
Senior Notes due October 2025	6,782	—	5.92%	—	—	—
Convertible Senior Notes	2,889	28,822	6.48%	$3,747	$37,392	6.48%
Term Loan due May 2021	—	—	—	977	—	5.29%

	$12,459	$30,513		$4,724	$37,392

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Debt issuance costs for the ABL Revolving Loans of $2,421 and $3,423 as of January 1, 2018 and January 2, 2017, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

At January 1, 2018, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 4 years.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Loss on Extinguishment of Debt

During the years ended January 1, 2018, January 2, 2017 and December 28, 2015, the Company recognized loss on extinguishment of debt of $768, $47,767 and $802, respectively, primarily associated with the write off of the remaining unamortized debt issuance and debt discount for the 2016 Term Loan, the 2015 Term Loan Credit Agreement, and the terminated 2012 credit agreement, respectively.

(9)	Income Taxes

The components of income (loss) before income taxes for the years ended January 1, 2018, January 2, 2017 and December 28, 2015 are:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
United States	$(4,178)	$(85,323)	$(104,068)
Foreign	144,136	152,325	113,044

Income before income taxes	$139,958	$67,002	$8,976

The Company expects its earnings attributable to foreign subsidiaries will be indefinitely reinvested outside of the U.S., except as noted below and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The undistributed earnings of the foreign subsidiaries amounted to approximately $836,309 as of January 1, 2018. The determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable. Foreign earnings from certain subsidiaries may be repatriated to the ultimate parent holding company located in the Cayman Islands, and therefore, a deferred tax liability of approximately $8,977 for the foreign tax impact has been recorded on the undistributed earnings of these subsidiaries.

The components of income tax provision for the years ended January 1, 2018, January 2, 2017 and December 28, 2015 are:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Current (provision) benefit:
Federal	$82	$(342)	$477
State	(462)	(512)	(345)
Foreign	(24,006)	(29,672)	(19,379)

Total current	(24,386)	(30,526)	(19,247)

Deferred (provision) benefit:
Federal	11	—	(10,084)
State	(31)	—	(2,184)
Foreign	9,175	(901)	(3,079)

Total deferred	9,155	(901)	(15,347)

Total provision	$(15,231)	$(31,427)	$(34,594)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of the provision for income taxes at the statutory federal income tax rate compared to the Company’s provision for income taxes for the years ended January 1, 2018, January 2, 2017 and December 28, 2015:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Statutory federal income tax	$(48,985)	$(22,780)	$(3,052)
State income taxes, net of federal benefit and state tax credits	(462)	906	(345)
Foreign deemed dividends	(457)	(4,585)	(5,691)
Acquisition related expenses	—	(591)	(7,692)
Intercompany profit in inventory elimination	(743)	(335)	596
Permanently reinvested earnings assertion	—	—	8,281
Tax Act deferred tax revaluation	(59,228)	—	—
Foreign tax differential on foreign earnings	30,412	17,530	15,543
Change in valuation allowance	66,716	(19,119)	(39,148)
Uncertain tax positions	(3,992)	(3,464)	(3,911)
Federal research and development credits	1,270	1,270	1,270
Other	238	(259)	(445)

Total provision for income taxes	$(15,231)	$(31,427)	$(34,594)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets as of January 1, 2018 and January 2, 2017 are as follows:

	As of
	January 1, 2018	January 2, 2017
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$143,095	$212,553
Reserves and accruals	23,655	32,420
Tax credit carryforwards	27,012	18,148
Stock-based compensation	5,099	4,965
Original issue discount on convertible senior notes	7,345	15,329
Property, plant and equipment	24,170	13,398
Other deferred income tax assets	1,282	2,036

	231,658	298,849
Less: valuation allowance	(167,238)	(221,951)

	64,420	76,898
Deferred income tax liabilities:
Discount on convertible senior notes	(6,413)	(13,410)
Repatriation of foreign earnings	(8,977)	(6,903)
Property, plant and equipment basis differences	(33,661)	(32,582)
Goodwill and intangible amortization	(19,400)	(36,097)
Other deferred income tax liabilities	(828)	(1,955)

Net deferred income tax liabilities	$(4,859)	$(14,049)

Deferred income tax liabilities, net:
Current deferred income taxes	$—	$—
Noncurrent deferred income taxes	(4,859)	(14,049)

As of January 1, 2018, the Company had the following net operating loss (NOL) carryforwards: $500,542 in the U.S. for federal, $496,369 in various U.S. states, $52,348 in China, and $34,212 in Hong Kong. The U.S. federal NOLs expire in 2018 through 2036, the various U.S. states’ NOLs expire in 2018 through 2036, the China NOLs expire in 2018 through 2022, and the Hong Kong NOLs carryforward indefinitely. Further, the Company’s tax credits were approximately $32,480 of which $8,021 carryforward indefinitely.

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

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Based on historical performance and future expectations, the Company has

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

a full valuation allowance on its net U.S. deferred tax assets. Certain subsidiaries within China continue to have NOL carryforwards in various tax jurisdictions that the Company has determined are not more likely than not to be utilized. As a result, a full valuation allowance has been recorded for these subsidiaries at January 1, 2018. For the remaining net deferred income tax asset, management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

The following summarizes the activity in the Company’s valuation allowance for the years ended January 1, 2018, January 2, 2017 and December 28, 2015:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Balance at beginning of year	$221,951	$234,192	$38,839
(Reduction) additions related to acquisition	—	(18,234)	177,699
Additions charged to expense	4,515	5,993	39,149
Reduction charged to expense — Tax Act	(59,228)	—	—
Reduction related to sale of foreign subsidiary	—	—	(21,495)

Balance at end of year	$167,238	$221,951	$234,192

Certain entities within China qualified for the high and new technology enterprise (HNTE) status enabling those entities to enjoy certain benefits, which were effective for the years ended January 1, 2018, January 2, 2017 and December 28, 2015. The HNTE status as well as enhanced research and development (R&D) deductions decreased Chinese taxes. HNTE and R&D benefit and effect on earnings per share are as follows:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands, except per share amounts)
HNTE and R&D benefits	$11,935	$7,666	$7,600

Basic shares	101,580	100,099	92,675

Diluted shares	132,476	101,482	92,675

Increases earnings (decreases losses) per share:
Basic	$0.12	$0.08	$(0.08)

Diluted	$0.09	$0.08	$(0.08)

HNTE status expires at various dates through 2018, but the Company expects to continue to file for renewal of such HNTE status for the foreseeable future.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Beginning balance	$39,727	$15,404	$2,441
Additions related to acquisition	—	22,182	11,293
Additions based on tax positions related to the current year	1,965	5,389	3,349
Additions for tax positions of prior years	1,661	1,545	14
Reductions for tax positions of prior years	(3,846)	(2,286)	(1,371)
Lapse of statute of limitations	(666)	(2,507)	(322)

Ending balance	$38,841	$39,727	$15,404

As of January 1, 2018 and January 2, 2017, the Company recorded unrecognized tax benefits of $29,033 and $28,037, respectively, as well as interest and penalties of $12,679 and $10,754, respectively, to other long-term liabilities. The Company has also recorded unrecognized tax benefits of $9,808 and $11,689 against certain deferred tax assets as of January 1, 2018 and January 2, 2017, respectively. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $41,712 including interest and penalties. The Company expects its unrecognized tax benefits to decrease by $774 along with related interest of $1,288 over the next 12 months due to expiring statutes.

As of January 1, 2018, the Company is subject to (i) U.S. federal income tax examination and / or NOL adjustment for tax years from 1999 to 2017, (ii) state and local income tax examination for tax years 1999 to 2017, and (iii) foreign income tax examinations generally for tax years from 2007 to 2017.

(10)	Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income (loss), net of tax as of January 1, 2018, January 2, 2017 and December 28, 2015:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at December 28, 2015	$2,895	$(1,272)	$1,623
Other comprehensive loss before reclassifications	(46,044)	(83)	(46,127)
Amounts reclassified from accumulated other comprehensive income	—	175	175

Net year to date period other comprehensive income (loss)	(46,044)	92	(45,952)

Ending balance at January 2, 2017	(43,149)	(1,180)	(44,329)
Other comprehensive gain before reclassifications	47,294	276	47,570
Amounts reclassified from accumulated other comprehensive income	—	162	162

Net year to date period other comprehensive income	47,294	438	47,732

Ending balance at January 1, 2018	$4,145	$(742)	$3,403

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following provides a summary of reclassifications out of accumulated other comprehensive income, net of tax for the years ended January 1, 2018, January 2, 2017 and December 28, 2015:

		Amount Reclassified from Accumulated Other Comprehensive Income For the Year Ended
Details about Accumulated Other Comprehensive Income Components	Statement of Operations Location	January 1, 2018	January 2, 2017	December 28, 2015
		(In thousands)
Loss on foreign currency forwards cash flow hedges	Depreciation expense, net of tax	$162	$175	$172

Gain on foreign currency translation	Gain on sale of assets, net of tax	$—	$—	$(1,786)

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

For the years ended January 1, 2018, January 2, 2017 and December 28, 2015, one customer accounted for approximately 20%, 15% and 20%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the years ended January 1, 2018, January 2, 2017 and December 28, 2015.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of January 1, 2018 and January 2, 2017 were as follows:

	January 1, 2018		January 2, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term Loan due September 2024	$344,646	$346,943	—	—
Term Loan due May 2021	—	—	$699,023	$708,750
Senior Notes due October 2025	368,218	384,769	—	—
Convertible Senior Notes	218,274	429,199	208,861	380,875
ABL Revolving Loans	47,000	47,000	110,000	110,000
Capital Lease	1,919	1,919	1,798	1,798

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of January 1, 2018 and January 2, 2017, which are considered Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 2 inputs.

As of January 1, 2018 and January 2, 2017, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, accounts payable and equipment payables. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash and cash equivalents at January 1, 2018 consisted of $115,128 held in the U.S., with the remaining $294,198 held by foreign subsidiaries.

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

For the year ended January 2, 2017, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	January 2, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses for the year Ended January 2, 2017
	(In thousands)
Long-lived assets held and use	$2,254	$—	$—	$2,254	$1,953
Assets held for sale	—	—	—	—	1,393

					$3,346

There was no impairment of long-lived assets recognized in the year ended January 1, 2018 or December 28, 2015.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule of future minimum lease payments as of January 1, 2018:

Operating Leases
(In thousands)
2018	$18,604
2019	5,565
2020	3,581
2021	2,700
2022	1,473
Thereafter	6,187

Total minimum lease payments	$38,110

Total rent expense for the years ended January 1, 2018, January 2, 2017 and December 28, 2015, was approximately $16,665, $10,329 and $7,362, respectively.

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of January 1, 2018 and January 2, 2017. However, these amounts are not material to the consolidated financial statements of the Company.

Environmental Matters

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. The Company believes that its facilities in the United States and Canada comply in all material respects with applicable environmental laws and regulations. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to the Chinese environmental waste water law was issued in late 2012, allowing for an interim period in which plants subject to such law may install equipment that meets the new regulatory regime. Some of the Company’s plants in China are not yet in full compliance with the newly adopted environmental regulations. The Company has developed plans in response to these new regulations and is in the process of implementing these plans. The Company has established and enacted an investment plan related to the efforts to come into full compliance with the new regulations. The 2018 capital expenditure costs expected for these plans are included in the Company’s capital expenditure projections.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

As of January 1, 2018, 930 PRUs, 2,918 RSUs and 80 stock options were outstanding under the Plan. Included in the 930 PRUs outstanding as of January 1, 2018 are 521 vested but not yet released. Included in the 2,918 RSUs outstanding as of January 1, 2018 are 505 vested but not yet released RSUs associated with non-employee directors. These RSUs vest over one year with release of the underlying shares of common stock deferred until retirement from the board of directors, (or until one year after retirement in the case of certain prior grants).

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

The TSR modifier is intended to ensure that there are limited or no payouts under the PRU program if the Company’s stock performance is significantly below the median TSR of a group of peer companies selected by the Company’s compensation committee over the three-year performance period. Where the annual financial goals have been met and where there has been strong relative TSR performance over the three-year performance period, the PRU program may provide substantial rewards to participants with a maximum payout of 2.4 times the initial PRU award. However, even if all of the annual financial metric goals are achieved in each of the three years, there will be no payouts if the Company’s stock performance is below that of the 10th percentile for PRUs granted in 2017 and 2016, and 20th percentile for PRUs granted prior to 2016, of the group of peer companies selected by the Company’s compensation committee, as appropriate.

Recipients of PRU awards generally must remain employed by the Company on a continuous basis through the end of the three-year performance period in order to receive any amount of the PRUs covered by that award. In events such as death, disability or retirement, the recipient may be entitled to pro-rata amounts of PRUs as

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

defined in the Plan. Target shares subject to PRU awards do not have voting rights of common stock until earned and issued following the end of the three-year performance period.

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. As of January 1, 2018, management determined that vesting of the PRU awards was probable. PRU activity for the year ended January 1, 2018 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding shares at January 2, 2017	406	$8.31
Granted	363	22.90
Vested	(521)	13.52
Change in units due to annual performance achievement	161	12.79

Outstanding shares at January 1, 2018	409	$16.39

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the years ended January 1, 2018, January 2, 2017 and December 28, 2015, the following assumptions were used in determining the fair value:

	For the Year Ended
	January 1, 2018(1)	January 2, 2017(2)	December 28, 2015(3)
Weighted-average fair value	$22.90	$6.46	$7.22
Risk-free interest rate	1.20%	0.8%	0.5%
Dividend yield	—	—	—
Expected volatility	43%	40%	37%
Expected term in months	21	24	22

(1)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2015, the second year of the three-year performance period applicable to PRUs granted in 2016 and the first year of the three-year performance period applicable to PRUs granted in 2017.

(2)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2014, the second year of the three-year performance period applicable to PRUs granted in 2015 and the first year of the three-year performance period applicable to PRUs granted in 2016.

(3)	Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2013, the second year of the three-year performance period applicable to PRUs granted in 2014 and the first year of the three-year performance period applicable to PRUs granted in 2015.

The expected term of the PRUs reflects the performance period for the PRUs granted. Expected volatility is calculated using the Company’s historical stock price. The risk-free interest rate for the expected term of PRUs is based on the U.S Treasury yield curve in effect at the time of grant.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units

RSU activity for the year ended January 1, 2018 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding at January 2, 2017	2,708	$7.48
Granted	1,029	15.85
Vested	(1,235)	7.65
Forfeited	(89)	9.92

Non-vested RSUs outstanding at January 1, 2018	2,413	$10.88

Vested and expected to vest at January 1, 2018	2,918	$10.57

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The weighted average fair value per unit of RSUs granted was $15.85, $6.78 and $9.15 for the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively. The total fair value of RSUs vested for the years ended January 1, 2018, January 2, 2017 and December 28, 2015 was $9,446, $7,834 and $6,396, respectively.

Stock Options

During the year ended January 2, 2017, the Company granted 20 stock options to a newly appointed member of the board which were estimated to have a fair value per share of $6.78. The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the year ended January 2, 2017 the fair value was determined using 1.7% as the risk-free interest rate, 51% as the expected volatility, 8.5 years as the expected term and no dividend yield. No stock options were granted by the Company for the years ended January 1, 2018 or December 28, 2015.

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

Option activity under the Plan for the year ended January 1, 2018 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 2, 2017	87	$10.99	5.0	$228
Exercised	(7)	11.16

Outstanding at January 1, 2018	80	$10.98	4.2	$375

Vested and expected to vest at January 1, 2018	80	$10.98	4.2	$375

Exercisable at January 1, 2018	65	$10.78	3.1	$318

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of the 2017 fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 1, 2018. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended January 1, 2018, January 2, 2017 and December 28, 2015 was $27, $127 and $131, respectively. The total fair value of the options vested for the year ended January 1, 2018 was $34. There were no options vested for the years ended January 2, 2017 and December 28, 2015.

Stock-based Compensation Expense and Unrecognized Compensation Costs

For the years ended January 1, 2018, January 2, 2017 and December 28, 2015, the amounts recognized in the consolidated financial statements with respect to the stock-based compensation plan are as follows:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Cost of goods sold	$2,252	$1,630	$1,117
Selling and marketing	1,458	1,054	1,135
General and administrative	14,580	8,406	7,409

Stock-based compensation expense recognized	$18,290	$11,090	$9,661

The Company may become entitled to a deduction in its tax returns upon the future exercise of incentive stock options under certain circumstances. For the years ended January 1, 2018, January 2, 2017 and December 28, 2015, the Company did not record an income tax benefit as a result of a full valuation allowance on its deferred tax assets.

The following is a summary of total unrecognized compensation costs as of January 1, 2018:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$16,112	1.3
PRU awards	3,726	1.4
Stock options	95	1.9

	$19,933

(15)	Employee Benefit and Deferred Compensation Plans

As of January 1, 2018, the Company has four separate retirement benefit plans: two in North America and two in China. In North America, the Company has savings plans (the Savings Plans) in which eligible full-time employees can participate and contribute a percentage of compensation subject to the maximum allowed by the tax agencies. The Savings Plans provides for a partial match by the employer. In China, the Company contributes to either separate trust-administered funds or various government-sponsored pension plans on a mandatory basis. For all retirement plans, the Company has no further payment obligation once the required contributions have been made. The Company recorded contributions to retirement benefit plans of $42,461, $36,172 and $35,427 during the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The board of directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of January 1, 2018, no shares of preferred stock were outstanding.

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

There were appropriations of approximately $5,659, $6,037 and $4,576 to the statutory surplus reserve of the Company’s Chinese subsidiaries for the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively.

(18)	Segment Information

The reportable segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company has two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods, and regulatory environments.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company accounts for inter-segment sales and transfers consistent with the Company’s revenue recognition policy. The inter-segment sales for the year ended January 1, 2018 are sales primarily from the PCB to the E-M Solutions reportable segment.

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Net Sales:
PCB	$2,461,575	$2,346,554	$1,944,041
E-M Solutions	210,086	198,483	158,655

Total sales	2,671,661	2,545,037	2,102,696
Inter-segment sales	(13,069)	(11,678)	(7,208)

Total net sales	$2,658,592	$2,533,359	$2,095,488

Reportable Segment Income (Loss):
PCB	$322,486	$285,046	$172,227
E-M Solutions	6,716	4,684	1,424
Corporate	(92,808)	(92,025)	(93,421)

Total reportable segment income	236,394	197,705	80,230
Amortization of definite-lived intangibles	(23,634)	(24,252)	(18,888)

Total operating income	212,760	173,453	61,342
Total other expense	(72,802)	(106,451)	(52,366)

Income before income taxes	$139,958	$67,002	$8,976

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Depreciation Expense:
PCB	$144,256	$149,466	$130,339
E-M Solutions	2,471	2,540	2,079
Corporate	4,082	4,223	1,090

Total depreciation expense	$150,809	$156,229	$133,508

Capital Expenditures:
PCB	$161,152	$74,318	$72,036
E-M Solutions	5,438	3,206	4,006
Corporate	44,001	5,873	1,523

Total capital expenditures	$210,591	$83,397	$77,565

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	As of
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Segment Assets:
PCB	$1,991,049	$1,791,829	$1,943,577
E-M Solutions	143,344	127,826	143,779
Corporate	647,489	580,421	552,777

Total assets	$2,781,882	$2,500,076	$2,640,133

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology, facilities and human resources personnel, as well as global sales and marketing personnel and acquisition and integration costs associated with the acquisitions. Bank fees and legal, accounting, and other professional service costs associated with acquisitions of $2,266, $1,688 and $34,448 for the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively, are included in Corporate.

During the year ended January 2, 2017, the Company recorded impairment charges of $1,393 and $1,953 for the impairment of long-lived assets related to its PCB reportable segment and Corporate, respectively. There were no impairment charges for the years ended January 1, 2018 and December 28, 2015.

The Company markets and sells its products in approximately 65 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales and long-lived assets are as follows:

	2017		2016		2015
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
	(In thousands)
United States	$850,511	$642,256	$1,119,086	$661,058	$960,146	$654,579
China	957,296	866,126	646,844	781,678	547,999	923,219
Other	850,785	23,984	767,429	23,124	587,343	23,133

Total	$2,658,592	$1,532,366	$2,533,359	$1,465,860	$2,095,488	$1,600,931

Net sales are attributed to countries by country invoiced.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(19)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the years ended January 1, 2018, January 2, 2017 and December 28, 2015:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands, except per share amounts)
Basic earnings (loss):
Basic earnings (loss)	$124,214	$34,861	$(25,882)

Diluted earnings (loss):
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$124,214	$34,861	$(25,882)
Interest expense from convertible senior notes, net of tax	13,803	—	—

Diluted earnings (loss)	$138,017	$34,861	$(25,882)

Basic shares	101,580	100,099	92,675
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	2,157	1,383	—
Dilutive effect of outstanding warrants	2,799	—	—
Dilutive effect of assumed conversion of convertible senior notes outstanding	25,940	—	—

Diluted shares	132,476	101,482	92,675

Earnings (loss) per share attributable to TTM Technologies, Inc. stockholders:
Basic	$1.22	$0.35	$(0.28)

Diluted	$1.04	$0.34	$(0.28)

For the years ended January 1, 2018 and January 2, 2017, PRUs, RSUs and stock options to purchase 255 and 892 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the applicable year and, therefore, the effect would be anti-dilutive.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The below is a summary of amounts convertible to common stock related to convertible senior notes and related warrants:

	For the Year Ended
	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Common stock related to convertible senior notes	25,939	25,940	25,940

Warrants to purchase common stock	25,940	25,940	26,408

For the years ended January 2, 2017 and December 28, 2015, the effect of shares of common stock related to the Company’s convertible senior notes were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

Outstanding warrants for the years ended January 2, 2017 and December 28, 2015, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable year, and therefore, the effect would be anti-dilutive.

(20)	Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company purchased laminate and prepreg from these related parties in the amount of $51,985, $55,649 and $63,605 for the years ended January 1, 2018, January 2, 2017 and December 28, 2015, respectively.

The Company also sells and purchases PCBs to a related party which is a wholly owned subsidiary of an entity in which a significant shareholder of the Company holds an equity interest. Sales to this related party for the years ended January 1, 2018, January 2, 2017 and December 28, 2015 were $78, $991 and $4,709, respectively. Purchases of PCBs, including various services relating to PCB manufacturing, from this related party for the year ended December 28, 2015 were $1,948. There were no purchases from this related party for the years ended January 1, 2018 and January 2, 2017.

As of January 1, 2018 and January 2, 2017, the Company’s consolidated balance sheets included $14,452 and $15,836, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated balance sheets. Additionally, the Company’s consolidated balance sheets included $33 and $192, respectively, in accounts receivable due from a related party for sales of PCBs, as mentioned above, and such balances are included as a component of accounts receivable, net on the consolidated balance sheets.

(21)	Noncontrolling Interest Holdings

During the fourth quarter of 2017, the Company acquired Desay Industrial’s 5% noncontrolling equity interest in the manufacturing facility in Huiyang, China otherwise owned by the Company for 56,400 Chinese RMB or $8,568. The Company recorded an increase to additional paid in capital for the difference between the purchase price and the carrying value of the noncontrolling interest of $223.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(22)	Subsequent Event

On February 21, 2018, the Company completed the allocation of $600,000 in commitments from lenders in the syndication for the Incremental Facility. This allocated Incremental Facility supersedes the original $700,000 commitment received at the time the Company entered into the definitive purchase agreement with Anaren Holdings, LLC. The Incremental Facility is expected to be issued at a discount at 99.75% and have a floating rate of LIBOR plus a margin of 2.5%. The closing of the Incremental Facility is expected to occur concurrently with the completion of the pending acquisition of Anaren.