Form 10-Q
period 2018-04-02
TTM TECHNOLOGIES INC
filed 2018-05-08
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2018

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at May 1, 2018: 103,445,382

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	April 2,	January 1,
	2018	2018
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$352,576	$409,326
Accounts receivable, net	504,914	483,903
Contract assets	275,022	—
Inventories	82,116	294,588
Prepaid expenses and other current assets	32,966	33,490
Total current assets	1,247,594	1,221,307
Property, plant and equipment, net	1,039,751	1,056,845
Goodwill	372,571	372,571
Definite-lived intangibles, net	97,088	102,950
Deposits and other non-current assets	29,345	28,209
	$2,786,349	$2,781,882
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$4,616	$4,578
Accounts payable	487,818	497,455
Accrued salaries, wages and benefits	82,932	103,638
Other accrued expenses	102,162	114,685
Total current liabilities	677,528	720,356
Long-term debt, net of discount and issuance costs	977,413	975,479
Other long-term liabilities	77,078	74,667
Total long-term liabilities	1,054,491	1,050,146
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 103,445 and 101,820 shares issued and outstanding in 2018 and 2017, respectively	103	102
Additional paid-in capital	780,646	777,025
Retained earnings	232,013	193,342
Statutory surplus reserve	37,508	37,508
Accumulated other comprehensive income	4,060	3,403
Total TTM Technologies, Inc. stockholders’ equity	1,054,330	1,011,380
	$2,786,349	$2,781,882

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended April 2, 2018 and April 3, 2017

	Quarter ended
	April 2,	April 3,
	2018	2017
	(Unaudited)
	(In thousands, except per share data)
Net sales	$663,582	$625,247
Cost of goods sold	574,904	520,228
Gross profit	88,678	105,019
Operating expenses:
Selling and marketing	17,628	16,655
General and administrative	35,188	29,882
Amortization of definite-lived intangibles	5,861	5,912
Total operating expenses	58,677	52,449
Operating income	30,001	52,570
Other income (expense):
Interest expense	(13,747)	(13,596)
Other, net	(1,107)	(1,710)
Total other expense, net	(14,854)	(15,306)
Income before income taxes	15,147	37,264
Income tax provision	(5,050)	(4,139)
Net income	10,097	33,125
Less: Net income attributable to the noncontrolling interest	—	(166)
Net income attributable to TTM Technologies, Inc. stockholders	$10,097	$32,959

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings per share	$0.10	$0.33
Diluted earnings per share	$0.09	$0.28

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarters Ended April 2, 2018 and April 3, 2017

	Quarter ended
	April 2,	April 3,
	2018	2017
	(Unaudited)
	(In thousands)
Net income	$10,097	$33,125
Other comprehensive income:
Foreign currency translation adjustments, net of tax	622	6,619
Net unrealized gains (losses) on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the period, net	(6)	68
Loss realized in net earnings	41	44
Net	35	112
Other comprehensive income, net of tax	657	6,731
Comprehensive income	10,754	39,856
Less: Comprehensive income attributable to the noncontrolling interest	—	(166)
Comprehensive income attributable to TTM Technologies, Inc. stockholders	$10,754	$39,690

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended April 2, 2018 and April 3, 2017

	Quarter ended
	April 2,	April 3,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$10,097	$33,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	39,775	36,077
Amortization of definite-lived intangible assets	5,861	5,912
Amortization of debt discount and issuance costs	3,029	2,601
Stock-based compensation	3,622	3,628
Other	(439)	394
Changes in operating assets and liabilities:
Accounts receivable, net	(12,840)	13,448
Contract Assets	(14,368)	—
Inventories	(11,104)	(5,880)
Prepaid expenses and other current assets	1,015	(3,582)
Accounts payable	8,657	(9,475)
Accrued salaries, wages and benefits and other accrued expenses	(47,566)	(26,664)
Net cash (used in) provided by operating activities	(14,261)	49,584
Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(42,192)	(33,259)
Proceeds from sale of property, plant and equipment and assets held for sale	53	9,881
Net cash used in investing activities	(42,139)	(23,378)
Cash flows from financing activities:
Repayment of long-term debt borrowing	(875)	—
Proceeds from exercise of stock options	—	74
Net cash (used in) provided by financing activities	(875)	74
Effect of foreign currency exchange rates on cash and cash equivalents	525	314
Net (decrease) increase in cash and cash equivalents	(56,750)	26,594
Cash and cash equivalents at beginning of period	409,326	256,277
Cash and cash equivalents at end of period	$352,576	$282,871

Noncash transactions:
Property, plant and equipment recorded in accounts payable	65,927	$44,560

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

Recently Adopted and Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces most existing revenue recognition guidance in U.S. GAAP, including industry specific requirements, and provides companies with a single revenue recognition model for recognizing revenue of contracts with customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Company assessed the new guidance and adopted the new revenue standard on January 2, 2018, which resulted in a change to the timing of revenue recognition for the Company’s revenue stream from “point in time” upon physical delivery to an “over time” model. Additionally, the Company has elected the cumulative effect transition method with adjustment to the opening balance of retained earnings at January 2, 2018 for all open contracts as of January 1, 2018. Therefore, comparative information has not been adjusted and continues to be reported under previous U.S. GAAP guidance for the consolidated balance sheet at January 1, 2018 and the consolidated condensed statement of operations for the quarter ended April 3, 2017.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The cumulative effect of the changes made to the Company’s January 2, 2018 consolidated condensed balance sheet for the adoption of the new revenue standard were as follows:

	Balance at January 1, 2018	New Revenue Standard Adjustment	Balance at January 2, 2018
	(In thousands)
Balance Sheet
Assets
Accounts receivable, net	$483,903	$8,171	$492,074
Contract assets	—	260,654	260,654
Inventories	294,588	(223,576)	71,012
Liabilities
Other accrued expenses	114,685	13,384	128,069
Other long-term liabilities	74,667	3,291	77,958
Equity
Retained earnings	193,342	28,574	221,916

As part of adoption of the new revenue standard, the Company recorded an estimated sales returns and allowance as well as a noncurrent deferred tax liability in the amount of $5,213 and $3,291, respectively, as of January 2, 2018.  Additionally, the Company reclassified its sales returns and allowance balance of $8,171 as of January 1, 2018, from trade accounts receivable to other accrued liabilities. Sales returns and allowances are recorded as a reduction of revenue and a component of accrued liabilities on the condensed consolidated balance sheet.

Additionally, the below disclosure summarizes the impact of the adoption of new revenue standard on the Company’s consolidated condensed balance sheet, statement of operations and statement of cash flows for the quarter ended April 2, 2018 for which the As Reported reflects the new revenue standard and Balances without New Revenue Standard Adjustment reflects the Company’s replaced revenue recognition policy of “point in time” and upon physical delivery.

	April 2, 2018
	As reported	Effect of Change Increase (Decrease)	Balances without New Revenue Standard Adjustment
	(In thousands)
Balance Sheet
Assets
Accounts receivable, net	$504,914	$8,171	$496,743
Contract assets	275,022	275,022	—
Inventories	82,116	(235,557)	317,673
Liabilities
Other accrued expenses	102,162	13,671	88,491
Other long-term liabilities	77,078	3,163	73,915
Equity
Retained earnings	232,013	30,801	201,212

	April 2, 2018
	As reported	Effect of Change Increase	Balances without New Revenue Standard Adjustment
	(In thousands)
Net sales	$663,582	$14,081	$649,501
Cost of goods sold	574,904	11,981	562,923
Gross profit	88,678	2,100	86,578
Net income	10,097	2,227	7,870

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

	April 2, 2018
	As reported	Effect of Change Increase (Decrease)	Balances without New Revenue Standard Adjustment
	(In thousands)
Cash flows from operating activities:
Net income	$10,097	$2,227	$7,870
Adjustments to reconcile net income to net cash used in operating activities:
Other	(439)	(127)	(312)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,840)	—	(12,840)
Contract assets	(14,368)	(14,368)	—
Inventories	(11,104)	11,981	(23,085)
Accrued salaries, wages and benefits and other accrued expenses	(47,566)	287	(47,853)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 also amends the guidance surrounding the recognition of the value of hedged instruments to include the entire change in value, rather than just the effective portion, in other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings for cash flow and net investment hedges. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. While the Company continues to evaluate the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures, the primary effect of adopting this update will be to record assets and liabilities for existing operating leases.

(2) Summary of Significant Accounting Policies

Revenue Recognition

The Company derives revenues primarily from the sale of PCBs and custom electronic assemblies using customer-supplied engineering and design plans. Orders for products generally correspond to the production schedules of the Company’s customers and are supported with firm purchase orders. The Company’s customers have continuous transfer of control of the work in progress and finished goods as PCBs are being manufactured, as PCBs are built to customer specifications and do not have an alternative use. The customer typically controls the work in progress and finished goods as evidenced either by contractual termination clauses or by the Company’s rights to payment for work performed to date, plus a reasonable profit. As a result, in light of the Company’s adoption of the “over time” revenue standard as discussed in Note 1 Nature of Operations and Basis of Presentation─Recently Adopted and Issued Accounting Standards, beginning in the first quarter of 2018, the Company now recognizes revenue progressively over time based on the extent of progress towards completion of the performance obligation.

The selection of the method to measure progress toward completion requires judgment and is based on the type of PCB or customized electronic assemblies being manufactured. The Company uses the cost-to-cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

The Company provides customers a limited right of return for defective PCBs and backplane assemblies. The Company accrues an estimate for sales returns and allowances progressively over time based on the extent of progress towards completion of the performance obligation using the Company’s judgment based on historical results and anticipated returns.  To the extent actual experience varies from our historical experience, revisions to the sales returns and allowances accrual may be required. Sales returns and allowances are recorded as a reduction of revenue and included as a component of accrued liabilities on the condensed consolidated balance sheet.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company has two revenue streams which coincide with the Company’s reportable segments of PCB and E-M Solutions. See Note 14 Segment Information.

(3) Contract Asset

A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment.  Contract assets are classified as current assets and transferred to receivables when the entitlement to payment becomes unconditional. All of the Company’s contract assets are generally converted to trade account receivables within 90 days, at which time the Company is entitled to payment of the fixed price upon delivery of the finished product. Contract assets were $275,022 as of April 2, 2108 and represent unbilled amounts for work performed to date, plus a reasonable profit. There were no contract assets as of January 1, 2018.

(4) Goodwill

As of April 2, 2018 and January 1, 2018, goodwill was as follows:

Total
(In thousands)
Balance as of January 1, 2018 and April 2, 2018
Goodwill	$543,971
Accumulated impairment losses	(171,400)
$372,571

All goodwill relates to the Company’s PCB reportable segment.

(5) Definite-lived Intangibles

As of April 2, 2018 and January 1, 2018, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
April 2, 2018
Customer relationships	$203,634	$(106,700)	$—	$96,934	8.1
Technology	3,000	(2,846)	—	154	3
	$206,634	$(109,546)	$—	$97,088
January 1, 2018:
Customer relationships	$203,563	$(101,089)	$72	$102,546	8.1
Technology	3,000	(2,596)	—	404	3
	$206,563	$(103,685)	$72	$102,950

The January 1, 2018 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $5,861 and $5,912 for the quarters ended April 2, 2018 and April 3, 2017, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2018	$17,001
2019	18,746
2020	18,746
2021	14,921
2022	12,329
Thereafter	15,345
$97,088

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(6) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of April 2, 2018 and January 1, 2018:

	Interest Rate as of April 2, 2018	Principal Outstanding as of April 2, 2018	Interest Rate as of January 1, 2018	Principal Outstanding as of January 1, 2018
	(In thousands)
Term Loan due September 2024	4.38%	$348,250	4.06%	$349,125
Senior Notes due October 2025	5.63%	375,000	5.63%	375,000
Convertible Senior Notes due December 2020	1.75%	249,985	1.75%	249,985
U.S. ABL Revolving Loan due May 2020	3.13%	17,000	3.06%	17,000
Asia ABL Revolving Loan due May 2020	3.28%	30,000	2.96%	30,000
Capital Lease	6.43%	1,987	6.43%	1,919
		1,022,222		1,023,029
Less: Long-term debt unamortized discount		(28,225)		(30,513)
Long-term debt unamortized debt issuance costs		(11,968)		(12,459)
		982,029		980,057
Less: current maturities		(4,616)		(4,578)
Long-term debt, less current maturities		$977,413		$975,479

Term Loan Facility

During the fiscal year 2017, the Company entered into a $350,000 Term Loan Facility due 2024. The Term Loan Facility, of which $3,500 is included in short-term debt and $344,750 is included in long-term debt, was issued at a discount at 99.5% and bears interest, at the Company’s option, at a floating rate of LIBOR, plus an applicable interest margin of 2.5%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.9% or LIBOR plus 1.0%), subject to a 1.0% floor plus an applicable margin of 1.5%. At April 2, 2018 the interest rate on the outstanding borrowings under the Term Loan Facility was 4.38%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of the domestic assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

The Company is required to make scheduled payments of the outstanding Term Loan Facility on a quarterly basis beginning January 1, 2018. Based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, the Company may be required to make an additional principal payment on an annual basis beginning after fiscal year 2018, if the Company’s First Lien Leverage Ratio is greater than 2.0. Any additional annual payments or prepayments would reduce future required scheduled payments. Any remaining outstanding balance under the Term Loan Facility are due at the maturity date of September 28, 2024.

Borrowings under the Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments.

Senior Notes

The $375,000 of Senior Notes, which is included in long-term debt, bear interest at a rate of 5.63% per annum. Interest is payable semiannually in arrears on April 1 and October 1 of each year beginning April 1, 2018. The Senior Notes will mature on October 1, 2025.

Borrowings under the Senior Notes are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

As of April 2, 2018 and January 1, 2018, the following summarizes the equity components of the convertible senior notes included in additional paid-in capital:

	As of April 2, 2018 and January 1, 2018
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Convertible senior notes due 2020	$60,216	$(1,916)	$58,300

The components of interest expense resulting from the convertible senior notes for the quarters ended April 2, 2018 and April 3, 2017 are as follows:

	Quarter Ended
	April 2,	April 3,
	2018	2017
	(In thousands)
Contractual coupon interest	$1,094	$1,094
Amortization of debt discount	$2,230	$2,091
Amortization of debt issuance costs	$224	$209

Asset-Based Lending Agreements

The Company maintains a $200,000 U.S. Asset-Based Lending Credit Agreement (U.S. ABL), and a $150,000 Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans).

The U.S. ABL consists of three tranches comprised of a revolving credit facility for up to $200,000, a letter of credit facility for up to $50,000, and swingline loans for up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 125 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 25 basis points, at the Company’s option. At April 2, 2018, the interest rate on the outstanding borrowings under the U.S. ABL was 3.13%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and certain inventories as well as by a second position against a significant amount of the domestic assets of the Company and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. At April 2, 2018, $17,000 of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At April 2, 2018, the interest rate on the outstanding borrowings under the Asia ABL was 3.28%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. At April 2, 2018, $30,000 of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of April 2, 2018, letters of credit in the amount of $7,252 were outstanding under the U.S. ABL and $26,976 were outstanding under the Asia ABL with various expiration dates through June 2019. Available borrowing capacity under the U.S. ABL and the Asia ABL was $175,748 and $93,024, respectively, which considers letters of credit outstanding at April 2, 2018.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company is required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $241 and $187 for the quarters ended April 2, 2018 and April 3, 2017, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $33,400 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2019. As of April 2, 2018, the Chinese Revolver had not been drawn upon.

Debt Issuance and Debt Discount

As of April 2, 2018 and January 1, 2018, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes and Convertible Senior Notes are as follows:

	As of April 2, 2018			As of January 1, 2018
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(in thousands)
Term Loan due September 2024	$2,695	$1,636	3.96%	$2,788	$1,691	3.96%
Senior Notes due October 2025	6,608	—	5.92%	6,782	—	5.92%
Convertible Senior Notes	2,665	26,589	6.48%	2,889	28,822	6.48%
	$11,968	$28,225		$12,459	$30,513

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $2,171 and $2,421 as of April 2, 2018 and January 1, 2018, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

At April 2, 2018, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 3.8 years.

(7) Income Taxes

The Company’s effective tax rate is impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items.

During the quarter ended April 2, 2018, the Company’s effective tax rate was impacted by a net discrete expense of $746 related to accrued interest expense on existing uncertain tax positions. Additionally, no tax benefit was recorded on the losses incurred in certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions. The Company expects its earnings attributable to foreign subsidiaries will be indefinitely reinvested outside of the U.S., except as noted below and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. Foreign earnings from certain subsidiaries may be repatriated to the parent holding company located in the Cayman Islands, and therefore, a deferred tax liability has been recorded on the undistributed earnings of these subsidiaries.

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted. Accounting Standard Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. Certain provisions of the Tax Act were effective September 27, 2017, others were effective or identified as of December 31, 2017 or January 1, 2018.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. More specifically, SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose the tax effects of the Tax Act. The steps are (1) to record the effects of the change in tax law for which accounting is complete; (2) to record provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but for which a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, to continue to apply ASC 740 based on the tax law in effect prior to enactment of the Tax Act.

Amounts recorded where accounting is complete for the year ended January 1, 2018 primarily relate to the reduction in the U.S. corporate income tax rate to 21 percent. The Company revalued its ending gross deferred tax items, previously recorded at 35 percent, using the enacted 21 percent corporate tax rate. This change caused a reduction to the Company’s U.S. federal deferred tax assets fully offset by a reduction of its valuation allowance.

Effects of tax law changes where a reasonable estimate of the accounting effects cannot yet been made include the one-time mandatory repatriation transition tax on the net accumulated earnings and profits of the Company’s foreign subsidiaries earned post 1986. The Company has performed a preliminary earnings and profits analysis with consideration given to foreign loss carryforwards acquired as a result of the Company’s acquisitions and determined on a provisional basis that there should be no income tax effect in the current or any future period. The Company will continue to identify and evaluate data to more thoroughly identify the tax impact and record adjustments, if any, within the measurement period.

The Company has determined that the following provisions that are effective January 1, 2018 and relevant to the Company will not impact the current quarter tax expense, primarily as a result of the full valuation allowance in the U.S.: limitations on certain entertainment expenses, the inclusion of commissions and performance based compensation in determining the excessive compensation limitation, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI). The Company is still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign earnings that are expected to generate GILTI income when they reverse in future years.

For the quarter ended April 2, 2018, the Company has not made any changes to its previously provisional estimate of the impact U.S. Tax Reform and the Company continues to analyze and model the impact and will record said impact as it becomes more certain. This includes the mandatory repatriation tax, indefinite criterion assertion on foreign earnings, and deferred taxes on foreign earnings expected to generate GILTI.

(8) Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income as of April 2, 2018 and January 1, 2018:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at January 1, 2018	$4,145	$(742)	$3,403
Other comprehensive income (loss) before reclassifications	622	(6)	616
Amounts reclassified from accumulated other comprehensive income	—	41	41

Other comprehensive income	622	35	657

Ending balance at April 2, 2018	$4,767	$(707)	$4,060

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

For the quarters ended April 2, 2018 and April 3, 2017, $41 and $44 net of tax, respectively, were reclassified out of accumulated other comprehensive income to depreciation expense related to cash flow hedges.

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

For both the quarters ended April 2, 2018 and April 3, 2017, one customer accounted for approximately 16% of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarters ended April 2, 2018 and April 3, 2017.

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

The carrying amount and estimated fair value of the Company’s financial instruments at April 2, 2018 and January 1, 2018 were as follows:

	April 2, 2018		January 1, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term Loan due September 2024	$343,919	$349,556	$344,646	$346,943
Senior Notes due October 2025	368,392	374,130	368,218	384,769
Convertible Senior Notes	220,731	409,300	218,274	429,199
ABL Revolving Loans	47,000	47,000	47,000	47,000
Capital Lease	1,987	1,987	1,919	1,919

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of April 2, 2018 and January 1, 2018, which are considered Level 1 and Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of April 2, 2018 and January 1, 2018, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents at April 2, 2018 consisted of $187,748 held in the U.S., with the remaining $164,828 held by foreign subsidiaries.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(11) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of April 2, 2018 and January 1, 2018. However, these amounts are not material to the consolidated condensed financial statements of the Company.

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

(12) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters ended April 2, 2018 and April 3, 2017:

	Quarter Ended
	April 2, 2018	April 3, 2017
	(In thousands, except per share amounts)
Basic earnings:
Basic earnings	$10,097	$32,959
Diluted earnings:
Net income attributable to TTM Technologies, Inc. stockholders	$10,097	$32,959
Interest expense from convertible senior notes, net of tax	—	3,394
Diluted earnings	$10,097	$36,353

Basic weighted average shares	102,508	100,932
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,829	1,867
Dilutive effect of outstanding warrants	3,180	2,183
Dilutive effect of assumed conversion of convertible senior notes outstanding	—	25,940
Diluted shares	107,517	130,922
Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.10	$0.33
Diluted	$0.09	$0.28

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

For the quarters ended April 2, 2018 and April 3, 2017, performance-based restricted stock units (PRUs), restricted stock units (RSUs) and stock options to purchase 931 and 179 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for PRUs, RSUs or stock options was greater than the average market price of common shares during the applicable quarter and, therefore, the effect would be anti-dilutive.

For the quarter ended April 2, 2018, the effect of shares of common stock related to the Company’s convertible senior notes, based on the if-converted method, was not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

(13) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	April 2,	April 3,
	2018	2017
	(In thousands)
Cost of goods sold	$529	$394
Selling and marketing	374	253
General and administrative	2,719	2,981
Stock-based compensation expense recognized	$3,622	$3,628

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. For the quarter ended April 2, 2018, management determined that vesting of the PRU awards was probable. PRUs activity for the quarter ended April 2, 2018 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at January 1, 2018	409	$16.39
Granted	331	19.60
Outstanding target shares at April 2, 2018	740	$17.83

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarters ended April 2, 2018 and April 3, 2017 the following assumptions were used in determining the fair value:

	April 2,	April 3,
	2018(1)	2017(2)
Weighted-average fair value	$19.60	$22.90
Risk-free interest rate	2.13%	1.20%
Dividend yield	—	—
Expected volatility	40%	43%
Expected term in years	1.5	1.8

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2016, second year of the three-year performance period applicable to PRUs granted in 2017 and first year of the three-year performance period applicable to PRUs granted in 2018.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(2)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2015, second year of the three-year performance period applicable to PRUs granted in 2016 and first year of the three-year performance period applicable to PRUs granted in 2017.

Restricted Stock Units

The Company granted 830 and 946 RSUs during the quarters ended April 2, 2018 and April 3, 2017, respectively. The RSUs granted have a weighted-average fair value per unit of $15.29 and $15.78 for the quarters ended April 2, 2018 and April 3, 2017, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarters ended April 2, 2018 and April 3, 2017.

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of April 2, 2018:

	Unrecognized Stock- Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$25,679	1.6
PRU awards	9,393	1.3
Stock options	86	1.7
	$35,158

(14) Segment Information

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The inter-segment sales for the quarters ended April 2, 2018 and April 3, 2017, are sales primarily from the PCB to the E-M Solutions operating segment.

	For the Quarter Ended
	April 2, 2018	April 3, 2017
	(In thousands)
Net Sales:
PCB	$619,329	$586,695
E-M Solutions	47,151	41,669
Total sales	666,480	628,364
Inter-segment sales	(2,898)	(3,117)
Total net sales	$663,582	$625,247
Operating Segment Income (Loss):
PCB	$63,464	$82,256
E-M Solutions	40	(1,642)
Corporate	(27,642)	(22,132)
Total operating segment income	35,862	58,482
Amortization of definite-lived intangibles	(5,861)	(5,912)
Total operating income	30,001	52,570
Total other expense	(14,854)	(15,306)
Income before income taxes	$15,147	$37,264

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, corporate sales, information technology, facilities, corporate operations and human resources personnel. Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Anaren Holdings Corp. in the amount of $3,973 for the quarter ended April 2, 2018 are included in Corporate. See Note 16 Subsequent Event.

(15) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. For the quarters ended April 2, 2018 and April 3, 2017, the Company’s foreign subsidiaries purchased $12,708 and $13,540, respectively, of laminate and prepreg from these related parties.

As of April 2, 2018 and January 1, 2018, the Company’s consolidated condensed balance sheets included $16,095 and $14,452, respectively, in accounts payable due to related parties primarily for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated condensed balance sheets.

(16) Subsequent Event

On April 18, 2018, the Company completed its acquisition of all of the issued and outstanding common stock of Anaren Holding Corp. for total consideration of $775,000 in cash subject to customary working capital and certain other adjustments. Other than the equity interests of Anaren, Inc. (Anaren), Anaren Holding Corp. has no material assets or liabilities and has no material independent operations. Anaren is a leading provider of mission-critical radio frequency (RF) solutions, microelectronics, and microwave components and assemblies for the wireless infrastructure and space and defense electronics markets.

Additionally, the Company closed its $600,000 commitment of incremental loans concurrent with the completion of its acquisition of Anaren. The Company used the proceeds of the incremental loan, along with cash on hand to fund the purchase price of the Anaren acquisition and to pay related fees and expenses.

The acquisition will be accounted for using the acquisition method; however the accounting was incomplete at the time these financial statements were issued. As a result, the purchase price allocation and pro-forma income statement disclosures have not been provided. The first periodic report that will include results of operations for Anaren will be the Company’s Form 10-Q for the quarter ended July 2, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018, filed with the SEC.

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

RECENT DEVELOPMENTS

On April 18, 2018, we completed our acquisition to purchase all of the issued and outstanding common stock of Anaren Holding Corp. for total consideration of $775.0 million cash subject to customary working capital and certain other adjustments. Other than the equity interests of Anaren, Inc. (Anaren), Anaren Holding Corp. has no material assets or liabilities and has no material independent operations. Anaren is a leading provider of mission-critical radio frequency (RF) solutions, microelectronics, and microwave components and assemblies for the wireless infrastructure and space and defense electronics markets.

Additionally, we closed our $600.0 million commitment for incremental loans concurrent with the completion of our acquisition of Anaren. We used the proceeds of the incremental loan, along with cash on hand to fund the purchase price of the Anaren acquisition and to pay related fees and expenses.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our 10 largest customers accounted for 45% of our net sales for both the quarters ended April 2, 2018 and April 3, 2017. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended
End Markets(1)(2)	April 2, 2018	April 3, 2017
Aerospace and Defense	18%	15%
Automotive	20	20
Cellular Phone(2)	15	14
Computing/Storage/Peripherals(2)	12	15
Medical/Industrial/Instrumentation	15	15
Networking/Communications	16	20
Other(3)	4	1
Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other consumer devices include wearables, portable video devices and personal headphones are included in the Other end market.

(3)

Revenue recognized progressively over time based on the extent of progress towards completion of the performance obligation, which has not yet been shipped, is included in Other end market along with consumer devices such as wearables, portable video devices and personal headphones.

We derive revenues primarily from the sale of PCBs and custom electronic assemblies using customer-supplied engineering and design plans. Orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Our customers have continuous transfer of control of the work in progress and finished goods as PCBs are being manufactured, as PCBs are built to customer specifications and do not have an alternative use. The customer typically controls the work in progress and finished goods as evidenced either by contractual termination clauses or by our right to payment for work performed to date, plus a reasonable profit. As a result, and in light of our adoption of the new “overtime” revenue standard as further discussed below in the “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” beginning in the first quarter of 2018, we recognized revenue progressively over time based on the extent of progress towards completion of the performance obligation rather than upon shipment as we had in the past.

The selection of the method to measure progress toward completion requires judgment and is based on the type of PCB or customized electronic assemblies being manufactured. We use the cost-to-cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since January 1, 2018, except for the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (new revenue standard) on January 2, 2018.

The new revenue standard replaces most existing revenue recognition guidance in U.S. GAAP, including industry specific requirements, and provides companies with a single revenue recognition model for recognizing revenue of contracts with customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We assessed the new guidance and adopted the new revenue standard on January 2, 2018, which resulted in a change to the timing of revenue recognition for our revenue stream from “point in time” upon physical delivery to an “over time” model.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended
	April 2, 2018	April 3, 2017
Net sales	100.0%	100.0%
Cost of goods sold	86.6	83.2
Gross profit	13.4	16.8
Operating expenses:
Selling and marketing	2.7	2.7
General and administrative	5.3	4.8
Amortization of definite-lived intangibles	0.9	0.9
Total operating expenses	8.9	8.4
Operating income	4.5	8.4
Other income (expense):
Interest expense	(2.1)	(2.2)
Other, net	(0.1)	(0.2)
Total other expense, net	(2.2)	(2.4)
Income before income taxes	2.3	6.0
Income tax provision	(0.8)	(0.7)
Net income	1.5	5.3
Less: Net income attributable to the non- controlling interest	—	—
Net income attributable to TTM Technologies, Inc. stockholders	1.5%	5.3%

We have two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. Factors considered in determining whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production process, type or class of customers, distribution methods and regulatory environments.

The following table compares net sales by reportable segment for the quarters ended April 2, 2018 and April 3, 2017:

	Quarter Ended
	April 2, 2018	April 3, 2017
	(In thousands)
Net Sales
PCB	$619,329	$586,695
E-M Solution	47,151	41,669
Total sales	666,480	628,364
Inter-segment sales	(2,898)	(3,117)
Total net sales	$663,582	$625,247

Net Sales

Total net sales increased $38.4 million, or 6.1%, from $625.2 million for the quarter ended April 3, 2017 to $663.6 million for the quarter ended April 2, 2018.

Net sales for the PCB operating segment, excluding inter-segment sales, increased $32.8 million, or 5.6%, from $583.6 million for the quarter ended April 3, 2017 to $616.4 million for the quarter ended April 2, 2018. This increase is primarily due to higher sales in our Aerospace/Defense and Cellular Phone end markets combined with a $13.8 million increase related to the adoption of the new revenue standard. Higher sales were the result of an average PCB selling price increase of 4.7%, which was driven mainly by product mix shift, and a 1.1% decrease in PCB shipments as compared to the quarter ended April 3, 2017.

Net sales for the E-M Solutions operating segment increased $5.5 million from $41.7 million for the quarter ended April 3, 2017 to $47.2 million for the quarter ended April 2, 2018. Higher sales were due to higher demand in our Automotive end market.

Gross Margin

Overall gross margin decreased from 16.8% for the quarter ended April 3, 2017 to 13.4% for the quarter ended April 2, 2018. Gross margin for the PCB operating segment decreased from 18.2% for the quarter ended April 3, 2017 to 14.3% for the quarter ended April 2, 2018 primarily due to lower capacity utilization at our Cellular Phone, Networking/Communications and Computing/Storage/ Peripherals focused facilities, a strengthening Chinese Renminbi which negatively impacted our operating costs, and the absence of $3.0 million insurance settlement received in 2017. Gross margin for the E-M Solutions operating segment increased from 2.7% for the quarter ended April 3, 2017 to 5.5% for the quarter ended April 2, 2018 primarily due to higher volumes and lower inventory reserves.

Capacity utilization is a key driver for us, particularly in our high volume Asia facilities, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the first quarter of 2017 in our Asia and North America PCB facilities was 81% and 57%, respectively, compared to 78% and 61%, respectively, in the first quarter of 2018.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.9 million, from $16.7 million for the quarter ended April 3, 2017 to $17.6 million for the quarter ended April 2, 2018. As a percentage of net sales, selling and marketing expenses was 2.7% for both of the quarter ended April 2, 2018 and April 3, 2017. The increase in selling and marketing expense primarily relates to higher labor, commission and travel expenses.

General and Administrative Expenses

General and administrative expenses increased $5.3 million from $29.9 million, or 4.8% of net sales, for the quarter ended April 3, 2017 to $35.2 million, or 5.3% of net sales, for the quarter ended April 2, 2018. The increase in expense primarily relates to $4.0 million of acquisition-related costs associated with the acquisition of Anaren on April 18, 2018.

Other Income (Expense)

Other expense, net decreased $0.4 million from $15.3 million for the quarter ended April 3, 2017 to $14.9 million for the quarter ended April 2, 2018. The decrease in other expense, net was primarily due to a decrease in foreign currency losses for the quarter ended April 2, 2018 as compared to the quarter ended April 3, 2017 due to the appreciation of the Chinese Renminbi (RMB), which is utilized at our China facilities for employee-related expenses, foreign currency denominated purchases, and other costs of running our operations in China. Further our translation of balance sheet accounts denominated in foreign currencies could be impacted if foreign exchange rates between those currencies (principally the RMB) and the U.S. Dollar change.

Income Taxes

The provision for income taxes increased by $1.0 million from $4.1 million for the quarter ended April 3, 2017 to $5.1 million for the quarter ended April 2, 2018. The increase in income tax expense in 2018 was primarily due to the absence of a benefit that was recognized in the same period in 2017, specifically, the receipt of China’s high and new technology enterprise status in one of our subsidiaries in the quarter ended April 3, 2017, which resulted in a tax incentive benefit effective retroactively to 2016.

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted. Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. Certain provisions of the Tax Act were effective September 27, 2017, others were effective or identified as of December 31, 2017 or January 1, 2018.

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

To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. More specifically, SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose the tax effects of the Tax Act. The steps are (1) to record the effects of the change in tax law for which accounting is complete; (2) to record provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but for which a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, to continue to apply ASC 740 based on the tax law in effect prior to enactment of the Tax Act.

With respect to the reduction in the U.S. corporate income tax rate to 21 percent, we revalued our ending gross deferred tax items, previously recorded at 35 percent, using the enacted 21 percent corporate tax rate. This change caused a reduction to our U.S. federal deferred tax asset fully offset by a reduction of our valuation allowance. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences, as well as changes to our valuation allowance.

Further effects of tax law changes where we have made a provisional estimate include the one-time mandatory repatriation transition tax on the net accumulated earnings and profits of our foreign subsidiaries earned post 1986. We have performed a preliminary earnings and profits analysis with consideration given to foreign loss carryforwards acquired as a result of our acquisitions and determined that there should be no income tax effect in the current or any future period. We will continue to identify and evaluate data to more thoroughly identify the tax impact and record adjustments, if any, within the measurement period.

We have determined that the following provisions that are effective January 1, 2018 and relevant to us will not impact the current quarter tax expense, primarily as a result of the full valuation allowance in the U.S.: limitations on certain entertainment expenses, the inclusion of commissions and performance based compensation in determining the excessive compensation limitation, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI). We are still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign earnings that are expected to generate GILTI income when they reverse in future years.

In addition, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions for which the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file.

Our effective tax rate was primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, as well as changes in valuation allowances, and certain non-deductible items. Certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. We had a net deferred income tax liability of approximately $7.8 million and $4.9 million as of April 2, 2018 and January 1, 2018, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of senior notes, convertible senior notes, and term and revolving debt. Our principal uses of cash have been to finance acquisitions and capital expenditures, meet debt service requirements, fund working capital requirements, and repay existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow used in operating activities during the quarter ended April 2, 2018 was $14.3 million as compared to $49.6 million of cash flow provided by operating activities in the same period in 2017. The decrease in cash flow was due to increased investment in working capital and a decrease in net income. Cash cycle days increased to 48 days for the quarter ended April 2, 2018 as compared to 46 days for the quarter ended April 3, 2017. As of April 2, 2018, we had net working capital of approximately $570.1 million compared to $501.0 million as of January 1, 2018.

Net cash used in investing activities was approximately $42.1 million and $23.4 million for the quarters ended April 2, 2018 and April 3, 2017, respectively, primarily reflecting net purchases of property, plant and equipment.

Net cash used in financing activities was approximately $0.9 million for the quarter ended April 2, 2018 reflecting repayment of long-term debt. Net cash provided by financing activities was approximately $0.1 million for the quarter ended April 3, 2017 reflecting proceeds from the exercise of common stock options.

As of April 2, 2018, we had cash and cash equivalents of approximately $352.6 million, of which approximately $164.8 million was held by our foreign subsidiaries, primarily in China. Cash and cash equivalents held by our foreign locations are expected to be used in local operations.

Our 2018 net capital expenditures are expected to be in the range of $150.0 million to $170.0 million.

Long-term Debt and Letters of Credit

Term Loan Facility

During the fiscal year 2017, we entered into a $350.0 million Term Loan Facility due 2024. The Term Loan Facility, of which $3.5 million is included in short-term debt and $344.8 million is included in long-term debt, was issued at a discount at 99.5% and bears interest, at our option, at a floating rate of LIBOR, plus an applicable interest margin of 2.5%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.9% or LIBOR plus 1%), subject to a 1% floor plus an applicable margin of 1.5%. At April 2, 2018, the interest rate on the outstanding borrowings under the Term Loan Facility was 4.38%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of our domestic assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and is structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

We are required to make scheduled payments of the outstanding Term Loan Facility on a quarterly basis beginning January 1, 2018. Based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, we may be required to make an additional principal payment on an annual basis beginning after fiscal year 2018, if our First Lien Leverage Ratio is greater than 2.0. Any additional annual payments or prepayments would reduce future required scheduled payments. Any remaining outstanding balance under the Term Loan Facility are due at the maturity date of September 28, 2024.

Borrowings under the Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments. At April 2, 2018, we were in compliance with the covenants under the Term Loan Facility.

Subsequent to the quarter ended April 2, 2018, we closed on our $600.0 million commitment of incremental loans concurrent with the completion of our acquisition of Anaren on April 18, 2018. We used the proceeds of the incremental loan, along with cash on hand to fund the purchase price of the Anaren acquisition and to pay related fees and expenses.

Senior Notes

The $375.0 million of Senior Notes, which is included in long-term debt, bear interest at a rate of 5.63% per annum. Interest is payable semiannually in arrears on April 1 and October 1 of each year beginning April 1, 2018. The Senior Notes will mature on October 1, 2025.

Borrowings under the Senior Notes are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. At April 2, 2018, we were in compliance with the covenants under the Senior Notes.

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

Asset-Based Lending Agreements

We maintain a $200.0 million U.S. Asset-Based Lending Credit Agreement (U.S. ABL), and a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans).

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200.0 million, a letter of credit facility for up to $50.0 million, and swingline loans for up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 125 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 25 basis points, at our option. At April 2, 2018, the interest rate on the outstanding borrowings under the U.S. ABL was 3.13%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and certain inventories as well as by a second position against a significant amount of our domestic assets and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and are structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes elsewhere in this section. At April 2, 2018, $17.0 million of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150.0 million and a letter of credit facility for up to $100.0 million, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At April 2, 2018, the interest rate on the outstanding borrowings under the Asia ABL was 3.28%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia cash and receivables and are structurally senior to our domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes elsewhere in this section. At April 2, 2018, $30.0 million of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

We have up to $50.0 million and $100.0 million Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of April 2, 2018, letters of credit in the amount of $7.3 million were outstanding under the U.S. ABL and $27.0 million were outstanding under the Asia ABL with various expiration dates through June 2019. Available borrowing capacity under the U.S. ABL and the Asia ABL was $175.7 million and $93.0 million, respectively, which considers letters of credit outstanding at April 2, 2018.

We are required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the ABL Revolving Loans. We paid commitment fees of $0.2 million for both of the quarters ended April 2, 2018 and April 3, 2017, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At April 2, 2018, we were in compliance with the covenants under the ABL Revolving Loans.

Other Credit Facility

Additionally, we are party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to us approximately $33.4 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2019. As of April 2, 2018, the Chinese Revolver had not been drawn upon.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of April 2, 2018:

	Total	Less Than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$772,237	$4,616	$53,996	$7,875	$705,750
Convertible debt obligations	249,985	—	249,985	—	—
Interest on debt obligations	272,362	42,693	72,526	82,686	74,457
Purchase obligations	115,364	105,303	1,254	635	8,172
Operating lease commitments	32,702	15,043	8,128	3,508	6,023

Total contractual obligations	$1,442,650	$167,655	$385,889	$94,704	$794,402

(1)	Unrecognized uncertain tax benefits of $42.1 million are not included in the table above as the settlement timing is uncertain.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risks

In the normal course of business we are exposed to risks associated with fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. One of our China facilities utilizes the Renminbi (RMB) as the functional currency, which results in recognition of translation adjustments included as a component of other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. We do not engage in hedging to manage foreign currency risk related to revenue and expenses denominated in RMB. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

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

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of April 2, 2018, approximately 61.3% of our total debt was based on fixed rates. Based on our borrowings as of April 2, 2018, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.0 million.

Debt Instruments

The table below presents information about certain of our debt instruments as of April 2, 2018 and January 1, 2018.

	As of April 2, 2018
	Remaining 2018	2019	2020	2021	2022	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$1,750	$3,500	$50,500	$4,375	$3,500	$331,625	$395,250	$396,556	4.25%
US$ Fixed Rate	1,116	421	250,435	—	—	375,000	626,972	785,417	4.08%

Total	$2,866	$3,921	$300,935	$4,375	$3,500	$706,625	$1,022,222	$1,181,973

	As of January 1, 2018
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$3,500	$2,625	$50,500	$4,375	$3,500	$331,625	$396,125	$393,943	3.94%
US$ Fixed Rate	1,078	407	250,419	—	—	375,000	626,904	815,887	4.08%

Total	$4,578	$3,032	$300,919	$4,375	$3,500	$706,625	$1,023,029	$1,209,830

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended January 1, 2018 for further discussion of market risks associated with interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of April 2, 2018, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended April 2, 2018, our management adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. Changes were made to relevant business processes and control activities related to the revenue recognition to monitor and maintain appropriate internal controls over financial reporting. The modified and new controls were designed to address risks associated with recognizing revenue based on the five-step model provided in the new standard and to ensure completeness and accuracy of the expanded disclosures required by the new standard.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 2, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TTM and Anaren have operated independently until consummation of the acquisition on April 18, 2018, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key TTM or Anaren employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses or other unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues and potential risks, among others, must be addressed in integrating the operations of TTM and Anaren in order to realize the anticipated benefits of the acquisition so the combined company performs as expected:

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

We have substantial debt and, as a result, we have significant debt service obligations. We maintain $250.0 million of Convertible Senior Notes due 2020 at an interest rate of 1.75%, a $348.3 million Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, $375.0 million of Senior Notes due 2025 (Senior Notes) at an interest rate of 5.63%, a $200.0 million U.S. Asset-Based Lending Credit Agreement (U.S ABL), and a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

In addition on April 18, 2018, we closed our $600.0 million commitment of incremental loans (Incremental Facility) concurrent with the completion of the acquisition of Anaren.

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

Borrowings under the Term Loan Facility (including the Incremental Facility), the U.S. ABL and the Asia ABL are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For illustrative purposes and assuming all loans under the Term Loan Facility (including the Incremental Facility), the U.S. ABL and the Asia ABL were fully drawn, each quarter point change in interest rates would result in a $3.2 million change in annual interest expense on our indebtedness under the Term Loan Facility (including the Incremental Facility), the U.S. ABL and the Asia ABL. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Changes in prices or availability of raw materials could have a material adverse effect on our business, financial condition, and results of operations and reduce our gross margins.

To manufacture PCBs, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, copper and other commodity products, which we order from our suppliers. In the case of backplane assemblies, components include connectors, sheet metal, capacitors, resistors and diodes, many of which are custom made and controlled by our customers’ approved vendors. If raw material and component prices increase or if there is inflationary pressure on the cost of the metals that we use to produce our product, especially copper, it may reduce our gross margins. Further, if the supply of materials which we use in our manufacturing process becomes limited, our ability to obtain the quantities necessary to meet our customers’ demand may be impacted which could cause us to encounter reduced revenue levels or price increases which would impact our profit margins.  If either of these situations occurs our financial condition and results of operations could be negatively impacted.

The Company may experience cash flow volatility.

We experience fluctuations in our revenues and cost structure and the resulting cash flows and expect that this will continue to occur in the future. We experience fluctuations in our cash flows for reasons that include (i) the types and complexity, number, size, timing and duration of client engagements; (ii) the timing of revenue recognition under U.S. GAAP; (iii) the seasonality of our business; (iv) fluctuations in costs of labor; (v) fluctuations in the cost and availability of raw materials; (vi) fluctuations in demand for our products; (vii) the length of billing and collection cycles and changes in amounts that may become uncollectible; (viii) changes in the frequency and complexity of government regulatory and enforcement activities; (ix) timing of customer payments; (x) fluctuations in the exchange rates of various currencies against the U.S. dollar; and (xi) economic factors beyond our control.  Such fluctuations could affect our ability to meet our obligations including debt repayments.  Any failure to meet our financial obligations could have a material adverse effect on our financial position and results of operations.

We are subject to risks of currency fluctuations.

A portion of our cash, other current assets and current liabilities is held in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets or liabilities as re-measured to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the RMB). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

On December 22, 2017, the President of the United States signed into law H.R. 1 (the “U.S. Tax Reform”). We are in the process of determining the impact to our financial statements of all aspects of U.S. Tax Reform and intend to reflect the impact of such reform in the financial statements during the period in which such amounts can be reasonably estimated. The U.S. Tax Reform includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction, such as the repeal of the deduction for domestic production activities. The U.S. Tax Reform also includes international provisions, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations. Financial statement impacts could include adjustments for the re-measurement of deferred tax assets (liabilities) and the accrual for deemed repatriation tax on unremitted foreign earnings and profits. There is substantial uncertainty regarding the details of the U.S. Tax Reform. The intended and unintended consequences of the U.S. Tax Reform on our business are not yet widely understood and, due to the large and expanding scale of our international business activities, the changes to the taxation of our activities effected by the U.S. Tax Reform could increase our worldwide effective tax rate and could materially impact our financial position or results of operations.

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

For the quarter ended April 2, 2018, we generated approximately 68.1% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties.  In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 32% and 34% of our net sales for the quarters ended April 2, 2018 and April 3, 2017 respectively, and one customer represented 16% of our sales for the quarter ended April 2, 2018. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

As of April 2, 2018, our consolidated balance sheet reflected $469.7 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 37% and 34% of our net sales for the quarters ended April 2, 2018 and April 3, 2017, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended April 2, 2018, aerospace and defense sales accounted for approximately 18% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

The process to manufacture PCBs requires adherence to domestic and foreign environmental regulations regarding the storage, use, handling, recycling, and disposal of chemicals, solid wastes, and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to Chinese environmental waste water law was issued in late 2012, allowing for an interim period in which plants subject to such law may install equipment that meet the new regulatory regime. Our plants in China are not yet in full compliance with the newly adopted environmental regulations. We have developed plans for these new regulations and we are in the process of implementing these plans. However, there can be no assurance that violations will not occur in the future.

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

Sales to EMS companies represented approximately 37% and 34% of our net sales for the quarters ended April 2, 2018 and April 3, 2017, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

10.1

Fourth Amendment to Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Deutsche Bank Securities Inc. and Sun Trust Bank, as Co-Documentation Agents, and Sun Trust Bank, as participant, dated as of April 18, 2018 (1)

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

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Documents

(1) Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on April 18, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: May 8, 2018	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: May 8, 2018	Todd B. Schull
Executive Vice President and Chief Financial Officer