Form 10-Q
period 2018-10-01
TTM TECHNOLOGIES INC
filed 2018-11-08
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, of registrant outstanding at November 1, 2018: 103,677,289

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	October 1,	January 1,
	2018	2018
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$207,952	$409,326
Accounts receivable, net	569,215	483,903
Contract assets	296,836	—
Inventories	122,232	294,588
Prepaid expenses and other current assets	36,773	33,490
Total current assets	1,233,008	1,221,307
Property, plant and equipment, net	1,059,246	1,056,845
Goodwill	765,867	372,571
Definite-lived intangibles, net	394,825	102,950
Deposits and other non-current assets	36,280	28,209
	$3,489,226	$2,781,882
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$40,000	$4,578
Accounts payable	451,645	497,455
Contract liabilities	5,025	—
Accrued salaries, wages and benefits	86,601	103,638
Other accrued expenses	112,005	114,685
Total current liabilities	695,276	720,356
Long-term debt, net of discount and issuance costs	1,518,315	975,479
Other long-term liabilities	100,724	74,667
Total long-term liabilities	1,619,039	1,050,146
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 103,677 and 101,820 shares issued and outstanding in 2018 and 2017, respectively	104	102
Additional paid-in capital	792,163	777,025
Retained earnings	343,177	193,342
Statutory surplus reserve	37,348	37,508
Accumulated other comprehensive income	2,119	3,403
Total stockholders’ equity	1,174,911	1,011,380
	$3,489,226	$2,781,882

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended October 1, 2018 and October 2, 2017

	Quarter Ended		Three Quarters ended
	October 1,	October 2,	October 1,	October 2,
	2018	2017	2018	2017
	(Unaudited)
	(In thousands, except per share data)
Net sales	$755,837	$666,814	$2,136,306	$1,919,243
Cost of goods sold	626,253	569,980	1,801,904	1,621,523
Gross profit	129,584	96,834	334,402	297,720
Operating expenses:
Selling and marketing	18,533	16,269	54,780	48,775
General and administrative	39,892	30,570	121,378	89,502
Amortization of definite-lived intangibles	16,609	5,905	41,959	17,727
Total operating expenses	75,034	52,744	218,117	156,004
Operating income	54,550	44,090	116,285	141,716
Other income (expense):
Interest expense	(22,225)	(13,598)	(56,425)	(40,116)
Loss on extinguishment of debt	—	(768)	—	(768)
Other, net	2,213	(6,984)	7,284	(14,519)
Total other expense, net	(20,012)	(21,350)	(49,141)	(55,403)
Income before income taxes	34,538	22,740	67,144	86,313
Income tax benefit (provision)	(7,537)	(1,205)	53,958	(10,902)
Net income	27,001	21,535	121,102	75,411
Less: Net income attributable to the noncontrolling interest	—	(82)	—	(408)
Net income attributable to TTM Technologies, Inc. stockholders	$27,001	$21,453	$121,102	$75,003

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings per share	$0.26	$0.21	$1.17	$0.74
Diluted earnings per share	$0.22	$0.19	$0.98	$0.65

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Three Quarters Ended October 1, 2018 and October 2, 2017

	Quarter Ended		Three Quarters ended
	October 1,	October 2,	October 1,	October 2,
	2018	2017	2018	2017
	(Unaudited)
	(In thousands)
Net income	$27,001	$21,535	$121,102	$75,411
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(1,248)	15,669	(2,327)	34,307
Net unrealized gains (losses) on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the period, net	1,641	30	(104)	194
Loss realized in the statement of operations	764	43	1,147	130
Net	2,405	73	1,043	324
Other comprehensive (loss) gain, net of tax	1,157	15,742	(1,284)	34,631
Comprehensive income, net of tax	28,158	37,277	119,818	110,042
Less: Comprehensive income attributable to the noncontrolling interest	—	(82)	—	(408)
Comprehensive income attributable to TTM Technologies, Inc. stockholders	$28,158	$37,195	$119,818	$109,634

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended October 1, 2018 and October 2, 2017

	Three Quarters ended
	October 1,	October 2,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$121,102	$75,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	121,165	109,719
Amortization of definite-lived intangible assets	44,124	17,727
Amortization of debt discount and issuance costs	10,326	7,977
Deferred income taxes	(64,516)	(4,936)
Stock-based compensation	14,948	13,306
Loss on extinguishment of debt	—	768
Other	666	6,971
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(44,685)	(42,268)
Contract assets	(12,597)	—
Inventories	5,399	(26,067)
Prepaid expenses and other current assets	(2,453)	(7,162)
Accounts payable	(25,598)	37,855
Contract liabilities	(2,753)	—
Accrued salaries, wages and benefits and other accrued expenses	(43,758)	(9,237)
Net cash provided by operating activities	121,370	180,064
Cash flows from investing activities:
Acquisition, net of cash acquired	(596,396)	—
Purchase of property, plant and equipment and equipment deposits	(116,387)	(118,933)
Proceeds from sale of property, plant and equipment and assets held for sale	262	27,052
Net cash used in investing activities	(712,521)	(91,881)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	600,000	725,000
Repayment of long-term debt borrowing	(44,378)	(700,000)
Repayment of assumed long-term debt in acquisition	(178,604)	—
Proceeds from borrowings of revolving loan	23,000	—
Repayment of revolving loan	—	(63,000)
Payment of debt issuance costs	(7,653)	(5,330)
Payment of original issue discount	(1,500)	(1,750)
Proceeds from exercise of stock options	192	74
Redemption of convertible notes	—	(15)
Net cash provided by (used in) financing activities	391,057	(45,021)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,280)	2,495
Net decrease in cash and cash equivalents	(201,374)	45,657
Cash and cash equivalents at beginning of period	409,326	256,277
Cash and cash equivalents at end of period	$207,952	$301,934

Supplemental cash flow information:
Cash paid, net for interest	$52,074	$32,855
Cash paid, net for income taxes	23,628	18,584
Noncash transactions:
Property, plant and equipment recorded in accounts payable	$49,386	$85,582

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions) as well as a global designer and manufacturer of RF and microwave components and assemblies. The Company provides time-to-market and volume production of advanced technology products and offers a one-stop manufacturing solution to customers from engineering support to prototype development through final mass production. This one-stop manufacturing solution enables the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

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

The Company assessed the new guidance and adopted the new revenue standard on January 2, 2018, which resulted in a change to the timing of revenue recognition for certain of the Company’s revenue streams from “point in time” upon physical delivery to an “over time” model. Additionally, the Company elected the cumulative effect transition method with adjustment to the opening balance of retained earnings at January 2, 2018 for all open contracts as of January 1, 2018. Therefore, comparative information has not been adjusted and continues to be reported under previous U.S. GAAP guidance for the consolidated balance sheet at January 1, 2018 and the consolidated condensed statement of operations for the quarter and three quarters ended October 2, 2017.

The cumulative effect of the changes made to the Company’s January 2, 2018 consolidated condensed balance sheet for the adoption of the new revenue standard was as follows:

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

Additionally, the disclosure below summarizes the impact of the adoption of the new revenue standard on the Company’s consolidated condensed balance sheet as of October 1, 2018, statement of operations for the quarter and three quarters ended October 1, 2018 and statement of cash flows for the three quarters ended October 1, 2018 for which the As Reported reflects the new revenue standard and Balances without New Revenue Standard Adjustment reflects the Company’s replaced revenue recognition policy of “point in time” and upon physical delivery, for certain revenue streams, as appropriate.

	October 1, 2018
	As reported	Effect of Change Increase (Decrease)	Balances without New Revenue Standard Adjustment
	(In thousands)
Balance Sheet
Assets
Accounts receivable, net	$569,215	$8,171	$561,044
Contract assets	296,836	288,723	8,113
Inventories	122,232	(241,839)	364,071
Liabilities
Other accrued expenses	112,005	13,945	98,060
Other long-term liabilities	100,724	3,163	97,561
Equity
Retained earnings	343,177	37,947	305,230

	Quarter ended October 1, 2018			Three quarters ended October 1, 2018
	As reported	Effect of Change Increase (Decrease)	Balances without New Revenue Standard Adjustment	As reported	Effect of Change Increase	Balances without New Revenue Standard Adjustment
	(In thousands)			(In thousands)
Net sales	$755,837	$(4,303)	$760,140	$2,136,306	$27,508	$2,108,798
Cost of goods sold	626,253	(4,056)	630,309	1,801,904	18,263	1,783,641
Gross profit	129,584	(247)	129,831	334,402	9,245	325,157
Net income	27,001	(247)	27,248	121,102	9,373	111,729

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Included in the Effect of Change Increase (Decrease) columns for the three quarters ended October 1, 2018 are $14,408, $11,375 and $3,033 of net sales, cost of goods sold and gross profit, respectively, related to the opening balance sheet of Anaren Inc. which was acquired on April 18, 2018 (See Note 3), and not to the activity during the three quarters of 2018.

	Three Quarters ended October 1, 2018
	As reported	Effect of Change Increase (Decrease)	Balances without New Revenue Standard Adjustment
	(In thousands)
Cash flows from operating activities:
Net income	$121,102	$9,373	$111,729
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(64,516)	(128)	(64,388)
Changes in operating assets and liabilities:
Accounts receivable, net	(44,685)	—	(44,685)
Contract assets	(12,597)	(28,069)	15,472
Inventories	5,399	18,263	(12,864)
Accrued salaries, wages and benefits and other accrued expenses	(43,758)	561	(44,319)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The FASB also provided a practical expedient transition method to adopt the new lease requirements by allowing entities to initially apply requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption that would enable the Company to not provide comparative period financial statements. Instead, the Company would apply the transition provisions of the lease standard at its effective date. The Company is planning  on electing the practical expedient transition method as well as the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and is evaluating other practical expedients available under the guidance. The Company expects the impact of adopting this new accounting standard to be material to its consolidated balance sheet, but is still evaluating the impact to its consolidated statement of income.

(2) Summary of Significant Accounting Policies

Revenue Recognition

         The Company derives revenues primarily from the sale of PCBs, custom electronic assemblies using customer-supplied engineering and design plans as well as the design and manufacture of RF and microwave components and assemblies.

For the PCBs and custom electronic assemblies, orders for products generally correspond to the production schedules of the Company’s customers and are supported with firm purchase orders. The Company’s customers have continuous control of the work in progress and finished goods throughout the PCB manufacturing process, as PCBs are built to customer specifications and do not have an alternative use. The customer typically controls the work in progress and finished goods as evidenced either by contractual termination clauses or by the Company’s rights to payment for work performed to date, plus a reasonable profit. As a result, the Company records revenue in accordance with the “over time” revenue standard as discussed in Note 1 Nature of Operations and Basis of Presentation ─ Recently Adopted and Issued Accounting Standards, beginning in the first quarter of 2018, the Company now recognizes revenue progressively over time based on the extent of progress towards completion of the performance obligation.

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

The Company provides customers a limited right of return for defective PCBs including components and subsystems, and assemblies. The Company accrues an estimate for sales returns and allowances progressively over time based on the extent of progress towards completion of the performance obligation using the Company’s judgment based on historical results and anticipated returns.  To the extent actual experience varies from its historical experience, revisions to the sales returns and allowances accrual may be required. Sales returns and allowances are recorded as a reduction of revenue and included as a component of accrued liabilities on the condensed consolidated balance sheet.

(3) Acquisition of Anaren Inc.

On April 18, 2018, the Company completed its acquisition of all issued and outstanding common stock of Anaren Holding Corp. for a total consideration of $787,911, subject to customary working capital and certain other adjustments. Other than the equity interests of Anaren, Inc. (Anaren), Anaren Holding Corp. had no material assets or liabilities and has no material independent operations. Anaren is a leading provider of mission-critical RF solutions, microelectronics, and microwave components and assemblies for the wireless infrastructure and aerospace and defense electronics markets.

For the quarter and three quarters ended October 1, 2018, bank fees and legal, accounting, and other professional service costs associated with the acquisition of $312 and $11,137, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed financial statements. There were no bank fees or legal, accounting, or other professional service costs associated with the acquisition for the quarter and three quarters ended October 2, 2017.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed. The following summarizes the preliminary estimated fair values of net assets acquired:

(In thousands)
Cash	$12,911
Trade and notes receivables	32,457
Contract assets	23,585
Inventories	56,619
Other current assets	1,373
Property, plant and equipment	45,115
Identifiable intangible assets	336,000
Other assets	300
Goodwill	393,296
Trade accounts payable	(14,623)
Contract liabilities	(7,778)
Other current liabilities	(7,643)
Long-term debt	(178,604)
Non-current deferred tax liabilities	(75,265)
Other liabilities	(8,436)
Total	$609,307

The Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of October 1, 2018, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, deferred taxes, goodwill, tax uncertainties, income taxes payable and assumed liabilities. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

Inventories

The Company acquired $56,619 of inventories as a result of the acquisition. Finished goods were preliminarily valued at estimated selling prices less costs of disposal and a reasonable profit for the selling effort. Work-in-process inventory was valued at estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance for the completion and selling effort. Raw materials were preliminarily valued at estimated replacement cost.

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

	Estimated fair value	Weighted- average amortization period
	(In thousands)
Customer relationships	$267,500	12.2 years
Developed technology	39,500	9.4 years
Backlog	29,000	0.9 years
	$336,000

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.

      During the quarter ended October 1, 2018, goodwill was adjusted to reflect a decrease of $2,214 in property, plant and equipment, a decrease of $1,000 in identifiable intangible assets and a net increase of $3,804 to liabilities due to additional information received regarding the valuation of certain property acquired, identifiable intangible assets, and others, respectively.

The Company has two reportable segments: PCB and E-M Solutions and has integrated Anaren into the PCB reportable segment. The excess purchase price over the fair value of assets acquired and liabilities assumed has been completely allocated to the PCB reportable segment.

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

Results of Operations

Included in the consolidated condensed statements of operations are net sales of $64,129 and $126,140, excluding intercompany sales, for the quarter and three quarters ended October 1, 2018, respectively. Pre-tax net income included in the consolidated condensed statements of operations from the Anaren operations for the quarter and three quarters ended October 1, 2018 have not been reported as it is impracticable to do so given the integration and other efficiency and cost saving measures in process during the third quarter ended October 1, 2018.

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

	Quarter Ended		Three Quarters Ended
	October 1,	October 2,	October 1,	October 2,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net sales	$755,837	$724,463	$2,204,980	$2,093,982
Net income attributable to TTM Technologies, Inc. stockholders	27,001	21,992	134,608	70,021
Basic earnings per share	$0.26	$0.22	$1.30	$0.69
Dilutive earnings per share	$0.22	$0.19	$1.08	$0.61

(4) Contract Asset and Liabilities

A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment.  Contract assets are classified as current assets and transferred to receivables when the entitlement to payment becomes unconditional. The Company’s contract assets are generally converted to trade account receivables within 90 days, at which time the Company is entitled to payment of the fixed price upon delivery of the finished product subject to customer payment terms. Contract assets were $296,836 as of October 1, 2018 and represent unbilled amounts for work performed to date, plus a reasonable profit. There were no contract assets as of January 1, 2018.

A contract liability is recognized when the Company has received payment in advance for the future transfer of goods or services. The Company’s contract liabilities are generally converted to revenue within 90 days. Contract liabilities were $5,025 as of October 1, 2018 and represent customer advances for work yet to be performed, plus a reasonable profit. There were no contract liabilities as of January 1, 2018.

(5) Inventories

Inventories as of October 1, 2018 and January 1, 2018 consisted of the following:

	As of
	October 1, 2018	January 1, 2018
	(in thousands)
Inventories:
Raw materials	$107,912	$75,835
Work-in-process	11,604	120,031
Finished goods	2,716	98,722
	$122,232	$294,588

(6) Goodwill

As of October 1, 2018 and January 1, 2018, goodwill was as follows:

Total
(In thousands)
Balance as of January 1, 2018
Goodwill	$543,971
Accumulated impairment losses	(171,400)
372,571

Goodwill recognized during the three quarters ended October 1, 2018	393,296
Balance as of October 1, 2018
Goodwill	937,267
Accumulated impairment losses	(171,400)
$765,867

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

All goodwill related to the Company’s PCB reportable segment.

The assignment of goodwill related to the acquisition is preliminary and will be completed in conjunction with the final purchase price allocation.

(7) Definite-lived Intangibles

As of October 1, 2018 and January 1, 2018, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
October 1, 2018
Customer relationships	$203,634	$(117,913)	$—	$85,721	8.1
Technology	3,000	(3,000)	—	—	3
Acquired intangibles from acquisition
Customer relationships	267,500	(10,073)	—	257,427	12.2
Developed technology	39,500	(2,165)	—	37,335	9.4
Backlog	29,000	(14,658)	—	14,342	0.9
	$542,634	$(147,809)	$—	$394,825
January 1, 2018:
Customer relationships	$203,563	$(101,089)	$72	$102,546	8.1
Technology	3,000	(2,596)	—	404	3
	$206,563	$(103,685)	$72	$102,950

The January 1, 2018 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight line method of amortization over the estimated useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $18,774 and $5,905 for the quarters ended October 1, 2018 and October 2, 2017, respectively, and $44,124 and $17,727 for the three quarters ended October 1, 2018 and October 2, 2017, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2018	$18,927
2019	53,136
2020	45,419
2021	42,108
2022	39,002
Thereafter	196,233
$394,825

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of October 1, 2018 and January 1, 2018:

	Interest Rate as of October 1, 2018	Principal Outstanding as of October 1, 2018	Interest Rate as of January 1, 2018	Principal Outstanding as of January 1, 2018
	(In thousands)
Term Loan due September 2024	4.77%	$905,879	4.06%	$349,125
Senior Notes due October 2025	5.63%	375,000	5.63%	375,000
Convertible Senior Notes due December 2020	1.75%	249,985	1.75%	249,985
U.S. ABL Revolving Loan due May 2020	3.77%	40,000	3.06%	17,000
Asia ABL Revolving Loan due May 2020	3.67%	30,000	2.96%	30,000
Capital Lease	—	—	6.43%	1,919
		1,600,864		1,023,029
Less: Long-term debt unamortized discount		(24,823)		(30,513)
Long-term debt unamortized debt issuance costs		(17,726)		(12,459)
		1,558,315		980,057
Less: current maturities		(40,000)		(4,578)
Long-term debt, less current maturities		$1,518,315		$975,479

Term Loan Facility

On April 18, 2018, the Company closed its $600,000 commitment of incremental loans concurrent with the completion of its acquisition of Anaren. At issuance, these incremental loans increased the Company’s existing balance of its Term Loan Facility due 2024 from $348,250 to $948,250. The Term Loan Facility had an outstanding balance of $905,879 as of October 1, 2018, of which $40,000 is included in short-term debt and $865,879 is included in long-term debt. The Term Loan Facility was issued at a weighted average discount of 99.7% and bears interest, at the Company’s option, at a floating rate of LIBOR, plus an applicable interest margin of 2.50%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.5% or LIBOR plus 1.0%), subject to a 1.0% floor plus an applicable margin of 1.5%. At October 1, 2018 the interest rate on the outstanding borrowings under the Term Loan Facility was 4.77%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of the domestic assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

Subsequent to October 1, 2018, the Company made an optional debt principal prepayment of $40,000. As a result of the principal prepayments, the Company is no longer required to make any quarterly scheduled payments. However, based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, the Company may be required to make an additional principal payment on an annual basis beginning after fiscal year 2018. Any remaining outstanding balance under the Term Loan Facility is due at the maturity date of September 28, 2024.

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

As of October 1, 2018 and January 1, 2018, the following summarizes the equity components of the convertible senior notes included in additional paid-in capital:

	As of October 1, 2018 and January 1, 2018
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Convertible Senior Notes due 2020	$60,216	$(1,916)	$58,300

The components of interest expense resulting from the convertible senior notes for the quarters and three quarters ended October 1, 2018 and October 2, 2017 are as follows:

	Quarter Ended		Three Quarters Ended
	October 1,	October 2,	October 1,	October 2,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Contractual coupon interest	$1,094	$1,094	$3,281	$3,281
Amortization of debt discount	$2,303	$2,159	$6,800	$6,376
Amortization of debt issuance costs	$231	$216	$682	$639

Asset-Based Lending Agreements

The Company maintains a $200,000 U.S. Asset-Based Lending Credit Agreement (U.S. ABL), and a $150,000 Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans).

The U.S. ABL consists of three tranches comprised of a revolving credit facility for up to $200,000, a letter of credit facility for up to $50,000, and swingline loans for up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at the Company’s option. At October 1, 2018, the interest rate on the outstanding borrowings under the U.S. ABL was 3.77%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and certain inventories as well as by a second position against a significant amount of the domestic assets of the Company and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. At October 1, 2018, $40,000 of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At October 1, 2018, the interest rate on the outstanding borrowings under the Asia ABL was 3.67%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. At October 1, 2018, $30,000 of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of October 1, 2018, letters of credit in the amount of $6,701 were outstanding under the U.S. ABL and $9,287 were outstanding under the Asia ABL with various expiration dates through December 2019. Available borrowing capacity under the U.S. ABL and the Asia ABL was $153,299 and $110,713, respectively, which considers letters of credit outstanding at October 1, 2018.

The Company is required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $251 and $179 for the quarters ended October 1, 2018 and October 2, 2017, respectively, and $739 and $546 for the three quarters ended October 1, 2018 and October 2, 2017, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $30,600 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2019. As of October 1, 2018, the Chinese Revolver had not been drawn upon.

Debt Issuance and Debt Discount

As of October 1, 2018 and January 1, 2018, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes and Convertible Senior Notes are as follows:

	As of October 1, 2018			As of January 1, 2018
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(in thousands)
Term Loan due September 2024	$9,266	$2,804	4.66%	$2,788	$1,691	3.96%
Senior Notes due October 2025	6,253	—	5.92%	6,782	—	5.92%
Convertible Senior Notes	2,207	22,019	6.48%	2,889	28,822	6.48%
	$17,726	$24,823		$12,459	$30,513

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,670 and $2,421 as of October 1, 2018 and January 1, 2018, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

At October 1, 2018, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 3.9 years.

Loss on Extinguishment of Debt

During the quarter ended October 2, 2017, the Company recognized loss on extinguishment of debt of $768, primarily associated with the write off of the remaining unamortized debt issuance and debt discount for the 2016 Term Loan.

(9) Income Taxes

The Company’s effective tax rate is impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items.

During the quarter and three quarters ended October 1, 2018, the Company’s effective tax rate was impacted by a net discrete benefit of $1,567 and $67,996, respectively. This is related to accrued interest expense on existing uncertain tax positions, tax incentives, release of uncertain tax positions due to the expiration of the statute of limitations in foreign jurisdictions, release of a portion of the Company’s valuation allowance against its U.S. federal and state net deferred tax assets, return to provision benefits, and an additional expense related to the non U.S. income tax effect of a change in assertion with respect to the Company’s indefinite reinvestment policy outside of the U.S. Additionally, no tax benefit was recorded on the losses incurred in certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

During the quarter ended July 2, 2018, the Company recorded a discrete tax benefit of $74,599 (included in the net amount reported in the previous paragraph) related to the release of a portion of the Company’s valuation allowance against its U.S. federal and state net deferred tax assets as a result of the net deferred tax liability established with the acquisition of Anaren. The Company expects its earnings attributable to foreign subsidiaries will be indefinitely reinvested outside of the U.S. but to facilitate more efficient cash management outside of the U.S., the Company revised its assertion during the quarter ended July 2, 2018 such that a majority of foreign earnings can be repatriated up to the top tier foreign holding company and as such, has provided for an additional accrual of deferred tax liabilities as a discrete tax expense of $9,963 (also included in the net amount reported in the previous paragraph) for the quarter ended July 2, 2018.  The Company continues to maintain its indefinite reinvestment of earnings attributable to foreign subsidiaries with respect to the U.S. and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.

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

Effects of tax law changes where a reasonable estimate of the accounting effects cannot yet been made include the one-time mandatory repatriation transition tax on the net accumulated earnings and profits of the Company’s foreign subsidiaries earned post 1986. For the year ended January 1, 2018, the Company had performed a preliminary earnings and profits analysis with consideration given to foreign loss carryforwards acquired as a result of the Company’s acquisitions and determined on a provisional basis that there should be no income tax effect in the current or any future period. For the quarter and three quarters ended October 1, 2018, the Company has continued to gather documentation to support its position and maintains that there should be no income tax effect.

The Company has determined that the following provisions that are effective January 1, 2018 and relevant to the Company will not impact the quarter and three quarters ended October 1, 2018 tax expense, primarily as a result of the full valuation allowance in the U.S.: limitations on certain entertainment expenses, the inclusion of commissions and performance based compensation in determining the excessive compensation limitation, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI). The Company has decided to make a policy election to treat the GILTI tax as a period expense and as such, no U.S. deferred taxes will be calculated on foreign earnings that are expected to generate GILTI income when they reverse in future years.

For the quarter and three quarters ended October 1, 2018, other than as noted above, the Company has not made any changes to its previously provisional estimate of the impact U.S. Tax Reform and the Company continues to analyze and model the impact and will record said impact as it becomes more certain. This includes the mandatory repatriation tax and the indefinite criterion assertion on foreign earnings (with respect to repatriation to the U.S.).

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

On May 15, 2018, the Company entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400,000 for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, the Company pays a fixed rate of 2.84% against the first interest payments of a portion of its LIBOR-based debt and receives floating 1-month LIBOR during the swap period.

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of October 1, 2018, the fair value of the interest rate swap was recorded as an asset in the amount of $977 and included as a component of other assets. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income, net of tax, in the Company’s consolidated condensed balance sheet. No ineffectiveness was recognized for the quarter and three quarters ended October 1, 2018. During the quarter and three quarters ended October 1, 2018, the interest rate swap increased interest expense by $752 and $1,055, respectively.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts at October 1, 2018 and January 1, 2018 was approximately $6,482 and $10,927, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	October 1, 2018	January 1, 2018
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other assets	$977
Foreign exchange contracts	Other accrued expenses		$(6)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets		107
Foreign exchange contracts	Other accrued expenses	(346)	(132)
Foreign exchange contracts	Other long-term liabilities		(13)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following table provides information about the amounts recorded in accumulated other comprehensive income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive income:

		Quarter ended October 1, 2018			Quarter ended October 2, 2017
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$1,641	$(752)	$—	$—	$—	$—
Foreign currency forward	Depreciation expense	—	(12)	—	30	(43)	—

		Three Quarters ended October 1, 2018			Three Quarters ended October 2, 2017
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(78)	$(1,055)	$—	$—	$—	$—
Foreign currency forward	Depreciation expense	(26)	(92)	—	194	(130)	—

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive income for the three quarters ended October 1, 2018 and October 2, 2017:

	Three Quarters Ended
	October 1,	October 2,
	2018	2017
	(In thousands)
Beginning balance, net of tax	$(742)	$(1,180)
Changes in fair value gain (loss), net of tax	(104)	194
Reclassification to earnings	1,147	130
Ending balance, net of tax	$301	$(856)

The Company expects that losses of approximately $1,064 of the accumulated other comprehensive income (loss) will be reclassified into the statement of operations, net of tax, in the next 12 months.

The net gain (loss) recognized in other, net in the consolidated condensed statements of operations on derivative instruments not designated as hedges is as follows:

	Quarter Ended		Three Quarters Ended
	October 1,	October 2,	October 1,	October 2,
	2018	2017	2018	2017
	(In thousands)
Derivative instruments not designated as hedges:
Foreign exchange contracts	$(197)	$67	$(94)	$38

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(11) Accumulated Other Comprehensive Income

The following provides a summary of the components of accumulated other comprehensive income as of October 1, 2018 and January 1, 2018:

	Foreign Currency Translation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at January 1, 2018	$4,145	$(742)	$3,403
Other comprehensive income (loss) before reclassifications	(2,327)	(104)	(2,431)
Amounts reclassified from accumulated other comprehensive income	—	1,147	1,147

Other comprehensive income (loss)	(2,327)	1,043	(1,284)

Ending balance at October 1, 2018	$1,818	$301	$2,119

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

For the quarters ended October 1, 2018 and October 2, 2017, one customer accounted for approximately 20% and 21%, respectively, of the Company’s net sales. For the three quarters ended October 1, 2018 and October 2, 2017, one customer accounted for approximately 15% and 18%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarters or three quarters ended October 1, 2018 and October 2, 2017.

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

The carrying amount and estimated fair value of the Company’s financial instruments at October 1, 2018 and January 1, 2018 were as follows:

	October 1, 2018		January 1, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$977	977	$107	$107
Derivative liabilities, current	346	346	151	151
Term Loan due September 2024	893,809	909,276	344,646	346,943
Senior Notes due October 2025	368,747	373,838	368,218	384,769
Convertible Senior Notes	225,759	420,100	218,274	429,199
ABL Revolving Loans	70,000	70,000	47,000	47,000
Capital lease	—	—	1,919	1,919

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of October 1, 2018 and January 1, 2018, which are considered Level 1 and Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 1 and Level 2 inputs.

As of October 1, 2018 and January 1, 2018, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents at October 1, 2018 consisted of $27,082 held in the U.S., with the remaining $180,870 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of October 1, 2018 and January 1, 2018. However, these amounts are not material to the consolidated condensed financial statements of the Company.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters and three quarters ended October 1, 2018 and October 2, 2017:

	Quarter Ended		Three Quarters Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
	(In thousands, except per share amounts)
Basic earnings:
Basic earnings	$27,001	$21,453	$121,102	$75,003
Diluted earnings:
Net income attributable to TTM Technologies, Inc. stockholders	$27,001	$21,453	$121,102	$75,003
Interest expense from convertible senior notes, net of tax	3,628	3,469	10,763	10,296
Diluted earnings	$30,629	$24,922	$131,865	$85,299

Basic weighted average shares	103,676	101,814	103,246	101,501
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,595	1,692	1,600	1,721
Dilutive effect of outstanding warrants	5,226	2,151	4,086	2,753
Dilutive effect of assumed conversion of convertible senior notes outstanding	25,938	25,939	25,939	25,939
Diluted shares	136,435	131,596	134,871	131,914
Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.26	0.21	$1.17	$0.74
Diluted	$0.22	0.19	$0.98	$0.65

Performance-based restricted stock units (PRUs), restricted stock units (RSUs) and stock options to purchase 30 and 631 shares of common stock for the quarters ended October 1, 2018 and October 2, 2017, respectively, and 335 and 275 for the three quarters ended October 1, 2018 and October 2, 2017, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for PRUs, RSUs or stock options was greater than the average market price of common shares during the applicable quarter and three quarters and, therefore, the effect would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	October 1,	October 2,	October 1,	October 2,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Cost of goods sold	$774	$606	$2,132	$1,639
Selling and marketing	520	369	1,439	1,008
General and administrative	4,165	3,703	11,377	10,659
Stock-based compensation expense recognized	$5,459	$4,678	$14,948	$13,306

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of PRUs, representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance and market conditions during the period. The performance and market condition metrics of the PRU program are based on (a) annual financial targets, which are based

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

on revenue and EBITDA (earnings before interest, tax, depreciation, and amortization expense), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to a group of peer companies selected by the Company’s compensation committee, over the three-year performance period.

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. For the three quarters ended October 1, 2018, management determined that vesting of the PRU awards was probable. PRUs activity for the three quarters ended October 1, 2018 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding target shares at January 1, 2018	409	$16.39
Granted	335	19.59
Change in units due to annual performance achievement	(40)	19.59
Outstanding target shares at October 1, 2018	704	$17.73

Restricted Stock Units

The Company granted 5 RSUs during the quarter ended October 1, 2018, and the RSUs granted have a weighted-average fair value per unit of $17.57.  The Company granted 1,028 and 1,007 RSUs during the three quarters ended October 1, 2018 and October 2, 2017, respectively. The RSUs granted have a weighted-average fair value per unit of $15.45 and $15.82 for the three quarters ended October 1, 2018 and October 2, 2017, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant. The Company did not grant RSUs during the quarter ended October 2, 2017.

Stock Options

During the three quarters ended October 1, 2018, The Company granted 20 stock option awards to a newly appointed member of the board which were estimated to have a fair value per share of $8.92. The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the three quarters ended October 1, 2018, the fair value was determined using 3.0% as the risk-free interest rate, 43% as the expected volatility, 8.5 years as the expected term and no dividend yield. The Company did not grant stock option awards during the quarter ended October 1, 2018, or during the quarter and three quarters ended October 2, 2017.

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of October 1, 2018:

	Unrecognized Stock- Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$21,077	1.4
PRU awards	4,514	1.1
Stock options	230	2.0
	$25,821

(17) Segment Information

The reportable segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company has two reportable segments: PCB and E-M Solutions. As of the third quarter of 2018, the Company completed the integration of Anaren and reassessed its reportable segments, which resulted in the inclusion of Anaren into the PCB reportable segment. The PCB reportable segment is comprised of multiple operating segments. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods, and regulatory environments.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The inter-segment sales for the quarters and three quarters ended October 1, 2018 and October 2, 2017, are sales primarily from the PCB to the E-M Solutions reportable segment.

	Quarter Ended		Three Quarters ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
	(In thousands)		(In thousands)
Net Sales:
PCB (1)	$698,983	$609,742	$1,975,913	$1,773,003
E-M Solutions	59,481	60,620	168,474	155,187
Total sales	758,464	670,362	2,144,387	1,928,190
Inter-segment sales	(2,627)	(3,548)	(8,081)	(8,947)
Total net sales (1)	$755,837	$666,814	$2,136,306	$1,919,243
Operating Segment Income (Loss):
PCB (1)	$98,039	$70,443	$242,467	$222,134
E-M Solutions	2,205	2,870	4,741	3,917
Corporate	(26,920)	(23,318)	(86,799)	(66,608)
Total operating segment income	73,324	49,995	160,409	159,443
Amortization of definite-lived intangibles (2)	(18,774)	(5,905)	(44,124)	(17,727)
Total operating income	54,550	44,090	116,285	141,716
Total other expense	(20,012)	(21,350)	(49,141)	(55,403)
Income before income taxes	$34,538	$22,740	$67,144	$86,313

(1)	Figures for the quarter and three quarters ended October 2, 2017 do not include Anaren, as the acquisition occurred on April 18, 2018.
(2)	Amortization of definite-lived intangibles primarily relates to the PCB reportable segment.

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, corporate sales, information technology, facilities, corporate operations and human resources personnel. Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Anaren in the amount of $312 and $11,137 for the quarter and three quarters ended October 1, 2018, respectively, are also included in Corporate. See Note 3 Acquisition of Anaren Inc.

(18) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a member of the Board of Directors of the Company holds an equity interest. The Company’s foreign subsidiaries purchased laminate and prepreg from these related parties in the amount of $10,437 and $13,225 for the quarters ended October 1, 2018 and October 2, 2017, respectively, and $35,695 and $38,886 for the three quarters ended October 1, 2018 and October 2, 2017, respectively.

As of October 1, 2018 and January 1, 2018, the Company’s consolidated condensed balance sheets included $10,745 and $14,452, respectively, in accounts payable due to related parties primarily for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated condensed balance sheets.

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

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions) as well as a global designer and manufacturer of RF and microwave components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop manufacturing solution to our customers from engineering support to prototype development through final mass production. This one-stop manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 2,200 customers in various markets throughout the world, including aerospace and defense, automotive components, smartphones and touchscreen tablets, high-end computing, and medical, industrial and instrumentation related products as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

On April 18, 2018, we acquired all of the issued and outstanding common stock of Anaren Holding Corp. for total consideration of $787.9 million subject to customary working capital and certain other adjustments. Other than the equity interests of Anaren, Inc. (Anaren), Anaren Holding Corp. has no material assets or liabilities and has no material independent operations. Anaren is a leading provider of mission-critical RF solutions, microelectronics, and microwave components and assemblies for the wireless infrastructure and aerospace and defense electronics markets.

Additionally, on April 18, 2018 we closed our $600.0 million commitment for incremental loans concurrent with the completion of our acquisition of Anaren. We used the proceeds of the incremental loans, along with cash on hand to fund the purchase price of the acquisition and to pay related fees and expenses.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our 10 largest customers accounted for 49% and 50% of our net sales for the quarters ended October 1, 2018 and October 2, 2017, respectively, and 45% and 46% for the three quarters ended October 1, 2018 and October 2, 2017, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Three Quarters Ended
End Markets(1)(2)	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Aerospace and Defense	23%	16%	22%	16%
Automotive	15	20	18	20
Cellular Phone(2)	17	17	13	15
Computing/Storage/Peripherals(2)	14	14	14	14
Medical/Industrial/Instrumentation	13	14	14	14
Networking/Communications	17	17	17	19
Other(3)	1	2	2	2
Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

We derive revenues primarily from the sale of PCBs, custom electronic assemblies using customer-supplied engineering and design plans as well as the design and manufacture of RF and microwave components and assemblies. Most orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Most of our customers have continuous control of the work in progress and finished goods throughout the PCB manufacturing process, as PCBs are built to customer specifications and do not have an alternative use. The customer typically controls the work in progress and finished goods as evidenced either by contractual termination clauses or by our right to payment for work performed to date, plus a reasonable profit. As a result, and in light of our adoption of the new “over time” revenue standard as further discussed below in the “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” beginning in the first quarter of 2018, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation rather than upon shipment as we had in the past.

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

Additionally, we have certain long-term contracts related to the manufacture of components, assemblies, and subsystems. These long-term contracts, many of which provide for periodic payments, are recognized over time under the percentage-of completion method. Estimated manufacturing cost-at-completion for these contracts are reviewed on a periodic basis, and adjustments are made periodically to the estimated cost-at-completion, based on actual costs incurred, progress made, and estimates of costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value and the loss resulting from the cost overruns are immediately recognized.

We also manufacture certain components, assemblies, and subsystems for which we recognize revenue at a point in time as the customer does not simultaneously receive or consume the benefits provided by our performance and the asset being manufactured has alternative uses to us.

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

The new revenue standard replaced most existing revenue recognition guidance in U.S. GAAP, including industry specific requirements, and provides companies with a single revenue recognition model for recognizing revenue of contracts with customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We assessed the new guidance and adopted the new revenue standard on January 2, 2018, which resulted in a change to the timing of revenue recognition for most of our revenue streams from “point in time” upon physical delivery to an “over time” model.

RESULTS OF OPERATIONS

The quarter and three quarters ended October 2, 2017 do not include the results of operations from our acquisition of Anaren, as the acquisition occurred on April 18, 2018. The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Three Quarters Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.9	85.5	84.3	84.5
Gross profit	17.1	14.5	15.7	15.5
Operating expenses:
Selling and marketing	2.5	2.4	2.6	2.5
General and administrative	5.3	4.6	5.7	4.7
Amortization of definite-lived intangibles	2.2	0.9	2.0	0.9
Total operating expenses	10.0	7.9	10.3	8.1
Operating income	7.1	6.6	5.4	7.4
Other income (expense):
Interest expense	(2.9)	(2.1)	(2.6)	(2.1)
Other, net	0.3	(1.1)	0.3	(0.8)
Total other expense, net	(2.6)	(3.2)	(2.3)	(2.9)
Income before income taxes	4.5	3.4	3.1	4.5
Income tax provision	(0.9)	(0.2)	2.6	(0.6)
Net income	3.6	3.2	5.7	3.9
Less: Net income attributable to the non- controlling interest	—	—	—	—
Net income attributable to TTM Technologies, Inc. stockholders	3.6%	3.2%	5.7%	3.9%

We have two reportable segments: PCB and E-M Solutions. Following the acquisition of Anaren on April 18, 2018, we classified Anaren as a reportable segment. See Notes to Consolidated Condensed Financial Statements ─ Note 3 Acquisition of Anaren, Inc. However, as of the third quarter of 2018, we completed our integration of Anaren and reassessed our reportable segments, which resulted in the inclusion of Anaren into the PCB reportable segment. The PCB reportable segment is comprised of multiple operating segments. Factors considered in determining whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production process, type or class of customers, distribution methods and regulatory environments.

The following table compares net sales by reportable segment for the quarters and three quarters ended October 1, 2018 and October 2, 2017:

	Quarter Ended		Three Quarters Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
	(In thousands)		(In thousands)
Net Sales
PCB (1)	$698,983	$609,742	$1,975,913	$1,773,003
E-M Solutions	59,481	60,620	168,474	155,187
Total sales	758,464	670,362	2,144,387	1,928,190
Inter-segment sales	(2,627)	(3,548)	(8,081)	(8,947)
Total net sales (1)	$755,837	$666,814	$2,136,306	$1,919,243

(1) Figures for the quarter and three quarters ended October 2, 2017 do not include sales of Anaren, as the acquisition occurred on April 18, 2018.

Net Sales

Total net sales increased $89.0 million, or 13.3%, from $666.8 million for the third quarter of 2017 to $755.8 million for the third quarter of 2018. Net sales for the PCB reportable segment, excluding inter-segment sales, increased $90.2 million, or 14.9%, from $606.2 million for the third quarter of 2017 to $696.4 million for the third quarter of 2018. This increase was primarily due to the acquisition of Anaren, which accounted for $64.1 million in sales in the third quarter of 2018, as well as higher demand in the

Aerospace and Defense, Computing/Storage/Peripherals and Cellular Phone end markets, partially offset by a decline in our Automotive end market. These changes resulted in an average PCB selling price increase of 15.5%, driven mainly by product mix shift, however the resulting increase in net sales was partially offset by a 6.7% decrease in the volume of PCB shipments as compared to the third quarter of 2017. Net sales for the E-M Solutions reportable segment decreased $1.1 million from $60.6 million for the third quarter of 2017 to $59.5 million for the third quarter of 2018. The decrease was primarily due to lower demand in our Automotive and Medical/Industrial/Instrumentation end markets.

Total net sales increased $217.1 million, or 11.3%, from $1,919.2 million for the first three quarters of 2017 to $2,136.3 million for the first three quarters of 2018. Net sales for the PCB reportable segment, excluding inter-segment sales, increased $203.7 million, or 11.5%, from $1,764.1 million for the first three quarters of 2017 to $1,967.8 million for the first three quarters of 2018. This increase was primarily due to the acquisition of Anaren, which accounted for $126.1 million in sales in the first three quarters of 2018.  Additionally, the increase in PCB sales was due to higher demand in the Aerospace and Defense, Medical/Industrial/Instrumentation and Computing/Storage/Peripherals end markets, partially offset by a decline in our Networking/Communications end market. These changes resulted in an average PCB selling price increase of 9.7%, driven mainly by product mix shift, however the resulting increase in net sales was partially offset by a 4.1% decrease in the volume of PCB shipments as compared to the first three quarters of 2017. Net sales for the E-M Solutions reportable segment increased $13.3 million, or 8.6%, from $155.2 million for the first three quarters of 2017 to $168.5 million for the first three quarters of 2018. The increase was primarily due to higher demand in our Automotive end market in the first two quarters of 2018, partially offset by the lower demand noted above in the third quarter of 2018.

Gross Margin

Overall gross margin increased from 14.5% for the third quarter of 2017 to 17.1% for the third quarter of 2018. Gross margin for the PCB reportable segment increased from 15.5% for the third quarter of 2017 to 18.6% for the third quarter of 2018 primarily due to the acquisition of Anaren and higher capacity utilization at our Aerospace & Defense focused facilities. Gross margin for the E-M Solutions reportable segment decreased from 8.7% for the third quarter of 2017 to 8.0% for the third quarter of 2018 primarily due to unfavorable product mix.

Overall gross margin increased from 15.5% for the first three quarters of 2017 to 15.7% for the first three quarters of 2018. Gross margin for the PCB reportable segment increased from 16.6% for the first three quarters of 2017 to 16.8% for the first three quarters of 2018, primarily due to the acquisition of Anaren and higher capacity utilization at our Aerospace & Defense focused facilities, partially offset by decreased volumes at our Cellular facilities. Gross margin for the E-M Solutions reportable segment decreased from 7.5% for the first three quarters of 2017 to 7.3% for the first three quarters of 2018, primarily due to unfavorable product mix in the third quarter of 2018.

Capacity utilization is a key driver for us, particularly in our high volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the third quarter of 2017 in our Asia and North America PCB facilities was 86% and 55%, respectively, compared to 80% and 60%, respectively, in the third quarter of 2018. Capacity utilization for the first three quarters of 2017 in our Asia and North America PCB facilities was 83% and 55%, respectively, compared to 76% and 61%, respectively, in the first three quarters of 2018.

Selling and Marketing Expenses

Selling and marketing expenses increased $2.2 million, from $16.3 million for the third quarter of 2017 to $18.5 million for the third quarter of 2018. Selling and marketing expenses increased $6.0 million, from $48.8 million for the first three quarters of 2017 to $54.8 million for the first three quarters of 2018. As a percentage of net sales, selling and marketing expenses was 2.4% for the third quarter of 2017, as compared to 2.5% for the third quarter of 2018, and 2.5% for the first three quarters of 2017, as compared to 2.6% for the first three quarters of 2018. The increase in selling and marketing expense for both the quarter and three quarters ended October 1, 2018 primarily related to the acquisition of Anaren on April 18, 2018.

General and Administrative Expenses

General and administrative expenses increased $9.3 million from $30.6 million, or 4.6% of net sales, for the third quarter of 2017 to $39.9 million, or 5.3% of net sales, for the third quarter of 2018. General and administrative expenses increased $31.9 million from $89.5 million, or 4.6% of net sales, for the first three quarters of 2017 to $121.4 million, or 5.7% of net sales, for the first three quarters of 2018. The increase in expense primarily relates to general and administrative expenses incurred by Anaren post acquisition and $0.3 million and $11.1 million of acquisition-related costs during the quarter and three quarters ended October 1, 2018, respectively, associated with the acquisition of Anaren on April 18, 2018.

Other Income (Expense)

Other expense, net decreased $1.4 million from $21.4 million for the third quarter of 2017 to $20.0 million for the third quarter of 2018. Other expense, net decreased $6.3 million from $55.4 million for the first three quarters of 2017 to $49.1 million for the first three quarters of 2018. The decrease in other expense, net for both the quarter and three quarters ended October 1, 2018 was primarily the result of foreign currency gains of $1.8 million and $3.2 million for the quarter and three quarters ended October 1, 2018, respectively, due to the depreciation of the Chinese Renminbi (RMB) compared with foreign currency losses in the prior year periods and the absence of $0.8 million loss on extinguishment of debt in 2018. This was partially offset by an increase in interest expense of $8.6 million and $16.3 million for the quarter and three quarters ended October 1, 2018, respectively, primarily related to the $600.0 million incremental borrowing in conjunction with the Anaren acquisition. We utilize the RMB at our China facilities for employee-related expenses, foreign currency denominated purchases, and other costs of running our operations in China.

Income Taxes

The provision for income taxes increased by $6.3 million from $1.2 million for the third quarter of 2017 to $7.5 million for the third quarter of 2018. The provision for income taxes decreased by $64.9 million from $10.9 million of tax expense for the first three quarters of 2017 to $54.0 million of tax benefit for the first three quarters of 2018. The decrease in income tax expense for the first three quarters in 2018 was primarily due to a release of a portion of our valuation allowance, decreased operating income, additional benefits from the release of uncertain tax positions, additional tax incentives, and an offset by an additional accrual of tax expense related to a change in our policy of indefinite reinvestment outside of the U.S.

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

To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but is able to be reasonably estimated, the Company must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. More specifically, SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose the tax effects of the Tax Act. The steps are (1) to record the effects of the change in tax law for which accounting is complete; (2) to record provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but for which a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, to continue to apply ASC 740 based on the tax law in effect prior to enactment of the Tax Act.

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

Our effective tax rate was primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, as well as changes in valuation allowances, and certain non-deductible items. Certain foreign losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. We had a net deferred income tax liability of approximately $18.9 million and $4.9 million as of October 1, 2018 and January 1, 2018, respectively.

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

Cash flow provided by operating activities during the first three quarters of 2018 was $121.4 million as compared to $180.1 million in the same period in 2017. The decrease in cash flow was primarily due to increased investment in working capital in 2018, primarily due to the impact of the Anaren Acquisition. As of October 1, 2018, we had net working capital of approximately $537.7 million compared to $501.0 million as of January 1, 2018.

Net cash used in investing activities was approximately $712.5 million for the first three quarters of 2018, reflecting $596.4 million for the acquisition of Anaren, net of debt assumed, and $116.1 million for purchases of property, plant and equipment. Net cash used in investing activities was approximately $91.9 million for the first three quarters of 2017 reflecting purchases of property, plant and equipment of $118.9 million less proceeds from sale of property, plant and equipment and assets held for sale of $27.0 million.

Net cash provided by financing activities was approximately $391.1 million for the first three quarters of 2018, primarily reflecting proceeds of $623.0 million from the incremental term and revolving loan borrowings, offset by the repayment of assumed long-term debt related to the acquisition of Anaren of $178.6 million, repayment of long-term debt $44.4 million, and payment of debt issuance costs and original issue discount of $9.2 million associated with the incremental term loans. Net cash used by financing activities was approximately $45.0 million for the first three quarters of 2017 reflecting proceeds from long-term debt totaling $725.0 million, offset by the repayment of $700.0 million of long-term debt, repayment of $63.0 million of a revolving loan, and payment of debt issuance costs and original issue discount of $7.1 million associated with the Term Loan Facility and Senior Notes.

As of October 1, 2018, we had cash and cash equivalents of approximately $208.0 million, of which approximately $180.9 million was held by our foreign subsidiaries, primarily in China. Cash and cash equivalents held by our foreign locations are expected to be used in local operations.

Our 2018 net capital expenditures are expected to be in the range of $150.0 million to $170.0 million.

Long-term Debt and Letters of Credit

Term Loan Facility

On April 18, 2018, we closed our $600.0 million commitment of incremental loans concurrent with the completion of our acquisition of Anaren. We used the proceeds of the incremental loans along with cash on hand to fund the purchase of the acquisition and to pay related fees and expenses. These incremental loans increased the existing balance of our Term Loan Facility due 2024 from $348.3 million to $948.3 million. The Term Loan Facility had an outstanding balance of $905.9 million as of October 1, 2018, of which $40.0 million is included in short-term debt and $865.9 million is included in long-term debt, was issued at a weighted average discount of 99.7% and bears interest, at our option, at a floating rate of LIBOR, plus an applicable interest margin of 2.5%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.5% or LIBOR plus 1%), subject to a 1% floor plus an applicable margin of 1.5%. At October 1, 2018, the interest rate on the outstanding borrowings under the Term Loan Facility was 4.77%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of our domestic assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and is structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

Subsequent to October 1, 2018, we made an optional debt principal prepayment of $40.0 million. As a result of our prepayments, we are no longer required to make any quarterly scheduled payments. However, based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, we may be required to make an additional principal payment on an annual basis beginning after fiscal year 2018. Any remaining outstanding balance under the Term Loan Facility is due at the maturity date of September 28, 2024.

Borrowings under the Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments. At October 1, 2018, we were in compliance with the covenants under the Term Loan Facility.

Senior Notes

The $375.0 million of Senior Notes, which is included in long-term debt, bear interest at a rate of 5.63% per annum. Interest is payable semiannually in arrears on April 1 and October 1 of each year beginning April 1, 2018. The Senior Notes will mature on October 1, 2025.

Borrowings under the Senior Notes are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. At October 1, 2018, we were in compliance with the covenants under the Senior Notes.

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

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200.0 million, a letter of credit facility for up to $50.0 million, and swingline loans for up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at our option. At October 1, 2018, the interest rate on the outstanding borrowings under the U.S. ABL was 3.77%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and certain inventories as well as by a second position against a significant amount of our domestic assets and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and are structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes elsewhere in this section. At October 1, 2018, $40.0 million of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150.0 million and a letter of credit facility for up to $100.0 million, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At October 1, 2018, the interest rate on the outstanding borrowings under the Asia ABL was 3.67%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia cash and receivables and are structurally senior to our domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes elsewhere in this section. At October 1, 2018, $30.0 million of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

We have up to $50.0 million and $100.0 million Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of October 1, 2018, letters of credit in the amount of $6.7 million were outstanding under the U.S. ABL and $9.3 million were outstanding under the Asia ABL with various expiration dates through December 2019. Available borrowing capacity under the U.S. ABL and the Asia ABL was $153.3 million and $110.7 million, respectively, which considers letters of credit outstanding at October 1, 2018.

We are required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the ABL Revolving Loans. We paid commitment fees of $0.3 million and $0.7 million for the quarter and three quarters ended October 1, 2018, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At October 1, 2018, we were in compliance with the covenants under the ABL Revolving Loans.

Other Credit Facility

Additionally, we are party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to us approximately $30.6 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in January 2019. As of October 1, 2018, the Chinese Revolver had not been drawn upon.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of October 1, 2018:

	Total	Less Than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$1,350,879	$40,000	$70,000	$—	$1,240,879
Convertible debt obligations	249,985	—	249,985	—	—
Interest on debt obligations	413,850	59,396	133,918	136,974	83,562
Derivative liabilities	1,292	1,292	—	—	—
Purchase obligations	104,386	90,415	4,704	684	8,583
Operating lease commitments	48,128	29,489	9,237	4,175	5,227

Total contractual obligations	$2,168,520	$220,592	$467,844	$141,833	$1,338,251

(1) Unrecognized uncertain tax benefits of $40.4 million are not included in the table above as the settlement timing is uncertain.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of October 1, 2018, the fair value of the interest rate swap was recorded as an asset and as a component of other assets in the amount of $1.0 million. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. No ineffectiveness was recognized for the quarter and three quarters ended October 1, 2018. During the quarter and three quarters ended October 1, 2018, the interest rate swap increased interest expense by $0.8 million and $1.1 million, respectively.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of October 1, 2018, approximately 64.0% of our total debt was based on fixed rates. Based on our borrowings as of October 1, 2018, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $5.8 million.

Foreign currency risks

In the normal course of business we are exposed to risks associated with fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency, however, two of our China facilities utilize the Renminbi (RMB), which results in recognition of translation adjustments included as a component of other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. Except for certain equipment purchases, we do not engage in hedging to manage foreign currency risk. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts at October 1, 2018 and January 1, 2018 was approximately $6.5 million and $10.9 million, respectively. We designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts at October 1, 2018 and January 1, 2018:

	As of October 1, 2018		As of January 1, 2018
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands)		(In thousands)
Receive foreign currency/pay USD
Japanese Yen	$6,482	0.01	$9,687	0.01
Euro	—	—	1,241	1.11
	$6,482		$10,928

Estimated fair value, net liability	$(346)		$(44)

Debt Instruments

The table below presents information about certain of our debt instruments as of October 1, 2018 and January 1, 2018.

	As of October 1, 2018
	Remaining 2018	2019	2020	2021	2022	Thereafter	Total		Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$40,000	$—	$70,000	$—	$—	$865,879	$975,879	(1)	$979,276	4.70%
US$ Fixed Rate	—	—	249,985	—	—	375,000	624,985		793,938	4.08%

Total	$40,000	$—	$319,985	$—	$—	$1,240,879	$1,600,864		$1,773,214

	As of January 1, 2018
	2018	2019	2020	2021	2022	Thereafter	Total		Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$3,500	$2,625	$50,500	$4,375	$3,500	$331,625	$396,125		$393,943	3.94%
US$ Fixed Rate	1,078	407	250,419	—	—	375,000	626,904		815,887	4.08%

Total	$4,578	$3,032	$300,919	$4,375	$3,500	$706,625	$1,023,029		$1,209,830

(1) Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps (in thousands) as of October 1, 2018.

	2018	Fair Market Value
Average interest payout rate	2.84%
Interest payout amount	$(3,880)
Average interest received rate	2.07%
Interest received amount	2,825
Fair value gain as of October 1, 2018		$977

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of October 1, 2018, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and three quarters ended October 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We serve customers and have manufacturing facilities outside the United States and are subject to the risks characteristic of international operations, including recently imposed tariffs.

We have significant manufacturing operations in Asia and Canada and sales offices located in Asia and Europe, and we continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

For the quarter ended October 1, 2018, we generated approximately 66.5% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties.  The U.S. government has included PCBs among items subjected to tariffs to be imposed on imports from China, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

We have substantial debt and, as a result, we have significant debt service obligations. We maintain $250.0 million of Convertible Senior Notes due 2020 at an interest rate of 1.75%, a $905.9 million Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, $375.0 million of Senior Notes due 2025 (Senior Notes) at an interest rate of 5.63%, $40.0 million outstanding under a $200.0 million U.S. Asset-Based Lending Credit Agreement (U.S ABL), and $30.0 million outstanding under a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

Subsequent to October 1, 2018, we made an optional debt principal prepayment of $40.0 million. As a result of our prepayments, we are no longer required to make any quarterly scheduled payments. However, based on certain parameters defined in the term loan facilities, including a First Lien Leverage Ratio, we may be required to make an additional principal payment on an annual basis, beginning after fiscal year 2018.

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

For illustrative purposes and assuming all loans under the Term Loan Facility, the U.S. ABL and the Asia ABL were fully drawn, each quarter point change in interest rates would result in a $2.1 million change in annual interest expense on our indebtedness under the Term Loan Facility, the U.S. ABL and the Asia ABL, after giving effect to our interest rate swap.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 36% and 38% of our net sales for the quarters ended October 1, 2018 and October 2, 2017 respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

In North America, low unemployment rates are making it difficult to recruit and retain employees and we are experiencing wage inflation pressures, some of which are mandated by local and state governments. Further, we are experiencing rising health care costs. While we strive to manage these challenges, there can be no assurance that our efforts will succeed which would result in higher costs and lower profits.

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

As of October 1, 2018, our consolidated balance sheet included $1,160.7 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 37% and 31% of our net sales for the quarters ended October 1, 2018 and October 2, 2017, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended October 1, 2018, aerospace and defense sales accounted for approximately 23% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Sales to EMS companies represented approximately 37% and 31% of our net sales for the quarters ended October 1, 2018 and October 2, 2017, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: November 8, 2018	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: November 8, 2018	Todd B. Schull
Executive Vice President and Chief Financial Officer