Form 10-K
period 2018-12-31
TTM TECHNOLOGIES INC
filed 2019-02-26
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on July 2, 2018, the last business day of the most recently completed second fiscal quarter), was $1,667,802,925. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 21, 2019, there were outstanding 104,383,376 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

General

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions), as well as a global designer and manufacturer of radio-frequency (RF) and microwave components and assemblies. We are the largest PCB manufacturer in North America and one of the largest PCB manufacturers in the world, in each case based on revenue, according to the 2017 rankings from N.T. Information LTD (NTI). In 2018, we generated $2.8 billion in net sales and ended the year with approximately 27,000 employees worldwide. We operate a total of 29 specialized facilities in North America and China. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers providing engineering support and prototype product development as well as mass production of products for the customers we serve. This one-stop design and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 2,200 customers in various markets throughout the world, including aerospace and defense, automotive components, smartphones and touchscreen tablets, high-end computing, medical, industrial and instrumentation related products as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

We manage our worldwide operations based on two reportable segments: (1) PCB, which consists of sixteen domestic PCB, RF sub-system, and RF component fabrication plants, including two facilities that provide follow-on value-added services; nine PCB fabrication and RF component plants in China; and one in Canada; and (2) E-M Solutions, which consists of three custom electronic assembly plants in China. Each segment operates predominantly in the same industries with production facilities that produce customized products for our customers and use similar means of product distribution.

Additional information on our reportable segments and product information is contained in Note 18 of the Notes to Consolidated Financial Statements.

Acquisition of Anaren, Inc.

On April 18, 2018, we acquired all of the equity interests of Anaren, Inc. (Anaren) for a total consideration of $787.9 million. Anaren is a leading designer and provider of mission-critical RF solutions, microelectronics, and microwave components and assemblies for the wireless infrastructure and aerospace and defense electronics markets. Anaren’s microwave products are used in wireless communication systems including wireless infrastructure, wireless consumer and medical applications, as well as advanced radar, beam-forming, jamming, motion control and receiver applications for the space and defense markets, covering a broad range of frequencies and power levels. Its Integrated Radio module product lines provide proprietary low power RF monitoring solutions deployable in a wide variety of end market applications.

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

In recent years, the demand for smaller sized electronic devices with more features and functionality has been increasing. Products designed to offer faster data transmission, thinner and more lightweight packaging, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using advanced processes such as High Density Interconnect (HDI) and modified semi-additive process (mSAP) technologies, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. Furthermore, rigid-flex circuits can be found in small and lightweight end products, such as smartphones and touchscreen tablets and increasingly in other end markets such as automotive, industrial and aerospace and defense. PCB manufacturers also manufacture substrates that serve as the interconnect between integrated circuits (ICs) and the PCB. With the Anaren acquisition, we now also manufacture advanced RF components and sub-systems. We collectively refer to all of these technologies as “advanced technologies,” and they generally have growth rates which are higher than conventional technologies. In addition, most of our markets have low volume requirements during the prototype stage that demand a highly flexible manufacturing environment which later transitions to a higher volume requirement during product ramp.

According to estimates in a November 2018 report by Prismark Partners, worldwide demand for PCBs was approximately $58.8 billion in 2017. Of this worldwide demand for production in 2017, Prismark Partners reports that PCB production in the Americas accounted for approximately 5% (approximately $2.7 billion), PCB production in China accounted for approximately 50% (approximately $29.7 billion), and PCB production in the rest of the world accounted for approximately 45% (approximately $26.4 billion). According to the same report by Prismark Partners, worldwide demand for PCBs is forecast to grow at a 4% compound annual growth rate (CAGR) from 2017 to 2022 driven mostly by multilayer boards and package substrates. Prismark Partners expects 5G wireless infrastructure to be a growth driver for the PCB market in 2019. In addition, Prismark Partners expects the PCB markets to have a moderate annual growth from 2019 onwards until it picks up again slightly in 2022.

Industry Trends

We believe that several trends impacting the PCB manufacturing industry which will benefit us in the future. These trends include:

Shorter electronic product life cycles, which create opportunities for PCB manufacturers that can offer engineering support in the prototype stage and manufacturing scalability throughout the production life cycle.

Increasing complexity of electronic products, which requires technologically complex PCBs that can accommodate higher speeds and component densities, including HDI, flexible, and substrate PCBs as well as intricately engineered RF components and subsystems.

Higher demand for reliable product manufactured in the U.S., encompassing better oversight on sub-tier supply chain materials and controls.

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

Our Strategy

Our goal is to be the leading global provider of time-critical, one-stop manufacturing services for highly complex PCBs and RF components. Our core strategy includes the following elements:

Provide differentiated capabilities beyond the base PCB by incorporating advanced design-to-specification engineering support, testing, components and specialized assembly into the value-added package provided to customers.   With the acquisition of Anaren, TTM has moved beyond build to print manufacturing and assembly capabilities to engage with customers in designing a more complete RF solution to meet their technology needs. With the additional design capabilities, TTM now provides cost effective, ready for manufacture, enabling technologies to the customer. We intend to build on the Anaren acquisition to deepen our RF engagement with key aerospace and defense customers as well as to carry this same capability to our commercial automotive, telecom and networking customers.

Maintain our customer-driven culture and provide superior service to our customers in our core markets of aerospace and defense, automotive, cellular phones, computing and storage, medical/industrial/instrumentation, and networking/communications.    Our customer-oriented culture is designed to achieve extraordinary service, competitive differentiation, and superior execution. Our customer-oriented strategies include engaging in co-development of new products, capturing new technology products for next generation equipment, and continuing investments to enhance our broad offering of PCB and RF/microwave technologies. We believe our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers.

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

Accelerate customer and end-market diversification through strategic mergers and acquisitions.    We have a history of executing successful acquisitions that have been key to our growth and profitability. We continuously look for strategic opportunities that could facilitate our efforts to further diversify into other growing end markets including automotive and aerospace and defense. Our acquisition of Anaren increased our service and product offering for our broad customer base. Additionally, our acquisition of Anaren deepened our engagement with existing leading customers in the telecom and aerospace and defense end markets, demonstrating the benefits of this strategy.

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

Address customer needs in all stages of the product life cycle.    By providing a one-stop solution, we work to service our customers’ needs from the earliest stages of product design and development through volume production. We believe that by servicing our customers early in the development process, we are able to demonstrate our capabilities and establish an incumbent position early in the product development cycle, which translates into additional opportunities as our customers move into volume production. We believe our expertise is enhanced by our ability to deliver highly complex PCBs to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products more quickly and reduce their time to market. We believe we will be able to increase customer engagement with our acquisition of Anaren’s proprietary and customizable RF solutions from the concept stage through to volume, which typically results in higher customer engagement.

Deliver strong financial performance with improved asset turnover.    We aspire to deliver industry-leading financial performance. We expect to achieve this by servicing our customers’ needs in higher-growth end markets in a cost-efficient and effective manner. We believe that this strategy will allow us to generate strong cash flows, which will enable us to reduce financial leverage over time while at the same time providing us with the financial flexibility to continue to invest in our business, including through opportunistic acquisitions.

Products and Services

We offer a wide range of PCB products, RF components, and electro-mechanical solutions, including conventional PCBs, RF and microwave circuits, HDI PCBs, substrate-like PCBs, flexible PCBs, rigid-flex PCBs, custom assemblies and system integration, IC substrates, passive RF components, advanced ceramic RF components, hi-reliability multi-chip modules, and beamforming and switching networks. We also offer certain value-added services to support our customers’ needs. These include design-for-manufacturability (DFM), PCB layout design, simulation and testing services, and quick turnaround (QTA) production. By offering this wide range of PCB products and complementary value-added services, we are able to provide our customers with a “one-stop” manufacturing solution for their PCB requirements. This differentiates us from our competition and enhances our relationships with our customers.

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

RF and microwave circuits

We produce and test specialized circuits used in radio-frequency or microwave emission and collection applications. These products are typically used for radar, transmit/receive antennas and similar wireless applications. Markets for these products include defense, avionics, satellite, and commercial applications including telecom, networking and automotive. The manufacture of these products requires advanced materials, equipment, and methods that are highly specialized and distinct from conventional printed circuit manufacturing techniques. We also offer specialized radio-frequency assembly and test services. We have developed integrated solutions across our facilities and capabilities to provide sophisticated integrated electronics for numerous platforms, ranging from digital RF memory (DRFM) to frequency up/down converters (UDC) and channelized amplifiers for military and space applications.

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

Substrate-like PCBs or SLPs

Substrate-like PCBs (SLPs) represent the next evolution of high end HDI PCBs. SLPs are PCBs with even higher interconnect density per unit area than the traditional Advanced HDI PCBs described above and require an even more sophisticated manufacturing technology called modified semi-additive process or mSAP. The mSAP process is adapted from IC substrate fabrication and uses enhancements to the subtractive and additive techniques of traditional PCBs. This enables fine line circuitry (circuit line width and spacing at or less than 0.03 mm). We manufacture SLPs with the mSAP process in our China facilities and the products are generally used in the cellular market which requires high performance in a small footprint. Demand for this type of high-density circuit is beginning to penetrate the markets of more traditional PCBs.

Flexible PCBs

Flexible PCBs are printed circuits produced on flexible films, allowing them to be folded or bent to fit the available space or allowing for application movement. We manufacture circuits on flexible substrates that can be installed in three-dimensional applications for electronic packaging systems. Use of flexible circuitry can enable improved reliability and electrical performance, reduced weight and reduced assembly costs when compared with traditional wire harness or ribbon cable packaging. Flexible PCBs can provide for flexible electronic connectivity of an electrical device’s apparatus such as printer heads, cameras, camcorders, TVs, mobile handsets, and tablets. For some of our flexible PCB customers, we also assemble components onto the flexible PCBs we manufacture.

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

IC substrates

IC substrates provide the mechanical support and electrical interconnect used to package ICs (integrated circuits or semiconductors) either in single chip packages or multi-chip modules. IC substrates, also known as chip carriers, are highly miniaturized circuits manufactured by a process largely similar to that for PCBs but requiring the use of ultra-thin materials and including micron-scale features, because they must bridge the gap between sub-micron IC features and millimeter scale PCBs. Consequently, IC substrates are generally manufactured in a clean room environment to ensure products are free of defects and contamination and employs advanced HDI processes such as mSAP.

Passive RF Components

Our line of products consists of off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. These products were developed to provide a low-cost high performance signal distribution component, which could be placed on standard printed circuit boards with automated production equipment. The primary applications of these products are in equipment for cellular base stations and in WLAN, Bluetooth, and satellite television. In cellular base stations, our surface mount products are utilized in RF power amplifiers, and are also found in low-noise amplifiers and radios.

Advanced Ceramic RF Components

Our ceramic offerings include standard and etched thick-film ceramic substrates. Etched thick-film ceramic circuits compete favorably with thin-film ceramic circuits in cost while providing comparable performance. These products are generally customer designed in close cooperation with our engineering staff to ensure the highest performance and manufacturability possible. These capabilities are aimed at high performance applications in the medical, industrial, and defense markets.

Hi-Reliability Multi-Chip Modules

We offer custom hybrid and multi-chip modules, high-performance radiation-hardened and space-qualified micro-electronics and power management and control electronics.

Beamforming and Switching Networks

Our beamforming technologies are used in military and aerospace applications, offering a variety of active and passive high-performance RF assemblies, including L-band/LEO and L- and S-band/GEO space beamformers, UHF thru Ka-band radar AESA RF networks, Butler matrices, multi-octave, and more.

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

To manufacture PCBs, we generally receive circuit designs directly from our customers in the form of computer data files, which we review to ensure data accuracy and product manufacturability. Processing these data files with computer aided manufacturing (CAM) technology, we generate images of the circuit patterns that we then physically develop on individual layers, using advanced photographic and direct imaging processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuitry, which are separated by electrical insulating material. A multilayer circuit board is produced by laminating together multiple layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by drilling and plating through small holes, called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer count PCBs with extremely fine geometries and tolerances. Because of the tolerances involved, we employ clean rooms in certain manufacturing processes where tiny particles might otherwise create defects on the circuit patterns. We also use automated optical inspection systems and electrical testing systems to ensure consistent quality of the circuits we produce.

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

•

Fine line traces and spaces.    Traces are the connecting copper lines between the different components of the PCB, and spaces are the distances between traces. The smaller the traces and the tighter the spaces, the higher the density of the PCB and the greater the expertise required to achieve a desired final yield performance level. We are able to manufacture PCBs with traces and spaces less than 0.030 mm.

•

High aspect ratios.    The aspect ratio is the ratio between the thickness of the PCB and the diameter of a drilled hole. As the aspect ratio increases, it becomes increasingly more difficult to consistently and reliably form, electroplate and finish all the holes on a PCB. In production, we are able to provide aspect ratios of up to 30:1.

•

Thin core processing.    A core is the basic inner-layer building block material from which PCBs are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil laminated on either side. The thickness of inner-layer cores is typically determined by the overall thickness of the PCB and the number of layers required. The demand for thinner cores derives from the requirements for thinner PCBs, higher layer counts and various electrical parameters. Core thickness in our PCBs ranges from as little as 0.025 mm up to 1.57 mm.

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

•

Quick Turn Manufacturing.    In addition, in circumstances where our customers require time critical engineering and manufacturing services, we are able to meet our customers’ need with our quick-turn manufacturing capabilities.

Our RF Engineering organization principally designs and manufactures state-of-the-art microwave-based hardware for use in advanced radar systems, advanced jamming systems, missiles and decoys, electronic surveillance systems and satellite and ground based communication systems. Several core manufacturing technology areas include:

•

Microwave Assembly Technology.    Our Microwave product capabilities include simple isolator components for large scale phased array radars to very complex highly integrated Electronic Warfare Line Replaceable Units. All products are designed internally to customer specifications using the latest versions of microwave design and simulation software, coupled with an extensive internal design library. Our radar beamforming solutions are realized through internal design, manufacturing and highly automated test processes for circulators, RF distribution and manifold assemblies.  Automated pick-and-place, surface mount reflow, fully automated visual inspection and automated test stands ensure highly repeatable integrated microwave assembly performance. Our environmental lab test capability is used for product qualification and Highly Accelerated Life Testing when required.

•

Analog Hybrid Module Technology.    Analog Hybrid Modules are assembled in our Microelectronics Center of Excellence, which is certified to MIL-PRF-38534 and -38535 Class H and Class K. We continue to invest in state-of-the-art equipment for precision microelectronic assembly processes including custom ceramic substrate manufacturing, eutectic die attach, automated epoxy dispense, wire bonding, lid attach and lead forming. All parts are electrically tested for performance and subjected to environmental testing as may be required.

•

Ceramic Technology.    Low Temperature Co-fired Ceramic (LTCC) circuits are well-suited for high performance RF packages for multi-function applications such as transmit-receive modules or other RF integrated modules. We developed proprietary processes to allow for the use of less expensive conductors (Silver vs. traditional Gold) in the LTCC product thus providing significantly lower cost options to our customers. We developed a proprietary etched thick film process resulting in thin film performance at a much reduced cost. We recently deployed customized equipment to support automated test, visual and electrical inspection, and final tape-and-reel for ceramic resistor products significantly reducing cost and enhancing product quality.

Drawing on our vertical manufacturing capabilities, E-M Solutions delivers system integration solutions that power, protect, cool and enable our customers’ products to function as intended. These in-house vertical capabilities include Higher Level Assemblies (HLA) incorporating TTM produced printed circuit boards and backplanes, PCB assemblies and backplane assemblies, fabricated precision sheet metal chassis, enclosures and weldments. As a contract manufacturer, we also selectively procure such products and services from third providers on an exception basis.

E-M Solutions manufacture a wide range of products for customers in the Automotive / Electric Vehicle, Energy, Industrial and Network Communications segments.

Our customers provide us data packages that may include: 3D models, 2D drawings, wiring diagrams, circuit design computer data files, circuit assembly computer data files and multi-level bills of material. Also included are testing requirement specifications for PCB assemblies, backplane assemblies and HLA, and qualification / verification requirements for the product.

When processing the data package, our Engineering and Operations teams ensure data accuracy and product manufacturability. Detailed reviews at both component and assembly levels are conducted at E-M Solutions to ensure repeatable and controlled manufacturing and assembly process.

The E-M solutions PCB assemblies and backplane assemblies manufacturing capability has been developed to support high reliability products. Automated Optical Inspection (AOI) capabilities encompass solder paste and component placement and ensure the precise alignment of components both before and after the reflow soldering process, Through Hole Placing (THP), selective solder, 3D x-ray, hi-pot testing, in-circuit testing, functional circuit testing and selective conformal coating.

Chassis, enclosures and weldments are manufactured in-house utilizing smart flexible manufacturing techniques that deliver cost effective products with minimal up-front investment.

Our smart HLA lines deliver precise repeatable processes. A complete manufacturing history report is automatically generated during the HLA process that includes verification of serialized parts, full traceability of: materials; torque levels; in-line tests; in-process checks; start and finish time of each step throughout the process while providing real time visibility tracking of product output versus plan.

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

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	For the Year Ended
End Markets (1)	December 31, 2018 (3)	January 1, 2018	January 2, 2017
Aerospace and Defense	22%	16%	15%
Automotive	18	19	20
Cellular Phone (2)	13	18	14
Computing/Storage/Peripherals (2)	14	13	12
Medical/Industrial/Instrumentation	14	14	14
Networking/Communications	17	18	23
Other (2)	2	2	2
Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other consumer devices that include wearables, portable video devices and personal headphones are included in the Other end market.

(3)	Amounts include activity of Anaren since acquisition which occurred on April 18, 2018.

Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for 32%, 37%, and 33%, of our net sales in fiscal years 2018, 2017 and 2016, respectively. Our five largest OEM customers in 2018 were, in alphabetical order, Apple Inc., Collins Aerospace, Huawei Technology Co. Ltd., Raytheon Company and Robert Bosch GmbH. For the fiscal year 2018, Apple accounted for 15% of our net sales. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 37%, 32%, and 35% of our net sales in fiscal years 2018, 2017 and 2016, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers. This positions us to participate in business that is awarded at the discretion of the EMS provider.

Our sales and marketing strategy focuses on building long-term relationships with our customers’ engineering and new product introduction personnel early in the product development phase, frequently through strategic account management teams. Traditional build to print opportunities involve TTM engineering with design for manufacture reviews and recommendations for both manufacturability and cost without impacting specifications. Prototype builds to verify design ensue, along with the early stages of production. As the product then matures from the prototype stage to volume production, we shift our focus to the customers’ procurement departments in order to capture sales at each point in the product’s life cycle. The addition of Anaren’s design to specification capabilities allows us to engage at the onset in the engineering cycle at critical aerospace and defense, automotive, telecom, and networking customers as they begin the process of specifying an RF requirement. At that stage, we are able to support our customers by designing a complete or specific portions of an RF solution as well as providing early prototyping and test support for that solution. TTM will then provide the ramp to volume and volume production requirements for our customers.

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

Our North America footprint comprises a significant amount of our PCB reportable segment with seventeen PCB fabrication plants located in California, Colorado, Connecticut, New Hampshire, New York, Ohio, Oregon, Utah, Virginia, Wisconsin, and Ontario, Canada. The footprint includes two facilities that provide follow-on value-added services.

Our China footprint includes facilities from both our PCB and E-M Solutions reportable segments with nine PCB fabrication plants located in Hong Kong, Huiyang, Dongguan, Guangzhou, Shanghai, Suzhou and Zhongshan, China, and three custom assembly and system integration operations in Shanghai and Shenzhen, China.

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

The primary raw materials we use in RF components, RF subsystems, backplane assemblies and other PCB assemblies are manufactured components such as PCBs, ceramic and ferrite substrates, connectors, capacitors, resistors, diodes and integrated circuits, many of which are custom made and controlled by our customers’ approved vendors. The more complicated RF subsystems may require us to purchase integrated sub-assemblies and super-components such as RF Oscillators, Frequency Converters, Power Supplies and Microprocessors. These components for backplane assemblies and other PCB assemblies in some cases have limited or sole sources of supply. For example, in some instances, our customers will require us to use a specific component from a particular supplier or require us to use a component provided by the customer itself, in which case we may have a single or limited number of suppliers for these specific components. The backplane assemblies, PCB assemblies and precision metal fabricated chassis and enclosures produced by us may be incorporated into a fully integrated and tested system delivered to our customer. These products often incorporate procured power, thermal, interconnect and mechanical components sourced from customer directed or our selected suppliers.

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

Competition

Despite industry consolidation, the PCB industry remains fragmented and characterized by intense competition. There are several competitive factors our customers consider when choosing their supplier including, but not limited to, technical capabilities, pricing, service, support, reliability, and quality production. Our principal PCB and substrate competitors include AT&S (Austria Technologie & Systemtechnik AG), Chin Poon Industrial Co., Ltd., Compeq Manufacturing Co., Ltd., IBIDEN Co., Ltd., ISU Petasys Co., Ltd., Multek Corporation, Sanmina Corporation, Tripod Technology Corp., Unimicron Technology Corp., and Wus Printed Circuit Co., Ltd. Our principal E-M Solutions competitors include Amphenol Corporation, Flex, Jabil, Inc. and Sanmina Corporation. Our competition for RF products include Cobham, Crane, TRM Microwave, Mercury Systems, AVX, Molex, and Smiths.

We believe that our key competitive strengths include:

Leading global PCB manufacturer.    We are one of the largest and most diversified PCB manufacturers in the world and enjoy significant economies of scale, with net sales of $2.8 billion for fiscal 2018. The PCB industry is highly fragmented with the top 20 PCB providers comprising approximately 51% of market share in 2017, according to NTI. As our customers consolidate their supply base, we offer the technology breadth and scale to emerge as a preferred partner.

Breadth of technology and products.     We offer a wide range of PCB and RF products as well as electro-mechanical solutions, including HDI PCBs, conventional PCBs, flexible PCBs, rigid-flex PCBs, custom assemblies, passive RF components, advanced ceramic RF components, hi-reliability multi-chip modules, beamforming and switching networks, and integrated circuit (IC) substrates. We also offer certain value-added services to support our customers’ needs. These include RF design to specification capability, design for manufacturability (DFM), PCB layout design, simulation and testing services, and QTA services. By providing these value-added services to customers, we are able to provide our customers with a “one-stop” manufacturing solution, which we believe enhances our relationships with our customers.

Diversified business model.    Our sales are diversified by a well-balanced portfolio of end markets which we serve and by the customers we sell to within those end markets. We believe this diversity reduces our exposure to, and reliance on, any single end market or customer. We enjoy a large and diverse customer base with over 2,200 customers, as well as long-term relationships in excess of ten years with our ten largest customers. For fiscal 2018, net sales to our top five customers represented approximately 32% of our total net sales. Furthermore, for fiscal 2018, our largest five customers are not concentrated in any single end market, but rather are represented across four of our end markets.

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

Leading aerospace and defense supplier.    We provide the aerospace and defense industry with products in North America from our broad North American footprint. We have passed OEM and government certification processes, and administrative requirements associated with participation in government and commercial aerospace programs. When supplying various departments and agencies of the U.S. government, we are required to maintain facility security clearances under the National Industrial Security Program Operating Manual and International Traffic in Arms Regulations. Along with supply of traditional and RF PCBs, we offer a variety of RF components and sub-assemblies, as well as our engineering services and assembly capabilities which allow us to bring additional value to our customers.

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

Backlog

Backlog consists of purchase orders received, including, in some instances, demand agreements released for production under customer contracts. We obtain firm purchase orders from our customers for all products. However, for some of these purchase orders, customers do not make firm schedules for delivery more than 90 days in advance. Therefore, we measure backlog as orders with deliveries scheduled over the next 90 days. At December 31, 2018, total backlog was $458.4 million, compared with $481.9 million at the end of 2017. Substantially all backlog at December 31, 2018 is expected to be converted to sales in the first quarter of 2019. Additionally, we typically experience a higher amount of backlog in the second half of the year due to increased end customer demand for consumer electronics products in the fourth quarter, which is consistent with our seasonal patterns as discussed above.

Intellectual Property

The Anaren business that we acquired designs and manufactures products for its existing customer base and also designs off-the-shelf products for the customers we serve. With the Anaren acquisition, we acquired an additional thirty-six patents to complement our existing patent portfolio. Because our PCB business depends on the effectiveness of our fabrication techniques, proprietary PCB structures, and our ability to continually improve our manufacturing processes, we have strategically limited patent and trade secret protection for our PCB products and manufacturing processes relative to our size as a company. We rely on the collective experience of our employees in the manufacturing process to ensure that we continuously evaluate and adopt new technologies available within our industry. In addition, we depend on robust training, recruiting, and retention of our employees, who are required to be knowledgeable in the operation of advanced equipment and complicated manufacturing processes. In regards to our RF products, the vast majority are proprietary and protected or covered by thirty-six patents and eleven currently pending patent applications directed towards products for both the wireless infrastructure and aerospace and defense markets. Following the Anaren acquisition, we now have a total of 112 patents.

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the U.S. government, including the U.S. Department of Defense (DoD), which requires that we maintain facility security clearances under the National Industrial Security Program Operating Manual, or NISPOM. The NISPOM requires that a corporation with significant foreign ownership maintaining a facility security clearance take steps to prevent foreign control or influence, referred to as “FOCI.” Pursuant to these laws and regulations, effective October 2010, we entered into a Special Security Agreement (SSA) with the DoD; Su Sih (BVI) Limited, or Su Sih (a foreign owner of our capital stock), and Mr. Tang Hsiang Chien (as the beneficial owner of Su Sih). At that time, Su Sih owned approximately 35% of the total outstanding shares of our common stock. The purpose of the SSA is to deny Mr. Tang, Su Sih, and other persons affiliated with our China operations, unauthorized access to classified and export controlled unclassified information and to mitigate any influence over our business or management in a manner that could result in the compromise of classified information or could adversely affect the performance of classified contracts. As of December 31, 2018, Su Sih owned approximately 5.9% of the total outstanding shares of our common stock.

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

Employees

As of December 31, 2018, we had approximately 27,000 employees. Of our employees, approximately 25,100 were involved in manufacturing and engineering, 690 worked in sales and marketing, and approximately 1,210 worked in accounting, information systems and other support capacities. None of our North American employees are represented by unions. In China, approximately 18,000 employees are members of the All-China Federation of Trade Unions and accordingly are considered to be represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and we believe that we have good relations with our employees.

Availability of Reports Filed with the Securities and Exchange Commission

We are a Delaware corporation founded in 1998, with our principal executive offices located at 1665 Scenic Avenue, Suite 250, Costa Mesa, CA 92626. Our telephone number is (714) 327-3000. Our website address is www.ttm.com. Information included on our website is not incorporated into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website at https://investors.ttm.com/, as soon as reasonably practicable after they are filed or furnished electronically with the Securities and Exchange Commission (SEC). Our SEC filings are also available to the public at www.sec.gov. Copies are also available without charge by (i) telephonic request by calling our Investor Relations Department at (714) 327-3000, (ii) e-mail request to investor@ttmtech.com, or (iii) a written request to TTM Technologies, Inc., Attention: Investor Relations, 1665 Scenic Avenue, Suite 250, Costa Mesa, CA 92626.

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

For the year ended December 31, 2018, we generated approximately 66% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

We have substantial debt and, as a result, we have significant debt service obligations. We maintain $250.0 million of Convertible Senior Notes due 2020 at an interest rate of 1.75%, a $835.9 million Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, $375.0 million of Senior Notes due 2025 (Senior Notes) at an interest rate of 5.63%, $40.0 million outstanding under a $200.0 million U.S. Asset-Based Lending Credit Agreement (U.S. ABL), and $30.0 million outstanding under a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

During 2018, after the closing of our April 18, 2018 incremental loans facility, we made optional debt principal prepayments of $110.0 million. As a result of our prepayments, we are no longer required to make any quarterly scheduled payments. However, based on certain parameters defined in the term loan facilities, including a First Lien Leverage Ratio, we may be required to make an additional principal payment on an annual basis.

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

For illustrative purposes and assuming all loans under the Term Loan Facility, the U.S. ABL and the Asia ABL were fully drawn, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on our indebtedness under the Term Loan Facility, the U.S. ABL and the Asia ABL, after giving effect to our interest rate swap.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgement, future circumstances relating to the basis of rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

Possible replacement of the LIBOR benchmark interest rate may have an impact on our financial condition or results of operations.

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Many of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our financial condition or results of operations.

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

We participate in a competitive and cyclical industry, which is subject to economic volatility and strict quality control standards. Failure to forecast demand and production to meet desired sales levels and quality standards may adversely affect our business, financial condition and results of operations.

A significant portion of our sales are to customers within the telecommunications and automotive industry. The telecommunications industry is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand, which is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the volatility in the telecommunications industry continues, it may have a material adverse effect on our business, financial condition and result of operations. The automotive industry has historically experienced multi-year cycles of growth and decline. In recent years, we have generally witnessed a growth cycle with the exception of unit sales decline evident in the last two quarters of 2018. If sales of automobiles should decline or go into a cyclical down turn, our sales could decline and this could have a materially adverse impact on our business, financial condition and result of operations.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 37%, 32% and 35% of our net sales for the years ended December 31, 2018, January 1, 2018 and January 2, 2017, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 32%, 37% and 33% of our net sales for the years ended December 31, 2018, January 1, 2018 and January 2, 2017, respectively, and one customer represented 15% of our net sales for the year ended December 31, 2018. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

To manufacture PCBs, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, copper and other commodity products, which we order from our suppliers. For RF components, we use various high performance materials such as ceramics and printed circuit board materials. In the case of backplane assemblies, components include connectors, sheet metal, capacitors, resistors and diodes, many of which are custom made and controlled by our customers’ approved vendors.

If raw material and component prices increase or if there is inflationary pressure on the cost of the metals that we use to produce our product, especially copper, it may reduce our gross margins. Should the supply of materials used in our above manufacturing processes become limited, our ability to obtain the quantities necessary to meet our customers’ demand may be impacted which could cause us to encounter reduced revenue levels or price increases which would impact our profit margins. If either of these situations occurs, our financial condition and results of operations could be negatively impacted.

Our operations in China subject us to risks and uncertainties relating to the laws and regulations of China.

Under its current leadership, the government of China has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time, particularly in light of the increasingly tense trade climate with the United States. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management’s attention. In addition, though changes in government policies and rules are timely published or communicated, there is usually no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, we may operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us and adversely impact our results of operations.

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

For the year ended December 31, 2018, aerospace and defense sales accounted for approximately 22% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

The domestic and international threat of terrorist activity, emerging nuclear states, and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. The U.S. government, however, is facing unprecedented budgeting constraints and political strife, including the longest partial government shutdown in history. The termination or failure to fund one or more significant contracts by the U.S. government due to these uncertain activities could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. To the extent that the funds generated by our ongoing operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If we are unable to fund our operations and make capital expenditures as currently planned or if we do not have sufficient liquidity to service the interest and principal payments on our debt, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including the following:

•	to fund capital equipment purchases to increase production capacity, upgrade and expand our technological capabilities and replace aging equipment or introduce new products;
•	to refinance our existing indebtedness;
•	to fund our operations beyond 2019;
•	to fund working capital requirements for future growth that we may experience;
•	to enhance or expand the range of services we offer;
•	to increase our sales and marketing activities; or
•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.

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

The complete integration of Anaren presented significant challenges to TTM, and although TTM has realized some of the expected cost savings and synergies, TTM may not realize all of such benefits as quickly as expected.

TTM and Anaren operated independently until consummation of the acquisition on April 18, 2018. Specifically, the following issues and potential risks, among others, must be addressed in continuing the integration of the operations of TTM and Anaren in order to fully realize the anticipated benefits of the acquisition so the combined company performs as expected:

•

combining the businesses of TTM and Anaren and meeting the capital requirements of the combined company in a manner that permits the combined company to achieve the cost savings or revenue synergies anticipated to result from the acquisition, the failure of which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, and other policies, procedures, and processes;
•	potential deterioration in the financial performance of TTM and acquired Anaren business, including any potential deviation in results of operations from historical levels;

•	demands on management related to the increase in the size of our company after the acquisition;
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

If we cannot successfully finish the integration of the acquisition of Anaren, we may experience material negative consequences to our business, financial condition, or results of operations. Successful integration of TTM and Anaren depends on our ability to manage these operations, to realize opportunities for revenue growth and to eliminate redundant and excess costs. Because of difficulties in combining the two companies, we may not be able to achieve all of the benefits that we expected to achieve as a result of the acquisition.

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

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2019 we expect to continue to make significant capital expenditures to expand our HDI, mSAP, and other advanced manufacturing capabilities. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors. In addition, failure to adopt and implement technological improvements quickly may cause inefficiencies as our product yields or quality may decrease, resulting in increased costs.

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

On December 22, 2017, the President of the United States signed into law H.R. 1 (the “U.S. Tax Act”). The U.S. Tax Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. There are also provisions that partially offset the benefit of such rate reduction, such as the repeal of the deduction for domestic production activities, limitations on interest deductibility, limitations on executive compensation, changes impacting the recognition of revenue for tax purposes and other provisions. The U.S. Tax Act also includes international provisions, which generally establish a quasi-territorial-style system for taxing foreign-source income of domestic multinational corporations, also having the effect of partially offsetting the benefit of the rate reduction. Financial statement impacts include adjustments for the re-measurement of deferred tax assets (liabilities) and possible increased tax expense.

If our net earnings do not remain at or above recent levels, or we are not able to predict with a reasonable degree of probability that they will continue, we may have to record a valuation allowance against our net deferred income tax assets.

Our U.S. entities and certain of our foreign subsidiaries have deferred income tax assets. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods except with respect to certain amounts where we have recorded valuation allowances. During the fourth quarter of 2018, our expectations for future U.S. taxable income improved resulting in the release of a valuation allowance of approximately $43.6 million recorded against our U.S. net deferred tax assets. Additionally, during the second quarter of 2018, $76.7 million of valuation allowance previously recorded against our U.S. net deferred tax assets was released due to the net deferred tax liability acquired as a result of the Anaren acquisition. If our estimates of future earnings decline, we may have to increase our valuation allowance against our net deferred income tax assets, resulting in a higher income tax provision, which would reduce our results of operations.

Issues arising during the upgrade of our enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We are continuing the process of upgrading our enterprise resource planning, or ERP, management system to enhance operating efficiencies and provide more effective management of our business operations. We are investing significant financial and personnel resources into this project. However, there is no assurance that the system upgrade will meet our current or future business needs or that it will operate as designed. The transition to the new ERP system will affect numerous systems necessary for our operation. If we fail to correctly implement one or more components of the ERP system, we could experience significant disruption to our operations. Such disruptions could include, among other things, temporary loss of data, inability to process certain orders, failure of systems to communicate with each other and the inability to track or reconcile key data. We are heavily dependent on automated management systems, and any significant failure or delay in the system upgrade could cause a substantial interruption to our business and additional expense, which could result in an adverse impact on our operating results, cash flows or financial condition.

We have a significant amount of goodwill and other intangible assets on our consolidated balance sheet. If our goodwill or other intangible assets become impaired in the future, we would be required to record a non-cash charge to earnings, which may be material and would also reduce our stockholders’ equity.

As of December 31, 2018, our consolidated balance sheet included $1,143.0 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

The process to manufacture PCBs requires adherence to domestic and foreign environmental regulations regarding the storage, use, handling, recycling, and disposal of chemicals, solid wastes, and other hazardous materials, as well as compliance with air quality standards and chemical use reporting. We rely on our vendors for the transportation and disposal of our solid and hazardous wastes generated by our manufacturing processes. If we are not able to find such services, our ability to conduct our business and our results of operations may be adversely impacted. In China, governmental authorities have adopted new rules and regulations governing environmental issues. An update to Chinese environmental waste water law was issued in late 2012, allowing for an interim period in which plants subject to such law may install equipment that meet the new regulatory regime. Our plants in China are not yet in full compliance with the newly adopted environmental regulations. We have developed plans for these new regulations and we are in the process of implementing these plans. However, there can be no assurance that violations will not occur in the future.

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

As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our business. Risks related to an acquisition may include:

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;
•	diversion of management’s attention from normal daily operations of our existing business to focus on integration of the newly acquired business;
•	unforeseen expenses associated with the integration of the newly acquired business;
•	difficulties in managing production and coordinating operations at new sites;
•	the potential loss of key employees of acquired operations;
•	the potential inability to retain existing customers of acquired companies when we desire to do so;
•	insufficient revenues to offset increased expenses associated with acquisitions;
•	the potential decrease in overall gross margins associated with acquiring a business with a different product mix;
•	the inability to identify certain unrecorded liabilities;
•	the potential need to restructure, modify, or terminate customer relationships of the acquired company;
•	an increased concentration of business from existing or new customers; and
•	the potential inability to identify assets best suited to our business plan.

Acquisitions may cause us to:

•	enter lines of business and/or markets in which we have limited or no prior experience;
•	issue debt and be required to abide by stringent loan covenants;
•	assume liabilities; record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges;
•	become subject to litigation and environmental issues, which include product material content certifications related to conflict minerals;
•	incur unanticipated costs;
•	incur large and immediate write-offs; and
•	incur substantial transaction-related costs, whether or not a proposed acquisition is consummated.

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

A facility security clearance is required in order to be awarded and perform on classified contracts for the Department of Defense and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the National Industrial Security Program Operating Manual (NISPOM), and any other applicable U.S. government industrial security regulations. Further, due to the fact that a portion of our voting equity is owned by a non-U.S. entity, we are required to be governed by and operate in accordance with the terms and requirements of the Special Security Agreement (SSA). The terms of the SSA have been previously disclosed in our SEC filings.

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

The PCB industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal PCB and substrate competitors include AT&S (Austria Technologie & Systemtechnik AG), Chin Poon Industrial Co., LTD., Compeq Manufacturing Co., Ltd., IBIDEN Co., Ltd., ISU Petasys Co., Ltd., Multek Corporation, Sanmina Corporation, Tripod Technology Corp., Unimicron Technology Corp., and Wus Printed Circuit Co., Ltd. Our principal E-M Solutions competitors include Amphenol Corp, Flex, Jabil, Inc. and Sanmina Corporation. Our competition for RF products include Cobham, Crane, TRM Microwave, Mercury Systems, AVX, Molex, and Smiths. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

We rely on information technology networks and systems, some of which are owned and operated by third parties, to collect, process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing, and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, hacking, terrorist attacks, and similar events. In addition, in the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary and confidential business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure collection, processing, storage, maintenance and transmission of this information is critical to our operations. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, cyber-attacks, attacks by hackers or breaches due to employee or third party (including suppliers and business partners) error, malfeasance or other disruptions. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted. If unauthorized parties gain access to our information systems or such information is used in an unauthorized manner, misdirected, altered, lost, or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, loss of customers, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

The effects of such pricing pressures on our business may be exacerbated by inflationary pressures that affect our costs of supply. When we are unable to extract comparable concessions from our suppliers on prices they charge us, this in turn reduces gross profit if we are unable to raise prices. Further, uncertainty or adverse changes in the economy could also lead to a significant decline in demand for our products and pressure to reduce our prices. Recently, many businesses have taken a more conservative stance in ordering inventory. Any decrease in demand for our products, coupled with pressure from the market and our customers to decrease our prices, would materially adversely affect our business, financial condition, and results of operations.

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

Sales to EMS companies represented approximately 37%, 32% and 35% of our net sales for the years ended December 31, 2018, January 1, 2018 and January 2, 2017, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our principal manufacturing facilities and our drilling and tooling process facility.

U.S. Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Anaheim, CA (ANA)	PCB	—	96,000	96,000
Costa Mesa, CA (1)	Headquarters	11,775	—	11,775
Chippewa Falls, WI (CF)	PCB	—	281,000	281,000
Forest Grove, OR (FG)	PCB	—	280,300	280,300
Littleton, CO (DEN) (2)	PCB	45,136	53,502	98,638
Logan, UT (LG)	PCB	—	141,300	141,300
North Jackson, OH (NJ)	PCB	8,800	66,276	75,076
San Diego, CA (SD)	PCB	40,536	—	40,536
San Jose, CA (SJ)	PCB	42,344	—	42,344
Santa Ana, CA (SA)	PCB	9,416	82,550	91,966
Santa Clara, CA (SC)	PCB	18,536	49,115	67,651
Salem, NH (SNH)	PCB	33,000	—	33,000
Stafford, CT (ST)	PCB	—	126,924	126,924
Stafford Springs, CT (SS)	PCB	30,251	85,328	115,579
Sterling, VA (STE)	PCB	100,896	—	100,896
Syracuse, NY (SYN)	PCB	23,257	156,000	179,257
Total		363,947	1,418,295	1,782,242

Foreign Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Canada
Toronto (TOR)	PCB	15,500	99,960	115,460
China
Hong Kong	Asia Headquarters	—	24,640	24,640
Hong Kong (OPCM)	PCB	4,757	128,432	133,189
Dongguan (DMC)	PCB	—	1,069,129	1,069,129
Guangzhou (GME)	PCB	—	1,468,372	1,468,372
Guangzhou (GZ)	PCB	—	2,237,318	2,237,318
Huiyang (HY)	PCB	—	503,935	503,935
Shanghai (SH)	E-M Solutions	85,745	—	85,745
Shanghai (SH E-MS)	E-M Solutions	—	402,200	402,200
Shanghai (SME)	PCB	—	316,750	316,750
Shanghai (SMST/SP)	PCB	—	760,502	760,502
Shanghai (SKE) (3)	PCB	—	110,971	110,971
Shenzhen (SZ)	E-M Solutions	430,000	—	430,000
Suzhou (SUZ)	PCB	64,500	—	64,500
Zhongshan (ZS)	PCB	—	1,198,368	1,198,368
Total		600,502	8,320,577	8,921,079

We maintain our properties in good operating condition. We believe that our properties are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing manufacturing requirements.

(1)	Location of our headquarters and not a manufacturing facility
(2)	Location includes two manufacturing facilities
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

Market Information and Dividend Policy

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “TTMI” since September 21, 2000.

As of February 21, 2019, there were approximately 286 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on February 21, 2019 was $12.26.

TTM Technologies, Inc. does not anticipate paying any cash dividends in the foreseeable future. TTM Technologies, Inc. presently intends to retain any future earnings to service debt and to finance future operations and the expansion of its business. In addition, TTM Technologies, Inc. debt agreements contain restrictions and limitations on the declaration and payment of dividends and distributions.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 30, 2013 to December 31, 2018, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the NASDAQ Composite Index; and
•	the Dow Jones U.S. Electrical Components & Equipment Index.

The graph assumes $100 was invested in our common stock on December 30, 2013, and an investment in NASDAQ Composite Index and the Dow Jones US Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., the NASDAQ Composite Index

and the Dow Jones US Electrical Components & Equipment Index

*	$100 invested on December 30, 2013 in stock or index, including reinvestment of dividends.

	12/30/2013	12/29/2014	12/28/2015	1/2/2017	1/1/2018	12/31/2018
TTM Technologies, Inc.	100.00	87.89	79.28	158.67	182.42	113.27
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
Dow Jones US Electrical Components & Equipment	100.00	107.94	101.94	123.34	157.20	137.91

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

	For the Year Ended
	December 31, 2018 (2)	January 1, 2018	January 2, 2017	December 28, 2015 (3)	December 29, 2014
	(In thousands, except per share data)
Consolidated Statement of Operations Data (1):
Net sales	$2,847,261	$2,658,592	$2,533,359	$2,095,488	$1,325,717
Cost of goods sold	2,390,227	2,229,011	2,109,744	1,785,351	1,131,028
Gross profit	457,034	429,581	423,615	310,137	194,689
Operating expenses:
Selling and marketing	73,313	65,856	66,366	57,361	36,919
General and administrative	159,437	126,141	147,247	167,669	100,999
Amortization of definite-lived intangibles	59,681	23,634	24,252	18,888	8,387
Restructuring charges	5,518	1,190	8,951	7,381	—
Impairment of long-lived assets	—	—	3,346	—	1,845
Gain on sale of assets	—	—	—	(2,504)	—
Total operating expenses	297,949	216,821	250,162	248,795	148,150
Operating income	159,085	212,760	173,453	61,342	46,539
Other income (expense):
Interest expense	(78,958)	(53,898)	(76,008)	(59,753)	(23,830)
Loss on extinguishment of debt	—	(768)	(47,767)	(802)	(506)
Other, net	9,641	(18,136)	17,324	8,189	88
Total other expense, net	(69,317)	(72,802)	(106,451)	(52,366)	(24,248)
Income before income taxes	89,768	139,958	67,002	8,976	22,291
Income tax benefit (provision)	83,816	(15,231)	(31,427)	(34,594)	(7,598)
Net income (loss)	173,584	124,727	35,575	(25,618)	14,693
Less: Net income attributable to the noncontrolling interest	—	(513)	(714)	(264)	—
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$173,584	$124,214	$34,861	$(25,882)	$14,693
Earnings (loss) per common share attributable to TTM Technologies, Inc. stockholders:
Basic	$1.68	$1.22	$0.35	$(0.28)	$0.18
Diluted	$1.38	$1.04	$0.34	$(0.28)	$0.18
Weighted average common shares:
Basic	103,355	101,580	100,099	92,675	83,238
Diluted	134,036	132,476	101,482	92,675	83,941
Other Financial Data:
Depreciation of property, plant and equipment	$162,708	$150,809	$156,229	$133,508	$95,349

(1)

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal year 2018, 2017, 2015 and 2014 were 52 weeks ended December 31, 2018, January 1, 2018, December 28, 2015, and December 29, 2014, respectively. Fiscal year 2016 consisted of 53 weeks ended on January 2, 2017 with the additional week included in the fourth quarter. We estimate the additional week contributed approximately $29.2 million of additional revenue and approximately $1.1 million of additional operating income for the year ended January 2, 2017.

(2)

Our results for the year ended December 31, 2018 include activity of Anaren, which we acquired on April 28, 2018. Additionally, our results include $13.3 million of bank fees and legal, accounting, and other professional service costs primarily associated with the acquisition of Anaren.

(3)

Our results for the year ended December 28, 2015 include activity of Viasystems, which we acquired on May 31, 2015. Additionally, our results include $34.4 million of bank fees and legal, accounting, and other professional service costs associated with the acquisition of Viasystems.

	As of
	December 31, 2018 (1)	January 1, 2018 (1)	January 2, 2017 (1)	December 28, 2015 (1)	December 29, 2014
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$533,700	$500,951	$323,776	$277,526	$302,111
Total assets	3,457,503	2,781,882	2,500,076	2,640,133	1,601,289
Long-term debt, including current maturities	1,492,425	980,057	1,019,682	1,170,786	502,687
TTM Technologies, Inc. stockholders’ equity	1,227,087	1,011,380	820,847	819,105	715,464

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Supplemental Data:
Adjusted EBITDA (2)	$438,838	$388,566	$395,445	$285,673	$166,044
Net cash provided by operating activities	273,138	332,755	298,336	237,462	129,810
Net cash used in investing activities	(746,192)	(124,090)	(77,968)	(247,660)	(108,571)
Net cash provided by (used in) financing activities	321,056	(58,976)	(217,109)	(5,756)	(77,141)

(1)

Reflects adoption of Financial Accounting Update 2015-03, Imputation of Interest, which requires that debt issuance costs related to debt be reported as a direct reduction from the face amount of the debt. Accordingly, as of December 31, 2018, January 1, 2018 and January 2, 2017, approximately $16.3 million, $12.5 million and $4.7 million, respectively, of unamortized debt issuance costs were presented as a reduction of long-term debt on our balance sheet. Furthermore, we reclassified approximately $31.2 million of unamortized debt issuance costs that had been presented as other non-current assets as of December 28, 2015 as a reduction of long-term debt.

(2)

“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation, gain on sale of certain assets associated with the closure of manufacturing facilities and on the sale of certain subsidiaries, inventory markup, acquisition-related costs, and impairments, restructuring and other charges. This is a non-GAAP financial measurement used by us to enhance the understanding of our operating results. Adjusted EBITDA is a key measure we use to evaluate our operations. We provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of adjusted EBITDA to the financial information in our consolidated statements of operations.

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017	December 28, 2015	December 29, 2014
	(In thousands)
Net income (loss)	$173,584	$124,727	$35,575	$(25,618)	$14,693
Add back items:
Income tax (benefit) provision	(83,816)	15,231	31,427	34,594	7,598
Interest expense	78,958	53,898	76,008	59,753	23,830
Depreciation of property, plant and equipment	162,708	150,809	156,229	133,508	95,349
Amortization of definite-lived intangible assets	63,026	23,634	24,252	18,888	8,387
EBITDA	394,460	368,299	323,491	221,125	149,857
Stock-based compensation	20,681	18,290	11,090	9,661	7,800
Gain on sale of assets	—	(2,348)	(1,472)	(2,504)	—
Inventory markup	4,900	—	—	—	—
Acquisition-related costs	13,279	2,266	1,688	34,448	5,981
Loss on extinguishment of debt	—	768	47,767	802	506
Impairments, restructuring, and other charges	5,518	1,291	12,881	22,141	1,900
Adjusted EBITDA	$438,838	$388,566	$395,445	$285,673	$166,044

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition at December 31, 2018. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions) as well as a global designer and manufacturer of radio-frequency (RF) and microwave components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers from engineering support to prototype development through final mass production. This one-stop design and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 2,200 customers in various markets throughout the world, including aerospace and defense, automotive components, smartphones and touchscreen tablets, high-end computing, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

On April 18, 2018, we acquired all of the equity interests of Anaren, Inc. (Anaren) for total consideration of $787.9 million. Anaren is a leading provider of mission-critical RF solutions, microelectronics, and microwave components and assemblies for the wireless infrastructure and aerospace and defense electronics markets.

Additionally, on April 18, 2018 we closed our $600.0 million commitment for incremental loans concurrent with the completion of our acquisition of Anaren. We used the proceeds of the incremental loans, along with cash on hand to fund the purchase price of the acquisition and to pay related fees and expenses.

FINANCIAL OVERVIEW

For the fiscal year 2018, we experienced higher demand in our Aerospace and Defense, Computing/Storage/Peripherals and Medical/Industrial/Instrumentation end markets and additional sales from Anaren, partially offset by lower demand in our Cellular Phone and Networking/Communications end markets.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our five largest customers accounted for 32%, 37% and 33% of our net sales in fiscal years 2018, 2017 and 2016, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	For the Year Ended
End Markets (1)	December 31, 2018 (3)	January 1, 2018	January 2, 2017
Aerospace and Defense	22%	16%	15%
Automotive	18	19	20
Cellular Phone (2)	13	18	14
Computing/Storage/Peripherals (2)	14	13	12
Medical/Industrial/Instrumentation	14	14	14
Networking/Communications	17	18	23
Other (2)	2	2	2
Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other consumer devices that include wearables, portable video devices and personal headphones are included in the Other end market.

(3)	Amounts include activity of Anaren since acquisition which occurred on April 18, 2018.

We derive revenues primarily from the sale of PCBs, custom electronic assemblies using customer-supplied engineering and design plans as well as the design and manufacture of RF and microwave components and assemblies. Most orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Most of our customers have continuous control of the work in progress and finished goods throughout the PCB manufacturing process, as PCBs are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, and in light of our adoption of the new over time revenue standard beginning in the first quarter of 2018, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation rather than upon shipment as we had in the past. We recognize revenue under these contracts based on the cost-to-cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

Additionally, we have certain long-term contracts related to the manufacture of components, assemblies, and subsystems which service the aerospace and defense electronics market. These long-term contracts, many of which provide for periodic payments, are recognized over time under the percentage-of completion method. Estimated manufacturing cost-at-completion for these contracts are reviewed on a periodic basis, and adjustments are made as needed to the estimated cost-at-completion, based on actual costs incurred, progress made, and estimates of costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value and the loss resulting from the cost overruns are immediately recognized.

We also manufacture certain components, assemblies, and subsystems which service our wireless communications customers. We recognize revenue at a point in time upon transfer of control of the products to our customer. Point in time recognition was determined as our customers do not simultaneously receive or consume the benefits provided by our performance and the asset being manufactured has alternative uses to us.

Net sales consist of gross sales less an allowance for returns, which typically have been less than 2% of gross sales. We provide our customers a limited right of return for defective PCBs including components, subsystems and assemblies. We record an estimate for sales returns and allowances at the time of sale based on historical results and anticipated returns.

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

Our critical accounting policies include impairment of goodwill and intangible assets; realizability of deferred tax assets; and valuation of assets acquired and liabilities assumed from business combinations.

Goodwill and Intangible Assets

We have significant goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to goodwill at least annually. As necessary, we make judgments regarding future cash flow forecasts in the assessment of impairment.

We have two reportable segments consisting of PCB and E-M Solutions. There is only goodwill in our PCB reportable segment. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our PCB reportable segment is made up of five reporting units. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or perform its annual impairment test. When tested quantitatively, we compare the fair value of the applicable reporting unit with its carrying value. We estimate the fair values of our reporting units using a combination of the income and market approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. In the fourth quarter of 2018, we performed our annual impairment test quantitatively and concluded that goodwill was not impaired.

In performing the impairment test, we determined the fair value of our reporting units by using discounted cash flow (DCF) and market analyses. For the portions of our business related to our acquisition of Anaren, it was determined that fair value was equivalent to carrying value due to the recent valuation in the second quarter of 2018 and results and forecasts in line with our forecasted cash flow at the time of acquisition. Determining fair value requires us to make judgments about appropriate discount rates, terminal value growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Under the market approach, we use revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting units. For the fourth quarter 2018 test, excluding the impact of the acquisition of Anaren, the fair value of the reporting units tested exceeded the respective carrying values by 10% to 34%. Significant assumptions used in the DCF included terminal value growth rates and discount rates that ranged from 15% to 25%. An increase in the discount rate and decrease in the long-term growth rates of 0.5% would result in the fair value of the reporting units exceeding their respective carrying values by 9% to 25%. Given the inherent uncertainty in determining the assumptions underlying a DCF and market analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of our fourth quarter 2018 impairment test, included a 28% control premium on a normalized basis.

Management will continue to monitor the reporting units for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. If the economy or business environment falter and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be re-measured, which could impact the carrying value of our goodwill in one or more of our reporting units.

We also assess definite-lived intangibles for potential impairment given similar impairment indicators. When indicators of impairment exist related to our definite-lived intangible assets, we use an estimate of the undiscounted cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary, which involve judgments related to future cash flows and the application of the appropriate valuation model.

Income Taxes

Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred income tax assets to the amounts that are more likely than not to be realized based on our estimate of future taxable income. At December 31, 2018, we had a net noncurrent deferred income tax asset of $13.7 million, which is comprised of a net deferred tax asset of $174.8 million and a net deferred tax liability of $161.1 million. At December 31, 2018, our deferred income tax asset of $174.8 million was net of a valuation allowance of approximately $27.4 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made.

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, U.S. Tax Act was enacted. Accounting Standards Codification (ASC) Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. Certain provisions of U.S. Tax Act are effective September 27, 2017, December 31, 2017 and January 1, 2018.

U.S. Tax Act included provisions requiring a “deemed” one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries earned post 1986. We have performed an earnings and profits analysis with consideration given to foreign loss carryforwards acquired as a result of our acquisitions and determined that there was no income tax effect in the current or any prior or future period.

Other significant provisions that are effective and for which we have considered their impact on income taxes include: limitations on certain entertainment expenses, the inclusion of commissions and performance based compensation in determining the excessive compensation limitation, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties, a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI), the benefit related to foreign derived intangible income (FDII), the required capitalization of research and development expenditures and the impact of requiring tax conformity with Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers. We have made a policy election to treat the GILTI tax as a period expense.

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

Business Combinations

The application of acquisition accounting to a business acquisition requires that we identify the individual assets acquired and liabilities assumed and estimate the fair value of each. The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with the purchase price exceeding the fair values being recognized as goodwill. Determining fair value of identifiable assets, particularly intangibles, liabilities acquired and contingent obligations assumed requires management to make estimates. In certain circumstances, the allocations of the purchase price are based upon preliminary estimates and assumptions and subject to revision when we receive final information, including appraisals and other analysis. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. We will recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date.

Goodwill and intangible assets often represent a significant portion of the assets acquired in a business combination. We recognize the fair value of an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Intangible assets consist primarily of customer relationships, developed technology, and backlog acquired in business combinations. We generally assess the estimated fair values of acquired intangibles using a combination of valuation techniques. To estimate fair value, we are required to make certain estimates and assumptions, including future economic and market conditions

RESULTS OF OPERATIONS

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal year 2018 and 2017 were 52 weeks ended December 31, 2018 and January 1, 2018, respectively. Fiscal year 2016 consisted of 53 weeks ended on January 2, 2017 with the additional week included in the fourth quarter. We estimated the additional week contributed approximately $29.2 million of additional revenue and approximately $1.1 million of additional operating income for the year ended January 2, 2017.

The following table sets forth the relationship of various items to net sales in our consolidated statements of operations:

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	83.9	83.8	83.3
Gross profit	16.1	16.2	16.7
Operating expenses:
Selling and marketing	2.6	2.5	2.6
General and administrative	5.6	4.7	5.8
Amortization of definite-lived intangibles	2.1	1.0	1.0
Restructuring charges	0.2	—	0.4
Impairment of long-lived assets	—	—	0.1
Total operating expenses	10.5	8.2	9.9
Operating income	5.6	8.0	6.8
Other income (expense):
Interest expense	(2.7)	(2.0)	(3.0)
Loss on extinguishment of debt	—	—	(1.9)
Other, net	0.3	(0.7)	0.7
Total other expense, net	(2.4)	(2.7)	(4.2)
Income before income taxes	3.2	5.3	2.6
Income tax benefit (provision)	2.9	(0.6)	(1.2)
Net income	6.1	4.7	1.4
Less: Net income attributable to the noncontrolling interest	—	—	—
Net income attributable to TTM Technologies, Inc. stockholders	6.1%	4.7%	1.4%

The Anaren acquisition occurred on April 18, 2018. Accordingly, our fiscal year 2018 only includes Anaren’s 2018 results of operations since the acquisition date.

We have two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. Factors considered in determining whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production process, type or class of customers, distribution methods and regulatory environments.

Net Sales

Total net sales increased $188.7 million, or 7.1%, from $2,658.6 million for the year ended January 1, 2018 to $2,847.3 million for the year ended December 31, 2018. Net sales for the PCB reportable segment increased $172.8 million, or 7.1%, from $2,448.5 million for the year ended January 1, 2018 to $2,621.3 million for the year ended December 31, 2018. This increase was primarily due to the acquisition of Anaren, which accounted for $191.0 million in net sales in 2018, as well as higher demand in the Aerospace and Defense, Computing/Storage/Peripherals and Medical/Industrial/Instrumentation end markets compared to the year ended January 1, 2018, partially offset by a decline in demand in our Cellular Phone, Networking/Communications and Automotive end markets. These changes resulted in an average PCB selling price increase of 8.1%, driven mainly by product mix shift, however the resulting increase in net sales was partially offset by a 6.9% decrease in the volume of PCB shipments as compared to the year ended January 1, 2018. Net sales for the E-M Solutions reportable segment increased $15.8 million, or 7.5%, from $210.1 million for the year ended January 1, 2018 to $225.9 million for the year ended December 31, 2018. The increase was primarily due to higher demand in our Automotive and Networking/Communications end markets.

Total net sales increased $125.2 million, or 4.9%, from $2,533.4 million for the year ended January 2, 2017 to $2,658.6 million for the year ended January 1, 2018. Net sales for the PCB reportable segment increased $113.6 million, or 4.9%, from $2,334.9 million for the year ended January 2, 2017 to $2,448.5 million for the year ended January 1, 2018. This increase was primarily due to higher demand in our Cellular Phone, Computing/Storage/Peripherals and Aerospace and Defense end markets compared to the year ended January 2, 2017, partially offset by lower demand in our Networking/Communications end market. While these changes resulted in essentially no change in PCB shipments as compared to the year ended January 2, 2017, average PCB selling price increased by 4.9% as a result of higher average PCB selling price in our Cellular Phone end market, which is primarily due to a more complex technology at a higher cost. Net sales for the E-M Solutions reportable segment increased $11.6 million, or 5.8%, from $198.5 million for the year ended January 2, 2017 to $210.1 million for the year ended January 1, 2018. This increase was primarily due to higher demand in our Automotive end market.

For information regarding net sales by country, see Note 18 of the Notes to Consolidated Financial Statements.

Gross Margin

Overall gross margin decreased from 16.2% for the year ended January 1, 2018 to 16.1% for the year ended December 31, 2018. Gross margin for the PCB reportable segment was 17.2% for both the years ended January 1, 2018 and December 31, 2018, primarily due to the acquisition of Anaren and higher capacity utilization at our Aerospace & Defense focused facilities, offset by decreased volumes at our Cellular Phone focused facilities. Gross margin for the PCB reportable segment included a charge of $4.9 million to cost of goods sold associated with inventory resulting from purchase accounting. Gross margin for the E-M Solutions reportable segment decreased from 8.1% for the year ended January 1, 2018 to 8.0% for the year ended December 31, 2018.

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

Capacity utilization is a key driver for us, particularly in our high volume Asia facilities, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the year ended January 1, 2018 in our Asia and North America PCB facilities was 86% and 54%, respectively, compared to 75% and 60%, respectively, for the year ended December 31, 2018.

Selling and Marketing Expenses

Selling and marketing expenses increased $7.4 million from $65.9 million for the year ended January 1, 2018 to $73.3 million for the year ended December 31, 2018. As a percentage of net sales, selling and marketing expenses were 2.5% for the year ended January 1, 2018 as compared to 2.6% for the year ended December 31, 2018. The increase in selling and marketing expenses in 2018 was primarily related to the acquisition of Anaren on April 18, 2018.

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

General and Administrative Expenses

General and administrative expenses increased $33.3 million from $126.1 million, or 4.7% of net sales, for the year ended January 1, 2018 to $159.4 million, or 5.6% of net sales, for the year ended December 31, 2018. The increase in expense was primarily related to general and administrative expenses incurred by Anaren post acquisition and $13.3 million of acquisition-related costs during the year ended December 31, 2018 primarily associated with the acquisition of Anaren on April 18, 2018.

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

Restructuring and Impairment Charges

For the years ended December 31, 2018, January 1, 2018, and January 2, 2017, we incurred restructuring charges of $5.5 million, $1.2 million, and $8.9 million, respectively, related to integration and other efficiency and cost saving measures following the acquisition of Anaren on April 18, 2018 and closure of our facilities in Cleveland, Ohio, Milpitas, California, and Juarez, Mexico and other global realignment efforts following the acquisition of Viasystems on May 31, 2015.

During the year ended December 31, 2018, we recognized restructuring charges of $2.0 million and $3.5 million in our PCB reportable segment and Corporate, respectively. For the year ended January 1, 2018, we recognized restructuring charges of $0.3 million and $0.5 million in our PCB and E-M Solutions reportable segments, respectively, and $0.4 million in Corporate. For the year ended January 2, 2017, we recognized restructuring charges of $3.7 million and $4.5 million in our PCB and E-M Solutions reportable segments, respectively, and $0.7 million in Corporate. These charges primarily represent employee separation and contract termination and other costs associated with the restructuring plans. As of December 31, 2018, we had incurred approximately $23.0 million of restructuring charges since the inception of the restructuring plans.

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

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant restructuring or impairment charges could result that would adversely affect our results of operations and financial condition.

Other Income (Expense)

Other expense, net decreased $3.5 million from $72.8 million for the year ended January 1, 2018 to $69.3 million for the year ended December 31, 2018. The decrease in other expense, net was primarily due to:

•

a decrease in expense of $26.3 million due to $3.5 million of foreign exchange gains for the year ended December 31, 2018 compared to $22.8 million foreign exchange losses for the year ended January 1, 2018,  primarily resulting from a weakening Chinese Renminbi relative to the U.S. dollar,

•

partially offset by an increase in interest expense of $25.1 million, primarily related to the $600.0 million incremental borrowing in conjunction with the Anaren acquisition, $23.0 million draw on our U.S. Asset-Based Lending Credit (U.S. ABL), higher amortization of debt issuance costs and debt discount and additional interest expense from our interest rate swap.

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

Income Taxes

The provision for income taxes decreased $99.1 million from an income tax expense of $15.2 million for the year ended January 1, 2018 to an income tax benefit of $83.9 million for the year ended December 31, 2018. The decrease in income tax expense in 2018 was primarily due to a release of the valuation allowance in the U.S. and certain foreign entities and an increase in tax incentives in China, partially offset by an increase to tax expense for the establishment of a deferred tax liability related to unremitted foreign earnings.

Our tax expense is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, changes in our valuation allowance, and certain non-deductible items. Certain losses generated are not more likely than not to be realizable, and thus no income tax benefit has been recognized on these losses. We had a net deferred income tax asset of approximately $13.7 million and $4.9 million deferred tax liability as of December 31, 2018 and January 1, 2018, respectively. Based on our forecast for future taxable earnings in the U.S. and certain foreign jurisdictions, we believe it is more likely than not that we will utilize the deferred income tax assets in future periods.

The provision for income taxes decreased $16.2 million from an income tax expense of $31.4 million for the year ended January 2, 2017 to $15.2 million for the year ended January 1, 2018. The decrease in income tax expense in 2017 was primarily due to a release of the valuation allowance in certain foreign entities and an increase in tax incentives in China.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, term debt, senior notes and revolving debt. Our principal uses of cash have been to finance capital expenditures, finance acquisitions (including the acquisition of Anaren in fiscal 2018), meet debt service requirements, fund working capital requirements, and refinance existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow provided by operating activities during the year ended December 31, 2018 was $273.1 million as compared to $332.8 million in the same period in 2017. The decrease in cash flow was primarily due to increased working capital. As of December 31, 2018, we had net working capital of approximately $533.7 million compared to $501.0 million as of January 1, 2018.

Net cash used in investing activities was approximately $746.2 million for the year ended December 31, 2018 primarily reflecting $596.4 million for the acquisition of Anaren, net of debt assumed, and $150.1 million for purchases of property, plant and equipment.

Net cash provided by financing activities was approximately $321.1 million for the year ended December 31, 2018, primarily reflecting proceeds of $623.0 million from the incremental term and revolving loan borrowings, offset by the repayment of assumed long-term debt related to the acquisition of Anaren of $178.6 million, repayment of long-term debt of $114.4 million, and payment of debt issuance costs and original issue discount of $9.2 million associated with the Term Loan Facility and Senior Notes.

As of December 31, 2018, we had cash and cash equivalents of approximately $256.4 million, of which approximately $213.9 million was held by our foreign subsidiaries, primarily in Asia.

Our 2019 capital expenditure plan is expected to be in the range of $130.0 million to $150.0 million.

Long-term Debt and Letters of Credit

Term Loan Facility

On April 18, 2018, we closed our $600.0 million commitment of incremental loans concurrent with the completion of our acquisition of Anaren. At issuance, these incremental loans increased the existing balance of our Term Loan Facility due 2024 from $348.3 million to $948.3 million. As of December 31, 2018, the Term Loan Facility had an outstanding balance of $835.9 million, of which $30.0 million is included in short-term debt and $805.9 million is included in long-term debt. The Term Loan Facility was issued at a weighted average discount of 99.7% and bears interest, at our option, at a floating rate of LIBOR, plus an applicable interest margin of 2.50%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.5% or LIBOR plus 1.0%), subject to a 1.0% floor plus an applicable margin of 1.5%. At December 31, 2018 the interest rate on the outstanding borrowings under the Term Loan Facility was 5.00%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of our domestic assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and is structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

During 2018, after the closing of our April 18, 2018 incremental loans facility, we made a $2.4 million quarterly scheduled principal payment and $110.0 million optional debt principal prepayments. Subsequent to December 31, 2018, we made an optional debt principal prepayment of $30.0 million. As a result of the principal prepayments, we are no longer required to make any quarterly scheduled payments. However, based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, we may be required to make an additional principal payment on an annual basis beginning after fiscal year 2018. For 2019, we are not required to make an additional principal payment as our First Lien Leverage Ratio was less than 2.0. Any remaining outstanding balance under the Term Loan Facility is due at the maturity date of September 28, 2024.

Borrowings under the Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments. At December 31, 2018, we were in compliance with the covenants under the Term Loan Facility.

Senior Notes

The $375.0 million of Senior Notes issued, which is included in long-term debt, bear interest at a rate of 5.63% per annum. Interest is payable semiannually in arrears on April 1 and October 1 of each year beginning April 1, 2018. The Senior Notes will mature on October 1, 2025.

Borrowings under the Senior Notes are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments. At December 31, 2018, we were in compliance with the covenants under the Senior Notes.

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

Conversion:     At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of our common stock based on a conversion rate of 103.7613 shares of our common stock per $1,000 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. In 2018, the conversion criteria had been met allowing holders to give notice of conversion during the year. However, as of December 31, 2018, the conversion criteria that would allow holders to give notice of conversion in the first quarter of 2019 had not been met.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1,000 principal amount of notes, we will pay shares of our common stock, cash or a combination of cash and shares of our common stock at our election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1,000 principal amount of the notes. As of December 31, 2018, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200.0 million, a letter of credit facility for up to $50.0 million, and swingline loans for up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at our option. At December 31, 2018, the interest rate on the outstanding borrowings under the U.S. ABL was 4.00%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and certain inventories as well as by a second position against a significant amount of our domestic assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and are structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. At December 31, 2018, $40.0 million of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150.0 million and a letter of credit facility for up to $100.0 million, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At December 31, 2018, the interest rate on the outstanding borrowings under the Asia ABL was 3.90%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia Pacific cash and receivables and are structurally senior to our domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. At December 31, 2018, $30.0 million of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

We have up to $50.0 million and $100.0 million Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of December 31, 2018, letters of credit in the amount of $10.1 million were outstanding under the U.S. ABL and $12.1million were outstanding under the Asia ABL with various expiration dates through May 2020. Available borrowing capacity under the U.S. ABL and the Asia ABL was $149.9 million and $107.9 million, respectively, which considers letters of credit outstanding at December 31, 2018.

We are required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the ABL Revolving Loans. We paid commitment fees of $1.0 million, $0.8 million and $0.7 million for the years ended December 31, 2018, January 1, 2018, and January 2, 2017, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At December 31, 2018, we were in compliance with the covenants under the ABL Revolving Loans.

Other Credit Facility

Additionally, we are party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to us approximately $30.5 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in June 2019. As of December 31, 2018, the Chinese Revolver had not been drawn upon.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of December 31, 2018:

	Total	Less Than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$1,280,879	$30,000	$70,000	$—	$1,180,879
Convertible debt obligations	249,985	—	249,985	—	—
Interest on debt obligations	398,927	72,774	130,014	123,715	72,424
Derivative liabilities	5,595	1,222	3,720	653	—
Purchase obligations	112,553	102,228	1,213	686	8,426
Operating lease commitments	24,141	7,282	8,107	4,580	4,172
Total contractual obligations	$2,072,080	$213,506	$463,039	$129,634	$1,265,901

(1)	Unrecognized uncertain tax benefits of $37.9 million are not included in the table above as the settlement timing is uncertain.

Off-Balance Sheet Arrangements

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

Recently Issued Accounting Standards

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Note 1 of the Notes to Consolidated Financial Statements.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts at December 31, 2018 and January 1, 2018 was approximately $4.3 million and $10.9 million, respectively. We designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts at December 31, 2018 and January 1, 2018:

	As of December 31, 2018		As of January 1, 2018
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands)
Receive foreign currency/pay USD
Japanese Yen	$4,313	0.01	$9,687	0.01
Euro	—	—	1,240	1.11
	$4,313		$10,927
Estimated fair value, net liability	$(139)		$(44)

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of December 31, 2018, the fair value of the interest rate swap was recorded as a liability and as a component of other long-term liabilities in the amount of $4.7 million. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. No ineffectiveness was recognized for the year ended December 31, 2018. During the year ended December 31, 2018, the interest rate swap increased interest expense by $1.6 million.

As of December 31, 2018, approximately 67.0% of our long term debt was based on fixed rates. Based on our borrowings as of December 31, 2018, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $5.1 million.

On July 27, 2017, the Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021, which may affect us adversely. If LIBOR is discontinued, we may need to renegotiate the terms of certain of our capital securities and credit instruments, which utilize LIBOR as a benchmark in determining the interest rate, to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

Debt Instruments

The table below presents the fiscal calendar maturities of long-term debt through 2023 and thereafter of our debt instruments as of December 31, 2018 and January 1, 2018.

	As of December 31, 2018
	2019	2020	2021	2022	2023	Thereafter (1)	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$30,000	$70,000	$—	$—	$—	$805,879	$905,879	$852,592	4.92%
US$ Fixed Rate	—	249,985	—	—	—	375,000	624,985	641,738	4.08%
Total	$30,000	$319,985	$—	$—	$—	$1,180,879	$1,530,864	$1,494,330

	As of January 1, 2018
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$3,500	$2,625	$50,500	$4,375	$3,500	$331,625	$396,125	$393,943	3.94%
US$ Fixed Rate	1,078	407	250,419	—	—	375,000	626,904	815,887	4.08%
Total	$4,578	$3,032	$300,919	$4,375	$3,500	$706,625	$1,023,029	$1,209,830

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps (in thousands) as of December 31, 2018.

	2018	Fair Market Value
Average interest payout rate	2.84%
Interest payout amount	$(6,750)
Average interest received rate	2.17%
Interest received amount	5,152
Fair value loss as of December 31, 2018		$(4,735)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page 56 of this report, which consolidated financial statements, notes and report are incorporated herein by reference.

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal years 2018 and 2017 were 52 weeks and ended December 31, 2018 and January 1, 2018, respectively, and each quarter of both fiscal years 2018 and 2017 contained 91 days.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2018:
Net sales	$663,582	$716,887	$755,837	$710,955
Gross profit	88,678	116,140	129,584	122,632
Income before income taxes	15,147	17,459	34,538	22,624
Net income	10,097	84,004	27,001	52,482
Net income attributable to TTM Technologies, Inc. stockholders	10,097	84,004	27,001	52,482
Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.10	$0.81	$0.26	$0.51
Diluted	$0.09	$0.65	$0.22	$0.42
Year Ended January 1, 2018:
Net sales	$625,247	$627,182	$666,814	$739,349
Gross profit	105,019	95,867	96,834	131,861
Income before income taxes	37,264	26,309	22,740	53,645
Net income	33,125	20,751	21,535	49,316
Net income attributable to TTM Technologies, Inc. stockholders	32,959	20,591	21,453	49,211
Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.33	$0.20	$0.21	$0.48
Diluted	$0.28	$0.18	$0.19	$0.40

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2018, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the supervision of and with the participation of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

We acquired Anaren, Inc. on April 18, 2018. Management excluded from its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 the acquired entity’s internal control over financial reporting associated with 2.4% of total assets and 6.7% of total net sales included in our consolidated financial statements as of and for the year ended December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 57 of this Report.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 56 of this Report.

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

10.51

Third Amendment to the Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and The Royal Bank of Scotland plc and HCBS Securities (USA) Inc., as Documentation Agents, dated as of May 31, 2015, as first amended September 27, 2016, second amended September 28, 2017, and as further amended December 1, 2017(21)

10.52

Fourth Amendment to Term Loan Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time, parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Deutsche Bank Securities, Inc. and Sun Trust Bank, as Co-Documentation Agents, and Sun Trust Bank, as participant, dated as of April 18, 2018(22)

10.53*	TTM Technologies, Inc. Executive Compensation Recoupment Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer

32.2*	Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 6, 2011 and to the Registrant’s Form 8-K as filed with the commission on May 18, 2016.
(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 8, 2016.
(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 14, 2008.
(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.
(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 23, 2009.
(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 20, 2013.
(7)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on August 13, 2014.
(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 15, 2014.
(9)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 16, 2009.
(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 22, 2010.
(11)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2011.
(12)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 14, 2014.
(13)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on May 5, 2015.
(14)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 29, 2015.
(15)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 10, 2015.
(16)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on June 1, 2016.
(17)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 4, 2016.
(18)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on November 3, 2016.
(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 29, 2017.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 4, 2017.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 14, 2017.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on April 18, 2018.
‡	Management contract or Compensation Plan
*	Filed herewith
(c)	Financial Statement Schedules.

None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ Thomas T. Edman
Thomas T. Edman President and Chief Executive Officer

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas T. Edman Thomas T. Edman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019

/s/ Todd B. Schull Todd B. Schull	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2019

/s/ Robert E. Klatell Robert E. Klatell	Chairman of the Board	February 26, 2019

/s/ Kenton K. Alder Kenton K. Alder	Director	February 26, 2019

/s/ Julie S. England Julie S. England	Director	February 26, 2019

/s/ Philip G. Franklin Philip G. Franklin	Director	February 26, 2019

/s/ Rex D. Geveden Rex D. Geveden	Director	February 26, 2019

/s/ Chantel E. Lenard Chantel E. Lenard	Director	February 26, 2019

/s/ John G. Mayer John G. Mayer	Director	February 26, 2019

/s/ Tang Chung Yen, Tom Tang Chung Yen, Tom	Director	February 26, 2019

/s/ Dov S. Zakheim Dov S. Zakheim	Director	February 26, 2019

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TTM Technologies, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and January 1, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in  Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and January 1, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in  Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Anaren, Inc. during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Anaren, Inc.’s internal control over financial reporting associated with 2.4% of total assets and 6.7% of total net sales included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Anaren, Inc.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue in fiscal 2018 due to the adoption of the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Irvine, California

February 26, 2019

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of
	December 31,	January 1,
	2018	2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$256,360	$409,326
Accounts receivable, net	523,165	483,903
Contract assets	287,741	—
Inventories	109,377	294,588
Prepaid expenses and other current assets	30,271	33,490
Total current assets	1,206,914	1,221,307
Property, plant and equipment, net	1,052,024	1,056,845
Goodwill	767,045	372,571
Definite-lived intangibles, net	375,923	102,950
Deposits and other non-current assets	55,597	28,209
	$3,457,503	$2,781,882
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$30,000	$4,578
Accounts payable	431,288	497,455
Contract liabilities	3,220	—
Accrued salaries, wages and benefits	94,950	103,638
Other accrued expenses	113,756	114,685
Total current liabilities	673,214	720,356
Long-term debt, net of discount and issuance costs	1,462,425	975,479
Other long-term liabilities	94,777	74,667
Total long-term liabilities	1,557,202	1,050,146
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 103,687 and 101,820 shares issued and outstanding in 2018 and 2017, respectively	104	102
Additional paid-in capital	797,895	777,025
Retained earnings	433,008	230,850
Accumulated other comprehensive (loss) income	(3,920)	3,403
Total stockholders’ equity	1,227,087	1,011,380
	$3,457,503	$2,781,882

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Year Ended
	December 31,	January 1,	January 2,
	2018	2018	2017
	(In thousands, except per share data)
Net sales	$2,847,261	$2,658,592	$2,533,359
Cost of goods sold	2,390,227	2,229,011	2,109,744
Gross profit	457,034	429,581	423,615
Operating expenses:
Selling and marketing	73,313	65,856	66,366
General and administrative	159,437	126,141	147,247
Amortization of definite-lived intangibles	59,681	23,634	24,252
Restructuring charges	5,518	1,190	8,951
Impairment of long-lived assets	—	—	3,346
Total operating expenses	297,949	216,821	250,162
Operating income	159,085	212,760	173,453
Other income (expense):
Interest expense	(78,958)	(53,898)	(76,008)
Loss on extinguishment of debt	—	(768)	(47,767)
Other, net	9,641	(18,136)	17,324
Total other expense, net	(69,317)	(72,802)	(106,451)
Income before income taxes	89,768	139,958	67,002
Income tax benefit (provision)	83,816	(15,231)	(31,427)
Net income	173,584	124,727	35,575
Less: Net income attributable to the noncontrolling interest	—	(513)	(714)
Net income attributable to TTM Technologies, Inc. stockholders	$173,584	$124,214	$34,861

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings per share	$1.68	$1.22	$0.35
Diluted earnings per share	$1.38	$1.04	$0.34

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended
	December 31,	January 1,	January 2,
	2018	2018	2017
	(In thousands)
Net income	$173,584	$124,727	$35,575
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(2,567)	47,294	(46,044)
Pension obligation adjustments, net	(1,284)	—	—
Net unrealized gains (losses) on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the year, net	(4,846)	276	(83)
Loss realized in the statement of operations	1,374	162	175
Net	(3,472)	438	92
Other comprehensive (loss) gain, net of tax	(7,323)	47,732	(45,952)
Comprehensive income (loss), net of tax	166,261	172,459	(10,377)
Less: Comprehensive income attributable to the noncontrolling interest	—	(513)	(714)
Comprehensive income (loss) attributable to TTM Technologies, Inc. stockholders	$166,261	$171,946	$(11,091)

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total TTM Technologies, Inc. Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Equity
	(In thousands)
Balance, December 28, 2015	99,137	$99	$745,608	$71,775	$1,623	$819,105	$7,564	$826,669
Net income	—	—	—	34,861	—	34,861	714	35,575
Other comprehensive loss	—	—	—	—	(45,952)	(45,952)	—	(45,952)
Exercise of stock options	159	—	1,743	—	—	1,743	—	1,743
Issuance of common stock for performance-based restricted stock units	271	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	829	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	11,090	—	—	11,090	—	11,090
Balance, January 2, 2017	100,396	100	758,440	106,636	(44,329)	820,847	8,278	829,125
Net income	—	—	—	124,214	—	124,214	513	124,727
Other comprehensive income	—	—	—	—	47,732	47,732	—	47,732
Purchase of noncontrolling equity interest	—	—	223	—	—	223	(8,791)	(8,568)
Exercise of stock options	7	—	74	—	—	74	—	74
Issuance of common stock for performance-based restricted stock units	291	1	(1)	—	—	—	—	—
Issuance of common stock for restricted stock units	1,126	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	18,290	—	—	18,290	—	18,290
Balance, January 1, 2018	101,820	102	777,025	230,850	3,403	1,011,380	—	1,011,380
New revenue standard adjustment	—	—	—	28,574	—	28,574	—	28,574
Net income	—	—	—	173,584	—	173,584	—	173,584
Other comprehensive loss	—	—	—	—	(7,323)	(7,323)	—	(7,323)
Exercise of stock options	20	—	191	—	—	191	—	191
Issuance of common stock for performance-based restricted stock units	521	1	(1)	—	—	—	—	—
Issuance of common stock for restricted stock units	1,326	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	20,681	—	—	20,681	—	20,681
Balance, December 31, 2018	103,687	$104	$797,895	$433,008	$(3,920)	$1,227,087	$—	$1,227,087

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$173,584	$124,727	$35,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	162,708	150,809	156,229
Amortization of definite-lived intangible assets	63,026	23,634	24,252
Amortization of debt discount and debt issuance costs	14,687	10,970	19,066
Deferred income taxes	(98,291)	(9,190)	900
Stock-based compensation	20,681	18,290	11,090
Loss on extinguishment of debt	—	768	47,767
Impairment of long-lived assets	—	—	3,346
Other	(3,789)	9,982	(4,645)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	1,366	(51,115)	23,212
Contract assets	(3,502)	—	—
Inventories	18,254	(25,376)	(289)
Prepaid expenses and other current assets	5,199	(2,005)	3,606
Accounts payable	(45,739)	54,602	(7,796)
Contract liabilities	(4,558)	—	—
Accrued salaries, wages and benefits and other accrued expenses	(30,488)	26,659	(13,977)
Net cash provided by operating activities	273,138	332,755	298,336
Cash flows from investing activities:
Acquisition, net of cash acquired	(596,396)	—	—
Purchase of property, plant and equipment and equipment deposits	(150,127)	(151,345)	(85,139)
Proceeds from sale of property, plant and equipment and assets held for sale	331	27,255	3,641
Release of restricted cash and cash equivalents	—	—	3,530
Net cash used in investing activities	(746,192)	(124,090)	(77,968)
Cash flows from financing activities:
Proceeds from long-term borrowings	600,000	725,000	775,000
Repayment of long-term debt	(114,378)	(700,875)	(1,022,625)
Repayment of assumed long-term debt in acquisition	(178,604)	—	—
Proceeds (repayment) from borrowings of revolving loan	23,000	(63,000)	30,000
Payment of debt issuance costs	(7,653)	(9,842)	(1,227)
Payment of original issue discount	(1,500)	(1,750)	—
Proceeds from exercise of stock options	191	74	1,743
Payment for purchase of noncontrolling interest	—	(8,568)	—
Redemption of convertible notes	—	(15)	—
Net cash provided by (used in) financing activities	321,056	(58,976)	(217,109)
Effect of foreign currency exchange rates on cash and cash equivalents	(968)	3,360	(6,082)
Net (decrease) increase in cash and cash equivalents	(152,966)	153,049	(2,823)
Cash and cash equivalents at beginning of year	409,326	256,277	259,100
Cash and cash equivalents at end of year	$256,360	$409,326	$256,277
Supplemental cash flow information:
Cash paid, net for interest	$62,967	$39,062	$72,041
Cash paid, net for income taxes	27,574	20,075	25,122
Supplemental disclosure of noncash investing activities:
Property, plant and equipment recorded in accounts payable	$49,169	$84,805	$25,108
See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

TTM Technologies, Inc. (the Company or TTM) is a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions) as well as a global designer and manufacturer of radio-frequency (RF) and microwave components and assemblies. The Company provides time-to-market and volume production of advanced technology products and offers a one-stop design, engineering and manufacturing solution to customers from engineering support to prototype development through final mass production. This one-stop design and manufacturing solution enables the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

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

The Company operates on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2018 and 2017 were 52 weeks ended on December 31, 2018 and January 1, 2018, respectively. Fiscal 2016 consisted of 53 weeks ended on January 2, 2017 with the additional week included in the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income. An adjustment has been made to combine the statutory surplus reserve with retained earnings on the consolidated balance sheets and the consolidated statements of stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Such estimates include the sales return reserve; accounts receivable; inventories; goodwill; intangible assets and other long-lived assets; product warranty liabilities; legal contingencies; income taxes; pension obligations; and fair values of financial instruments. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. The actual results we experienced may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and actual results, our future result of operations will be affected.

Principles of Consolidation

The consolidated financial statements include the accounts of TTM and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The functional currency of certain of the Company’s subsidiaries is the Chinese Renminbi (RMB). Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive (loss) income in the consolidated statement of stockholders’ equity and the consolidated statement of comprehensive income (loss). Net gains and losses resulting from foreign currency remeasurements and transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $3,529 gain, $22,802 loss and $13,538 gain for the years ended December 31, 2018, January 1, 2018 and January 2, 2017, respectively.

Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Cash equivalents consist primarily of interest-bearing bank accounts.

The Company considers highly liquid investments with an effective maturity to the Company of more than three months and less than one year to be short-term investments

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

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

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2018, January 1, 2018 and January 2, 2017:

	For the Year Ended
	December 31,	January 1,	January 2,
	2018	2018	2017
	(In thousands)
Balance at beginning of year	$2,468	$2,851	$1,525
Addition charged to expense	429	346	1,560
Deductions	(141)	(719)	(223)
Effect of foreign currency exchange rates	(6)	(10)	(11)
Balance at end of year	$2,750	$2,468	$2,851

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

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income in the period incurred. Depreciation and amortization expense on property, plant and equipment was $162,708, $150,809, and $156,229 for the years ended December 31, 2018, January 1, 2018 and January 2, 2017, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $1,438, $1,494 and $1,876 during the years ended December 31, 2018, January 1, 2018 and January 2, 2017, respectively, in connection with various capital projects.

Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are included in operating income as incurred.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is assessed for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company has two reportable segments consisting of PCB and E-M Solutions. There is goodwill only in the Company’s PCB reportable segment. Goodwill is allocated to reporting units, which are operating segments or one level below the Company’s operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. The Company’s PCB reportable segment is made up of two operating segments that consist of five reporting units. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs its annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. In the fourth quarter of 2018, the Company performed its annual impairment test quantitatively and concluded that goodwill was not impaired. See Note 6 for further details.

Intangible Assets

Intangible assets include customer relationships, technology, and backlog, which are being amortized over their estimated useful lives using straight-line and accelerated methods. The estimated useful lives of such intangibles range from 1 year to 13 years.

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

The Company classifies assets to be sold as assets held for sale when (i) Company management has approved and commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition and is ready for sale; (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated; (iv) the sale of the asset is probable; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets classified as held for sale are recorded at the lower of the carrying amount or fair value less the cost to sell and are included as a component of prepaid expenses and other current assets in the consolidated balance sheet.

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

Revenue Recognition

The Company derives revenues primarily from the sale of PCBs, custom electronic assemblies using customer-supplied engineering and design plans as well as the design and manufacture of RF and microwave components and assemblies. In the absence of a sales agreement, the Company’s standard terms and conditions apply. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company applies a five-step approach as defined in the new standard in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Revenue Streams

For the PCBs and custom electronic assemblies, orders for products generally correspond to the production schedules of the Company’s customers and are supported with firm purchase orders. The Company’s customers have continuous control of the work in

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

progress and finished goods throughout the PCB manufacturing process, as PCBs are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, beginning in the first quarter of 2018, the Company now recognizes revenue over time based on the extent of progress towards completion of the performance obligation. Revenue recognized under these contracts is based on the cost-to-cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

Additionally, the Company has certain long-term contracts related to its manufacture of components, assemblies, and subsystems which service the aerospace and defense electronics market. These long-term contracts, many of which provide for periodic payments, are recognized over time under the percentage-of completion method. Estimated manufacturing cost-at-completion for these contracts are reviewed on a periodic basis, and adjustments are made as needed to the estimated cost-at-completion, based on actual costs incurred, progress made, and estimates of costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value and the loss resulting from the cost overruns are immediately recognized.

Finally, the Company manufactures components, assemblies, and subsystems which service its wireless communications customers. The Company recognizes revenue at a point in time upon transfer of control of the products to the customer. Point in time recognition was determined as the customer does not simultaneously receive or consume the benefits provided by the Company’s performance and the asset being manufactured has alternative uses to the Company.

Performance Obligations

Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized upon transfer of control of the products to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation as the promise to transfer the individual good or service is not separately identifiable from other promises in the contract and is, therefore, not distinct. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for our long-term contracts was $19,671. The Company expects to recognize revenue on approximately 64% of the remaining performance obligations for the Company’s long-term contracts over the next year with the remaining amount recognized thereafter. The remaining performance obligations for the Company’s short-term contracts are expected to be recognized within one year or less.

Transaction Price

The Company provides customers a limited right of return for defective PCBs including components, subsystems and assemblies. Estimates of returns are treated as variable consideration for purposes of determining the transaction price. The Company accrues an estimate for sales returns and allowances progressively over time based on the extent of progress towards completion of the performance obligation using the Company’s judgment based on historical results and anticipated returns. To the extent actual experience varies from its historical experience, revisions to the sales returns and allowances accrual may be required. Sales returns and allowances are recorded as a reduction of revenue and included as a component of accrued expenses on the consolidated balance sheet. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold. Warranty-related services are not considered a separate performance obligation. Incremental warranty costs that are not related to sales returns are recorded in accrued expenses and cost of goods sold. The following summarizes the activity in the Company’s sales returns and allowances for the years ended December 31, 2018, January 1, 2018 and January 2, 2017:

	For the Year Ended
	December 31,	January 1,	January 2,
	2018	2018	2017
	(In thousands)
Balance at beginning of year	$8,171	$8,119	$7,789
Addition charged as a reduction of sales (1)	23,525	14,574	22,060
Deductions	(15,602)	(14,524)	(21,728)
Effect of foreign currency exchange rates	(23)	2	(2)
Balance at end of year	$16,071	$8,171	$8,119

(1)As discussed in Note 2 to the consolidated financial statements, on the date of adopting the new revenue standard, the Company recorded an estimated sales returns and allowance in the amount of $5,213 as of January 2, 2018.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Contract Balances

Accounts receivable represents the Company’s unconditional right to receive consideration from its customer. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable.

A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified as current assets and transferred to receivables when the entitlement to payment becomes unconditional. The Company’s contract assets are generally converted to trade account receivables within 90 days, at which time the Company is entitled to payment of the fixed price upon delivery of the finished product subject to customer payment terms. Contract assets were $287,741 as of December 31, 2018 and represent unbilled amounts for work performed to date. In 2018, there were no material impairment losses on contract assets. The contract assets increased by $23,585 due to the acquisition of Anaren, Inc. (Anaren) on April 18, 2018. There were no contract assets as of January 1, 2018.

A contract liability is recognized when the Company has received payment in advance for the future transfer of goods or services. The Company’s contract liabilities are generally converted to revenue within 90 days. Contract liabilities were $3,220 as of December 31, 2018 and represent customer advances for work yet to be performed. There were no contract liabilities as of January 1, 2018.

The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. All incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Disaggregated Revenue

Revenue from products and services transferred to customers over time and at a point in time accounted for 98% and 2%, respectively of the Company’s revenue in 2018. In 2017 and 2016, revenue from products and services transferred to customers was recognized at a point in time.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	For the Year Ended December 31, 2018
	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$625,494	$858	$626,352
Automotive	414,787	86,828	501,615
Cellular Phone	384,843	—	384,843
Computing/Storage/Peripherals	392,091	1,694	393,785
Medical/Industrial/Instrumentation	362,724	39,852	402,576
Networking/Communications	389,720	96,894	486,614
Other	51,655	(179)	51,476
Total	$2,621,314	$225,947	$2,847,261

	For the Year Ended January 1, 2018 (1)
	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$418,238	$1,544	$419,782
Automotive	434,775	76,401	511,176
Cellular Phone	483,805	—	483,805
Computing/Storage/Peripherals	352,862	4,247	357,109
Medical/Industrial/Instrumentation	330,093	38,257	368,350
Networking/Communications	390,335	88,506	478,841
Other	38,398	1,131	39,529
Total	$2,448,506	$210,086	$2,658,592

(1)As discussed in Note 2 to the consolidated financial statements, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, under the modified retrospective method on January 2, 2018. Accordingly, the consolidated financial statements for the years ended January 1, 2018 and January 2, 2017 have not been adjusted.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended January 2, 2017 (1)
	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$380,816	$450	$381,266
Automotive	449,813	44,221	494,034
Cellular Phone	360,816	—	360,816
Computing/Storage/Peripherals	303,807	11,145	314,952
Medical/Industrial/Instrumentation	327,701	38,928	366,629
Networking/Communications	474,300	97,812	572,112
Other	37,623	5,927	43,550
Total	$2,334,876	$198,483	$2,533,359

(1)As discussed in Note 2 to the consolidated financial statements, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, under the modified retrospective method on January 2, 2018. Accordingly, the consolidated financial statements for the years ended January 1, 2018 and January 2, 2017 have not been adjusted.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for its incentive compensation plan awards. The incentive compensation plan awards include performance-based restricted stock units, restricted stock units, and stock options. The associated compensation expense for all awards is based on the grant date fair value of the awards, and for year 2016 include estimated forfeitures. For performance-based restricted stock units, compensation expense also includes management’s periodic assessment of annual financial performance goals to be achieved. Compensation expense for the incentive compensation plan awards is recognized on a straight line basis over the vesting period of the awards. The fair value of performance-based restricted stock units is estimated on the grant date using a Monte Carlo simulation model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The fair value of restricted stock units is measured on the grant date based on the quoted closing market price of the Company’s common stock. The fair value of the stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.

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

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company expects its earnings attributable to foreign subsidiaries will be indefinitely reinvested except for our material Chinese plants and the respective holding companies where a deferred tax liability has been recorded for foreign withholding and estimated federal/state tax impact. For those other companies with earnings currently being reinvested outside of the U.S., no deferred tax liabilities on undistributed earnings are recorded.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted. Accounting Standard Codification (ASC) Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. Certain provisions of the Tax Act were effective September 27, 2017, December 31, 2017 and January 1, 2018.

For the year ended January 1, 2018, the Company revalued its ending gross deferred tax items, previously recorded at 35 percent, using the enacted 21 percent corporate tax rate. This change caused a reduction to the Company’s U.S. federal deferred tax assets fully offset by a reduction of its valuation allowance.

For the year ended January 1, 2018, the Company had performed a preliminary earnings and profits analysis with consideration given to foreign loss carryforwards acquired as a result of the Company’s acquisitions and determined on a provisional basis that there should be no income tax effect in the current or any future period. For the year ended December 31, 2018, the Company completed its analysis and maintains that there should be no income tax effect.

The Company determined that the following provisions that are effective January 1, 2018 and relevant to the Company will impact the year ended December 31, 2018 tax expense: limitations on certain entertainment expenses, the inclusion of commissions and performance based compensation in determining the excessive compensation limitation, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI). The Company has decided to make a policy election to treat the GILTI tax as a period expense and as such, no U.S. deferred taxes will be calculated on foreign earnings that are expected to generate GILTI income when they reverse in future years.

Convertible Debt

The accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion require the debt and equity components to be separately accounted for in a manner that reflects the Company’s nonconvertible borrowing rate when interest expense is recognized in subsequent periods. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to the Company’s at the time of issuance. The difference between the debt recorded at inception and its principal amount is accreted to principal through interest expense during the estimated life of the note.

Value Added and Sales Tax Collected from Customers

As a part of the Company’s normal course of business, value added and sales taxes are collected from customers. Such taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. Value added and sales taxes are excluded from reported revenues and costs presented in the consolidated statements of operations and comprehensive income (loss).

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income is comprised of net income (loss), changes in the cumulative foreign currency translation adjustments, pension obligation adjustments, and realized and unrealized gains or losses on hedged derivative instruments.

Noncontrolling Interest Holdings

Noncontrolling interest consisted of a 5% equity interest in a manufacturing facility in Huiyang, China which was acquired along with other assets and liabilities of Viasystems Group Inc. (Viasystems). In 2017, the Company purchased the 5% equity interest from the noncontrolling interest holder. See Note 21.

Loss Contingencies

The Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Any legal fees expected to be incurred in connection with a contingency are expensed as incurred.

Accounting for Retirement Benefit Plans

The Company accounts for its retirement benefit plans and postretirement and postemployment benefit obligations in accordance with ASC Topic 715, Compensation—Retirement Benefits. ASC Topic 715 requires the Company to recognize the overfunded or underfunded status of a defined benefit plan, measured as the difference between the fair value of plan assets and the plan's benefit obligation, as an asset or liability in its consolidated balance sheet and to recognize changes to that funded status in the year in which the changes occur through accumulated other comprehensive loss. ASC Topic 715 also requires measurement of the funded status of a plan as of the Company's consolidated balance sheet dates.

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. The updated guidance changes the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company early adopted the removed or modified disclosures in the fourth quarter of fiscal 2018 and is currently assessing the timing and impact of adopting the updated provisions.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting per Topic 718. The Company adopted ASU 2017-09 on January 2, 2018. The adoption did not have a material impact on the consolidated financial statements or related disclosures.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The Company adopted ASU 2017-07 on January 2, 2018. The adoption did not have a material impact on the consolidated financial statements or related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business to exclude gross assets acquired (or disposed of) that have substantially all of their fair value concentrated in a single identifiable asset or group of similar identifiable assets. The ASU also updates the definition of the term “output” to be consistent with ASC Topic 606. The Company adopted ASU 2017-01 on January 2, 2018. The adoption did not have a material impact on the consolidated financial statements or related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The objective of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by recognizing the income tax consequences when the transfer occurs. The Company adopted ASU 2016-16 on January 2, 2018. The adoption did not have a material impact on the consolidated financial statements or related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends certain aspects of recognition, measurement, presentation and disclosure

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

of financial instruments, and supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. The Company adopted ASU 2016-01 on January 2, 2018. The adoption did not have a material impact on the consolidated financial statements or related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 2, 2018 using the modified retrospective transition method. See Note 2 for further details of the change in accounting principle.

Recently Issued Accounting Standards Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payments. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company does not anticipate the adoption will have a material impact on the consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Act. Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the 2017 Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate the adoption will have a material impact on the consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the existing lease recognition requirements in the current accounting standard for leases. The core principal of the new standard is that an entity should recognize right-of-use (ROU) assets and lease liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is to be applied using a modified retrospective transition method with the option to elect a number of practical expedients. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides additional guidance to Topic 842 including providing preparers an additional optional retrospective adoption method which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings. ASU 2018-11 also provides lessors a practical expedient to not separate lease from non-lease components, in certain situations.

The Company will adopt the new lease standard as of January 1, 2019 and plan to utilize the retrospective cumulative effect adjustment transition method with a cumulative effect adjustment being recorded as of the adoption date. The Company expects to elect certain available practical expedients including the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow the Company to carry forward the historical lease classification. Additionally, the Company will make an accounting policy election to not record ROU assets and lease liabilities for leases with an initial term of twelve months or less on its consolidated balance sheet.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company have established a cross-functional implementation team and are in the process of finalizing the scope of arrangements that will be subject to this standard as well as assessing the impact to the Company’s systems, processes, and internal controls over financial reporting. While the Company is still evaluating the impact of adopting ASU 2016-02, the Company anticipate this standard will have a material impact on the consolidated balance sheet. The primary impact will be to record ROU assets and lease liabilities for existing operating leases on the consolidated balance sheets. Currently, the Company estimates the adoption of the standard will result in the recognition of additional ROU assets and lease liabilities that are not anticipated to be greater than the Company’s future minimum lease payments (see Note 14), as of January 1, 2019.

The Company do not expect the adoption to have a material impact on its consolidated statements of operations or its consolidated statements of cash flows. The Company do not believe the standard will have a notable impact on its liquidity. The standard will have no impact on the Company’s debt covenant compliance under its current agreements. The Company’s analysis and evaluation of the new standard will continue through its effective date in the first quarter of 2019, including continuing to monitor any potential changes in the standard proposed by the FASB.

(2)	Revenues

The Company assessed the new guidance provided by ASU 2014-09 and adopted the new revenue standard on January 2, 2018, which resulted in a change to the timing of revenue recognition for certain of the Company’s revenue streams from point in time upon physical delivery to an over time model. Additionally, the Company elected the cumulative effect transition method with adjustment to the opening balance of retained earnings at January 2, 2018 for all open contracts as of January 1, 2018. Therefore, comparative information has not been adjusted and continues to be reported under previous U.S. GAAP guidance for the consolidated balance sheet at January 1, 2018 and the consolidated statement of operations for the years ended January 1, 2018 and January 2, 2017.

The cumulative effect of the changes made to the Company’s January 2, 2018 consolidated balance sheet for the adoption of the new revenue standard was as follows:

	Balance at January 1, 2018	New Revenue Standard Adjustment	Balance at January 2, 2018
	(In thousands)
Balance Sheet
Assets
Accounts receivable, net	$483,903	$8,171	$492,074
Contract assets	—	260,654	260,654
Inventories	294,588	(223,576)	71,012
Liabilities
Other accrued expenses	114,685	13,384	128,069
Other long-term liabilities	74,667	3,291	77,958
Equity
Retained earnings	230,850	28,574	259,424

The adoption of ASC Topic 606 resulted in the establishment of a contract asset balance sheet account and in the reclassification from inventories to contract assets related to certain customer contracts requiring an over time method of revenue recognition. On the date of adopting the new revenue standard, the Company recorded an estimated sales returns and allowance as well as a noncurrent deferred tax liability in the amount of $5,213 and $3,291, respectively, as of January 2, 2018. Additionally, the Company reclassified its sales returns and allowance balance of $8,171 as of January 1, 2018, from trade accounts receivable to other accrued expenses. Sales returns and allowances are recorded as a reduction of revenue and a component of accrued expenses on the consolidated balance sheet.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The disclosure below summarizes the impact of the adoption of the new revenue standard on the Company’s consolidated balance sheet as of December 31, 2018 and statement of operations for the year ended December 31, 2018 for which the As Reported reflects the new revenue standard and Balances without New Revenue Standard Adjustment reflects the Company’s replaced revenue recognition policy of point in time and upon physical delivery, for certain revenue streams, as appropriate.

	As of December 31, 2018
	As Reported	Effect of Change Increase (Decrease)	Balances without New Revenue Standard Adjustment
	(In thousands)
Balance Sheet
Assets
Accounts receivable, net	$523,165	$10,492	$512,673
Contract assets	287,741	278,935	8,806
Inventories	109,377	(232,473)	341,850
Liabilities
Other accrued expenses	113,756	18,893	94,863
Other long-term liabilities	94,777	1,619	93,158
Equity
Retained earnings	433,008	36,442	396,566

	For the Year Ended December 31, 2018
	As Reported	Effect of Change Increase	Balances without New Revenue Standard Adjustment
	(In thousands)
Net sales	$2,847,261	$17,915	$2,829,346
Cost of goods sold	2,390,227	8,897	2,381,330
Gross profit	457,034	9,018	448,016
Net income	173,584	7,868	165,716

Included in the Effect of Change Increase column for the year ended December 31, 2018 are $14,408, $11,375 and $3,033 of net sales, cost of goods sold and gross profit, respectively, related to the opening balance sheet of Anaren which was acquired on April 18, 2018 (See Note 3), and not to the activity during the year ended December 31, 2018.

The adoption of the new accounting guidance had no impact to net cash provided by (used in) operating, financing or investing activities on the consolidated statement of cash flows for the year ended December 31, 2018.

(3)	Acquisition of Anaren, Inc.

On April 18, 2018, the Company acquired all of the equity interests of Anaren for a total consideration of $787,911. Anaren was a leading provider of mission-critical RF solutions, microelectronics, and microwave components and assemblies for the wireless infrastructure and aerospace and defense electronics markets.

As of December 31, 2018, bank fees and legal, accounting, and other professional service costs associated with the acquisition of Anaren totaling $14,008 have been expensed and recorded as general and administrative expense in the consolidated statements of operations.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the components of the purchase price:

(In thousands)
Cash consideration	$596,396
Cash purchased	12,911
609,307
Debt assumed	178,604
Total consideration	$787,911

Purchase Price Allocation

The purchase price of the Anaren acquisition was allocated to tangible and intangible assets acquired, and liabilities assumed based on the fair value at the date of the acquisition, April 18, 2018. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. As of December 31, 2018, the Company has finalized the allocation of the purchase price.

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed. The following summarizes the final estimated fair values of net assets acquired:

(In thousands)
Cash	$12,911
Trade and notes receivables	32,457
Contract assets	23,585
Inventories	56,619
Other current assets	1,373
Property, plant and equipment	45,115
Identifiable intangible assets	336,000
Other assets	300
Goodwill	394,474
Trade accounts payable	(14,623)
Contract liabilities	(7,778)
Other current liabilities	(7,616)
Long-term debt	(178,604)
Non-current deferred tax liabilities	(76,470)
Other liabilities	(8,436)
Total	$609,307

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

Identifiable Intangible Assets

Acquired identifiable intangible assets include customer relationships, developed technology and backlog. The fair value of the identifiable intangible assets was determined using various valuation methods including relief from royalty and excess earnings to determine the present value of expected future cash flows for each identifiable intangible asset based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on a market participant perspective. The Company used risk adjusted discount rates between

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

4.5% and 17.0% to discount the expected future cash flows. The fair value assigned to each class of intangible assets and the related weighted average amortization periods are as follows:

	Estimated Fair Value	Weighted Average Amortization Period
	(In thousands)	(years)
Customer relationships	$267,500	12.2 years
Developed technology	39,500	9.4 years
Backlog	29,000	0.9 years
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

Results of Operations

The results of operations of Anaren have been included in the Company’s consolidated statement of operations since April 18, 2018 which for 2018 resulted in additional net sales of $191,009. Pre-tax net income included in the consolidated statement of operations from the Anaren operations for the year ended December 31, 2018 have not been reported as it is impracticable to do so given the integration and other efficiency and cost saving measures that occurred during the year ended December 31, 2018.

Pro forma Financial Information (unaudited)

The unaudited pro forma financial information below gives effect to this acquisition as if it had occurred at the beginning of fiscal 2017, or January 3, 2017. The pro forma financial information presented includes the effects of adjustments related to the amortization of acquired identifiable intangible assets and acquired inventory, depreciation of acquired fixed assets, and other non-recurring transactions costs directly associated with the acquisition such as legal, accounting and banking fees.

The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of the earliest period presented, or the results that may be achieved in future periods.

	For the Year Ended
	December 31,	January 1,
	2018	2018
	(In thousands)
Net sales	$2,915,935	$2,892,192
Net income attributable to TTM Technologies, Inc. stockholders	190,198	106,881
Basic earnings per share	$1.84	$1.05
Dilutive earnings per share	$1.51	$0.91

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(4)	Restructuring and Impairment Charges

Following the acquisition of Anaren on April 18, 2018 and following the acquisition of Viasystems on May 31, 2015, the Company incurred employee separation costs and contract termination and other costs related to the integration and other efficiency and cost saving measures. Contract termination and other costs primarily represented plant closure costs as well as costs related to building operating leases. Following the acquisition of Viasystems on May 31, 2015, the Company closed certain facilities which resulted in the layoff of related employees at these facilities. The acquisitions of Anaren and Viasystems were part of the Company’s integration strategy to improve total plant utilization, operational performance and customer focus.

The below table summarizes such restructuring costs by reportable segment for the years ended December 31, 2018, January 1, 2018 and January 2, 2017:

	For the Year Ended
	December 31, 2018			January 1, 2018			January 2, 2017
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Reportable Segment:
PCB	$2,008	$—	$2,008	$178	$99	$277	$1,548	$2,141	$3,689
E-M Solutions	—	—	—	—	520	520	903	3,644	4,547
Corporate	3,389	121	3,510	33	360	393	(231)	946	715
	$5,397	$121	$5,518	$211	$979	$1,190	$2,220	$6,731	$8,951

The below table shows the utilization of the accrued restructuring costs during the years ended December 31, 2018 and January 1, 2018:

	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Accrued at January 2, 2017	$124	$1,042	$1,166
Charged to expense	211	979	1,190
Amount paid	(335)	(1,522)	(1,857)
Accrued at January 1, 2018	$—	$499	$499
Charged to expense	5,397	121	5,518
Amount paid	(2,239)	(227)	(2,466)
Accrued at December 31, 2018	$3,158	$393	$3,551

As of December 31, 2018, the Company incurred approximately $23,040 of restructuring charges since the inception of the restructuring plans.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(5)	Composition of Certain Consolidated Financial Statement Captions

	As of
	December 31, 2018	January 1, 2018
	(In thousands)
Inventories:
Raw materials	$97,600	$75,835
Work-in-process	10,299	120,031
Finished goods	1,478	98,722
	$109,377	$294,588
Property, plant and equipment, net:
Land and land use rights	$75,431	$70,681
Buildings and improvements	534,122	506,394
Machinery and equipment	1,357,035	1,243,456
Construction-in-progress, furniture and fixtures and other	42,713	51,865
	2,009,301	1,872,396
Less: Accumulated depreciation	(957,277)	(815,551)
	$1,052,024	$1,056,845
Other accrued expenses:
Interest	$9,260	$6,297
Restructuring	3,551	499
Income taxes payable	11,345	21,993
Other	89,600	85,896
	$113,756	$114,685

(6)	Goodwill

As of December 31, 2018 and January 1, 2018, goodwill was as follows:

Total
(In thousands)
Balance as of January 2, 2017
Goodwill	$544,009
Accumulated impairment losses	(171,400)
372,609
Foreign currency translation adjustment	(38)
Balance as of January 1, 2018
Goodwill	543,971
Accumulated impairment losses	(171,400)
372,571

Goodwill recognized during the year	394,474
Balance as of December 31, 2018
Goodwill	938,445
Accumulated impairment losses	(171,400)
$767,045

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar. All of the Company’s goodwill is included as a component of the PCB reportable segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

During the fourth quarter of 2018, the Company performed its annual goodwill impairment test quantitatively, which was based on a combination of the income approach utilizing discounted cash flow analysis and the market approach, and concluded that the goodwill was not impaired for the Company’s reporting units. The Company will continue to evaluate its goodwill on an annual basis during its fourth fiscal quarter and whenever events or changes in circumstances — such as significant adverse changes in business climate or operating results, changes in management strategy, coupled with a decline in the market price of our stock and market capitalization — indicate that there may be a potential impairment.

(7)	Definite-lived Intangibles

As of December 31, 2018 and January 1, 2018, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)				(years)
December 31, 2018
Customer relationships	$203,634	$(123,522)	$—	$80,112	8.1
Technology	3,000	(3,000)	—	—	3.0
Acquired intangibles from acquisition
Customer relationships	267,500	(15,561)	—	251,939	12.2
Developed technology	39,500	(3,345)	—	36,155	9.4
Backlog	29,000	(21,283)	—	7,717	0.9
	$542,634	$(166,711)	$—	$375,923
January 1, 2018
Customer relationships	$203,563	$(101,089)	$72	$102,546	8.1
Technology	3,000	(2,596)	—	404	3.0
	$206,563	$(103,685)	$72	$102,950

The January 1, 2018 definite-lived intangible balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar.

Definite-lived intangibles are generally amortized using the straight-line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $63,026, $23,634, and $24,252 for the years ended December 31, 2018, January 1, 2018 and January 2, 2017, respectively. For the year ended December 31, 2018, $3,345 of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
2019	$53,161
2020	45,419
2021	42,108
2022	39,002
2023	36,290
Thereafter	159,943
$375,923

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(8)	Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of December 31, 2018 and January 1, 2018:

	Interest Rate as of December 31, 2018	Principal Outstanding as of December 31, 2018	Interest Rate as of January 1, 2018	Principal Outstanding as of January 1, 2018
	(In thousands)
Term Loan due September 2024	5.00%	$835,879	4.06%	$349,125
Senior Notes due October 2025	5.63%	375,000	5.63%	375,000
Convertible Senior Notes due December 2020	1.75%	249,985	1.75%	249,985
U.S. ABL Revolving Loan due May 2020	4.00%	40,000	3.06%	17,000
Asia ABL Revolving Loan due May 2020	3.90%	30,000	2.96%	30,000
Capital Lease	—	—	6.43%	1,919
		1,530,864		1,023,029
Less: Long-term debt unamortized discount		(22,167)		(30,513)
Long-term debt unamortized debt issuance costs		(16,272)		(12,459)
		1,492,425		980,057
Less: current maturities		(30,000)		(4,578)
Long-term debt, less current maturities		$1,462,425		$975,479

The fiscal calendar maturities of long-term debt through 2023 and thereafter are as follows:

(In thousands)
2019	$30,000
2020	319,985
2021	—
2022	—
2023	—
Thereafter	1,180,879
$1,530,864

Term Loan Facility

On April 18, 2018, the Company closed its $600,000 commitment of incremental loans concurrent with the completion of its acquisition of Anaren. At issuance, these incremental loans increased the Company’s existing balance of its Term Loan Facility due 2024 from $348,250 to $948,250. As of December 31, 2018, the Term Loan Facility had an outstanding balance of $835,879, of which $30,000 is included in short-term debt and $805,879 is included in long-term debt. The Term Loan Facility was issued at a weighted average discount of 99.7% and bears interest, at the Company’s option, at a floating rate of LIBOR, plus an applicable interest margin of 2.50%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.5% or LIBOR plus 1.0%), subject to a 1.0% floor plus an applicable margin of 1.5%. At December 31, 2018 the interest rate on the outstanding borrowings under the Term Loan Facility was 5.00%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of the domestic assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

During 2018, after the closing of its April 18, 2018 incremental loans facility, the Company made a $2,371 quarterly scheduled principal payment and $110,000 optional debt principal prepayments. Subsequent to December 31, 2018, the Company made an optional debt principal prepayment of $30,000. As a result of the principal prepayments, the Company is no longer required to make any quarterly scheduled payments. However, based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, the Company may be required to make an additional principal payment on an annual basis beginning after fiscal year 2018. For 2019, the Company is not required to make an additional principal payment as its First Lien Leverage Ratio was less than 2.0. Any remaining outstanding balance under the Term Loan Facility is due at the maturity date of September 28, 2024.

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

Convertible Senior Notes due 2020

The Company maintains 1.75% convertible senior notes in the amount of $249,985 due December 15, 2020. The convertible senior notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The convertible senior notes are unsecured obligations and would rank equally to the Company’s future unsecured senior indebtedness and are senior in right of payment to any of the Company’s future subordinated indebtedness.

Conversion:  At any time prior to March 15, 2020, holders may convert their convertible senior notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 103.7613 shares of the Company’s common stock per $1 principal amount of convertible senior notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. In 2018, the conversion criteria had been met allowing holders to give notice of conversion during the year. However, as of December 31, 2018, the conversion criteria that would allow holders to give notice of conversion in the first quarter of 2019 had not been met.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay shares of our common stock, cash or a combination of cash and shares of our common stock at its election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of December 31, 2018, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2018 and January 1, 2018, the following summarizes the equity components of the convertible senior notes included in additional paid-in capital:

	As of December 31, 2018			As of January 1, 2018
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(In thousands)
Convertible Senior Notes due 2020	$60,216	$(1,916)	$58,300	$60,216	$(1,916)	$58,300

The components of interest expense resulting from the convertible senior notes for the years ended December 31, 2018, January 1, 2018 and January 2, 2017 were as follows:

	For the Year Ended
	December 31,	January 1,	January 2,
	2018	2018	2017
	(In thousands)
Contractual coupon interest	$4,375	$4,375	$4,375
Amortization of debt discount	$9,142	$8,570	$8,034
Amortization of debt issuance costs	$916	$858	$805

Asset-Based Lending Agreements

The Company maintains a $200,000 U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and a $150,000 Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans).

The U.S. ABL consists of three tranches comprised of a revolving credit facility for up to $200,000, a letter of credit facility for up to $50,000, and swingline loans for up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at the Company’s option. At December 31, 2018, the interest rate on the outstanding borrowings under the U.S. ABL was 4.00%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and certain inventories as well as by a second position against a significant amount of the domestic assets of the Company and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. At December 31, 2018, $40,000 of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. At December 31, 2018, the interest rate on the outstanding borrowings under the Asia ABL was 3.90%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. At December 31, 2018, $30,000 of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of December 31, 2018, letters of credit in the amount of $10,128 were outstanding under the U.S. ABL and $12,128 were outstanding under the Asia ABL with various expiration dates through May 2020. Available borrowing capacity under the U.S. ABL and the Asia ABL was $149,872 and $107,872, respectively, which considers letters of credit outstanding at December 31, 2018.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company is required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL and the Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $992, $783, and $709 for the years ended December 31, 2018, January 1, 2018, and January 2, 2017, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $30,532 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in June 2019. As of December 31, 2018, the Chinese Revolver had not been drawn upon.

Debt Issuance and Debt Discount

As of December 31, 2018 and January 1, 2018, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes, and Convertible Senior Notes are as follows:

	As of December 31, 2018			As of January 1, 2018
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands)
Term Loan due September 2024	$8,229	$2,489	4.66%	$2,788	$1,691	3.96%
Senior Notes due October 2025	6,071	—	5.92%	6,782	—	5.92%
Convertible Senior Notes	1,972	19,678	6.48%	2,889	28,822	6.48%
	$16,272	$22,167		$12,459	$30,513

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Debt issuance costs for the ABL Revolving Loans of $1,420 and $2,421 as of December 31, 2018 and January 1, 2018, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

At December 31, 2018, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 3.7 years.

Loss on Extinguishment of Debt

During the years ended January 1, 2018 and January 2, 2017, the Company recognized loss on extinguishment of debt of $768 and $47,767, respectively, primarily associated with the write off of the remaining unamortized debt issuance and debt discount for the 2016 Term Loan and the 2015 Term Loan Credit Agreement, respectively.

(9)	Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2018, January 1, 2018 and January 2, 2017 are:

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands)
United States	$18,991	$(4,178)	$(85,323)
Foreign	70,777	144,136	152,325
Income before income taxes	$89,768	$139,958	$67,002

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company expects its earnings attributable to foreign subsidiaries will be indefinitely reinvested, except for our material Chinese plants and the respective holding companies where a deferred tax liability of approximately $19,439 and $1,066 has been recorded for the foreign and U.S. federal/state impact, respectively. For those other companies with earnings currently being reinvested outside of the U.S., the undistributed earnings amounted to approximately $209,356 as of December 31, 2018. The determination of the unrecognized deferred tax liability related to these undistributed earnings is approximately $4,700.

The components of income tax benefit (provision) for the years ended December 31, 2018, January 1, 2018 and January 2, 2017 are:

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands)
Current benefit (provision):
Federal	$381	$82	$(342)
State	(1,294)	(462)	(512)
Foreign	(12,045)	(24,006)	(29,672)
Total current	(12,958)	(24,386)	(30,526)
Deferred benefit (provision):
Federal	97,723	11	—
State	14,351	(31)	—
Foreign	(15,300)	9,175	(901)
Total deferred	96,774	9,155	(901)
Total benefit (provision)	$83,816	$(15,231)	$(31,427)

The following is a reconciliation of the provision for income taxes at the statutory federal income tax rate compared to the Company’s provision for income taxes for the years ended December 31, 2018, January 1, 2018 and January 2, 2017:

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands)
Statutory federal income tax	$(18,851)	$(48,985)	$(22,780)
State income taxes, net of federal benefit and state tax credits	(1,953)	(462)	906
Foreign deemed dividends	—	(457)	(4,585)
Transfer pricing	1,483	—	—
Acquisition related expenses	(1,737)	—	(591)
IRC Section 162(m) limitation	(3,702)	—	—
Stock options	1,072	—	—
Intercompany profit in inventory elimination	—	(743)	(335)
Permanently reinvested earnings assertion	(15,492)	—	—
Tax Act deferred tax revaluation	—	(59,228)	—
Foreign tax differential on foreign earnings & other permanent items	2,045	30,412	17,530
Change in valuation allowance	118,451	66,716	(19,119)
Uncertain tax positions	(954)	(3,992)	(3,464)
Federal research and development credits	2,996	1,270	1,270
Other	458	238	(259)
Total benefit (provision) for income taxes	$83,816	$(15,231)	$(31,427)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets (liabilities) as of December 31, 2018 and January 1, 2018 are as follows:

	As of
	December 31, 2018	January 1, 2018
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$104,801	$143,095
Reserves and accruals	29,358	23,655
Interest expense limitation	1,276	—
Unrealized loss on cash flow hedge	1,128	—
Tax credit carryforwards	30,962	27,012
Stock-based compensation	4,528	5,099
Original issue discount on convertible senior notes	5,130	7,345
Property, plant and equipment	24,826	24,170
Other deferred income tax assets	228	1,282
	202,237	231,658
Less: valuation allowance	(27,426)	(167,238)
	174,811	64,420
Deferred income tax liabilities:
Discount on convertible senior notes	(4,683)	(6,413)
Repatriation of foreign earnings	(20,282)	(8,977)
Property, plant and equipment basis differences	(50,622)	(33,661)
Goodwill and intangible amortization	(85,300)	(19,400)
Other deferred income tax liabilities	(252)	(828)
Net deferred income tax assets (liabilities)	$13,672	$(4,859)
Deferred income tax assets (liabilities), net:
Current deferred income taxes	$—	$—
Noncurrent deferred income taxes	13,672	(4,859)

As of December 31, 2018, the Company had the following net operating loss (NOL) carryforwards: $431,214 in the U.S. for federal, $148,774 in various U.S. states, $54,000 in China, and $13,300 in Hong Kong. The U.S. federal NOLs expire in 2023 through 2036, the various U.S. states’ NOLs expire in 2019 through 2036, the China NOLs expire in 2019 through 2023, and the Hong Kong NOLs carryforward indefinitely. Further, the Company’s tax credits were approximately $38,065 of which $6,496 carryforward indefinitely.

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

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. During the year ended December 31, 2018 the Company released a majority of its valuation allowance recorded on its U.S. net deferred tax assets due to a combination of the Company’s expectations for future U.S. taxable income improvement and to offset the net deferred tax liability acquired as a result of the Anaren acquisition. It continues to maintain a valuation allowance on certain of its U.S. net deferred tax assets represented by income tax attributes carried forward that are expected to expire unused. Certain subsidiaries within China continue to have NOL carryforwards in various tax jurisdictions that the Company has determined are not more likely than not to be utilized. As a result, a full valuation allowance has been recorded for these subsidiaries at December 31, 2018. For the remaining net deferred income tax asset, management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the activity in the Company’s valuation allowance for the years ended December 31, 2018, January 1, 2018 and January 2, 2017:

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands)
Balance at beginning of year	$167,238	$221,951	$234,192
Reduction related to acquisition	(76,040)	—	(18,234)
Additions charged to expense	—	4,515	5,993
Reduction charged to expense — Tax Act	—	(59,228)	—
Other reduction charged to expense	(63,772)	—	—
Balance at end of year	$27,426	$167,238	$221,951

Certain entities within China qualified for the high and new technology enterprise (HNTE) status enabling those entities to enjoy certain benefits, which were effective for the years ended December 31, 2018, January 1, 2018 and January 2, 2017. The HNTE status as well as enhanced research and development (R&D) deductions decreased Chinese taxes. HNTE and R&D benefit and effect on earnings per share are as follows:

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands, except per share data)
HNTE and R&D benefits	$11,970	$11,935	$7,666
Basic shares	103,355	101,580	100,099
Diluted shares	134,036	132,476	101,482
Increases earnings per share:
Basic	$0.12	$0.12	$0.08
Diluted	$0.09	$0.09	$0.08

HNTE status expires at various dates 2018 through 2019, but the Company expects to continue to file for renewal of such HNTE status for the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands)
Balance at beginning of year	$38,841	$39,727	$15,404
Additions related to acquisition	903	—	22,182
Additions based on tax positions related to the current year	856	1,965	5,389
Additions for tax positions of prior years	117	1,661	1,545
Reductions for tax positions of prior years	(2,140)	(3,846)	(2,286)
Lapse of statute of limitations	(728)	(666)	(2,507)
Balance at end of year	$37,849	$38,841	$39,727

As of December 31, 2018 and January 1, 2018, the Company recorded unrecognized tax benefits of $26,274 and $29,033, respectively, as well as interest and penalties of $13,280 and $12,679, respectively, to other long-term liabilities. The Company has also recorded unrecognized tax benefits of $11,576 and $9,808 against certain deferred tax assets as of December 31, 2018 and January 1, 2018, respectively. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $39,553 including interest and penalties. The Company expects its unrecognized tax benefits to decrease by $1,083 along with related interest of $2,040 over the next 12 months due to expiring statutes.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2018, the Company is subject to (i) U.S. federal income tax examination and / or NOL adjustment for tax years from 2000 to 2018, (ii) state and local income tax examination for tax years 2000 to 2018, and (iii) foreign income tax examinations generally for tax years from 2008 to 2018.

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

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of December 31, 2018, the fair value of the interest rate swap was recorded as a liability in the amount of $4,735 and included as a component of other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive (loss) income, net of tax, in the Company’s consolidated balance sheet. No ineffectiveness was recognized for the year ended December 31, 2018. During the year ended December 31, 2018, the interest rate swap increased interest expense by $1,598.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts at December 31, 2018 and January 1, 2018 was approximately $4,313 and $10,927, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	December 31, 2018	January 1, 2018
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other long-term liabilities	$(4,735)	$—
Foreign exchange contracts	Other accrued expenses	—	(6)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	—	107
Foreign exchange contracts	Other accrued expenses	(139)	(132)
Foreign exchange contracts	Other long-term liabilities	—	(13)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table provides information about the amounts recorded in accumulated other comprehensive (loss) income related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated statements of operations when derivative amounts are reclassified out of accumulated other comprehensive income for the years ended December 31, 2018, January 1, 2018 and January 2, 2017:

		Year ended December 31, 2018			Year ended January 1, 2018			Year ended January 2, 2017
		Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)	Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(6,333)	$(1,598)	$—	$—	$—	$—	$—	$—	$—
Foreign currency forward	Depreciation expense	(21)	(157)	—	276	(162)	—	(83)	(175)	—

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive (loss) income for the years ended December 31, 2018, January 1, 2018 and January 2, 2017:

	For the Year Ended
	December 31,	January 1,	January 2,
	2018	2018	2017
	(In thousands)
Beginning balance, net of tax	$(742)	$(1,180)	$(1,272)
Changes in fair value (loss) gain, net of tax	(4,846)	276	(83)
Reclassification to earnings	1,374	162	175
Ending balance, net of tax	$(4,214)	$(742)	$(1,180)

The Company expects that losses of approximately $837 of the accumulated other comprehensive income (loss) will be reclassified into the statement of operations, net of tax, in the next 12 months.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(11)	Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss), net of tax as of December 31, 2018, January 1, 2018 and January 2, 2017:

	Foreign Currency Translation	Pension Obligation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at January 2, 2017	$(43,149)	$—	$(1,180)	$(44,329)
Other comprehensive income before reclassifications	47,294	—	276	47,570
Amounts reclassified from accumulated other comprehensive income	—	—	162	162

Net year to date period other comprehensive income	47,294	—	438	47,732

Ending balance at January 1, 2018	4,145	—	(742)	3,403
Other comprehensive loss before reclassifications	(2,567)	(1,284)	(4,846)	(8,697)
Amounts reclassified from accumulated other comprehensive income	—	—	1,374	1,374

Net year to date period other comprehensive loss	(2,567)	(1,284)	(3,472)	(7,323)

Ending balance at December 31, 2018	$1,578	$(1,284)	$(4,214)	$(3,920)

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

For the years ended December 31, 2018, January 1, 2018 and January 2, 2017, one customer accounted for approximately 15%, 20% and 15%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the years ended December 31, 2018, January 1, 2018 or January 2, 2017.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2018 and January 1, 2018 were as follows:

	December 31, 2018		January 1, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$—	$—	$107	$107
Derivative liabilities, current	139	139	258	258
Derivative liabilities, non-current	4,735	4,735	—	—
Term Loan due September 2024	825,161	782,592	344,646	346,943
Senior Notes due October 2025	368,929	350,880	368,218	384,769
Convertible Senior Notes	228,335	290,858	218,274	429,199
ABL Revolving Loans	70,000	70,000	47,000	47,000
Capital lease	—	—	1,919	1,919

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of December 31, 2018 and January 1, 2018, which are considered Level 2 inputs.

The fair value of the convertible senior notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 2 inputs.

The fair value of plan assets in the defined benefit plan of $18,251 as of December 31, 2018 was not included in the table above and was estimated based on quoted market prices of the securities that are actively traded and price quotes that are readily available, which are considered Level 1 inputs. See Note 16 for further details of the plan assets measured at fair value in the defined benefit plan.

As of December 31, 2018 and January 1, 2018, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash and cash equivalents at December 31, 2018 consisted of $42,502 held in the U.S., with the remaining $213,858 held by foreign subsidiaries.

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
					$3,346

There was no impairment of long-lived assets recognized in the year ended December 31, 2018 or January 1, 2018.

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

Operating Leases

The Company leases some of its manufacturing and assembly plants, sales offices and equipment under noncancellable operating leases that expire at various dates through 2049. Certain real property leases contain renewal provisions at the Company’s option. Most of the leases require the Company to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term.

The following is a schedule of future minimum lease payments as of December 31, 2018:

Operating Leases
(In thousands)
2019	$7,282
2020	4,701
2021	3,406
2022	2,408
2023	2,172
Thereafter	4,172
Total minimum lease payments	$24,141

Total rent expense for the years ended December 31, 2018, January 1, 2018 and January 2, 2017, was approximately $20,345, $16,665 and $10,329, respectively.

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of December 31, 2018 and January 1, 2018. However, these amounts are not material to the consolidated financial statements of the Company.

(15)	Stock-Based Compensation

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

As of December 31, 2018, 949 PRUs, 2,546 RSUs and 100 stock options were outstanding under the Plan. Included in the 949 PRUs outstanding as of December 31, 2018 are 694 vested but not yet released. Included in the 2,546 RSUs outstanding as of December 31, 2018 are 422 vested but not yet released RSUs associated with non-employee directors. These RSUs vest over one year with release of the underlying shares of common stock deferred until retirement from the board of directors, (or until one year after retirement in the case of certain prior grants).

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

The TSR modifier is intended to ensure that there are limited or no payouts under the PRU program if the Company’s stock performance is significantly below the median TSR of a group of peer companies selected by the Company’s compensation committee over the three-year performance period. Where the annual financial goals have been met and where there has been strong relative TSR performance over the three-year performance period, the PRU program may provide substantial rewards to participants with a maximum payout of 2.4 times the initial PRU award. However, even if all of the annual financial metric goals are achieved in each of the three years, there will be no payouts if the Company’s stock performance is below that of the 10th percentile for PRUs granted in 2018, 2017 and 2016 of the group of peer companies selected by the Company’s compensation committee, as appropriate.

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. As of December 31, 2018, management determined that vesting of the PRU awards was probable. PRU activity for the year ended December 31, 2018 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding shares at January 1, 2018	409	$16.39
Granted	335	19.59
Vested	(694)	17.22
Change in units due to annual performance achievement	205	16.92
Outstanding shares at December 31, 2018	255	$18.75

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the years ended December 31, 2018, January 1, 2018 and January 2, 2017, the following assumptions were used in determining the fair value:

	For the Year Ended
	December 31, 2018 (1)	January 1, 2018 (2)	January 2, 2017 (3)
Weighted-average fair value	$19.59	$22.90	$6.46
Risk-free interest rate	2.14%	1.20%	0.84%
Dividend yield	—	—	—
Expected volatility	40%	43%	40%
Expected term in years	1.5	1.8	2.1

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2016, the second year of the three-year performance period applicable to PRUs granted in 2017 and the first year of the three-year performance period applicable to PRUs granted in 2018.

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

The expected term of the PRUs reflects the performance period for the PRUs granted. Expected volatility is calculated using the Company’s historical stock price. The risk-free interest rate for the expected term of PRUs is based on the U.S. Treasury yield curve in effect at the time of grant.

Restricted Stock Units

RSU activity for the year ended December 31, 2018 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding at January 1, 2018	2,413	$10.88
Granted	1,057	15.35
Vested	(1,243)	10.14
Forfeited	(102)	12.17
Non-vested RSUs outstanding at December 31, 2018	2,125	$13.47
Vested and expected to vest at December 31, 2018	2,546	$12.90

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The weighted average fair value per unit of RSUs granted was $15.35, $15.85 and $6.78 for the years ended December 31, 2018, January 1, 2018 and January 2, 2017, respectively. The total fair value of RSUs vested for the years ended December 31, 2018, January 1, 2018 and January 2, 2017 was $12,599, $9,446 and $7,834, respectively.

Stock Options

During the years ended December 31, 2018 and January 2, 2017, the Company granted 40 and 20 stock options, respectively, to newly appointed members of the board which were estimated to have a weighted fair value per share of $8.37 and $6.78, respectively. The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the year ended December 31, 2018, the weighted fair value was determined using 3.1% as the risk-free interest rate, 43% as the expected volatility, 8.5 years as the expected term and no dividend yield. For the year ended January 2, 2017 the fair value was determined using 1.7% as the risk-free interest rate, 51% as the expected volatility, 8.5 years as the expected term and no dividend yield. No stock options were granted by the Company for the year ended January 1, 2018.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company determines the expected term of its stock option awards by periodic review of its historical stock option exercise experience. This calculation uses assumed future exercise patterns to account for option holders’ expected exercise and post-vesting termination behavior for outstanding stock options over their remaining contractual terms. Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant with a period that approximates the expected term of the options.

Option activity under the Plan for the year ended December 31, 2018 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2018	80	$10.98	4.2	$375
Granted	40	15.57
Exercised	(20)	9.54
Outstanding at December 31, 2018	100	$13.10	6.1	$4
Vested and expected to vest at December 31, 2018	100	$13.10	6.1	$4
Exercisable at December 31, 2018	50	$11.39	2.9	$4

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of the 2018 fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2018, January 1, 2018 and January 2, 2017 was $128, $27 and $127, respectively. The total fair value of the options vested for both years ended December 31, 2018 and January 1, 2018 was $34. There were no options vested for the year ended January 2, 2017.

Stock-based Compensation Expense and Unrecognized Compensation Costs

For the years ended December 31, 2018, January 1, 2018 and January 2, 2017, the amounts recognized in the consolidated financial statements with respect to the stock-based compensation plan are as follows:

	For the Year Ended
	December 31,	January 1,	January 2,
	2018	2018	2017
	(In thousands)
Cost of goods sold	$2,898	$2,252	$1,630
Selling and marketing	1,964	1,458	1,054
General and administrative	15,819	14,580	8,406
Stock-based compensation expense recognized	$20,681	$18,290	$11,090

The Company may become entitled to a deduction in its tax returns upon the future exercise of incentive stock options under certain circumstances. For the year ended December 31, 2018, the Company has recorded an income tax benefit. For the years ended January 1, 2018 and January 2, 2017, the Company did not record an income tax benefit as a result of a full valuation allowance on its deferred tax assets.

The following is a summary of total unrecognized compensation costs as of December 31, 2018:

	Unrecognized Stock- Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$17,715	1.3
PRU awards	2,508	1.4
Stock options	359	2.1
	$20,582

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(16)	Employee Benefit Plans, Deferred Compensation Plan and Retirement Benefit Plan

As of December 31, 2018, the Company has several defined contribution plans. In North America, the Company has savings plans (the Savings Plans) in which eligible full-time employees can participate and contribute a percentage of compensation subject to the maximum allowed by the tax agencies. The Savings Plans provides for a partial match by the Company. In China, the Company contributes to either separate trust-administered funds or various government-sponsored pension plans on a mandatory basis. For all defined contribution plans, the Company has no further payment obligation once the required contributions have been made. The Company recorded contributions to defined contribution plans of $58,445, $42,461 and $36,172 during the years ended December 31, 2018, January 1, 2018 and January 2, 2017, respectively.

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

During the year ended December 31, 2018 and following the acquisition of Anaren on April 18, 2018, the Company has a noncontributory defined benefit pension plan covering eligible employees. Effective August 15, 2000, the plan was closed for new participants. Benefits under this plan generally are based on the employee’s years of service and compensation. While the Company intends to continue this plan, it reserves the right to terminate or amend the plan at any time.

As of December 31, 2018, the funded status of the accumulated benefit obligation was 70%. The Company expects to fund a minimum required contribution of approximately $772 during fiscal year 2019.

The following tables set forth the changes in benefit obligation and the plan assets in the defined benefit plan described above for the year ended December 31, 2018:

Change in Benefit Obligations	For the Year Ended December 31, 2018
(In thousands)
Benefit obligation at beginning of year	$(27,525)
Service cost	(292)
Interest cost	(758)
Actuarial gain	264
Benefits paid	650
Benefit obligation at end of year	$(27,661)
Accumulated benefit obligation at end of year	$26,191

Change in in Plan Assets	For the Year Ended December 31, 2018
(In thousands)
Fair value of plan assets at beginning of year	$19,643
Actual return on plan assets	(1,021)
Employer contributions	280
Benefits paid	(651)
Fair value of plan assets at end of year	$18,251
Unfunded status	$(9,410)
Net amount recognized	$(9,410)

Amounts before income tax effect recognized in the consolidated balance sheets consist of the following:

December 31, 2018
(In thousands)
Other long-term liabilities	$(9,410)
Net amount recognized	$(9,410)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Amounts before income tax effect recognized in accumulated other comprehensive loss consist of the following:

December 31, 2018
(In thousands)
Net actuarial loss	$(1,677)
Accumulated other comprehensive loss	$(1,677)

During 2019, no accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.

The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive loss for the year ended December 31, 2018 are as follows:

December 31, 2018
(In thousands)
Service cost	$292
Interest cost	758
Expected return on plan assets	(920)
Net periodic benefit cost	$130

The weighted-average assumptions used to determine benefit obligations for this plan at fiscal year-end were as follows:

December 31, 2018
Discount rate	4.09%
Rate of compensation increase	3.20
Expected return on plan assets	6.75

The Company determines the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rating of Moody's AA Corporate and with maturities that are consistent with the projected future cash flow obligations.

The weighted-average assumptions used to determine net periodic benefit cost for the fiscal year were as follows:

Fiscal Year 2018
Discount rate	3.96%
Rate of compensation increase	3.20
Expected return on plan assets	6.75

The Company determines the expected long-term rate of return on plan assets based upon recommendations from its pension plan's investment advisors and using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan's portfolio and relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments can generate a greater return over the long run. Additionally, the Company monitors the mix of investments in its portfolio to ensure alignment with its expected long-term pension obligations. The Company reviews the expected long-term rate of return annually and revises it as appropriate.

Investments shall be made pursuant to the following objectives: 1) preserve purchasing power of plan’s assets based adjusted for inflation; 2) provide long term growth; 3) avoid significant volatility. Asset allocation shall be determined based on a long-term target allocation having 29% of assets invested in large-cap stocks, 11% in mid-cap stocks, 11% in small-cap stocks, 11% in international stocks, 34% in the broad bond market, and 3% in the real estate market, with little or none invested in cash. Both investment allocation and performance are reviewed periodically.

The target allocation in 2019 and plan asset allocation at the end of 2018, in percentages, by asset category are as follows:

	Target Allocation 2019	December 31, 2018
Equity securities (1)	65%	61%
Debt securities (2)	35	38
Cash and cash equivalents (3)	—	1
Total	100%	100%

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes plan assets measured at fair value on December 31, 2018:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity securities (1)	$11,184	$11,184	$—	$—
Debt securities (2)	6,929	6,929	—	—
Cash and cash equivalents (3)	138	138	—	—
Total	$18,251	$18,251	$—	$—
(1)

Equity securities include U.S. and foreign exchange traded common and preferred stocks and mutual funds. Common and preferred shares issued by U.S. and non-U.S. corporations are traded actively on exchanges and price quotes for these shares are readily available. Holdings of corporate stock are categorized as Level 1 investments.

(2)

Debt securities include the debt of the U.S. Treasury and U.S. and foreign corporate issuers. U.S. Treasury notes and bonds are actively traded and price quotes for these securities are readily available. Holdings of U.S. Treasury notes and bonds are categorized as Level 1 investments.

(3)

Cash and cash equivalents include short-term U.S. government investment notes, short-term money market mutual funds, accrued income and cash held on account. Cash held on account and short- term U.S. government investment notes (including accrued income thereon) for which there is an active market and daily pricing for the security are categorized as Level 1 investments.

The Company seeks to maximize medium- to long-term returns of overall pension plan assets with reasonable levels of investment risk. One element of controlling overall investment risk is through diversification of asset allocation, among domestic and international equity and debt instruments. The plan's equity investments include foreign and domestic exchange traded equities across a range of industries and countries, but primarily in the domestic markets. The plan's debt securities are primarily invested in government and corporate issuers primarily in the domestic market.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)
2019	$1,116
2020	1,180
2021	1,262
2022	1,328
2023	1,423
Years 2024 through 2028	8,483

(17)	Preferred Stock

The board of directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of December 31, 2018, no shares of preferred stock were outstanding.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands)
Net Sales:
PCB (1)	$2,621,314	$2,448,506	$2,334,876
E-M Solutions	225,947	210,086	198,483
Total net sales	$2,847,261	$2,658,592	$2,533,359
Operating Segment Income (Loss):
PCB (1)	$329,668	$322,486	$285,046
E-M Solutions	8,105	6,716	4,684
Corporate	(115,662)	(92,808)	(92,025)
Total operating segment income	222,111	236,394	197,705
Amortization of definite-lived intangibles (2)	(63,026)	(23,634)	(24,252)
Total operating income	159,085	212,760	173,453
Total other expense	(69,317)	(72,802)	(106,451)
Income before income taxes	$89,768	$139,958	$67,002

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands)
Depreciation Expense:
PCB (1)	$153,637	$144,256	$149,466
E-M Solutions	2,850	2,471	2,540
Corporate	6,221	4,082	4,223
Total depreciation expense	$162,708	$150,809	$156,229

Capital Expenditures:
PCB (1)	$103,318	$161,152	$74,318
E-M Solutions	3,918	5,438	3,206
Corporate	7,758	44,001	5,873
Total capital expenditures	$114,994	$210,591	$83,397

	As of
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands)
Segment Assets:
PCB (1)	$2,039,088	$1,991,049	$1,791,829
E-M Solutions	146,693	143,344	127,826
Corporate	1,271,722	647,489	580,421
Total assets	$3,457,503	$2,781,882	$2,500,076

(1)	Figures for the years ended January 1, 2018 and January 2, 2017 do not include Anaren, as the acquisition occurred on April 18, 2018.
(2)	Amortization of definite-lived intangibles primarily relates to the PCB reportable segment. For the year ended December 31, 2018, $3,345 of amortization expense is included in cost of goods sold.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology, facilities and human resources personnel, as well as global sales and marketing personnel and acquisition and integration costs associated with the acquisitions. Bank fees and legal, accounting, and other professional service costs associated with acquisitions of $13,279, $2,266 and $1,688 for the years ended December 31, 2018, January 1, 2018 and January 2, 2017, respectively, are included in Corporate.

During the year ended January 2, 2017, the Company recorded impairment charges of $1,393 and $1,953 for the impairment of long-lived assets related to its PCB reportable segment and Corporate, respectively. There were no impairment charges for the years ended December 31, 2018 and January 1, 2018.

The Company markets and sells its products in approximately 65 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales and long-lived assets are as follows:

	2018		2017		2016
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
	(In thousands)
United States	$1,260,739	$1,315,174	$850,511	$642,256	$1,119,086	$661,058
China	548,853	851,789	957,296	866,126	646,844	781,678
Other	1,037,669	28,029	850,785	23,984	767,429	23,124
Total	$2,847,261	$2,194,992	$2,658,592	$1,532,366	$2,533,359	$1,465,860

Net sales are attributed to countries by country invoiced.

(19)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2018, January 1, 2018 and January 2, 2017:

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands, except per share data)
Basic earnings:
Basic earnings	$173,584	$124,214	$34,861
Diluted earnings:
Net income attributable to TTM Technologies, Inc. stockholders	$173,584	$124,214	$34,861
Interest expense from convertible senior notes, net of tax	11,906	13,803	—
Diluted earnings	$185,490	$138,017	$34,861

Basic weighted average shares	103,355	101,580	100,099
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,677	2,157	1,383
Dilutive effect of outstanding warrants	3,065	2,799	—
Dilutive effect of assumed conversion of convertible senior notes outstanding	25,939	25,940	—
Diluted shares	134,036	132,476	101,482
Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$1.68	$1.22	$0.35
Diluted	$1.38	$1.04	$0.34

For the years ended December 31, 2018, January 1, 2018 and January 2, 2017, PRUs, RSUs and stock options to purchase 528, 255 and 892 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the applicable year and, therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The below is a summary of amounts convertible to common stock related to convertible senior notes and related warrants:

	For the Year Ended
	December 31, 2018	January 1, 2018	January 2, 2017
	(In thousands)
Common stock related to convertible senior notes	25,939	25,939	25,940
Warrants to purchase common stock	25,940	25,940	25,940

For the year ended January 2, 2017, the effect of shares of common stock related to the Company’s convertible senior notes were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

Outstanding warrants for the year ended January 2, 2017, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable year, and therefore, the effect would be anti-dilutive.

(20)	Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a member of the Board of Directors of the Company holds an equity interest. The Company’s foreign subsidiaries purchased laminate and prepreg from these related parties in the amount of $44,992, $51,985 and $55,649 for the years ended December 31, 2018, January 1, 2018 and January 2, 2017, respectively.

The Company also sells PCBs to a related party which is a wholly owned subsidiary of an entity in which a member of the Board of Directors of the Company holds an equity interest. Sales to this related party for the years ended December 31, 2018, January 1, 2018 and January 2, 2017 were $8, $78 and $991, respectively.

As of December 31, 2018 and January 1, 2018, the Company’s consolidated balance sheets included $10,630 and $14,452, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated balance sheets. Additionally, the Company’s consolidated balance sheets as of December 31, 2018 and January 1, 2018, included $13 and $33, respectively, in accounts receivable due from a related party for sales of PCBs, as mentioned above, and such balances are included as a component of accounts receivable, net on the consolidated balance sheets.

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