Form 10-Q
period 2019-04-01
TTM TECHNOLOGIES INC
filed 2019-05-09
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TTMI	Nasdaq Global Market Select

Number of shares of common stock, $0.001 par value, of registrant outstanding at May 6, 2019: 105,461,294

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	April 1,	December 31,
	2019	2018
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$235,219	$256,360
Accounts receivable, net	516,828	523,165
Contract assets	263,073	287,741
Inventories	114,800	109,377
Prepaid expenses and other current assets	39,629	30,271
Total current assets	1,169,549	1,206,914
Property, plant and equipment, net	1,037,696	1,052,024
Operating lease right-of-use assets	21,631	—
Goodwill	767,045	767,045
Definite-lived intangibles, net	357,918	375,923
Deposits and other non-current assets	60,446	55,597
	$3,414,285	$3,457,503
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$—	$30,000
Accounts payable	424,291	431,288
Contract liabilities	2,387	3,220
Accrued salaries, wages and benefits	79,018	94,950
Other	102,036	113,756
Total current liabilities	607,732	673,214
Long-term debt, net of discount and issuance costs	1,466,010	1,462,425
Operating lease liabilities	14,598	—
Other long-term liabilities	99,086	94,777
Total long-term liabilities	1,579,694	1,557,202
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 105,421 and 103,687 shares issued and outstanding at April 1, 2019 and December 31, 2018, respectively	105	104
Additional paid-in capital	801,819	797,895
Retained earnings	429,756	433,008
Accumulated other comprehensive loss	(4,821)	(3,920)
Total stockholders’ equity	1,226,859	1,227,087
	$3,414,285	$3,457,503

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended April 1, 2019 and April 2, 2018

	Quarter Ended
	April 1,	April 2,
	2019	2018
	(Unaudited)
	(In thousands, except per share data)
Net sales	$620,200	$663,582
Cost of goods sold	531,515	574,904
Gross profit	88,685	88,678
Operating expenses:
Selling and marketing	18,901	17,628
General and administrative	35,468	35,188
Amortization of definite-lived intangibles	16,826	5,861
Total operating expenses	71,195	58,677
Operating income	17,490	30,001
Other income (expense):
Interest expense	(21,688)	(13,747)
Other, net	(530)	(1,107)
Total other expense, net	(22,218)	(14,854)
(Loss) income before income taxes	(4,728)	15,147
Income tax benefit (provision)	1,476	(5,050)
Net (loss) income	$(3,252)	$10,097

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.03)	$0.10
Diluted (loss) earnings per share	$(0.03)	$0.09

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive (Loss) Income

For the Quarters Ended April 1, 2019 and April 2, 2018

	Quarter Ended
	April 1,	April 2,
	2019	2018
	(Unaudited)
	(In thousands)
Net (loss) income	$(3,252)	$10,097
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	630	622
Pension obligation adjustments, net	19	—
Net unrealized gains (losses) on cash flow hedges:
Unrealized loss on effective cash flow hedges during the period, net	(1,828)	(6)
Loss realized in the statement of operations	278	41
Net	(1,550)	35
Other comprehensive (loss) income, net of tax	(901)	657
Comprehensive (loss) income, net of tax	$(4,153)	$10,754

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Quarters Ended April 1, 2019 and April 2, 2018

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss	Equity
	(In thousands)
Balance, December 31, 2018	103,687	$104	$797,895	$433,008	$(3,920)	$1,227,087
Net loss	—	—	—	(3,252)	—	(3,252)
Other comprehensive loss	—	—	—	—	(901)	(901)
Redemption of convertible notes, net	—	—	(1)	—	—	(1)
Issuance of common stock for performance-based restricted stock units	694	—	—	—	—	—
Issuance of common stock for restricted stock units	1,040	1	(1)	—	—	—
Stock-based compensation	—	—	3,926	—	—	3,926
Balance, April 1, 2019	105,421	$105	$801,819	$429,756	$(4,821)	$1,226,859

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
	(In thousands)
Balance, January 1, 2018	101,820	$102	$777,025	$230,850	$3,403	$1,011,380
New revenue standard adjustment	—	—	—	28,574	—	28,574
Net income	—	—	—	10,097	—	10,097
Other comprehensive income	—	—	—	—	657	657
Issuance of common stock for performance-based restricted stock units	521	—	—	—	—	—
Issuance of common stock for restricted stock units	1,104	1	(1)	—	—	—
Stock-based compensation	—	—	3,622	—	—	3,622
Balance, April 2, 2018	103,445	$103	$780,646	$269,521	$4,060	$1,054,330

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended April 1, 2019 and April 2, 2018

	Quarter ended
	April 1,	April 2,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(3,252)	$10,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	41,602	39,775
Amortization of definite-lived intangible assets	18,005	5,861
Amortization of debt discount and issuance costs	3,845	3,029
Deferred income taxes	(1,262)	—
Stock-based compensation	3,926	3,622
Other	(4,346)	(439)
Changes in operating assets and liabilities:
Accounts receivable, net	6,337	(12,840)
Contract assets	24,668	(14,368)
Inventories	(5,423)	(11,104)
Prepaid expenses and other current assets	(8,599)	1,015
Accounts payable	(5,976)	8,657
Contract liabilities	(833)	—
Accrued salaries, wages and benefits and other current liabilities	(31,768)	(47,566)
Net cash provided by (used in) operating activities	36,924	(14,261)
Cash flows from investing activities:
Purchase of property, plant and equipment and equipment deposits	(33,483)	(42,192)
Proceeds from sale of property, plant and equipment and other assets	5,037	53
Net cash used in investing activities	(28,446)	(42,139)
Cash flows from financing activities:
Repayment of long-term debt borrowing	(30,000)	(875)
Redemption of convertible notes	(10)	—
Net cash used in financing activities	(30,010)	(875)
Effect of foreign currency exchange rates on cash and cash equivalents	391	525
Net decrease in cash and cash equivalents	(21,141)	(56,750)
Cash and cash equivalents at beginning of period	256,360	409,326
Cash and cash equivalents at end of period	$235,219	$352,576

Supplemental cash flow information:
Cash paid, net for interest	$25,840	$15,310
Cash paid, net for income taxes	9,575	14,493
Noncash transactions:
Property, plant and equipment recorded in accounts payable	$48,148	$65,927

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

Reclassifications

Certain amounts in the prior period consolidated condensed financial statement have been reclassified to conform to the presentation of the current period consolidated condensed financial statement. These reclassifications had no effect on the previously reported net income. An adjustment has been made to combine the statutory surplus reserve with retained earnings on the consolidated condensed balance sheet and the consolidated statement of stockholders’ equity.

Summary of Significant Accounting Policies

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, other current liabilities, and operating lease liabilities on the consolidated condensed balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components and accounts for the lease and non-lease components as a single lease component.

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842) which supersedes the existing lease recognition requirements in the current accounting standard for leases. The core principal of the new standard is that an entity should recognize ROU assets and lease liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

The Company adopted the new lease standard as of January 1, 2019 and utilized the retrospective cumulative effect adjustment transition method with a cumulative effect adjustment being recorded as of the adoption date. Therefore, comparative information has not been adjusted and continues to be reported under previous U.S. GAAP guidance for the consolidated balance sheet at December 31, 2018 and the consolidated condensed statement of operations for the quarter ended April 2, 2018. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The Company elected certain available practical expedients including the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected an accounting policy to not record ROU assets and lease liabilities for leases with an initial term of twelve months or less on its consolidated condensed balance sheet.

The cumulative effect of the changes made to the Company’s January 1, 2019 consolidated condensed balance sheet for the adoption of the new lease standard was as follows:

	Balance at December 31, 2018	New Lease Standard Adjustment	Balance at January 1, 2019
	(In thousands)
Balance Sheet
Assets
Operating lease right-of-use assets	$—	$16,894	$16,894
Deposits and other non-current assets	55,597	(548)	55,049

Liabilities
Other current liabilities	113,756	2,545	116,301
Operating lease liabilities	—	14,356	14,356
Other long-term liabilities	94,777	(555)	94,222

The adoption of the new accounting guidance did not have a material impact to the consolidated condensed statement of operations or the consolidated condensed statement of cash flows for the quarter ended April 1, 2019. See Note 4 for further details.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payments. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company adopted ASU 2018-07 on January 1, 2019. The adoption did not have a material impact on the consolidated condensed financial statements or related disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 also amends the guidance surrounding the recognition of the value of hedged instruments to include the entire change in value, rather than just the effective portion, in other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings for cash flow and net investment hedges. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2017-12 on January 1, 2019. The adoption did not have a material impact on the consolidated condensed financial statements or related disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)—Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update change the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. It eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new disclosures that the FASB considers pertinent. The guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not anticipate the adoption will have a material impact on the consolidated condensed financial statements and related disclosures.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(2) Revenues

As of April 1, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $20,601. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months with the remaining amount recognized thereafter. The remaining performance obligations for the Company’s short-term contracts are expected to be recognized within one year or less.

Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively of the Company’s revenue for the quarter ended April 1, 2019.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter ended April 1, 2019
	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$165,068	$4	$165,072
Automotive	85,813	19,765	105,578
Cellular Phone	43,084	—	43,084
Computing/Storage/Peripherals	80,892	189	81,081
Medical/Industrial/Instrumentation	87,670	8,167	95,837
Networking/Communications	88,063	23,339	111,402
Other	18,232	(86)	18,146
Total	$568,822	$51,378	$620,200

	Quarter ended April 2, 2018
	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$122,676	$89	$122,765
Automotive	116,292	19,310	135,602
Cellular Phone	104,860	—	104,860
Computing/Storage/Peripherals	88,542	305	88,847
Medical/Industrial/Instrumentation	93,634	7,523	101,157
Networking/Communications	81,937	19,473	101,410
Other	8,490	451	8,941
Total	$616,431	$47,151	$663,582

(3) Acquisition of Anaren Inc.

On April 18, 2018, the Company acquired all of the equity interests of Anaren for a total consideration of $787,911. Anaren was a leading provider of mission-critical RF solutions, microelectronics, and microwave components and assemblies for the wireless infrastructure and aerospace and defense electronics markets.

Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Anaren of $203 and $3,973 for the quarters ended April 1, 2019 and April 2, 2018, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed statements of operations.

The following summarizes the components of the purchase price:

(In thousands)
Cash consideration	$596,396
Cash purchased	12,911
609,307
Debt assumed	178,604
Total consideration	$787,911

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The purchase price of the Anaren acquisition was allocated to tangible and intangible assets acquired, and liabilities assumed based on the fair value at the date of the acquisition, April 18, 2018. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. The Company finalized the allocation of the purchase price during the fourth quarter of 2018.

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

Pro forma Financial Information

The unaudited pro forma financial information below gives effect to this acquisition as if it had occurred at the beginning of fiscal 2018, or January 2, 2018. The pro forma financial information presented includes the effects of adjustments related to the amortization of acquired identifiable intangible assets and acquired inventory, depreciation of acquired fixed assets, and other non-recurring transactions costs directly associated with the acquisitions such as legal, accounting and banking fees.

The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of the earliest period presented, or the results that may be achieved in future periods.

	Quarter Ended
	April 1,	April 2,
	2019	2018
	(In thousands)
Net sales	$620,200	$726,844
Net (loss) income	(3,252)	12,526
Basic (loss) earnings per share	$(0.03)	$0.12
Dilutive (loss) earnings per share	$(0.03)	$0.12

(4) Leases

The Company leases some of its manufacturing and assembly plants, sales offices and equipment under non-cancellable operating leases that expire at various dates through 2049. The majority of the Company’s lease arrangements are comprised of fixed payments and a limited number of leases consist of variable payments based on equipment usage. Certain leases contain renewal provisions at the Company’s option. Most of the leases require the Company to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The components of lease expense were as follows:

Quarter Ended April 1, 2019
(In thousands)
Operating lease cost	$2,231
Variable lease cost	191
Short-term lease cost	151

Supplemental cash flow information related to leases was as follows:

Quarter Ended April 1, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,870
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	6,789

Supplemental balance sheet information related to leases was as follows:

As of April 1, 2019
(In thousands)
Operating lease right-of-use assets	$21,631
Other current liabilities	7,405
Operating lease liabilities	14,598
Total operating lease liabilities	$22,003

Weighted average remaining lease term	3.8 years
Weighted average discount rate	4.10%

Maturities of operating lease liabilities were as follows1:

(In thousands)
Less than one year	$8,131
1 - 2 years	6,246
2 - 3 years	4,869
3 - 4 years	1,731
4 - 5 years	1,300
Thereafter	1,539
Total lease payments	23,816
Less imputed interest	(1,813)
Total	$22,003

[1] Excludes $4,313 of legally binding minimum lease payments for leases signed but not yet commenced.

Operating Leases Pre-Topic 842 Adoption

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following is a schedule of future minimum lease payments as of December 31, 2018:

Operating Leases
(In thousands)
2019	$7,282
2020	4,701
2021	3,406
2022	2,408
2023	2,172
Thereafter	4,172
Total minimum lease payments	$24,141

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	April 1, 2019	December 31, 2018
	(in thousands)
Inventories:
Raw materials	$101,002	$97,600
Work-in-process	11,623	10,299
Finished goods	2,175	1,478
	$114,800	$109,377
Property, plant and equipment, net:
Land and land use rights	$74,850	$75,431
Buildings and improvements	536,038	534,122
Machinery and equipment	1,381,549	1,357,035
Construction-in-progress, furniture and fixtures and other	40,446	42,713
	2,032,883	2,009,301
Less: Accumulated depreciation	(995,187)	(957,277)
	$1,037,696	$1,052,024

(6) Goodwill

As of April 1, 2019 and December 31, 2018, goodwill was as follows:

Total
(In thousands)
Balance as of April 1, 2019 and December 31, 2018
Goodwill	$938,445
Accumulated impairment losses	(171,400)
$767,045

All goodwill relates to the Company’s PCB reportable segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(7) Definite-lived Intangibles

As of April 1, 2019 and December 31, 2018, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(years)
April 1, 2019
Customer relationships	$415,000	$(93,149)	$321,851	10.7
Technology	39,500	(4,525)	34,975	9.4
Backlog	29,000	(27,908)	1,092	0.9
	$483,500	$(125,582)	$357,918
December 31, 2018
Customer relationships	$203,634	$(123,522)	$80,112	8.1
Technology	3,000	(3,000)	—	3.0
Acquired intangibles from acquisition
Customer relationships	267,500	(15,561)	251,939	12.2
Developed technology	39,500	(3,345)	36,155	9.4
Backlog	29,000	(21,283)	7,717	0.9
	$542,634	$(166,711)	$375,923

Definite-lived intangibles are generally amortized using the straight line method of amortization over the useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $18,005 and $5,861 for the quarters ended April 1, 2019 and April 2, 2018, respectively. For the quarter ended April 1, 2019, $1,179 of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2019	$35,156
2020	45,419
2021	42,108
2022	39,002
2023	36,290
Thereafter	159,943
$357,918

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of April 1, 2019 and December 31, 2018:

	Interest Rate as of April 1, 2019	Principal Outstanding as of April 1, 2019	Interest Rate as of December 31, 2018	Principal Outstanding as of December 31, 2018
	(In thousands)
Term Loan due September 2024	4.99%	$805,879	5.00%	$835,879
Senior Notes due October 2025	5.63%	375,000	5.63%	375,000
Convertible Senior Notes due December 2020	1.75%	249,975	1.75%	249,985
U.S. ABL Revolving Loan due May 2020	3.99%	40,000	4.00%	40,000
Asia ABL Revolving Loan due May 2020	3.89%	30,000	3.90%	30,000
		1,500,854		1,530,864
Less: Long-term debt unamortized discount		(19,603)		(22,167)
Long-term debt unamortized debt issuance costs		(15,241)		(16,272)
		1,466,010		1,492,425
Less: current maturities		—		(30,000)
Long-term debt, less current maturities		$1,466,010		$1,462,425

Term Loan Facility

On April 18, 2018, the Company closed its $600,000 commitment of incremental loans concurrent with the completion of its acquisition of Anaren. At issuance, these incremental loans increased the Company’s existing balance of its Term Loan Facility due 2024 from $348,250 to $948,250. The Term Loan Facility had an outstanding balance of $805,879 as of April 1, 2019 and is included in long-term debt. The Term Loan Facility was issued at a weighted average discount of 99.7% and bears interest, at the Company’s option, at a floating rate of LIBOR, plus an applicable interest margin of 2.50%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.5% or LIBOR plus 1.0%), subject to a 1.0% floor plus an applicable margin of 1.5%. At April 1, 2019, the interest rate on the outstanding borrowings under the Term Loan Facility was 4.99%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of the domestic assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

Based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, the Company may be required to make an additional principal payment on an annual basis beginning after fiscal year 2018, if the Company’s First Lien Leverage Ratio is greater than 2.0. For 2019, the Company is not required to make an additional principal payment as its First Lien Leverage Ratio is less than 2.0. Any remaining outstanding balance under the Term Loan Facility is due at the maturity date of September 28, 2024.

Borrowings under the Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments.

Senior Notes

The $375,000 of Senior Notes, which is included in long-term debt, bears interest at a rate of 5.63% per annum. Interest is payable semiannually in arrears on April 1 and October 1 of each year beginning April 1, 2018. The Senior Notes will mature on October 1, 2025.

Borrowings under the Senior Notes are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments.

Convertible Senior Notes due 2020

The Company maintains 1.75% Convertible Senior Notes in the amount of $249,975 due December 15, 2020. The Convertible Senior Notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Senior Notes are unsecured obligations and would rank equally to the Company’s future unsecured senior indebtedness and are senior in right of payment to any of the Company’s future subordinated indebtedness.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

As of April 1, 2019 and December 31, 2018, the following summarizes the equity components of the Convertible Senior Notes included in additional paid-in capital:

	As of April 1, 2019			As of December 31, 2018
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(in thousands)
Convertible Senior Notes due 2020	$60,213	$(1,916)	$58,297	$60,216	$(1,916)	$58,300

The components of interest expense resulting from the Convertible Senior Notes for the quarters ended April 1, 2019 and April 2, 2018 were as follows:

	Quarter Ended
	April 1,	April 2,
	2019	2018
	(In thousands)
Contractual coupon interest	$1,094	$1,094
Amortization of debt discount	$2,379	$2,230
Amortization of debt issuance costs	$238	$224

Asset-Based Lending Agreements

The Company maintains a $200,000 U.S. Asset-Based Lending Credit Agreement (U.S. ABL), and a $150,000 Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans).

The U.S. ABL consists of three tranches comprised of a revolving credit facility for up to $200,000, a letter of credit facility for up to $50,000, and swingline loans for up to $30,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at the Company’s option. At April 1, 2019, the interest rate on the outstanding borrowings under the U.S. ABL was 3.99%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and certain inventories as well as by a second position against a significant amount of the domestic assets of the Company and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As of April 1, 2019, $40,000 of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. As of April 1, 2019, the interest rate on the outstanding borrowings under the Asia ABL was 3.89%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As of April 1, 2019, $30,000 of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of April 1, 2019, letters of credit in the amount of $13,383 were outstanding under the U.S. ABL and $19,445 were outstanding under the Asia ABL with various expiration dates through September 2019. Available borrowing capacity under the U.S. ABL and the Asia ABL was $146,617 and $100,555, respectively, which considers letters of credit outstanding as of April 1, 2019.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company is required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the U.S. ABL or Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $240 and $241 for the quarters ended April 1, 2019 and April 2, 2018, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $31,286 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in June 2019. As of April 1, 2019, the Chinese Revolver had not been drawn upon.

Debt Issuance and Debt Discount

As of April 1, 2019 and December 31, 2018, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes and Convertible Senior Notes are as follows:

	As of April 1, 2019			As of December 31, 2018
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(in thousands)
Term Loan due September 2024	$7,620	$2,305	4.66%	$8,229	$2,489	4.66%
Senior Notes due October 2025	5,887	—	5.92%	6,071	—	5.92%
Convertible Senior Notes	1,734	17,298	6.48%	1,972	19,678	6.48%
	$15,241	$19,603		$16,272	$22,167

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,170 and $1,420 as of April 1, 2019 and December 31, 2018, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

At April 1, 2019, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 3.5 years.

(9) Income Taxes

The Company’s effective tax rate is impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items.

During the quarter ended April 1, 2019, the Company’s effective tax rate was impacted by a net discrete benefit of $342. This is related to retroactive approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China offset by the accrued interest expense on existing uncertain tax positions.

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company expects its earnings attributable to most foreign subsidiaries may be repatriated back to the U.S. and so a deferred tax liability has been recorded for foreign withholding and the estimated federal/state tax impact. For those other companies with earnings currently being reinvested outside of the U.S., no deferred tax liabilities on undistributed earnings are recorded.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of April 1, 2019, the fair value of the interest rate swap was recorded as a liability in the amount of $6,982 and included as a component of other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax, in the Company’s consolidated condensed balance sheet. No ineffectiveness was recognized for the quarter ended April 1, 2019. During the quarter ended April 1, 2019, the interest rate swap increased interest expense by $339.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. There were no foreign exchange contracts at April 1, 2019. The notional amount of the foreign exchange contracts at December 31, 2018 was approximately $4,313. The Company had designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Liability Fair Value
	Balance Sheet Location	April 1, 2019	December 31, 2018
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other long-term liabilities	$(6,982)	$(4,735)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Other current liabilities	—	(139)

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarters ended April 1, 2019 and April 2, 2018:

		Quarter ended April 1, 2019		Quarter ended April 2, 2018
	Financial Statement Caption	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(2,586)	$(339)	$—	$—
Foreign currency forward	Depreciation expense	—	(39)	(6)	41

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the quarters ended April 1, 2019 and April 2, 2018:

	Quarter Ended
	April 1,	April 2,
	2019	2018
	(In thousands)
Beginning balance, net of tax	$(4,214)	$(742)
Changes in fair value loss, net of tax	(1,828)	(6)
Reclassification to earnings	278	41
Ending balance, net of tax	$(5,764)	$(707)

Based on the current yield curve, the Company expects that losses of approximately $1,417 of the accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, in the next twelve months.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The net gain recognized in other, net in the consolidated condensed statements of operations on derivative instruments not designated as hedges is as follows:

	Quarter Ended
	April 1,	April 2,
	2019	2018
	(In thousands)
Derivative instruments not designated as hedges:
Foreign exchange contracts	$4	$427

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax as of April 1, 2019 and December 31, 2018:

	Foreign Currency Translation	Pension Obligation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance at December 31, 2018	$1,578	$(1,284)	$(4,214)	$(3,920)
Other comprehensive income (loss) before reclassifications	630	19	(1,828)	(1,179)
Amounts reclassified from accumulated other comprehensive income	—	—	278	278

Other comprehensive income (loss)	630	19	(1,550)	(901)

Ending balance at April 1, 2019	$2,208	$(1,265)	$(5,764)	$(4,821)

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

There were no customers that accounted for 10% or more of net sales for the quarter ended April 1, 2019. For the quarter ended April 2, 2018, one customer accounted for approximately 16% of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarter ended April 2, 2018.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The carrying amount and estimated fair value of the Company’s financial instruments at April 1, 2019 and December 31, 2018 were as follows:

	April 1, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative liabilities, current	$—	$—	$139	$139
Derivative liabilities, non-current	6,982	6,982	4,735	4,735
Term Loan due September 2024	795,954	791,776	825,161	782,592
Senior Notes due October 2025	369,113	365,205	368,929	350,880
Convertible Senior Notes	230,943	337,691	228,335	290,858
ABL Revolving Loans	70,000	70,000	70,000	70,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of April 1, 2019 and December 31, 2018, which are considered Level 2 inputs.

The fair value of the Convertible Senior Notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 2 inputs.

As of April 1, 2019 and December 31, 2018, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents at April 1, 2019 consisted of $25,308 held in the U.S., with the remaining $209,911 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of April 1, 2019 and December 31, 2018. However, these amounts are not material to the consolidated condensed financial statements of the Company.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(15) (Loss) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic (loss) earnings per share and diluted (loss) earnings per share for the quarters ended April 1, 2019 and April 2, 2018:

	Quarter Ended
	April 1, 2019	April 2, 2018
	(In thousands, except per share amounts)
Net (loss) income	$(3,252)	$10,097

Basic weighted average shares	104,315	102,508
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	—	1,829
Dilutive effect of outstanding warrants	—	3,180
Diluted shares	104,315	107,517
(Loss) earnings per share:
Basic	$(0.03)	0.10
Diluted	$(0.03)	0.09

For the quarter ended April 1, 2019, potential shares of common stock, consisting of stock options to purchase approximately 100 shares of common stock at exercise prices ranging from $9.54 to $16.60 per share, 1,493 restricted stock units (RSUs), and 255 performance-based restricted stock units (PRUs) were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

For the quarter ended April 2, 2018, PRUs, RSUs, and stock options to purchase 931 shares of common stock were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for PRUs, RSUs or stock options was greater than the average market price of common shares during the applicable quarter and, therefore, the effect would be anti-dilutive.

Outstanding warrants for the quarter ended April 1, 2019, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarter, and therefore, the effect would be anti-dilutive.

For the quarters ended April 1, 2019 and April 2, 2018, the effect of shares of common stock related to the Company’s Convertible Senior Notes, based on the if-converted method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	April 1,	April 2,
	2019	2018
	(In thousands)
Cost of goods sold	$705	$529
Selling and marketing	466	374
General and administrative	2,755	2,719
Stock-based compensation expense recognized	$3,926	$3,622

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of PRUs, representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is typically awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period will range from zero to 2.4 times the target number depending on performance during the period. The performance metrics of the PRU program are based on (a) annual financial targets, which are based on revenue and EBITDA (earnings before interest, tax, depreciation, and amortization expense), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to a group of peer companies selected by the Company’s compensation committee, over the three-year performance period.

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. As of April 1, 2019, management determined that vesting of the PRU awards was probable. PRU activity for the quarter ended April 1, 2019 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding shares at December 31, 2018	255	$18.75
Granted	176	11.84
Outstanding shares at April 1, 2019	431	$15.94

The fair value for PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the quarters ended April 1, 2019 and April 2, 2018, the following assumptions were used in determining the fair value:

	Quarter Ended
	April 1,	April 2,
	2019 (1)	2018 (2)
Weighted-average fair value	$11.84	$19.60
Risk-free interest rate	2.50%	2.13%
Dividend yield	—	—
Expected volatility	39%	40%
Expected term in years	1.3	1.5

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2017 and second year of the three-year performance period applicable to PRUs granted in 2018.

(2)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2016, second year of the three-year performance period applicable to PRUs granted in 2017 and first year of the three-year performance period applicable to PRUs granted in 2018.

The risk-free interest rate for the expected term of PRUs is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is calculated using the Company’s historical stock price. The expected term of the PRUs reflects the performance period for the PRUs granted.

Restricted Stock Units

The Company granted 2 and 828 RSUs during the quarters ended April 1, 2019 and April 2, 2018, respectively. The RSUs granted have a weighted-average fair value per unit of $11.21 and $15.29 for the quarters ended April 1, 2019 and April 2, 2018, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant any stock option awards during the quarters ended April 1, 2019 and April 2, 2018.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of April 1, 2019:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$14,358	1.3
PRU awards	3,860	1.2
Stock options	330	2.0
	$18,548

(17) Segment Information

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company has two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods, and regulatory environments.

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

	Quarter Ended
	April 1, 2019	April 2, 2018
	(In thousands)
Net Sales:
PCB (1)	$568,822	$616,431
E-M Solutions	51,378	47,151
Total net sales	$620,200	$663,582
Operating Segment Income (Loss):
PCB (1)	$58,542	$63,464
E-M Solutions	1,179	40
Corporate	(24,226)	(27,642)
Total operating segment income	35,495	35,862
Amortization of definite-lived intangibles (2)	(18,005)	(5,861)
Total operating income	17,490	30,001
Total other expense	(22,218)	(14,854)
(Loss) income before income taxes	$(4,728)	$15,147

(1)	Figures for the quarter ended April 2, 2018 do not include Anaren, as the acquisition occurred on April 18, 2018.
(2)	Amortization of definite-lived intangibles primarily relates to the PCB reportable segment. For the quarter ended April 1, 2019, $1,179 of amortization expense is included in cost of goods sold.

The Corporate category primarily includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology, facilities and human resources personnel, as well as global sales and marketing personnel, research and development costs, acquisition and integration costs associated with acquisitions. Bank fees and legal, accounting, and other professional service costs associated with the acquisition of Anaren of $203 and $3,973 for the quarters ended April 1, 2019 and April 2, 2018, respectively, are included in Corporate (see Note 3).

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(18) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a member of the Board of Directors of the Company holds an equity interest. The Company’s foreign subsidiaries purchased laminate and prepreg from these related parties in the amount of $8,312 and $12,708 for the quarters ended April 1, 2019 and April 2, 2018, respectively.

As of April 1, 2019 and December 31, 2018, the Company’s consolidated condensed balance sheets included $10,260 and $10,630, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated condensed balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC.

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions), as well as a global designer and manufacturer of radio-frequency (RF) and microwave components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers from engineering support to prototype development through final mass production. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 2,200 customers in various markets throughout the world, including aerospace and defense, automotive components, smartphones and touchscreen tablets, high-end computing, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers accounted for 47% and 45% of our net sales for the quarters ended April 1, 2019 and April 2, 2018, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended
End Markets (1)	April 1, 2019 (3)	April 2, 2018
Aerospace and Defense	27%	19%
Automotive	17	21
Cellular Phone (2)	7	16
Computing/Storage/Peripherals (2)	13	13
Medical/Industrial/Instrumentation	15	15
Networking/Communications	18	15
Other	3	1
Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other consumer devices include wearables, portable video devices and personal headphones are included in the Other end market.

(3)	Amounts include activity of Anaren since acquisition which occurred on April 18, 2018.

We derive revenues primarily from the sale of PCBs, custom electronic assemblies using customer-supplied engineering and design plans as well as the design and manufacture of RF and microwave components and assemblies. Most orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Most of our customers have continuous control of the work in progress and finished goods throughout the PCB manufacturing process, as PCBs are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. We recognize revenue under these contracts based on the cost-to-cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

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

Net sales consist of gross sales less an allowance for returns, which typically have been approximately 2% of gross sales. We provide our customers a limited right of return for defective PCBs including components, subsystems and assemblies. We record an estimate for sales returns and allowances at the time of sale based on historical results and anticipated returns.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since December 31, 2018.

RESULTS OF OPERATIONS

The results of operations for the quarter ended April 2, 2018 do not include the results of operations from our acquisition of Anaren, as the acquisition occurred on April 18, 2018. The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended
	April 1, 2019	April 2, 2018
Net sales	100.0%	100.0%
Cost of goods sold	85.7	86.6
Gross profit	14.3	13.4
Operating expenses:
Selling and marketing	3.0	2.7
General and administrative	5.7	5.3
Amortization of definite-lived intangibles	2.7	0.9
Total operating expenses	11.4	8.9
Operating income	2.9	4.5
Other income (expense):
Interest expense	(3.5)	(2.1)
Other, net	(0.1)	(0.1)
Total other expense, net	(3.6)	(2.2)
(Loss) income before income taxes	(0.7)	2.3
Income tax benefit (provision)	0.3	(0.8)
Net (loss) income	(0.4)%	1.5%

We have two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. Factors considered in determining whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production process, type or class of customers, distribution methods and regulatory environments.

Net Sales

Total net sales decreased $43.4 million, or 6.5%, to $620.2 million for the first quarter of 2019 from $663.6 million for the first quarter of 2018. This decrease resulted from a reduction in net sales for the PCB reportable segment of $47.6 million, or 7.7%, to $568.8 million for the first quarter of 2019 from $616.4 million for the first quarter of 2018. The reduction in PCB net sales was primarily due to lower demand in the Cellular Phone and Automotive end markets, partially offset by an increase in our Aerospace and Defense and Networking/Communications end markets primarily attributable to the acquisition of Anaren. These changes resulted in an average PCB selling price increase of 11.6%, driven mainly by product mix shift and a 21.2% decrease in the volume of PCB shipments as compared to the first quarter of 2018. The reduction in PCB net sales was partially offset by an increase in net sales for the E-M Solutions reportable segment of $4.2 million, or 8.9%, to $51.4 million for the first quarter of 2019 from $47.2 million for the first quarter of 2018. The increase was primarily due to higher demand in our Networking/Communications end market.

Gross Margin

Overall gross margin increased to 14.3% for the first quarter of 2019 from 13.4% for the first quarter of 2018 as a result of increased gross margin in both the PCB and E-M Solutions reportable segments. Gross margin for the PCB reportable segment increased to 15.5% for the first quarter of 2019 from 14.3% for the first quarter of 2018 primarily due to the acquisition of Anaren and higher production levels at our Aerospace and Defense focused facilities partially offset by lower utilization in our Cellular Phone facilities. Gross margin for the E-M Solutions reportable segment increased to 6.3% for the first quarter of 2019 from 5.5% for the first quarter of 2018 primarily due to higher volume.

Capacity utilization is a key driver for us, particularly in our high volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the first quarter of 2019 in our Asia and North America PCB facilities was 55.4% and 60.3%, respectively, compared to 78.2% and 61.2%, respectively, in the first quarter of 2018. The significant decline in the utilization of our facilities in Asia was due to the softness we experienced in the first quarter in the Cellular Phone and Automotive end markets.

Selling and Marketing Expenses

Selling and marketing expenses increased $1.3 million, to $18.9 million for the first quarter of 2019 from $17.6 million for the first quarter of 2018. As a percentage of net sales, selling and marketing expenses was 3.0% for the first quarter of 2019, as compared to 2.7% for the first quarter of 2018. The increase in selling and marketing expense for the quarter ended April 1, 2019 primarily relates to expenses incurred by Anaren post acquisition.

General and Administrative Expenses

General and administrative expenses increased $0.3 million to $35.5 million, or 5.7% of net sales, for the first quarter of 2019 from $35.2 million, or 5.3% of net sales, for the first quarter of 2018. The increase in expense was primarily due to the acquisition of Anaren partially offset by a $3.3 million decrease in acquisition-related costs.

Other Income (Expense)

Other expense, net increased $7.3 million to $22.2 million for the first quarter of 2019 from $14.9 million for the first quarter of 2018. The increase in other expense, net for the quarter ended April 1, 2019 was primarily due to the increase in interest expense of $7.9 million mainly related to the $600.0 million incremental debt incurred in conjunction with the Anaren acquisition.

Income Taxes

The provision for income taxes decreased $6.6 million to $1.5 million tax benefit for the first quarter of 2019 from $5.1 million tax expense for the first quarter of 2018. The decrease in income tax expense for the first quarter of 2019 was primarily due to decreased operating income and the retroactive approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, as well as changes in valuation allowances, and certain non-deductible items. We had a net deferred income tax asset of approximately $14.9 million and $13.7 million as of April 1, 2019 and December 31, 2018, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of convertible senior notes, term debt, senior notes, and revolving debt. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, meet debt service requirements, fund working capital requirements, and refinance existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow provided by operating activities during the first quarter of 2019 was $36.9 million as compared to cash flow used in operating activities of $14.3 million in the same period in 2018. The increase in cash flow was primarily due to lower investment in working capital in the first quarter of 2019 as compared to the first quarter of 2018. As of April 1, 2019, we had net working capital of approximately $561.8 million compared to $533.7 million as of December 31, 2018.

Net cash used in investing activities was approximately $28.4 million for the first quarter of 2019 reflecting $33.5 million for purchases of property, plant and equipment less proceeds from sale of property, plant and equipment and other assets of $5.0 million. Net cash used in investing activities was approximately $42.1 million for the first quarter of 2018 reflecting purchases of property, plant and equipment.

Net cash used in financing activities was approximately $30.0 million for the first quarter of 2019, reflecting repayment of long-term debt of $30.0 million. Net cash used in financing activities was approximately $0.9 million for the first quarter of 2018, reflecting repayment of long-term debt.

As of April 1, 2019, we had cash and cash equivalents of approximately $235.2 million, of which approximately $209.9 million was held by our foreign subsidiaries, primarily in China.

Our 2019 net capital expenditures are expected to be in the range of $130.0 million to $150.0 million.

Long-term Debt and Letters of Credit

Term Loan Facility

On April 18, 2018, we closed our $600.0 million commitment of incremental loans concurrent with the completion of our acquisition of Anaren. At issuance, these incremental loans increased the existing balance of our Term Loan Facility due 2024 from $348.3 million to $948.3 million. The Term Loan Facility had an outstanding balance of $805.9 million as of April 1, 2019 and is included in long-term debt. The Term Loan Facility was issued at a weighted average discount of 99.7% and bears interest, at our option, at a floating rate of LIBOR, plus an applicable interest margin of 2.50%, or an alternate base rate, (defined as the greater of the JP Morgan prime, the New York Fed bank rate plus 0.5% or LIBOR plus 1%), subject to a 1% floor plus an applicable margin of 1.5%. At April 1, 2019, the interest rate on the outstanding borrowings under the Term Loan Facility was 4.99%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of our domestic assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and is structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

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

Borrowings under the Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments. At April 1, 2019, we were in compliance with the covenants under the Term Loan Facility.

Senior Notes

The $375.0 million of Senior Notes, which is included in long-term debt, bears interest at a rate of 5.63% per annum. Interest is payable semiannually in arrears on April 1 and October 1 of each year beginning April 1, 2018. The Senior Notes will mature on October 1, 2025.

Borrowings under the Senior Notes are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. At April 1, 2019, we were in compliance with the covenants under the Senior Notes.

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

The U.S. ABL consists of three tranches comprised of a revolving credit facility of up to $200.0 million, a letter of credit facility for up to $50.0 million, and swingline loans for up to $30.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $200.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 150 basis points or JP Morgan Chase Bank’s prime rate plus a margin of 50 basis points, at our option. At April 1, 2019, the interest rate on the outstanding borrowings under the U.S. ABL was 3.99%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 175 basis points for LIBOR-based loans and from 25 to 75 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on May 31, 2020. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and certain inventories as well as by a second position against a significant amount of our domestic assets and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and are structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As of April 1, 2019, $40.0 million of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150.0 million and a letter of credit facility for up to $100.0 million, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. As of April 1, 2019, the interest rate on the outstanding borrowings under the Asia ABL was 3.89%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on May 22, 2020. Loans made under the Asia ABL are secured by a portion of our Asia Pacific cash and receivables and are structurally senior to our domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior above. As of April 1, 2019, $30.0 million of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

We have up to $50.0 million and $100.0 million Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of April 1, 2019, letters of credit in the amount of $13.4 million were outstanding under the U.S. ABL and $19.4 million were outstanding under the Asia ABL with various expiration dates through September 2019. Available borrowing capacity under the U.S. ABL and the Asia ABL was $146.6 million and $100.6 million, respectively, which considers letters of credit outstanding as of April 1, 2019.

We are required to pay a commitment fee of 0.25% to 0.375% per annum on any unused portion of the ABL Revolving Loans. We paid commitment fees of $0.2 million for the quarters ended April 1, 2019 and April 2, 2018. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. At April 1, 2019, we were in compliance with the covenants under the ABL Revolving Loans.

Other Credit Facility

Additionally, we are party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to us approximately $31.3 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver, and this arrangement expires in June 2019. As of April 1, 2019, the Chinese Revolver had not been drawn upon.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next twelve months.

Contractual Obligations and Commitments

As of the date of this report, other than changes related to adoption of the new lease accounting standard as discussed in Note 1 to the consolidated condensed financial statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since December 31, 2018 as reported in our 2018 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business operations, we are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into derivative financial instruments for trading or speculative purposes.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of April 1, 2019, the fair value of the interest rate swap was recorded as a liability and as a component of other long-term liabilities in the amount of $7.0 million. No ineffectiveness was recognized for the quarter ended April 1, 2019. During the quarter ended April 1, 2019, the interest rate swap increased interest expense by $0.3 million.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Item 2 of this Form 10-Q for further discussion of our financing facilities and capital structure. As of April 1, 2019, approximately 68.3% of our total debt was based on fixed rates. Based on our borrowings as of April 1, 2019, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.8 million.

Foreign currency risks

In the normal course of business, we are exposed to risks associated with fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency, however, two of our China facilities utilize the Renminbi (RMB), which results in recognition of translation adjustments included as a component of other comprehensive income. Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. Except for certain equipment purchases, we do not engage in hedging to manage foreign currency risk. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. There were no foreign exchange contracts at April 1, 2019. The notional amount of the foreign exchange contracts at December 31, 2018 was approximately $4.3 million. We had designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts at December 31, 2018:

	As of December 31, 2018
	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands)
Receive foreign currency/pay USD
Japanese Yen	$4,313	0.01

Estimated fair value, net liability	$(139)

Debt Instruments

The table below presents information about certain of our debt instruments as of April 1, 2019 and December 31, 2018.

	As of April 1, 2019
	Remaining 2019	2020	2021	2022	2023	Thereafter (1)	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$70,000	$—	$—	$—	$805,879	$875,879	$861,776	4.91%
US$ Fixed Rate	—	249,975	—	—	—	375,000	624,975	702,896	4.08%
Total	$—	$319,975	$—	$—	$—	$1,180,879	$1,500,854	$1,564,672

	As of December 31, 2018
	2019	2020	2021	2022	2023	Thereafter (1)	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$30,000	$70,000	$—	$—	$—	$805,879	$905,879	$852,592	4.92%
US$ Fixed Rate	—	249,985	—	—	—	375,000	624,985	641,738	4.08%
Total	$30,000	$319,985	$—	$—	$—	$1,180,879	$1,530,864	$1,494,330

(1) Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps (in thousands) as of April 1, 2019.

	2019	Fair Market Value
Average interest payout rate	2.84%
Interest payout amount	$(2,871)
Average interest received rate	2.50%
Interest received amount	2,532
Fair value loss as of April 1, 2019		$(6,982)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of April 1, 2019, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended April 1, 2019, our management adopted Accounting Standards Codification 842, Lease Accounting. Changes were made to relevant business processes and control activities related to lease accounting to monitor and maintain appropriate internal controls over financial reporting.

We continue to expand our implementation of an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of the financial reporting and related transaction processes. We have completed the implementation with respect to the next phase and as a result, we made changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting, including the implementation of additional controls. We continue to roll out the ERP system to our remaining locations.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 1, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or in other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.

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

A significant portion of our sales are to customers within the telecommunications and automotive industry. The telecommunications industry is characterized by intense competition, relatively short product life cycles, and significant fluctuations in product demand, which is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the volatility in the telecommunications industry continues, it may have a material adverse effect on our business, financial condition and result of operations. The automotive industry has historically experienced multi-year cycles of growth and decline. In recent years, we have generally witnessed a growth cycle with the exception of unit sales decline evident in our most recent three quarters. If sales of automobiles should decline or go into a cyclical down turn, our sales could decline and this could have a materially adverse impact on our business, financial condition and result of operations.

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

For the quarter ended April 1, 2019, we generated approximately 71.0% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

We have substantial debt and, as a result, we have significant debt service obligations. We maintain $250.0 million of Convertible Senior Notes due 2020 at an interest rate of 1.75%, a $805.9 million Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, $375.0 million of Senior Notes due 2025 (Senior Notes) at an interest rate of 5.63%, $40.0 million outstanding under a $200.0 million U.S. Asset-Based Lending Credit Agreement (U.S ABL), and $30.0 million outstanding under a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

Despite our current level of indebtedness, we and our subsidiaries may decide to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may decide to incur significant additional indebtedness in the future. Although the indenture governing the Senior Notes and the credit agreements governing the Term Loan Facility, the U.S. ABL and the Asia ABL will contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 39% and 37% of our net sales for the quarters ended April 1, 2019 and April 2, 2018, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 28% and 32% of our net sales for the quarters ended April 1, 2019 and April 2, 2018, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended April 1, 2019, aerospace and defense sales accounted for approximately 27% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

The domestic and international threat of terrorist activity, emerging nuclear states, and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. The U.S. government, however, is facing unprecedented budgeting constraints and political strife, including the longest partial government shutdown in history between December 2018 and January 2019. The termination or failure to fund one or more significant contracts by the U.S. government due to these uncertain activities could have a material adverse effect on our business, financial condition, and results of operations.

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

As of April 1, 2019, our consolidated balance sheet included $1,125.0 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

For illustrative purposes and assuming all loans under the Term Loan Facility, the U.S. ABL and the Asia ABL were fully drawn, each quarter point change in interest rates would result in a $1.9 million change in annual interest expense on our indebtedness under the Term Loan Facility, the U.S. ABL and the Asia ABL, after giving effect to our interest rate swap.

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

There is uncertainty with respect to rising labor costs, particularly within China, where we have most of our manufacturing facilities. In recent periods, there have been regular and significant increases in the minimum wage payable in various provinces of China. In addition, we have experienced very high employee turnover in our manufacturing facilities in China, generally after the Chinese New Year, and we are experiencing ongoing difficulty in recruiting employees for these facilities. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could materially adversely affect our business, financial condition, and results of operations. In addition, the high turnover rate and our difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China could result in a potential for defects in our products, production disruptions or delays, or the inability to ramp production to meet increased customer orders, resulting in order cancellation or imposition of customer penalties if we are unable to deliver products in a timely manner.

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

Sales to EMS companies represented approximately 39% and 37% of our net sales for the quarters ended April 1, 2019 and April 2, 2018, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

Our global business operations must also comply with all applicable domestic and foreign export control laws, including International Traffic In Arms Regulations (ITAR) and Export Administration Regulations (EAR). Some items we manufacture are controlled for export by the U.S. Department of Commerce’s Bureau of Industry and Security under EAR.

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

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitations, and future transfers of shares of our common stock could cause us to experience an “ownership change” that could further limit our ability to utilize our net operating losses.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and neighboring countries. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflict minerals report on Form SD with the SEC for the past five years, most recently on May 25, 2018. Compliance with these rules results in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our PCBs, as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

Item 6. Exhibits

Exhibit Number	Exhibits

3.1	Registrant’s Certificate of Incorporation, as amended May 12, 2016(1)
3.2	Registrant’s Fourth Amended and Restated Bylaws, as amended March 2, 2016(2)
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 6, 2011 and to the Registrant’s Form 8-K as filed with the commission on May 18, 2016.
(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 8, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: May 9, 2019	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: May 9, 2019	Todd B. Schull
Executive Vice President and Chief Financial Officer