Form 10-Q
period 2019-07-01
TTM TECHNOLOGIES INC
filed 2019-08-07
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2019

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number: 0-31285

TTM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	91-1033443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Sandpointe, Suite 400, Santa Ana, California 92707

(Address of principal executive offices)

(714) 327-3000

(Registrant’s telephone number, including area code)

1665 Scenic Avenue, Suite 250, Costa Mesa, California 92626

(Former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TTMI	Nasdaq Global Select Market

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at August 5, 2019: 105,492,642

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of	As of
	July 1,	December 31,
	2019	2018
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$284,466	$256,360
Accounts receivable, net	482,740	523,165
Contract assets	261,071	287,741
Inventories	122,149	109,377
Prepaid expenses and other current assets	39,260	30,271
Total current assets	1,189,686	1,206,914
Property, plant and equipment, net	1,037,087	1,052,024
Operating lease right-of-use assets	25,625	—
Goodwill	767,045	767,045
Definite-lived intangibles, net	345,471	375,923
Deposits and other non-current assets	75,199	55,597
	$3,440,113	$3,457,503
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$—	$30,000
Accounts payable	432,936	431,288
Contract liabilities	2,386	3,220
Accrued salaries, wages and benefits	81,490	94,950
Other	107,143	113,756
Total current liabilities	623,955	673,214
Long-term debt, net of discount and issuance costs	1,469,270	1,462,425
Operating lease liabilities	18,365	—
Other long-term liabilities	99,446	94,777
Total long-term liabilities	1,587,081	1,557,202
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 105,491 and 103,687 shares issued and outstanding at July 1, 2019 and December 31, 2018, respectively	105	104
Additional paid-in capital	805,421	797,895
Retained earnings	433,180	433,008
Accumulated other comprehensive loss	(9,629)	(3,920)
Total stockholders’ equity	1,229,077	1,227,087
	$3,440,113	$3,457,503

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended July 1, 2019 and July 2, 2018

	Quarter Ended		Two Quarters Ended
	July 1,	July 2,	July 1,	July 2,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands, except per share data)
Net sales	$633,038	$716,887	$1,253,238	$1,380,469
Cost of goods sold	548,423	600,747	1,079,938	1,175,651
Gross profit	84,615	116,140	173,300	204,818
Operating expenses:
Selling and marketing	17,867	18,619	36,768	36,247
General and administrative	38,637	46,298	74,105	81,486
Amortization of definite-lived intangibles	11,267	19,489	28,093	25,350
Total operating expenses	67,771	84,406	138,966	143,083
Operating income	16,844	31,734	34,334	61,735
Other income (expense):
Interest expense	(20,871)	(20,453)	(42,559)	(34,200)
Other, net	4,621	6,178	4,091	5,071
Total other expense, net	(16,250)	(14,275)	(38,468)	(29,129)
Income (loss) before income taxes	594	17,459	(4,134)	32,606
Income tax benefit	2,830	66,545	4,306	61,495
Net income	$3,424	$84,004	$172	$94,101

Earnings per share:
Basic earnings per share	$0.03	$0.81	$0.00	$0.91
Diluted earnings per share	$0.03	$0.65	$0.00	$0.75

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive (Loss) Income

For the Quarter and Two Quarters Ended July 1, 2019 and July 2, 2018

	Quarter Ended		Two Quarters Ended
	July 1,	July 2,	July 1,	July 2,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands)
Net income	$3,424	$84,004	$172	$94,101
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(601)	(1,701)	29	(1,079)
Pension obligation adjustments, net	—	—	19	—
Net unrealized losses on cash flow hedges:
Unrealized loss on effective cash flow hedges during the period, net	(4,503)	(1,739)	(6,331)	(1,745)
Loss realized in the statement of operations	296	342	574	383
Net	(4,207)	(1,397)	(5,757)	(1,362)
Other comprehensive loss, net of tax	(4,808)	(3,098)	(5,709)	(2,441)
Comprehensive (loss) income, net of tax	$(1,384)	$80,906	$(5,537)	$91,660

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Two Quarters Ended July 1, 2019 and July 2, 2018

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 31, 2018	103,687	$104	$797,895	$433,008	$(3,920)	$1,227,087
Net loss	—	—	—	(3,252)	—	(3,252)
Other comprehensive loss	—	—	—	—	(901)	(901)
Redemption of convertible notes, net	—	—	(1)	—	—	(1)
Issuance of common stock for performance-based restricted stock units	694	—	—	—	—	—
Issuance of common stock for restricted stock units	1,040	1	(1)	—	—	—
Stock-based compensation	—	—	3,926	—	—	3,926
Balance, April 1, 2019	105,421	$105	$801,819	$429,756	$(4,821)	$1,226,859
Net income	—	—	—	3,424	—	3,424
Other comprehensive loss	—	—	—	—	(4,808)	(4,808)
Issuance of common stock for restricted stock units	70	—	—	—	—	—
Stock-based compensation	—	—	3,602	—	—	3,602
Balance, July 1, 2019	105,491	$105	$805,421	$433,180	$(9,629)	$1,229,077

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
	(Unaudited)
	(In thousands)
Balance, January 1, 2018	101,820	$102	$777,025	$230,850	$3,403	$1,011,380
New revenue standard adjustment	—	—	—	28,574	—	28,574
Net income	—	—	—	10,097	—	10,097
Other comprehensive income	—	—	—	—	657	657
Issuance of common stock for performance-based restricted stock units	521	—	—	—	—	—
Issuance of common stock for restricted stock units	1,104	1	(1)	—	—	—
Stock-based compensation	—	—	3,622	—	—	3,622
Balance, April 2, 2018	103,445	$103	$780,646	$269,521	$4,060	$1,054,330
Net income	—	—	—	84,004	—	84,004
Other comprehensive loss	—	—	—	—	(3,098)	(3,098)
Exercise of stock options	20	—	190	—	—	190
Issuance of common stock for restricted stock units	209	1	(1)	—	—	—
Stock-based compensation	—	—	5,867	—	—	5,867
Balance, July 2, 2018	103,674	$104	$786,702	$353,525	$962	$1,141,293

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended July 1, 2019 and July 2, 2018

	Two Quarters Ended
	July 1,	July 2,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$172	$94,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	82,837	80,073
Amortization of definite-lived intangible assets	30,452	25,350
Amortization of debt discount and issuance costs	7,313	6,358
Deferred income taxes	(2,228)	(64,769)
Stock-based compensation	7,528	9,489
Other	(8,785)	56
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	40,425	(17,056)
Contract assets	26,670	(16,478)
Inventories	(12,772)	5,685
Prepaid expenses and other current assets	(8,934)	356
Accounts payable	(10,659)	(33,778)
Contract liabilities	(834)	(98)
Accrued salaries, wages and benefits and other current liabilities	(28,138)	(47,911)
Net cash provided by operating activities	123,047	41,378
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(596,396)
Purchase of property, plant and equipment and other assets	(69,099)	(81,338)
Proceeds from sale of property, plant and equipment and other assets	5,912	251
Net cash used in investing activities	(63,187)	(677,483)
Cash flows from financing activities:
Proceeds from incremental long-term borrowings	—	600,000
Repayment of long-term debt borrowing	(30,000)	(3,718)
Repayment of assumed long-term debt in acquisition	—	(178,604)
Proceeds from borrowings of revolving loan	—	23,000
Payment of debt issuance costs	(1,532)	(7,653)
Payment of original issue discount	—	(1,500)
Proceeds from exercise of stock options	—	192
Redemption of convertible notes	(10)	—
Net cash (used in) provided by financing activities	(31,542)	431,717
Effect of foreign currency exchange rates on cash and cash equivalents	(212)	(838)
Net increase (decrease) in cash and cash equivalents	28,106	(205,226)
Cash and cash equivalents at beginning of period	256,360	409,326
Cash and cash equivalents at end of period	$284,466	$204,100

Supplemental cash flow information:
Cash paid, net for interest	$39,739	$28,896
Cash paid, net for income taxes	13,119	18,557
Noncash transactions:
Property, plant and equipment recorded in accounts payable	$61,475	$54,369

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

Reclassifications

Certain amounts in the prior period consolidated condensed financial statement have been reclassified to conform to the presentation of the current period consolidated condensed financial statement. These reclassifications had no effect on the previously reported net income. An adjustment has been made to combine the statutory surplus reserve with retained earnings on the consolidated condensed balance sheet and the consolidated condensed statement of stockholders’ equity.

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

The Company adopted the new lease standard as of January 1, 2019 and utilized the retrospective cumulative effect adjustment transition method with a cumulative effect adjustment being recorded as of the adoption date. Therefore, comparative information has not been adjusted and continues to be reported under previous U.S. GAAP guidance for the consolidated condensed balance sheet as of December 31, 2018 and the consolidated condensed statement of operations for the quarter and two quarters ended July 2, 2018. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The Company elected certain available practical expedients including the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected an accounting policy to not record ROU assets and lease liabilities for leases with an initial term of twelve months or less on its consolidated condensed balance sheet.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The cumulative effect of the changes made to the Company’s January 1, 2019 consolidated condensed balance sheet for the adoption of the new lease standard was as follows:

	Balance as of December 31, 2018	New Lease Standard Adjustment	Balance as of January 1, 2019
	(In thousands)
Assets
Operating lease right-of-use assets	$—	$16,894	$16,894
Deposits and other non-current assets	55,597	(548)	55,049

Liabilities
Other current liabilities	113,756	2,545	116,301
Operating lease liabilities	—	14,356	14,356
Other long-term liabilities	94,777	(555)	94,222

The adoption of the new accounting guidance did not have a material impact to the consolidated condensed statement of operations for the quarter and two quarters ended July 1, 2019, or the consolidated condensed statement of cash flows for the two quarters ended July 1, 2019. See Note 3 for further details.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated condensed financial statements and related disclosures.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(2) Summary of Significant Accounting Policies

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities on the consolidated condensed balance sheets.

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

(3) Leases

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

The components of lease expense were as follows:

	Quarter Ended July 1, 2019	Two Quarters Ended July 1, 2019
	(In thousands)
Operating lease cost	$2,293	$4,524
Variable lease cost	1,811	2,002
Short-term lease cost	230	381

Supplemental cash flow information related to leases was as follows:

Two Quarters Ended July 1, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,410
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	12,860

Supplemental balance sheet information related to leases was as follows:

As of July 1, 2019
(In thousands)
Operating lease right-of-use assets	$25,625
Other current liabilities	7,376
Operating lease liabilities	18,365
Total operating lease liabilities	$25,741

Weighted average remaining lease term	4.6 years
Weighted average discount rate	3.97%

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Maturities of operating lease liabilities were as follows (1):

(In thousands)
Less than one year	$8,182
1 - 2 years	6,964
2 - 3 years	4,864
3 - 4 years	2,449
4 - 5 years	1,925
Thereafter	3,886
Total lease payments	28,270
Less imputed interest	(2,529)
Total	$25,741

(1)	Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.

Operating Leases Pre-Topic 842 Adoption

The following is a schedule of future minimum lease payments as of December 31, 2018:

Operating Leases
(In thousands)
2019	$7,282
2020	4,701
2021	3,406
2022	2,408
2023	2,172
Thereafter	4,172
Total minimum lease payments	$24,141

(4) Revenues

As of July 1, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $20,097. The Company expects to recognize revenue on approximately 94% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months with the remaining amount recognized thereafter. The remaining performance obligations for the Company’s short-term contracts are expected to be recognized within one year or less.

Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively, of the Company’s revenue for the quarter and two quarters ended July 1, 2019.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended July 1, 2019			Quarter Ended July 2, 2018
	PCB	E-M Solutions	Total	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$175,301	$362	$175,663	$162,951	$455	$163,406
Automotive	79,048	23,993	103,041	110,607	25,854	136,461
Cellular Phone	40,094	—	40,094	55,393	—	55,393
Computing/Storage/Peripherals	95,127	—	95,127	109,633	568	110,201
Medical/Industrial/Instrumentation	87,471	9,641	97,112	96,704	9,856	106,560
Networking/Communications	79,937	25,926	105,863	99,353	24,602	123,955
Other	16,143	(5)	16,138	20,404	507	20,911
Total	$573,121	$59,917	$633,038	$655,045	$61,842	$716,887

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

	Two Quarters Ended July 1, 2019			Two Quarters Ended July 2, 2018
	PCB	E-M Solutions	Total	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$340,369	$366	$340,735	$285,627	$544	$286,171
Automotive	164,861	43,758	208,619	226,899	45,164	272,063
Cellular Phone	83,178	—	83,178	160,253	—	160,253
Computing/Storage/Peripherals	176,019	189	176,208	198,175	873	199,048
Medical/Industrial/Instrumentation	175,141	17,808	192,949	190,338	17,379	207,717
Networking/Communications	168,000	49,265	217,265	181,290	44,075	225,365
Other	34,375	(91)	34,284	28,894	958	29,852
Total	$1,141,943	$111,295	$1,253,238	$1,271,476	$108,993	$1,380,469

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of	As of
	July 1, 2019	December 31, 2018
	(In thousands)
Inventories:
Raw materials	$102,974	$97,600
Work-in-process	13,083	10,299
Finished goods	6,092	1,478
	$122,149	$109,377
Property, plant and equipment, net:
Land and land use rights	$74,850	$75,431
Buildings and improvements	538,003	534,122
Machinery and equipment	1,398,905	1,357,035
Construction-in-progress, furniture and fixtures and other	57,946	42,713
	2,069,704	2,009,301
Less: Accumulated depreciation	(1,032,617)	(957,277)
	$1,037,087	$1,052,024

(6) Goodwill

As of July 1, 2019 and December 31, 2018, goodwill was as follows:

Total
(In thousands)
Balance as of July 1, 2019 and December 31, 2018
Goodwill	$938,445
Accumulated impairment losses	(171,400)
$767,045

All goodwill relates to the Company’s PCB reportable segment.

The Company evaluates its goodwill on an annual basis during its fourth fiscal quarter and whenever events or changes in circumstances — such as significant adverse changes in business climate or operating results, changes in management strategy, coupled with a decline in the market price of its stock and market capitalization — indicate that there may be a potential impairment. During the quarter, the Company evaluated for triggering events and management did not believe that goodwill was impaired as of July 1, 2019.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(7) Definite-lived Intangibles

As of July 1, 2019 and December 31, 2018, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
July 1, 2019
Customer relationships	$415,000	$(103,324)	$311,676	10.7
Technology	39,500	(5,705)	33,795	9.4
	$454,500	$(109,029)	$345,471
December 31, 2018
Customer relationships	$203,634	$(123,522)	$80,112	8.1
Technology	3,000	(3,000)	—	3.0
Acquired intangibles from acquisition
Customer relationships	267,500	(15,561)	251,939	12.2
Developed technology	39,500	(3,345)	36,155	9.4
Backlog	29,000	(21,283)	7,717	0.9
	$542,634	$(166,711)	$375,923

Definite-lived intangibles are generally amortized using the straight-line method of amortization over the estimated useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $12,447 and $19,489 for the quarters ended July 1, 2019 and July 2, 2018, respectively, and $30,452 and $25,350 for the two quarters ended July 1, 2019 and July 2, 2018, respectively. For the quarter and two quarters ended July 1, 2019, $1,180 and $2,359, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2019	$22,709
2020	45,419
2021	42,108
2022	39,002
2023	36,290
Thereafter	159,943
$345,471

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of July 1, 2019 and December 31, 2018:

	Interest Rate as of July 1, 2019	Principal Outstanding as of July 1, 2019	Interest Rate as of December 31, 2018	Principal Outstanding as of December 31, 2018
	(In thousands, except interest rates)
Term Loan due September 2024	4.89%	$805,879	5.00%	$835,879
Senior Notes due October 2025	5.63	375,000	5.63	375,000
Convertible Senior Notes due December 2020	1.75	249,975	1.75	249,985
U.S. ABL Revolving Loan due June 2024	3.76	40,000	4.00	40,000
Asia ABL Revolving Loan due June 2024	3.79	30,000	3.90	30,000
		1,500,854		1,530,864
Less: Long-term debt unamortized discount		(17,090)		(22,167)
Long-term debt unamortized debt issuance costs		(14,494)		(16,272)
		1,469,270		1,492,425
Less: current maturities		—		(30,000)
Long-term debt, less current maturities		$1,469,270		$1,462,425

 Term Loan Facility

On April 18, 2018, the Company closed its $600,000 commitment of incremental loans concurrent with the completion of its acquisition of Anaren. At issuance, these incremental loans increased the Company’s existing balance of its Term Loan Facility due 2024 from $348,250 to $948,250. The Term Loan Facility had an outstanding balance of $805,879 as of July 1, 2019 and is included in long-term debt. The Term Loan Facility was issued at a weighted average discount of 99.7% and bears interest, at the Company’s option, at a floating rate of LIBOR plus an applicable interest margin of 2.5%, or an alternate base rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 1.5%. As of July 1, 2019, the interest rate on the outstanding borrowings under the Term Loan Facility was 4.89%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of the domestic assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

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

Convertible Senior Notes due 2020

The Company maintains 1.75% Convertible Senior Notes in the amount of $249,975 due December 15, 2020. The Convertible Senior Notes bear interest at a rate of 1.75% per annum. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Senior Notes are senior unsecured obligations and would rank equally to the Company’s future unsecured senior indebtedness and are senior in right of payment to any of the Company’s future subordinated indebtedness.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

As of July 1, 2019 and December 31, 2018, the following summarizes the equity components of the Convertible Senior Notes included in additional paid-in capital:

	As of July 1, 2019			As of December 31, 2018
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(In thousands)
Convertible Senior Notes due 2020	$60,213	$(1,916)	$58,297	$60,216	$(1,916)	$58,300

The components of interest expense resulting from the Convertible Senior Notes for the quarter and two quarters ended July 1, 2019 and July 2, 2018 were as follows:

	Quarter Ended		Two Quarters Ended
	July 1,	July 2,	July 1,	July 2,
	2019	2018	2019	2018
	(In thousands)
Contractual coupon interest	$1,093	$1,093	$2,187	$2,187
Amortization of debt discount	$2,418	$2,267	$4,797	$4,497
Amortization of debt issuance costs	$243	$227	$481	$451

Asset-Based Lending Agreements

During June 2019, the Company amended its U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and its Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans). The U.S. ABL credit facility was amended to extend its maturity to June 2024, decrease the size of the facility to $150,000 and add a $100,000 incremental facility. The Asia ABL credit facility was amended to extend the maturity to June 2024 and add a $50,000 incremental facility.

The U.S. ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $50,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 138 basis points or an alternate base rate (defined as the greater of the prime rate, the New York Fed bank rate plus 0.5% or LIBOR plus 1.0%) subject to a 1.0% floor, plus an applicable margin of 38 basis points, at the Company’s option. As of July 1, 2019, the interest rate on the outstanding borrowings under the U.S. ABL was 3.76%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 150 basis points for LIBOR-based loans and from 25 to 50 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on June 3, 2024. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and certain inventories as well as by a second position against a significant amount of the domestic assets of the Company and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As of July 1, 2019, $40,000 of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. As of July 1, 2019, the interest rate on the outstanding borrowings under the Asia ABL was 3.79%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on June 4, 2024. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As of July 1, 2019, $30,000 of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of July 1, 2019, letters of credit in the amount of $15,287 were outstanding under the U.S. ABL and $22,718 were outstanding under the Asia ABL with various expiration dates through May 2020. Available borrowing capacity under the U.S. ABL and the Asia ABL was $94,713 and $97,282, respectively, which considers letters of credit outstanding as of July 1, 2019.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company is required to pay a commitment fee of 0.25% per annum on any unused portion of the U.S. ABL and 0.28% per annum on any unused portion of the Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $210 and $247 for the quarters ended July 1, 2019 and July 2, 2018, respectively, and $450 and $488 for the two quarters ended July 1, 2019 and July 2, 2018, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $29,070 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver. In July 2019, the expiration of the Chinese Revolver was extended to July 2020. As of July 1, 2019, the Chinese Revolver had not been drawn upon.

Debt Issuance and Debt Discount

As of July 1, 2019 and December 31, 2018, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes and Convertible Senior Notes were as follows:

	As of July 1, 2019			As of December 31, 2018
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Term Loan due September 2024	$7,303	$2,210	4.66%	$8,229	$2,489	4.66%
Senior Notes due October 2025	5,700	—	5.92	6,071	—	5.92
Convertible Senior Notes	1,491	14,880	6.48	1,972	19,678	6.48
	$14,494	$17,090		$16,272	$22,167

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $2,741 and $1,420 as of July 1, 2019 and December 31, 2018, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of July 1, 2019, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 3.6 years.

(9) Income Taxes

The Company’s effective tax rate is impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items.

During the quarter and two quarters ended July 1, 2019, the Company’s effective tax rate was impacted by a net discrete benefit of $2,946 and $3,288, respectively. This is related mainly to release of uncertain tax positions due to the expiration of the statute of limitations in foreign jurisdictions netted against accrued interest expense on existing uncertain tax positions. Additionally, no tax benefit was recorded on the losses incurred in certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of July 1, 2019, the fair value of the interest rate swap was recorded as a liability in the amount of $12,693 and included as a component of other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax. No ineffectiveness was recognized for the quarter and two quarters ended July 1, 2019 and July 2, 2018. The interest rate swap increased interest expense by $367 and $303 for the quarters ended July 1, 2019 and July 2, 2018, respectively, and $706 and $303 for the two quarters ended July 1, 2019 and July 2, 2018, respectively.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of July 1, 2019 and December 31, 2018 was approximately $1,608 and $4,313, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	July 1, 2019	December 31, 2018
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$40	$—
Interest rate swap	Other long-term liabilities	(12,693)	(4,735)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Other current liabilities	—	(139)

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarter and two quarters ended July 1, 2019 and July 2, 2018:

		Quarter Ended July 1, 2019		Quarter Ended July 2, 2018
	Financial Statement Caption	Loss Recognized in Other Comprehensive Income	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Income	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(6,077)	$(367)	$(1,719)	$(303)
Foreign currency forward	Depreciation expense	(5)	(39)	(20)	(39)

		Two Quarters Ended July 1, 2019		Two Quarters Ended July 2, 2018
	Financial Statement Caption	Loss Recognized in Other Comprehensive Income	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Income	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(8,663)	$(706)	$(1,719)	$(303)
Foreign currency forward	Depreciation expense	(5)	(78)	(26)	(80)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the two quarters ended July 1, 2019 and July 2, 2018:

	Two Quarters Ended
	July 1,	July 2,
	2019	2018
	(In thousands)
Beginning balance, net of tax	$(4,214)	$(742)
Changes in fair value loss, net of tax	(6,331)	(1,745)
Reclassification to earnings	574	383
Ending balance, net of tax	$(9,971)	$(2,104)

Based on the current yield curve, the Company expects that losses of approximately $2,956 of the accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, in the next twelve months.

The net gain (loss) recognized in other, net in the consolidated condensed statements of operations on derivative instruments not designated as hedges is as follows:

	Quarter Ended		Two Quarters Ended
	July 1,	July 2,	July 1,	July 2,
	2019	2018	2019	2018
	(In thousands)
Derivative instruments not designated as hedges:
Foreign exchange contracts	$45	$(324)	$49	$103

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of July 1, 2019 and December 31, 2018:

	Foreign Currency Translation	Pension Obligation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of December 31, 2018	$1,578	$(1,284)	$(4,214)	$(3,920)
Other comprehensive loss before reclassifications	29	19	(6,331)	(6,283)
Amounts reclassified from accumulated other comprehensive income	—	—	574	574
Other comprehensive loss	29	19	(5,757)	(5,709)
Ending balance as of July 1, 2019	$1,607	$(1,265)	$(9,971)	$(9,629)

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

For the quarter ended July 1, 2019, one customer accounted for approximately 10% of the Company’s net sales. There were no customers that accounted for 10% or more of net sales for the two quarters ended July 1, 2019. There were no customers that accounted for 10% or more of net sales for the quarter ended July 2, 2018. For the two quarters ended July 2, 2018, one customer accounted for approximately 12% of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarter and two quarters ended July 1, 2019 and July 2, 2018.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of July 1, 2019 and December 31, 2018 were as follows:

	As of		As of
	July 1, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative liabilities, current	$—	$—	$139	$139
Derivative liabilities, non-current	12,693	12,693	4,735	4,735
Term Loan due September 2024	796,366	798,828	825,161	782,592
Senior Notes due October 2025	369,300	369,274	368,929	350,880
Convertible Senior Notes	233,604	293,571	228,335	290,858
ABL Revolving Loans	70,000	70,000	70,000	70,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of July 1, 2019 and December 31, 2018, which are considered Level 2 inputs.

The fair value of the Convertible Senior Notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 2 inputs.

As of July 1, 2019 and December 31, 2018, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of July 1, 2019 consisted of $79,661 held in the U.S., with the remaining $204,805 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of July 1, 2019 and December 31, 2018. However, these amounts are not material to the consolidated condensed financial statements of the Company.

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and two quarters ended July 1, 2019 and July 2, 2018:

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

	Quarter Ended		Two Quarters Ended
	July 1, 2019	July 2, 2018	July 1, 2019	July 2, 2018
	(In thousands, except per share amounts)
Basic earnings:
Basic earnings	$3,424	$84,004	$172	$94,101
Diluted earnings:
Net income	$3,424	$84,004	$172	$94,101
Interest expense from Convertible Senior Notes, net of tax	—	3,587	—	7,135
Diluted earnings	$3,424	$87,591	$172	$101,236

Basic weighted average shares	105,470	103,553	104,893	103,030
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	637	1,376	967	1,603
Dilutive effect of outstanding warrants	—	3,854	—	3,517
Dilutive effect of assumed conversion of Convertible Senior Notes outstanding	—	25,938	—	25,938
Diluted shares	106,107	134,721	105,860	134,088
Earnings per share:
Basic	$0.03	$0.81	$0.00	$0.91
Diluted	$0.03	$0.65	$0.00	$0.75

Performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options to purchase 1,089 and 45 shares of common stock for the quarters ended July 1, 2019 and July 2, 2018, respectively, and 1,089 and 488 shares of common stock for the two quarters ended July 1, 2019 and July 2, 2018, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for PRUs, RSUs, or stock options was greater than the average market price of common shares during the applicable quarter and two quarters and, as a result, the impact would be anti-dilutive.

Outstanding warrants for the quarter and two quarters ended July 1, 2019, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarter, and therefore, the effect would be anti-dilutive.

For the quarter and two quarters ended July 1, 2019, the effect of shares of common stock related to the Company’s Convertible Senior Notes, based on the if-converted method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	July 1,	July 2,	July 1,	July 2,
	2019	2018	2019	2018
	(In thousands)
Cost of goods sold	$570	$829	$1,275	$1,358
Selling and marketing	396	545	862	919
General and administrative	2,636	4,493	5,391	7,212
Stock-based compensation expense recognized	$3,602	$5,867	$7,528	$9,489

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(earnings before interest, tax, depreciation, and amortization expense), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to a group of peer companies selected by the Company’s compensation committee, over the three-year performance period.

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. As of July 1, 2019, management determined that vesting of the PRU awards was probable. PRUs activity for the two quarters ended July 1, 2019 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding shares as of December 31, 2018	255	$18.75
Granted	293	10.17
Change in units due to annual performance achievement	(51)	10.15
Forfeited / cancelled	(6)	15.18
Outstanding shares as of July 1, 2019	491	$14.57

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the two quarters ended July 1, 2019 and July 2, 2018, the following assumptions were used in determining the fair value:

	Two Quarters Ended
	July 1,	July 2,
	2019 (1)	2018 (2)
Weighted-average fair value	$10.17	$19.59
Risk-free interest rate	2.18%	2.14%
Dividend yield	—	—
Expected volatility	38%	40%
Expected term in years	1.8	1.5

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2017 and second year of the three-year performance period applicable to PRUs granted in 2018 and first year of the three-year performance period applicable to PRUs granted in 2019.

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

Restricted Stock Units

The Company granted 1,599 and 195 RSUs during the quarters ended July 1, 2019 and July 2, 2018, respectively, and 1,601 and 1,023 RSUs during the two quarters ended July 1, 2019 and July 2, 2018, respectively. The RSUs granted have a weighted-average fair value per unit of $10.04 and $16.06 for the quarters ended July 1, 2019 and July 2, 2018, respectively, and $10.04 and $15.44 for the two quarters ended July 1, 2019 and July 2, 2018, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant stock option awards during the quarter and two quarters ended July 1, 2019. During the quarter and two quarters ended July 2, 2018, the Company granted 20 stock option awards to a newly appointed member of the board which were estimated to have a fair value per share of $8.92. The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the quarter and two quarters ended July 2, 2018, the fair value was determined using 3.0% as the risk-free interest rate, 43.0% as the expected volatility, 8.5 years as the expected term and no dividend yield.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of July 1, 2019:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$27,002	1.6
PRU awards	3,326	1.3
Stock options	300	1.9
	$30,628

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

	Quarter Ended		Two Quarters Ended
	July 1, 2019	July 2, 2018	July 1, 2019	July 2, 2018
	(In thousands)
Net Sales:
PCB	$573,121	$655,045	$1,141,943	$1,271,476
E-M Solutions	59,917	61,842	111,295	108,993
Total net sales	$633,038	$716,887	$1,253,238	$1,380,469
Operating Segment Income (Loss):
PCB	$50,989	$80,964	$109,531	$144,428
E-M Solutions	863	2,496	2,042	2,536
Corporate	(22,561)	(32,237)	(46,787)	(59,879)
Total operating segment income	29,291	51,223	64,786	87,085
Amortization of definite-lived intangibles (1)	(12,447)	(19,489)	(30,452)	(25,350)
Total operating income	16,844	31,734	34,334	61,735
Total other expense, net	(16,250)	(14,275)	(38,468)	(29,129)
Income (loss) before income taxes	$594	$17,459	$(4,134)	$32,606

(1)

Amortization of definite-lived intangibles primarily relates to the PCB reportable segment. For the quarter and two quarters ended July 1, 2019, $1,180 and $2,359, respectively, of amortization expense is included in cost of goods sold.

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

(18) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a member of the Board of Directors of the Company holds an equity interest. The Company’s foreign subsidiaries purchased laminate and prepreg from these related parties in the amount of $8,917 and $12,550 for the quarters ended July 1, 2019 and July 2, 2018, respectively, and $17,229 and $25,258 for the two quarters ended July 1, 2019 and July 2, 2018, respectively.

As of July 1, 2019 and December 31, 2018, the Company’s consolidated condensed balance sheets included $10,537 and $10,630, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated condensed balance sheets.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(19) Restructuring Charges

The Company periodically incurs restructuring charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The Company recognized employee separation, contract termination and other costs during the quarter and two quarters ended July 1, 2019. Contract termination and other costs primarily represented plant closure costs.

The below table summarizes such restructuring costs by reportable segment for the quarter and two quarters ended July 1, 2019:

	Quarter Ended July 1, 2019			Two Quarters Ended July 1, 2019
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Reportable Segment:
PCB	$3,776	$—	$3,776	$4,213	$—	$4,213
E-M Solutions	—	—	—	—	—	—
Corporate	160	8	168	160	16	176
	$3,936	$8	$3,944	$4,373	$16	$4,389

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The below table shows the utilization of the accrued restructuring costs during the two quarters ended July 1, 2019:

	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Accrued at December 31, 2018	$3,158	$393	$3,551
Charged to expense	4,373	16	4,389
Amount paid	(3,851)	(61)	(3,912)
Accrued at July 1, 2019	$3,680	$348	$4,028

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

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions), as well as a global designer and manufacturer of radio-frequency (RF) and microwave components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers from engineering support to prototype development through final mass production. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,600 customers in various markets throughout the world, including aerospace and defense, automotive components, smartphones and touchscreen tablets, high-end computing, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

During June 2019, we amended our U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and our Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans). The U.S. ABL credit facility was amended to extend its maturity to June 2024, decrease the size of the facility to $150,000 and add a $100,000 incremental facility. The Asia ABL credit facility was amended to extend the maturity to June 2024 and add a $50,000 incremental facility.

During July 2019, we extended the maturity of our revolving loan credit facility (Chinese Revolver) with a lender in China to July 2020.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers accounted for 46% of our net sales for both the quarter and two quarters ended July 1, 2019. Sales to our ten largest customers accounted for 43% of our net sales for both the quarter and two quarters ended July 2, 2018. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Two Quarters Ended
End Markets (1)	July 1, 2019	July 2, 2018 (3)	July 1, 2019	July 2, 2018 (3)
Aerospace and Defense	28%	23%	27%	21%
Automotive	16	19	17	20
Cellular Phone (2)	6	8	7	12
Computing/Storage/Peripherals (2)	15	15	14	14
Medical/Industrial/Instrumentation	15	15	15	15
Networking/Communications	17	17	17	16
Other (2)	3	3	3	2
Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other consumer devices that include wearables, portable video devices and personal headphones are included in the Other end market.

(3)	The quarter and two quarters ended July 2, 2018 were amended for the Anaren integration, as the acquisition occurred on April 18, 2018.

We derive revenues primarily from the sale of PCBs, custom electronic assemblies using customer-supplied engineering and design plans as well as the design and manufacture of RF and microwave components and assemblies. Most orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Most of our customers have continuous control of the work in progress and finished goods throughout the PCB manufacturing process, as PCBs are built to customer specifications with no alternative use, and there is an enforceable right of payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. We recognize revenue under these contracts based on the cost-to-cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

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

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Two Quarters Ended
	July 1, 2019	July 2, 2018	July 1, 2019	July 2, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.6	83.8	86.2	85.2
Gross profit	13.4	16.2	13.8	14.8
Operating expenses:
Selling and marketing	2.8	2.6	2.9	2.6
General and administrative	6.1	6.5	5.9	5.9
Amortization of definite-lived intangibles	1.8	2.7	2.3	1.8
Total operating expenses	10.7	11.8	11.1	10.3
Operating income	2.7	4.4	2.7	4.5
Other income (expense):
Interest expense	(3.3)	(2.9)	(3.4)	(2.5)
Other, net	0.7	0.9	0.3	0.4
Total other expense, net	(2.6)	(2.0)	(3.1)	(2.1)
Income (loss) before income taxes	0.1	2.4	(0.4)	2.4
Income tax benefit	0.4	9.3	0.4	4.4
Net income	0.5%	11.7%	0.0%	6.8%

We have two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. Factors considered in determining whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production process, type or class of customers, distribution methods and regulatory environments.

Net Sales

Total net sales decreased $83.9 million, or 11.7%, to $633.0 million for the second quarter of 2019 from $716.9 million for the second quarter of 2018. This decrease primarily resulted from a reduction in net sales for the PCB reportable segment of $81.9 million, or 12.5%, to $573.1 million for the second quarter of 2019 from $655.0 million for the second quarter of 2018. The reduction in PCB net sales was primarily due to lower demand in our commercial (non-Aerospace and Defense related) end markets, partially offset by an increase in demand in our Aerospace and Defense end market. These changes resulted in an average PCB selling price increase of 14.0%, driven mainly by product mix shift and a 22.7% decrease in the volume of PCB shipments as compared to the second quarter of 2018. Net sales for the E-M Solutions reportable segment decreased $1.9 million, or 3.1%, to $59.9 million for the second quarter of 2019 from $61.8 million for the second quarter of 2018. The decrease was primarily due to lower demand in our Automotive end market.

Total net sales decreased $127.3 million, or 9.2%, to $1,253.2 million for the first two quarters of 2019 from $1,380.5 million for the first two quarters of 2018. This decrease resulted from a reduction in net sales for the PCB reportable segment of $129.6 million, or 10.2% to $1,141.9 million for the first two quarters of 2019 from $1,271.5 million for the first two quarters of 2018. The reduction in PCB net sales was primarily due to lower demand in our commercial end markets, partially offset by an increase in demand in our Aerospace and Defense end market, which increase was primarily the result of the impact in the first two quarters of 2019 of our acquisition of Anaren (which occurred on April 18, 2018). These changes resulted in an average PCB selling price increase of 12.8%, driven mainly by product mix shift and a 21.9% decrease in the volume of PCB shipments as compared to the first two quarters of 2018. Net sales for the E-M Solutions reportable segment increased $2.3 million, or 2.1%, to $111.3 million for the first two quarters of 2019 from $109.0 million for the first two quarters of 2018. The increase was primarily due to higher demand in our Networking/Communications end market, partially offset by a decrease in our Automotive end market.

Gross Margin

Overall gross margin decreased to 13.4% for the second quarter of 2019 from 16.2% for the second quarter of 2018. Gross margin for the PCB reportable segment decreased to 14.5% for the second quarter of 2019 from 15.4% for the second quarter of 2018, primarily due to lower volumes in our commercial end markets and ramp related inefficiencies associated with a major product launch in our Cellular end market. Gross margin for the E-M Solutions reportable segment decreased to 7.3% for the second quarter of 2019 from 8.0% for the second quarter of 2018, primarily due to lower volume in our Automotive end market.

Overall gross margin decreased to 13.8% for the first two quarters of 2019 from 14.8% for the first two quarters of 2018. Gross margin for the PCB reportable segment increased to 15.0% for the first two quarters of 2019 from 14.8% for the first two quarters of 2018, primarily due to the impact in the first two quarters of 2019 of our acquisition of Anaren and higher production levels at our Aerospace and Defense focused facilities partially offset by lower volumes in our commercially focused facilities. Gross margin for the E-M Solutions reportable segment decreased to 6.8% for the first two quarters of 2019 from 6.9% for the first two quarters of 2018.

Capacity utilization is a key driver for us, particularly in our high volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the second quarter of 2019 in our Asia and North America PCB facilities was 56% and 60%, respectively, compared to 71% and 61%, respectively, in the second quarter of 2018. Capacity utilization for the first two quarters of 2019 in our Asia and North America PCB facilities was 56% and 60%, respectively, compared to 74% and 61%, respectively, in the first two quarters of 2018. The significant decline in the utilization of our facilities in Asia was due to the softness we experienced in our commercial end markets.

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.7 million, to $17.9 million for the second quarter of 2019 from $18.6 million for the second quarter of 2018. As a percentage of net sales, selling and marketing expenses was 2.8% for the second quarter of 2019, as compared to 2.6% for the second quarter of 2018. The decrease in selling and marketing expense for the quarter ended July 1, 2019 primarily relates to reduced commission expense.

Selling and marketing expenses increased $0.6 million, to $36.8 million for the first two quarters of 2019 from $36.2 million for the first two quarters of 2018. As a percentage of net sales, selling and marketing expenses was 2.9% for the first two quarters of 2019, as compared to 2.6% for the first two quarters of 2018. The increase in selling and marketing expense for the two quarters ended July 1, 2019 primarily relates to expenses incurred by Anaren post acquisition partially offset by reduced commission expense.

General and Administrative Expenses

General and administrative expenses decreased $7.7 million to $38.6 million, or 6.1% of net sales, for the second quarter of 2019 from $46.3 million, or 6.5% of net sales, for the second quarter of 2018. The decrease in general and administrative expenses for the quarter ended July 1, 2019 was primarily due to the decrease in acquisition-related costs of $6.1 million associated with the acquisition of Anaren on April 18, 2018 and a decrease in incentive compensation expense of $3.7 million partially offset by higher restructuring charges.

General and administrative expenses decreased $7.4 million to $74.1 million, or 5.9% of net sales, for the first two quarters of 2019 from $81.5 million, or 5.9% of net sales, for the first two quarters of 2018. The decrease in general and administrative expenses for the two quarters ended July 1, 2019 was primarily due to the decrease in acquisition-related costs of $8.6 million associated with the acquisition of Anaren on April 18, 2018 and a decrease in incentive compensation expense of $3.9 million partially offset by $6.4 million additional three and a half months of general and administrative expense incurred by Anaren (which occurred on April 18, 2018).

Other Income (Expense)

Other expense, net increased $2.0 million to $16.3 million for the second quarter of 2019 from $14.3 million for the second quarter of 2018. The increase in other expense, net for the quarter ended July 1, 2019 was primarily the result of lower foreign currency gains due to the depreciation of the Chinese Renminbi (RMB) in the second quarter of 2019 compared to the second quarter of 2018. We utilize the RMB at our China facilities for employee-related expenses, foreign currency denominated purchases, and other costs of running our operations in China.

Other expense, net increased $9.4 million to $38.5 million for the first two quarters of 2019 from $29.1 million for the first two quarters of 2018. The increase in other expense, net for the two quarters ended July 1, 2019 was primarily due to the increase in interest expense of $8.4 million mainly related to the $600.0 million incremental debt incurred in conjunction with the Anaren acquisition.

Income Taxes

The income tax benefit decreased by $63.7 million to $2.8 million of tax benefit for the second quarter of 2019 from $66.5 million of tax benefit for the second quarter of 2018. The income tax benefit decreased by $57.2 million to $4.3 million of tax benefit for the first two quarters of 2019 from $61.5 million of tax benefit for the first two quarters of 2018. The decrease in income tax benefit for the first two quarters of 2019 was primarily due to the absence of a $74.6 million release of a portion of the Company’s valuation allowance against its U.S. federal and state net deferred tax assets which occurred in the second quarter of 2018, partially offset by tax benefits resulting from the decreased income before income taxes for the two quarters ended July 1, 2019 and a reduction of discrete tax expense recorded for the first two quarters of 2019 compared to the amount recorded in the first two quarters of 2018.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax asset of approximately $15.9 million and $13.7 million as of July 1, 2019 and December 31, 2018, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of Convertible Senior Notes, Term Loan, Senior Notes, and Revolving Credit Facility. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, meet debt service requirements, fund working capital requirements, and pay down existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow provided by operating activities during the first two quarters of 2019 was $123.0 million as compared to $41.4 million in the same period in 2018. The increase in cash flow was primarily due to lower investment in working capital during the first two quarters of 2019. As of July 1, 2019, we had net working capital of approximately $565.7 million compared to $533.7 million as of December 31, 2018.

Net cash used in investing activities was approximately $63.2 million for the first two quarters of 2019, reflecting $69.1 million used for purchases of property, plant and equipment, less proceeds from the sale of property, plant and equipment and other assets of $5.9 million. Net cash used in investing activities was approximately $677.5 million for the first two quarters of 2018, reflecting $596.4 million used for acquisition of Anaren, net of debt assumed, and $81.1 million used for net purchases of property, plant and equipment.

Net cash used in financing activities was approximately $31.5 million for the first two quarters of 2019, reflecting repayment of long-term debt of $30.0 million and payment of debt issuance costs of $1.5 million. Net cash provided by financing activities was approximately $431.7 million for the first two quarters of 2018, primarily reflecting proceeds of $623.0 million from incremental term and revolving loan borrowings, less the repayment of assumed long-term debt in acquisition of $178.6 million, repayment of long-term debt of $3.7 million, and payment of debt issuance costs and original issue discount of $9.2 million associated with the incremental term loans.

As of July 1, 2019, we had cash and cash equivalents of approximately $284.5 million, of which approximately $204.8 million was held by our foreign subsidiaries, primarily in China.

Our 2019 net capital expenditures and asset acquisitions are expected to be in the range of $150.0 million to $170.0 million.

Long-term Debt and Letters of Credit

Term Loan Facility

On April 18, 2018, we closed our $600.0 million commitment of incremental loans concurrent with the completion of our acquisition of Anaren. At issuance, these incremental loans increased the existing balance of our Term Loan Facility due 2024 from $348.3 million to $948.3 million. The Term Loan Facility had an outstanding balance of $805.9 million as of July 1, 2019 and is included in long-term debt. The Term Loan Facility was issued at a weighted average discount of 99.7% and bears interest, at our option, at a floating rate of LIBOR plus an applicable interest margin of 2.5%, or an alternate base rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 1.5%. As of July 1, 2019, the interest rate on the outstanding borrowings under the Term Loan Facility was 4.89%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of our domestic assets and a pledge of 65% of voting stock of our first tier foreign subsidiaries and is structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

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

Borrowings under the Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments. As of July 1, 2019, we were in compliance with the covenants under the Term Loan Facility.

Senior Notes

The $375.0 million of Senior Notes, which is included in long-term debt, bears interest at a rate of 5.63% per annum. Interest is payable semiannually in arrears on April 1 and October 1 of each year beginning April 1, 2018. The Senior Notes will mature on October 1, 2025.

Borrowings under the Senior Notes are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. As of July 1, 2019, we were in compliance with the covenants under the Senior Notes.

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

Asset-Based Lending Agreements

During June 2019, we amended our ABL Revolving Loans. The U.S. ABL credit facility was amended to extend its maturity to June 2024, decrease the size of the facility to $150,000 and add a $100,000 incremental facility. The Asia ABL credit facility was amended to extend the maturity to June 2024 and add a $50,000 incremental facility.

The U.S. ABL consists of two tranches comprised of a revolving credit facility of up to $150.0 million and a letter of credit facility for up to $50.0 million, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 138 basis points or an alternate base rate (defined as the greater of the prime rate, the New York Fed bank rate plus 0.5% or LIBOR plus 1.0%) subject to a 1.0% floor, plus an applicable margin of 38 basis points, at our option. As of July 1, 2019, the interest rate on the outstanding borrowings under the U.S. ABL was 3.76%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 150 basis points for LIBOR-based loans and from 25 to 50 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on June 3, 2024. Loans made under the U.S. ABL are secured first by all of our domestic cash, receivables and certain inventories as well as by a second position against a significant amount of our domestic assets and a pledge of 65% of the voting stock of our first tier foreign subsidiaries and are structurally senior to our Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As of July 1, 2019, $40.0 million of the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150.0 million and a letter of credit facility for up to $100.0 million, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150.0 million or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. As of July 1, 2019, the interest rate on the outstanding borrowings under the Asia ABL was 3.79%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on June 4, 2024. Loans made under the Asia ABL are secured by a portion of our Asia Pacific cash and receivables and are structurally senior to our domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As of July 1, 2019, $30.0 million of the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

We have up to $50.0 million and $100.0 million Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of July 1, 2019, letters of credit in the amount of $15.3 million were outstanding under the U.S. ABL and $22.7 million were outstanding under the Asia ABL with various expiration dates through May 2020. Available borrowing capacity under the U.S. ABL and the Asia ABL was $94.7 million and $97.3 million, respectively, which considers letters of credit outstanding as of July 1, 2019.

We are required to pay a commitment fee of 0.25% per annum on any unused portion of the U.S. ABL and 0.28% per annum on any unused portion of the Asia ABL. We paid commitment fees of $0.2 million for the quarters ended July 1, 2019 and July 2, 2018. Additionally, we paid commitment fees of $0.5 million for the two quarters ended July 1, 2019 and July 2, 2018. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. As of July 1, 2019, we were in compliance with the covenants under the ABL Revolving Loans.

Other Credit Facility

Additionally, we are party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to us approximately $29.1 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver. In July 2019, the expiration of the Chinese Revolver was extended to July 2020. As of July 1, 2019, the Chinese Revolver had not been drawn upon.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next twelve months.

Contractual Obligations and Commitments

As of the date of this report, other than changes related to adoption of the new lease accounting standard as discussed in Note 1 to the consolidated condensed financial statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since December 31, 2018 as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Seasonality

Orders for our products generally correspond to the production schedules of our customers. We historically experience higher net sales in the third and fourth quarters due to end customer demand in the fourth quarter for consumer electronics products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales for that quarter. We attribute this decline to shutdowns of our customers’ and our own China based manufacturing facilities surrounding the Chinese New Year public holidays, which normally occur in January or February of each year.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of July 1, 2019, the fair value of the interest rate swap was recorded as a liability and as a component of other long-term liabilities in the amount of $12.7 million. No ineffectiveness was recognized for the quarter and two quarters ended July 1, 2019. During the quarter and two quarters ended July 1, 2019, the interest rate swap increased interest expense by $0.4 million and $0.7 million, respectively.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of July 1, 2019, approximately 68.3% of our total debt was based on fixed rates. Based on our borrowings as of July 1, 2019, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.8 million.

Foreign currency risks

In the normal course of business, we are exposed to risks associated with fluctuations in foreign currency exchange rates associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency, however, two of our China facilities utilize the Renminbi (RMB), which results in recognition of translation adjustments included as a component of other comprehensive loss. Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. Except for certain equipment purchases, we do not engage in hedging to manage foreign currency risk. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of July 1, 2019 and December 31, 2018 was approximately $1.6 million and $4.3 million, respectively. We had designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts as of July 1, 2019 and      December 31, 2018:

	As of July 1, 2019		As of December 31, 2018
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands)
Receive foreign currency/pay USD
Japanese Yen	$1,608	0.01	$4,313	0.01

Estimated fair value, net asset / (liability)	$40		$(139)

Debt Instruments

The table below presents information about certain of our debt instruments as of July 1, 2019 and December 31, 2018:

	As of July 1, 2019
	Remaining 2019	2020	2021	2022	2023	Thereafter (1)	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$—	$—	$—	$875,879	$875,879	$868,828	4.80%
US$ Fixed Rate	—	249,975	—	—	—	375,000	624,975	662,845	4.08%
Total	$—	$249,975	$—	$—	$—	$1,250,879	$1,500,854	$1,531,673

	As of December 31, 2018
	2019	2020	2021	2022	2023	Thereafter (1)	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$30,000	$70,000	$—	$—	$—	$805,879	$905,879	$852,592	4.92%
US$ Fixed Rate	—	249,985	—	—	—	375,000	624,985	641,738	4.08%
Total	$30,000	$319,985	$—	$—	$—	$1,180,879	$1,530,864	$1,494,330

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps as of July 1, 2019:

	2019	Fair Market Value
	(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(5,741)
Average interest received rate	2.49%
Interest received amount	5,035
Fair value loss as of July 1, 2019		$(12,693)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of July 1, 2019, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

We continue to expand our implementation of an enterprise resource planning (ERP) system on a worldwide basis, which is expected to improve the efficiency of the financial reporting and related transaction processes. We have completed the implementation with respect to the next phase and as a result, we made changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting, including the implementation of additional controls. We continue to roll out the ERP system to our remaining locations.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 1, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the quarter ended July 1, 2019, we generated approximately 59.2% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

•	managing international operations;
•	imposition of governmental controls;
•	unstable regulatory environments;
•	compliance with employment laws;
•	implementation of disclosure controls, internal controls, financial reporting systems, and governance standards to comply with U.S. accounting and securities laws and regulations;
•	limitations on imports or exports of our product offerings;
•	fluctuations in the value of local currencies;
•	inflation or changes in political and economic conditions;
•	labor unrest, rising wages, difficulties in staffing, and geographical labor shortages;
•	government or political unrest;
•	longer payment cycles;
•	language and communication barriers, as well as time zone differences;
•	cultural differences;
•	increases in duties and taxation levied on our products;
•	other potentially adverse tax consequences;
•	imposition of restrictions on currency conversion or the transfer of funds;
•	travel restrictions;
•	expropriation of private enterprises;
•	the potential reversal of current favorable policies encouraging foreign investment and trade;
•	the potential for strained trade relationships between the United States and its trading partners, including trade tariffs which could create competitive pricing risk; and
•	government imposed sanction laws and regulations.

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

We have substantial debt and, as a result, we have significant debt service obligations. We maintain $250.0 million of Convertible Senior Notes due 2020 at an interest rate of 1.75%, a $805.9 million Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, $375.0 million of Senior Notes due 2025 (Senior Notes) at an interest rate of 5.63%, $40.0 million outstanding under a $150.0 million U.S. Asset-Based Lending Credit Agreement (U.S ABL), and $30.0 million outstanding under a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

We have a significant amount of goodwill and other intangible assets on our consolidated condensed balance sheet. If our goodwill or other intangible assets become impaired in the future, we would be required to record a non-cash charge to earnings, which may be material and would also reduce our stockholders’ equity.

As of July 1, 2019, our consolidated condensed balance sheet included $1,112.5 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 36% and 38% of our net sales for the quarters ended July 1, 2019 and July 2, 2018, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 30% and 27% of our net sales for the quarters ended July 1, 2019 and July 2, 2018, respectively, and one customer represented approximately 10% of our net sales for the quarter ended July 1, 2019. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended July 1, 2019, aerospace and defense sales accounted for approximately 28% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

The domestic and international threat of terrorist activity, emerging nuclear states, and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. Although a two-year budget agreement has recently been approved by the U.S. government and the budget agreement includes sustained spending on defense programs, the termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, financial condition, and results of operations.

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

For illustrative purposes and assuming all loans under the Term Loan Facility, the U.S. ABL and the Asia ABL were fully drawn, each quarter point change in interest rates would result in a $1.8 million change in annual interest expense on our indebtedness under the Term Loan Facility, the U.S. ABL and the Asia ABL, after giving effect to our interest rate swap.

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

Sales to EMS companies represented approximately 36% and 38% of our net sales for the quarters ended July 1, 2019 and July 2, 2018, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

We operate on a global basis and are subject to anti-corruption, anti-bribery, and anti-kickback laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (FCPA). The FCPA and similar anti-corruption, anti-bribery, and anti-kickback laws in other jurisdictions generally prohibit companies and their intermediaries and agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery, and anti-kickback laws may conflict with local customs and practices. We also, from time to time, undertake business ventures with state-owned companies or enterprises.

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

Our global business operations also must be conducted in compliance with applicable economic sanctions laws and regulations, such as laws administered by the U.S. Department of the Treasury’s Office of Foreign Asset Control, the U.S. State Department, and the U.S. Department of Commerce. We must comply with all applicable economic sanctions laws and regulations of the United States and other countries. Imposition of economic sanction laws and regulations on a company or country could impact our revenue levels. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges, or loss of authorizations needed to conduct aspects of our international business.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and neighboring countries. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflict minerals report on Form SD with the SEC for the past five years, most recently on May 24, 2019. Compliance with these rules results in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our PCBs, as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

Item 6. Exhibits

Exhibit Number	Exhibits

3.1	Registrant’s Certificate of Incorporation, as amended May 12, 2016 (1)
3.2	Registrant’s Fourth Amended and Restated Bylaws, as amended March 2, 2016 (2)
10.1

Amended and Restated Facility Agreement, dated as of June 4, 2019, by and among TTM Technologies Enterprises (HK) Limited, TTM Technologies China Limited and TTM Technologies Trading (Asia) Company Limited as borrowers, TTM Technologies (Asia Pacific) Limited and other parties as guarantors, The Hongkong and Shanghai Banking Corporation Limited and Barclays Bank PLC as original lenders, The Hongkong and Shanghai Banking Corporation Limited as arranger, facility agent, security trustee and issuing bank (3)

10.2

Second Amendment, dated as of June 3, 2019, to the ABL Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents thereto (3)

10.3*

Chinese Revolver, dated as of July 18, 2019, by and among Shanghai Kaiser Electronics Co., Ltd. and Shanghai Meadville Electronics Co., Ltd., wholly-owned subsidiaries of TTM Technologies, Inc., as borrowers and the Agricultural Bank of China as lender

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 6, 2011 and to the Registrant’s Form 8-K as filed with the Commission on May 18, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on March 8, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 6, 2019.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: August 7, 2019	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: August 7, 2019	Todd B. Schull
Executive Vice President and Chief Financial Officer