Form 10-Q
period 2019-09-30
TTM TECHNOLOGIES INC
filed 2019-11-07
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at November 1, 2019: 105,493,763

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of	As of
	September 30,	December 31,
	2019	2018
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$316,589	$256,360
Accounts receivable, net	529,942	523,165
Contract assets	268,542	287,741
Inventories	126,324	109,377
Prepaid expenses and other current assets	36,438	30,271
Total current assets	1,277,835	1,206,914
Property, plant and equipment, net	1,027,868	1,052,024
Operating lease right-of-use assets	23,670	—
Goodwill	767,045	767,045
Definite-lived intangibles, net	334,116	375,923
Deposits and other non-current assets	67,824	55,597
	$3,498,358	$3,457,503
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$—	$30,000
Accounts payable	470,233	431,288
Contract liabilities	2,747	3,220
Accrued salaries, wages and benefits	82,576	94,950
Other	111,117	113,756
Total current liabilities	666,673	673,214
Long-term debt, net of discount and issuance costs	1,472,578	1,462,425
Operating lease liabilities	16,727	—
Other long-term liabilities	95,027	94,777
Total long-term liabilities	1,584,332	1,557,202
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 105,493 and 103,687 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	105	104
Additional paid-in capital	810,083	797,895
Retained earnings	449,050	433,008
Accumulated other comprehensive loss	(11,885)	(3,920)
Total stockholders’ equity	1,247,353	1,227,087
	$3,498,358	$3,457,503

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended September 30, 2019 and October 1, 2018

	Quarter Ended		Three Quarters Ended
	September 30,	October 1,	September 30,	October 1,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands, except per share data)
Net sales	$716,817	$755,837	$1,970,055	$2,136,306
Cost of goods sold	612,983	626,253	1,692,921	1,801,904
Gross profit	103,834	129,584	277,134	334,402
Operating expenses:
Selling and marketing	18,400	18,533	55,168	54,780
General and administrative	38,898	39,892	113,003	121,378
Amortization of definite-lived intangibles	10,175	16,609	38,268	41,959
Total operating expenses	67,473	75,034	206,439	218,117
Operating income	36,361	54,550	70,695	116,285
Other income (expense):
Interest expense	(20,568)	(22,225)	(63,127)	(56,425)
Other, net	8,126	2,213	12,217	7,284
Total other expense, net	(12,442)	(20,012)	(50,910)	(49,141)
Income before income taxes	23,919	34,538	19,785	67,144
Income tax (provision) benefit	(8,049)	(7,537)	(3,743)	53,958
Net income	$15,870	$27,001	$16,042	$121,102

Earnings per share:
Basic earnings per share	$0.15	$0.26	$0.15	$1.17
Diluted earnings per share	$0.14	$0.22	$0.15	$0.98

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Three Quarters Ended September 30, 2019 and October 1, 2018

	Quarter Ended		Three Quarters Ended
	September 30,	October 1,	September 30,	October 1,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands)
Net income	$15,870	$27,001	$16,042	$121,102
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(954)	(1,248)	(925)	(2,327)
Pension obligation adjustments, net	(23)	—	(4)	—
Net unrealized (losses) gains on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the period, net	(1,833)	1,641	(8,164)	(104)
Loss realized in the statement of operations	554	764	1,128	1,147
Net	(1,279)	2,405	(7,036)	1,043
Other comprehensive (loss) income, net of tax	(2,256)	1,157	(7,965)	(1,284)
Comprehensive income, net of tax	$13,614	$28,158	$8,077	$119,818

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Quarters Ended September 30, 2019

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 31, 2018	103,687	$104	$797,895	$433,008	$(3,920)	$1,227,087
Net loss	—	—	—	(3,252)	—	(3,252)
Other comprehensive loss	—	—	—	—	(901)	(901)
Redemption of convertible notes, net	—	—	(1)	—	—	(1)
Issuance of common stock for performance-based restricted stock units	694	—	—	—	—	—
Issuance of common stock for restricted stock units	1,040	1	(1)	—	—	—
Stock-based compensation	—	—	3,926	—	—	3,926
Balance, April 1, 2019	105,421	$105	$801,819	$429,756	$(4,821)	$1,226,859
Net income	—	—	—	3,424	—	3,424
Other comprehensive loss	—	—	—	—	(4,808)	(4,808)
Issuance of common stock for restricted stock units	70	—	—	—	—	—
Stock-based compensation	—	—	3,602	—	—	3,602
Balance, July 1, 2019	105,491	$105	$805,421	$433,180	$(9,629)	$1,229,077
Net income	—	—	—	15,870	—	15,870
Other comprehensive loss	—	—	—	—	(2,256)	(2,256)
Issuance of common stock for restricted stock units	2	—	—	—	—	—
Stock-based compensation	—	—	4,662	—	—	4,662
Balance, September 30, 2019	105,493	$105	$810,083	$449,050	$(11,885)	$1,247,353

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Quarters Ended October 1, 2018

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
	(Unaudited)
	(In thousands)
Balance, January 1, 2018	101,820	$102	$777,025	$230,850	$3,403	$1,011,380
New revenue standard adjustment	—	—	—	28,574	—	28,574
Net income	—	—	—	10,097	—	10,097
Other comprehensive income	—	—	—	—	657	657
Issuance of common stock for performance-based restricted stock units	521	—	—	—	—	—
Issuance of common stock for restricted stock units	1,104	1	(1)	—	—	—
Stock-based compensation	—	—	3,622	—	—	3,622
Balance, April 2, 2018	103,445	$103	$780,646	$269,521	$4,060	$1,054,330
Net income	—	—	—	84,004	—	84,004
Other comprehensive loss	—	—	—	—	(3,098)	(3,098)
Exercise of stock options	20	—	190	—	—	190
Issuance of common stock for restricted stock units	209	1	(1)	—	—	—
Stock-based compensation	—	—	5,867	—	—	5,867
Balance, July 2, 2018	103,674	$104	$786,702	$353,525	$962	$1,141,293
Net income	—	—	—	27,001	—	27,001
Other comprehensive income	—	—	—	—	1,157	1,157
Issuance of common stock for restricted stock units	3	—	—	—	—	—
Stock-based compensation	—	—	5,461	—	—	5,461
Balance, October 1, 2018	103,677	$104	$792,163	$380,526	$2,119	$1,174,912

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended September 30, 2019 and October 1, 2018

	Three Quarters Ended
	September 30,	October 1,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$16,042	$121,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	124,556	121,165
Amortization of definite-lived intangible assets	41,807	44,124
Amortization of debt discount and issuance costs	10,764	10,326
Deferred income taxes	(2,453)	(64,516)
Stock-based compensation	12,190	14,948
Other	(2,592)	666
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(6,777)	(44,685)
Contract assets	19,199	(12,597)
Inventories	(16,947)	5,399
Prepaid expenses and other current assets	(6,049)	(2,453)
Accounts payable	21,435	(25,598)
Contract liabilities	(473)	(2,753)
Accrued salaries, wages and benefits and other current liabilities	(28,913)	(43,758)
Net cash provided by operating activities	181,789	121,370
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(596,396)
Purchase of property, plant and equipment and other assets	(95,372)	(116,387)
Proceeds from sale of property, plant and equipment and other assets	6,382	262
Net cash used in investing activities	(88,990)	(712,521)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	600,000
Repayment of long-term debt borrowing	(30,000)	(44,378)
Repayment of assumed long-term debt in acquisition	—	(178,604)
Proceeds from borrowings of revolving loan	—	23,000
Payment of debt issuance costs	(1,639)	(7,653)
Payment of original issue discount	—	(1,500)
Proceeds from exercise of stock options	—	192
Redemption of convertible notes	(10)	—
Net cash (used in) provided by financing activities	(31,649)	391,057
Effect of foreign currency exchange rates on cash and cash equivalents	(921)	(1,280)
Net increase (decrease) in cash and cash equivalents	60,229	(201,374)
Cash and cash equivalents at beginning of period	256,360	409,326
Cash and cash equivalents at end of period	$316,589	$207,952

Supplemental cash flow information:
Cash paid, net for interest	$58,319	$52,074
Cash paid, net for income taxes	12,367	23,628
Noncash transactions:
Property, plant and equipment recorded in accounts payable	$66,681	$49,386

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

The Company adopted the new lease standard as of January 1, 2019 and utilized the retrospective cumulative effect adjustment transition method with a cumulative effect adjustment being recorded as of the adoption date. Therefore, comparative information has not been adjusted and continues to be reported under previous U.S. GAAP guidance for the consolidated condensed balance sheet as of December 31, 2018 and the consolidated condensed statement of operations for the quarter and three quarters ended October 1, 2018. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The Company elected certain available practical expedients including the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected an accounting policy to not record ROU assets and lease liabilities for leases with an initial term of twelve months or less on its consolidated condensed balance sheet.

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

The adoption of the new accounting guidance did not have a material impact to the consolidated condensed statement of operations for the quarter and three quarters ended September 30, 2019, or the consolidated condensed statement of cash flows for the three quarters ended September 30, 2019. See Note 3 for further details.

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

Recently Issued Accounting Standards Not Yet Adopted

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. Apart from the amendments to ASU 2016-13 as mentioned below, the ASU also included subsequent amendments to ASU 2016-01, which we adopted on January 2, 2018. The guidance in relation to the amendments to ASU 2016-01 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated condensed financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Instruments, which clarifies the accounting for transfers between classifications of debt securities and clarifies that entities should include expected recoveries on financial assets in the calculation of the current expected credit loss allowance. In addition, renewal options that are not unconditionally cancelable should be considered in the determination of expected credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which amends ASU 2016-13 to allow companies, upon adoption, to elect the fair value option on financial instruments that were previously recorded at amortized cost if they meet certain criteria. All of these ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated condensed financial statements and related disclosures.

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

The components of lease expense were as follows:

	Quarter Ended September 30, 2019	Three Quarters Ended September 30, 2019
	(In thousands)
Operating lease cost	$2,362	$6,886
Variable lease cost	4,675	6,677
Short-term lease cost	369	750

Supplemental cash flow information related to leases was as follows:

Three Quarters Ended September 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,495
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	13,023

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Supplemental balance sheet information related to leases was as follows:

As of September 30, 2019
(In thousands)
Operating lease right-of-use assets	$23,670
Other current liabilities	7,164
Operating lease liabilities	16,727
Total operating lease liabilities	$23,891

Weighted average remaining lease term	4.5 years
Weighted average discount rate	3.96%

Maturities of operating lease liabilities were as follows (1):

(In thousands)
Less than one year	$7,913
1 - 2 years	6,640
2 - 3 years	3,987
3 - 4 years	2,361
4 - 5 years	1,855
Thereafter	3,417
Total lease payments	26,173
Less imputed interest	(2,282)
Total	$23,891

(1)	Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.

Operating Leases Pre-Topic 842 Adoption

The following is a schedule of future minimum lease payments as of December 31, 2018:

Operating Leases
(In thousands)
2019	$7,282
2020	4,701
2021	3,406
2022	2,408
2023	2,172
Thereafter	4,172
Total minimum lease payments	$24,141

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(4) Revenues

As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $9,024. The Company expects to recognize revenue on approximately 100% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months. The remaining performance obligations for the Company’s short-term contracts are expected to be recognized within one year.

Revenue from products and services transferred to customers over time and at a point in time accounted for 98% and 2%, respectively, of the Company’s revenue for the quarter ended September 30, 2019, and 97% and 3%, respectively, of the Company’s revenue for the three quarters ended September 30, 2019.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended September 30, 2019			Quarter Ended October 1, 2018
	PCB	E-M Solutions	Total	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$171,903	$1	$171,904	$160,067	$122	$160,189
Automotive	78,393	39,559	117,952	96,329	19,628	115,957
Cellular Phone	136,184	—	136,184	125,442	—	125,442
Computing/Storage/Peripherals	84,429	72	84,501	107,796	253	108,049
Medical/Industrial/Instrumentation	89,395	5,775	95,170	93,248	10,457	103,705
Networking/Communications	72,045	22,746	94,791	97,926	28,986	126,912
Other	16,755	(440)	16,315	15,548	35	15,583
Total	$649,104	$67,713	$716,817	$696,356	$59,481	$755,837

	Three Quarters Ended September 30, 2019			Three Quarters Ended October 1, 2018
	PCB	E-M Solutions	Total	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$512,272	$367	$512,639	$445,694	$666	$446,360
Automotive	243,254	83,317	326,571	323,228	64,792	388,020
Cellular Phone	219,362	—	219,362	285,695	—	285,695
Computing/Storage/Peripherals	260,448	261	260,709	305,971	1,126	307,097
Medical/Industrial/Instrumentation	264,536	23,583	288,119	283,586	27,836	311,422
Networking/Communications	240,045	72,011	312,056	279,216	73,061	352,277
Other	51,130	(531)	50,599	44,442	993	45,435
Total	$1,791,047	$179,008	$1,970,055	$1,967,832	$168,474	$2,136,306

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of	As of
	September 30, 2019	December 31, 2018
	(In thousands)
Inventories:
Raw materials	$108,308	$97,600
Work-in-process	11,260	10,299
Finished goods	6,756	1,478
	$126,324	$109,377
Property, plant and equipment, net:
Land and land use rights	$74,850	$75,431
Buildings and improvements	538,977	534,122
Machinery and equipment	1,418,271	1,357,035
Construction-in-progress, furniture and fixtures and other	64,481	42,713
	2,096,579	2,009,301
Less: Accumulated depreciation	(1,068,711)	(957,277)
	$1,027,868	$1,052,024

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(6) Goodwill

As of September 30, 2019 and December 31, 2018, goodwill was as follows:

Total
(In thousands)
Balance as of September 30, 2019 and December 31, 2018
Goodwill	$938,445
Accumulated impairment losses	(171,400)
$767,045

All goodwill relates to the Company’s PCB reportable segment.

The Company evaluates its goodwill on an annual basis during its fourth fiscal quarter and at other times when events or changes in circumstances — such as significant adverse changes in the business climate or operating results or changes in management strategy, coupled with a decline in the market price of its stock and market capitalization — indicate that there may be a potential impairment. During the third fiscal quarter, the Company’s Communications and Computing and Automotive and Medical/Industrial/Instrumentation reporting units had lower than anticipated results and continued declines in sales. The Company considered these factors to be indicators of potential impairment requiring the Company to test the related goodwill for impairment of $39,300 for Communications and Computing reporting unit and $185,500 for Automotive and Medical/Industrial/Instrumentation reporting unit. As of September 30, 2019, the Company completed a quantitative goodwill impairment analysis related to its Communications and Computing and Automotive and Medical/Industrial/Instrumentation reporting units by comparing the fair value of the reporting unit with its carrying amount. The Company determined the fair value of the reporting units by using discounted cash flow (DCF) and market analyses. Under the market approach, the Company used revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting units.

Fair value is typically estimated using a DCF analysis which requires the Company to estimate the future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated future operating conditions. The Company estimates cash flows for a reporting unit over a discrete period and a terminal period (considering expected long-term growth rates and trends).

Based on its analysis, the Company estimates that the fair value of the Communications and Computing and Automotive and Medical/Industrial/Instrumentation reporting units exceeded its respective carrying value by 19% and 8%, respectively. If the Company’s future cash flow projections and other fair value assumptions for its reporting unit change, the Company may be subject to potential impairment in subsequent quarters. Estimating the fair value of the reporting unit requires the Company to make assumptions and estimates in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value of the reporting unit.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(7) Definite-lived Intangibles

As of September 30, 2019 and December 31, 2018, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
September 30, 2019
Customer relationships	$415,000	$(113,499)	$301,501	10.7
Technology	39,500	(6,885)	32,615	9.4
	$454,500	$(120,384)	$334,116
December 31, 2018
Customer relationships	$203,634	$(123,522)	$80,112	8.1
Technology	3,000	(3,000)	—	3.0
Acquired intangibles from acquisition
Customer relationships	267,500	(15,561)	251,939	12.2
Developed technology	39,500	(3,345)	36,155	9.4
Backlog	29,000	(21,283)	7,717	0.9
	$542,634	$(166,711)	$375,923

Definite-lived intangibles are generally amortized using the straight-line method of amortization over the estimated useful life, with the exception of certain customer relationship intangibles, which are amortized using an accelerated method of amortization based on estimated cash flows. Amortization expense was $11,355 and $18,774 for the quarters ended September 30, 2019 and October 1, 2018, respectively, and $41,807 and $44,124 for the three quarters ended September 30, 2019 and October 1, 2018, respectively. For the quarter and three quarters ended September 30, 2019, $1,180 and $3,539, respectively, of amortization expense is included in cost of goods sold. For both the quarter and three quarters ended October 1, 2018, $2,165 of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2019	$11,354
2020	45,419
2021	42,108
2022	39,002
2023	36,290
Thereafter	159,943
$334,116

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of September 30, 2019 and December 31, 2018:

	Interest Rate as of September 30, 2019	Principal Outstanding as of September 30, 2019	Interest Rate as of December 31, 2018	Principal Outstanding as of December 31, 2018
	(In thousands, except interest rates)
Term Loan due September 2024	4.52%	$805,879	5.00%	$835,879
Senior Notes due October 2025	5.63	375,000	5.63	375,000
Convertible Senior Notes due December 2020	1.75	249,975	1.75	249,985
U.S. ABL Revolving Loan due June 2024	3.27	40,000	4.00	40,000
Asia ABL Revolving Loan due June 2024	3.42	30,000	3.90	30,000
		1,500,854		1,530,864
Less: Long-term debt unamortized discount		(14,536)		(22,167)
Long-term debt unamortized debt issuance costs		(13,740)		(16,272)
		1,472,578		1,492,425
Less: current maturities		—		(30,000)
Long-term debt, less current maturities		$1,472,578		$1,462,425

 Term Loan Facility

On April 18, 2018, the Company closed its $600,000 commitment of incremental loans concurrent with the completion of its acquisition of Anaren. At issuance, these incremental loans increased the Company’s existing balance of its Term Loan Facility due 2024 from $348,250 to $948,250. The Term Loan Facility had an outstanding balance of $805,879 as of September 30, 2019 and is included in long-term debt. The Term Loan Facility was issued at a weighted average discount of 99.7% and bears interest, at the Company’s option, at a floating rate of LIBOR plus an applicable interest margin of 2.5%, or an alternate base rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 1.5%. As of September 30, 2019, the interest rate on the outstanding borrowings under the Term Loan Facility was 4.52%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of the domestic assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

As of September 30, 2019 and December 31, 2018, the following summarizes the equity components of the Convertible Senior Notes included in additional paid-in capital:

	As of September 30, 2019			As of December 31, 2018
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(In thousands)
Convertible Senior Notes due 2020	$60,213	$(1,916)	$58,297	$60,216	$(1,916)	$58,300

The components of interest expense resulting from the Convertible Senior Notes for the quarter and three quarters ended September 30, 2019 and October 1, 2018 were as follows:

	Quarter Ended		Three Quarters Ended
	September 30,	October 1,	September 30,	October 1,
	2019	2018	2019	2018
	(In thousands)
Contractual coupon interest	$1,094	$1,094	$3,281	$3,281
Amortization of debt discount	$2,457	$2,303	$7,254	$6,800
Amortization of debt issuance costs	$246	$231	$727	$682

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

The U.S. ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $50,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 125 basis points or an alternate base rate (defined as the greater of the prime rate, the New York Fed bank rate plus 0.5% or LIBOR plus 1.0%) subject to a 1.0% floor, plus an applicable margin of 25 basis points, at the Company’s option. As of September 30, 2019, the interest rate on the outstanding borrowings under the U.S. ABL was 3.27%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 150 basis points for LIBOR-based loans and from 25 to 50 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on June 3, 2024. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and certain inventories as well as by a second position against a significant amount of the domestic assets of the Company and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As of September 30, 2019, $40,000 under the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. As of September 30, 2019, the interest rate on the outstanding borrowings under the Asia ABL was 3.42%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on June 4, 2024. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As of September 30, 2019, $30,000 under the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of September 30, 2019, letters of credit in the amount of $13,640 were outstanding under the U.S. ABL and $24,522 were outstanding under the Asia ABL with various expiration dates through May 2020. Available borrowing capacity under the U.S. ABL and the Asia ABL was $96,360 and $95,478, respectively, which considers letters of credit outstanding as of September 30, 2019.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company is required to pay a commitment fee of 0.25% per annum on any unused portion of the U.S. ABL and 0.28% per annum on any unused portion of the Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $144 and $251 for the quarters ended September 30, 2019 and October 1, 2018, respectively, and $594 and $739 for the three quarters ended September 30, 2019 and October 1, 2018, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $28,078 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver. In July 2019, the expiration of the Chinese Revolver was extended to July 2020. As of September 30, 2019, the Chinese Revolver had not been drawn upon.

Debt Issuance and Debt Discount

As of September 30, 2019 and December 31, 2018, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes and Convertible Senior Notes were as follows:

	As of September 30, 2019			As of December 31, 2018
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Term Loan due September 2024	$6,986	$2,113	4.66%	$8,229	$2,489	4.66%
Senior Notes due October 2025	5,509	—	5.92	6,071	—	5.92
Convertible Senior Notes	1,245	12,423	6.48	1,972	19,678	6.48
	$13,740	$14,536		$16,272	$22,167

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $2,654 and $1,420 as of September 30, 2019 and December 31, 2018, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of September 30, 2019, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 3.5 years.

(9) Income Taxes

The Company’s effective tax rate is impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items.

During the quarter and three quarters ended September 30, 2019, the Company’s effective tax rate was impacted by a net discrete expense of $1,222 and a net discrete benefit of $2,067, respectively. This is related to accrued interest expense on existing uncertain tax positions and return to provision expense incurred in the current quarter which is offset by the release of uncertain tax positions due to the expiration of the statute of limitations in foreign jurisdictions as reported in the prior quarter. Additionally, no tax benefit was recorded on the losses incurred in certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions.

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

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of September 30, 2019, the fair value of the interest rate swap was recorded as a liability in the amount of $14,013 and included as a component of other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax. No ineffectiveness was recognized for the quarter and three quarters ended September 30, 2019 and October 1, 2018. The interest rate swap increased interest expense by $602 and $752 for the quarters ended September 30, 2019 and October 1, 2018, respectively, and $1,308 and $1,055 for the three quarters ended September 30, 2019 and October 1, 2018, respectively.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of September 30, 2019 and December 31, 2018 was approximately $2,518 and $4,313, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset / (Liability) Fair Value
	Balance Sheet Location	September 30, 2019	December 31, 2018
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other long-term liabilities	$(14,013)	$(4,735)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	28	—
Foreign exchange contracts	Other current liabilities	(3)	(139)

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarter and three quarters ended September 30, 2019 and October 1, 2018:

		Quarter Ended September 30, 2019		Quarter Ended October 1, 2018
	Financial Statement Caption	Gain (Loss) Recognized in Other Comprehensive Income	Loss Reclassified into Income	Gain Recognized in Other Comprehensive Income	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(1,923)	$(602)	$1,641	$(752)
Foreign currency forward	Depreciation expense	1	(39)	—	(12)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

		Three Quarters September 30, 2019		Three Quarters October 1, 2018
	Financial Statement Caption	Loss Recognized in Other Comprehensive Income	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Income	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(10,586)	$(1,308)	$(78)	$(1,055)
Foreign currency forward	Depreciation expense	(4)	(117)	(26)	(92)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the three quarters ended September 30, 2019 and October 1, 2018:

	Three Quarters Ended
	September 30,	October 1,
	2019	2018
	(In thousands)
Beginning balance, net of tax	$(4,214)	$(742)
Changes in fair value loss, net of tax	(8,164)	(104)
Reclassification to earnings	1,128	1,147
Ending balance, net of tax	$(11,250)	$301

Based on the current yield curve, the Company expects that losses of approximately $3,702 of the accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, during the next twelve months.

The net gain (loss) recognized in other, net in the consolidated condensed statements of operations on derivative instruments not designated as hedges is as follows:

	Quarter Ended		Three Quarters Ended
	September 30,	October 1,	September 30,	October 1,
	2019	2018	2019	2018
	(In thousands)
Derivative instruments not designated as hedges:
Foreign exchange contracts	$(16)	$(197)	$33	$(94)

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of September 30, 2019 and December 31, 2018:

	Foreign Currency Translation	Pension Obligation	Gains / (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of December 31, 2018	$1,578	$(1,284)	$(4,214)	$(3,920)
Other comprehensive loss before reclassifications	(925)	(4)	(8,164)	(9,093)
Amounts reclassified from accumulated other comprehensive income	—	—	1,128	1,128
Other comprehensive loss	(925)	(4)	(7,036)	(7,965)
Ending balance as of September 30, 2019	$653	$(1,288)	$(11,250)	$(11,885)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

For the quarters ended September 30, 2019 and October 1, 2018, one customer accounted for approximately 20% of the Company’s net sales. For the three quarters ended September 30, 2019 and October 1, 2018, one customer accounted for approximately 13% and 15%, respectively, of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarter and three quarters ended September 30, 2019 and October 1, 2018.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 were as follows:

	As of		As of
	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative liabilities, current	$—	$—	$139	$139
Derivative liabilities, non-current	14,013	14,013	4,735	4,735
Term Loan due September 2024	796,780	806,887	825,161	782,592
Senior Notes due October 2025	369,491	377,809	368,929	350,880
Convertible Senior Notes	236,307	332,742	228,335	290,858
ABL Revolving Loans	70,000	70,000	70,000	70,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of September 30, 2019 and December 31, 2018, which are considered Level 2 inputs.

The fair value of the Convertible Senior Notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 2 inputs.

As of September 30, 2019 and December 31, 2018, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of September 30, 2019 consisted of $65,888 held in the U.S., with the remaining $250,701 held by foreign subsidiaries.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of September 30, 2019 and December 31, 2018. However, these amounts are not material to the consolidated condensed financial statements of the Company.

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and three quarters ended September 30, 2019 and October 1, 2018:

	Quarter Ended		Three Quarters Ended
	September 30, 2019	October 1, 2018	September 30, 2019	October 1, 2018
	(In thousands, except per share amounts)
Basic earnings:
Basic earnings	$15,870	$27,001	$16,042	$121,102
Diluted earnings:
Net income	$15,870	$27,001	$16,042	$121,102
Interest expense from Convertible Senior Notes, net of tax	2,836	3,628	—	10,763
Diluted earnings	$18,706	$30,629	$16,042	$131,865

Basic weighted average shares	105,492	103,676	105,092	103,246
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	982	1,595	973	1,600
Dilutive effect of outstanding warrants	—	5,226	—	4,086
Dilutive effect of assumed conversion of Convertible Senior Notes outstanding	25,938	25,938	—	25,939
Diluted shares	132,412	136,435	106,065	134,871
Earnings per share:
Basic	$0.15	$0.26	$0.15	$1.17
Diluted	$0.14	$0.22	$0.15	$0.98

Performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options to purchase 407 and 30 shares of common stock for the quarters ended September 30, 2019 and October 1, 2018, respectively, and 862 and 335 shares of common stock for the three quarters ended September 30, 2019 and October 1, 2018, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for PRUs, RSUs, or stock options was greater than the average market price of common shares during the applicable quarter and three quarters and, as a result, the impact would be anti-dilutive.

Outstanding warrants for the quarter and three quarters ended September 30, 2019, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarter, and therefore, the effect would be anti-dilutive.

For the three quarters ended September 30, 2019, the effect of shares of common stock related to the Company’s Convertible Senior Notes, based on the if-converted method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	September 30,	October 1,	September 30,	October 1,
	2019	2018	2019	2018
	(In thousands)
Cost of goods sold	$941	$774	$2,216	$2,132
Selling and marketing	593	520	1,455	1,439
General and administrative	3,128	4,165	8,519	11,377
Stock-based compensation expense recognized	$4,662	$5,459	$12,190	$14,948

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. As of September 30, 2019, management determined that vesting of the PRU awards was probable. PRUs activity for the three quarters ended September 30, 2019 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding shares as of December 31, 2018	255	$18.75
Granted	293	10.17
Change in units due to annual performance achievement	(73)	10.15
Forfeited / cancelled	(6)	15.18
Outstanding shares as of September 30, 2019	469	$14.78

Restricted Stock Units

The Company granted 50 and 5 RSUs during the quarters ended September 30, 2019 and October 1, 2018, respectively, and 1,649 and 1,028 RSUs during the three quarters ended September 30, 2019 and October 1, 2018, respectively. The RSUs granted have a weighted-average fair value per unit of $10.74 and $17.57 for the quarters ended September 30, 2019 and October 1, 2018, respectively, and $10.06 and $15.45 for the three quarters ended September 30, 2019 and October 1, 2018, respectively. The fair value for RSUs granted is based on the closing share price of the Company’s common stock on the date of grant.

Stock Options

The Company did not grant stock option awards during the quarter and three quarters ended September 30, 2019, or during the quarter ended October 1, 2018. During the three quarters ended October 1, 2018, the Company granted 20 stock option awards to a newly appointed member of the board which were estimated to have a fair value per share of $8.92. The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the three quarters ended October 1, 2018, the fair value was determined using 3% as the risk-free interest rate, 43% as the expected volatility, 8.5 years as the expected term and no dividend yield.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of September 30, 2019:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$23,494	1.5
PRU awards	2,252	1.2
Stock options	271	1.8
	$26,017

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

	Quarter Ended		Three Quarters Ended
	September 30, 2019	October 1, 2018	September 30, 2019	October 1, 2018
	(In thousands)
Net Sales:
PCB	$649,104	$696,356	$1,791,047	$1,967,832
E-M Solutions	67,713	59,481	179,008	168,474
Total net sales	$716,817	$755,837	$1,970,055	$2,136,306
Operating Segment Income:
PCB	$73,230	$98,039	$182,761	$242,467
E-M Solutions	3,236	2,205	5,278	4,741
Corporate	(28,750)	(26,920)	(75,537)	(86,799)
Total operating segment income	47,716	73,324	112,502	160,409
Amortization of definite-lived intangibles (1)	(11,355)	(18,774)	(41,807)	(44,124)
Total operating income	36,361	54,550	70,695	116,285
Total other expense, net	(12,442)	(20,012)	(50,910)	(49,141)
Income before income taxes	$23,919	$34,538	$19,785	$67,144

(1)

Amortization of definite-lived intangibles primarily relates to the PCB reportable segment. For the quarter and three quarters ended September 30, 2019, $1,180 and $3,539, respectively, of amortization expense is included in cost of goods sold. For both the quarter and three quarters ended October 1, 2018, $2,165 of amortization expense is included in cost of goods sold.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(18) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a member of the Board of Directors of the Company holds an equity interest. The Company’s foreign subsidiaries purchased laminate and prepreg from these related parties in the amount of $8,005 and $10,437 for the quarters ended September 30, 2019 and October 1, 2018, respectively, and $25,234 and $35,695 for the three quarters ended September 30, 2019 and October 1, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company’s consolidated condensed balance sheets included $10,290 and $10,630, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated condensed balance sheets.

(19) Restructuring Charges

The Company periodically incurs restructuring charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The Company recognized employee separation, contract termination and other costs during the quarter and three quarters ended September 30, 2019. Contract termination and other costs primarily represented plant closure costs.

The below table summarizes such restructuring costs by reportable segment for the quarter and three quarters ended September 30, 2019:

	Quarter Ended September 30, 2019			Three Quarters Ended September 30, 2019
	Employee separation/ severance	Contract termination and other costs	Total	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Reportable Segment:
PCB	$45	$—	$45	$4,258	$—	$4,258
E-M Solutions	—	—	—	—	—	—
Corporate	—	7	7	160	24	184
	$45	$7	$52	$4,418	$24	$4,442

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The below table shows the utilization of the accrued restructuring costs during the three quarters ended September 30, 2019:

	Employee separation/ severance	Contract termination and other costs	Total
	(In thousands)
Accrued at December 31, 2018	$3,158	$393	$3,551
Charged to expense	4,418	24	4,442
Amount paid	(6,018)	(105)	(6,123)
Accrued at September 30, 2019	$1,558	$312	$1,870

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

RECENT DEVELOPMENTS

On July 18, 2019, we extended the maturity of our revolving loan credit facility (Chinese Revolver) with a lender in China to July 2020. Pursuant to the Chinese Revolver, the lender has made available to us approximately $28 million in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn down.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers accounted for 52% and 48% of our net sales for the quarter and three quarters ended September 30, 2019, respectively. Sales to our ten largest customers accounted for 49% and 45% of our net sales for the quarter and three quarters ended October 1, 2018, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Three Quarters Ended
End Markets (1)	September 30, 2019	October 1, 2018 (3)	September 30, 2019	October 1, 2018 (3)
Aerospace and Defense	24%	21%	26%	21%
Automotive	17	15	17	18
Cellular Phone (2)	19	17	11	13
Computing/Storage/Peripherals (2)	12	14	13	14
Medical/Industrial/Instrumentation	13	14	15	15
Networking/Communications	13	17	16	17
Other (2)	2	2	2	2
Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other consumer devices that include wearables, portable video devices and personal headphones are included in the Other end market.

(3)	The quarter and three quarters ended October 1, 2018 were amended for the Anaren integration, as the acquisition occurred on April 18, 2018.

We derive revenues primarily from the sale of PCBs, custom electronic assemblies using customer-supplied engineering and design plans as well as our long-term contracts related to the design and manufacture of RF and microwave components, assemblies and subsystems. Orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Our customers have continuous control of the work in progress and finished goods throughout the PCB and custom electronic assemblies manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right of payment for work performed to date. As a result, beginning in the first quarter of 2018, we began recognizing revenue progressively over time based on the extent of progress towards completion of the performance obligation. We recognize revenue based on the cost-to-cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since December 31, 2018, except for the estimates used in the quantitative goodwill impairment analysis performed as of September 30, 2019.

During the third fiscal quarter, our Communications and Computing and Automotive and Medical/Industrial/Instrumentation reporting units had lower than anticipated results and continued declines in sales. We considered these factors to be indicators of potential impairment requiring us to test the related goodwill for impairment of $39.3 million for Communications and Computing reporting unit and $185.5 million for Automotive and Medical/Industrial/Instrumentation reporting unit. As of September 30, 2019, we completed a quantitative goodwill impairment analysis related to our Communications and Computing and Automotive and Medical/Industrial/Instrumentation reporting units by comparing the fair value of the reporting unit with its carrying amount. We determined the fair value of the reporting units by using discounted cash flow (DCF) and market analyses. Under the market approach, we used revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting units.

Fair value is typically estimated using a DCF analysis which requires us to estimate the future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated future operating conditions. We estimate cash flows for a reporting unit over a discrete period and a terminal period (considering expected long-term growth rates and trends).

Based on our analysis, we estimate that the fair value of the Communications and Computing and Automotive and Medical/Industrial/Instrumentation reporting units exceeded its respective carrying value by 19% and 8%, respectively. If our future cash flow projections and other fair value assumptions for our reporting unit change, we may be subject to potential impairment in subsequent quarters. Estimating the fair value of the reporting unit requires us to make assumptions and estimates in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value of the reporting unit.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Three Quarters Ended
	September 30, 2019	October 1, 2018	September 30, 2019	October 1, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.5	82.9	85.9	84.3
Gross profit	14.5	17.1	14.1	15.7
Operating expenses:
Selling and marketing	2.6	2.5	2.8	2.6
General and administrative	5.4	5.3	5.7	5.7
Amortization of definite-lived intangibles	1.4	2.2	2.0	2.0
Total operating expenses	9.4	10.0	10.5	10.3
Operating income	5.1	7.1	3.6	5.4
Other income (expense):
Interest expense	(2.9)	(2.9)	(3.2)	(2.6)
Other, net	1.1	0.3	0.6	0.3
Total other expense, net	(1.8)	(2.6)	(2.6)	(2.3)
Income before income taxes	3.3	4.5	1.0	3.1
Income tax (provision) benefit	(1.1)	(0.9)	(0.2)	2.6
Net income	2.2%	3.6%	0.8%	5.7%

We have two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. Factors considered in determining whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production process, type or class of customers, distribution methods and regulatory environments.

Net Sales

Total net sales decreased $39.0 million, or 5.2%, to $716.8 million for the third quarter of 2019 from $755.8 million for the third quarter of 2018. This decrease primarily resulted from a reduction in net sales for the PCB reportable segment of $47.3 million, or 6.8%, to $649.1 million for the third quarter of 2019 from $696.4 million for the third quarter of 2018. The reduction in PCB net sales was primarily due to lower demand in our Networking/Communications, Computing/Storage/Peripherals, and Automotive end markets. These changes resulted in an average PCB selling price increase of 5.6%, driven mainly by product mix shift and a 13.6% decrease in the volume of PCB shipments as compared to the third quarter of 2018. The reduction in net sales for the PCB reportable segment was partially offset by an increase in net sales for the E-M Solutions reportable segment of $8.2 million, or 13.8%, to $67.7 million for the third quarter of 2019 from $59.5 million for the third quarter of 2018. The increase was primarily due to higher demand in our Automotive end market partially offset by lower demand in our Networking/Communications end market.

Total net sales decreased $166.2 million, or 7.8%, to $1,970.1 million for the first three quarters of 2019 from $2,136.3 million for the first three quarters of 2018. This decrease resulted from a reduction in net sales for the PCB reportable segment of $176.8 million, or 9.0% to $1,791.0 million for the first three quarters of 2019 from $1,967.8 million for the first three quarters of 2018. The reduction in PCB net sales was primarily due to lower demand in our commercial (non-Aerospace and Defense related) end markets, partially offset by an increase in demand in our Aerospace and Defense end market, which was primarily the result of the impact in the first three quarters of 2019 of our acquisition of Anaren (which occurred on April 18, 2018) and higher demand at our other Aerospace and Defense focused facilities. These changes resulted in an average PCB selling price increase of 10.4%, driven mainly by product mix shift and a 19.2% decrease in the volume of PCB shipments as compared to the first three quarters of 2018. The reduction in net sales for the PCB reportable segment was partially offset by an increase in net sales for the E-M Solutions reportable segment of $10.5 million, or 6.2%, to $179.0 million for the first three quarters of 2019 from $168.5 million for the first three quarters of 2018. The increase was primarily due to higher demand in our Automotive end market.

Gross Margin

Overall gross margin decreased to 14.5% for the third quarter of 2019 from 17.1% for the third quarter of 2018. Gross margin for the PCB reportable segment decreased to 15.8% for the third quarter of 2019 from 18.6% for the third quarter of 2018, primarily due to lower volumes in our commercially focused facilities. Gross margin for the E-M Solutions reportable segment decreased to 7.9% for the third quarter of 2019 from 8.0% for the third quarter of 2018.

Overall gross margin decreased to 14.1% for the first three quarters of 2019 from 15.7% for the first three quarters of 2018. Gross margin for the PCB reportable segment decreased to 15.3% for the first three quarters of 2019 from 16.8% for the first three quarters of 2018, primarily due to lower volumes in our commercially focused facilities partially offset by the impact in the first three quarters of 2019 of our acquisition of Anaren and higher production levels at our Aerospace and Defense focused facilities. Gross margin for the E-M Solutions reportable segment decreased to 7.2% for the first three quarters of 2019 from 7.3% for the first three quarters of 2018.

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the third quarter of 2019 in our Asia and North America PCB facilities was 71% and 57%, respectively, compared to 80% and 60%, respectively, for the third quarter of 2018. Capacity utilization for the first three quarters of 2019 in our Asia and North America PCB facilities was 61% and 59%, respectively, compared to 76% and 61%, respectively, in the first three quarters of 2018. The decline in capacity utilization in our Asia and North America PCB facilities was due to a decrease in sales in our commercial end markets.

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.1 million, to $18.4 million for the third quarter of 2019 from $18.5 million for the third quarter of 2018. As a percentage of net sales, selling and marketing expenses was 2.6% for the third quarter of 2019, as compared to 2.5% for the third quarter of 2018. The decrease in selling and marketing expense for the quarter ended September 30, 2019 primarily relates to reduced commission expense.

Selling and marketing expenses increased $0.4 million, to $55.2 million for the first three quarters of 2019 from $54.8 million for the first three quarters of 2018. As a percentage of net sales, selling and marketing expenses was 2.8% for the first three quarters of 2019, as compared to 2.6% for the first three quarters of 2018. The increase in selling and marketing expense for the three quarters ended September 30, 2019 primarily relates to expenses incurred by Anaren post acquisition partially offset by reduced commission expense.

General and Administrative Expenses

General and administrative expenses decreased $1.0 million to $38.9 million, or 5.4% of net sales, for the third quarter of 2019 from $39.9 million, or 5.3% of net sales, for the third quarter of 2018. The decrease in general and administrative expenses for the quarter ended September 30, 2019 was primarily due to the decrease in incentive compensation and stock-based compensation expense partially offset by higher acquisition/integration costs.

General and administrative expenses decreased $8.4 million to $113.0 million, or 5.7% of net sales, for the first three quarters of 2019 from $121.4 million, or 5.7% of net sales, for the first three quarters of 2018. The decrease in general and administrative expenses for the three quarters ended September 30, 2019 was primarily due to the decrease in acquisition-related costs of $8.6 million associated with the acquisition of Anaren on April 18, 2018 and a decrease in incentive compensation expense of $4.0 million partially offset by $6.4 million for the additional three and a half months of general and administrative expense incurred by Anaren in 2019 (which occurred on April 18, 2018) and higher restructuring charges.

Other Income (Expense)

Other expense, net decreased $7.6 million to $12.4 million for the third quarter of 2019 from $20.0 million for the third quarter of 2018. The decrease in other expense, net for the quarter ended September 30, 2019 was primarily the result of higher foreign currency gains due to the depreciation of the Chinese Renminbi (RMB) in the third quarter of 2019 compared to the third quarter of 2018. We utilize the RMB at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China.

Other expense, net increased $1.8 million to $50.9 million for the first three quarters of 2019 from $49.1 million for the first three quarters of 2018. The increase in other expense, net for the three quarters ended September 30, 2019 was primarily due to the increase in interest expense of $6.7 million mainly related to the $600.0 million incremental debt incurred in conjunction with the Anaren acquisition partially offset by an increase in other income related to the sale of other assets of $3.6 million and an increase in government subsidies of $1.6 million.

Income Taxes

The provision for income taxes increased by $0.5 million to $8.0 million of tax expense for the third quarter of 2019 from $7.5 million of tax provision for the third quarter of 2018. The provision for income taxes increased by $57.7 million to $3.7 million of tax expense for the first three quarters of 2019 from $54.0 million of tax benefit for the first three quarters of 2018. The increase in income tax expense for the first three quarters of 2019 was primarily due to the absence of a $74.6 million release of a portion of the Company’s valuation allowance against its U.S. federal and state net deferred tax assets which occurred in the second quarter of 2018, partially offset by tax benefits resulting from the decreased income before income taxes for the three quarters ended September 30, 2019 and a reduction of discrete tax expense recorded for the first three quarters of 2019 compared to the amount recorded in the first three quarters of 2018.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of credits and deductions available to us, as well as changes in valuation allowances and certain non-deductible items.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of Convertible Senior Notes, Term Loan, Senior Notes, and borrowings under our Revolving Credit Facility. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, meet debt service requirements, fund working capital requirements, and pay down existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow provided by operating activities during the first three quarters of 2019 was $181.8 million as compared to $121.4 million in the same period in 2018. The increase in cash flow was primarily due to lower investment in working capital during the first three quarters of 2019.

Net cash used in investing activities was approximately $89.0 million for the first three quarters of 2019, reflecting $95.4 million used for purchases of property, plant and equipment and other assets, less proceeds from the sale of property, plant and equipment and other assets of $6.4 million. Net cash used in investing activities was approximately $712.5 million for the first three quarters of 2018, reflecting $596.4 million for the acquisition of Anaren, net of debt assumed, and $116.1 million for net purchases of property, plant and equipment.

Net cash used in financing activities was approximately $31.6 million for the first three quarters of 2019, reflecting repayment of long-term debt of $30.0 million and payment of debt issuance costs of $1.6 million. Net cash provided by financing activities was approximately $391.1 million for the first three quarters of 2018, primarily reflecting proceeds of $623.0 million from the incremental term and revolving loan borrowings incurred in conjunction with our acquisition of Anaren, offset by the repayment of assumed long-term debt related to the acquisition of Anaren of $178.6 million, repayment of long-term debt of $44.4 million, and payment of debt issuance costs and original issue discount of $9.2 million associated with the incremental term loans.

As of September 30, 2019, we had cash and cash equivalents of approximately $316.6 million, of which approximately $250.7 million was held by our foreign subsidiaries, primarily in China.

Our 2019 net capital expenditures and asset acquisitions are expected to be in the range of $140.0 million to $150.0 million.

Long-term Debt and Letters of Credit

As of September 30, 2019, we had $1,472.6 million of outstanding debt, net of discount and debt issuance costs, composed of $796.8 million of Term Loan due September 2024, $369.5 million of Senior Notes due October 2025, $236.3 million of Convertible Senior Notes due December 2020, $40.0 million under the U.S. ABL, and $30.0 million under the Asia ABL.

Borrowings under the Term Loan Facility and Senior Notes Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. As of September 30, 2019, we were in compliance with the covenants under the Term Loan Facility, Senior Notes Facility and ABL Revolving Loans.

Additional information regarding our indebtedness, including information about availability under our credit facilities, interest rates and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 8, Long-term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of September 30, 2019, the fair value of the interest rate swap was recorded as a liability and as a component of other long-term liabilities in the amount of $14.0 million. No ineffectiveness was recognized for the quarter and three quarters ended September 30, 2019. During the quarter and three quarters ended September 30, 2019, the interest rate swap increased interest expense by $0.6 million and $1.3 million, respectively.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of September 30, 2019, approximately 68.3% of our total debt was based on fixed rates. Based on our borrowings as of September 30, 2019, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.8 million.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of September 30, 2019 and December 31, 2018 was approximately $2.5 million and $4.3 million, respectively. We had designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands)
Receive foreign currency/pay USD
Japanese Yen	$2,518	0.01	$4,313	0.01

Estimated fair value, net asset / (liability)	$25		$(139)

Debt Instruments

The table below presents information about certain of our debt instruments as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Remaining 2019	2020	2021	2022	2023	Thereafter (1)	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$—	$—	$—	$875,879	$875,879	$876,887	4.43%
US$ Fixed Rate	—	249,975	—	—	—	375,000	624,975	710,551	4.08%
Total	$—	$249,975	$—	$—	$—	$1,250,879	$1,500,854	$1,587,438

	As of December 31, 2018
	2019	2020	2021	2022	2023	Thereafter (1)	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$30,000	$70,000	$—	$—	$—	$805,879	$905,879	$852,592	4.92%
US$ Fixed Rate	—	249,985	—	—	—	375,000	624,985	641,738	4.08%
Total	$30,000	$319,985	$—	$—	$—	$1,180,879	$1,530,864	$1,494,330

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps as of September 30, 2019:

	2019	Fair Market Value
	(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(8,612)
Average interest received rate	2.41%
Interest received amount	7,304
Fair value loss as of September 30, 2019		$(14,013)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2019, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the quarter ended September 30, 2019, we generated approximately 65.1% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

Under its current leadership, the government of China has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time, particularly in light of the increasingly tense trade climate with the United States. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management’s attention. In addition, though changes in government policies and rules are timely published or communicated, there is usually no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, it is possible that we might operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us and adversely impact our results of operations.

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

As of September 30, 2019, our consolidated condensed balance sheet included $1,101.2 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 34% and 37% of our net sales for the quarters ended September 30, 2019 and October 1, 2018, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 38% and 36% of our net sales for the quarters ended September 30, 2019 and October 1, 2018, respectively, and one customer represented approximately 20% of our net sales for the quarter ended September 30, 2019. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended September 30, 2019, aerospace and defense sales accounted for approximately 24% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

We have pursued and intend to continue to pursue potential divestitures of assets and acquisitions of other businesses and may encounter risks associated with these activities, which could harm our business and operating results.

As part of our business strategy, we expect that we will continue to align our strategy by pursuing potential divestitures of assets and acquisitions of businesses, technologies, assets, or product lines that complement or expand our business. Risks related to such activity may include:

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;
•	diversion of management’s attention from normal daily operations of our existing business to focus on integration of the newly acquired business;
•	unforeseen expenses associated with the integration of the newly acquired business;
•	difficulties in managing production and coordinating operations at new sites;
•	the potential loss of key employees of acquired or divested operations;
•	the potential inability to retain existing customers of acquired companies when we desire to do so;
•	insufficient revenues to offset increased expenses associated with acquisitions;
•	the potential decrease in overall gross margins associated with acquiring a business with a different product mix;
•	the inability to identify certain unrecorded liabilities;
•	the inability to consummate a potential divesture due to regulatory constraints;
•	the separation of business infrastructure involved in a potential divesture may create disruption in our business;
•	the tax burden related to the divesture may be larger than expected;
•	the potential divesture of assets or product lines could create dis-synergies and change our profitability;
•	the potential need to restructure, modify, or terminate customer relationships of the acquired or divested assets or company;

•	an increased concentration of business from existing or new customers; and
•	the potential inability to identify assets best suited to our business plan.

Acquisitions may cause us to:

•	enter lines of business and/or markets in which we have limited or no prior experience;
•	issue debt and be required to abide by stringent loan covenants;
•	assume liabilities; record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges;
•	become subject to litigation and environmental issues, which include product material content certifications related to conflict minerals;
•	incur unanticipated costs;
•	incur large and immediate write-offs; and
•	incur substantial transaction-related costs, whether or not a proposed acquisition is consummated.

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

Sales to EMS companies represented approximately 34% and 37% of our net sales for the quarters ended September 30, 2019 and October 1, 2018, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

In certain countries, we may engage third-party agents or intermediaries, such as customs agents, to act on our behalf, and if these third-party agents or intermediaries violate applicable laws, their actions may result in criminal or civil fines or penalties or other sanctions being assessed against us. We take specific measures designed to ensure our compliance with U.S. export and economic sanctions laws, anti-corruption laws and regulations, and export control laws. However, it is possible that some of our products were sold or will be sold to distributors or other parties, without our knowledge or consent, in violation of applicable law. There can be no assurances that we will be in compliance in the future. Any such violation could result in significant criminal or civil fines, penalties, or other sanctions and repercussions, including reputational harm, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal, state and foreign income tax purposes is subject to limitations, and future transfers of shares of our common stock could cause us to experience an “ownership change” that could further limit our ability to utilize our net operating losses.

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

Item 6. Exhibits

Exhibit Number	Exhibits

3.1	Registrant’s Certificate of Incorporation, as amended May 12, 2016 (1)
3.2	Registrant’s Fourth Amended and Restated Bylaws, as amended March 2, 2016 (2)
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 6, 2011 and to the Registrant’s Form 8-K as filed with the Commission on May 18, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on March 8, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: November 7, 2019	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: November 7, 2019	Todd B. Schull
Executive Vice President and Chief Financial Officer