Form 10-K
period 2019-12-30
TTM TECHNOLOGIES INC
filed 2020-02-26
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2019

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 0-31285

TTM TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1033443
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 East Sandpointe, Suite 400 Santa Ana, California	92707 (Zip Code)
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

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on July 1, 2019, the last business day of the most recently completed second fiscal quarter), was $996,685,492. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 19, 2020, there were outstanding 105,511,095 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

General

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions), as well as a global designer and manufacturer of radio-frequency (RF) and microwave components and assemblies. We are the largest PCB manufacturer in North America and one of the largest PCB manufacturers in the world, in each case based on revenue, according to the 2018 rankings from N.T. Information LTD (NTI). In 2019, we generated approximately $2.7 billion in net sales and ended the year with approximately 25,700 employees worldwide. We operate a total of 29 specialized facilities in North America and China. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This one-stop design and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,900 customers in various markets throughout the world, including aerospace and defense, automotive components, smartphones and other mobile devices, high-end computing, medical, industrial and instrumentation related products as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

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

Additional information on our reportable segments and product information is contained in Note 17 of the Notes to Consolidated Financial Statements.

Industry Overview

PCBs are manufactured in panels from sheets of laminated material. Each panel is typically subdivided into multiple PCBs, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it. PCBs serve as the foundation for virtually all electronic products, including the electronic components integrated into automobiles, consumer electronics products (smartphones and other mobile devices), high-end commercial electronic equipment (such as medical equipment, data communications routers, switches and servers) and aerospace and defense electronic systems.

Products designed to offer faster data transmission, thinner and more lightweight packaging, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using advanced processes such as High Density Interconnect (HDI) and modified semi-additive process (mSAP) technologies, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. Furthermore, rigid-flex circuits can be found in small and lightweight end products, such as smartphones and other mobile devices and increasingly in other end markets such as automotive, industrial and aerospace and defense. PCB manufacturers also manufacture high performance substrates that serve as the interconnect between integrated circuits (ICs) and the PCB’s used in most RF components and sub-systems serving the aerospace, defense, and automotive markets. We collectively refer to all of these technologies as “advanced technologies,” and they generally have growth rates which are higher than conventional technologies. In addition, most of our markets have low volume requirements during the prototype stage that demand a highly flexible manufacturing environment which later transitions to a higher volume requirement during product ramp.

According to estimates in a November 2019 report by Prismark Partners, worldwide demand for PCBs is expected to be $61.3 billion in 2019. Of this worldwide demand for production in 2019, Prismark Partners reports that PCB production in the Americas accounted for approximately 4% (approximately $2.7 billion), PCB production in China accounted for approximately 54% (approximately $33.0 billion), and PCB production in the rest of the world accounted for approximately 42% (approximately $25.6 billion). According to the same report by Prismark Partners, worldwide demand for PCBs is forecast to grow at a 4.3% compound annual growth rate (CAGR) from 2018 to 2023 driven mostly by multilayer boards and package substrates. Prismark Partners expects a strong rebound in 2020 following the decline of worldwide demand for PCBs in 2019, driven primarily by HDI and package substrates.

Industry Trends

We believe that several trends impacting the PCB manufacturing industry will benefit us in the future. These trends include:

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

Higher demand for reliable product manufactured in the U.S., encompassing better oversight on sub-tier supply chain materials and controls. In addition, the trade war between the U.S. and China has increased the importance of supply chain partners with strong domestic capabilities and manufacturing footprint.

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

Reconsideration of electronics supply chain concentration in China. China has emerged as the global production center for electronic manufacturers. However, the US-China trade war is resulting in reconsideration and rebalancing throughout the supply chain as companies evaluate the right degree of continued presence in China to support evolving global supply chain needs and China’s local growth, versus geographic diversification to lessen China over-concentration risks highlighted by the trade war.

Supply chain consolidation by commercial OEMs. We believe that PCB manufacturers which can offer one-stop manufacturing capabilities — from prototype to volume production — and integration capabilities have a competitive advantage in the market.

Our Strategy

Our goal is to be the leading global provider of time-critical, one-stop manufacturing services for highly complex PCBs and RF components. Our core strategy includes the following elements:

Provide differentiated capabilities beyond the base PCB by incorporating advanced design-to-specification engineering support, testing, components and specialized assembly into the value-added package provided to customers.   With the acquisition of Anaren in 2018, TTM has moved beyond build to print manufacturing and assembly capabilities to engage with customers in designing a more complete RF solution to meet their technology needs. With the additional design capabilities, TTM now provides cost effective, ready for manufacture, enabling technologies to the customer. We intend to build on the Anaren acquisition to deepen our RF engagement with key aerospace and defense customers as well as to carry this same capability to our commercial automotive, telecommunications and networking customers.

Maintain our customer-driven culture and provide superior service to our customers in our core markets of aerospace and defense, automotive, computing and storage, medical/industrial/instrumentation, and networking/communications.    Our customer-oriented culture is designed to achieve extraordinary service, competitive differentiation, and superior execution. Our customer-oriented strategies include engaging in co-development of new products, capturing new technology products for next generation equipment, and continuing investments to enhance our broad offering of PCB and RF/microwave technologies. We believe our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers.

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

Accelerate customer, end-market, and technology diversification through strategic mergers and acquisitions.    We have a history of executing successful acquisitions that have been key to our growth and profitability. We continuously look for strategic opportunities that could facilitate our efforts to further diversify into other growing end markets including automotive and aerospace and defense as well as further strengthen our leading edge technology capabilities. For example, the acquisition of Anaren in 2018 added critical RF engineering, simulation and integration capabilities and the acquisition of i3’s assets in 2019 allowed us to broaden our technology portfolio for high mix, low volume advanced technology PCBs.

Accelerate our expansion into the automotive and other growing markets using our advanced technology as a key point of differentiation.    With rising requirements for faster data transmission, shrinking features (i.e., lightweight and thin), and lower power consumption, many PCB designs have migrated to more complex HDI PCBs from conventional multi-layer PCB technologies. This trend began with PCBs used in portable devices such as smartphones and other mobile devices but has become an increasing trend in other end markets, such as automotive, networking/communications, medical, and aerospace and defense. We are focused in particular on the automotive opportunity where the combination of our strength in highly reliable conventional and RF PCBs and our advanced technology PCB product capabilities allows us to meet our automotive customers’ growing demand in such areas as infotainment, radar systems, cameras for advanced driver assistance systems and electric vehicles. As our customers consolidate their supply chain, our objective is to differentiate ourselves as a strategic supplier with the technology breadth to meet most, if not all, of our automotive customers’ PCB requirements.

Address customer needs in all stages of the product life cycle.    By providing a one-stop solution, we work to service our customers’ needs from the earliest stages of product design and development through volume production. We believe that by servicing our customers early in the development process, we are able to demonstrate our capabilities and establish an incumbent position early in the product development cycle, which translates into additional opportunities as our customers move into volume production. We believe our expertise is enhanced by our ability to deliver highly complex PCBs to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products more quickly and reduce their time to market. We believe we will be able to increase customer engagement with customizable RF solutions from the concept stage through to volume, which typically results in higher customer engagement.

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

Products and Services

We offer a wide range of PCB products, RF components, and electro-mechanical solutions, including conventional PCBs, RF and microwave circuits, HDI PCBs, substrate-like PCBs, flexible PCBs, rigid-flex PCBs, custom assemblies and system integration, IC substrates, passive RF components, advanced ceramic RF components, hi-reliability multi-chip modules, and beamforming and switching networks. We also offer certain value-added services to support our customers’ needs. These include design-for-manufacturability (DFM), PCB layout design, simulation and testing services, and quick turnaround (QTA) production. By offering this wide range of PCB products and complementary value-added services, we are able to provide our customers with a “one-stop” manufacturing solution for their PCB and integration requirements. This differentiates us from our competition and enhances our relationships with our customers.

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

RF and microwave circuits

We produce and test specialized circuits used in radio-frequency or microwave emission and collection applications. These products are typically used for radar, transmit/receive antennas and similar wireless applications. Markets for these products include defense, avionics, satellite, and commercial applications including telecommunications, networking and automotive. The manufacture of these products requires advanced materials, equipment, and methods that are highly specialized and distinct from conventional printed circuit manufacturing techniques. We also offer specialized radio-frequency assembly and test services. We have developed integrated solutions across our facilities and capabilities to provide sophisticated integrated electronics for numerous platforms, ranging from digital RF memory (DRFM) to frequency up/down converters (UDC) and channelized amplifiers for military and space applications.

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

Substrate-like PCBs or SLPs

Substrate-like PCBs (SLPs) represent the next evolution of high end HDI PCBs. SLPs are PCBs with even higher interconnect density per unit area than the traditional Advanced HDI PCBs described above and require an even more sophisticated manufacturing technology called modified semi-additive process or mSAP. The mSAP process is adapted from IC substrate fabrication and uses enhancements to the subtractive and additive techniques of traditional PCBs. This enables fine line circuitry (circuit line width and spacing at or less than 0.03 mm). We manufacture SLPs with the mSAP process in our China facilities and the products are generally used in the cellular market which requires high performance in a small footprint. Demand for this type of high-density circuit is beginning to penetrate the markets of more traditional PCBs. In addition, we now offer an alternative approach to building SLP technology in the United States for lower volume, higher mix commercial and aerospace and defense applications.

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

IC substrates

IC substrates provide the mechanical support and electrical interconnect used to package ICs (integrated circuits or semiconductors) either in single chip packages or multi-chip modules. IC substrates, also known as chip carriers, are highly miniaturized circuits manufactured by a process largely similar to that for PCBs but requiring the use of ultra-thin materials and including micron-scale features, because they must bridge the gap between sub-micron IC features and millimeter scale PCBs. Consequently, IC substrates are generally manufactured in a clean room environment to ensure products are free of defects and contamination and employ advanced HDI processes such as mSAP and alternative approaches for SLP technology.

Passive RF Components

Our line of products consists of off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. These products were developed to provide a low-cost high performance signal distribution component, which could be placed on standard printed circuit boards with automated production equipment. The primary applications of these products are currently in equipment for cellular base stations and in WLAN, Bluetooth, and satellite television. In cellular base stations, our surface mount products are utilized in RF power amplifiers, and are also found in low-noise amplifiers, radios, and antennas. 5G advancements and the continued proliferation of wireless technology may create new applications for these products across other end markets.

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

•

Ramp-to-volume production.    After a product has successfully completed the prototype phase, our customers introduce the product to the market and require larger quantities of PCBs in a short period of time. This transition stage between low-

volume prototype production and volume production is known as ramp-to-volume. Our ramp-to-volume services typically include manufacturing up to a few hundred PCBs per order with delivery times ranging from five to 15 days.

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

Drawing on our vertical manufacturing capabilities, our E-M Solutions business delivers system integration solutions that power, protect, cool and enable our customers’ products to function as intended. These in-house vertical capabilities include Higher Level Assemblies (HLA) incorporating TTM produced printed circuit boards and backplanes, PCB assemblies and backplane assemblies, fabricated precision sheet metal chassis, enclosures and weldments. As a contract manufacturer, we also selectively procure such products and services from third providers on an exception basis.

Our E-M Solutions business manufactures a wide range of products for customers in the Automotive / Electric Vehicle, Energy, Industrial and Network Communications segments.

The customers of our E-M Solutions business provide us data packages that may include: 3D models, 2D drawings, wiring diagrams, circuit design computer data files, circuit assembly computer data files and multi-level bills of material. Also included are testing requirement specifications for PCB assemblies, backplane assemblies and HLA, and qualification / verification requirements for the product.

When processing the data package, our Engineering and Operations teams ensure data accuracy and product manufacturability. Detailed reviews at both component and assembly levels are conducted at E-M Solutions to ensure repeatable and controlled manufacturing and assembly processes.

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

Our smart HLA lines deliver precise repeatable processes. A complete manufacturing history report is automatically generated during the HLA process that includes verification of serialized parts, full traceability of: materials, torque levels, in-line tests, in-process checks, start and finish time of each step throughout the process while providing real time visibility tracking of product output versus plan.

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

The following table shows the percentage of our net sales in each of the principal end markets we served for the periods indicated:

	For the Year Ended
End Markets (1)	December 30, 2019	December 31, 2018 (3)	January 1, 2018
Aerospace and Defense	26%	21%	16%
Automotive	16	18	19
Cellular Phone (2)	13	14	18
Computing/Storage/Peripherals (2)	13	14	13
Medical/Industrial/Instrumentation	14	14	14
Networking/Communications	15	17	18
Other (2)	3	2	2
Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other consumer devices that include wearables, portable video devices and personal headphones are included in the Other end market.

(3)	Amended for Anaren integration and amounts include activity of Anaren since the acquisition which occurred on April 18, 2018.

Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for 33%, 32%, and 37%, of our net sales in fiscal years 2019, 2018 and 2017, respectively. Our five largest OEM customers in 2019 were, in alphabetical order, Apple Inc., Huawei Technology Co. Ltd., Northrop Grumman Corporation, Raytheon Company and Robert Bosch GmbH. For the fiscal year 2019, Apple accounted for 15% of our net sales. Sales attributed to OEMs include sales made through EMS providers. Sales to EMS providers comprised approximately 36%, 37%, and 32% of our net sales in fiscal years 2019, 2018 and 2017, respectively. Although our contractual relationships are with the EMS companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers. This positions us to participate in business that is awarded at the discretion of the EMS provider.

Our sales and marketing strategy focuses on building long-term relationships with our customers’ engineering and new product introduction personnel early in the product development phase, frequently through strategic account management teams. Traditional build to print opportunities involve TTM engineering with design for manufacture reviews and recommendations for both manufacturability and cost without impacting specifications. Prototype builds to verify design ensue, along with the early stages of production. As the product then matures from the prototype stage to volume production, we shift our focus to the customers’ procurement departments in order to capture sales at each point in the product’s life cycle. Our design to specification capabilities allow us to engage at the onset in the engineering cycle at critical aerospace and defense, automotive, telecommunications, and networking customers as they begin the process of specifying an RF requirement. At that stage, we are able to support our customers by designing a complete or specific portions of an RF solution as well as providing early prototyping and test support for that solution. TTM will then provide the ramp to volume and volume production requirements for our customers.

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

For certain risks attendant to our foreign operations, see Item 1A, Risk Factors.

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

We typically use just-in-time procurement practices to maintain our raw materials inventory at low levels and work closely with our suppliers to obtain technologically advanced raw materials. In addition, we periodically seek alternative supply sources to ensure that we are receiving competitive pricing and service. While we have experienced shortages in the market place for certain specific raw materials, we believe we can acquire adequate raw materials in the future.

Competition

Despite industry consolidation, the PCB industry remains fragmented and characterized by intense competition. There are several competitive factors our customers consider when choosing their supplier including, but not limited to, technical capabilities, pricing, service, support, reliability, and quality production. Our principal PCB and substrate competitors include AT&S (Austria Technologie & Systemtechnik Aktiengesellschaft), BoardTek Electronics Corporation, Chin-Poon Industrial Co., Ltd., Compeq Manufacturing Co., Ltd., IBIDEN Co., Ltd., ISU Petasys Co., Ltd., Suzhou Dongshan Precision Manufacturing Co., Ltd., Sanmina Corporation, Tripod Technology Corporation, Unimicron Technology Corporation, and WUS Printed Circuit Co., Ltd. Our principal E-M Solutions competitors include Amphenol Corporation, Flex Ltd., Jabil Inc., and Sanmina Corporation. Our competition for RF products include Cobham plc, Crane Aerospace & Electronics, TRM Microwave, Mercury Systems, Inc., AVX Corporation, Molex, and Smiths Group plc.

We believe that our key competitive strengths include:

Leading global PCB manufacturer.    We are one of the largest and most diversified PCB manufacturers in the world and enjoy significant economies of scale, with net sales of approximately $2.7 billion for fiscal 2019. The PCB industry is highly fragmented with the top 20 PCB providers comprising approximately 51% of market share in 2018, according to NTI. As our customers consolidate their supply base, we offer the technology breadth and scale to emerge as a preferred partner.

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

Diversified business model.    Our sales are diversified by a well-balanced portfolio of end markets which we serve and by the customers we sell to within those end markets. We believe this diversity reduces our exposure to, and reliance on, any single end market or customer. We enjoy a large and diverse customer base with over 1,900 customers, as well as long-term relationships in excess of ten years with our ten largest customers. For fiscal 2019, net sales to our top five customers represented approximately 33% of our total net sales. Furthermore, for fiscal 2019, our largest five customers are not concentrated in any single end market, but rather are represented across four of our end markets.

Focused on attractive end markets with a favorable growth outlook and dependence on sophisticated product capabilities.    We believe that our global manufacturing footprint and breadth of capabilities enables us to serve multiple key end markets for the PCB industry. The automotive industry in particular provides an opportunity for us as we combine our traditional market strength in core automotive engine controls with the advanced technologies and RF capabilities we offer for growing requirements in safety systems, automated driving and infotainment.

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

Seasonality

Orders for our products generally correspond to the production schedules of our customers. We historically experience higher net sales in the third and fourth quarters due to end customer demand in the fourth quarter for consumer electronic products. Seasonal fluctuations also include the Chinese New Year holidays in the first quarter, which typically results in lower net sales. We attribute this decline to shutdowns of our customers’ and our own China based manufacturing facilities surrounding the Chinese New Year public holidays, which normally occur in January or February of each year.

Backlog

Backlog consists of purchase orders received, including, in some instances, demand agreements released for production under customer contracts. We obtain firm purchase orders from our customers for all products. However, for some of these purchase orders, customers do not make firm schedules for delivery more than 90 days in advance. Therefore, we measure backlog as orders with deliveries scheduled over the next 90 days. As of December 30, 2019, total backlog was $511.2 million, compared with $458.4 million at the end of 2018. Substantially all backlog as of December 30, 2019 is expected to be converted to sales in the first quarter of 2020. Additionally, we typically experience a higher amount of backlog in the second half of the year due to increased end customer demand for consumer electronic products in the fourth quarter, which is consistent with our seasonal patterns as discussed above.

Intellectual Property

The Anaren business that we acquired designs and manufactures products for its existing customer base and also designs off-the-shelf products for the customers we serve. With the Anaren acquisition, we acquired an additional thirty-six patents to complement our existing patent portfolio. Because our PCB business depends on the effectiveness of our fabrication techniques, proprietary PCB structures, and our ability to continually improve our manufacturing processes, we have strategically limited patent and trade secret protection for our PCB products and manufacturing processes relative to our size as a company. We rely on the collective experience of our employees in the manufacturing process to ensure that we continuously evaluate and adopt new technologies available within our industry. In addition, we depend on robust training, recruiting, and retention of our employees, who are required to be knowledgeable in the operation of advanced equipment and complicated manufacturing processes. In 2019, we acquired assets and technology, including ninety-six legacy patents, from i3 Electronics, Inc. (i3). The know how coupled with the patents we acquired from i3 will enable us to further expand our technology offering to our customer base in North America and we will migrate such technology to our global production facilities where possible. In regards to our RF products, the vast majority are proprietary and protected or covered by thirty-two patents and ten currently pending patent applications directed towards products for both the wireless infrastructure and aerospace and defense markets. We now have a total of 170 patents.

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the U.S. government, including the U.S. Department of Defense (DoD), which requires that we maintain facility security clearances under the National Industrial Security Program Operating Manual, or NISPOM. The NISPOM requires that a corporation with significant foreign ownership maintaining a facility security clearance take steps to prevent foreign control or influence, referred to as “FOCI.” Pursuant to these laws and regulations, effective October 2010, we entered into a Special Security Agreement (SSA) with the DoD; Su Sih (BVI) Limited, or Su Sih (a foreign owner of our capital stock), and Mr. Tang Hsiang Chien (as the beneficial owner of Su Sih). At that time, Su Sih owned approximately 35% of the total outstanding shares of our common stock. The purpose of the SSA is to deny Mr. Tang, Su Sih, and other persons affiliated with our China operations, unauthorized access to classified and export controlled unclassified information and to mitigate any influence over our business or management in a manner that could result in the compromise of classified information or could adversely affect the performance of classified contracts. As of December 30, 2019, Su Sih owned approximately 5.8% of the total outstanding shares of our common stock.

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

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental laws and regulations regarding the storage, use, handling, and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with wastewater and air quality standards. We believe that our facilities in the United States and Canada comply in all material respects with applicable environmental laws and regulations. In China, the government has a history of changing legal requirements with no or minimal notice. We believe that our facilities in China comply in all material respects with current applicable environmental laws and regulations and has resources in place to maintain compliance to them. The capital expenditure costs expected for environmental improvement initiatives are included in our annual capital expenditure projections.

Employees

As of December 30, 2019, we had approximately 25,700 employees. Of our employees, approximately 24,200 were involved in manufacturing and engineering, 600 worked in sales and marketing, and approximately 900 worked in accounting, information systems and other support capacities. None of our North American employees are represented by unions. In China, approximately 14,500 employees are members of the All-China Federation of Trade Unions and accordingly are considered to be represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and we believe that we have good relations with our employees.

Availability of Reports Filed with the Securities and Exchange Commission

We are a Delaware corporation founded in 1998, with our principal executive offices located at 200 East Sandpointe, Suite 400, Santa Ana, CA 92707. Our telephone number is (714) 327-3000. Our website address is www.ttm.com. Information included on our website is not incorporated into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website at https://investors.ttm.com/, as soon as reasonably practicable after they are filed with or furnished electronically to the Securities and Exchange Commission (SEC). Our SEC filings are also available to the public at www.sec.gov. Copies are also available without charge by (i) telephonic request by calling our Investor Relations Department at (714) 327-3000, (ii) e-mail request to investor@ttmtech.com, or (iii) a written request to TTM Technologies, Inc., Attention: Investor Relations, 200 East Sandpointe, Suite 400, Santa Ana, CA 92707.

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

Risks Related to our Business

We serve customers and have manufacturing facilities outside the United States and are subject to global pandemic risks which could materially adversely affect our business, financial condition, and results of operations.

Global pandemics or other disasters or public health concerns in regions of the world where we have operations or source material or sell products, such as outbreaks of novel coronavirus or H1N1 flu could result in the disruption of our business. Specifically, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdowns of certain businesses in the region. These or any governmental developments or health concerns in China or other countries in which we operate could result in social, economic, or labor instability. Although we are monitoring the situation on a daily basis, it is currently unknown whether the outbreak will continue to disrupt our product shipments or impact manufacturing in the region over a prolonged period. If such disruption were to extend over a prolonged period, it could have a material adverse impact on our business and our financial results. Any disruption resulting from similar events could also cause significant delays in shipments of our products until we are able to resume normalized operations and this could have a material negative impact on our results of operations and cash flows.

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

For the year ended December 30, 2019, we generated approximately 62% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

Under its current leadership, the government of China has been pursuing economic reform policies, including the encouragement of foreign trade and investment. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time, particularly in light of the increasingly tense trade climate with the United States. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management’s attention. In addition, though changes in government policies and rules are timely published or communicated, there is usually no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, it is possible that we might operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us and adversely impact our results of operations.

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

As part of our business strategy, we expect that we will continue to align our strategy by pursuing potential divestitures of assets and acquisitions of businesses, technologies, assets, or product lines that complement or expand our business. Risks related to such activity may include:

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;
•	diversion of management’s attention from normal daily operations of our existing business to focus on integration of the newly acquired business;
•	unforeseen expenses associated with the integration of the newly acquired business;
•	difficulties in managing production and coordinating operations at new sites;
•	the potential loss of key employees of acquired or divested operations;
•	the potential inability to retain existing customers of acquired companies when we desire to do so;
•	insufficient revenues to offset increased expenses associated with acquisitions;
•	the potential decrease in overall gross margins associated with acquiring a business with a different product mix;
•	the inability to identify certain unrecorded liabilities;
•	the inability to consummate a potential divestiture due to regulatory constraints;
•	the separation of business infrastructure involved in a potential divestiture may create disruption in our business;
•	the tax burden related to the divestiture may be larger than expected;
•	the potential divestiture of assets or product lines could create dis-synergies and change our profitability;
•	the potential need to restructure, modify, or terminate customer relationships of the acquired or divested assets or company;
•	an increased concentration of business from existing or new customers; and
•	the potential inability to identify assets best suited to our business plan.

Acquisitions may cause us to:

•	enter lines of business and/or markets in which we have limited or no prior experience;
•	issue debt and be required to abide by stringent loan covenants;
•	assume liabilities; record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	become subject to litigation and environmental issues, which include product material content certifications related to conflict minerals;
•	incur unanticipated costs;
•	incur large and immediate write-offs; and
•	incur substantial transaction-related costs, whether or not a proposed acquisition is consummated.

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

As of December 30, 2019, our consolidated balance sheet included $1,106.8 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial service regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Many of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our financial condition or results of operations.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 36%, 37% and 32% of our net sales for the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 33%, 32% and 37% of our net sales for the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively, and one customer represented 15% of our net sales for the year ended December 30, 2019. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the year ended December 30, 2019, aerospace and defense sales accounted for approximately 26% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. To the extent that the funds generated by our ongoing operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If we are unable to fund our operations and make capital expenditures as currently planned or if we do not have sufficient liquidity to service the interest and principal payments on our debt, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including the following:

•	to fund capital equipment purchases to increase production capacity, upgrade and expand our technological capabilities and replace aging equipment or introduce new products;
•	to refinance our existing indebtedness;
•	to fund our operations beyond 2020;
•	to fund working capital requirements for future growth that we may experience;
•	to enhance or expand the range of services we offer;
•	to increase our sales and marketing activities; or
•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.

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

We experience fluctuations in our revenues and cost structure and the resulting cash flows and expect that this will continue to occur in the future. We experience fluctuations in our cash flows for reasons that include (i) the types and complexity, number, size, timing and duration of client engagements; (ii) the seasonality of our business; (iii) fluctuations in costs of labor; (iv) fluctuations in the cost and availability of raw materials; (v) fluctuations in demand for our products; (vi) the length of billing and collection cycles and changes in amounts that may become uncollectible; (vii) changes in the frequency and complexity of government regulatory and enforcement activities; (viii) timing of customer payments; (ix) fluctuations in the exchange rates of various currencies against the

U.S. dollar; and (x) economic factors beyond our control. Such fluctuations could affect our ability to meet our obligations including debt repayments. Any failure to meet our financial obligations could have a material adverse effect on our financial position and results of operations.

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

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2020 we expect to continue to make significant capital expenditures to expand our HDI, mSAP, and other advanced manufacturing capabilities. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors. In addition, failure to adopt and implement technological improvements quickly may cause inefficiencies as our product yields or quality may decrease, resulting in increased costs.

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

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental laws and regulations regarding the storage, use, handling, and disposal of chemicals, solid wastes, and other hazardous materials, as well as compliance with wastewater and air quality standards. We rely on our vendors for the transportation and disposal of our solid and hazardous wastes generated by our manufacturing processes. If we are not able to find such services, our ability to conduct our business and our results of operations may be adversely impacted. In China, the government has a history of changing legal requirements with no or minimal notice. We believe that our facilities in China comply in all material respects with current applicable environmental laws and regulations and has resources in place to maintain compliance to them. The capital expenditure costs expected for environmental improvement initiatives are included in our annual capital expenditure projections.

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

The PCB industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal PCB and substrate competitors include AT&S (Austria Technologie & Systemtechnik Aktiengesellschaft), BoardTek Electronics Corporation, Chin-Poon Industrial Co., Ltd., Compeq Manufacturing Co., Ltd., IBIDEN Co., Ltd., ISU Petasys Co., Ltd., Suzhou Dongshan Precision Manufacturing Co., Ltd., Sanmina Corporation, Tripod Technology Corporation, Unimicron Technology Corporation, and WUS Printed Circuit Co., Ltd. Our principal E-M Solutions competitors include Amphenol Corporation, Flex Ltd., Jabil Inc., and Sanmina Corporation. Our competition for RF products include Cobham plc, Crane Aerospace & Electronics, TRM Microwave, Mercury Systems, Inc., AVX Corporation, Molex, and Smiths Group plc. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

We rely on information technology networks and systems, some of which are owned and operated by third parties, to collect, process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing, and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, hacking, terrorist attacks, and similar events. In addition, in the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary and confidential business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure collection, processing, storage, maintenance and transmission of this information is critical to our operations. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, cyber-

attacks, attacks by hackers or breaches due to employee or third party (including suppliers and business partners) error, malfeasance or other disruptions. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted. If unauthorized parties gain access to our information systems or such information is used in an unauthorized manner, misdirected, altered, lost, or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, loss of customers, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Damage to our manufacturing facilities due to fire, natural disaster, or other events could materially adversely affect our business, financial condition, and results of operations.

The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, other natural disasters, required maintenance, or other events could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis.

Our insurance coverage with respect to damages to our facilities or our customers’ products caused by natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms.

In the event one or more of our facilities is closed on a temporary or permanent basis as a result of a natural disaster, required maintenance or other event, our operations could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy and result in significant expenses for repair and related costs. While we have disaster recovery plans in place, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, required repair or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

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

Sales to EMS companies represented approximately 36%, 37% and 32% of our net sales for the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year is generally increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year. As a result of our acquisition of Viasystems, the NOLs acquired were subject to this limitation. Future transfers or sales of our common stock during a rolling three-year period by any of our “5-percent shareholders” could cause us to experience an ownership change under Section 382, which could further limit our use of NOLs.

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not be able to obtain patent protection outside of the United States.

Certain nations that we operate in may not grant us certain intellectual property rights that are customarily granted in more developed legal systems. Patent law reform in the United States and other countries may also weaken our ability to enforce our patent rights or make such enforcement financially unattractive. For example, despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors and, increasingly, Chinese companies. Chinese commercial law is relatively undeveloped compared to the commercial law in our other major markets and only limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries and in our joint venture agreements to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries. China has put in place a comprehensive system of intellectual property laws however, incidents of infringement are common, and enforcement of rights can, in practice, be difficult. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our headquarters, our principal manufacturing facilities and our drilling and tooling process facility.

U.S. Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Anaheim, CA (ANA)	PCB	—	96,000	96,000
Chippewa Falls, WI (CF)	PCB	4,980	281,000	285,980
Forest Grove, OR (FG)	PCB	12,774	218,300	231,074
Littleton, CO (DEN) (2)	PCB	54,590	53,502	108,092
Logan, UT (LG)	PCB	12,000	129,300	141,300
North Jackson, OH (NJ)	PCB	2,970	66,276	69,246
San Diego, CA (SD)	PCB	43,336	—	43,336
San Jose, CA (SJ)	PCB	42,434	—	42,434
Santa Ana, CA (1)	Headquarters	14,472	—	14,472
Santa Ana, CA (SA)	PCB	9,416	82,550	91,966
Santa Clara, CA (SC)	PCB	18,536	49,115	67,651
Salem, NH (SAL)	PCB	43,700	—	43,700
Stafford, CT (ST)	PCB	—	126,924	126,924
Stafford Springs, CT (SS)	PCB	30,251	85,328	115,579
Sterling, VA (STE)	PCB	100,896	—	100,896
Syracuse, NY (SYR)	PCB	37,639	156,000	193,639
Total		427,994	1,344,295	1,772,289

Foreign Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Canada
Toronto (TOR)	PCB	15,500	99,960	115,460
China
Dongguan (DMC)	PCB	—	1,069,129	1,069,129
Guangzhou (GME) (4)	PCB	—	1,468,372	1,468,372
Guangzhou (GZ)	PCB	—	2,237,318	2,237,318
Hong Kong (1)	Asia Headquarters	—	24,640	24,640
Hong Kong (OPCM)	PCB	—	128,432	128,432
Huiyang (HY)	PCB	—	503,935	503,935
Shanghai (SH)	E-M Solutions	85,745	—	85,745
Shanghai (SH E-MS)	E-M Solutions	—	402,200	402,200
Shanghai (SME) (4)	PCB	—	316,750	316,750
Shanghai (SMST/SP) (4)	PCB	—	760,502	760,502
Shanghai (SKE) (3) (4)	PCB	—	110,971	110,971
Shenzhen (SZ)	E-M Solutions	430,000	—	430,000
Suzhou (SUZ)	PCB	68,030	—	68,030
Zhongshan (ZS)	PCB	—	1,198,368	1,198,368
Total		599,275	8,320,577	8,919,852

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
(4)

On January 19, 2020, we entered into a definitive equity interests purchase agreement for the sale of these facilities – see Note 22 of the Notes to the Consolidated Financial Statements for further details.

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

As of February 19, 2020, there were approximately 281 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on February 19, 2020 was $13.64.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 29, 2014 to December 30, 2019, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the NASDAQ Composite Index; and
•	the Dow Jones U.S. Electrical Components & Equipment Index.

The graph assumes $100 was invested in our common stock on December 29, 2014, and an investment in NASDAQ Composite Index and the Dow Jones US Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., the NASDAQ Composite Index

and the Dow Jones US Electrical Components & Equipment Index

*	$100 invested on December 29, 2014 in stock or index, including reinvestment of dividends.

	12/29/2014	12/28/2015	1/2/2017	1/1/2018	12/31/2018	12/30/2019
TTM Technologies, Inc.	100.00	90.20	180.53	207.55	128.87	197.09
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
Dow Jones US Electrical Components & Equipment	100.00	94.44	114.27	145.64	127.77	158.04

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

	For the Year Ended
	December 30, 2019	December 31, 2018 (2)	January 1, 2018	January 2, 2017	December 28, 2015 (3)
	(In thousands, except per share data)
Consolidated Statements of Operations Data (1):
Net sales	$2,689,308	$2,847,261	$2,658,592	$2,533,359	$2,095,488
Cost of goods sold	2,287,625	2,390,227	2,229,011	2,109,744	1,785,351
Gross profit	401,683	457,034	429,581	423,615	310,137
Operating expenses:
Selling and marketing	74,011	73,313	65,856	66,366	57,361
General and administrative	152,096	159,437	126,141	147,247	167,669
Amortization of definite-lived intangibles	48,474	59,681	23,634	24,252	18,888
Restructuring charges	6,981	5,518	1,190	8,951	7,381
Impairment of long-lived assets	—	—	—	3,346	—
Gain on sale of assets	—	—	—	—	(2,504)
Total operating expenses	281,562	297,949	216,821	250,162	248,795
Operating income	120,121	159,085	212,760	173,453	61,342
Other income (expense):
Interest expense	(83,234)	(78,958)	(53,898)	(76,008)	(59,753)
Loss on extinguishment of debt	—	—	(768)	(47,767)	(802)
Other, net	9,297	9,641	(18,136)	17,324	8,189
Total other expense, net	(73,937)	(69,317)	(72,802)	(106,451)	(52,366)
Income before income taxes	46,184	89,768	139,958	67,002	8,976
Income tax (provision) benefit	(4,883)	83,816	(15,231)	(31,427)	(34,594)
Net income (loss)	41,301	173,584	124,727	35,575	(25,618)
Less: Net income attributable to the non-controlling interest	—	—	(513)	(714)	(264)
Net income (loss) attributable to TTM Technologies, Inc. stockholders	$41,301	$173,584	$124,214	$34,861	$(25,882)
Earnings (loss) per common share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.39	$1.68	$1.22	$0.35	$(0.28)
Diluted	$0.39	$1.38	$1.04	$0.34	$(0.28)
Weighted average common shares:
Basic	105,195	103,355	101,580	100,099	92,675
Diluted	106,332	134,036	132,476	101,482	92,675
Other Financial Data:
Depreciation of property, plant and equipment	$166,574	$162,708	$150,809	$156,229	$133,508

(1)

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal year 2019, 2018, 2017 and 2015 were 52 weeks ended December 30, 2019, December 31, 2018, January 1, 2018, and December 28, 2015, respectively. Fiscal year 2016 consisted of 53 weeks ended on January 2, 2017 with the additional week included in the fourth quarter. We estimate the additional week contributed approximately $29.2 million of additional revenue and approximately $1.1 million of additional operating income for the year ended January 2, 2017.

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

	As of
	December 30, 2019 (1)	December 31, 2018 (1)	January 1, 2018 (1)	January 2, 2017 (1)	December 28, 2015 (1)
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$396,018	$533,700	$500,951	$323,776	$277,526
Total assets	3,560,933	3,457,503	2,781,882	2,500,076	2,640,133
Long-term debt, including current maturities	1,475,937	1,492,425	980,057	1,019,682	1,170,786
TTM Technologies, Inc. stockholders’ equity	1,279,037	1,227,087	1,011,380	820,847	819,105

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Supplemental Data:
Adjusted EBITDA (2)	$376,244	$438,838	$388,566	$395,445	$285,673
Net cash provided by operating activities	311,937	273,138	332,755	298,336	237,462
Net cash used in investing activities	(135,972)	(746,192)	(124,090)	(77,968)	(247,660)
Net cash (used in) provided by financing activities	(31,813)	321,056	(58,976)	(217,109)	(5,756)

(1)

Reflects adoption of Financial Accounting Update 2015-03, Imputation of Interest, which requires that debt issuance costs related to debt be reported as a direct reduction from the face amount of the debt. Accordingly, as of December 30, 2019, December 31, 2018, January 1, 2018 and January 2, 2017, approximately $13.0 million, $16.3 million, $12.5 million and $4.7 million, respectively, of unamortized debt issuance costs were presented as a reduction of long-term debt on our balance sheet. Furthermore, we reclassified approximately $31.2 million of unamortized debt issuance costs that had been presented as other non-current assets as of December 28, 2015 as a reduction of long-term debt.

(2)

“EBITDA” means earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation, gain on sale of assets, inventory markup, acquisition-related costs, loss on extinguishment of debt, and impairments, restructuring and other charges. This is a non-GAAP financial measurement used by us to enhance the understanding of our operating results. Adjusted EBITDA is a key measure we use to evaluate our operations. We provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our operating performance and comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures, and working capital requirements. However, adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with accounting principles generally accepted in the United States. The following provides a reconciliation of adjusted EBITDA to the financial information in our consolidated statements of operations.

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018	January 2, 2017	December 28, 2015
	(In thousands)
Net income (loss)	$41,301	$173,584	$124,727	$35,575	$(25,618)
Add back items:
Income tax provision (benefit)	4,883	(83,816)	15,231	31,427	34,594
Interest expense	83,234	78,958	53,898	76,008	59,753
Depreciation of property, plant and equipment	166,574	162,708	150,809	156,229	133,508
Amortization of definite-lived intangible assets	53,296	63,026	23,634	24,252	18,888
EBITDA	349,288	394,460	368,299	323,491	221,125
Stock-based compensation	16,816	20,681	18,290	11,090	9,661
Gain on sale of assets	(3,743)	—	(2,348)	(1,472)	(2,504)
Inventory markup	—	4,900	—	—	—
Acquisition-related costs	6,902	13,279	2,266	1,688	34,448
Loss on extinguishment of debt	—	—	768	47,767	802
Impairments, restructuring, and other charges	6,981	5,518	1,291	12,881	22,141
Adjusted EBITDA	$376,244	$438,838	$388,566	$395,445	$285,673

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition as of December 30, 2019. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions), as well as a global designer and manufacturer of radio-frequency (RF) and microwave components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,900 customers in various markets throughout the world, including aerospace and defense, automotive components, smartphones and other mobile devices, high-end computing, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

In December 2019, a strain of coronavirus surfaced in China. As a result, there have been numerous factory closures. While many factories were closed for a few days because of the Chinese New Year holiday, the Chinese government ordered that businesses in various areas extend the Chinese New Year holiday due to the coronavirus outbreak. Moreover, because of the current restrictions on travel in China, our employees have been affected and we experienced labor shortages and may continue to experience those shortages for some time. Also, it is possible that the Chinese government will announce new closures in the future. Some of our suppliers and customers in China have similarly been affected and experienced closures and risks of labor shortages. If our suppliers experience additional closures in the future, we may have difficulty sourcing materials necessary to fulfill production requirements and meet scheduled shipments, which will negatively affect our revenues. Even if we are able to find alternate sources for such materials, they may cost more, which will affect our profitability. If our customers in China experience additional closures in the future and are not able to accept orders or if they delay or cancel such orders, our revenues will be negatively affected. At this point in time, there is significant uncertainty relating to the potential effect of the coronavirus on our business. Infections may become more widespread and there might be additional factory closures in the future, all of which will have a negative impact on our business, financial condition and operating results. As a result of this disruption, our financial results for the first quarter of 2020 will be negatively affected.

On January 19, 2020, we entered into a definitive equity interests purchase agreement for the sale of the following subsidiaries of our Mobility business unit: Shanghai Kaiser Electronics Co., Ltd. (SKE), Shanghai Meadville Electronics Co., Ltd. (SME), Shanghai Meadville Science & Technology Co., Ltd. (SP) and Guangzhou Meadville Electronics Co., Ltd. (GME) for a base purchase price of $550.0 million in cash, subject to customary purchase price adjustments. The purchase agreement excludes from the sale certain accounts receivable related to the business, which we expect, based on the terms of the purchase agreement will result in an estimated $110.0 million in cash to us.

FINANCIAL OVERVIEW

For the fiscal year 2019, we experienced lower demand in our commercial (non-Aerospace and Defense related) end markets, partially offset by higher demand in our Aerospace and Defense end market.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our five largest customers accounted for 33%, 32% and 37% of our net sales in fiscal years 2019, 2018 and 2017, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	For the Year Ended
End Markets (1)	December 30, 2019	December 31, 2018 (3)	January 1, 2018
Aerospace and Defense	26%	21%	16%
Automotive	16	18	19
Cellular Phone (2)	13	14	18
Computing/Storage/Peripherals (2)	13	14	13
Medical/Industrial/Instrumentation	14	14	14
Networking/Communications	15	17	18
Other (2)	3	2	2
Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Smartphones are included in the Cellular Phone end market, tablets are included in the Computing/Storage/Peripherals end market and other consumer devices that include wearables, portable video devices and personal headphones are included in the Other end market.

(3)	Amended for Anaren integration and amounts include activity of Anaren since the acquisition which occurred on April 18, 2018.

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

Our critical accounting policies include impairment of goodwill and intangible assets and realizability of deferred tax assets.

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

We have two reportable segments consisting of PCB and E-M Solutions. Goodwill is only attributable to our PCB reportable segment. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our PCB reportable segment is made up of five reporting units. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or perform its annual impairment test. When tested quantitatively, we compare the fair value of the applicable reporting unit with its carrying value. We estimate the fair values of our reporting units using a combination of the income and market approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss.

During the third fiscal quarter, our Communications and Computing and Automotive and Medical/Industrial/Instrumentation reporting units had lower than anticipated results and continued declines in sales. We considered these factors to be indicators of potential impairment requiring us to test the related goodwill of $39.3 million for Communications and Computing reporting unit and $185.5 million for Automotive and Medical/Industrial/Instrumentation reporting unit for impairment. As of September 30, 2019, we completed a quantitative goodwill impairment analysis related to these reporting units by comparing the fair value of the reporting unit with its carrying amount. We determined the fair value of the reporting units by using discounted cash flow (DCF) and market analyses. Under the market approach, we used revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting units.

A DCF analysis requires us to estimate the future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated future operating conditions. We estimate cash flows for a reporting unit over a discrete period and a terminal period (considering expected long-term growth rates and trends).

Based on our analysis, we estimated that the fair value of the Communications and Computing and Automotive and Medical/Industrial/Instrumentation reporting units exceeded their respective carrying value by 19% and 8%, respectively. If our future cash flow projections and other fair value assumptions for our reporting unit change, we may be subject to potential impairment in subsequent quarters. Estimating the fair value of the reporting unit requires us to make assumptions and estimates in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value of the reporting unit.

In the fourth quarter of 2019, we performed our annual impairment test qualitatively and concluded that it was more likely than not that goodwill was not impaired. Management will continue to monitor the reporting units for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. If the economy or business environment falter and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be re-measured, which could impact the carrying value of our goodwill in one or more of our reporting units.

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

Income Taxes

Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred income tax assets to the amounts that are more likely than not to be realized based on our estimate of future taxable income. As of December 30, 2019, we had a net non-current deferred income tax asset of $26.1 million, which is comprised of a net deferred tax asset of $164.9 million and a net deferred tax liability of $138.8 million. As of December 30, 2019, our deferred income tax asset of $164.9 million was net of a valuation allowance of approximately $25.9 million. Should our expectations of taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could affect our results of operations in the period such a determination is made.

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

RESULTS OF OPERATIONS

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal year 2019, 2018, and 2017 were 52 weeks ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively.

The following table sets forth the relationship of various items to net sales in our consolidated statements of operations:

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.1	83.9	83.8
Gross profit	14.9	16.1	16.2
Operating expenses:
Selling and marketing	2.8	2.6	2.5
General and administrative	5.7	5.6	4.7
Amortization of definite-lived intangibles	1.8	2.1	1.0
Restructuring charges	0.3	0.2	—
Total operating expenses	10.6	10.5	8.2
Operating income	4.3	5.6	8.0
Other income (expense):
Interest expense	(3.1)	(2.7)	(2.0)
Other, net	0.3	0.3	(0.7)
Total other expense, net	(2.8)	(2.4)	(2.7)
Income before income taxes	1.5	3.2	5.3
Income tax (provision) benefit	(0.2)	2.9	(0.6)
Net income	1.3%	6.1%	4.7%

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

Net Sales

Total net sales decreased $158.0 million, or 5.5%, to $2,689.3 million for the year ended December 30, 2019 from $2,847.3 million for the year ended December 31, 2018. Net sales for the PCB reportable segment decreased $158.3 million, or 6.0%, to $2,463.0 million for the year ended December 30, 2019 from $2,621.3 million for the year ended December 31, 2018. The reduction in PCB net sales was primarily due to lower demand in our commercial (non-Aerospace and Defense related) end markets, partially offset by increased demand in our Aerospace and Defense end market, which was primarily the result of the impact in the fiscal year 2019 of our acquisition of Anaren (which occurred on April 18, 2018) and higher demand at our other Aerospace and Defense focused facilities. These changes resulted in a 16.7% decrease in the volume of PCB shipments partially offset by an average PCB selling price increase of 10.0%, driven mainly by product mix shift, as compared to the year ended December 31, 2018. Net sales for the E-M Solutions reportable segment increased $0.4 million, or 0.2%, to $226.3 million for the year ended December 30, 2019 from $225.9 million for the year ended December 31, 2018. The increase was primarily due to higher demand in our Automotive end market, partially offset by a lower demand in Medical/Industrial/Instrumentation and Networking/Communications end markets.

Total net sales increased $188.7 million, or 7.1%, to $2,847.3 million for the year ended December 31, 2018 from $2,658.6 million for the year ended January 1, 2018. Net sales for the PCB reportable segment increased $172.8 million, or 7.1%, to $2,621.3 million for the year ended December 31, 2018 from $2,448.5 million for the year ended January 1, 2018. This increase was primarily due to the acquisition of Anaren, which accounted for $191.0 million in net sales in 2018, as well as higher demand in the Aerospace and Defense, Computing/Storage/Peripherals and Medical/Industrial/Instrumentation end markets compared to the year ended January 1, 2018, partially offset by a decline in demand in our Cellular Phone, Networking/Communications and Automotive end markets. These changes resulted in an average PCB selling price increase of 8.1%, driven mainly by product mix shift, however the resulting increase in net sales was partially offset by a 6.9% decrease in the volume of PCB shipments as compared to the year ended January 1, 2018. Net sales for the E-M Solutions reportable segment increased $15.8 million, or 7.5%, to $225.9 million for the year ended December 31, 2018 from $210.1 million for the year ended January 1, 2018. The increase was primarily due to higher demand in our Automotive and Networking/Communications end markets.

For information regarding net sales by country, see Note 17 of the Notes to Consolidated Financial Statements.

Gross Margin

Overall gross margin decreased to 14.9% for the year ended December 30, 2019 from 16.1% for the year ended December 31, 2018. Gross margin for the PCB reportable segment decreased to 16.3% for the year ended December 30, 2019 from 17.2% for the year ended December 31, 2018, primarily due to lower volumes in our commercially focused facilities. Gross margin for the E-M Solutions reportable segment decreased to 7.2% for the year ended December 30, 2019 from 8.0% for the year ended December 31, 2018, primarily due to mix shift toward higher direct material content work.

Overall gross margin decreased to 16.1% for the year ended December 31, 2018 from 16.2% for the year ended January 1, 2018. Gross margin for the PCB reportable segment was 17.2% for both the years ended January 1, 2018 and December 31, 2018, primarily due to the acquisition of Anaren and higher capacity utilization at our Aerospace & Defense focused facilities, offset by decreased volumes at our Cellular Phone focused facilities. Gross margin for the PCB reportable segment included a charge of $4.9 million to cost of goods sold associated with inventory resulting from purchase accounting. Gross margin for the E-M Solutions reportable segment decreased to 8.0% for the year ended December 31, 2018 from 8.1% for the year ended January 1, 2018.

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the year ended December 30, 2019 in our Asia and North America PCB facilities was 64% and 58%, respectively, compared to 75% and 60%, respectively, for the year ended December 31, 2018. The decline in capacity utilization in our Asia and North America PCB facilities was due to a decrease in sales in our commercial end markets.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.7 million to $74.0 million for the year ended December 30, 2019 from $73.3 million for the year ended December 31, 2018. As a percentage of net sales, selling and marketing expenses were 2.8% for the year ended December 30, 2019 as compared to 2.6% for the year ended December 31, 2018. The increase in selling and marketing expenses in 2019 primarily relates to expenses associated with operations acquired in the Anaren acquisition.

Selling and marketing expenses increased $7.4 million to $73.3 million for the year ended December 31, 2018 from $65.9 million for the year ended January 1, 2018. As a percentage of net sales, selling and marketing expenses were 2.6% for the year ended December 31, 2018 as compared to 2.5% for the year ended January 1, 2018. The increase in selling and marketing expenses in 2018 was primarily related to the acquisition of Anaren on April 18, 2018.

General and Administrative Expenses

General and administrative expenses decreased $7.3 million to $152.1 million, or 5.7% of net sales, for the year ended December 30, 2019 from $159.4 million, or 5.6% of net sales, for the year ended December 31, 2018. The decrease in expense was primarily due to the decrease in acquisition-related costs of $6.4 million primarily associated with the acquisition of Anaren on April 18, 2018 and a decrease in stock-based compensation and incentive compensation expense of $4.1 million and $2.3 million, respectively, partially offset by $6.4 million for the additional three and a half months of general and administrative expense associated with operations acquired in the Anaren acquisition in 2019 (which occurred on April 18, 2018).

General and administrative expenses increased $33.3 million to $159.4 million, or 5.6% of net sales, for the year ended December 31, 2018 from $126.1 million, or 4.7% of net sales, for the year ended January 1, 2018. The increase in expense was primarily related to general and administrative expenses incurred by Anaren post acquisition and $13.3 million of acquisition-related costs during the year ended December 31, 2018 primarily associated with the acquisition of Anaren on April 18, 2018.

Restructuring Charges

For the years ended December 30, 2019, December 31, 2018 and January 1, 2018, we incurred restructuring charges of $7.0 million, $5.5 million, and $1.2 million, respectively, related to realignment of operations with anticipated market demand, integration and other efficiency and cost saving measures following the acquisition of Anaren on April 18, 2018 and closure of our facilities in Cleveland, Ohio, Milpitas, California, and Juarez, Mexico and other global realignment efforts following the acquisition of Viasystems on May 31, 2015.

For the year ended December 30, 2019, we recognized restructuring charges of $6.9 million and $0.1 million in our PCB reportable segment and Corporate, respectively. For the year ended December 31, 2018, we recognized restructuring charges of $2.0 million and $3.5 million in our PCB reportable segment and Corporate, respectively. For the year ended January 1, 2018, we recognized restructuring charges of $0.3 million and $0.5 million in our PCB and E-M Solutions reportable segments, respectively, and $0.4 million in Corporate. These charges primarily represent employee separation and contract termination and other costs associated with the restructuring plans.

Other Income (Expense)

Other expense, net increased $4.6 million to $73.9 million for the year ended December 30, 2019 from $69.3 million for the year ended December 31, 2018. The increase in other expense, net was primarily due to:

•

an increase in expense of $4.9 million due to $1.4 million of foreign exchange losses for the year ended December 30, 2019 compared to $3.5 million foreign exchange gains for the year ended December 31, 2018, primarily resulting from a strengthening Chinese Renminbi relative to the U.S. dollar,

•	an increase in interest expense of $4.3 million, primarily related to the $600.0 million incremental debt incurred in conjunction with the Anaren acquisition,
•	partially offset by an increase in other income related to the sale of other assets of $3.7 million and an increase in government subsidies of $0.9 million.

Other expense, net decreased $3.5 million to $69.3 million for the year ended December 31, 2018 from $72.8 million for the year ended January 1, 2018. The decrease in other expense, net was primarily due to:

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

Income Taxes

The provision for income taxes increased $88.7 million to an income tax expense of $4.9 million for the year ended December 30, 2019 from an income tax benefit of $83.8 million for the year ended December 31, 2018. The increase in income tax expense in 2019 was primarily due to the absence of a $121.4 million release of the Company’s valuation allowance against its net deferred tax assets in 2018, partially offset by a reduction in the deferred tax liability related to unremitted foreign earnings and tax benefits resulting from the decreased income before income taxes.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the US federal income tax rate, apportioned state income tax rates, generation of other credits and deductions available to us, as well as changes in valuation allowances, certain non-deductible items, global intangible low taxed income, and an establishment of a deferred tax liability related to unremitted foreign earnings.

The provision for income taxes decreased $99.1 million to an income tax benefit of $83.9 million for the year ended December 31, 2018 from an income tax expense of $15.2 million for the year ended January 1, 2018. The decrease in income tax expense in 2018 was primarily due to a release of the valuation allowance in the U.S. and certain foreign entities and an increase in tax incentives in China, partially offset by an increase to tax expense for the establishment of a deferred tax liability related to unremitted foreign earnings.

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

Cash flow provided by operating activities during the year ended December 30, 2019 was $311.9 million as compared to $273.1 million in the same period in 2018. The increase in cash flow was primarily due to less investment in working capital, partially offset by decrease in net income of $132.3 million.

Net cash used in investing activities was approximately $136.0 million for the year ended December 30, 2019 primarily reflecting purchases of property, plant and equipment. Net cash used in investing activities was approximately $746.2 million for the year ended December 31, 2018 primarily reflecting $596.4 million for the acquisition of Anaren, net of debt assumed, and $150.1 million for purchases of property, plant and equipment.

Net cash used in financing activities was approximately $31.8 million for the year ended December 30, 2019, primarily reflecting repayment of long-term debt of $30.0 million and payment of debt issuance costs of $1.8 million. Net cash provided by financing activities was approximately $321.1 million for the year ended December 31, 2018, primarily reflecting proceeds of $623.0 million from the incremental term and revolving loan borrowings, offset by the repayment of assumed long-term debt related to the acquisition of Anaren of $178.6 million, repayment of long-term debt of $114.4 million, and payment of debt issuance costs and original issue discount of $9.2 million associated with the Term Loan Facility and Senior Notes.

As of December 30, 2019, we had cash and cash equivalents of approximately $400.2 million, of which approximately $349.0 million was held by our foreign subsidiaries, primarily in China.

Our 2020 capital expenditure plan is expected to be in the range of $130.0 million to $140.0 million.

Long-term Debt and Letters of Credit

As of December 30, 2019, we had $1,475.9 million of outstanding debt, net of discount and debt issuance costs, composed of $797.2 million of Term Loan due September 2024, $369.7 million of Senior Notes due October 2025, $239.0 million of Convertible Senior Notes due December 2020, $40.0 million under the U.S. ABL, and $30.0 million under the Asia ABL.

Borrowings under the Term Loan Facility and Senior Notes Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. As of December 30, 2019, we were in compliance with the covenants under the Term Loan Facility, Senior Notes Facility and ABL Revolving Loans.

Based on our current level of operations, we believe that cash generated from operations, cash on hand and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next twelve months. Additional information regarding our indebtedness, including information about availability under our credit facilities, interest rates and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Long-term Debt and Letters of Credit, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of December 30, 2019:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$1,250,879	$—	$—	$875,879	$375,000
Convertible debt obligations	249,975	249,975	—	—	—
Interest on debt obligations	306,709	62,541	117,004	106,070	21,094
Derivative liabilities	13,203	4,925	8,278	—	—
Purchase obligations	1,469,067	1,318,437	141,967	675	7,988
Total contractual obligations	$3,289,833	$1,635,878	$267,249	$982,624	$404,082

(1)

Unrecognized uncertain tax benefits of $39.3 million are not included in the table above as the settlement timing is uncertain. Operating leases are not included in the table above – see Note 2 of the Notes to Consolidated Financial Statements for further details.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times purchase forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of December 30, 2019 and December 31, 2018 was approximately $3.3 million and $4.3 million, respectively. We designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts as of December 30, 2019 and
December 31, 2018:

	As of December 30, 2019		As of December 31, 2018
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands)
Receive foreign currency/pay USD
Japanese Yen	$3,304	0.01	$4,313	0.01

Estimated fair value, net liability	$(28)		$(139)

Interest rate risk

Our business is exposed to risks resulting from fluctuations in interest rates. Our interest expense is more sensitive to fluctuations in the general level of LIBOR interest rates than to changes in rates in other markets. Increases in interest rates would increase interest expense relating to our outstanding variable rate borrowings and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of our debt obligations.

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of December 30, 2019, the fair value of the interest rate swap was recorded as a liability and as a component of other long-term liabilities in the amount of $12.1 million. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. No ineffectiveness was recognized for the year ended December 30, 2019. During the year ended December 30, 2019, the interest rate swap increased interest expense by $2.3 million.

As of December 30, 2019, approximately 68.3% of our long term debt was based on fixed rates. Based on our borrowings as of December 30, 2019, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.8 million.

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

Debt Instruments

The table below presents the fiscal calendar maturities of long-term debt through 2024 and thereafter of our debt instruments as of December 30, 2019 and December 31, 2018:

	As of December 30, 2019
	2020	2021	2022	2023	2024	Thereafter (1)	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$—	$—	$875,879	$—	$875,879	$878,901	4.19%
US$ Fixed Rate	249,975	—	—	—	—	375,000	624,975	781,829	4.08%
Total	$249,975	$—	$—	$—	$875,879	$375,000	$1,500,854	$1,660,730

	As of December 31, 2018
	2019	2020	2021	2022	2023	Thereafter (1)	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$30,000	$70,000	$—	$—	$—	$805,879	$905,879	$852,592	4.92%
US$ Fixed Rate	—	249,985	—	—	—	375,000	624,985	641,738	4.08%
Total	$30,000	$319,985	$—	$—	$—	$1,180,879	$1,530,864	$1,494,330

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

The table below presents information regarding our interest rate swaps as of December 30, 2019:

	2019	Fair Market Value
	(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(11,482)
Average interest received rate	2.27%
Interest received amount	9,167
Fair value loss as of December 30, 2019		$(12,067)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page 54 of this report, which consolidated financial statements, notes and report are incorporated herein by reference.

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal years 2019 and 2018 were 52 weeks and ended December 30, 2019 and December 31, 2018, respectively, and each quarter of both fiscal years 2019 and 2018 contained 91 days.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 30, 2019:
Net sales	$620,200	$633,038	$716,817	719,253
Gross profit	88,685	84,615	103,834	124,549
(Loss) income before income taxes	(4,728)	594	23,919	26,399
Net (loss) income	(3,252)	3,424	15,870	25,259
Net (loss) income attributable to TTM Technologies, Inc. stockholders	(3,252)	3,424	15,870	25,259
(Loss) earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$(0.03)	$0.03	$0.15	$0.24
Diluted	$(0.03)	$0.03	$0.14	$0.21
Year Ended December 31, 2018:
Net sales	$663,582	$716,887	$755,837	$710,955
Gross profit	88,678	116,140	129,584	122,632
Income before income taxes	15,147	17,459	34,538	22,624
Net income	10,097	84,004	27,001	52,482
Net income attributable to TTM Technologies, Inc. stockholders	10,097	84,004	27,001	52,482
Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.10	$0.81	$0.26	$0.51
Diluted	$0.09	$0.65	$0.22	$0.42

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of December 30, 2019, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the supervision of and with the participation of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2019 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 30, 2019.

The effectiveness of our internal control over financial reporting as of December 30, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 55 of this Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 54 of this Report.

(b)	Exhibits

Exhibit Number	Exhibits

2.1	Stock Purchase Agreement between TTM Technologies, Inc. and Anaren Holdings, LLC dated December 1, 2017(20)

2.4	Equity Interests Purchase Agreement, dated as of January 20, 2020, by and among TTM Technologies, Inc., TTM Technologies China Limited and AKMMeadville Electronics (Xiamen) Co., Ltd.(26)

3.1	Registrant’s Certificate of Incorporation, as amended May 12,2016(1)

3.2	Registrant’s Fourth Amended and Restated Bylaws, as amended March 2, 2016(2)

4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer & Trust Company(3)

4.3	Form of Registrant’s common stock certificate(4)

4.4	Sell-Down Registration Rights Agreement, dated December 23, 2009, by and among Meadville Holdings Limited, MTG Investment (BVI) Limited, and the Registrant(5)

4.8	Indenture, dated as of December 20, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC(6)

4.9	Senior Notes Indenture among TTM Technologies, Inc. and Wilmington National Association dated September 28, 2017(19)

4.10*	Description of the Registrant’s Securities

10.13‡	TTM Technologies, Inc. 2014 Incentive Compensation Plan(7)

10.15	Form of Director and Officer Indemnification Agreement, dated December 10, 2014(8)

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

10.53	TTM Technologies, Inc. Executive Compensation Recoupment Policy(23)

10.54

Amended and Restated Facility Agreement, dated as of June 4, 2019, by and among TTM Technologies Enterprises (HK) Limited, TTM Technologies China Limited and TTM Technologies Trading (Asia) Company Limited as borrowers, TTM Technologies (Asia Pacific) Limited and other parties as guarantors, The Hongkong and Shanghai Banking Corporation Limited and Barclays Bank PLC as original lenders, The Hongkong and Shanghai Banking Corporation Limited as arranger, facility agent, security trustee and issuing bank(24)

10.55

Second Amendment, dated as of June 3, 2019, to the ABL Credit Agreement, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents thereto(24)

10.56

Chinese Revolver, dated as of July 18, 2019, by and among Shanghai Kaiser Electronics Co., Ltd. and Shanghai Meadville Electronics Co., Ltd., wholly-owned subsidiaries of TTM Technologies, Inc., as borrowers and the Agricultural Bank of China as lender(25)

10.57	Payment Guarantee, dated January 21, 2020, issued by DBS Bank Ltd, Hong Kong Branch on behalf of the Seller(26)

10.58	Payment Guarantee, dated January 21, 2020, issued by Bank of China (Hong Kong) Limited on behalf of the Seller(26)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 6, 2011 and to the Registrant’s Form 8-K as filed with the commission on May 18, 2016.
(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on March 8, 2016.
(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 15, 2008.
(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.
(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 23, 2009.
(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 20, 2013.
(7)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on August 13, 2014.
(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 15, 2014.
(9)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on November 16, 2009.
(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 22, 2010.
(11)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2011.
(12)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 14, 2014.
(13)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on May 5, 2015.
(14)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 29, 2015.
(15)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 10, 2015.
(16)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on June 1, 2016.
(17)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 4, 2016.
(18)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on November 3, 2016.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 29, 2017.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 4, 2017.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 14, 2017.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on April 18, 2018.
(23)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on February 26, 2019.
(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on June 6, 2019.
(25)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on August 7, 2019.
(26)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 22, 2020.
‡	Management contract or Compensation Plan
*	Filed herewith
(c)	Financial Statement Schedules

None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ Thomas T. Edman
Thomas T. Edman President and Chief Executive Officer

Date: February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas T. Edman Thomas T. Edman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2020

/s/ Todd B. Schull Todd B. Schull	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2020

/s/ Robert E. Klatell Robert E. Klatell	Chairman of the Board	February 25, 2020

/s/ Kenton K. Alder Kenton K. Alder	Director	February 25, 2020

/s/ Julie S. England Julie S. England	Director	February 25, 2020

/s/ Philip G. Franklin Philip G. Franklin	Director	February 25, 2020

/s/ Rex D. Geveden Rex D. Geveden	Director	February 25, 2020

/s/ Chantel E. Lenard Chantel E. Lenard	Director	February 25, 2020

/s/ John G. Mayer John G. Mayer	Director	February 25, 2020

/s/ Tang Chung Yen, Tom Tang Chung Yen, Tom	Director	February 25, 2020

/s/ Dov S. Zakheim Dov S. Zakheim	Director	February 25, 2020

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TTM Technologies, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the Company) as of December 30, 2019 and December 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal 2019 due to the adoption of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 842, Leases.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue in fiscal 2018 due to the adoption of the FASB’s ASC Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the goodwill impairment test for the AMI&I and C&C reporting units

As discussed in Note 5 to the consolidated financial statements, the goodwill balance as of December 30, 2019 was $775 million. Of that amount, $186 million related to the Automotive, Medical, Industrial and Instrumentation (AMI&I) reporting unit and $39 million related to the Communications and Computing (C&C) reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value.

We identified the assessment of the goodwill impairment test for the AMI&I and C&C reporting units as a critical audit matter. The estimated fair values of the AMI&I and C&C reporting units were 8% and 19%, respectively, above their carrying values, indicating a higher risk that goodwill may be impaired. This resulted in the application of greater auditor judgment. The revenue growth rate and the discount rate assumptions used to estimate the fair values of the reporting units were challenging to test. This is because minor changes to those assumptions could have a significant effect on the Company’s assessment of the carrying value of the goodwill.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair values of the reporting units. We also tested controls related to revenue growth rates and the assumptions used to develop the discount rates. We performed sensitivity analyses over the revenue growth rate and discount rate assumptions. This was done to assess their impact on the Company’s determination that the fair values of the AM&I and C&C reporting units exceeded their carrying values. We evaluated the Company’s forecasted revenue growth rates for the AMI&I and C&C reporting units, by comparing the growth rate assumptions to forecasted growth rates in analyst reports. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved a valuation professional with specialized skill and knowledge, who assisted in:

•	comparing the Company’s discount rates against discount rate ranges that were independently developed using publicly available market data for comparable entities;
•	developing estimates of the AMI&I and C&C reporting units’ fair values using the Company’s cash flow forecasts for those reporting units and independently developed discount rates; and
•	comparing the results of our estimates of fair value to the Company’s fair value estimates.

Evaluation of the sufficiency of audit evidence over net sales

As discussed in Note 1 to the consolidated financial statements, the Company recorded approximately $2.7 billion of net sales in 2019. Net sales are recognized primarily from the manufacture and distribution of printed circuit boards, backplane assemblies, electro-mechanical solutions, radio-frequency and microwave components and assemblies from numerous locations around the world.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the geographical dispersion and decentralized nature of the Company’s net sales generating activities and related control environment. This included determining the Company locations at which procedures were performed and the supervision and review of the procedures performed at those locations. It also included the involvement of IT professionals with specialized skills and knowledge, who assisted in the performance of certain procedures.

The primary procedures we performed to address this critical audit matter included the following. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including determining the locations at which those procedures were to be performed. At each location where procedures were performed, we (1) tested certain internal controls over the Company’s net sales processes, including the Company’s controls over the accurate recording of sales amounts; (2) involved IT professionals, who assisted in testing certain IT applications used by the Company in its revenue recognition processes; and (3) tested the recorded net sales by selecting a sample of transactions and comparing the amounts recognized to underlying documentation, including contracts with customers and shipping documentation. In addition, we evaluated the overall sufficiency of audit evidence obtained over net sales.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Irvine, California

February 25, 2020

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of
	December 30,	December 31,
	2019	2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$400,154	$256,360
Accounts receivable, net	503,664	523,165
Contract assets	288,235	287,741
Inventories	122,019	109,377
Prepaid expenses and other current assets	28,612	30,271
Total current assets	1,342,684	1,206,914
Property, plant and equipment, net	1,022,929	1,052,024
Operating lease right-of-use assets	24,156	—
Goodwill	774,791	767,045
Definite-lived intangibles, net	332,008	375,923
Deposits and other non-current assets	64,365	55,597
	$3,560,933	$3,457,503
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$249,975	$30,000
Accounts payable	483,566	431,288
Contract liabilities	3,838	3,220
Accrued salaries, wages and benefits	98,720	94,950
Other	110,567	113,756
Total current liabilities	946,666	673,214
Long-term debt, net of discount and issuance costs	1,225,962	1,462,425
Operating lease liabilities	16,517	—
Other long-term liabilities	92,751	94,777
Total long-term liabilities	1,335,230	1,557,202
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 105,510 and 103,687 shares issued and outstanding as of December 30, 2019 and December 31, 2018, respectively	106	104
Additional paid-in capital	814,708	797,895
Retained earnings	474,309	433,008
Accumulated other comprehensive loss	(10,086)	(3,920)
Total stockholders’ equity	1,279,037	1,227,087
	$3,560,933	$3,457,503

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Year Ended
	December 30,	December 31,	January 1,
	2019	2018	2018
	(In thousands, except per share data)
Net sales	$2,689,308	$2,847,261	$2,658,592
Cost of goods sold	2,287,625	2,390,227	2,229,011
Gross profit	401,683	457,034	429,581
Operating expenses:
Selling and marketing	74,011	73,313	65,856
General and administrative	152,096	159,437	126,141
Amortization of definite-lived intangibles	48,474	59,681	23,634
Restructuring charges	6,981	5,518	1,190
Total operating expenses	281,562	297,949	216,821
Operating income	120,121	159,085	212,760
Other income (expense):
Interest expense	(83,234)	(78,958)	(53,898)
Loss on extinguishment of debt	—	—	(768)
Other, net	9,297	9,641	(18,136)
Total other expense, net	(73,937)	(69,317)	(72,802)
Income before income taxes	46,184	89,768	139,958
Income tax (provision) benefit	(4,883)	83,816	(15,231)
Net income	41,301	173,584	124,727
Less: Net income attributable to the non-controlling interest	—	—	(513)
Net income attributable to TTM Technologies, Inc. stockholders	$41,301	$173,584	$124,214

Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic earnings per share	$0.39	$1.68	$1.22
Diluted earnings per share	$0.39	$1.38	$1.04

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

	For the Year Ended
	December 30,	December 31,	January 1,
	2019	2018	2018
	(In thousands)
Net income	$41,301	$173,584	$124,727
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(463)	(2,567)	47,294
Pension obligation adjustments, net	(300)	(1,284)	—
Net unrealized (losses) gains on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the year, net	(7,296)	(4,846)	276
Loss realized in the statement of operations	1,893	1,374	162
Net	(5,403)	(3,472)	438
Other comprehensive (loss) income, net of tax	(6,166)	(7,323)	47,732
Comprehensive income, net of tax	35,135	166,261	172,459
Less: Comprehensive income attributable to the non-controlling interest	—	—	(513)
Comprehensive income attributable to TTM Technologies, Inc. stockholders	$35,135	$166,261	$171,946

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total TTM Technologies, Inc. Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Equity
	(In thousands)
Balance, January 2, 2017	100,396	$100	$758,440	$106,636	$(44,329)	$820,847	$8,278	$829,125
Net income	—	—	—	124,214	—	124,214	513	124,727
Other comprehensive income	—	—	—	—	47,732	47,732	—	47,732
Purchase of non-controlling equity interest	—	—	223	—	—	223	(8,791)	(8,568)
Exercise of stock options	7	—	74	—	—	74	—	74
Issuance of common stock for performance-based restricted stock units	291	1	(1)	—	—	—	—	—
Issuance of common stock for restricted stock units	1,126	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	18,290	—	—	18,290	—	18,290
Balance, January 1, 2018	101,820	$102	$777,025	$230,850	$3,403	$1,011,380	$—	$1,011,380
New revenue standard adjustment	—	—	—	28,574	—	28,574	—	28,574
Net income	—	—	—	173,584	—	173,584	—	173,584
Other comprehensive loss	—	—	—	—	(7,323)	(7,323)	—	(7,323)
Exercise of stock options	20	—	191	—	—	191	—	191
Issuance of common stock for performance-based restricted stock units	521	1	(1)	—	—	—	—	—
Issuance of common stock for restricted stock units	1,326	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	20,681	—	—	20,681	—	20,681
Balance, December 31, 2018	103,687	$104	$797,895	$433,008	$(3,920)	$1,227,087	$—	$1,227,087
Net income	—	—	—	41,301	—	41,301	—	41,301
Other comprehensive loss	—	—	—	—	(6,166)	(6,166)	—	(6,166)
Redemption of convertible notes, net	—	—	(1)	—	—	(1)	—	(1)
Issuance of common stock for performance-based restricted stock units	693	1	(1)	—	—	—	—	—
Issuance of common stock for restricted stock units	1,130	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	16,816	—	—	16,816	—	16,816
Balance, December 30, 2019	105,510	$106	$814,708	$474,309	$(10,086)	$1,279,037	$—	$1,279,037

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$41,301	$173,584	$124,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	166,574	162,708	150,809
Amortization of definite-lived intangible assets	53,296	63,026	23,634
Amortization of debt discount and issuance costs	14,265	14,687	10,970
Deferred income taxes	(12,454)	(98,291)	(9,190)
Stock-based compensation	16,816	20,681	18,290
Loss on extinguishment of debt	—	—	768
Other	(2,142)	(3,789)	9,982
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	19,501	1,366	(51,115)
Contract assets	(494)	(3,502)	—
Inventories	(12,642)	18,254	(25,376)
Prepaid expenses and other current assets	1,802	5,199	(2,005)
Accounts payable	42,045	(45,739)	54,602
Contract liabilities	618	(4,558)	—
Accrued salaries, wages and benefits and other current liabilities	(16,549)	(30,488)	26,659
Net cash provided by operating activities	311,937	273,138	332,755
Cash flows from investing activities:
Acquisition of Anaren, net of cash acquired	—	(596,396)	—
Purchase of property, plant and equipment and other assets	(142,576)	(150,127)	(151,345)
Proceeds from sale of property, plant and equipment and assets held for sale	6,604	331	27,255
Net cash used in investing activities	(135,972)	(746,192)	(124,090)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	600,000	725,000
Repayment of long-term debt borrowing	(30,000)	(114,378)	(700,875)
Repayment of assumed long-term debt in acquisition	—	(178,604)	—
Proceeds (repayment) from borrowings of revolving loan	—	23,000	(63,000)
Payment of debt issuance costs	(1,803)	(7,653)	(9,842)
Payment of original issue discount	—	(1,500)	(1,750)
Proceeds from exercise of stock options	—	191	74
Payment for purchase of non-controlling interest	—	—	(8,568)
Redemption of convertible notes	(10)	—	(15)
Net cash (used in) provided by financing activities	(31,813)	321,056	(58,976)
Effect of foreign currency exchange rates on cash and cash equivalents	(358)	(968)	3,360
Net increase (decrease) in cash and cash equivalents	143,794	(152,966)	153,049
Cash and cash equivalents at beginning of year	256,360	409,326	256,277
Cash and cash equivalents at end of year	$400,154	$256,360	$409,326
Supplemental cash flow information:
Cash paid, net for interest	$71,267	$62,967	$39,062
Cash paid, net for income taxes	20,120	27,574	20,075
Supplemental disclosure of noncash investing activities:
Property, plant and equipment recorded in accounts payable	$58,606	$49,169	$84,805

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1)	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

TTM Technologies, Inc. (the Company or TTM) is a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions) as well as a global designer and manufacturer of radio-frequency (RF) and microwave components and assemblies. The Company provides time-to-market and volume production of advanced technology products and offers a one-stop design, engineering and manufacturing solution to customers. This one-stop design and manufacturing solution enables the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense, automotive components, smartphones and other mobile devices, high-end computing, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

The Company operates on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal 2019, 2018, and 2017 were 52 weeks ended on December 30, 2019, December 31, 2018 and January 1, 2018, respectively. All references to years relate to fiscal years unless otherwise noted.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income. An adjustment has been made to combine the statutory surplus reserve with retained earnings on the consolidated statements of stockholders’ equity.

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

Foreign Currency Translation and Transactions

The functional currency of certain of the Company’s subsidiaries is the Chinese Renminbi (RMB). Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive (loss) income in the consolidated statement of stockholders’ equity and the consolidated statement of comprehensive income. Net gains and losses resulting from foreign currency remeasurements and transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $1,430 loss, $3,529 gain and $22,802 loss for the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively.

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

The Company’s allowance for doubtful accounts was $1,929, $2,750, and $2,468 as of December 30, 2019, December 31, 2018 and January 1, 2018, respectively.

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

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income in the period incurred. Depreciation and amortization expense on property, plant and equipment was $166,574, $162,708, and $150,809 for the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $1,810, $1,438 and $1,494 during the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively, in connection with various capital projects.

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

The Company has two reportable segments consisting of PCB and E-M Solutions. Goodwill is only attributable to the Company’s PCB reportable segment. Goodwill is allocated to reporting units, which are operating segments or one level below the Company’s operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. The Company’s PCB reportable segment is made up of two operating segments that consist of five reporting units. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs its annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. In the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

fourth quarter of 2019, the Company performed its annual impairment test qualitatively and concluded that goodwill was not impaired. See Note 5 for further details.

Intangible Assets

Intangible assets include customer relationships and technology, which are being amortized over their estimated useful lives on a straight-line basis. The estimated useful lives of such intangibles range from 5 years to 13 years.

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

Leases

The Company adopted the new lease standard as of January 1, 2019 under the retrospective cumulative effect adjustment transition method. Therefore, the consolidated financial statements for the years ended December 31, 2018 and January 1, 2018 have not been adjusted and continued to be reported under previous U.S. GAAP guidance. As a result, beginning in the first quarter of 2019, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, and lease liabilities are included in other current liabilities and operating lease liabilities on the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components and accounts for the lease and non-lease components as a single lease component.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

The Company adopted the new revenue standard on January 2, 2018, using the cumulative effect transition method with adjustment to the opening balance of retained earnings at January 2, 2018 for all open contracts as of January 1, 2018. Therefore, comparative information has not been adjusted and continues to be reported under previous U.S. GAAP guidance for the consolidated statement of operations for the year ended January 1, 2018. The impact of the adoption of the new revenue standard on the Company’s statement of operations for the years ended December 30, 2019 and December 31, 2018 were an additional revenue of $5,058 and $3,507, respectively and additional cost of goods sold of $4,231 and $2,422, respectively.

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

Revenue Streams

For PCBs and custom electronic assemblies, including pursuant to the Company’s long-term contracts related to the manufacture of components, assemblies and subsystems, orders for products generally correspond to the production schedules of the Company’s customers and are supported with firm purchase orders. The Company’s customers have continuous control of the work in progress and finished goods throughout the PCB and custom electronic assemblies manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, beginning in the first quarter of 2018, the Company began recognizing revenue over time based on the extent of progress towards completion of the performance obligation. Revenue recognized is based on the cost-to-cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

In addition, the Company manufactures components, assemblies, and subsystems which service its wireless communications customers. The Company recognizes revenue at a point in time upon transfer of control of the products to the customer. Point in time recognition was determined as the customer does not simultaneously receive or consume the benefits provided by the Company’s performance and the asset being manufactured has alternative uses to the Company.

Performance Obligations

Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized upon transfer of control of the products to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation as the promise to transfer the individual good or service is not separately identifiable from other promises in the contract and is, therefore, not distinct. As of December 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for the Company’s long-term contracts was $9,314. The Company expects to recognize revenue on approximately 100% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months. The remaining performance obligations for the Company’s short-term contracts are expected to be recognized within one year or less.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Transaction Price

The Company provides customers a limited right of return for defective PCBs including components, subsystems and assemblies. Estimates of returns are treated as variable consideration for purposes of determining the transaction price. The Company accrues an estimate for sales returns and allowances progressively over time based on the extent of progress towards completion of the performance obligation using the Company’s judgment based on historical results and anticipated returns. To the extent actual experience varies from its historical experience, revisions to the sales returns and allowances accrual may be required. Sales returns and allowances are recorded as a reduction of revenue and included as a component of accrued expenses on the consolidated balance sheets. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold. Warranty-related services are not considered a separate performance obligation. Incremental warranty costs that are not related to sales returns are recorded in accrued expenses on the consolidated balance sheets and cost of goods sold on the consolidated statements of operations. The following summarizes the activity in the Company’s sales returns and allowances for the years ended December 30, 2019, December 31, 2018 and January 1, 2018:

	For the Year Ended
	December 30,	December 31,	January 1,
	2019	2018	2018
	(In thousands)
Balance at beginning of year	$16,071	$8,171	$8,119
Addition charged as a reduction of sales (1)	15,632	23,525	14,574
Deductions	(18,176)	(15,602)	(14,524)
Effect of foreign currency exchange rates	17	(23)	2
Balance at end of year	$13,544	$16,071	$8,171

(1)	On the date of adopting the new revenue standard, the Company recorded an estimated sales returns and allowance in the amount of $5,213 as of January 2, 2018.

Contract Balances

Accounts receivable represents the Company’s unconditional right to receive consideration from its customer. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable.

A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified as current assets and are transferred to receivables when the entitlement to payment becomes unconditional. The Company’s contract assets are generally converted to trade account receivables within 90 days, at which time the Company is entitled to payment of the fixed price upon delivery of the finished product subject to customer payment terms. Contract assets were $288,235 and $287,741 as of December 30, 2019 and December 31, 2018, respectively, and represent unbilled amounts for work performed to date. In 2019, there were no material impairment losses on contract assets.

A contract liability is recognized when the Company has received payment in advance for the future transfer of goods or services. The Company’s contract liabilities are generally converted to revenue within 90 days. Contract liabilities were $3,838 and $3,220 as of December 30, 2019 and December 31, 2018, respectively, and represent customer advances for work yet to be performed.

The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. All incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Disaggregated Revenue

Revenue from products and services transferred to customers over time and at a point in time accounted for 98% and 2%, respectively, of the Company’s revenue in 2019 and 2018. In 2017, all revenue from products and services transferred to customers was recognized at a point in time.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	For the Year Ended December 30, 2019
	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$698,742	$543	$699,285
Automotive	322,382	102,004	424,386
Cellular Phone	336,725	—	336,725
Computing/Storage/Peripherals	360,262	288	360,550
Medical/Industrial/Instrumentation	355,072	29,682	384,754
Networking/Communications	321,952	94,435	416,387
Other	67,840	(619)	67,221
Total	$2,462,975	$226,333	$2,689,308

	For the Year Ended December 31, 2018 (1)
	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$607,862	$858	$608,720
Automotive	415,772	86,828	502,600
Cellular Phone	385,757	—	385,757
Computing/Storage/Peripherals	399,692	1,694	401,386
Medical/Industrial/Instrumentation	370,171	39,852	410,023
Networking/Communications	381,038	96,894	477,932
Other	61,022	(179)	60,843
Total	$2,621,314	$225,947	$2,847,261

	For the Year Ended January 1, 2018 (2)
	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$418,238	$1,544	$419,782
Automotive	434,775	76,401	511,176
Cellular Phone	483,805	—	483,805
Computing/Storage/Peripherals	352,862	4,247	357,109
Medical/Industrial/Instrumentation	330,093	38,257	368,350
Networking/Communications	390,335	88,506	478,841
Other	38,398	1,131	39,529
Total	$2,448,506	$210,086	$2,658,592

(1)	Amended for Anaren integration.
(2)

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, under the modified retrospective method on January 2, 2018. Accordingly, the consolidated financial statements for the year ended January 1, 2018 have not been adjusted.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for its incentive compensation plan awards. The incentive compensation plan awards include performance-based restricted stock units, restricted stock units, and stock options. The associated compensation expense for all awards is based on the grant date fair value of the awards. For performance-based restricted stock units, compensation expense also includes management’s periodic assessment of annual financial performance goals to be achieved. Compensation expense for the incentive compensation plan awards is recognized on a straight line basis over the vesting period of the awards. The fair value of performance-based restricted stock units is estimated on the grant date using a Monte Carlo simulation model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The fair value of restricted stock units is measured on the grant date based on the quoted closing market price of the Company’s common stock. The fair value of the stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company expects its earnings attributable to foreign subsidiaries will be indefinitely reinvested except for our material Chinese and Canadian plants and the respective holding companies where a deferred tax liability has been recorded for foreign withholding and estimated federal/state tax impact. For those other companies with earnings currently being reinvested outside of the U.S., no deferred tax liabilities on undistributed earnings are recorded.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Estimated interest and penalties related to underpayment of income taxes are recorded as a component of income tax provision in the consolidated statements of operations.

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

Value Added and Sales Tax Collected from Customers

As a part of the Company’s normal course of business, value added and sales taxes are collected from customers. Such taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. Value added and sales taxes are excluded from reported revenues and costs of goods sold presented in the consolidated statements of operations and comprehensive income.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income is comprised of net income, changes in the cumulative foreign currency translation adjustments, pension obligation adjustments, and realized and unrealized gains or losses on hedged derivative instruments.

Non-controlling Interest Holdings

Non-controlling interest consisted of a 5% equity interest in a manufacturing facility in Huiyang, China which was acquired along with other assets and liabilities of Viasystems Group Inc. (Viasystems). In 2017, the Company purchased the 5% equity interest from the non-controlling interest holder. See Note 20.

Loss Contingencies

The Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Any legal fees expected to be incurred in connection with a contingency are expensed as incurred.

Accounting for Retirement Benefit Plans

The Company accounts for its retirement benefit plans and postretirement and postemployment benefit obligations in accordance with ASC Topic 715, Compensation—Retirement Benefits. ASC Topic 715 requires the Company to recognize the overfunded or underfunded status of a defined benefit plan, measured as the difference between the fair value of plan assets and the plan's benefit obligation, as an asset or liability in its consolidated balance sheets and to recognize changes to that funded status in the year in which the changes occur through accumulated other comprehensive loss. ASC Topic 715 also requires measurement of the funded status of a plan as of the Company's consolidated balance sheet dates.

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

The Company adopted the new lease standard as of January 1, 2019 and utilized the retrospective cumulative effect adjustment transition method with a cumulative effect adjustment being recorded as of the adoption date. Therefore, comparative information has not been adjusted and continues to be reported under previous U.S. GAAP guidance for the consolidated balance sheet as of December 31, 2018 and the consolidated statements of operations for the years ended December 31, 2018 and January 1, 2018. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The Company elected certain available practical expedients including the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected an accounting policy to not record ROU assets and lease liabilities for leases with an initial term of twelve months or less on its consolidated balance sheet.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The cumulative effect of the changes made to the Company’s January 1, 2019 consolidated balance sheet for the adoption of the new lease standard was as follows:

	Balance as of December 31, 2018	New Lease Standard Adjustment	Balance as of January 1, 2019
	(In thousands)
Assets
Operating lease right-of-use assets	$—	$16,894	$16,894
Deposits and other non-current assets	55,597	(548)	55,049

Liabilities
Other current liabilities	113,756	2,545	116,301
Operating lease liabilities	—	14,356	14,356
Other long-term liabilities	94,777	(555)	94,222

The adoption of the new accounting guidance did not have a material impact to the consolidated statement of operations or the consolidated statement of cash flows for the year ended December 30, 2019. See Note 2 for further details.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years ending after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures and the impact is not expected to be material.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies the accounting for transfers between classifications of debt securities and clarifies that entities should include expected recoveries on financial assets in the calculation of the current expected credit loss allowance. In addition, renewal options that are not unconditionally cancellable should be considered in the determination of expected credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which amends ASU

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

2016-13 to allow companies, upon adoption, to elect the fair value option on financial instruments that were previously recorded at amortized cost if they meet certain criteria. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies the treatment of expected recoveries for amounts previously written off on purchased receivables, provides transition relief for troubled debt restructurings, and allows for certain disclosure simplifications of accrued interest. All of these ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures and the impact is not expected to be material.
(2)	Leases

The Company leases some of its manufacturing and assembly plants, sales offices and equipment under non-cancellable operating leases that expire at various dates through 2049. The majority of the Company’s lease arrangements are comprised of fixed payments and certain leases consist of variable payments based on equipment usage. These variable payments are not included in the measurement of the ROU asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. Certain leases contain renewal provisions at the Company’s option. Most of the leases require the Company to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense were as follows:

For the Year Ended December 30, 2019
(In thousands)
Operating lease cost	$9,262
Variable lease cost	11,283
Short-term lease cost	1,273

Supplemental cash flow information related to leases was as follows:

For the Year Ended December 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,658
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	15,697

Supplemental balance sheet information related to leases was as follows:

As of December 30, 2019
(In thousands)
Operating lease right-of-use assets	$24,156
Other current liabilities	8,178
Operating lease liabilities	16,517
Total operating lease liabilities	$24,695

Weighted average remaining lease term	4.2 years
Weighted average discount rate	3.81%

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Maturities of operating lease liabilities were as follows (1):

(In thousands)
Less than one year	$8,795
1 - 2 years	7,504
2 - 3 years	3,497
3 - 4 years	2,219
4 - 5 years	1,865
Thereafter	2,951
Total lease payments	26,831
Less imputed interest	(2,136)
Total	$24,695

(1)	Excludes $1,169 of legally binding minimum lease payments for leases signed but not yet commenced.

Operating Leases Pre-Topic 842 Adoption

The following is a schedule of future minimum lease payments as of December 31, 2018:

Operating Leases
(In thousands)
2019	$7,282
2020	4,701
2021	3,406
2022	2,408
2023	2,172
Thereafter	4,172
Total minimum lease payments	$24,141

Total rent expense for the years ended December 31, 2018 and January 1, 2018 was approximately $20,345 and $16,665, respectively.
(3)	Restructuring Charges

The Company periodically incurs restructuring charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. Following the acquisition of Anaren on April 18, 2018 and following the acquisition of Viasystems on May 31, 2015, the Company incurred employee separation costs and contract termination and other costs related to the integration and other efficiency and cost saving measures. Contract termination and other costs primarily represented plant closure costs as well as costs related to building operating leases. Following the acquisition of Viasystems on May 31, 2015, the Company closed certain facilities which resulted in the layoff of related employees at these facilities. The actions taken were part of the Company’s integration strategy to improve total plant utilization, operational performance and customer focus.

The below table summarizes such restructuring costs by reportable segment for the years ended December 30, 2019, December 31, 2018 and January 1, 2018:

	For the Year Ended
	December 30, 2019			December 31, 2018			January 1, 2018
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$6,856	$15	$6,871	$2,008	$—	$2,008	$178	$99	$277
E-M Solutions	—	—	—	—	—	—	—	520	520
Corporate	80	30	110	3,389	121	3,510	33	360	393
	$6,936	$45	$6,981	$5,397	$121	$5,518	$211	$979	$1,190

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Accrued restructuring costs are included as a component of other current liabilities in the consolidated balance sheets. The below table shows the utilization of the accrued restructuring costs during the years ended December 30, 2019 and December 31, 2018:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of January 1, 2018	$—	$499	$499
Charged to expense	5,397	121	5,518
Amount paid	(2,239)	(227)	(2,466)
Accrued as of December 31, 2018	$3,158	$393	$3,551
Charged to expense	6,936	45	6,981
Amount paid	(9,834)	(196)	(10,030)
Accrued as of December 30, 2019	$260	$242	$502

(4)	Composition of Certain Consolidated Financial Statement Captions

	As of
	December 30, 2019	December 31, 2018
	(In thousands)
Inventories:
Raw materials	$108,236	$97,600
Work-in-process	8,588	10,299
Finished goods	5,195	1,478
	$122,019	$109,377
Property, plant and equipment, net:
Land and land use rights	$74,850	$75,431
Buildings and improvements	543,546	534,122
Machinery and equipment	1,436,795	1,357,035
Construction-in-progress, furniture and fixtures and other	71,416	42,713
	2,126,607	2,009,301
Less: Accumulated depreciation	(1,103,678)	(957,277)
	$1,022,929	$1,052,024
Other current liabilities:
Sales returns and allowances	$13,544	$16,071
Income taxes payable	12,899	11,345
Interest	8,893	9,260
Restructuring	502	3,551
Other	74,729	73,529
	$110,567	$113,756

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(5)	Goodwill

As of December 30, 2019 and December 31, 2018, goodwill was as follows:

Total
(In thousands)
Balance as of January 1, 2018
Goodwill	543,971
Accumulated impairment losses	(171,400)
372,571
Goodwill recognized during the year	394,474
Balance as of December 31, 2018
Goodwill	938,445
Accumulated impairment losses	(171,400)
767,045
Goodwill recognized during the year	7,746
Balance as of December 30, 2019
Goodwill	946,191
Accumulated impairment losses	(171,400)
$774,791

Goodwill balances include foreign currency translation adjustments related to foreign subsidiaries with functional currencies other than the U.S. Dollar. All of the Company’s goodwill is included as a component of the PCB reportable segment.

On November 14, 2019, the Company acquired substantially all the assets of i3 Electronics, Inc. in order to strengthen its advanced technology PCB capabilities and IP portfolio for emerging applications in the aerospace and defense end market and for high end commercial customers. The net assets acquired consists of property, plant, and equipment, customer relationships, and technology. Goodwill is primarily attributable to the benefits the Company expects to derive from enhancing the Company’s capabilities and credentials as a global technology leader for PCB product solutions and RF components as well as the acquired workforce. Goodwill is expected to be deductible for tax purposes because the acquisition was legally structured as an asset acquisition but accounted for as business combinations under FASB ASC Topic 805, Business Combinations. During the year ended December 30, 2019, the expenses incurred by the Company related to this acquisition were immaterial and are included within general and administrative expenses in the consolidated statements of operations. Revenues and earnings related to this acquisition were not material.

The Company evaluates its goodwill on an annual basis during its fourth fiscal quarter and at other times when events or changes in circumstances — such as significant adverse changes in the business climate or operating results or changes in management strategy, coupled with a decline in the market price of its stock and market capitalization — indicate that there may be a potential impairment. During the third fiscal quarter, the Company’s Communications and Computing and Automotive and Medical/Industrial/Instrumentation reporting units had lower than anticipated results and continued declines in sales. The Company considered these factors to be indicators of potential impairment requiring the Company to test the related goodwill of $39,300 for the Communications and Computing reporting unit and $185,500 for the Automotive and Medical/Industrial/Instrumentation reporting unit for impairment as of September 30, 2019. The Company completed a quantitative goodwill impairment analysis related to its Communications and Computing and Automotive and Medical/Industrial/Instrumentation reporting units by comparing the fair value of the reporting unit with its carrying amount. The Company determined the fair value of the reporting units by using discounted cash flow (DCF) and market analyses. Under the market approach, the Company used revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting units.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Based on its analysis, the Company estimates that the fair value of the Communications and Computing and Automotive and Medical/Industrial/Instrumentation reporting units exceeded its respective carrying value by 19% and 8%, respectively. If the Company’s future cash flow projections and other fair value assumptions for its reporting unit change, the Company may be subject to potential impairment in subsequent quarters. Estimating the fair value of the reporting unit requires the Company to make assumptions and estimates in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The Company used risk adjusted discount rates between 14% and 17% to discount the expected future cash flows. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value of the reporting unit.

In the fourth quarter of 2019, the Company performed its annual goodwill impairment test qualitatively and concluded that it was more likely than not that there was no impairment to goodwill.

(6)	Definite-lived Intangibles

As of December 30, 2019 and December 31, 2018, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
December 30, 2019
Customer relationships	$415,000	$(123,674)	$291,326	10.8
Technology	39,500	(8,064)	31,436	9.4
Acquired intangibles from current year acquisition
Customer relationships	1,230	(31)	1,199	5.0
Technology	8,150	(103)	8,047	10.0
	$463,880	$(131,872)	$332,008

December 31, 2018
Customer relationships	$203,634	$(123,522)	$80,112	8.1
Technology	3,000	(3,000)	—	3.0
Acquired intangibles from current year acquisition
Customer relationships	267,500	(15,561)	251,939	12.2
Developed technology	39,500	(3,345)	36,155	9.4
Backlog	29,000	(21,283)	7,717	0.9
	$542,634	$(166,711)	$375,923

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $53,296, $63,026, and $23,634 for the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively. For the years ended December 30, 2019 and December 31, 2018, $4,822 and $3,345, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
2020	$46,480
2021	43,190
2022	40,063
2023	37,351
2024	29,812
Thereafter	135,112
$332,008

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(7)	Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of December 30, 2019 and December 31, 2018:

	Interest Rate as of December 30, 2019	Principal Outstanding as of December 30, 2019	Interest Rate as of December 31, 2018	Principal Outstanding as of December 31, 2018
	(In thousands)
Term Loan due September 2024	4.28%	$805,879	5.00%	$835,879
Senior Notes due October 2025	5.63	375,000	5.63	375,000
Convertible Senior Notes due December 2020	1.75	249,975	1.75	249,985
U.S. ABL Revolving Loan due June 2024	3.03	40,000	4.00	40,000
Asia ABL Revolving Loan due June 2024	3.18	30,000	3.90	30,000
		1,500,854		1,530,864
Less: Long-term debt unamortized discount		(11,943)		(22,167)
Long-term debt unamortized debt issuance costs		(12,974)		(16,272)
		1,475,937		1,492,425
Less: current maturities		(249,975)		(30,000)
Long-term debt, less current maturities		$1,225,962		$1,462,425

The fiscal calendar maturities of long-term debt through 2024 and thereafter are as follows:

(In thousands)
2020	$249,975
2021	—
2022	—
2023	—
2024	875,879
Thereafter	375,000
$1,500,854

Term Loan Facility

On April 18, 2018, the Company closed its $600,000 commitment of incremental loans concurrent with the completion of its acquisition of Anaren. At issuance, these incremental loans increased the Company’s existing balance of its Term Loan Facility due 2024 from $348,250 to $948,250. The Term Loan Facility had an outstanding balance of $805,879 as of December 30, 2019 and is included in long-term debt. The Term Loan Facility was issued at a weighted average discount of 99.7% and bears interest, at the Company’s option, at a floating rate of LIBOR plus an applicable interest margin of 2.5%, or an alternate base rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 1.5%. As of December 30, 2019, the interest rate on the outstanding borrowings under the Term Loan Facility was 4.28%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of the domestic assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes below.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Conversion:  At any time prior to March 15, 2020, holders may convert their Convertible Senior Notes into cash and, if applicable, into shares of the Company’s common stock based on a conversion rate of 103.7613 shares of the Company’s common stock per $1 principal amount of Convertible Senior Notes, subject to adjustment, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per note for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes. In 2019, the conversion criteria had been met during certain periods allowing holders to give notice of conversion during the year.

On or after March 15, 2020 until the close of business on the third scheduled trading day preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, for each $1 principal amount of notes, the Company will pay shares of its common stock, cash or a combination of cash and shares of its common stock at its election, if applicable, based on a daily conversion value calculated on a proportionate basis for each day of the 80 trading day observation period. All conversions occurring on the same date or on or after March 15, 2020 shall be settled using the same settlement method. Additionally, in the event of a fundamental change as defined in the indenture governing the notes, or other conversion rate adjustments such as share splits or combinations, other distributions of shares, cash or other assets to stockholders, including self-tender transactions (Other Conversion Rate Adjustments), the conversion rate may be modified to adjust the number of shares per $1 principal amount of the notes. As of December 30, 2019, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to Other Conversion Rate Adjustments, would be 32,422.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 30, 2019 and December 31, 2018, the following summarizes the equity components of the Convertible Senior Notes included in additional paid-in capital:

	As of December 30, 2019			As of December 31, 2018
	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total	Embedded conversion option — Convertible Senior Notes	Embedded conversion option — Convertible Senior Notes Issuance Costs	Total
	(In thousands)
Convertible Senior Notes due 2020	$60,213	$(1,916)	$58,297	$60,216	$(1,916)	$58,300

The components of interest expense resulting from the Convertible Senior Notes for the years ended December 30, 2019, December 31, 2018 and January 1, 2018 were as follows:

	For the Year Ended
	December 30,	December 31,	January 1,
	2019	2018	2018
	(In thousands)
Contractual coupon interest	$4,374	$4,375	$4,375
Amortization of debt discount	$9,751	$9,142	$8,570
Amortization of debt issuance costs	$977	$916	$858

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

The U.S. ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $50,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 125 basis points or an alternate base rate (defined as the greater of the prime rate, the New York Fed bank rate plus 0.5% or LIBOR plus 1.0%) subject to a 1.0% floor, plus an applicable margin of 25 basis points, at the Company’s option. As of December 30, 2019, the interest rate on the outstanding borrowings under the U.S. ABL was 3.03%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 150 basis points for LIBOR-based loans and from 25 to 50 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The U.S. ABL will mature on June 3, 2024. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and certain inventories as well as by a second position against a significant amount of the domestic assets of the Company and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As of December 30, 2019, $40,000 under the U.S. ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. As of December 30, 2019, the interest rate on the outstanding borrowings under the Asia ABL was 3.18%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on June 4, 2024. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes and Convertible Senior Notes. See Senior Notes and Convertible Senior Notes above. As of December 30, 2019, $30,000 under the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Company has up to $50,000 and $100,000 Letters of Credit Facilities under the U.S. ABL and the Asia ABL, respectively. As of December 30, 2019, letters of credit in the amount of $14,488 were outstanding under the U.S. ABL and $21,709 were outstanding under the Asia ABL with various expiration dates through March 2020. Available borrowing capacity under the U.S. ABL and the Asia ABL was $95,512 and $98,291, respectively, which considers letters of credit outstanding as of December 30, 2019.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company is required to pay a commitment fee of 0.25% per annum on any unused portion of the U.S. ABL and 0.28% per annum on any unused portion of the Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $703, $992 and $783 for the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Other Credit Facility

Additionally, the Company is party to a revolving loan credit facility (Chinese Revolver) with a lender in China. Under this arrangement, the lender has made available to the Company approximately $28,588 in unsecured borrowing with all terms of the borrowing to be negotiated at the time the Chinese Revolver is drawn upon. There are no commitment fees on the unused portion of the Chinese Revolver. In July 2019, the expiration of the Chinese Revolver was extended to July 2020. As of December 30, 2019, the Chinese Revolver had not been drawn upon.

Debt Issuance and Debt Discount

As of December 30, 2019 and December 31, 2018, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes, and Convertible Senior Notes are as follows:

	As of December 30, 2019			As of December 31, 2018
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Term Loan due September 2024	$6,663	$2,016	4.66%	$8,229	$2,489	4.66%
Senior Notes due October 2025	5,316	—	5.92	6,071	—	5.92
Convertible Senior Notes	995	9,927	6.48	1,972	19,678	6.48
	$12,974	$11,943		$16,272	$22,167

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $2,511 and $1,420 as of December 30, 2019 and December 31, 2018, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

As of December 30, 2019, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 3.4 years.

Loss on Extinguishment of Debt

During the year ended January 1, 2018, the Company recognized loss on extinguishment of debt of $768, primarily associated with the write off of the remaining unamortized debt issuance and debt discount for the 2016 Term Loan.

(8)	Income Taxes

The components of income (loss) before income taxes for the years ended December 30, 2019, December 31, 2018 and January 1, 2018 are:

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands)
United States	$16,066	$18,991	$(4,178)
Foreign	30,118	70,777	144,136
Income before income taxes	$46,184	$89,768	$139,958

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company expects its earnings attributable to foreign subsidiaries will be indefinitely reinvested, except for its material Chinese and Canadian plants and the respective holding companies where a deferred tax liability of approximately $10,243 and $905 has been recorded for the foreign and U.S. federal/state impact, respectively. For those other companies with earnings currently being reinvested outside of the U.S., the undistributed earnings amounted to approximately $60,769 as of December 30, 2019. The determination of the unrecognized deferred tax liability related to these undistributed earnings is approximately $3,589.

The components of income tax benefit (provision) for the years ended December 30, 2019, December 31, 2018 and January 1, 2018 are:

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands)
Current benefit (provision):
Federal	$294	$381	$82
State	(2,922)	(1,294)	(462)
Foreign	(13,042)	(12,045)	(24,006)
Total current	(15,670)	(12,958)	(24,386)
Deferred benefit (provision):
Federal	1,004	97,723	11
State	(1,076)	14,351	(31)
Foreign	10,859	(15,300)	9,175
Total deferred	10,787	96,774	9,155
Total (provision) benefit	$(4,883)	$83,816	$(15,231)

The following is a reconciliation of the provision for income taxes at the statutory federal income tax rate compared to the Company’s provision for income taxes for the years ended December 30, 2019, December 31, 2018 and January 1, 2018:

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands)
Statutory federal income tax	$(9,699)	$(18,851)	$(48,985)
State income taxes, net of federal benefit and state tax credits	(3,163)	(1,953)	(462)
Foreign deemed dividends	—	—	(457)
Transfer pricing	—	1,483	—
Acquisition related expenses	—	(1,737)	—
IRC Section 162(m) limitation	(868)	(3,702)	—
Stock options	(252)	1,072	—
Global Intangible Low-Taxed Income	(457)	—	—
Intercompany profit in inventory elimination	—	—	(743)
Permanently reinvested earnings assertion	(2,903)	(15,492)	—
Tax Act deferred tax revaluation	—	—	(59,228)
Foreign tax differential on foreign earnings & other permanent items	2,294	2,045	30,412
Change in valuation allowance	2,127	118,451	66,716
Uncertain tax positions	999	(954)	(3,992)
Federal research and development credits	4,582	2,996	1,270
Other	2,457	458	238
Total (provision) benefit for income taxes	$(4,883)	$83,816	$(15,231)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets (liabilities) as of December 30, 2019 and December 31, 2018 are as follows:

	As of
	December 30, 2019	December 31, 2018
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$88,798	$104,801
Reserves and accruals	28,240	29,358
Interest expense limitation	13,102	1,276
Unrealized loss on cash flow hedge	2,960	1,128
Tax credit carryforwards	37,889	30,962
Stock-based compensation	4,440	4,528
Original issue discount on Convertible Senior Notes	870	5,130
Property, plant and equipment	13,722	24,826
Other deferred income tax assets	756	228
	190,777	202,237
Less: valuation allowance	(25,874)	(27,426)
	164,903	174,811
Deferred income tax liabilities:
Discount on Convertible Senior Notes	—	(4,683)
Repatriation of foreign earnings	(11,148)	(20,282)
Property, plant and equipment basis differences	(54,310)	(50,622)
Goodwill and intangible amortization	(73,219)	(85,300)
Other deferred income tax liabilities	(100)	(252)
Net deferred income tax assets	$26,126	$13,672
Deferred income tax assets, net:
Non-current deferred income taxes	26,126	13,672

As of December 30, 2019, the Company had the following net operating loss (NOL) carryforwards: $360,640 in the U.S. for federal, $48,025 in various U.S. states, $64,676 in China, and $60,087 in Hong Kong. The U.S. federal NOLs expire in 2023 through 2036, the various U.S. states’ NOLs expire in 2020 through 2036, the China NOLs expire in 2020 through 2029, and the Hong Kong NOLs carryforward indefinitely. Further, the Company’s tax credits were approximately $46,393, of which $6,693 carryforward indefinitely.

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

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. During the year ended December 31, 2018, the Company released a majority of its valuation allowance recorded on its U.S. net deferred tax assets due to a combination of the Company’s expectations for future U.S. taxable income improvement and to offset the net deferred tax liability acquired as a result of the Anaren acquisition. It continues to maintain a valuation allowance on certain of its U.S. net deferred tax assets represented by income tax attributes carried forward that are expected to expire unused. Certain subsidiaries within China continue to have NOL carryforwards in various tax jurisdictions that the Company has determined are not more likely than not to be utilized. As a result, a full valuation allowance has been recorded for these subsidiaries as of December 30, 2019. For the remaining net deferred income tax asset, management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the activity in the Company’s valuation allowance for the years ended December 30, 2019, December 31, 2018 and January 1, 2018:

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands)
Balance at beginning of year	$27,426	$167,238	$221,951
Reduction related to acquisition	—	(76,040)	—
Additions charged to expense	6,483	—	4,515
Reduction charged to expense — Tax Act	—	—	(59,228)
Other reduction charged to expense	(8,035)	(63,772)	—
Balance at end of year	$25,874	$27,426	$167,238

Certain entities within China qualified for the high and new technology enterprise (HNTE) status enabling those entities to enjoy certain benefits, which were effective for the years ended December 30, 2019, December 31, 2018 and January 1, 2018. The HNTE status as well as enhanced research and development (R&D) deductions decreased Chinese taxes. HNTE and R&D benefit and effect on earnings per share are as follows:

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands, except per share data)
HNTE and R&D benefits	$10,060	$11,970	$11,935
Basic shares	105,195	103,355	101,580
Diluted shares	106,332	134,036	132,476
Increases earnings per share:
Basic	$0.10	$0.12	$0.12
Diluted	$0.09	$0.09	$0.09

HNTE status expires at various dates in 2019 through 2020, but the Company expects to continue to file for renewal of such HNTE status for the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands)
Balance at beginning of year	$37,849	$38,841	$39,727
Additions related to acquisition	—	903	—
Additions based on tax positions related to the current year	3,553	856	1,965
Additions for tax positions of prior years	4,952	117	1,661
Reductions for tax positions of prior years	(103)	(2,140)	(3,846)
Lapse of statute of limitations	(1,221)	(728)	(666)
Balance at end of year	$45,030	$37,849	$38,841

As of December 30, 2019 and December 31, 2018, the Company recorded unrecognized tax benefits of $25,805 and $26,274, respectively, as well as interest and penalties of $13,531 and $13,280, respectively, to current and long-term liabilities. The Company has also recorded unrecognized tax benefits of $19,225 and $11,576 against certain deferred tax assets as of December 30, 2019 and December 31, 2018, respectively. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $39,336 including interest and penalties. The Company expects its unrecognized tax benefits to decrease by $3,864 along with related interest of $6,555 over the next twelve months due to expiring statutes.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 30, 2019, the Company is subject to (i) U.S. federal income tax examination and / or NOL adjustment for tax years from 2000 to 2019, (ii) state and local income tax examination for tax years 2000 to 2019, and (iii) foreign income tax examinations generally for tax years from 2009 to 2019.

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

On May 15, 2018, the Company entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400,000 for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, the Company pays a fixed rate of 2.84% against a portion of its LIBOR-based debt and receives floating 1-month LIBOR during the swap period.

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of December 30, 2019, the fair value of the interest rate swap was recorded as a liability in the amount of $12,067 and included as a component of other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive (loss) income, net of tax, in the Company’s consolidated balance sheets. No ineffectiveness was recognized for the years ended December 30, 2019 and December 31, 2018. During the year ended December 30, 2019, the interest rate swap increased interest expense by $2,315.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of December 30, 2019 and December 31, 2018 was approximately $3,304 and $4,313, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	December 30, 2019	December 31, 2018
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other long-term liabilities	$(12,067)	$(4,735)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	1	—
Foreign exchange contracts	Other current liabilities	(29)	(139)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the years ended December 30, 2019, December 31, 2018 and January 1, 2018:

		For the Year Ended
		December 30, 2019		December 31, 2018		January 1, 2018
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Gain Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(9,647)	$(2,315)	$(6,333)	$(1,598)	$—	$—
Foreign currency forward	Depreciation expense	(4)	(155)	(21)	(157)	276	(162)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the years ended December 30, 2019, December 31, 2018 and January 1, 2018:

	For the Year Ended
	December 30,	December 31,	January 1,
	2019	2018	2018
	(In thousands)
Beginning balance, net of tax	$(4,214)	$(742)	$(1,180)
Changes in fair value (loss) gain, net of tax	(7,296)	(4,846)	276
Reclassification to earnings	1,893	1,374	162
Ending balance, net of tax	$(9,617)	$(4,214)	$(742)

Based on the current yield curve, the Company expects that losses of approximately $3,561 of accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, in the next twelve months.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(10)	Accumulated Other Comprehensive Income (Loss)

The following provides a summary of the components of accumulated other comprehensive income (loss), net of tax as of December 30, 2019, December 31, 2018 and January 1, 2018:

	Foreign Currency Translation	Pension Obligation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of January 1, 2018	$4,145	$—	$(742)	$3,403
Other comprehensive loss before reclassifications	(2,567)	(1,284)	(4,846)	(8,697)
Amounts reclassified from accumulated other comprehensive income	—	—	1,374	1,374

Net year to date other comprehensive loss	(2,567)	(1,284)	(3,472)	(7,323)

Ending balance as of December 31, 2018	1,578	(1,284)	(4,214)	(3,920)
Other comprehensive loss before reclassifications	(463)	(300)	(7,296)	(8,059)
Amounts reclassified from accumulated other comprehensive income	—	—	1,893	1,893

Net year to date other comprehensive loss	(463)	(300)	(5,403)	(6,166)

Ending balance as of December 30, 2019	$1,115	$(1,584)	$(9,617)	$(10,086)

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

For the years ended December 30, 2019 and December 31, 2018, one customer accounted for approximately 15% of the Company’s net sales. For the year ended January 1, 2018, one customer accounted for approximately 20% of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the years ended December 30, 2019, December 31, 2018 or January 1, 2018.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 30, 2019 and December 31, 2018 were as follows:

	As of		As of
	December 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$1	$1	$—	$—
Derivative liabilities, current	29	29	139	139
Derivative liabilities, non-current	12,067	12,067	4,735	4,735
Term Loan due September 2024	797,200	808,901	825,161	782,592
Senior Notes due October 2025	369,684	390,143	368,929	350,880
Convertible Senior Notes due December 2020	239,053	391,686	228,335	290,858
ABL Revolving Loans	70,000	70,000	70,000	70,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of December 30, 2019 and December 31, 2018, which are considered Level 2 inputs.

The fair value of the Convertible Senior Notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 2 inputs.

The fair value of plan assets in the defined benefit plan of $21,287 and $18,251 as of December 30, 2019 and December 31, 2018, respectively, were not included in the table above and was estimated based on quoted market prices of the securities that are actively traded and price quotes that are readily available, which are considered Level 1 inputs. See Note 15 for further details of the plan assets measured at fair value in the defined benefit plan.

As of December 30, 2019 and December 31, 2018, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of December 30, 2019 consisted of $51,165 held in the U.S., with the remaining $348,989 held by foreign subsidiaries.

The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or are tested at least annually in the case of goodwill) such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. There was no impairment of long-lived assets recognized for the years ended December 30, 2019, December 31, 2018, or January 1, 2018.
(13)	Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of December 30, 2019 and December 31, 2018. However, these amounts are not material to the consolidated financial statements of the Company.

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

As of December 30, 2019, 400 PRUs, 2,997 RSUs and 100 stock options were outstanding under the Plan. Included in the 2,997 RSUs outstanding as of December 30, 2019 are 470 vested but not yet released RSUs associated with non-employee directors. These RSUs vest over one year with release of the underlying shares of common stock deferred until retirement from the board of directors, (or until one year after retirement in the case of certain prior grants).

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

The TSR modifier is intended to ensure that there are limited or no payouts under the PRU program if the Company’s stock performance is significantly below the median TSR of a group of peer companies selected by the Company’s compensation committee over the three-year performance period. Where the annual financial goals have been met and where there has been strong relative TSR performance over the three-year performance period, the PRU program may provide substantial rewards to participants with a maximum payout of 2.4 times the initial PRU award. However, even if all of the annual financial metric goals are achieved in each of the three years, there will be no payouts if the Company’s stock performance is below that of the 10th percentile for PRUs granted in 2019, 2018 and 2017 of the group of peer companies selected by the Company’s compensation committee, as appropriate.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. As of December 30, 2019, management determined that vesting of the PRU awards was probable. PRU activity for the year ended December 30, 2019 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding shares as of December 31, 2018	255	$18.75
Granted	293	10.17
Vested	(186)	16.98
Forfeited / cancelled	(7)	15.18
Change in units due to annual performance achievement	(141)	13.47
Outstanding shares as of December 30, 2019	214	$12.16

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the years ended December 30, 2019, December 31, 2018 and January 1, 2018, the following assumptions were used in determining the fair value:

	For the Year Ended
	December 30, 2019 (1)	December 31, 2018 (2)	January 1, 2018 (3)
Weighted-average fair value	$10.17	$19.59	$22.90
Risk-free interest rate	2.18%	2.14%	1.20%
Dividend yield	—	—	—
Expected volatility	38%	40%	43%
Expected term in years	1.8	1.5	1.8

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2017, the second year of the three-year performance period applicable to PRUs granted in 2018 and the first year of the three-year performance period applicable to PRUs granted in 2019.

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

Restricted Stock Units

RSU activity for the year ended December 30, 2019 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding as of December 31, 2018	2,125	$13.47
Granted	1,708	10.09
Vested	(1,179)	11.84
Forfeited	(127)	12.38
Non-vested RSUs outstanding as of December 30, 2019	2,527	$11.91
Vested and expected to vest as of December 30, 2019	2,997	$11.75

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The weighted average fair value per unit of RSUs granted was $10.09, $15.35 and $15.85 for the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively. The total fair value of RSUs vested for the years ended December 30, 2019, December 31, 2018 and January 1, 2018 was $13,954, $12,599 and $9,446, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock Options

The Company did not grant stock option awards during the years ended December 30, 2019 and January 1, 2018. During the year ended December 31, 2018, the Company granted 40 stock options to newly appointed members of the board which were estimated to have a weighted fair value per share of $8.37. The fair value calculation is based on stock options granted during the period using the Black-Scholes option-pricing model on the date of grant. For the year ended December 31, 2018, the weighted fair value was determined using 3.1% as the risk-free interest rate, 43% as the expected volatility, 8.5 years as the expected term and no dividend yield.

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

Option activity under the Plan for the year ended December 30, 2019 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of December 31, 2018	100	$13.10	6.1	$4
Outstanding as of December 30, 2019	100	$13.10	5.1	$212
Vested and expected to vest as of December 30, 2019	100	$13.10	5.1	$212
Exercisable as of December 30, 2019	65	$12.06	3.3	$212

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on the last trading day of the 2019 fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2019. This amount changes based on the fair market value of the Company’s stock. There were no options exercised or vested for the year ended December 30, 2019. The total intrinsic value of options exercised for the years ended December 31, 2018 and January 1, 2018 was $128 and $27, respectively. The total fair value of the options vested for both years ended December 31, 2018 and January 1, 2018 was $34.

Stock-based Compensation Expense and Unrecognized Compensation Costs

For the years ended December 30, 2019, December 31, 2018 and January 1, 2018, the amounts recognized in the consolidated statements of operations with respect to the stock-based compensation plan are as follows:

	For the Year Ended
	December 30,	December 31,	January 1,
	2019	2018	2018
	(In thousands)
Cost of goods sold	$3,158	$2,898	$2,252
Selling and marketing	1,973	1,964	1,458
General and administrative	11,685	15,819	14,580
Stock-based compensation expense recognized	$16,816	$20,681	$18,290

The following is a summary of total unrecognized compensation costs as of December 30, 2019:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$19,452	1.5
PRU awards	1,352	1.4
Stock options	242	1.7
	$21,046

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(15)	Employee Benefit Plans, Deferred Compensation Plan and Retirement Benefit Plan

As of December 30, 2019, the Company has several defined contribution plans. In North America, the Company has savings plans (the Savings Plans) in which eligible full-time employees can participate and contribute a percentage of compensation subject to the maximum allowed by the tax agencies. The Savings Plans provides for a partial match by the Company. In China, the Company contributes to either separate trust-administered funds or various government-sponsored pension plans on a mandatory basis. For all defined contribution plans, the Company has no further payment obligation once the required contributions have been made. The Company recorded contributions to defined contribution plans of $54,395, $58,445 and $42,461 during the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively.

The Company also maintains a deferred compensation plan (the Compensation Plan). The Compensation Plan is an unfunded, nonqualified deferred compensation plan and is limited to selected employees, including the Company’s named executive officers and directors. The Compensation Plan allows participants to defer up to 100% of their annual bonus and between 5% and 100% of their annual director fees. Amounts deferred under the Compensation Plan will be credited to accounts maintained by the Company for each participant and will be credited or debited with the participant’s proportionate share of any gains or losses attributable to the performance of investment options selected by the participant.

During the years ended December 30, 2019 and December 31, 2018, and following the acquisition of Anaren on April 18, 2018, the Company has a noncontributory defined benefit pension plan covering eligible employees. Effective August 15, 2000, the plan was closed for new participants. Benefits under this plan generally are based on the employee’s years of service and compensation. Effective December 31, 2019, the plan is frozen as to further participation and to further benefit accruals.

As of December 30, 2019 and December 31, 2018, the funded status of the accumulated benefit obligation was 70%. The Company expects to fund a minimum required contribution of approximately $838 during fiscal year 2020.

The following tables set forth the changes in benefit obligation and the plan assets in the defined benefit plan described above for the years ended December 30, 2019 and December 31, 2018:

	For the Year Ended
Change in Benefit Obligations	December 30, 2019	December 31, 2018
	(In thousands)
Benefit obligation at beginning of year	$(27,661)	$(27,525)
Service cost	(397)	(292)
Interest cost	(1,109)	(758)
Amendments/curtailments/special termination	1,636	—
Actuarial (loss) gain	(4,174)	264
Benefits paid	1,105	650
Benefit obligation at end of year	$(30,600)	$(27,661)
Accumulated benefit obligation at end of year	$30,600	$26,191

	For the Year Ended
Change in in Plan Assets	December 30, 2019	December 31, 2018
	(In thousands)
Fair value of plan assets at beginning of year	$18,251	$19,643
Actual return on plan assets	3,346	(1,021)
Employer contributions	795	280
Benefits paid	(1,105)	(651)
Fair value of plan assets at end of year	$21,287	$18,251
Unfunded status	$(9,313)	$(9,410)
Net amount recognized	$(9,313)	$(9,410)

Amounts before income tax effect recognized in the consolidated balance sheets consists of the following:

	As of	As of
	December 30, 2019	December 31, 2018
	(In thousands)
Other long-term liabilities	$(9,313)	$(9,410)
Net amount recognized	$(9,313)	$(9,410)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Amounts before income tax effect included in accumulated other comprehensive loss as of December 30, 2019 and
December 31, 2018 are as follows:

	December 30, 2019	December 31, 2018
	(In thousands)
Net actuarial loss	$(2,097)	$(1,677)
Accumulated other comprehensive loss	$(2,097)	$(1,677)

During 2020, no accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.

The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive loss for the years ended December 30, 2019 and December 31, 2018 are as follows:

	December 30, 2019	December 31, 2018
	(In thousands)
Service cost	$397	$292
Interest cost	1,109	758
Expected return on plan assets	(1,228)	(920)
Net periodic benefit cost	$278	$130

The weighted-average assumptions used to determine benefit obligations for this plan as of December 30, 2019 and
December 31, 2018 are as follows:

	December 30, 2019	December 31, 2018
Discount rate	3.02%	4.09%
Rate of compensation increase	3.20	3.20
Expected return on plan assets	6.00	6.75

The Company determines the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rating of Moody's AA Corporate and with maturities that are consistent with the projected future cash flow obligations.

The weighted-average assumptions used to determine net periodic benefit cost for the year ended December 30, 2019 and December 31, 2018 are as follows:

	For the Year Ended
	December 30, 2019	December 31, 2018
Discount rate	4.09%	3.96%
Rate of compensation increase	3.20	3.20
Expected return on plan assets	6.75	6.75

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

Investments shall be made pursuant to the following objectives: 1) preserve the purchasing power of the plan’s assets adjusted for inflation; 2) provide long term growth; 3) avoid significant volatility. Asset allocation shall be determined based on a long-term target allocation having 29% of assets invested in large-cap stocks, 11% in mid-cap stocks, 11% in small-cap stocks, 11% in international stocks, 34% in the broad bond market, and 3% in the real estate market, with little or none invested in cash. Both the investment allocation and the plan performance are reviewed periodically.

The target allocation for 2020 and the plan asset allocation at the end of 2019 and 2018, in percentages, by asset category are as follows:

	Target Allocation 2020	December 30, 2019	December 31, 2018
Equity securities (1)	66%	66%	61%
Debt securities (2)	31	31	38
Cash and cash equivalents (3)	3	3	1
Total	100%	100%	100%

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes plan assets measured at fair value as of December 30, 2019 and December 31, 2018:

	As of
	December 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity securities (1)	$14,131	$14,131	$—	$—
Debt securities (2)	6,488	6,488	—	—
Cash and cash equivalents (3)	668	668	—	—
Total	$21,287	$21,287	$—	$—

	As of
	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity securities (1)	$11,184	$11,184	$—	$—
Debt securities (2)	6,929	6,929	—	—
Cash and cash equivalents (3)	138	138	—	—
Total	$18,251	$18,251	$—	$—

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

The Company seeks to maximize medium to long-term returns of the overall pension plan assets with reasonable levels of investment risk. One element of controlling the overall investment risk is through diversification of asset allocation, among domestic and international equity and debt instruments. The plan's equity investments include foreign and domestic exchange traded equities across a range of industries and countries, but primarily in the domestic markets. The plan's debt securities are primarily invested in government and corporate issuers primarily in the domestic market.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)
2020	$1,185
2021	1,251
2022	1,309
2023	1,408
2024	1,506
Years 2025 through 2029	8,344

(16)	Preferred Stock

The board of directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of December 30, 2019, no shares of preferred stock were outstanding.

(17)	Segment Information

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company has two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments and consists of sixteen domestic PCB, RF sub-system, and RF component fabrication plants, including two facilities that

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

provide follow-on value-added services; nine PCB fabrication and RF component plants in China; and one in Canada. The E-M Solutions reportable segment consists of three custom electronic assembly plants in China. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods, and regulatory environments.

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

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands)
Net Sales:
PCB (1)	$2,462,975	$2,621,314	$2,448,506
E-M Solutions	226,333	225,947	210,086
Total net sales	$2,689,308	$2,847,261	$2,658,592
Operating Segment Income:
PCB (1)	$276,208	$329,668	$322,486
E-M Solutions	7,119	8,105	6,716
Corporate	(109,910)	(115,662)	(92,808)
Total operating segment income	173,417	222,111	236,394
Amortization of definite-lived intangibles (2)	(53,296)	(63,026)	(23,634)
Total operating income	120,121	159,085	212,760
Total other expense	(73,937)	(69,317)	(72,802)
Income before income taxes	$46,184	$89,768	$139,958

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands)
Depreciation Expense:
PCB (1)	$155,163	$153,637	$144,256
E-M Solutions	3,476	2,850	2,471
Corporate	7,935	6,221	4,082
Total depreciation expense	$166,574	$162,708	$150,809

Capital Expenditures:
PCB (1)	$130,799	$103,318	$161,152
E-M Solutions	2,302	3,918	5,438
Corporate	8,437	7,758	44,001
Total capital expenditures	$141,538	$114,994	$210,591

	As of
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands)
Segment Assets:
PCB (1)	$2,126,765	$2,039,088	$1,991,049
E-M Solutions	156,580	146,693	143,344
Corporate	1,277,588	1,271,722	647,489
Total assets	$3,560,933	$3,457,503	$2,781,882

(1)	Figures for the year ended January 1, 2018 do not include Anaren, as the acquisition occurred on April 18, 2018.
(2)

Amortization of definite-lived intangibles relates to the PCB reportable segment. For the years ended December 30, 2019 and December 31, 2018, $4,822 and $3,345, respectively, of amortization expense is included in cost of goods sold.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Corporate category includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology, facilities and human resources personnel, as well as global sales and marketing personnel and acquisition and integration costs associated with the acquisitions. Bank fees and legal, accounting, and other professional service costs associated with acquisitions of $6,902, $13,279 and $2,266 for the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively, are included in Corporate.

The Company markets and sells its products in approximately 60 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales and long-lived assets are as follows:

	2019		2018		2017
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
	(In thousands)
United States	$1,394,464	$1,348,741	$1,260,739	$1,315,174	$850,511	$642,256
China	551,861	754,514	548,853	851,789	957,296	866,126
Other	742,983	26,473	1,037,669	28,029	850,785	23,984
Total	$2,689,308	$2,129,728	$2,847,261	$2,194,992	$2,658,592	$1,532,366

Net sales are attributed to countries by country invoiced.

(18)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 30, 2019, December 31, 2018 and January 1, 2018:

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands, except per share amounts)
Basic earnings:
Basic earnings	$41,301	$173,584	$124,214
Diluted earnings:
Net income attributable to TTM Technologies, Inc. stockholders	$41,301	$173,584	$124,214
Interest expense from Convertible Senior Notes, net of tax	11,090	11,906	13,803
Diluted earnings	$52,391	$185,490	$138,017

Basic weighted average shares	105,195	103,355	101,580
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,137	1,677	2,157
Dilutive effect of outstanding warrants	—	3,065	2,799
Dilutive effect of assumed conversion of Convertible Senior Notes outstanding	—	25,939	25,940
Diluted shares	106,332	134,036	132,476
Earnings per share attributable to TTM Technologies, Inc. stockholders:
Basic	$0.39	$1.68	$1.22
Diluted	$0.39	$1.38	$1.04

For the years ended December 30, 2019, December 31, 2018 and January 1, 2018, PRUs, RSUs and stock options to purchase 730, 528 and 255 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for performance-based stock units, restricted stock units or stock options was greater than the average market price of common shares during the applicable year and, therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The below is a summary of amounts convertible to common stock related to Convertible Senior Notes and related warrants:

	For the Year Ended
	December 30, 2019	December 31, 2018	January 1, 2018
	(In thousands)
Common stock related to Convertible Senior Notes	25,938	25,939	25,939
Warrants to purchase common stock	25,940	25,940	25,940

For the year ended December 30, 2019, the effect of shares of common stock related to the Company’s Convertible Senior Notes, based on the if-converted method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

Outstanding warrants for the year ended December 30, 2019, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable year, and therefore, the effect would be anti-dilutive.

(19)	Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a member of the Board of Directors of the Company holds an equity interest. The Company’s foreign subsidiaries purchased laminate and prepreg from these related parties in the amount of $33,695, $44,992 and $51,985 for the years ended December 30, 2019, December 31, 2018 and January 1, 2018, respectively.

The Company also sells PCBs to a related party which is a wholly owned subsidiary of an entity in which a member of the Board of Directors of the Company holds an equity interest. Sales to this related party for the years ended December 30, 2019, December 31, 2018 and January 1, 2018 were $250, $8 and $78, respectively.

As of December 30, 2019 and December 31, 2018, the Company’s consolidated balance sheets included $10,179 and $10,630, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated balance sheets. Additionally, the Company’s consolidated balance sheets as of December 30, 2019 and December 31, 2018, included $7 and $13, respectively, in accounts receivable due from a related party for sales of PCBs, as mentioned above, and such balances are included as a component of accounts receivable, net on the consolidated balance sheets.
(20)	Non-controlling Interest Holdings

During the fourth quarter of 2017, the Company acquired Desay Industrial’s 5% non-controlling equity interest in the manufacturing facility in Huiyang, China otherwise owned by the Company for 56,400 Chinese RMB or $8,568. The Company recorded an increase to additional paid-in capital for the difference between the purchase price and the carrying value of the non-controlling interest of $223.
(21)	Acquisition of Anaren, Inc.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of the earliest period presented, or the results that may be achieved in future periods.

	For the Year Ended
	December 31,	January 1,
	2018	2018
	(In thousands)
Net sales	$2,915,935	$2,892,192
Net income attributable to TTM Technologies, Inc. stockholders	190,198	106,881
Basic earnings per share	$1.84	$1.05
Dilutive earnings per share	$1.51	$0.91
(22)	Subsequent Events

In December 2019, a strain of coronavirus surfaced in China. As a result, there have been numerous factory closures. While many factories were closed for a few days because of the Chinese New Year holiday, the Chinese government ordered that businesses in various areas extend the Chinese New Year holiday due to the coronavirus outbreak. Moreover, because of the current restrictions on travel in China, the Company’s employees are affected and the Company experienced labor shortages. Also, it is possible that the Chinese government will announce new closures in the future. Some of the Company’s suppliers and customers in China have similarly been affected and experienced closures and risks of labor shortages. If these suppliers experience additional closures in the future, the Company may have difficulty sourcing materials necessary to fulfill production requirements and meet scheduled shipments, which will negatively affect revenues. Even if the Company is able to find alternate sources for such materials, they may cost more, which will affect profitability. If the Company’s customers in China experience additional closures in the future and are not able to accept orders or if they delay or cancel such orders, revenues will be negatively affected. At this point in time, there is significant uncertainty relating to the potential effect of the coronavirus on the Company’s business. Infections may become more widespread and there might be additional factory closures in the future, all of which will have a negative impact on the Company’s business, financial condition and operating results. As a result of this disruption, the Company’s financial results for the first quarter of 2020 will be negatively affected.

On January 19, 2020, the Company entered into a definitive equity interests purchase agreement for the sale of the Company’s following subsidiaries: Shanghai Kaiser Electronics Co., Ltd. (SKE), Shanghai Meadville Electronics Co., Ltd. (SME), Shanghai Meadville Science & Technology Co., Ltd. (SP) and Guangzhou Meadville Electronics Co., Ltd. (GME) (collectively, the Mobility business unit) for a base purchase price of $550,000 in cash, subject to customary purchase price adjustments. The purchase agreement excludes from the sale certain accounts receivable related to the business, which the Company expects, based on the terms of the purchase agreement will result in an estimated $110,000 in additional cash to the Company. The accounting recognition and financial reporting for the sale of these subsidiaries will be reflected in the Company’s financial statements in the period corresponding with its closing.