Form 10-Q
period 2020-03-30
TTM TECHNOLOGIES INC
filed 2020-05-07
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2020

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at May 4, 2020: 106,243,673

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	March 30,	December 30,
	2020	2019
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$361,992	$379,818
Accounts receivable, net	458,639	503,598
Contract assets	256,482	254,600
Inventories	120,949	113,753
Current assets held for sale	522,974	67,572
Prepaid expenses and other current assets	30,751	23,343
Total current assets	1,751,787	1,342,684
Property, plant and equipment, net	666,611	678,201
Operating lease right-of-use assets	21,724	22,173
Goodwill	706,524	706,524
Definite-lived intangibles, net	314,735	325,680
Non-current assets held for sale	—	425,597
Deposits and other non-current assets	62,737	60,074
	$3,524,118	$3,560,933
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$249,975	$249,975
Accounts payable	309,580	329,866
Contract liabilities	3,576	3,838
Accrued salaries, wages and benefits	70,281	85,114
Current liabilities held for sale	170,735	185,391
Other current liabilities	100,216	92,482
Total current liabilities	904,363	946,666
Long-term debt, net of discount and issuance costs	1,229,372	1,225,962
Operating lease liabilities	14,832	15,413
Non-current liabilities held for sale	—	1,530
Other long-term liabilities	98,351	92,325
Total long-term liabilities	1,342,555	1,335,230
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 106,217 and 105,510 shares issued and outstanding as of March 30, 2020 and December 30, 2019, respectively	106	106
Additional paid-in capital	819,543	814,708
Retained earnings	473,135	474,309
Accumulated other comprehensive loss	(15,584)	(10,086)
Total stockholders’ equity	1,277,200	1,279,037
	$3,524,118	$3,560,933

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended March 30, 2020 and April 1, 2019

	Quarter Ended
	March 30,	April 1,
	2020	2019
	(Unaudited)
	(In thousands, except per share data)
Net sales	$497,646	$536,445
Cost of goods sold	416,304	437,619
Gross profit	81,342	98,826
Operating expenses:
Selling and marketing	16,169	17,560
General and administrative	34,667	30,282
Research and development	4,762	4,716
Amortization of definite-lived intangibles	9,562	16,152
Total operating expenses	65,160	68,710
Operating income	16,182	30,116
Other expense:
Interest expense	(19,781)	(21,135)
Other, net	2,502	(357)
Total other expense, net	(17,279)	(21,492)
(Loss) income from continuing operations before income taxes	(1,097)	8,624
Income tax provision	(2,123)	(2,386)
Net (loss) income from continuing operations	(3,220)	6,238
Income (loss) from discontinued operations, net of income taxes	2,046	(9,490)
Net loss	$(1,174)	$(3,252)

Loss per share:
Basic (loss) earnings per share from continuing operations	$(0.03)	$0.06
Basic earnings (loss) per share from discontinued operations	0.02	(0.09)
Basic loss per share	$(0.01)	$(0.03)

Diluted (loss) earnings per share from continuing operations	$(0.03)	$0.06
Diluted earnings (loss) per share from discontinued operations	0.02	(0.09)
Diluted loss per share	$(0.01)	$(0.03)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Loss

For the Quarters Ended March 30, 2020 and April 1, 2019

	Quarter Ended
	March 30,	April 1,
	2020	2019
	(Unaudited)
	(In thousands)
Net loss	$(1,174)	$(3,252)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(367)	630
Pension obligation adjustments, net	27	19
Net unrealized losses on cash flow hedges:
Unrealized loss on effective cash flow hedges during the period, net	(6,018)	(1,828)
Loss realized in the statement of operations	860	278
Net	(5,158)	(1,550)
Other comprehensive loss, net of tax	(5,498)	(901)
Comprehensive loss, net of tax	$(6,672)	$(4,153)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Quarters Ended March 30, 2020 and April 1, 2019

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 30, 2019	105,510	$106	$814,708	$474,309	$(10,086)	$1,279,037
Net loss	—	—	—	(1,174)	—	(1,174)
Other comprehensive loss	—	—	—	—	(5,498)	(5,498)
Issuance of common stock for performance-based restricted stock units	187	—	—	—	—	—
Issuance of common stock for restricted stock units	520	—	—	—	—	—
Stock-based compensation	—	—	4,835	—	—	4,835
Balance, March 30, 2020	106,217	$106	$819,543	$473,135	$(15,584)	$1,277,200

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 31, 2018	103,687	$104	$797,895	$433,008	$(3,920)	$1,227,087
Net loss	—	—	—	(3,252)	—	(3,252)
Other comprehensive loss	—	—	—	—	(901)	(901)
Redemption of convertible notes, net	—	—	(1)	—	—	(1)
Issuance of common stock for performance-based restricted stock units	694	—	—	—	—	—
Issuance of common stock for restricted stock units	1,040	1	(1)	—	—	—
Stock-based compensation	—	—	3,926	—	—	3,926
Balance, April 1, 2019	105,421	$105	$801,819	$429,756	$(4,821)	$1,226,859

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended March 30, 2020 and April 1, 2019

	Quarter Ended
	March 30, 2020	April 1, 2019
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,174)	$(3,252)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	42,632	41,602
Amortization of definite-lived intangible assets	11,620	18,005
Amortization of debt discount and issuance costs	3,552	3,845
Deferred income taxes	(353)	(1,262)
Stock-based compensation	4,835	3,926
Other	876	(4,346)
Changes in operating assets and liabilities:
Accounts receivable, net	45,019	6,337
Contract assets	1,572	24,668
Inventories	(7,573)	(5,423)
Prepaid expenses and other current assets	(5,959)	(8,599)
Accounts payable	(52,791)	(5,976)
Contract liabilities	(262)	(833)
Accrued salaries, wages and benefits and other current liabilities	(14,081)	(31,768)
Net cash provided by operating activities	27,913	36,924
Cash flows from investing activities:
Refundable deposit related to sale of the Mobility business unit	35,342	—
Purchase of property, plant and equipment and other assets	(32,451)	(33,483)
Proceeds from sale of property, plant and equipment and other assets	—	5,037
Net cash provided by (used in) investing activities	2,891	(28,446)
Cash flows from financing activities:
Repayment of long-term debt borrowing	—	(30,000)
Redemption of convertible notes	—	(10)
Net cash used in financing activities	—	(30,010)
Effect of foreign currency exchange rates on cash and cash equivalents	(521)	391
Net increase (decrease) in cash and cash equivalents	30,283	(21,141)
Cash and cash equivalents and restricted cash at beginning of period	400,154	256,360
Cash and cash equivalents and restricted cash at end of period	430,437	235,219
Cash and cash equivalents and restricted cash in assets held for sale	(68,445)	(49,991)
Cash and cash equivalents as presented on the consolidated condensed balance sheet	$361,992	$185,228
Supplemental cash flow information:
Cash paid, net for interest	$10,455	$25,840
Cash paid, net for income taxes	4,367	9,575
Net cash provided by operating activities from discontinued operations	21,286	27,822
Net cash provided by (used in) investing activities from discontinued operations	26,823	(6,199)
Net cash used in financing activities from discontinued operations	—	—
Supplemental disclosure of noncash investing activities:
Property, plant and equipment recorded in accounts payable	$46,784	$48,148
Supplemental disclosure of noncash investing activities from discontinued operations:
Property, plant and equipment recorded in accounts payable	$6,673	$7,502

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

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due to the coronavirus (COVID-19) global pandemic, the global economy and financial markets have been disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the fourth quarter ending on the Monday nearest December 31.

On January 19, 2020, the Company entered into a definitive equity interests purchase agreement with AKMMeadville Electronics (Xiamen) Co., Ltd (the Purchaser) for the sale of the Company’s following subsidiaries, which was completed on April 17, 2020: Shanghai Kaiser Electronics Co., Ltd. (SKE), Shanghai Meadville Electronics Co., Ltd. (SME), Shanghai Meadville Science & Technology Co., Ltd. (SP) and Guangzhou Meadville Electronics Co., Ltd. (GME) (collectively, the Mobility business unit). For all periods presented in the consolidated condensed balance sheet, all assets and liabilities attributable to the Mobility business unit have been aggregated under the captions “Current assets held for sale”, “Non-current assets held for sale”, “Current liabilities held for sale” and “Non-current liabilities held for sale”. For all periods presented in the consolidated condensed statements of operations, all sales, costs, expenses and income taxes attributable to the Mobility business unit have been aggregated under the caption “Income from discontinued operations, net of income taxes”. Prior year results have been recast to conform with the current presentation. Refer to Note 2, Discontinued Operations, for additional information.

Unless otherwise noted, amounts and disclosures throughout these notes to consolidated condensed financial statements relate to continuing operations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified due to the sale of the Company’s Mobility business unit. Refer to Note 2, Discontinued Operations, for further information regarding this sale and the resulting prior year reclassifications. Further, in 2020, the Company began presenting research and development expenses as a separate line item on the consolidated condensed statements of operations to better align with similar presentation made by peers and to provide additional disclosure that is meaningful for investors. The prior year consolidated condensed statements of operations were adjusted to conform with this new presentation. Research and development expense were previously presented within general and administrative expense on the consolidated condensed statements of operations.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model that reflects losses that are probable rather than the incurred loss model for recognizing credit losses. The standard became effective for interim and annual periods beginning after December 15, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company adopted this ASU as of December 31, 2019 and it did not have a material impact on its financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary relief to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates. This guidance is effective beginning on March 12, 2020 through December 31, 2022. The guidance on contract modifications can be applied prospectively from any date beginning March 12, 2020 and may also be applied to modifications of existing contracts made earlier in the interim period that includes March 12, 2020. The guidance on hedging can be applied to eligible hedging relationships existing at the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of that interim period. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated condensed financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the new guidance to determine the impact it may have on its consolidated condensed financial statements and related disclosures and the impact is not expected to be material.

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

(2) Discontinued Operations

On January 19, 2020, the Company entered into a definitive equity interests purchase agreement for the sale of the Company’s Mobility business unit. The sale was completed on April 17, 2020 for a base purchase price of $550,000 in cash, subject to customary purchase price adjustments. The base purchase price does not include certain accounts receivable of the divested business, which are estimated to total approximately $95,000.

As the sale of the Company’s Mobility business unit represents a strategic shift that will have a major effect on the Company’s operations and financial results, in accordance with the provisions of FASB authoritative guidance on the presentation of financial statements, Mobility business unit results are classified as discontinued operations in the consolidated condensed statements of operations for all periods presented. Prior year results have been recast to conform with the current presentation. The Mobility business unit is part of the Company’s PCB reportable segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following table summarizes the results of Mobility operations for each period prior to sale:

	Quarter Ended
	March 30,	April 1,
	2020	2019
	(In thousands, except per share data)
Net sales	$113,174	$83,755
Cost of goods sold	108,425	93,896
Gross profit	4,749	(10,141)
Operating expenses:
Selling and marketing	1,176	1,341
General and administrative	1,310	470
Research and development	147	—
Amortization of definite-lived intangibles	675	674
Total operating expenses	3,308	2,485
Operating income (loss)	1,441	(12,626)
Other income (expense):
Interest expense	(223)	(553)
Other, net	1,571	(173)
Total other income (expense), net	1,348	(726)
Income (loss) from discontinued operations before income taxes	2,789	(13,352)
Income tax (provision) benefit	(743)	3,862
Income (loss) from discontinued operations, net of income taxes	$2,046	$(9,490)

Earnings (loss) per share from discontinued operations:
Basic earnings (loss) per share	$0.02	$(0.09)
Diluted earnings (loss) per share	$0.02	$(0.09)

Depreciation expense related to the discontinued operations for the quarter ended March 30, 2020 and April 1, 2019 was $18,265 and $18,075, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Assets being sold and liabilities being assumed by the Purchaser in the sale of the Company’s Mobility business unit include substantially all assets and liabilities, with the exception of certain accounts receivable. The following table summarizes the major categories of assets and liabilities classified as held for sale in the consolidated condensed balance sheets as of the end of each period:

	As of
	March 30,	December 30,
	2020	2019
	(In thousands)
Cash and cash equivalents	$33,103	$20,336
Restricted cash	35,342	—
Accounts receivable, net	6	66
Contract assets	30,181	33,635
Inventories	8,643	8,266
Prepaid expenses and other current assets	3,978	5,269
Property, plant and equipment, net	330,312	344,728
Operating lease right-of-use assets	1,593	1,983
Goodwill	68,267	68,267
Definite-lived intangibles, net	5,653	6,328
Deposits and other non-current assets	5,896	4,291
Total assets classified as held for sale	$522,974	$493,169

Accounts payable	$144,715	153,700
Accrued salaries, wages and benefits	12,057	13,606
Other current liabilities	12,720	18,085
Operating lease liabilities	820	1,104
Other long-term liabilities	423	426
Total liabilities classified as held for sale	$170,735	$186,921

(3) Leases

The Company leases some of its manufacturing and assembly plants, sales offices and equipment under non-cancellable operating leases that expire at various dates through 2049. The majority of the Company’s lease arrangements are comprised of fixed payments and certain leases consist of variable payments based on equipment usage. These variable payments are not included in the measurement of the right-of-use (ROU) asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. Certain leases contain renewal provisions at the Company’s option. Most of the leases require the Company to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense were as follows:

	Quarter Ended
	March 30, 2020	April 1, 2019
	(In thousands)
Operating lease cost	$2,481	$2,032
Variable lease cost	106	159
Short-term lease cost	229	41

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Supplemental cash flow information related to leases was as follows:

	Quarter Ended
	March 30, 2020	April 1, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,171	$2,012
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	1,876	6,824

Supplemental balance sheet information related to leases was as follows:

	As of
	March 30, 2020	December 30, 2019
	(In thousands)
Operating lease right-of-use assets	$21,724	$22,173
Other current liabilities	7,504	7,111
Operating lease liabilities	14,832	15,413
Total operating lease liabilities	$22,336	$22,524

	As of
	March 30, 2020	December 30, 2019
Weighted average remaining lease term	4.2 years	4.4 years
Weighted average discount rate	3.24%	3.92%

Maturities of operating lease liabilities were as follows (1):

(In thousands)
Less than one year	$7,875
1 - 2 years	6,533
2 - 3 years	2,820
3 - 4 years	2,258
4 - 5 years	1,791
Thereafter	2,681
Total lease payments	23,958
Less imputed interest	(1,622)
Total	$22,336

(1)	Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.

(4) Revenues

As of March 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $23,014. The Company expects to recognize revenue on approximately 44% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months with the remaining amount recognized thereafter. The remaining performance obligations for the Company’s short-term contracts are expected to be recognized within one year.

Revenue from products and services transferred to customers over time and at a point in time accounted for 98% and 2%, respectively, of the Company’s revenue for the quarter ended March 30, 2020, and 97% and 3%, respectively, of the Company’s revenue for the quarter ended April 1, 2019.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended March 30, 2020
	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$184,451	$—	$184,451
Automotive	61,421	7,463	68,884
Cellular Phone	2,788	—	2,788
Computing/Storage/Peripherals	58,282	104	58,386
Medical/Industrial/Instrumentation	88,224	3,758	91,982
Networking/Communications	60,898	18,977	79,875
Other	11,366	(86)	11,280
Total	$467,430	$30,216	$497,646

	Quarter Ended April 1, 2019
	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$164,797	$4	$164,801
Automotive	81,593	19,765	101,358
Cellular Phone	1,904	—	1,904
Computing/Storage/Peripherals	57,846	189	58,035
Medical/Industrial/Instrumentation	82,182	8,167	90,349
Networking/Communications	84,023	23,339	107,362
Other	12,722	(86)	12,636
Total	$485,067	$51,378	$536,445

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	March 30, 2020	December 30, 2019
	(In thousands)
Inventories:
Raw materials	$108,770	$97,660
Work-in-process	8,709	10,898
Finished goods	3,470	5,195
	$120,949	$113,753
Property, plant and equipment, net:
Land and land use rights	$62,009	$62,009
Buildings and improvements	390,544	381,980
Machinery and equipment	808,022	777,916
Furniture and fixtures and other	10,511	10,329
Construction-in-progress	31,168	58,195
	1,302,254	1,290,429
Less: Accumulated depreciation	(635,643)	(612,228)
	$666,611	$678,201

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(6) Goodwill

As of March 30, 2020 and December 30, 2019, goodwill was as follows:

Total
(In thousands)
Balance as of December 30, 2019 and March 30, 2020
Goodwill	$946,191
Accumulated impairment loss	(171,400)
Goodwill in assets held for sale	(68,267)
$706,524

All goodwill relates to the Company’s PCB reportable segment.

(7) Definite-lived Intangibles

As of March 30, 2020 and December 30, 2019, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
March 30, 2020
Customer relationships	$397,500	$(120,865)	$276,635	11.0
Technology	47,650	(9,550)	38,100	9.5
	$445,150	$(130,415)	$314,735

December 30, 2019
Customer relationships	$396,270	$(111,272)	$284,998	11.0
Technology	39,500	(8,064)	31,436	9.4
Acquired intangibles from acquisition in 2019
Customer relationships	1,230	(31)	1,199	5.0
Technology	8,150	(103)	8,047	10.0
	$445,150	$(119,470)	$325,680

Definite-lived intangibles are generally amortized using the straight-line method of amortization over the estimated useful life. Amortization expense was $10,945 and $17,331 for the quarters ended March 30, 2020 and April 1, 2019, respectively. For the quarters ended March 30, 2020 and April 1, 2019, $1,383 and $1,179, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2020	$32,836
2021	41,344
2022	38,793
2023	36,838
2024	29,812
Thereafter	135,112
$314,735

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of March 30, 2020 and December 30, 2019:

	Interest Rate as of March 30, 2020	Principal Outstanding as of March 30, 2020	Interest Rate as of December 30, 2019	Principal Outstanding as of December 30, 2019
	(In thousands)
Term Loan due September 2024	3.48%	$805,879	4.28%	$805,879
Senior Notes due October 2025	5.63	375,000	5.63	375,000
Convertible Senior Notes due December 2020	1.75	249,975	1.75	249,975
U.S. ABL Revolving Loan due June 2024	2.23	40,000	3.03	40,000
Asia ABL Revolving Loan due June 2024	2.38	30,000	3.18	30,000
		1,500,854		1,500,854
Less: Long-term debt unamortized discount		(9,305)		(11,943)
Long-term debt unamortized debt issuance costs		(12,202)		(12,974)
		1,479,347		1,475,937
Less: current maturities		(249,975)		(249,975)
Long-term debt, less current maturities		$1,229,372		$1,225,962

The Company has twelve months to reinvest the cash proceeds received from the sale of the Mobility business unit. If the proceeds are not reinvested, the Company is required to use the proceeds to prepay the Term Loan. The Company plans to use the cash proceeds for debt repayment and reinvestment. Permitted investments, as defined in the Term Loan Credit Agreement, include extensions of trade credit in the ordinary course of business, investments in cash and cash equivalents, permitted acquisitions, investments in assets useful in the business of the Company and its restricted subsidiaries, investments in joint ventures and unrestricted subsidiaries among others.

Debt Covenants

Borrowings under the Term Loan and Senior Notes are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments and dispositions, and share payments.

Under the occurrence of certain events, the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively, the ABL Revolving Loans), are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Debt Issuance and Debt Discount

As of March 30, 2020 and December 30, 2019, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes and Convertible Senior Notes are as follows:

	As of March 30, 2020			As of December 30, 2019
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Term Loan due September 2024	$6,340	$1,918	4.66%	$6,663	$2,016	4.66%
Senior Notes due October 2025	5,121	—	5.92	5,316	—	5.92
Convertible Senior Notes	741	7,387	6.48	995	9,927	6.48
	$12,202	$9,305		$12,974	$11,943

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $2,369 and $2,511 as of March 30, 2020 and December 30, 2019, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of March 30, 2020, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 3.4 years.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

During the quarter ended March 30, 2020, the Company’s effective tax rate was impacted by a net discrete expense of $2,053. This is related to retroactive approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China (including the impact on the respective Company’s deferred tax assets) and by the accrued interest expense on existing uncertain tax positions.

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

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of March 30, 2020, the fair value of the interest rate swap was recorded as a liability in the amount of $19,341 and included as a component of other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax. No ineffectiveness was recognized for the quarters ended March 30, 2020 and April 1, 2019. The interest rate swap increased interest expense by $1,175 and $339 for the quarters ended March 30, 2020 and April 1, 2019, respectively.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of March 30, 2020 and December 30, 2019 was approximately $787 and $1,994, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	March 30, 2020	December 30, 2019
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other long-term liabilities	$(19,341)	$(12,067)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	—	1
Foreign exchange contracts	Other current liabilities	(2)	(3)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarters ended March 30, 2020 and April 1, 2019:

		Quarter Ended March 30, 2020		Quarter Ended April 1, 2019
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(8,449)	$(1,175)	$(2,586)	$(339)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the quarters ended March 30, 2020 and April 1, 2019:

	Quarter Ended
	March 30,	April 1,
	2020	2019
	(In thousands)
Beginning balance, net of tax	$(9,617)	$(4,214)
Changes in fair value loss, net of tax	(6,018)	(1,828)
Reclassification to earnings	860	278
Ending balance, net of tax	$(14,775)	$(5,764)

Based on the current yield curve, the Company expects that losses of approximately $6,564 of the accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, in the next twelve months.

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of March 30, 2020 and December 30, 2019:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of December 30, 2019	$1,115	$(1,584)	$(9,617)	$(10,086)
Other comprehensive (loss) income before reclassifications	(367)	27	(6,018)	(6,358)
Amounts reclassified from accumulated other comprehensive income	—	—	860	860
Other comprehensive (loss) income	(367)	27	(5,158)	(5,498)
Ending balance as of March 30, 2020	$748	$(1,557)	$(14,775)	$(15,584)

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

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers. There were no customers that accounted for 10% or more of net sales for the quarters ended March 30, 2020 and April 1, 2019.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of March 30, 2020 and December 30, 2019 were as follows:

	As of		As of
	March 30, 2020		December 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$—	$—	1	1
Derivative liabilities, current	2	2	3	3
Derivative liabilities, non-current	19,341	19,341	12,067	12,067
Term Loan due September 2024	797,621	706,152	797,200	808,901
Senior Notes due October 2025	369,879	312,101	369,684	390,143
Convertible Senior Notes due December 2020	241,847	276,095	239,053	391,686
ABL Revolving Loans	70,000	70,000	70,000	70,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of March 30, 2020 and December 30, 2019, which are considered Level 2 inputs.

The fair value of the Convertible Senior Notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 2 inputs.

As of March 30, 2020 and December 30, 2019, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of March 30, 2020 consisted of $36,525 held in the U.S., with the remaining $325,467 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of March 30, 2020 and December 30, 2019. However, these amounts are not material to the consolidated condensed financial statements of the Company.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(15) (Loss) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters ended March 30, 2020 and April 1, 2019:

	Quarter Ended
	March 30, 2020	April 1, 2019
	(In thousands, except per share amounts)
Net (loss) income	$(3,220)	$6,238

Basic weighted average shares	105,686	104,315
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	—	1,299
Diluted shares	105,686	105,614
(Loss) earnings per share:
Basic	$(0.03)	$0.06
Diluted	$(0.03)	$0.06

For the quarter ended March 30, 2020, potential shares of common stock, consisting of stock options to purchase approximately 100 shares of common stock at exercise prices ranging from $9.54 to $16.60 per share, 2,459 restricted stock units (RSUs), and 216 performance-based restricted stock units (PRUs) were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

PRUs, RSUs, and stock options to purchase 1,089 shares of common stock for the quarter ended April 1, 2019 was not included in the computation of diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method for PRUs, RSUs, or stock options was greater than the average market price of common shares during the applicable quarter and, as a result, the impact would be anti-dilutive.

Outstanding warrants for the quarters ended March 30, 2020 and April 1, 2019, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarter, and therefore, the effect would be anti-dilutive.

For the quarters ended March 30, 2020 and April 1, 2019, the effect of shares of common stock related to the Company’s Convertible Senior Notes, based on the if-converted method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	March 30,	April 1,
	2020	2019
	(In thousands)
Cost of goods sold	$854	$705
Selling and marketing	469	466
General and administrative	3,512	2,755
Stock-based compensation expense recognized	$4,835	$3,926

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of March 30, 2020:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$16,352	1.4
PRU awards	1,090	1.2
Stock options	213	1.5
	$17,655

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

	Quarter Ended
	March 30, 2020	April 1, 2019
	(In thousands)
Net Sales:
PCB	$467,430	$485,067
E-M Solutions	30,216	51,378
Total net sales	$497,646	$536,445
Operating Segment Income (Loss):
PCB	$61,626	$70,494
E-M Solutions	(4,329)	1,179
Corporate	(30,170)	(24,226)
Total operating segment income	27,127	47,447
Amortization of definite-lived intangibles (1)	(10,945)	(17,331)
Total operating income	16,182	30,116
Total other expense	(17,279)	(21,492)
(Loss) income before income taxes	$(1,097)	$8,624

(1)

Amortization of definite-lived intangibles relates to the PCB reportable segment. For the quarters ended March 30, 2020 and April 1, 2019, $1,383 and $1,179, respectively, of amortization expense is included in cost of goods sold.

The Corporate category primarily includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology, facilities and human resources personnel, as well as global sales and marketing personnel, research and development costs, and acquisition and integration costs associated with acquisitions.

(18) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a member of the Board of Directors of the Company holds an equity interest. The Company’s foreign subsidiaries purchased laminate and prepreg from these related parties in the amount of $6,272 and $8,312 for the quarters ended March 30, 2020 and April 1, 2019, respectively.

As of March 30, 2020 and December 30, 2019, the Company’s consolidated condensed balance sheets included $6,895 and $9,220, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated condensed balance sheets.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(19) Subsequent Events

On April 17, 2020, the Company completed the sale of its Mobility business unit for a base purchase price of $550,000 in cash, subject to customary purchase price adjustments. The base purchase price does not include certain accounts receivable of the divested business, which is estimated to total approximately $95,000.

On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit, which consists of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company will discontinue operations at the SH E-MS and SZ facilities while integrating the SH BPA facility into its PCB operations. No goodwill is allocated to the E-M Solutions reportable segment. The cash outlay for severance and other shutdown costs is estimated to be approximately $17,000 and is expected to be incurred over the next 12 to 15 months. The Company also expects to incur approximately $8,000 related to non-cash asset impairments. At this time, these amounts are estimates and subject to change as the Company carries out the restructuring. This subsequent event has not been recognized in these consolidated condensed financial statements and will be recognized in the Company’s consolidated financial statements in the upcoming quarters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2019, filed with the SEC.

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically complex PCBs, backplane assemblies and electro-mechanical solutions (E-M Solutions), as well as a global designer and manufacturer of radio-frequency (RF) and microwave components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,200 customers in various markets throughout the world, including, and increasingly, aerospace and defense, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

The recent coronavirus (COVID-19) pandemic first caused some business disruption in our operations in China beginning in January 2020. By March 2020, the situation escalated as the scope of the COVID-19 pandemic worsened outside of the Asia-Pacific region, with Europe and North America being affected by the pandemic. There is significant uncertainty relating to the potential impacts of the COVID-19 pandemic, and we cannot reasonably estimate its duration or severity. The COVID-19 pandemic creates various global macroeconomic, operational and supply chain risks any one of which could have a material and adverse impact on our business going forward. See Item 1A, Risk Factors, of Part II below for further information related to the COVID-19 pandemic. We have taken measures to protect our employees, suppliers and customers by implementing our pandemic recovery protocols, establishing situational leadership teams in Asia-Pacific and North America along with routine executive review and planning calls, implementing global travel restrictions, and conforming to the guidance and direction of local governments and global health organizations. We are monitoring the impacts the COVID-19 pandemic has had, and continues to have, on our supply chain and are collaborating with our third-party partners with the goal of mitigating to the extent reasonably practicable significant delays in delivery of our products.

On April 17, 2020, we completed the sale of the following subsidiaries of our Mobility business unit: Shanghai Kaiser Electronics Co., Ltd. (SKE), Shanghai Meadville Electronics Co., Ltd. (SME), Shanghai Meadville Science & Technology Co., Ltd. (SP) and Guangzhou Meadville Electronics Co., Ltd. (GME) for a base purchase price of $550.0 million in cash, subject to customary purchase price adjustments. The purchase agreement excludes from the sale certain accounts receivable related to the business, which we expect, based on the terms of the purchase agreement will result in an estimated $95.0 million in cash to us and is expected to be collected during the next three to four months.

On April 28, 2020, our board of directors approved a restructuring plan with respect to our E-M Solutions business unit, which consists of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). Pursuant to the plan, we will discontinue operations at the SH E-MS and SZ facilities while integrating the SH BPA facility into our PCB operations.

FINANCIAL OVERVIEW

Results related to our Mobility business unit are reported as discontinued operations for all periods presented. See Part I, Item 1, Note 2, Discontinued Operations, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information. Unless otherwise noted, amounts and disclosures throughout our MD&A relate to our continuing operations.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers accounted for 42% and 41% of our net sales for the quarters ended March 30, 2020 and April 1, 2019, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended
End Markets (1)	March 30, 2020	April 1, 2019
Aerospace and Defense	37%	31%
Automotive	14	19
Cellular Phone	1	—
Computing/Storage/Peripherals (2)	12	11
Medical/Industrial/Instrumentation	18	17
Networking/Communications	16	20
Other (2)	2	2
Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, facilities, and human resources personnel, as well as expenses for accounting and legal assistance, incentive compensation expense, and gains or losses on the sale or disposal of property, plant and equipment.

Research and development expenses consist primarily of salaries and labor related benefits paid to our research and development staff.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2019 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since December 30, 2019.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended
	March 30, 2020	April 1, 2019
Net sales	100.0%	100.0%
Cost of goods sold	83.7	81.6
Gross profit	16.3	18.4
Operating expenses:
Selling and marketing	3.2	3.3
General and administrative	7.0	5.6
Research and development	0.9	0.9
Amortization of definite-lived intangibles	1.9	3.0
Total operating expenses	13.0	12.8
Operating income	3.3	5.6
Other expense:
Interest expense	(4.0)	(3.9)
Other, net	0.5	(0.1)
Total other expense, net	(3.5)	(4.0)
(Loss) income before income taxes	(0.2)	1.6
Income tax provision	(0.4)	(0.4)
Net (loss) income from continuing operations	(0.6)%	1.2%

We have two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. Factors considered in determining whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production process, type or class of customers, distribution methods and regulatory environments.

Net Sales

Total net sales decreased $38.8 million, or 7.2%, to $497.6 million for the first quarter of 2020 from $536.4 million for the first quarter of 2019. This decrease primarily resulted from a reduction in net sales for the E-M Solutions reportable segment of $21.2 million, or 41.2%, to $30.2 million for the first quarter of 2020 from $51.4 million for the first quarter of 2019. The decrease was primarily due to lower demand in our Automotive, Medical/Industrial/Instrumentation, and Networking/Communications end markets. Additionally, net sales for the PCB reportable segment decreased by $17.6 million, or 3.6%, to $467.4 million for the first quarter of 2020 from $485.1 million for the first quarter of 2019. The reduction in net sales for the PCB reportable segment was primarily due to lower demand in our Networking/Communications and Automotive end markets partially offset by increased demand in our Aerospace and Defense end market. These changes resulted in a 23.6% decrease in the volume of PCB shipments partially offset by an average PCB selling price increase of 26.5%, driven mainly by product mix shift, as compared to the first quarter of 2019.

Gross Margin

Overall gross margin decreased to 16.3% for the first quarter of 2020 from 18.4% for the first quarter of 2019. Gross margin for the PCB reportable segment decreased to 18.6% for the first quarter of 2020 from 20.3% for the first quarter of 2019, primarily due to lower volumes in our commercially focused facilities. Gross margin for the E-M Solutions reportable segment decreased to (5.7%) for the first quarter of 2020 from 6.3% for the first quarter of 2019, primarily due to lower sales and additional provision for excess and obsolete inventories.

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the first quarter of 2020 in our Asia and North America PCB facilities was 50% and 67%, respectively, compared to 64% and 62%, respectively, for the first quarter of 2019. The decline in capacity utilization in our Asia PCB facilities was due to a decrease in production caused by the extended Chinese New Year holidays due to COVID-19 while the increase in capacity utilization in our North America PCB facilities was due to an increase in production related to increased sales in our Aerospace and Defense end market.

Selling and Marketing Expenses

Selling and marketing expenses decreased $1.4 million, to $16.2 million for the first quarter of 2020 from $17.6 million for the first quarter of 2019. As a percentage of net sales, selling and marketing expenses was 3.2% for the first quarter of 2020, as compared to 3.3% for the first quarter of 2019. The decrease in selling and marketing expense for the quarter ended March 30, 2020 was primarily due to reduced commission expense.

General and Administrative Expenses

General and administrative expenses increased $4.4 million to $34.7 million, or 7.0% of net sales, for the first quarter of 2020 from $30.3 million, or 5.6% of net sales, for the first quarter of 2019. The increase in general and administrative expenses for the quarter ended March 30, 2020 was primarily due to the increase in acquisition/integration, bad debt, and consulting costs.

Other Income (Expense)

Other expense, net decreased $4.2 million to $17.3 million for the first quarter of 2020 from $21.5 million for the first quarter of 2019. The decrease in other expense, net for the quarter ended March 30, 2020 was primarily the result of higher foreign currency gains due to the depreciation of the Chinese Renminbi (RMB) in the first quarter of 2020 compared to the first quarter of 2019. We utilize the RMB at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China.

Income Taxes

The provision for income taxes decreased by $0.3 million to $2.1 million of tax expense for the first quarter of 2020 from $2.4 million of tax expense for the first quarter of 2019. The decrease in income tax expense for the first quarter of 2020 was primarily due to a decrease in continuing operating income offset by an increase related to the retroactive approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, generation of credits and deductions available to us, as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax asset of approximately $24.5 million and $11.3 million as of March 30, 2020 and April 1, 2019, respectively.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) providing economic relief to disruptions caused by the Coronavirus pandemic. Accounting Standard Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. We considered the impact to our financial statements of the corporate income tax aspects of the CARES Act and determined the impact is not material to our financial statements. The CARES Act includes a number of provisions, including the increase of IRC Section 163(j) limitation of Adjusted Tax Income (ATI) from 30% to 50%. This is applicable to 2019 and 2020 tax years. The Company properly accounted for such change in the Q1 2020 provision calculation. There are also provisions that allow for a 100% refund of Alternative Minimum Tax Credit carryforwards and which postpone tax compliance deadlines and payments ordinarily due April 15, 2020.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of debt, and borrowings under our Revolving Credit Facility. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, meet debt service requirements, fund working capital requirements, and pay down existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow provided by operating activities for continuing operations during the first quarter of 2020 was $6.6 million as compared to cash flow provided by operating activities from continuing operations of $9.1 million in the same period in 2019. The decrease in cash flow was primarily due to the net loss from continuing operations of $3.2 million for the first quarter of 2020 as compared to a net income of $6.2 million in the same period in 2019, partially offset by lower investment in working capital.

Net cash used in investing activities for continuing operations was approximately $23.9 million for the first quarter of 2020, reflecting purchases of property, plant and equipment and other assets. Net cash used in investing activities for continuing operations was approximately $22.2 million for the first quarter of 2019, reflecting $27.2 million for purchases of property, plant and equipment less proceeds from sale of property, plant and equipment and other assets of $5.0 million.

There was no activity related to cash flows from financing activities for the first quarter of 2020. Net cash used in financing activities was approximately $30.0 million for the first quarter of 2019, reflecting repayment of long-term debt of $30.0 million.

As of March 30, 2020, we had cash and cash equivalents of approximately $361.9 million, of which approximately $325.5 million was held by our foreign subsidiaries, primarily in China.

Our 2020 net capital expenditures and asset acquisitions are expected to be in the range of $100.0 million to $120.0 million.

We believe our existing cash resources and sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements for at least the next twelve months. However, should demand for our products change significantly over the next twelve months or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, including in particular continued or worsening economic conditions caused by the COVID-19 global pandemic, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level.

Long-term Debt and Letters of Credit

As of March 30, 2020, we had $1,479.3 million of outstanding debt, net of discount and debt issuance costs, composed of $797.6 million of Term Loan due September 2024, $369.9 million of Senior Notes due October 2025, $241.8 million of Convertible Senior Notes due December 2020, $40.0 million under the U.S. ABL, and $30.0 million under the Asia ABL.

Borrowings under the Term Loan Facility and Senior Notes Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. As of March 30, 2020, we were in compliance with the covenants under the Term Loan Facility, Senior Notes Facility and ABL Revolving Loans.

Additional information regarding our indebtedness, including information about availability under our credit facilities, interest rates and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 8, Long-term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since December 30, 2019 as reported in our Annual Report on Form 10-K for the fiscal year ended December 30, 2019.

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

Seasonality

Orders for our products generally correspond to the production schedules of our customers. We historically experience seasonal fluctuations in the first quarter due to the Chinese New Year holidays, which typically results in lower net sales for that quarter. We attribute this decline to shutdowns of our customers’ and our own China based manufacturing facilities surrounding the Chinese New Year public holidays, which normally occur in January or February of each year.

Recently Issued Accounting Standards

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Part I, Item 1, Note 1, Nature of Operations and Basis of Presentation, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

To ensure the adequacy and effectiveness of our interest rate and foreign exchange hedge positions, we continually monitor our interest rate swap positions and foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying interest rate and foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot be assured that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

Interest Rate Risks

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of March 30, 2020, the fair value of the interest rate swap was recorded as a liability and as a component of other long-term liabilities in the amount of $19.3 million. No ineffectiveness was recognized for the quarter ended March 30, 2020. During the quarter ended March 30, 2020, the interest rate swap increased interest expense by $1.2 million.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of March 30, 2020, approximately 68.3% of our total debt was based on fixed rates. Based on our borrowings as of March 30, 2020, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.7 million.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of March 30, 2020 and December 30, 2019 was approximately $0.8 million and $2.0 million, respectively. We designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts as of March 30, 2020 and December 30, 2019:

	As of March 30, 2020		As of December 30, 2019
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands)
Receive foreign currency/pay USD
Japanese Yen	$787	0.01	$1,994	0.01

Estimated fair value, net liability	$(2)		$(2)

Debt Instruments

The table below presents information about certain of our debt instruments as of March 30, 2020:

	As of March 30, 2020
	Remaining 2020	2021	2022	2023	2024 (1)	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$—	$—	$875,879	$—	$875,879	$776,152	3.39%
US$ Fixed Rate	249,975	—	—	—	—	375,000	624,975	588,196	4.08%
Total	$249,975	$—	$—	$—	$875,879	$375,000	$1,500,854	$1,364,348

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

As of March 30, 2020, the fair value of the interest rate swap was recorded as a liability in the amount of $19,341. The table below presents information regarding our interest rate swaps during the quarter ended March 30, 2020:

Quarter Ended March 30, 2020
(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(2,871)
Average interest received rate	2.15%
Interest received amount	1,696

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of March 30, 2020, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

We serve customers and have manufacturing facilities throughout the world and are subject to global pandemic and other similar risks, including without limitation, coronavirus (COVID-19), which could materially adversely affect our business, financial condition, and results of operations.

Global pandemics or other disasters or public health concerns in regions of the world where we have operations or source material or sell products could result in the disruption of our business. Specifically, these pandemics, disasters and health concerns can result in increased travel restrictions and extended shutdowns of certain businesses in the region, as well as social, economic, or labor instability. Disruptions in our product shipments or impacts on our manufacturing in affected regions over a prolonged period could have a material adverse impact on our business and our financial results.

On March 11, 2020, the World Health Organization announced that infections of the COVID-19 had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. There is a possibility of widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have recommended social distancing and have imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States may enter a recession as a result of the pandemic.

In particular, our business may be negatively impacted by the fear of exposure to or actual effects of COVID-19 and other disease outbreaks, epidemics, pandemics and similar widespread public health concerns. These impacts include but are not limited to:

•

failure of third parties on which we rely, including, without limitation, our suppliers, commercial banks, and other external business partners, to meet their obligations to us, caused by significant disruptions in their ability to do so or their own financial or operational difficulties;

•	supply chain risks such as scrutiny or embargoing of goods produced in infected areas;
•	reduced workforces, which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates;
•	temporary business closures due to reduced workforces or government mandates;
•	reduced demand for our products and services caused by, but not limited to, the effect of quarantine or other travel restrictions or financial hardship on the businesses in the industries we service;
•	restrictions to our business as a result of federal or state laws, regulations, orders or other governmental or regulatory actions, if adopted; or
•

lawsuits from employees and others exposed to COVID-19 at our facilities, which may involve large demands or substantial defense costs that our professional and general liability insurance may not cover.

Any of the foregoing factors, or other cascading effects that are not currently foreseeable, could materially increase our costs, negatively impact our sales or damage the Company’s financial condition, results of operations, cash flows and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted because of the sweeping and uncertain nature of the circumstances involving the COVID-19 pandemic.

We serve customers and have manufacturing facilities outside the United States and are subject to the risks characteristic of international operations, including recently imposed tariffs.

We have significant manufacturing operations in Asia and Canada and sales offices located in Asia and Europe. We continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

For the quarter ended March 30, 2020, we generated approximately 48% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

•	managing international operations;
•	imposition of governmental controls;
•	unstable regulatory environments;
•	compliance with employment laws;
•	implementation of disclosure controls, internal controls, financial reporting systems, and governance standards to comply with U.S. accounting and securities laws and regulations;
•	limitations on imports or exports of our product offerings;
•	fluctuations in the value of local currencies;
•	inflation or changes in political and economic conditions;
•	public health crises, such as the COVID-19 pandemic;
•	labor unrest, rising wages, difficulties in staffing, and geographical labor shortages;
•	government or political unrest;
•	longer payment cycles;
•	language and communication barriers, as well as time zone differences;
•	cultural differences;
•	increases in duties and taxation levied on our products;
•	other potentially adverse tax consequences;
•	imposition of restrictions on currency conversion or the transfer of funds;
•	travel restrictions;
•	expropriation of private enterprises;
•	the potential reversal of current favorable policies encouraging foreign investment and trade;
•	the potential for strained trade relationships between the United States and its trading partners, including trade tariffs which could create competitive pricing risk; and
•	government imposed sanction laws and regulations.

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

We have substantial debt and, as a result, we have significant debt service obligations. We maintain $250.0 million of Convertible Senior Notes due 2020 at an interest rate of 1.75%, an $805.9 million Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, $375.0 million of Senior Notes due 2025 (Senior Notes) at an interest rate of 5.63%, $40.0 million outstanding under a $150.0 million U.S. Asset-Based Lending Credit Agreement (U.S. ABL), and $30.0 million outstanding under a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

As of March 30, 2020, our consolidated condensed balance sheet included $1,021.3 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Consolidations and restructuring in our supplier base and equipment fabricators related to our raw materials purchases or the manufacturing equipment we use to fabricate our products may result in adverse changes in pricing of materials due to reduction in competition among our raw material suppliers or an elimination or shortage of equipment and spare parts from our manufacturing equipment supply base. Suppliers and equipment manufacturers may be impacted by other events outside our control including macro-economic, financial instability, environmental occurrences, or supplier interruptions due to fire, natural catastrophes, public health crises (including, but not limited to, the COVID-19 pandemic) or otherwise. Suppliers and equipment manufacturers may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis and negatively impact our financial results. In addition, in extreme circumstances, the suppliers we purchase from could cease production due to a fire, natural disaster, consolidation or liquidation of their businesses. As such, this may impact our ability to deliver our products on a timely basis and harm our customer relationships and negatively impact our financial results.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 35% and 37% of our net sales for the quarters ended March 30, 2020 and April 1, 2019, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 28% and 27% of our net sales for the quarters ended March 30, 2020 and April 1, 2019, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended March 30, 2020, aerospace and defense sales accounted for approximately 37% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to OEMs that sell to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2020 we expect to continue to make significant capital expenditures to expand our HDI, RF technology, and other advanced manufacturing capabilities. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors. In addition, failure to adopt and implement technological improvements quickly may cause inefficiencies as our product yields or quality may decrease, resulting in increased costs.

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

Based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, we may be required to make an additional principal payment on an annual basis if our First Lien Leverage Ratio is greater than 2.0.

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

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental laws and regulations regarding the storage, use, handling, and disposal of chemicals, solid wastes, and other hazardous materials, as well as compliance with wastewater and air quality standards. We rely on our vendors for the transportation and disposal of our solid and hazardous wastes generated by our manufacturing processes. If we are not able to find such services, our ability to conduct our business and our results of operations may be adversely impacted. In China, the government has a history of changing legal requirements with no or minimal notice. We believe that our facilities in China comply in all material respects with current applicable environmental laws and regulations and have resources in place to maintain compliance to them. The capital expenditure costs expected for environmental improvement initiatives are included in our annual capital expenditure projections.

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

The PCB industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal PCB and substrate competitors include AT&S (Austria Technologie & Systemtechnik Aktiengesellschaft), BoardTek Electronics Corporation, Chin-Poon Industrial Co., Ltd., ISU Petasys Co., Ltd., Suzhou Dongshan Precision Manufacturing Co., Ltd., Sanmina Corporation, Tripod Technology Corporation, Unimicron Technology Corporation, and WUS Printed Circuit Co., Ltd. Our principal E-M Solutions competitors include Amphenol Corporation, Flex Ltd., Jabil Inc., and Sanmina Corporation. Our competition for RF products include Cobham plc, Crane Aerospace & Electronics, TRM Microwave, Mercury Systems, Inc., AVX Corporation, Molex, and Smiths Group plc. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

The prominence of EMS companies as our customers could reduce our gross margins, potential sales, and OEM customers.

Sales to EMS companies represented approximately 35% and 37% of our net sales for the quarters ended March 30, 2020 and April 1, 2019, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) providing economic relief to disruptions caused by the Coronavirus pandemic. The CARES Act includes a number of provisions, including the delay in certain employer payroll tax payments, employee retention payroll tax credits, increase of IRC Section 163(j) limitation of Adjusted Tax Income (ATI) from 30% to 50% (applicable to 2019 and 2020 tax years), changes to net operating loss rules, alternative minimum tax relief, modification of charitable contribution limits and others.

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

Some of our large customers have consolidated in the past, and further consolidation of customers may occur. Depending on which organization becomes the controller of the supply chain function following the consolidation, we may not be retained as a preferred or approved supplier. In addition, product duplication could result in the termination of a product line that we currently support. While there is potential for increasing our position with the combined customer, there does exist the potential for decreased revenue if we are not retained as a continuing supplier. We also face the risk of increased pricing pressure from the combined customer because of its increased market share.

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

Item 6. Exhibits

Exhibit Number	Exhibits

2.1	Equity Interests Purchase Agreement, dated as of January 20, 2020, by and among TTM Technologies, Inc., TTM Technologies China Limited and AKMMeadville Electronics (Xiamen) Co., Ltd. (1)
3.1	Registrant’s Certificate of Incorporation, as amended May 12, 2016 (2)
3.2	Registrant’s Fourth Amended and Restated Bylaws, as amended March 2, 2016 (3)
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on January 22, 2020.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 6, 2011 and to the Registrant’s Form 8-K as filed with the Commission on May 18, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on March 8, 2016.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: May 7, 2020	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: May 7, 2020	Todd B. Schull
Executive Vice President and Chief Financial Officer