Form 10-Q
period 2020-06-29
TTM TECHNOLOGIES INC
filed 2020-08-06
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2020

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at August 3, 2020: 106,725,174

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

	As of
	June 29,	December 30,
	2020	2019
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$694,668	$379,818
Accounts receivable, net	414,329	503,598
Contract assets	287,281	254,600
Inventories	122,847	113,753
Current assets held for sale	—	67,572
Receivable from Purchaser of the Mobility business unit	314,585	—
Prepaid expenses and other current assets	38,202	23,343
Total current assets	1,871,912	1,342,684
Property, plant and equipment, net	660,866	678,201
Operating lease right-of-use assets	21,993	22,173
Goodwill	706,524	706,524
Definite-lived intangibles, net	303,790	325,680
Non-current assets held for sale	—	425,597
Deposits and other non-current assets	29,586	60,074
	$3,594,671	$3,560,933
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$649,975	$249,975
Accounts payable	351,819	329,866
Contract liabilities	3,140	3,838
Accrued salaries, wages and benefits	79,424	85,114
Current liabilities held for sale	—	185,391
Other current liabilities	113,099	92,482
Total current liabilities	1,197,457	946,666
Long-term debt, net of discount and issuance costs	832,834	1,225,962
Operating lease liabilities	15,015	15,413
Non-current liabilities held for sale	—	1,530
Other long-term liabilities	103,800	92,325
Total long-term liabilities	951,649	1,335,230
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 106,701 and 105,510 shares issued and outstanding as of June 29, 2020 and December 30, 2019, respectively	107	106
Additional paid-in capital	822,189	814,708
Retained earnings	665,945	474,309
Accumulated other comprehensive loss	(42,676)	(10,086)
Total stockholders’ equity	1,445,565	1,279,037
	$3,594,671	$3,560,933

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended June 29, 2020 and July 1, 2019

	Quarter Ended		Two Quarters Ended
	June 29,	July 1,	June 29,	July 1,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands, except per share data)
Net sales	$570,298	$526,877	$1,067,944	$1,063,322
Cost of goods sold	469,868	434,029	886,172	871,648
Gross profit	100,430	92,848	181,772	191,674
Operating expenses:
Selling and marketing	15,969	16,898	32,138	34,458
General and administrative	46,723	31,869	81,390	62,151
Research and development	5,181	4,496	9,943	9,212
Amortization of definite-lived intangibles	9,561	10,593	19,123	26,745
Total operating expenses	77,434	63,856	142,594	132,566
Operating income	22,996	28,992	39,178	59,108
Other (expense) income:
Interest expense	(18,572)	(20,553)	(38,353)	(41,688)
Other, net	455	3,007	2,957	2,650
Total other expense, net	(18,117)	(17,546)	(35,396)	(39,038)
Income from continuing operations before income taxes	4,879	11,446	3,782	20,070
Income tax benefit (provision)	4,467	1,047	2,344	(1,339)
Net income from continuing operations	9,346	12,493	6,126	18,731
Income (loss) from discontinued operations, net of income taxes	183,464	(9,069)	185,510	(18,559)
Net income	$192,810	$3,424	$191,636	$172

Earnings per share:
Basic earnings per share from continuing operations	$0.09	$0.12	$0.06	$0.18
Basic earnings (loss) per share from discontinued operations	1.72	(0.09)	1.75	(0.18)
Basic earnings per share	$1.81	$0.03	1.81	$—

Diluted earnings per share from continuing operations	$0.09	$0.12	$0.06	$0.18
Diluted earnings (loss) per share from discontinued operations	1.70	(0.09)	1.72	(0.18)
Diluted earnings per share	$1.79	$0.03	1.78	$—

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Two Quarters Ended June 29, 2020 and July 1, 2019

	Quarter Ended		Two Quarters Ended
	June 29,	July 1,	June 29,	July 1,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands)
Net income	$192,810	$3,424	$191,636	$172
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	(6)	—	21	19
Derecognition of foreign currency translation adjustments due to sale of Mobility business unit	(27,341)	—	(27,341)	—
Foreign currency translation adjustments, net	96	(601)	(271)	29
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	384	—	384	—
Net unrealized losses on cash flow hedges:
Unrealized loss on effective cash flow hedges during the period, net	(1,994)	(4,503)	(8,012)	(6,331)
Loss realized in the statement of operations, net	1,769	296	2,629	574
Net	(225)	(4,207)	(5,383)	(5,757)
Other comprehensive loss, net of tax	(27,092)	(4,808)	(32,590)	(5,709)
Comprehensive income (loss), net of tax	$165,718	$(1,384)	$159,046	$(5,537)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Two Quarters Ended June 29, 2020 and July 1, 2019

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 30, 2019	105,510	$106	$814,708	$474,309	$(10,086)	$1,279,037
Net loss	—	—	—	(1,174)	—	(1,174)
Other comprehensive loss	—	—	—	—	(5,498)	(5,498)
Issuance of common stock for performance-based restricted stock units	187	—	—	—	—	—
Issuance of common stock for restricted stock units	520	—	—	—	—	—
Stock-based compensation	—	—	4,835	—	—	4,835
Balance, March 30, 2020	106,217	$106	$819,543	$473,135	$(15,584)	$1,277,200
Net income	—	—	—	192,810	—	192,810
Other comprehensive loss	—	—	—	—	(27,092)	(27,092)
Issuance of common stock for restricted stock units	484	1	(1)	—	—	—
Stock-based compensation	—	—	2,647	—	—	2,647
Balance, June 29, 2020	106,701	$107	$822,189	$665,945	$(42,676)	$1,445,565

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 31, 2018	103,687	$104	$797,895	$433,008	$(3,920)	$1,227,087
Net loss	—	—	—	(3,252)	—	(3,252)
Other comprehensive loss	—	—	—	—	(901)	(901)
Redemption of convertible notes, net	—	—	(1)	—	—	(1)
Issuance of common stock for performance-based restricted stock units	694	—	—	—	—	—
Issuance of common stock for restricted stock units	1,040	1	(1)	—	—	—
Stock-based compensation	—	—	3,926	—	—	3,926
Balance, April 1, 2019	105,421	$105	$801,819	$429,756	$(4,821)	$1,226,859
Net income	—	—	—	3,424	—	3,424
Other comprehensive loss	—	—	—	—	(4,808)	(4,808)
Issuance of common stock for restricted stock units	70	—	—	—	—	—
Stock-based compensation	—	—	3,602	—	—	3,602
Balance, July 1, 2019	105,491	$105	$805,421	$433,180	$(9,629)	$1,229,077

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended June 29, 2020 and July 1, 2019

	Two Quarters Ended
	June 29, 2020	July 1, 2019
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$191,636	$172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	71,503	82,837
Amortization of definite-lived intangible assets	22,699	30,452
Amortization of debt discount and issuance costs	7,157	7,313
Deferred income taxes	34,206	(2,228)
Stock-based compensation	7,482	7,528
Gain on sale of the Mobility business unit	(248,863)	—
Other	157	(8,785)
Changes in operating assets and liabilities:
Accounts receivable, net	89,323	40,425
Contract assets	(39,118)	26,670
Inventories	(6,470)	(12,772)
Prepaid expenses and other current assets	(14,574)	(8,934)
Accounts payable	24,183	(10,659)
Contract liabilities	(698)	(834)
Accrued salaries, wages and benefits and other current liabilities	8,286	(28,138)
Net cash provided by operating activities	146,909	123,047
Cash flows from investing activities:
Proceeds from sale of the Mobility business unit, net of cash disposed	202,752	—
Purchase of property, plant and equipment and other assets	(54,899)	(69,099)
Proceeds from sale of property, plant and equipment and other assets	78	5,912
Net cash provided by (used in) investing activities	147,931	(63,187)
Cash flows from financing activities:
Repayment of long-term debt borrowing	—	(30,000)
Payment of debt issuance costs	—	(1,532)
Redemption of convertible notes	—	(10)
Net cash used in financing activities	—	(31,542)
Effect of foreign currency exchange rates on cash and cash equivalents	(326)	(212)
Net increase in cash and cash equivalents	294,514	28,106
Cash and cash equivalents at beginning of period	400,154	256,360
Cash and cash equivalents at end of period	694,668	284,466
Cash and cash equivalents in assets held for sale	—	(18,133)
Cash and cash equivalents as presented on the consolidated condensed balance sheet	$694,668	$266,333
Supplemental cash flow information:
Cash paid, net for interest	$32,814	$39,739
Cash paid, net for income taxes	11,678	13,119
Net cash provided by operating activities from discontinued operations	39,462	2,768
Net cash provided by (used in) investing activities from discontinued operations	193,202	(13,003)
Net cash used in financing activities from discontinued operations	—	—
Supplemental disclosure of noncash investing activities:
Property, plant and equipment recorded in accounts payable	$38,223	$61,475
Supplemental disclosure of noncash investing activities from discontinued operations:
Property, plant and equipment recorded in accounts payable	$—	$9,635

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically advanced PCBs and backplane assemblies as well as a global designer and manufacturer of high-frequency radio frequency (RF) and microwave components and assemblies. The Company provides time-to-market and volume production of advanced technology products and offers a one-stop design, engineering and manufacturing solution to customers. This one-stop design and manufacturing solution enables the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense, computing, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

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

On January 19, 2020, the Company entered into a definitive equity interests purchase agreement with AKMMeadville Electronics (Xiamen) Co., Ltd (the Purchaser) for the sale of the Company’s following subsidiaries, which was completed on April 17, 2020: Shanghai Kaiser Electronics Co., Ltd. (SKE), Shanghai Meadville Electronics Co., Ltd. (SME), Shanghai Meadville Science & Technology Co., Ltd. (SP) and Guangzhou Meadville Electronics Co., Ltd. (GME) (collectively, the Mobility business unit). Prior to the closing of the sale of the Company’s Mobility business unit, all assets and liabilities attributable to the Mobility business unit have been aggregated under the captions “Current assets held for sale”, “Non-current assets held for sale”, “Current liabilities held for sale” and “Non-current liabilities held for sale”. For all periods presented in the consolidated condensed statements of operations, all sales, costs, expenses, income taxes and gain on sale attributable to the Mobility business unit have been aggregated under the caption “Income from discontinued operations, net of income taxes”. Prior year results have been recast to conform with the current presentation. Refer to Note 2, Discontinued Operations, for additional information.

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

Reclassifications

Certain prior year amounts in the consolidated condensed financial statements have been reclassified due to the sale of the Company’s Mobility business unit. Refer to Note 2, Discontinued Operations, for further information regarding this sale and the resulting prior year reclassifications. Further, in 2020, the Company began presenting research and development expenses as a separate line item on the consolidated condensed statements of operations to better align with similar presentation made by peers and to provide additional disclosure that is meaningful for investors. The prior year consolidated condensed statements of operations were adjusted to conform with this new presentation. Research and development expense were previously presented within general and administrative expense on the consolidated condensed statements of operations.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(2) Discontinued Operations

On January 19, 2020, the Company entered into a definitive equity interests purchase agreement for the sale of the Company’s Mobility business unit. The sale was completed on April 17, 2020 for a base purchase price of $550,000, subject to customary purchase price adjustments. The base purchase price does not include certain accounts receivable of the divested business, which are estimated to total approximately $95,000.

On April 18, 2020, the Company also entered into a Transition Services Agreement (TSA) with the Purchaser pursuant to which the Purchaser is receiving certain services (the Services) to enable it to operate the Mobility business unit after the closing of the sale of the Mobility business unit. The Services include finance and accounting, human resources, legal and compliance, sales, information technology, and other corporate support services. Under the TSA, the Services are being provided at cost for a period of up to 24 months. The Company does not anticipate this will have a material impact on its consolidated condensed financial statements.

Further, on June 29, 2020, the Company entered into a Sales Force Agreement with the Purchaser pursuant to which the Company’s sales representatives will assist the Purchaser in selling PCBs manufactured by the Purchaser to certain customers for a commission for a period up to April 17, 2021. The Company does not anticipate this will have a material impact on its consolidated condensed financial statements.

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

The following table summarizes the results of Mobility operations for each period prior to sale:

	Quarter Ended		Two Quarters Ended
	June 29,	July 1,	June 29,	July 1,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net sales	$30,777	$106,161	$143,951	$189,916
Cost of goods sold	28,375	114,394	136,800	208,290
Gross profit	2,402	(8,233)	7,151	(18,374)
Operating expenses:
Selling and marketing	285	969	1,461	2,310
General and administrative	1,007	2,272	2,317	2,742
Research and development	—	—	147	—
Amortization of definite-lived intangibles	134	674	809	1,348
Total operating expenses	1,426	3,915	4,734	6,400
Operating income (loss)	976	(12,148)	2,417	(24,774)
Other (expense) income:
Interest expense	—	(318)	(223)	(871)
Gain on sale of the Mobility business unit	248,863	—	248,863	—
Other, net	(411)	1,614	1,160	1,441
Total other income, net	248,452	1,296	249,800	570
Income (loss) from discontinued operations before income taxes	249,428	(10,852)	252,217	(24,204)
Income tax (provision) benefit	(65,964)	1,783	(66,707)	5,645
Income (loss) from discontinued operations, net of income taxes	$183,464	$(9,069)	$185,510	$(18,559)

Earnings (loss) per share from discontinued operations:
Basic earnings (loss) per share	$1.72	$(0.09)	$1.75	$(0.18)
Diluted earnings (loss) per share	$1.70	$(0.09)	$1.72	$(0.18)

Depreciation expense related to the discontinued operations for the quarters ended June 29, 2020 and July 1, 2019 was $3,117 and $17,866, respectively, and $21,382 and $35,941 for the two quarters ended June 29, 2020 and July 1, 2019, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

During the quarter and two quarters ended June 29, 2020, the Company’s income tax expense related to the discontinued operations was impacted by a net discrete expense of $65,774. As a result of the sale of the Mobility business unit, the discrete income tax expense is related mainly to (i) China withholding tax related to gain on sale, (ii) U.S. income tax related to Global Intangible Low Taxed Income (GILTI) inclusion net of IRC Section 250 deduction and foreign tax credits, and offset by (iii) release of U.S. FIN 48 uncertain tax positions.

Proceeds from the sale of the Company’s Mobility business unit have been presented in the consolidated condensed statements of cash flows within net cash provided by investing activities from discontinued operations. As of June 29, 2020, the Company’s consolidated condensed balance sheet included $314,585 of receivable from Purchaser of the Mobility business unit. Subsequent to June 29, 2020, the Company received the remaining portion of the proceeds. The following is a reconciliation of the gain recorded for the sale of the Company’s Mobility business unit (in thousands):

Net proceeds from the sale of the Mobility business unit (1)	$567,585

Mobility business unit assets:
Cash and cash equivalents	12,513
Restricted cash	35,412
Accounts receivable, net	12
Contract assets	40,072
Inventories	5,642
Prepaid expenses and other current assets	4,593
Property, plant and equipment, net	328,648
Goodwill	68,267
Definite-lived intangibles, net	5,520
Deposits and other non-current assets	6,291
Total Mobility business unit assets	506,970

Mobility business unit liabilities:
Accounts payable	142,636
Accrued salaries, wages and benefits	9,392
Other current liabilities	11,283
Other long-term liabilities	303
Total Mobility business unit liabilities	163,614

Derecognition of foreign currency translation adjustments and unrealized losses on cash flow hedges recorded in accumulated other comprehensive loss	26,957

Other transaction costs incurred as part of the sale of the Mobility business unit (2)	2,323

Gain on sale of the Mobility business unit before income taxes	$248,863

(1)	Net proceeds from the sale of the Mobility business unit are net of customary purchase price adjustments. As of June 29, 2020, the Company received a portion of the proceeds amounting to $253,000.
(2)	Costs directly incurred as a result of the sale of the Company’s Mobility business unit, including legal fees, professional fees, and other costs.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The components of lease expense were as follows:

	Quarter Ended		Two Quarters Ended
	June 29, 2020	July 1, 2019	June 29, 2020	July 1, 2019
	(In thousands)
Operating lease cost	$2,227	$2,132	$4,708	$4,164
Variable lease cost	137	102	243	261
Short-term lease cost	169	144	398	185

Supplemental cash flow information related to leases was as follows:

	Two Quarters Ended
	June 29, 2020	July 1, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,342	$4,164
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	3,205	12,896

Supplemental balance sheet information related to leases was as follows:

	As of
	June 29, 2020	December 30, 2019
	(In thousands)
Operating lease right-of-use assets	$21,993	$22,173
Other current liabilities	7,641	7,111
Operating lease liabilities	15,015	15,413
Total operating lease liabilities	$22,656	$22,524

	As of
	June 29, 2020	December 30, 2019
Weighted average remaining lease term	4.1 years	4.4 years
Weighted average discount rate	3.76%	3.92%

Maturities of operating lease liabilities were as follows (1):

(In thousands)
Less than one year	$8,339
1 - 2 years	6,111
2 - 3 years	3,413
3 - 4 years	2,540
4 - 5 years	1,725
Thereafter	2,415
Total lease payments	24,543
Less imputed interest	(1,887)
Total	$22,656

(1)	Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(4) Revenues

As of June 29, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $19,172. The Company expects to recognize revenue on approximately 83% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months with the remaining amount recognized thereafter. The remaining performance obligations for the Company’s short-term contracts are expected to be recognized within one year.

Revenue from products and services transferred to customers over time and at a point in time accounted for 98% and 2%, respectively, of the Company’s revenue for the quarter and two quarters ended June 29, 2020. Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively, of the Company’s revenue for the quarter ended July 1, 2019, and 96% and 4%, respectively, of the Company’s revenue for the two quarters ended July 1, 2019.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended June 29, 2020			Quarter Ended July 1, 2019
	PCB	E-M Solutions	Total	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$188,620	$20	$188,640	$174,810	$362	$175,172
Automotive	58,100	11,462	69,562	73,049	23,993	97,042
Cellular Phone	—	—	—	—	—	—
Computing/Storage/Peripherals	71,864	36	71,900	56,482	—	56,482
Medical/Industrial/Instrumentation	114,105	3,187	117,292	82,453	9,641	92,094
Networking/Communications	73,595	36,267	109,862	74,485	25,926	100,411
Other	13,783	(741)	13,042	5,681	(5)	5,676
Total	$520,067	$50,231	$570,298	$466,960	$59,917	$526,877

	Two Quarters Ended June 29, 2020			Two Quarters Ended July 1, 2019
	PCB	E-M Solutions	Total	PCB	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$373,071	$20	$373,091	$339,607	$366	$339,973
Automotive	119,521	18,925	138,446	154,642	43,758	198,400
Cellular Phone	1,164	—	1,164	—	—	—
Computing/Storage/Peripherals	130,146	140	130,286	114,328	189	114,517
Medical/Industrial/Instrumentation	202,329	6,945	209,274	164,635	17,808	182,443
Networking/Communications	134,493	55,244	189,737	158,508	49,265	207,773
Other	26,773	(827)	25,946	20,307	(91)	20,216
Total	$987,497	$80,447	$1,067,944	$952,027	$111,295	$1,063,322

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	June 29, 2020	December 30, 2019
	(In thousands)
Inventories:
Raw materials	$111,382	$97,660
Work-in-process	8,795	10,898
Finished goods	2,670	5,195
	$122,847	$113,753
Property, plant and equipment, net:
Land and land use rights	$62,009	$62,009
Buildings and improvements	393,322	381,980
Machinery and equipment	820,570	777,916
Furniture and fixtures and other	10,625	10,329
Construction-in-progress	33,363	58,195
	1,319,889	1,290,429
Less: Accumulated depreciation	(659,023)	(612,228)
	$660,866	$678,201

(6) Goodwill

As of June 29, 2020 and December 30, 2019, goodwill was as follows:

Total
(In thousands)
Balance as of December 30, 2019 and June 29, 2020
Goodwill	$946,191
Accumulated impairment loss	(171,400)
Goodwill related to the Mobility business unit	(68,267)
$706,524

All goodwill relates to the Company’s PCB reportable segment.

(7) Definite-lived Intangibles

As of June 29, 2020 and December 30, 2019, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
June 29, 2020
Customer relationships	$397,500	$(130,426)	$267,074	11.0
Technology	47,650	(10,934)	36,716	9.5
	$445,150	$(141,360)	$303,790

December 30, 2019
Customer relationships	$396,270	$(111,272)	$284,998	11.0
Technology	39,500	(8,064)	31,436	9.4
Acquired intangibles from acquisition in 2019
Customer relationships	1,230	(31)	1,199	5.0
Technology	8,150	(103)	8,047	10.0
	$445,150	$(119,470)	$325,680

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Definite-lived intangibles are generally amortized using the straight-line method of amortization over the estimated useful life. Amortization expense was $10,945 and $11,773 for the quarters ended June 29, 2020 and July 1, 2019, respectively, and $21,890 and $29,104 for the two quarters ended June 29, 2020 and July 1, 2019, respectively. For the quarter and two quarters ended June 29, 2020, $1,384 and $2,767, respectively, of amortization expense is included in cost of goods sold. For the quarter and two quarters ended July 1, 2019, $1,180 and $2,359, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2020	$21,891
2021	41,344
2022	38,793
2023	36,838
2024	29,812
Thereafter	135,112
$303,790

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of June 29, 2020 and December 30, 2019:

	Interest Rate as of June 29, 2020	Principal Outstanding as of June 29, 2020	Interest Rate as of December 30, 2019	Principal Outstanding as of December 30, 2019
	(In thousands)
Term Loan due September 2024	2.67%	$805,879	4.28%	$805,879
Senior Notes due October 2025	5.63	375,000	5.63	375,000
Convertible Senior Notes due December 2020	1.75	249,975	1.75	249,975
U.S. ABL Revolving Loan due June 2024	1.42	40,000	3.03	40,000
Asia ABL Revolving Loan due June 2024	1.57	30,000	3.18	30,000
		1,500,854		1,500,854
Less: Long-term debt unamortized discount		(6,627)		(11,943)
Long-term debt unamortized debt issuance costs		(11,418)		(12,974)
		1,482,809		1,475,937
Less: current maturities		(649,975)		(249,975)
Long-term debt, less current maturities		$832,834		$1,225,962

The Company has twelve months to reinvest the cash proceeds received from the sale of the Mobility business unit. If the proceeds are not reinvested, the Company is required to use the proceeds to prepay the Term Loan. The Company plans to use the cash proceeds for debt repayment and reinvestment. As of June 29, 2020, the Term Loan had an outstanding balance of $805,879, of which $400,000 is included in short-term debt. Subsequent to June 29, 2020, the Company made a debt principal prepayment for the Term Loan of $400,000. Permitted investments, as defined in the Term Loan Credit Agreement, include extensions of trade credit in the ordinary course of business, investments in cash and cash equivalents, permitted acquisitions, investments in assets useful in the business of the Company and its restricted subsidiaries, investments in joint ventures and unrestricted subsidiaries among others.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Debt Issuance and Debt Discount

As of June 29, 2020 and December 30, 2019, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes and Convertible Senior Notes are as follows:

	As of June 29, 2020			As of December 30, 2019
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Term Loan due September 2024	$6,013	$1,819	4.66%	$6,663	$2,016	4.66%
Senior Notes due October 2025	4,923	—	5.92	5,316	—	5.92
Convertible Senior Notes	482	4,808	6.48	995	9,927	6.48
	$11,418	$6,627		$12,974	$11,943

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $2,226 and $2,511 as of June 29, 2020 and December 30, 2019, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of June 29, 2020, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 3.5 years.

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

During the quarter and two quarters ended June 29, 2020, the Company’s effective tax rate was impacted by a net discrete benefit of $6,871 and $4,818, respectively. This is related mainly to release of uncertain tax positions due to the expiration of the statute of limitation in foreign jurisdictions netted against (i) an increase of valuation allowance and withholding tax expense related to the announced closure of two of the E-M Solutions plants, (ii) retroactive approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China (including the impact on the respective Company’s deferred tax assets) and (iii) by the accrued interest expense on existing uncertain tax positions.

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

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of June 29, 2020, the fair value of the interest rate swap was recorded as a liability in the amount of $19,582 and included as a component of other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax. No ineffectiveness was recognized for the quarter and two quarters ended June 29, 2020 and July 1, 2019. The interest rate swap increased interest expense by $2,342 and $367 for the quarters ended June 29, 2020 and July 1, 2019, respectively, and $3,517 and $706 for the two quarters ended June 29, 2020 and July 1, 2019, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of June 29, 2020 and December 30, 2019 was approximately $1,361 and $1,994, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	June 29, 2020	December 30, 2019
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other long-term liabilities	$(19,582)	$(12,067)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	1	1
Foreign exchange contracts	Other current liabilities	(4)	(3)

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarter and two quarters ended June 29, 2020 and July 1, 2019:

		Quarter Ended June 29, 2020		Quarter Ended July 1, 2019
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(2,583)	$(2,342)	$(6,077)	$(367)

		Two Quarters Ended June 29, 2020		Two Quarters Ended July 1, 2019
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(11,032)	$(3,517)	$(8,663)	$(706)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the two quarters ended June 29, 2020 and July 1, 2019:

	Two Quarters Ended
	June 29,	July 1,
	2020	2019
	(In thousands)
Beginning balance, net of tax	$(9,617)	$(4,214)
Changes in fair value loss, net of tax	(8,012)	(6,331)
Reclassification to earnings, net of tax	2,629	574
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	384	—
Ending balance, net of tax	$(14,616)	$(9,971)

Based on the current yield curve, the Company expects that losses of approximately $7,588 of the accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, in the next twelve months.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of June 29, 2020 and December 30, 2019:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of December 30, 2019	$1,115	$(1,584)	$(9,617)	$(10,086)
Other comprehensive (loss) income before reclassifications	(271)	21	(8,012)	(8,262)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,629	2,629
Derecognition of foreign currency translation adjustments due to sale of Mobility business unit	(27,341)	—	—	(27,341)
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	—	—	384	384
Other comprehensive (loss) income	(27,612)	21	(4,999)	(32,590)
Ending balance as of June 29, 2020	$(26,497)	$(1,563)	$(14,616)	$(42,676)

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

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers. For the quarter ended June 29, 2020, one customer accounted for approximately 11% of the Company’s net sales. There were no other customers that accounted for 10% or more of net sales for the quarter ended June 29, 2020. There were no customers that accounted for 10% or more of net sales for the quarter ended July 1, 2019 and two quarters ended June 29, 2020 and July 1, 2019.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of June 29, 2020 and December 30, 2019 were as follows:

	As of		As of
	June 29, 2020		December 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$1	$1	$1	$1
Derivative liabilities, current	4	4	3	3
Derivative liabilities, non-current	19,582	19,582	12,067	12,067
Term Loan due September 2024	798,047	765,585	797,200	808,901
Senior Notes due October 2025	370,077	373,448	369,684	390,143
Convertible Senior Notes due December 2020	244,685	306,994	239,053	391,686
ABL Revolving Loans	70,000	70,000	70,000	70,000

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

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of June 29, 2020 and December 30, 2019, which are considered Level 2 inputs.

The fair value of the Convertible Senior Notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 2 inputs.

As of June 29, 2020 and December 30, 2019, the Company’s other financial instruments also included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of June 29, 2020 consisted of $305,263 held in the U.S., with the remaining $389,405 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of June 29, 2020 and December 30, 2019. However, these amounts are not material to the consolidated condensed financial statements of the Company.

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share from continuing operations for the quarter and two quarters ended June 29, 2020 and July 1, 2019:

	Quarter Ended		Two Quarters Ended
	June 29, 2020	July 1, 2019	June 29, 2020	July 1, 2019
	(In thousands, except per share amounts)
Basic earnings:
Basic earnings	$9,346	$12,493	$6,126	$18,731
Diluted earnings:
Net income	$9,346	$12,493	$6,126	$18,731
Interest expense from Convertible Senior Notes, net of tax	—	2,780	—	—
Diluted earnings	$9,346	$15,273	$6,126	$18,731

Basic weighted average shares	106,295	105,470	105,990	104,893
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,190	637	1,441	967
Dilutive effect of assumed conversion of Convertible Senior Notes outstanding	—	25,938	—	—
Diluted shares	107,485	132,045	107,431	105,860
Earnings per share:
Basic	$0.09	$0.12	$0.06	$0.18
Diluted	$0.09	$0.12	$0.06	$0.18

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

PRUs, RSUs, and stock options to purchase 1,162 and 1,089 shares of common stock for the quarters ended June 29, 2020 and July 1, 2019, respectively, and 750 and 1,089 shares of common stock for the two quarters ended June 29, 2020 and July 1, 2019, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at June 29, 2020 and July 1, 2019, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common shares during the applicable quarter and two quarters and, as a result, the impact would be anti-dilutive.

Outstanding warrants for the quarter and two quarters ended June 29, 2020 and July 1, 2019, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarter, and therefore, the effect would be anti-dilutive.

For the quarter and two quarters ended June 29, 2020 and for the two quarters ended July 1, 2019, the effect of shares of common stock related to the Company’s Convertible Senior Notes, based on the if-converted method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	June 29,	July 1,	June 29,	July 1,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Cost of goods sold	$620	$569	$1,470	$1,273
Selling and marketing	291	383	742	834
General and administrative	1,690	2,611	5,167	5,332
Research and development	46	39	103	89
Stock-based compensation expense recognized	$2,647	$3,602	$7,482	$7,528

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of June 29, 2020:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$28,531	1.7
PRU awards	1,760	1.1
Stock options	184	1.4
	$30,475

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

	Quarter Ended		Two Quarters Ended
	June 29, 2020	July 1, 2019	June 29, 2020	July 1, 2019
	(In thousands)
Net Sales:
PCB	$520,067	$466,960	$987,497	$952,027
E-M Solutions	50,231	59,917	80,447	111,295
Total net sales	$570,298	$526,877	$1,067,944	$1,063,322
Operating Segment Income (Loss):
PCB	$80,056	$62,463	$141,682	$132,957
E-M Solutions	(15,577)	863	(19,906)	2,042
Corporate	(30,538)	(22,561)	(60,708)	(46,787)
Total operating segment income	33,941	40,765	61,068	88,212
Amortization of definite-lived intangibles (1)	(10,945)	(11,773)	(21,890)	(29,104)
Total operating income	22,996	28,992	39,178	59,108
Total other expense	(18,117)	(17,546)	(35,396)	(39,038)
Income before income taxes	$4,879	$11,446	$3,782	$20,070

(1)

Amortization of definite-lived intangibles relates to the PCB reportable segment. For the quarter and two quarters ended June 29, 2020, $1,384 and $2,767, respectively, of amortization expense is included in cost of goods sold. For the quarter and two quarters ended July 1, 2019, $1,180 and $2,359, respectively, of amortization expense is included in cost of goods sold.

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

(18) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a former member of the Board of Directors of the Company holds an equity interest. The Company’s foreign subsidiaries purchased laminate and prepreg from these related parties in the amount of $5,986 and $8,193 for the quarters ended June 29, 2020 and July 1, 2019, respectively, and $11,767 and $15,696 for the two quarters ended June 29, 2020 and July 1, 2019, respectively.

As of June 29, 2020 and December 30, 2019, the Company’s consolidated condensed balance sheets included $7,601 and $9,220, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated condensed balance sheets.

(19) Restructuring Charges

On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. The E-MS business unit consists of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company will discontinue operations at the SH E-MS and SZ facilities while integrating the SH BPA facility into its PCB operations. The restructuring is another step in advancing the Company’s stated strategy of increasing its focus on differentiated higher margin products that more fully leverage the Company’s early engagement capabilities and industry leading engineering-based technology solutions. The closure of the SH E-MS and SZ facilities will not be immediate as the Company has obligations to fulfill with customers. The Company anticipates phasing out production over the remainder of 2020. As of June 29, 2020, the Company has incurred approximately $13,414 of restructuring charges since the April 29, 2020 announcement. The Company estimates that it will incur total charges related to restructuring of its E-M Solutions business unit of approximately $18,500 and accelerated depreciation expense of approximately $8,000.

In connection with the restructuring of its E-M Solutions business unit and other global realignment restructuring efforts, the Company recognized employee separation, contract termination and other costs during the quarter and two quarters ended June 29, 2020 and July 1, 2019. Contract termination and other costs primarily represented plant closure costs.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The below table summarizes such restructuring costs by reportable segment, which are included as a component of general and administrative expenses in the consolidated condensed statements of operations, for the quarter and two quarters ended

June 29, 2020 and July 1, 2019:

	Quarter Ended June 29, 2020			Two Quarters Ended June 29, 2020
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$(8)	$1	$(7)	$(8)	$14	$6
E-M Solutions	13,085	292	13,377	13,394	291	13,685
Corporate	—	44	44	—	51	51
	$13,077	$337	$13,414	$13,386	$356	$13,742

	Quarter Ended July 1, 2019			Two Quarters Ended July 1, 2019
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$2,564	$—	$2,564	$2,988	$—	$2,988
E-M Solutions	—	—	—	—	—	—
Corporate	160	8	168	160	16	176
	$2,724	$8	$2,732	$3,148	$16	$3,164

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The below table shows the utilization of the accrued restructuring costs during the two quarters ended June 29, 2020:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of December 30, 2019	$260	$242	$502
Charged to expense	13,386	356	13,742
Amount paid	(2,130)	(358)	(2,488)
Accrued as of June 29, 2020	$11,516	$240	$11,756

(20) Subsequent Event

Subsequent to June 29, 2020, the Company made a $400,000 debt principal prepayment for its Term Loan.

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

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically advanced PCBs and backplane assemblies as well as a global designer and manufacturer of high-frequency radio frequency (RF) and microwave components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,200 customers in various markets throughout the world, including aerospace and defense, computing, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

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

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers accounted for 36% and 38% of our net sales for the quarter and two quarters ended June 29, 2020. Sales to our ten largest customers accounted for 40% and 41% of our net sales for the quarter and two quarters ended July 1, 2019, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Two Quarters Ended
End Markets (1)	June 29, 2020	July 1, 2019	June 29, 2020	July 1, 2019
Aerospace and Defense	33%	33%	35%	32%
Automotive	12	18	13	19
Cellular Phone	—	—	—	—
Computing/Storage/Peripherals	13	11	12	11
Medical/Industrial/Instrumentation	20	18	20	17
Networking/Communications	19	19	18	19
Other (2)	3	1	2	2
Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Other consumer devices that include wearables, portable video devices and personal headphones are included in the Other end market.

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

General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, facilities, and human resources personnel, as well as expenses for restructuring, accounting, legal assistance and incentive compensation expense, and gains or losses on the sale or disposal of property, plant and equipment.

Research and development expenses consist primarily of salaries and labor related benefits paid to our research and development staff, as well as material costs.

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

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Two Quarters Ended
	June 29, 2020	July 1, 2019	June 29, 2020	July 1, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.4	82.4	83.0	82.0
Gross profit	17.6	17.6	17.0	18.0
Operating expenses:
Selling and marketing	2.8	3.2	3.0	3.2
General and administrative	8.2	6.0	7.6	5.8
Research and development	0.9	0.9	0.9	0.9
Amortization of definite-lived intangibles	1.7	2.0	1.8	2.5
Total operating expenses	13.6	12.1	13.3	12.4
Operating income	4.0	5.5	3.7	5.6
Other (expense) income:
Interest expense	(3.3)	(3.9)	(3.6)	(3.9)
Other, net	0.1	0.6	0.3	0.2
Total other expense, net	(3.2)	(3.3)	(3.3)	(3.7)
Income from continuing operations before income taxes	0.8	2.2	0.4	1.9
Income tax benefit (provision)	0.8	0.2	0.2	(0.1)
Net income from continuing operations	1.6%	2.4%	0.6%	1.8%

We have two reportable segments: PCB and E-M Solutions. The PCB reportable segment is comprised of multiple operating segments. Factors considered in determining whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production process, type or class of customers, distribution methods and regulatory environments.

Net Sales

Total net sales increased $43.4 million, or 8.2%, to $570.3 million for the second quarter of 2020 from $526.9 million for the second quarter of 2019. This increase primarily resulted from an increase in net sales for the PCB reportable segment of $53.1 million, or 11.4%, to $520.1 million for the second quarter of 2020 from $467.0 million for the second quarter of 2019. The increase was primarily due to increased demand in our Medical/Industrial/Instrumentation, Computing/Storage/Peripherals, and Aerospace and Defense end markets, partially offset by lower demand in our Automotive end market. These changes resulted in a higher price per square foot of 22.5%, driven mainly by product mix shift, however the resulting increase in net sales was partially offset by a 13.3% decrease in the volume of PCB shipments as compared to the second quarter of 2019. The increase in net sales was partially offset by a reduction in net sales for the E-M Solutions reportable segment of $9.7 million, or 16.2%, to $50.2 million for the second quarter of 2020 from $59.9 million for the second quarter of 2019. The decrease was primarily due to lower demand in our Automotive and Medical/Industrial/Instrumentation end markets, partially offset by increased demand in our Networking/Communications end market.

Total net sales increased $4.6 million, or 0.4%, to $1,067.9 million for the first two quarters of 2020 from $1,063.3 million for the first two quarters of 2019. This increase primarily resulted from an increase in net sales for the PCB reportable segment of $35.5 million, or 3.7%, to $987.5 million for the first two quarters of 2020 from $952.0 million for the first two quarters of 2019. The increase was primarily due to increased demand in our Medical/Industrial/Instrumentation, Aerospace and Defense, and Computing/Storage/Peripherals end markets, partially offset by lower demand in our Automotive and Networking/Communications end markets. These changes resulted in a higher price per square foot of 24.6%, driven mainly by product mix shift, however the resulting increase in net sales was partially offset by an 18.7% decrease in the volume of PCB shipments as compared to the first two quarters of 2019. The increase in net sales was partially offset by a reduction in net sales for the E-M Solutions reportable segment of $30.8 million, or 27.7%, to $80.5 million for the first two quarters of 2020 from $111.3 million for the first two quarters of 2019. The decrease was primarily due to lower demand in our Automotive and Medical/Industrial/Instrumentation end markets, partially offset by increased demand in our Networking/Communications end market.

Gross Margin

Overall gross margin was 17.6% for the both the second quarter of 2020 and the second quarter of 2019. Gross margin for the PCB reportable segment increased to 20.3% for the second quarter of 2020 from 19.6% for the second quarter of 2019, primarily due to higher volumes in our commercially focused facilities. Gross margin for the E-M Solutions reportable segment decreased to

(1.1%) for the second quarter of 2020 from 7.3% for the second quarter of 2019, primarily due to lower sales and additional provision for excess and obsolete inventories.

Overall gross margin decreased to 17.0% for the first two quarters of 2020 from 18.0% for the first two quarters of 2019. Gross margin for the PCB reportable segment decreased to 19.5% for the first two quarters of 2020 from 19.9% for the first two quarters of 2019. Gross margin for the E-M Solutions reportable segment decreased to (2.8%) for the first two quarters of 2020 from 6.8% for the first two quarters of 2019, primarily due to lower sales and additional provision for excess and obsolete inventories.

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the second quarter of 2020 in our Asia and North America PCB facilities was 70% and 63%, respectively, compared to 60% and 62%, respectively, for the second quarter of 2019. Capacity utilization for the first two quarters of 2020 in our Asia and North America PCB facilities was 61% and 65%, respectively, compared to 62% and 62%, respectively for the first two quarters of 2019. The significant increase in capacity utilization in our Asia PCB facilities for the second quarter of 2020 compared to the second quarter of 2019 was primarily due to an increase in production related to increased sales in our Medical/Industrial/Instrumentation and Computing/Storage/Peripherals end markets.

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.9 million, to $16.0 million for the second quarter of 2020 from $16.9 million for the second quarter of 2019. As a percentage of net sales, selling and marketing expenses was 2.8% for the second quarter of 2020, as compared to 3.2% for the second quarter of 2019. The decrease in selling and marketing expense for the quarter ended June 29, 2020 was primarily due to reduced travel expense due to the COVID-19 pandemic, which has decreased travel on a temporary basis.

Selling and marketing expenses decreased $2.4 million, to $32.1 million for the first two quarters of 2020 from $34.5 million for the first two quarters of 2019. As a percentage of net sales, selling and marketing expenses was 3.0% for the first two quarters of 2020, as compared to 3.2% for the first two quarters of 2019. The decrease in selling and marketing expense for the two quarters ended June 29, 2020 was primarily due to reduced travel and commission expense.

General and Administrative Expenses

General and administrative expenses increased $14.9 million to $46.7 million, or 8.2% of net sales, for the second quarter of 2020 from $31.9 million, or 6.0% of net sales, for the second quarter of 2019. The increase in general and administrative expenses for the quarter ended June 29, 2020 was primarily due to the increase in restructuring charges of $10.7 million associated with the restructuring of its E-M Solutions business unit and higher incentive compensation and supplies expense.

General and administrative expenses increased $19.2 million to $81.4 million, or 7.6% of net sales, for the first two quarters of 2020 from $62.2 million, or 5.8% of net sales, for the first two quarters of 2019. The increase in general and administrative expenses for the two quarters ended June 29, 2020 was primarily due to the increase in restructuring charges of $10.6 million associated with the restructuring of its E-M Solutions business unit and higher incentive compensation and supplies expense.

Other (Expense) Income

Other expense, net increased $0.6 million to $18.1 million for the second quarter of 2020 from $17.5 million for the second quarter of 2019. The increase in other expense, net for the quarter ended June 29, 2020 was primarily the result of lower foreign currency gains due to the depreciation of the Chinese Renminbi (RMB) in the second quarter of 2020 compared to the second quarter of 2019. We utilize the RMB at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China. This was partially offset by a decrease in interest expense of $2.0 million mainly as a result of lower interest rates.

Other expense, net decreased $3.6 million to $35.4 million for the first two quarters of 2020 from $39.0 million for the first two quarters of 2019. The decrease in other expense, net for the two quarters ended June 29, 2020 was primarily due to the decrease in interest expense of $3.3 million mainly as a result of lower interest rates and a $30.0 million debt pay down for the Term Loan Facility during February 2019, and decrease in other income related to the sale of other assets of $2.8 million. This was partially offset by lower foreign currency gains due to the depreciation of the RMB in the first two quarters of 2020 compared to the first two quarters of 2019.

Income Taxes

The income tax benefit increased by $3.5 million to $4.5 million of tax benefit for the second quarter of 2020 from $1.0 million of tax benefit for the second quarter of 2019. The increase in income tax benefit for the second quarter of 2020 was primarily due to an increase in the release of uncertain tax positions due to the expiration of the statute of limitation in foreign jurisdictions netted against an increase in the valuation allowance and withholding tax expense related to the announced closure of two of the E-M Solutions plants.

The income tax benefit increased by $3.6 million to $2.3 million of tax benefit for the first two quarters of 2020 from $1.3 million of tax expense for the first two quarters of 2019. The increase in income tax benefit for the first two quarters of 2020 was primarily due to (i) a decrease in continuing operating income, (ii) an increase in the release of uncertain tax positions due to the expiration of the statute of limitation in foreign jurisdictions, (iii) an increase related to the retroactive approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China, netted against (iv) an increase in the valuation allowance and withholding tax deferred tax liability related to the announced closure of two of the E-M Solutions plants.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us, as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of approximately $10.9 million as of June 29, 2020 and a net deferred income tax asset of approximately $12.6 million as of July 1, 2019.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) providing economic relief to disruptions caused by the Coronavirus pandemic. Accounting Standard Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. We considered the impact to our financial statements of the corporate income tax aspects of the CARES Act and determined the impact is not material to our financial statements. The CARES Act includes a number of provisions, including the increase of IRC Section 163(j) interest expense deduction limitation of Adjusted Tax Income (ATI) from 30% to 50%. This is applicable to 2019 and 2020 tax years. The Company accounted for such change in the Q1 2020 provision calculation. There are also provisions that allow for a 100% refund of Alternative Minimum Tax Credit carryforwards and which postpone tax compliance deadlines and payments ordinarily due April 15, 2020.

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

Cash flow provided by operating activities for continuing operations during the first two quarters of 2020 was $107.4 million as compared to cash flow provided by operating activities for continuing operations of $120.3 million in the same period in 2019. The decrease in cash flow was primarily due to the $12.6 million decrease in net income from continuing operations to $6.1 million for the first two quarters of 2020 from $18.7 million in the same period in 2019.

Net cash used in investing activities for continuing operations was approximately $45.3 million for the first two quarters of 2020, reflecting purchases of property, plant and equipment and other assets. Net cash used in investing activities for continuing operations was approximately $50.2 million for the first two quarters of 2019, reflecting $55.9 million for purchases of property, plant and equipment and other assets less proceeds from sale of property, plant and equipment and other assets of $5.7 million.

There was no activity related to cash flows from financing activities for the first two quarters of 2020. Net cash used in financing activities was approximately $31.5 million for the first two quarters of 2019, reflecting repayment of long-term debt of $30.0 million and payment of debt issuance costs of $1.5 million.

As of June 29, 2020, we had cash and cash equivalents of approximately $694.7 million, of which approximately $389.4 million was held by our foreign subsidiaries, primarily in Hong Kong and China.

Our 2020 net capital expenditures and asset acquisitions are expected to be in the range of $100.0 million to $110.0 million.

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

Long-term Debt and Letters of Credit

As of June 29, 2020, we had $1,482.8 million of outstanding debt, net of discount and debt issuance costs, composed of $798.0 million of Term Loan debt due September 2024, $370.1 million of Senior Notes due October 2025, $244.7 million of Convertible Senior Notes due December 2020, $40.0 million under the U.S. ABL, and $30.0 million under the Asia ABL. Subsequent to June 29, 2020, we made a debt principal prepayment for the Term Loan of $400.0 million.

Borrowings under the Term Loan Facility and Senior Notes Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. As of June 29, 2020, we were in compliance with the covenants under the Term Loan Facility, Senior Notes Facility and ABL Revolving Loans.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of June 29, 2020, the fair value of the interest rate swap was recorded as a liability and as a component of other long-term liabilities in the amount of $19.6 million. No ineffectiveness was recognized for the quarter and two quarters ended June 29, 2020. During the quarter and two quarters ended June 29, 2020, the interest rate swap increased interest expense by $2.3 million and $3.5 million, respectively.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of June 29, 2020, approximately 68.3% of our total debt was based on fixed rates. Based on our borrowings as of June 29, 2020, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $4.8 million and an assumed 100 basis point decrease in variable rates would cause our annual interest cost to decrease by $0.8 million.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of June 29, 2020 and December 30, 2019 was approximately $1.4 million and $2.0 million, respectively. We designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts as of June 29, 2020 and December 30, 2019:

	As of June 29, 2020		As of December 30, 2019
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands)
Receive foreign currency/pay USD
Japanese Yen	$1,361	0.01	$1,994	0.01

Estimated fair value, net liability	$(3)		$(2)

Debt Instruments

The table below presents information about certain of our debt instruments as of June 29, 2020:

	As of June 29, 2020
	Remaining 2020	2021	2022	2023	2024 (1)	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$400,000	$—	$—	$—	$475,879	$—	$875,879	$835,585	2.58%
US$ Fixed Rate	249,975	—	—	—	—	375,000	624,975	680,442	4.08%
Total	$649,975	$—	$—	$—	$475,879	$375,000	$1,500,854	$1,516,027

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

As of June 29, 2020, the fair value of the interest rate swap was recorded as a liability in the amount of $19,582. The table below presents information regarding our interest rate swaps during the two quarters ended June 29, 2020:

Two Quarters Ended June 29, 2020
(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(5,741)
Average interest received rate	1.10%
Interest received amount	2,224

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of June 29, 2020, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. There is a possibility of widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have recommended social distancing and have imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States may enter a recession as a result of the pandemic.

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

For the quarter ended June 29, 2020, we generated approximately 50% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

Our operations in China and Hong Kong subject us to risks and uncertainties relating to the laws and regulations of China and Hong Kong.

Under its current leadership, the government of China has been pursuing economic reform policies, including the encouragement of foreign trade and investment. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time, particularly in light of the increasingly tense trade climate with the United States. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management’s attention. Also, the evolving landscape of the interrelation between China and Hong Kong may have an adverse impact on our operations in Hong Kong and may impact our ability to attract and maintain necessary talent in that area. In addition, though changes in government policies and rules are timely published or communicated, there is usually no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, it is possible that we might operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us and adversely impact our results of operations.

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

As of June 29, 2020, our consolidated condensed balance sheet included $1,010.3 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 38% and 36% of our net sales for the quarters ended June 29, 2020 and July 1, 2019, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 27% and 31% of our net sales for the quarters ended June 29, 2020 and July 1, 2019, respectively. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended June 29, 2020, aerospace and defense sales accounted for approximately 33% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to OEMs that sell to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

A portion of our cash, other current assets and current liabilities is held in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets or liabilities as re-measured to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the Renminbi (RMB)). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

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

We are subject to the requirements of the National Industrial Security Program Operating Manual (NISPOM) for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government.

A facility security clearance is required in order to be awarded and perform on classified contracts for the Department of Defense and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the NISPOM, and any other applicable U.S. government industrial security regulations. Further, due to the fact that a portion of our voting equity is owned by a non-U.S. entity, we are required to be governed by and operate in accordance with the terms and requirements of the Special Security Agreement (SSA). The terms of the SSA have been previously disclosed in our SEC filings.

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

The PCB industry is intensely competitive, highly fragmented, and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. Our principal PCB and substrate competitors include AT&S (Austria Technologie & Systemtechnik Aktiengesellschaft), BoardTek Electronics Corporation, Chin-Poon Industrial Co., Ltd., ISU Petasys Co., Ltd., Suzhou Dongshan Precision Manufacturing Co., Ltd., Sanmina Corporation, Tripod Technology Corporation, Unimicron Technology Corporation, Shennan Circuits Co., Ltd., and WUS Printed Circuit Co., Ltd. Our principal E-M Solutions competitors include Amphenol Corporation, Flex Ltd., Jabil Inc., and Sanmina Corporation. Our competition for RF products include Cobham plc, Crane Aerospace & Electronics, TRM Microwave, Mercury Systems, Inc., AVX Corporation, Molex, and Smiths Group plc. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

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

Sales to EMS companies represented approximately 38% and 36% of our net sales for the quarters ended June 29, 2020 and July 1, 2019, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

During the third quarter of 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and neighboring countries. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflict minerals report on Form SD with the SEC for the past seven years, most recently on May 29, 2020. Compliance with these rules results in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our PCBs, as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

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

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: August 6, 2020	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: August 6, 2020	Todd B. Schull
Executive Vice President and Chief Financial Officer