Form 10-Q
period 2020-09-28
TTM TECHNOLOGIES INC
filed 2020-11-05
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2020

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at November 2, 2020: 106,741,736

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of September 28, 2020 and December 30, 2019

	As of
	September 28,	December 30,
	2020	2019
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$413,310	$379,818
Restricted cash	249,975	—
Accounts receivable, net	374,971	503,598
Contract assets	281,663	254,600
Inventories	127,588	113,753
Current assets held for sale	—	67,572
Prepaid expenses and other current assets	38,670	23,343
Total current assets	1,486,177	1,342,684
Property, plant and equipment, net	654,837	678,201
Operating lease right-of-use assets	22,993	22,173
Goodwill	637,324	706,524
Definite-lived intangibles, net	292,280	325,680
Non-current assets held for sale	—	425,597
Deposits and other non-current assets	54,803	60,074
Total assets	$3,148,414	$3,560,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$249,975	$249,975
Accounts payable	341,505	329,866
Contract liabilities	2,999	3,838
Accrued salaries, wages and benefits	77,525	85,114
Current liabilities held for sale	—	185,391
Other current liabilities	115,318	92,482
Total current liabilities	787,322	946,666
Long-term debt, net of discount and issuance costs	840,023	1,225,962
Operating lease liabilities	15,885	15,413
Non-current liabilities held for sale	—	1,530
Other long-term liabilities	105,881	92,325
Total long-term liabilities	961,789	1,335,230
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 106,742 and 105,510 shares issued and outstanding as of September 28, 2020 and December 30, 2019, respectively	107	106
Additional paid-in capital	826,859	814,708
Retained earnings	612,884	474,309
Accumulated other comprehensive loss	(40,547)	(10,086)
Total stockholders’ equity	1,399,303	1,279,037
Total liabilities and stockholders' equity	$3,148,414	$3,560,933

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended September 28, 2020 and September 30, 2019

	Quarter Ended		Three Quarters Ended
	September 28,	September 30,	September 28,	September 30,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands, except per share data)
Net sales	$513,576	$534,173	$1,581,520	$1,597,495
Cost of goods sold	424,298	448,915	1,310,470	1,320,563
Gross profit	89,278	85,258	271,050	276,932
Operating expenses:
Selling and marketing	15,895	17,153	48,033	51,611
General and administrative	29,086	33,116	110,476	95,267
Research and development	5,223	4,358	15,166	13,570
Amortization of definite-lived intangibles	10,126	9,500	29,249	36,245
Impairment of goodwill	69,200	—	69,200	—
Total operating expenses	129,530	64,127	272,124	196,693
Operating (loss) income	(40,252)	21,131	(1,074)	80,239
Other (expense) income:
Interest expense	(20,204)	(20,423)	(58,557)	(62,111)
Other, net	(2,316)	5,875	641	8,525
Total other expense, net	(22,520)	(14,548)	(57,916)	(53,586)
(Loss) income from continuing operations before income taxes	(62,772)	6,583	(58,990)	26,653
Income tax benefit (provision)	1,300	(4,190)	3,644	(5,529)
Net (loss) income from continuing operations	(61,472)	2,393	(55,346)	21,124
Income (loss) from discontinued operations, net of income taxes	20,021	13,477	193,921	(5,082)
Net (loss) income	$(41,451)	$15,870	$138,575	$16,042

(Loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.58)	$0.02	$(0.52)	$0.20
Basic earnings (loss) per share from discontinued operations	0.19	0.13	1.83	(0.05)
Basic (loss) earnings per share	$(0.39)	$0.15	$1.31	$0.15

Diluted (loss) earnings per share from continuing operations	$(0.58)	$0.02	$(0.52)	$0.20
Diluted earnings (loss) per share from discontinued operations	0.19	0.13	1.83	(0.05)
Diluted (loss) earnings per share	$(0.39)	$0.15	$1.31	$0.15

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive (Loss) Income

For the Quarter and Three Quarters Ended September 28, 2020 and September 30, 2019

	Quarter Ended		Three Quarters Ended
	September 28,	September 30,	September 28,	September 30,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands)
Net (loss) income	$(41,451)	$15,870	$138,575	$16,042
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	(17)	(23)	4	(4)
Reclassification adjustment for foreign currency translation	(346)	—	(346)	—
Derecognition of foreign currency translation adjustments due to sale of Mobility business unit	—	—	(27,341)	—
Foreign currency translation adjustments, net	1,049	(954)	778	(925)
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	—	—	384	—
Net unrealized losses on cash flow hedges:
Unrealized loss on effective cash flow hedges during the period, net	(655)	(1,833)	(8,667)	(8,164)
Loss realized in the statement of operations, net	2,098	554	4,727	1,128
Net	1,443	(1,279)	(3,940)	(7,036)
Other comprehensive income (loss), net of tax	2,129	(2,256)	(30,461)	(7,965)
Comprehensive (loss) income, net of tax	$(39,322)	$13,614	$108,114	$8,077

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Quarters Ended September 28, 2020

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 30, 2019	105,510	$106	$814,708	$474,309	$(10,086)	$1,279,037
Net loss	—	—	—	(1,174)	—	(1,174)
Other comprehensive loss	—	—	—	—	(5,498)	(5,498)
Issuance of common stock for performance-based restricted stock units	187	—	—	—	—	—
Issuance of common stock for restricted stock units	520	—	—	—	—	—
Stock-based compensation	—	—	4,835	—	—	4,835
Balance, March 30, 2020	106,217	$106	$819,543	$473,135	$(15,584)	$1,277,200
Net income	—	—	—	181,200	—	181,200
Other comprehensive loss	—	—	—	—	(27,092)	(27,092)
Issuance of common stock for restricted stock units	484	1	(1)	—	—	—
Stock-based compensation	—	—	2,647	—	—	2,647
Balance, June 29, 2020	106,701	$107	$822,189	$654,335	$(42,676)	$1,433,955
Net loss	—	—	—	(41,451)	—	(41,451)
Other comprehensive income	—	—	—	—	2,129	2,129
Exercise of stock options	20	—	191	—	—	191
Issuance of common stock for restricted stock units	21	—	—	—	—	—
Stock-based compensation	—	—	4,479	—	—	4,479
Balance, September 28, 2020	106,742	$107	$826,859	$612,884	$(40,547)	$1,399,303

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

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended September 28, 2020 and September 30, 2019

	Three Quarters Ended
	September 28, 2020	September 30, 2019
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$138,575	$16,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	97,172	124,556
Amortization of definite-lived intangible assets	34,209	41,807
Amortization of debt discount and issuance costs	14,488	10,764
Deferred income taxes	8,039	(2,453)
Stock-based compensation	11,961	12,190
Impairment of goodwill	69,200	—
Gain on sale of the Mobility business unit	(237,253)	—
Other	(242)	(2,592)
Changes in operating assets and liabilities:
Accounts receivable, net	128,681	(6,777)
Contract assets	(33,500)	19,199
Inventories	(10,557)	(16,947)
Prepaid expenses and other current assets	(15,008)	(6,049)
Accounts payable	15,902	21,435
Contract liabilities	(839)	(473)
Accrued salaries, wages and benefits	(11,804)	(12,374)
Other current liabilities	22,661	(16,539)
Net cash provided by operating activities	231,685	181,789
Cash flows from investing activities:
Proceeds from sale of the Mobility business unit, net of cash disposed	507,466	—
Purchase of property, plant and equipment and other assets	(84,042)	(95,372)
Proceeds from sale of property, plant and equipment and other assets	154	6,382
Other	(623)	—
Net cash provided by (used in) investing activities	422,955	(88,990)
Cash flows from financing activities:
Repayment of long-term debt borrowing	(400,000)	(30,000)
Proceeds from exercise of stock options	191	—
Payment of debt issuance costs	—	(1,639)
Redemption of convertible notes	—	(10)
Other	7,321	—
Net cash used in financing activities	(392,488)	(31,649)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	979	(921)
Net increase in cash, cash equivalents, and restricted cash	263,131	60,229
Cash, cash equivalents, and restricted cash at beginning of period	400,154	256,360
Cash, cash equivalents, and restricted cash at end of period	663,285	316,589
Cash, cash equivalents, and restricted cash in assets held for sale	—	(20,230)
Cash, cash equivalents, and restricted cash as presented on the consolidated condensed balance sheet	$663,285	$296,359
Supplemental cash flow information:
Cash paid, net for interest	$40,540	$58,319
Cash paid, net for income taxes	15,856	12,367
Net cash provided by operating activities from discontinued operations	39,462	12,218
Net cash provided by (used in) investing activities from discontinued operations	497,916	(20,356)
Net cash used in financing activities from discontinued operations	—	—
Supplemental disclosure of noncash investing activities:
Property, plant and equipment recorded in accounts payable	$26,914	$66,681
Supplemental disclosure of noncash investing activities from discontinued operations:
Property, plant and equipment recorded in accounts payable	$—	$10,495

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

On January 19, 2020, the Company entered into a definitive equity interests purchase agreement with AKMMeadville Electronics (Xiamen) Co., Ltd (the Purchaser) for the sale of the Company’s following subsidiaries, which was completed on April 17, 2020: Shanghai Kaiser Electronics Co., Ltd. (SKE), Shanghai Meadville Electronics Co., Ltd. (SME), Shanghai Meadville Science & Technology Co., Ltd. (SP) and Guangzhou Meadville Electronics Co., Ltd. (GME) (collectively, the Mobility business unit). Prior to the closing of the sale of the Company’s Mobility business unit, all assets and liabilities attributable to the Mobility business unit have been aggregated under the captions “Current assets held for sale”, “Non-current assets held for sale”, “Current liabilities held for sale” and “Non-current liabilities held for sale”. For all periods presented in the consolidated condensed statements of operations, all sales, costs, expenses, income taxes and gain on sale attributable to the Mobility business unit have been aggregated under the caption “Income (loss) from discontinued operations, net of income taxes”. Prior year results have been recast to conform with the current presentation. Refer to Note 2, Discontinued Operations, for additional information.

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

During the quarter ended September 28, 2020, the Company’s RF and Specialty Components (RF&S Components) operating segment met the quantitative threshold for separate presentation of a reportable segment. In prior periods, the Company had two reportable segments: PCB and E-M Solutions. The RF&S Components reportable segment was previously aggregated with the PCB reportable segment. As a result, certain prior year amounts and prior quarters within the current year have been reclassified to conform with this new presentation.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

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

Immaterial Correction of Error

During the quarter ended September 28, 2020, the Company paid for certain transaction costs related to the sale of the Mobility business unit totaling $11,043. This should have been recorded as an expense, which would have reduced the gain on sale of Mobility business unit, during the quarter ended June 29, 2020. The Company overstated both the income from discontinued operations, net of income taxes and net income by $11,043, both basic earnings per share from discontinued operations and basic earnings per share of $0.10 and $0.11 in the quarter and two quarters ended June 29, 2020, respectively, and both diluted earnings per share from discontinued operations and diluted earnings per share of $0.10 in the quarter and two quarters ended June 29, 2020. Further, total current liabilities were understated by $11,043 and retained earnings were overstated by $11,043 as of June 29, 2020. Management concluded that this error was not material to the consolidated condensed financial statements for the quarter and two quarters ended June 29, 2020. Prior period amounts have been revised to correct the error.

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary relief to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates. This guidance became effective beginning on March 12, 2020 and will remain in effect through December 31, 2022. The guidance on contract modifications can be applied prospectively from any date beginning March 12, 2020 and may also be applied to modifications of existing contracts made earlier in the interim period that included March 12, 2020. The guidance on hedging can be applied to eligible hedging relationships existing at the beginning of the interim period that included March 12, 2020 and to new eligible hedging relationships entered into after the beginning of that interim period. The Company adopted this ASU and it did not have a material impact on its financial statements.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(2) Discontinued Operations

On January 19, 2020, the Company entered into a definitive equity interests purchase agreement for the sale of the Company’s Mobility business unit. The sale was completed on April 17, 2020 for a base purchase price of $550,000, subject to customary purchase price adjustments. The base purchase price does not include certain accounts receivable of the divested business, which were estimated to total approximately $95,000. Subsequently, the final purchase price was $569,246 after customary purchase price adjustments, which did not include approximately $83,000 accounts receivable of the divested business.

On April 18, 2020, the Company also entered into a Transition Services Agreement (TSA) with the Purchaser pursuant to which the Purchaser is receiving certain services (the Services) to enable it to operate the Mobility business unit after the closing of the sale of the Mobility business unit. The Services include finance and accounting, human resources, legal and compliance, sales, information technology, and other corporate support services. Under the TSA, the Services are being provided at cost for a period of up to 24 months. There was no material impact on the Company’s consolidated condensed financial statements.

Further, on June 29, 2020, the Company entered into a Sales Force Agreement with the Purchaser pursuant to which the Company’s sales representatives will assist the Purchaser in selling PCBs manufactured by the Purchaser to certain customers for a commission for a period up to April 17, 2021. There was no material impact on the Company’s consolidated condensed financial statements.

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

The following table summarizes the results of Mobility operations for each period prior to sale:

	Quarter Ended		Three Quarters Ended
	September 28,	September 30,	September 28,	September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net sales	$—	$182,644	$143,951	$372,560
Cost of goods sold	—	164,068	136,800	372,358
Gross profit	—	18,576	7,151	202
Operating expenses:
Selling and marketing	—	1,247	1,461	3,557
General and administrative	—	1,424	2,317	4,166
Research and development	—	—	147	—
Amortization of definite-lived intangibles	—	675	809	2,023
Total operating expenses	—	3,346	4,734	9,746
Operating income (loss)	—	15,230	2,417	(9,544)
Other (expense) income:
Interest expense	—	(145)	(223)	(1,016)
Gain on sale of the Mobility business unit	—	—	237,253	—
Other, net	—	2,251	1,160	3,692
Total other income, net	—	2,106	238,190	2,676
Income (loss) from discontinued operations before income taxes	—	17,336	240,607	(6,868)
Income tax benefit (provision)	20,021	(3,859)	(46,686)	1,786
Income (loss) from discontinued operations, net of income taxes	$20,021	$13,477	$193,921	$(5,082)

Earnings (loss) per share from discontinued operations:
Basic earnings (loss) per share	$0.19	$0.13	$1.83	$(0.05)
Diluted earnings (loss) per share	$0.19	$0.13	$1.83	$(0.05)

There was no depreciation expense related to the discontinued operations for the quarter ended September 28, 2020 and depreciation expense for the quarter ended September 30, 2019 was $18,704. Depreciation expense related to the discontinued operations for the three quarters ended September 28, 2020 and September 30, 2019 was $21,382 and $54,645, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

During the quarter and three quarters ended September 28, 2020, the Company’s income tax expense related to the discontinued operations was impacted by a net discrete tax benefit of $20,021 and a net discrete tax expense of $46,686, respectively. As a result of the sale of the Mobility business unit, the discrete income tax benefit during the quarter ended September 28, 2020 is due to recognition of additional Internal Revenue Code (IRC) Section 250 deduction and foreign tax credit benefits. The net income tax expense for the three quarters ended September 28, 2020 is related mainly to (i) China withholding tax related to gain on sale, (ii) U.S. income tax related to Global Intangible Low Taxed Income (GILTI) inclusion net of IRC Section 250 deduction and foreign tax credits, and offset by (iii) release of U.S. uncertain tax positions.

Proceeds from the sale of the Company’s Mobility business unit have been presented in the consolidated condensed statements of cash flows within net cash provided by investing activities from discontinued operations. The following is a reconciliation of the gain recorded for the sale of the Company’s Mobility business unit (in thousands):

Net proceeds from the sale of the Mobility business unit (1)	$569,246

Mobility business unit assets:
Cash and cash equivalents	12,513
Restricted cash	35,412
Accounts receivable, net	12
Contract assets	40,072
Inventories	4,988
Prepaid expenses and other current assets	4,593
Property, plant and equipment, net	328,648
Goodwill	68,267
Definite-lived intangibles, net	5,520
Deposits and other non-current assets	6,291
Total Mobility business unit assets	506,316

Mobility business unit liabilities:
Accounts payable	142,636
Accrued salaries, wages and benefits	9,392
Other current liabilities	8,890
Other long-term liabilities	303
Total Mobility business unit liabilities	161,221

Derecognition of foreign currency translation adjustments and unrealized losses on cash flow hedges recorded in accumulated other comprehensive loss	26,957

Other transaction costs incurred as part of the sale of the Mobility business unit (2)	13,855

Gain on sale of the Mobility business unit before income taxes	$237,253

(1)	Net proceeds from the sale of the Mobility business unit are net of customary purchase price adjustments.
(2)	Costs directly incurred as a result of the sale of the Company’s Mobility business unit, including bank fees, legal fees, professional fees, and other costs.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The components of lease expense were as follows:

	Quarter Ended		Three Quarters Ended
	September 28, 2020	September 30, 2019	September 28, 2020	September 30, 2019
	(In thousands)
Operating lease cost	$2,333	$2,202	$7,041	$6,367
Variable lease cost	133	137	376	398
Short-term lease cost	84	95	482	280

Supplemental cash flow information related to leases was as follows:

	Three Quarters Ended
	September 28, 2020	September 30, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,636	$6,240
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	6,559	13,058

Supplemental balance sheet information related to leases was as follows:

	As of
	September 28, 2020	December 30, 2019
	(In thousands)
Operating lease right-of-use assets	$22,993	$22,173
Other current liabilities	7,945	7,111
Operating lease liabilities	15,885	15,413
Total operating lease liabilities	$23,830	$22,524

	As of
	September 28, 2020	December 30, 2019
Weighted average remaining lease term	4.1 years	4.4 years
Weighted average discount rate	3.53%	3.92%

Maturities of operating lease liabilities were as follows (1):

(In thousands)
Less than one year	$9,309
1 - 2 years	5,114
2 - 3 years	4,030
3 - 4 years	3,011
4 - 5 years	2,046
Thereafter	2,148
Total lease payments	25,658
Less imputed interest	(1,828)
Total	$23,830

(1)	Excludes $969 of legally binding minimum lease payments for leases signed but not yet commenced.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(4) Revenues

As of September 28, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $19,606. The Company expects to recognize revenue on approximately 86% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months with the remaining amount recognized thereafter. The remaining performance obligations for the Company’s short-term contracts are expected to be recognized within one year.

Revenue from products and services transferred to customers over time and at a point in time accounted for 98% and 2%, respectively, of the Company’s revenue for the quarter and three quarters ended September 28, 2020. Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively, of the Company’s revenue for the quarter and three quarters ended September 30, 2019.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended September 28, 2020				Quarter Ended September 30, 2019
	PCB	RF&S Components	E-M Solutions	Total	PCB	RF&S Components	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$182,709	$180	$16	$182,905	$170,651	$729	$1	$171,381
Automotive	64,375	—	8,891	73,266	72,597	—	39,559	112,156
Cellular Phone	39	—	—	39	3,512	—	—	3,512
Computing/Storage/ Peripherals	62,606	186	30	62,822	57,367	592	72	58,031
Medical/Industrial/ Instrumentation	92,059	742	2,769	95,570	84,178	705	5,775	90,658
Networking/Communications	55,905	7,203	27,185	90,293	58,782	7,971	22,746	89,499
Other	5,971	3,431	(721)	8,681	5,729	3,647	(440)	8,936
Total	$463,664	$11,742	$38,170	$513,576	$452,816	$13,644	$67,713	$534,173

	Three Quarters Ended September 28, 2020				Three Quarters Ended September 30, 2019
	PCB	RF&S Components	E-M Solutions	Total	PCB	RF&S Components	E-M Solutions	Total
End Markets	(In thousands)
Aerospace and Defense	$555,771	$189	$36	$555,996	$510,210	$777	$367	$511,354
Automotive	183,896	—	27,816	211,712	227,239	—	83,317	310,556
Cellular Phone	1,203	—	—	1,203	5,416	—	—	5,416
Computing/Storage/ Peripherals	192,275	663	170	193,108	170,914	1,373	261	172,548
Medical/Industrial/ Instrumentation	292,794	2,336	9,714	304,844	246,889	2,629	23,583	273,101
Networking/ Communications	178,428	19,173	82,429	280,030	188,069	37,192	72,011	297,272
Other	25,262	10,913	(1,548)	34,627	18,025	9,754	(531)	27,248
Total	$1,429,629	$33,274	$118,617	$1,581,520	$1,366,762	$51,725	$179,008	$1,597,495

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	September 28, 2020	December 30, 2019
	(In thousands)
Inventories:
Raw materials	$116,090	$97,660
Work-in-process	8,059	10,898
Finished goods	3,439	5,195
	$127,588	$113,753
Property, plant and equipment, net:
Land and land use rights	$62,009	$62,009
Buildings and improvements	397,361	381,980
Machinery and equipment	833,790	777,916
Furniture and fixtures and other	10,461	10,329
Construction-in-progress	27,604	58,195
	1,331,225	1,290,429
Less: Accumulated depreciation	(676,388)	(612,228)
	$654,837	$678,201
Other current liabilities:
Income taxes payable	$14,489	$13,035
Interest	13,739	8,893
Sales return and allowances	12,754	13,544
Restructuring	11,695	502
Other	62,641	56,508
	$115,318	$92,482

(6) Goodwill

As of September 28, 2020 and December 30, 2019, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
Balance as of December 30, 2019
Goodwill	$700,724	$177,200	$877,924
Accumulated impairment loss	(171,400)	—	(171,400)
	529,324	177,200	706,524
Impairment loss during the three quarters ended September 28, 2020	—	(69,200)	(69,200)
Balance as of September 28, 2020
Goodwill	700,724	177,200	877,924
Accumulated impairment loss	(171,400)	(69,200)	(240,600)
	$529,324	$108,000	$637,324

The Company evaluates its goodwill on an annual basis during its fourth fiscal quarter and at other times when events or changes in circumstances – such as significant adverse changes in the business climate or operating results or changes in management strategy, coupled with a decline in the market price of its stock and market capitalization – indicate that there may be a potential impairment.

During the third quarter of 2020, the Company determined that there was a permanent loss of a key customer in the RF&S Components reporting unit that coupled with the impact of COVID-19, resulted in lower than anticipated results and continued decline in sales. The Company considered these factors to be indicators of potential impairment requiring the Company to test the related goodwill for impairment. As of September 28, 2020, the Company completed a quantitative goodwill impairment analysis related to its RF&S Components reporting unit by comparing the fair value of the reporting unit with its carrying amount. The Company determined the fair value of the reporting unit by using both a discounted cash flow (DCF) and a market approach. Under the market

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

approach, the Company used revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting unit.

Under the DCF approach, the Company estimated the future cash flows, as well as selected a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considered historical results adjusted to reflect current and anticipated future operating conditions. The Company estimated cash flows for the reporting unit over a discrete period and a terminal period (considering expected long-term growth rates and trends).

Based on its analysis, the Company determined that the fair value of the RF&S Components reporting unit was less than its carrying value and recorded a non-cash goodwill impairment charge of $69,200 during the quarter ended September 28, 2020. If the Company’s future cash flow projections and other fair value assumptions for its reporting unit change, the Company may be subject to potential additional impairment in subsequent quarters. Estimating the fair value of the reporting unit requires the Company to make assumptions and estimates in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value of the reporting unit.

(7) Definite-lived Intangibles

As of September 28, 2020 and December 30, 2019, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
September 28, 2020
Customer relationships	$397,500	$(140,552)	$256,948	10.9
Technology	47,650	(12,318)	35,332	9.5
	$445,150	$(152,870)	$292,280

December 30, 2019
Customer relationships	$396,270	$(111,272)	$284,998	11.0
Technology	39,500	(8,064)	31,436	9.4
Acquired intangibles from acquisition in 2019
Customer relationships	1,230	(31)	1,199	5.0
Technology	8,150	(103)	8,047	10.0
	$445,150	$(119,470)	$325,680

Definite-lived intangibles are generally amortized using the straight-line method of amortization over the estimated useful life. Amortization expense was $11,510 and $10,680 for the quarters ended September 28, 2020 and September 30, 2019, respectively, and $33,400 and $39,784 for the three quarters ended September 28, 2020 and September 30, 2019, respectively. For the quarter and three quarters ended September 28, 2020, $1,384 and $4,151, respectively, of amortization expense is included in cost of goods sold. For the quarter and three quarters ended September 30, 2019, $1,180 and $3,539, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2020	$10,973
2021	41,179
2022	38,631
2023	36,713
2024	29,713
Thereafter	135,071
$292,280

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of September 28, 2020 and December 30, 2019:

	Interest Rate as of September 28, 2020	Principal Outstanding as of September 28, 2020	Interest Rate as of December 30, 2019	Principal Outstanding as of December 30, 2019
	(In thousands)
Term Loan due September 2024	2.65%	$405,879	4.28%	$805,879
Senior Notes due October 2025	5.63	375,000	5.63	375,000
Convertible Senior Notes due December 2020	1.75	249,975	1.75	249,975
U.S. ABL Revolving Loan due June 2024	1.40	40,000	3.03	40,000
Asia ABL Revolving Loan due June 2024	1.55	30,000	3.18	30,000
		1,100,854		1,500,854
Less: Long-term debt unamortized discount		(3,054)		(11,943)
Long-term debt unamortized debt issuance costs		(7,802)		(12,974)
		1,089,998		1,475,937
Less: current maturities		(249,975)		(249,975)
Long-term debt, less current maturities		$840,023		$1,225,962

As of September 28, 2020, the Company’s restricted cash balance of $249,975 consisted of a specific deposit account to be used for principal payment on the Convertible Senior Notes due December 2020.

The Company has twelve months to reinvest the cash proceeds received from the sale of the Mobility business unit. If the proceeds are not reinvested, the Company is required to use the proceeds to prepay the Term Loan. The Company used a portion of the cash proceeds to repay $400,000 of the Term Loan during the quarter ended September 28, 2020 and plans to use the remaining cash proceeds for reinvestment. Permitted investments, as defined in the Term Loan Credit Agreement, include extensions of trade credit in the ordinary course of business, investments in cash and cash equivalents, permitted acquisitions, investments in assets useful in the business of the Company and its restricted subsidiaries, investments in joint ventures and unrestricted subsidiaries among others.

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

Debt Issuance and Debt Discount

As of September 28, 2020 and December 30, 2019, remaining unamortized debt discount and debt issuance costs for the Term Loan Facility, Senior Notes and Convertible Senior Notes are as follows:

	As of September 28, 2020			As of December 30, 2019
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Term Loan due September 2024	$2,862	$866	4.66%	$6,663	$2,016	4.66%
Senior Notes due October 2025	4,721	—	5.92	5,316	—	5.92
Convertible Senior Notes	219	2,188	6.48	995	9,927	6.48
	$7,802	$3,054		$12,974	$11,943

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $2,084 and $2,511 as of September 28, 2020 and December 30, 2019, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

As of September 28, 2020, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 3.6 years.

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

During the quarter and three quarters ended September 28, 2020, the Company’s effective tax rate was impacted by a net discrete benefit of $1,072 and $5,890, respectively. This is related mainly to release of uncertain tax positions due to the expiration of the statute of limitation in foreign jurisdictions, change in the estimated tax benefits in the United States for GILTI and in Hong Kong related to unrealized foreign exchange gain and loss, netted against (i) an increase of valuation allowance and withholding tax expense related to the announced closure of two of the Company’s E-M Solutions plants, (ii) retroactive approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China (including the impact on the respective Company’s deferred tax assets) and (iii) by the accrued interest expense on existing uncertain tax positions.

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

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of September 28, 2020, the fair value of the interest rate swap was recorded as a liability in the amount of $17,461 and included as a component of other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax. No ineffectiveness was recognized for the quarter and three quarters ended September 28, 2020 and September 30, 2019. The interest rate swap increased interest expense by $2,707 and $602 for the quarters ended September 28, 2020 and September 30, 2019, respectively, and $6,224 and $1,308 for the three quarters ended September 28, 2020 and September 30, 2019, respectively.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of September 28, 2020 and December 30, 2019 was approximately $1,968 (Japanese Yen (JPY) 209.0 million) and $1,994 (JPY 215.8 million), respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	September 28, 2020	December 30, 2019
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other long-term liabilities	$(17,461)	$(12,067)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	19	1
Foreign exchange contracts	Other current liabilities	—	(3)

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarter and three quarters ended September 28, 2020 and September 30, 2019:

		Quarter Ended September 28, 2020		Quarter Ended September 30, 2019
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(586)	$(2,707)	$(1,923)	$(602)

		Three Quarters Ended September 28, 2020		Three Quarters Ended September 30, 2019
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(11,618)	$(6,224)	$(10,586)	$(1,308)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the three quarters ended September 30, 2020 and September 30, 2019:

	Three Quarters Ended
	September 28,	September 30,
	2020	2019
	(In thousands)
Beginning balance, net of tax	$(9,617)	$(4,214)
Changes in fair value loss, net of tax	(8,667)	(8,164)
Reclassification to earnings, net of tax	4,727	1,128
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	384	—
Ending balance, net of tax	$(13,173)	$(11,250)

Based on the current yield curve, the Company expects that losses of approximately $7,961 of the accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, in the next twelve months.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of September 28, 2020 and December 30, 2019:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of December 30, 2019	$1,115	$(1,584)	$(9,617)	$(10,086)
Other comprehensive income (loss) before reclassifications	778	4	(8,667)	(7,885)
Amounts reclassified from accumulated other comprehensive loss	—	—	4,727	4,727
Reclassification adjustment for foreign currency translation	(346)	—	—	(346)
Derecognition of foreign currency translation adjustments due to sale of Mobility business unit	(27,341)	—	—	(27,341)
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	—	—	384	384
Other comprehensive (loss) income	(26,909)	4	(3,556)	(30,461)
Ending balance as of September 28, 2020	$(25,794)	$(1,580)	$(13,173)	$(40,547)

(12) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers. Some customers to which the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers. For the quarter and three quarters ended September 28, 2020, one customer accounted for approximately 13% and 10% of the Company’s net sales, respectively. There were no other customers that accounted for 10% or more of net sales for the quarter and three quarters ended September 28, 2020. There were no customers that accounted for 10% or more of net sales for the quarter and three quarters ended September 30, 2019.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 28, 2020 and December 30, 2019 were as follows:

	As of		As of
	September 28, 2020		December 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$19	$19	$1	$1
Derivative liabilities, current	—	—	3	3
Derivative liabilities, non-current	17,461	17,461	12,067	12,067
Term Loan due September 2024	402,151	396,240	797,200	808,901
Senior Notes due October 2025	370,279	384,240	369,684	390,143
Convertible Senior Notes due December 2020	247,568	297,145	239,053	391,686
ABL Revolving Loans	70,000	70,000	70,000	70,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of September 28, 2020 and December 30, 2019, which are considered Level 2 inputs.

The fair value of the Convertible Senior Notes was estimated based on quoted market prices of the securities on an active exchange, which are considered Level 2 inputs.

As of September 28, 2020 and December 30, 2019, the Company’s other financial instruments also included cash and cash equivalents, restricted cash, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash, cash equivalents, and restricted cash as of September 28, 2020 consisted of $429,470 held in the U.S., with the remaining $233,815 held by foreign subsidiaries.

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

As of September 28, 2020, the Company’s goodwill balance related to its RF&S Components reporting unit of $108,000 was measured at fair value on a nonrecurring basis. The Company recorded a non-cash goodwill impairment charge of $69,200 during the quarter and three quarters ended September 28, 2020. The fair value of goodwill was determined using both a DCF and a market approach, which are considered Level 3 inputs.

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of September 28, 2020 and December 30, 2019. However, these amounts are not material to the consolidated condensed financial statements of the Company.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share from continuing operations for the quarter and three quarters ended September 28, 2020 and September 30, 2019:

	Quarter Ended		Three Quarters Ended
	September 28, 2020	September 30, 2019	September 28, 2020	September 30, 2019
	(In thousands, except per share amounts)
Net (loss) income from continuing operations	$(61,472)	$2,393	$(55,346)	$21,124

Basic weighted average shares	106,729	105,492	106,130	105,092
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	—	982	—	973
Diluted shares	106,729	106,474	106,130	106,065
(Loss) earnings per share:
Basic	$(0.58)	$0.02	$(0.52)	$0.20
Diluted	$(0.58)	$0.02	$(0.52)	$0.20

For the quarter and three quarters ended September 28, 2020, potential shares of common stock, consisting of stock options to purchase approximately 80 shares of common stock at exercise prices ranging from $11.83 to $16.60 per share, 3,187 restricted stock units (RSUs), and 216 performance-based restricted stock units (PRUs) were not included in the computation of diluted earnings per share because the Company incurred a net loss and as a result, the impact would be anti-dilutive.

PRUs, RSUs and stock options to purchase 407 and 862 shares of common stock for the quarter and three quarters ended September 30, 2019, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at September 30, 2019, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common shares during the applicable quarter and three quarters and, as a result, the impact would be anti-dilutive.

Outstanding warrants for the quarter and three quarters ended September 28, 2020 and September 30, 2019, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable quarter, and therefore, the effect would be anti-dilutive or because the Company incurred a net loss.

During the quarter ended September 28, 2020, the Company calculated the dilutive effect of Convertible Senior Notes using the treasury stock method because the Company now has the intent and ability to settle the Convertible Senior Notes in cash. This change in policy from the if-converted method to treasury stock method is applied on a prospective basis. For the quarter and three quarters ended September 28, 2020, the effect of shares of common stock related to the Company’s Convertible Senior Notes, based on the treasury stock method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

For the quarter and three quarters ended September 30, 2019, the effect of shares of common stock related to the Company’s Convertible Senior Notes, based on the if-converted method, were not included in the computation of dilutive earnings per share as the impact would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	September 28,	September 30,	September 28,	September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Cost of goods sold	$1,173	$937	$2,643	$2,210
Selling and marketing	557	574	1,299	1,408
General and administrative	2,705	3,089	7,872	8,421
Research and development	44	62	147	151
Stock-based compensation expense recognized	$4,479	$4,662	$11,961	$12,190

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of September 28, 2020:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$24,422	1.5
PRU awards	2,402	1.6
Stock options	154	1.4
	$26,978

(17) Segment Information

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. During the quarter ended September 28, 2020, the Company’s RF&S Components operating segment met the quantitative threshold for separate presentation of a reportable segment. In prior periods, the Company had two reportable segments: PCB and E-M Solutions. The RF&S Components reportable segment was previously aggregated with the PCB reportable segment. As a result, certain prior year amounts have been reclassified to conform with this new presentation. The PCB reportable segment is comprised of multiple operating segments. Factors considered to determine whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods, and regulatory environments.

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

	Quarter Ended		Three Quarters Ended
	September 28, 2020	September 30, 2019	September 28, 2020	September 30, 2019
	(In thousands)
Net Sales:
PCB	$463,664	$452,816	$1,429,629	$1,366,762
RF&S Components	11,742	13,644	33,274	51,725
E-M Solutions	38,170	67,713	118,617	179,008
Total net sales	$513,576	$534,173	$1,581,520	$1,597,495
Operating Segment (Loss) Income:
PCB	$64,219	$51,326	$199,683	$164,458
RF&S Components	(66,098)	5,999	(59,880)	25,824
E-M Solutions	(873)	3,236	(20,779)	5,278
Corporate	(25,990)	(28,750)	(86,698)	(75,537)
Total operating segment income	(28,742)	31,811	32,326	120,023
Amortization of definite-lived intangibles (1)	(11,510)	(10,680)	(33,400)	(39,784)
Total operating (loss) income	(40,252)	21,131	(1,074)	80,239
Total other expense	(22,520)	(14,548)	(57,916)	(53,586)
(Loss) income before income taxes	$(62,772)	$6,583	$(58,990)	$26,653

(1)

Amortization of definite-lived intangibles primarily relates to the PCB and RF&S Components reportable segments. For the quarter and three quarters ended September 28, 2020, $1,384 and $4,151, respectively, of amortization expense is included in cost of goods sold. For the quarter and three quarters ended September 30, 2019, $1,180 and $3,539, respectively, of amortization expense is included in cost of goods sold.

During the quarter and three quarters ended September 28, 2020, the Company recorded an impairment charge for goodwill of $69,200 related to its RF&S Components reportable segment.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company markets and sells its products in approximately 53 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are as follows:

	Quarter Ended		Three Quarters Ended
	September 28, 2020	September 30, 2019	September 28, 2020	September 30, 2019
	(In thousands)
Net Sales:
United States	$271,050	$281,875	$802,681	$841,196
China	80,696	75,692	252,736	254,888
Other	161,830	176,606	526,103	501,411
Total net sales	$513,576	$534,173	$1,581,520	$1,597,495

Net sales are attributed to countries by country invoiced.

(18) Related Party Transactions

In the normal course of business, the Company’s foreign subsidiaries purchase laminate and prepreg from related parties in which a significant shareholder of the Company holds an equity interest. The Company’s foreign subsidiaries purchased laminate and prepreg from these related parties in the amount of $5,760 and $7,151 for the quarters ended September 28, 2020 and September 30, 2019, respectively, and $17,527 and $22,847 for the three quarters ended September 28, 2020 and September 30, 2019, respectively.

As of September 28, 2020 and December 30, 2019, the Company’s consolidated condensed balance sheets included $6,786 and $9,220, respectively, in accounts payable due to related parties for purchases of laminate and prepreg and such balances are included as a component of accounts payable on the consolidated condensed balance sheets.

(19) Restructuring Charges

On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. The E-M Solutions business unit consists of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company will discontinue operations at the SH E-MS and SZ facilities while integrating the SH BPA facility into its PCB operations. The restructuring is another step in advancing the Company’s stated strategy of increasing its focus on differentiated higher margin products that more fully leverage the Company’s early engagement capabilities and industry leading engineering-based technology solutions. The closure of the SH E-MS and SZ facilities will not be immediate as the Company has obligations to fulfill with customers. The Company anticipates phasing out production over the remainder of 2020. As of September 28, 2020, the Company has incurred approximately $14,671 of restructuring charges and $5,694 of accelerated depreciation expense since the April 29, 2020 announcement. The Company estimates that it will incur total charges related to restructuring of its E-M Solutions business unit of approximately $18,500 and accelerated depreciation expense of approximately $8,000.

In connection with the restructuring of its E-M Solutions business unit and other global realignment restructuring efforts, the Company recognized employee separation, contract termination and other costs during the quarter and three quarters ended September 28, 2020 and September 30, 2019. Contract termination and other costs primarily represented plant closure costs.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The below table summarizes such restructuring costs by reportable segment, which are included as a component of general and administrative expenses in the consolidated condensed statements of operations, for the quarter and three quarters ended

September 28, 2020 and September 30, 2019:

	Quarter Ended September 28, 2020			Three Quarters Ended September 28, 2020
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$—	$—	$—	$(8)	$14	$6
E-M Solutions	979	7	986	14,373	298	14,671
Corporate	—	102	102	—	153	153
	$979	$109	$1,088	$14,365	$465	$14,830

	Quarter Ended September 30, 2019			Three Quarters Ended September 30, 2019
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$5	$—	$5	$2,941	$—	$2,941
RF&S Components	—	—	—	52	—	52
Corporate	—	7	7	160	23	183
	$5	$7	$12	$3,153	$23	$3,176

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The below table shows the utilization of the accrued restructuring costs during the three quarters ended September 28, 2020:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of December 30, 2019	$260	$242	$502
Charged to expense	14,365	465	14,830
Amount paid	(3,139)	(498)	(3,637)
Accrued as of September 28, 2020	$11,486	$209	$11,695

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

RECENT DEVELOPMENTS

The recent coronavirus (COVID-19) pandemic first caused some business disruption in our operations in China beginning in January 2020. By March 2020, the situation escalated as the scope of the COVID-19 pandemic worsened outside of the Asia-Pacific region, with Europe and North America being affected by the pandemic. There is significant uncertainty relating to the potential impacts of the COVID-19 pandemic, and we cannot reasonably estimate its duration or severity. The COVID-19 pandemic creates various global macroeconomic, customer demand, operational and supply chain risks any one of which could have a material and adverse impact on our business going forward. See Item 1A, Risk Factors, of Part II below for further information related to the COVID-19 pandemic. We have taken measures to protect our employees, suppliers and customers by implementing our pandemic recovery protocols, establishing situational leadership teams in Asia-Pacific and North America along with regularly scheduled executive review and planning calls, implementing global travel restrictions, and conforming to the guidance and direction of local governments and global health organizations. We are monitoring the impacts the COVID-19 pandemic has had, and continues to have, on our supply chain and are collaborating with our third-party partners with the goal of mitigating, to the extent reasonably practicable, significant delays in delivery of our products.

FINANCIAL OVERVIEW

On April 17, 2020, we completed the sale of our Mobility business unit for a final purchase price of $569.2 million, received proceeds from the sale, net of cash disposed of $507.5 million, and recorded a gain on sale before income taxes of $237.3 million. Results related to our Mobility business unit are reported as discontinued operations for all periods presented. See Part I, Item 1, Note 2, Discontinued Operations, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information. Unless otherwise noted, amounts and disclosures throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers accounted for 40% and 38% of our net sales for the quarter and three quarters ended September 28, 2020, respectively. Sales to our ten largest customers accounted for 39% and 41% of our net sales for the quarter and three quarters ended September 30, 2019, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Three Quarters Ended
End Markets (1)	September 28, 2020	September 30, 2019	September 28, 2020	September 30, 2019
Aerospace and Defense	36%	32%	35%	32%
Automotive	14	21	14	19
Cellular Phone	—	—	—	—
Computing/Storage/Peripherals	12	11	12	11
Medical/Industrial/Instrumentation	19	17	19	17
Networking/Communications	17	17	18	19
Other (2)	2	2	2	2
Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Other consumer devices that include wearables, portable video devices and personal headphones are included in the Other end market.

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

We also manufacture certain components, assemblies, and subsystems which service our RF and Specialty Components (RF&S Components) customers. We recognize revenue at a point in time upon transfer of control of the products to our customer. Point in time recognition was determined as our customers do not simultaneously receive or consume the benefits provided by our performance and the asset being manufactured has alternative uses to us.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2019 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since December 30, 2019, except for the estimates used in the quantitative goodwill impairment analysis performed as of September 28, 2020. See Part I, Item 1, Note 6, Goodwill, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Three Quarters Ended
	September 28, 2020	September 30, 2019	September 28, 2020	September 30, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.6	84.0	82.9	82.7
Gross profit	17.4	16.0	17.1	17.3
Operating expenses:
Selling and marketing	3.1	3.2	3.0	3.2
General and administrative	5.7	6.2	7.0	6.0
Research and development	1.0	0.8	0.9	0.8
Amortization of definite-lived intangibles	2.0	1.8	1.8	2.3
Impairment of goodwill	13.4	—	4.4	—
Total operating expenses	25.2	12.0	17.1	12.3
Operating (loss) income	(7.8)	4.0	—	5.0
Other (expense) income:
Interest expense	(3.9)	(3.8)	(3.7)	(3.9)
Other, net	(0.5)	1.0	—	0.5
Total other expense, net	(4.4)	(2.8)	(3.7)	(3.4)
(Loss) income from continuing operations before income taxes	(12.2)	1.2	(3.7)	1.6
Income tax benefit (provision)	0.3	(0.8)	0.2	(0.3)
Net (loss) income from continuing operations	(11.9)%	0.4%	(3.5)%	1.3%

During the quarter ended September 28, 2020, our RF&S Components operating segment met the quantitative threshold for separate presentation of a reportable segment. In prior periods, we had two reportable segments: PCB and E-M Solutions. The RF&S Components reportable segment was previously aggregated with the PCB reportable segment. The PCB reportable segment is comprised of multiple operating segments. Factors considered in determining whether operating segments can be aggregated into reportable segments included similarity regarding economic characteristics, products, production process, type or class of customers, distribution methods and regulatory environments.

Net Sales

Total net sales decreased $20.6 million, or 3.9%, to $513.6 million for the third quarter of 2020 from $534.2 million for the third quarter of 2019. This decrease primarily resulted from a decrease in net sales for the E-M Solutions reportable segment of $29.5 million, or 43.6%, to $38.2 million for the third quarter of 2020 from $67.7 million for the third quarter of 2019 primarily due to winding down of this reportable segment and lower demand in our Automotive end market. Also contributing to this decrease in total net sales was a decrease in net sales for the RF&S Components reportable segment of $1.9 million, or 13.9%, to $11.7 million for the third quarter of 2020 from $13.6 million for the third quarter of 2019 primarily due to lower demand in our Networking/Communications end market. The decrease in total net sales was partially offset by an increase in net sales for the PCB reportable segment of $10.8 million, or 2.4%, to $463.7 million for the third quarter of 2020 from $452.8 million for the third quarter of 2019. The increase was primarily due to increased demand in our Aerospace and Defense, Medical/Industrial/Instrumentation, and Computing/Storage/Peripherals end markets, partially offset by lower demand in our Automotive end market. In addition, these changes in the PCB reportable segment resulted in an increase in the average price per square foot of 13.3%, driven mainly by product mix shift. The resulting increase in net sales, however, was partially offset by a 4.4% decrease in the volume of PCB shipments as compared to the third quarter of 2019.

Total net sales decreased $16.0 million, or 1.0%, to $1,581.5 million for the first three quarters of 2020 from $1,597.5 million for the first three quarters of 2019. This decrease primarily resulted from a decrease in net sales for the E-M Solutions reportable segment of $60.4 million, or 33.7%, to $118.6 million for the first three quarters of 2020 from $179.0 million for the first three quarters of 2019 primarily due to winding down of this reportable segment and lower demand in our Automotive end market. Also contributing to this decrease in total net sales was a decrease in net sales for the RF&S Components reportable segment of $18.5 million, or 35.7%, to $33.3 million for the first three quarters of 2020 from $51.7 million for the first three quarters of 2019 primarily due to a loss of a key customer in this reportable segment and coupled with the impact of COVID-19, resulted in lower demand in our Networking/Communications end market. The decrease in total net sales was partially offset by an increase in net sales for the

PCB reportable segment of $62.9 million, or 4.6%, to $1,429.6 million for the first three quarters of 2020 from $1,366.8 million for the first three quarters of 2019. The increase was primarily due to increased demand in our Aerospace and Defense, Medical/Industrial/Instrumentation, and Computing/Storage/Peripherals end markets, partially offset by lower demand in our Automotive and Networking/Communications end markets. In addition, these changes in the PCB reportable segment resulted in an increase in the average price per square foot of 20.7%, driven mainly by product mix shift. The resulting increase in net sales, however, was partially offset by a 14.2% decrease in the volume of PCB shipments as compared to the first three quarters of 2019.

Gross Margin

Overall gross margin increased to 17.4% for the third quarter of 2020 from 16.0% for the third quarter of 2019. This increase was primarily driven by an increase in gross margin for the PCB reportable segment increased to 18.7% for the third quarter of 2020 from 16.7% for the third quarter of 2019, primarily due to higher volumes. Gross margin for the RF&S Components and E-M Solutions reportable segments decreased to 48.1% and 5.3%, respectively, for the third quarter of 2020 from 60.7% and 7.9%, respectively, for the third quarter of 2019, in each case primarily due to lower sales.

Overall gross margin decreased to 17.1% for the first three quarters of 2020 from 17.3% for the first three quarters of 2019. Gross margin for the PCB reportable segment increased to 18.8% for the first three quarters of 2020 from 17.6% for the first three quarters of 2019. However, the decrease in overall gross margin was primarily driven by the gross margin for the RF&S Components reportable segment, which decreased to 50.8% for the first three quarters of 2020 from 64.3% for the first three quarters of 2019, primarily due to lower sales. Furthermore, gross margin for the E-M Solutions reportable segment decreased to (0.2%) for the first three quarters of 2020 from 7.2% for the first three quarters of 2019, primarily due to lower sales and an additional provision for excess and obsolete inventories.

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the third quarter of 2020 in our Asia and North America PCB facilities was 63% and 61%, respectively, compared to 60% and 58%, respectively, for the third quarter of 2019. Capacity utilization for the first three quarters of 2020 in our Asia and North America PCB facilities was 62% and 63%, respectively, compared to 61% and 60%, respectively for the first three quarters of 2019. The increase in capacity utilization in our Asia and North America PCB facilities was due to an increase in production related to increased sales in our Aerospace and Defense, Medical/Industrial/Instrumentation, and Computing/Storage/Peripherals end markets.

Selling and Marketing Expenses

Selling and marketing expenses decreased $1.3 million, to $15.9 million for the third quarter of 2020 from $17.2 million for the third quarter of 2019. As a percentage of net sales, selling and marketing expenses was 3.1% for the third quarter of 2020, as compared to 3.2% for the third quarter of 2019. The decrease in selling and marketing expense for the third quarter of 2020 was primarily due to reduced travel expense due to the COVID-19 pandemic, which has decreased travel on a temporary basis.

Selling and marketing expenses decreased $3.6 million, to $48.0 million for the first three quarters of 2020 from $51.6 million for the first three quarters of 2019. As a percentage of net sales, selling and marketing expenses was 3.0% for the first three quarters of 2020, as compared to 3.2% for the first three quarters of 2019. The decrease in selling and marketing expense for the first three quarters of 2020 was primarily due to reduced travel and commission expense.

General and Administrative Expenses

General and administrative expenses decreased $4.0 million to $29.1 million, or 5.7% of net sales, for the third quarter of 2020 from $33.1 million, or 6.2% of net sales, for the third quarter of 2019. This decrease was primarily due to a decrease in acquisition costs and supplies expense.

General and administrative expenses increased $15.2 million to $110.5 million, or 7.0% of net sales, for the first three quarters of 2020 from $95.3 million, or 6.0% of net sales, for the first three quarters of 2019. This increase was primarily due to the $14.7 million restructuring charges associated with the E-M Solutions business unit.

Impairment of Goodwill

During the third quarter of 2020, we performed an interim evaluation of goodwill as we believed there were impairment triggering events and circumstances that warranted an evaluation. These circumstances included a permanent loss of a key customer in the RF&S Components reporting unit that coupled with the impact of COVID-19, resulted in lower than anticipated results and continued decline in sales. As a result, we recorded a charge for the impairment of goodwill in the amount of $69.2 million in the third quarter of 2020.

Other Expense

Other expense, net increased $7.8 million to $22.5 million for the third quarter of 2020 from $14.5 million for the third quarter of 2019. This increase was primarily the result of foreign currency losses in the current quarter due to the strengthening of the Chinese Renminbi (RMB) in the third quarter of 2020 compared to the third quarter of 2019. We utilize the RMB at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China.

Other expense, net increased $4.3 million to $57.9 million for the first three quarters of 2020 from $53.6 million for the first three quarters of 2019. This increase was primarily the result of foreign currency losses due to the strengthening of the RMB in the first three quarters of 2020 compared to the first three quarters of 2019. The foreign currency loss was partially offset by a decrease in interest expense of $3.6 million mainly as a result of the $400.0 million debt principal prepayment for the Term Loan made during the third quarter of 2020.

Income Taxes

Income tax benefit increased by $5.5 million to $1.3 million of tax benefit for the third quarter of 2020 from $4.2 million of tax expense for the third quarter of 2019. The increase in income tax benefit for the third quarter of 2020 was primarily due to a decrease in continuing operating income, a change in the estimated tax benefit related to Global Intangible Low Taxed Income (GILTI) in the United States and unrealized foreign exchange gain and loss in Hong Kong.

The income tax benefit increased by $9.1 million to $3.6 million of tax benefit for the first three quarters of 2020 from $5.5 million of tax expense for the first three quarters of 2019. The increase in income tax benefit for the first three quarters of 2020 was primarily due to (i) a decrease in continuing operating income, (ii) an increase in the release of uncertain tax positions due to the expiration of the statute of limitation in foreign jurisdictions, netted against (iii) an increase related to the retroactive approval of the Company’s renewal application for High and New Tax Enterprise status in China, and (iv) an increase in the valuation allowance and withholding tax deferred tax liability related to the announced closure of two of the E-M Solutions plants.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us, as well as changes in valuation allowances and certain non-deductible items.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) providing economic relief to disruptions caused by the Coronavirus pandemic. Accounting Standard Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. We considered the impact to our financial statements of the corporate income tax aspects of the CARES Act and determined the impact is not material to our financial statements. The CARES Act includes a number of provisions, including the increase of IRC Section 163(j) interest expense deduction limitation of Adjusted Tax Income (ATI) from 30% to 50%. This is applicable to the 2019 and 2020 tax years. The Company accounted for such change in the Q1 2020 provision calculation. There are also provisions that allow for a 100% refund of Alternative Minimum Tax Credit carryforwards and which postpone tax compliance deadlines and payments ordinarily due April 15, 2020.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of debt, and borrowings under our Revolving Credit Facility. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, fund working capital requirements, and to repay existing debt. We anticipate that servicing debt, financing capital expenditures, financing acquisitions, and funding working capital requirements will continue to be the principal demands on our cash in the future.

Cash flow provided by operating activities for continuing operations during the first three quarters of 2020 was $192.2 million as compared to cash flow provided by operating activities for continuing operations of $169.6 million in the same period in 2019. The increase in cash flow was primarily due to less investment in working capital.

Net cash used in investing activities for continuing operations was approximately $75.0 million for the first three quarters of 2020, comprised primarily of $74.5 million for purchases of property, plant and equipment and other assets. Net cash used in investing activities for continuing operations was approximately $68.6 million for the first three quarters of 2019, reflecting $74.6 million for purchases of property, plant and equipment and other assets less proceeds from sale of property, plant and equipment and other assets of $6.0 million.

Net cash used in financing activities for continuing operations during the first three quarters of 2020 was $392.5 million, reflecting repayment of long-term debt of $400.0 million, offset by $7.3 million for capital equipment financing. Net cash used in financing activities was approximately $31.6 million for the first three quarters of 2019, reflecting repayment of long-term debt of $30.0 million and payment of debt issuance costs of $1.6 million.

We received proceeds from the sale of the Mobility business unit, net of cash disposed of $507.5 million during the first three quarters of 2020, which have been presented in the consolidated condensed statements of cash flows within net cash provided by investing activities from discontinued operations.

As of September 28, 2020, we had cash, cash equivalents, and restricted cash of approximately $663.3 million, of which approximately $233.8 million was held by our foreign subsidiaries, primarily in Hong Kong and China. As of September 28, 2020, our restricted cash balance of $250.0 million consisted of a specific deposit account to be used for principal payment on the Convertible Senior Notes due December 2020.

Our 2020 capital expenditures are expected to be approximately $100.0 million.

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

Long-term Debt and Letters of Credit

As of September 28, 2020, we had $1,090.0 million of outstanding debt, net of discount and debt issuance costs, composed of $402.2 million of Term Loan debt due September 2024, $370.3 million of Senior Notes due October 2025, $247.6 million of Convertible Senior Notes due December 2020, $40.0 million under the U.S. ABL, and $30.0 million under the Asia ABL.

Borrowings under the Term Loan Facility and Senior Notes Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios. As of September 28, 2020, we were in compliance with the covenants under the Term Loan Facility, Senior Notes Facility and ABL Revolving Loans.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of September 28, 2020, the fair value of the interest rate swap was recorded as a liability and as a component of other long-term liabilities in the amount of $17.5 million. No ineffectiveness was recognized for the quarter and three quarters ended September 28, 2020. During the quarter and three quarters ended September 28, 2020, the interest rate swap increased interest expense by $2.7 million and $6.2 million, respectively.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of September 28, 2020, approximately 93.1% of our total debt was based on fixed rates. Based on our borrowings as of September 28, 2020, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $0.8 million and an assumed 100 basis point decrease in variable rates would cause our annual interest cost to decrease by $0.1 million.

On July 27, 2017, the Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021, which may affect us adversely. If LIBOR is discontinued, we may need to renegotiate the terms of certain credit instruments, which utilize LIBOR as a benchmark in determining the interest rate, to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of September 28, 2020 and December 30, 2019 was approximately $2.0 million (Japanese Yen (JPY) 209.0 million) and $2.0 million (JPY 215.8 million), respectively. We designated certain of these foreign exchange contracts as cash flow hedges.

The table below presents information about certain of the foreign currency forward contracts as of September 28, 2020 and December 30, 2019:

	As of September 28, 2020		As of December 30, 2019
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(In thousands)
Receive foreign currency/pay USD
Japanese Yen	$1,968	0.01	$1,994	0.01

Estimated fair value, net asset / (liability)	$19		$(2)

Debt Instruments

The table below presents information about certain of our debt instruments as of September 28, 2020:

	As of September 28, 2020
	Remaining 2020	2021	2022	2023	2024 (1)	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$—	$—	$475,879	$—	$475,879	$466,240	2.47%
US$ Fixed Rate	249,975	—	—	—	—	375,000	624,975	681,385	4.08%
Total	$249,975	$—	$—	$—	$475,879	$375,000	$1,100,854	$1,147,625

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

As of September 28, 2020, the fair value of the interest rate swap was recorded as a liability in the amount of $17,461. The table below presents information regarding our interest rate swaps during the three quarters ended September 28, 2020:

Three Quarters Ended September 28, 2020
(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(8,612)
Average interest received rate	0.79%
Interest received amount	2,387

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of September 28, 2020, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing an enterprise resource planning (ERP) system on a worldwide basis, which is expected to improve the efficiency of the financial reporting and related transaction processes. This process is expected to continue in the future. During the quarter ended September 28, 2020, we completed the next phase of the implementation and, as a result, we made changes to our processes and procedures which, in turn, resulted in material changes to our internal control over financial reporting, including the implementation of additional controls. As we continue to implement the ERP system at our remaining locations, we will continue to assess the impact on our internal control over financial reporting.

There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

We serve customers and have manufacturing facilities throughout the world and are subject to global pandemic and other similar risks, including without limitation, COVID-19, which could materially adversely affect our business, financial condition, and results of operations.

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

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. Widespread infection in the United States and abroad, has the potential for catastrophic impact. National, state and local authorities have recommended social distancing and have imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain.

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

Uncertainty and adverse changes in the economy and financial markets, including the worldwide electronics industry, could have an adverse impact on our business and operating results.

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

For the quarter ended September 28, 2020, we generated approximately 52% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

As we continue to experience growth in the scope and complexity of our operations, we may be required to continue to implement additional operating and financial controls and hire and train additional personnel. There can be no assurance that we will be able to do so in the future, and failure to do so could jeopardize our expansion plans and seriously harm our operations. In addition, growth in our capacity could result in reduced capacity utilization and a corresponding decrease in gross margins.

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

As of September 28, 2020, our consolidated condensed balance sheet included $929.6 million of goodwill and definite-lived intangible assets. During the quarter ended September 28, 2020, the Company recorded an impairment charge for goodwill of $69.2 million related to its RF and Specialty Components (RF&S Components) reportable segment. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

We participate in the competitive, cyclical telecommunications automotive industries, which are subject to strict quality control standards. Failure to meet quality standards may adversely affect our business, financial condition and results of operations.

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

Sales to EMS companies represented approximately 41% and 34% of our net sales for the quarters ended September 28, 2020 and September 30, 2019, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 32% and 28% of our net sales for the quarters ended September 28, 2020 and September 30, 2019, respectively. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended September 28, 2020, aerospace and defense sales accounted for approximately 36% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to OEMs that sell to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 41% and 34% of our net sales for the quarters ended September 28, 2020 and September 30, 2019, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

We rely on suppliers and equipment manufacturers for the timely delivery of raw materials, components, equipment and spare parts used in manufacturing our PCBs. If a raw material supplier or equipment manufacturer goes bankrupt, liquidates, consolidates out of existence or fails to satisfy our product quality standards, or if the prices or availability of raw materials change, it could harm our ability to purchase new manufacturing equipment, service the equipment we have, or timely produce our products, thereby affecting our customer relationships.

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

Competition in the PCB market is intense, and we could lose market share, or our profit margins may decrease, if we are unable to maintain our current competitive position in end markets using our quick-turn, high technology, and high-mix manufacturing services.

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

If we are unable to adapt our design and production processes in response to rapid technological change and process development, we may not be able to compete effectively.

The markets for our products and manufacturing services are characterized by rapidly changing technology and continual implementation of new designs and production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to design and manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2020 in our printed circuit board segment we expect to continue to make significant capital expenditures to expand our HDI, RF technology, and other advanced manufacturing capabilities while in our RF&S Components segment we are designing products that we hope our customers adopt and incorporate into their products. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors. In addition, our failure to adopt and implement technological improvements quickly may cause inefficiencies in our production process as our product yields or quality may decrease, resulting in increased costs, and may lead to customers not adopting our product designs.

We also could encounter competition from new or revised manufacturing, production and design technologies that render existing manufacturing, production and design technology less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. If we need new technologies and equipment or if we are not able to design new products acceptable to customers to remain competitive, the development, acquisition, and implementation of those designs, technologies and equipment may require us to make significant capital investments.

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

We believe that our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated, and qualified managerial and professional personnel. Furthermore, we have limited patent or trade secret protection for our manufacturing processes, and rely on the collective experience of our employees involved in our manufacturing processes to ensure that we continuously evaluate and adopt new technologies in our industry. We may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. We can make no assurances that future changes in executive management will not have a material adverse effect on our business, financial condition, or results of operations. Our business also depends on our continuing ability to recruit, train, and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense, and the loss of these employees could harm our business. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Rising labor costs, including due to employee strikes and other labor-related disruptions may materially adversely affect our business, financial condition, and results of operations.

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

In North America, we are experiencing wage inflation pressures, some of which are mandated by local and state governments. Further, we are experiencing rising health care costs. While we strive to manage these challenges, there can be no assurance that our efforts will succeed which would result in higher costs and lower profits.

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

Risks Related to Our Indebtedness

We have substantial outstanding indebtedness, and our outstanding indebtedness could adversely impact our liquidity and flexibility in obtaining additional financing, our ability to fulfill our debt obligations and our financial condition and results of operations.

We have substantial debt and, as a result, we have significant debt service obligations. We maintain $250.0 million of Convertible Senior Notes due 2020 at an interest rate of 1.75%, $405.9 million Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, $375.0 million of Senior Notes due 2025 (Senior Notes) at an interest rate of 5.63%, $40.0 million outstanding under a $150.0 million U.S. Asset-Based Lending Credit Agreement (U.S. ABL), and $30.0 million outstanding under a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

Furthermore, we and our subsidiaries may decide to incur significant additional indebtedness in the future. Although the indenture governing the Senior Notes and the credit agreements governing the Term Loan Facility, the U.S. ABL and the Asia ABL will contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness.

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

For illustrative purposes and assuming all loans under the Term Loan Facility, the U.S. ABL and the Asia ABL were fully drawn, each quarter point change in interest rates would result in a $0.8 million change in annual interest expense on our indebtedness under the Term Loan Facility, the U.S. ABL and the Asia ABL, after giving effect to our interest rate swap.

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

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Some of our liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our financial condition or results of operations.

Regulatory Risks

We are subject to the requirements of the NISPOM for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government.

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

Other Risks

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

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) providing economic relief to disruptions caused by the Coronavirus pandemic. The CARES Act includes a number of provisions, including the delay in certain employer payroll tax payments, employee retention payroll tax credits, increase of Internal Revenue Code (IRC) Section 163(j) limitation of Adjusted Tax Income (ATI) from 30% to 50% (applicable to 2019 and 2020 tax years), changes to net operating loss rules, alternative minimum tax relief, modification of charitable contribution limits and others.

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

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: November 5, 2020	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: November 5, 2020	Todd B. Schull
Executive Vice President and Chief Financial Officer