Form 10-Q
period 2021-03-29
TTM TECHNOLOGIES INC
filed 2021-05-05
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2021

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at May 3, 2021: 107,189,462

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of March 29, 2021 and December 28, 2020

	As of
	March 29,	December 28,
	2021	2020
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$539,648	$451,565
Accounts receivable, net	366,768	381,105
Contract assets	271,702	273,256
Inventories	121,124	115,651
Prepaid expenses and other current assets	33,397	27,181
Total current assets	1,332,639	1,248,758
Property, plant and equipment, net	651,194	650,435
Operating lease right-of-use assets	21,383	24,340
Goodwill	637,324	637,324
Definite-lived intangibles, net	270,402	281,307
Deposits and other non-current assets	52,886	53,780
Total assets	$2,965,828	$2,895,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$336,739	$327,102
Contract liabilities	3,486	4,254
Accrued salaries, wages and benefits	82,201	97,268
Other current liabilities	86,728	89,422
Total current liabilities	509,154	518,046
Long-term debt, net of discount and issuance costs	926,128	842,853
Operating lease liabilities	15,658	17,211
Other long-term liabilities	72,421	73,825
Total long-term liabilities	1,014,207	933,889
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 107,113 and 106,770 shares issued and outstanding as of March 29, 2021 and December 28, 2020, respectively	107	107
Additional paid-in capital	830,835	830,971
Retained earnings	648,652	651,844
Accumulated other comprehensive loss	(37,127)	(38,913)
Total stockholders’ equity	1,442,467	1,444,009
Total liabilities and stockholders' equity	$2,965,828	$2,895,944

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended March 29, 2021 and March 30, 2020

	Quarter Ended
	March 29,	March 30,
	2021	2020
	(Unaudited)
	(In thousands, except per share data)
Net sales	$526,432	$497,646
Cost of goods sold	444,832	416,304
Gross profit	81,600	81,342
Operating expenses:
Selling and marketing	16,282	16,169
General and administrative	31,527	34,667
Research and development	4,470	4,762
Amortization of definite-lived intangibles	9,521	9,562
Total operating expenses	61,800	65,160
Operating income	19,800	16,182
Other (expense) income:
Interest expense	(11,389)	(19,781)
Loss on extinguishment of debt	(15,217)	—
Other, net	2,507	2,502
Total other expense, net	(24,099)	(17,279)
Loss from continuing operations before income taxes	(4,299)	(1,097)
Income tax benefit (provision)	1,107	(2,123)
Net loss from continuing operations	(3,192)	(3,220)
Income from discontinued operations, net of income taxes	—	2,046
Net loss	$(3,192)	$(1,174)

(Loss) earnings per share:
Basic loss per share from continuing operations	$(0.03)	$(0.03)
Basic earnings per share from discontinued operations	—	0.02
Basic loss per share	$(0.03)	$(0.01)

Diluted loss per share from continuing operations	$(0.03)	$(0.03)
Diluted earnings per share from discontinued operations	—	0.02
Diluted loss per share	$(0.03)	$(0.01)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Loss

For the Quarters Ended March 29, 2021 and March 30, 2020

	Quarter Ended
	March 29,	March 30,
	2021	2020
	(Unaudited)
	(In thousands)
Net loss	$(3,192)	$(1,174)
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	—	27
Foreign currency translation adjustments, net	(3)	(367)
Net unrealized losses on cash flow hedges:
Unrealized loss on effective cash flow hedges during the period, net	(263)	(6,018)
Loss realized in the statement of operations, net	2,052	860
Net	1,789	(5,158)
Other comprehensive income (loss), net of tax	1,786	(5,498)
Comprehensive loss, net of tax	$(1,406)	$(6,672)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Quarters Ended March 29, 2021 and March 30, 2020

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 28, 2020	106,770	$107	$830,971	$651,844	$(38,913)	$1,444,009
Net loss	—	—	—	(3,192)	—	(3,192)
Other comprehensive income	—	—	—	—	1,786	1,786
Issuance of common stock for performance-based restricted stock units	135	—	—	—	—	—
Issuance of common stock for restricted stock units	203	—	—	—	—	—
Fair value of warrants reclassified to warrant liabilities	—	—	(4,345)	—	—	(4,345)
Issuance of common stock from warrant exercises	5	—	—	—	—	—
Stock-based compensation	—	—	4,209	—	—	4,209
Balance, March 29, 2021	107,113	$107	$830,835	$648,652	$(37,127)	$1,442,467

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 30, 2019	105,510	$106	$814,708	$474,309	$(10,086)	$1,279,037
Net loss	—	—	—	(1,174)	—	(1,174)
Other comprehensive loss	—	—	—	—	(5,498)	(5,498)
Issuance of common stock for performance-based restricted stock units	187	—	—	—	—	—
Issuance of common stock for restricted stock units	520	—	—	—	—	—
Stock-based compensation	—	—	4,835	—	—	4,835
Balance, March 30, 2020	106,217	$106	$819,543	$473,135	$(15,584)	$1,277,200

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended March 29, 2021 and March 30, 2020

	Quarter Ended
	March 29, 2021	March 30, 2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,192)	$(1,174)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	21,476	42,632
Amortization of definite-lived intangible assets	10,905	11,620
Amortization of debt discount and issuance costs	537	3,552
Loss on extinguishment of debt	15,217	—
Deferred income taxes	683	(353)
Stock-based compensation	4,209	4,835
Other	(534)	876
Changes in operating assets and liabilities:
Accounts receivable, net	14,337	45,019
Contract assets	1,554	1,572
Inventories	(5,473)	(7,573)
Prepaid expenses and other current assets	(6,495)	(5,959)
Accounts payable	10,885	(52,791)
Contract liabilities	(768)	(262)
Accrued salaries, wages and benefits	(15,067)	(16,382)
Other current liabilities	(7,129)	2,301
Net cash provided by operating activities	41,145	27,913
Cash flows from investing activities:
Refundable deposit related to sale of the Mobility business unit	—	35,342
Purchase of property, plant and equipment and other assets	(21,797)	(32,451)
Proceeds from sale of property, plant and equipment and other assets	831	—
Net cash (used in) provided by investing activities	(20,966)	2,891
Cash flows from financing activities:
Proceeds from long-term debt borrowing	500,000	—
Repayment of long-term debt borrowings	(425,838)	—
Payment of debt issuance costs	(4,773)	—
Other	(1,309)	—
Net cash provided by financing activities	68,080	—
Effect of foreign currency exchange rates on cash and cash equivalents	(176)	(521)
Net increase in cash and cash equivalents	88,083	30,283
Cash and cash equivalents at beginning of period	451,565	400,154
Cash and cash equivalents at end of period	539,648	430,437
Cash and cash equivalents in assets held for sale	—	(68,445)
Cash and cash equivalents as presented on the consolidated condensed balance sheet	$539,648	$361,992
Supplemental cash flow information:
Cash paid, net for interest	$15,244	$10,455
Cash paid, net for income taxes	713	4,367
Net cash provided by operating activities from discontinued operations	—	21,286
Net cash provided by investing activities from discontinued operations	—	26,823
Net cash used in financing activities from discontinued operations	—	—
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in accounts payable	$28,960	$46,784
Issuance of common stock for warrant settlement	68	—
Supplemental disclosure of noncash investing activities from discontinued operations:
Property, plant and equipment recorded in accounts payable	$—	$6,673

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

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense, data center computing, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. The Company’s customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

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

Reclassifications

The Company currently has two reportable segments: PCB and RF and Specialty Components (RF&S Components). In fiscal 2020, subsequent to the quarter ended March 30, 2020, RF&S Components was added as a reportable segment. As a result, the Company had three reportable segments as of December 28, 2020: PCB, RF&S Components, and E-M Solutions. On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. In prior periods, the Company’s E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company closed the SH E-MS and SZ facilities at the end of 2020 and integrated the SH BPA facility into its PCB operations. As of March 29, 2021, E-M Solutions no longer meets the criteria for segment reporting. As a result of the addition of the RF&S Components reportable segment and the restructuring of the E-M Solutions business unit, certain prior year amounts have been reclassified to conform to this new presentation.

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU as of December 29, 2020 and it did not have a material impact on its consolidated condensed financial statements and related disclosures.

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

On April 18, 2020, the Company entered into a Transition Services Agreement (TSA) with the Purchaser pursuant to which the Purchaser is receiving certain services (the Services) to enable it to operate the Mobility business unit after the closing of the sale of the Mobility business unit. The Services include finance and accounting, human resources, legal and compliance, sales, information technology, and other corporate support services. Under the TSA, the Services are being provided at cost for a period of up to 24 months. In addition, the Company entered into a Manufacturing Supply Agreement with the Purchaser pursuant to which the Purchaser will supply products to a few customers of the Company. There was no material impact on the Company’s consolidated condensed financial statements.

Further, on June 29, 2020, the Company entered into a Sales Force Agreement with the Purchaser pursuant to which the Company’s sales representatives assist the Purchaser in selling PCBs manufactured by the Purchaser to certain customers for a commission for a period up to April 17, 2021. There was no material impact on the Company’s consolidated condensed financial statements.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following table summarizes the results of Mobility operations for the quarter ended March 30, 2020 prior to sale:

Quarter Ended
March 30,
2020
(In thousands)
Net sales	$113,174
Cost of goods sold	108,425
Gross profit	4,749
Operating expenses:
Selling and marketing	1,176
General and administrative	1,310
Research and development	147
Amortization of definite-lived intangibles	675
Total operating expenses	3,308
Operating income	1,441
Other (expense) income:
Interest expense	(223)
Other, net	1,571
Total other income, net	1,348
Income from discontinued operations before income taxes	2,789
Income tax provision	(743)
Income from discontinued operations, net of income taxes	$2,046

Earnings per share from discontinued operations:
Basic earnings per share	$0.02
Diluted earnings per share	$0.02

Depreciation expense related to the discontinued operations for the quarter ended March 30, 2020 was $18,265.

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

The components of lease expense were as follows:

	Quarter Ended
	March 29, 2021	March 30, 2020
	(In thousands)
Operating lease cost	$2,208	$2,481
Variable lease cost	234	106
Short-term lease cost	54	229

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Supplemental cash flow information related to leases was as follows:

	Quarter Ended
	March 29, 2021	March 30, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,159	$2,171
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	284	1,876

Supplemental balance sheet information related to leases was as follows:

	As of
	March 29, 2021	December 28, 2020
	(In thousands)
Operating lease right-of-use assets	$21,383	$24,340
Other current liabilities	6,609	8,144
Operating lease liabilities	15,658	17,211
Total operating lease liabilities	$22,267	$25,355

	As of
	March 29, 2021	December 28, 2020
Weighted average remaining lease term	4.4 years	4.2 years
Weighted average discount rate	3.29%	3.31%

Maturities of operating lease liabilities were as follows (1):

(In thousands)
Less than one year	$7,214
1 - 2 years	5,015
2 - 3 years	4,309
3 - 4 years	3,370
4 - 5 years	2,123
Thereafter	1,902
Total lease payments	23,933
Less imputed interest	(1,666)
Total	$22,267

(1)	Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.

(4) Revenues

As of March 29, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $12,850. The Company expects to recognize revenue on approximately 100% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months.

Revenue from products and services transferred to customers over time and at a point in time accounted for 98% and 2%, respectively, of the Company’s revenue for the both the quarters ended March 29, 2021 and March 30, 2020.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended March 29, 2021
	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$186,539	$6	$—	$186,545
Automotive	91,792	—	3,642	95,434
Data Center Computing (2)	71,759	432	—	72,191
Medical/Industrial/Instrumentation	90,770	1,081	25	91,876
Networking/Communications	66,938	10,653	1	77,592
Other	2,688	518	(412)	2,794
Total	$510,486	$12,690	$3,256	$526,432

	Quarter Ended March 30, 2020
	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$184,414	$—	$—	$184,414
Automotive	61,858	—	7,013	68,871
Cellular Phone	2,775	—	—	2,775
Data Center Computing (2)	58,114	203	54	58,371
Medical/Industrial/Instrumentation	90,468	794	3,320	94,582
Networking/Communications	70,433	8,067	4,195	82,695
Other	5,940	377	(379)	5,938
Total	$474,002	$9,441	$14,203	$497,646

(1)	Other represents SH E-MS and SZ results.
(2)

In the current period, the Computing/Storage/Peripherals end market was renamed to Data Center Computing to better reflect the customer mix and growth prospects. There was no change to the customers included in this end market.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	March 29, 2021	December 28, 2020
	(In thousands)
Inventories:
Raw materials	$108,271	$103,890
Work-in-process	9,259	7,841
Finished goods	3,594	3,920
	$121,124	$115,651
Property, plant and equipment, net:
Land and land use rights	$62,061	$61,781
Buildings and improvements	402,361	398,540
Machinery and equipment	840,249	832,723
Furniture and fixtures and other	10,198	10,304
Construction-in-progress	36,911	33,191
	1,351,780	1,336,539
Less: Accumulated depreciation	(700,586)	(686,104)
	$651,194	$650,435
Other current liabilities:
Sales returns and allowances	$12,669	$13,015
Income taxes payable	5,553	2,428
Warrant liabilities	4,070	—
Restructuring	3,184	7,382
Interest	3,051	7,157
Other	58,201	59,440
	$86,728	$89,422
Other long-term liabilities:
Deferred income taxes	$23,782	$23,704
Derivative liabilities	12,579	14,968
Defined benefit pension plan liability	9,605	9,986
Other	26,455	25,167
	$72,421	$73,825

(6) Goodwill

As of March 29, 2021 and December 28, 2020, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
Balance as of December 28, 2020 and March 29, 2021
Goodwill	$700,724	$177,200	$877,924
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	$529,324	$108,000	$637,324

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(7) Definite-lived Intangibles

As of March 29, 2021 and December 28, 2020, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
March 29, 2021
Customer relationships	$397,500	$(159,663)	$237,837	10.9
Technology	47,650	(15,085)	32,565	9.5
	$445,150	$(174,748)	$270,402

December 28, 2020
Customer relationships	$397,500	$(150,142)	$247,358	10.9
Technology	47,650	(13,701)	33,949	9.5
	$445,150	$(163,843)	$281,307

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $10,905 and $10,945 for the quarters ended March 29, 2021 and March 30, 2020, respectively. For the quarters ended March 29, 2021 and March 30, 2020, $1,384 and $1,383, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2021	$30,274
2022	38,631
2023	36,713
2024	29,713
2025	25,397
Thereafter	109,674
$270,402

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of March 29, 2021 and December 28, 2020:

	Interest Rate as of March 29, 2021	Principal Outstanding as of March 29, 2021	Interest Rate as of December 28, 2020	Principal Outstanding as of December 28, 2020
	(In thousands)
Senior Notes due March 2029	4.00%	$500,000	—%	$—
Term Loan due September 2024	2.61	405,879	2.65	405,879
Senior Notes due October 2025	—	—	5.63	375,000
U.S. ABL Revolving Loan due June 2024	—	—	1.40	40,000
Asia ABL Revolving Loan due June 2024	1.51	30,000	1.55	30,000
		935,879		850,879
Less: Long-term debt unamortized discount		(763)		(814)
Long-term debt unamortized debt issuance costs		(8,988)		(7,212)
		926,128		842,853
Less: current maturities		—		—
Long-term debt, less current maturities		$926,128		$842,853

The Company has twelve months from September 3, 2020 to reinvest the cash proceeds received from the sale of the Mobility business unit. If the proceeds are not reinvested, the Company is required to use the proceeds to prepay the Term Loan. The Company used a portion of the cash proceeds to repay $400,000 of the Term Loan during the year ended December 28, 2020 and plans to use

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

the remaining cash proceeds for reinvestment. Permitted investments, as defined in the Term Loan Credit Agreement, include extensions of trade credit in the ordinary course of business, investments in cash and cash equivalents, permitted acquisitions, investments in assets useful in the business of the Company and its restricted subsidiaries, investments in joint ventures and unrestricted subsidiaries among others.

Senior Notes due 2029

On March 10, 2021, the Company issued $500,000 of Senior Notes due 2029, which are included in long-term debt and bear interest at a rate of 4.0% per annum. Interest is payable semiannually in arrears on March 1 and September 1 of each year beginning September 1, 2021. The Senior Notes due 2029 will mature on March 1, 2029.

The Company used a portion of the net proceeds from the issuance of the Senior Notes due 2029 during the quarter ended March 29, 2021 to: (i) fund the early retirement of $375,000 Senior Notes due 2025, (ii) fund the repayment of $40,000 outstanding under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) Revolving credit facility (but not terminate the commitments thereunder), and (iii) pay related premiums, fees and expenses. The Company intends to use the remaining net proceeds for general corporate purposes.

Asset-Based Lending Agreements

As of March 29, 2021, letters of credit in the amount of $10,753 were outstanding under the U.S. ABL and $11,721 were outstanding under the Asia ABL with various expiration dates through July 2021. Available borrowing capacity under the U.S. ABL and the Asia ABL was $139,247 and $108,279, respectively, which considers letters of credit outstanding as of March 29, 2021.

Debt Covenants

Borrowings under the Term Loan and Senior Notes due 2029 are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments.

Under the occurrence of certain events, the U.S. ABL and Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively, the ABL Revolving Loans), are subject to various financial covenants, including leverage and fixed charge coverage ratios.

Debt Issuance and Debt Discount

As of March 29, 2021 and December 28, 2020, remaining unamortized debt discount and debt issuance costs for the Senior Notes due 2029, Term Loan Facility and Senior Notes due 2025 are as follows:

	As of March 29, 2021			As of December 28, 2020
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$6,462	$—	4.19%	$—	$—	—%
Term Loan due September 2024	2,526	763	4.66	2,695	814	4.66
Senior Notes due October 2025	—	—	—	4,517	—	5.92
	$8,988	$763		$7,212	$814

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,778 and $1,919 as of March 29, 2021 and December 28, 2020, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of March 29, 2021, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 5.9 years.

Loss on Extinguishment of Debt

During the quarter ended March 29, 2021, the Company recognized losses of $15,217 associated with the premium paid on extinguishment of debt and the write-off of the remaining unamortized debt issuance costs as a result of the repayment of the remaining outstanding balance of the Senior Notes due 2025.

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

During the quarter ended March 29, 2021, the Company’s effective tax rate was impacted by a net discrete benefit of $383. This benefit resulted from the approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China, including the impact on the respective Company’s deferred tax amounts, partially offset by tax expense on stock based compensation releases and the accrued interest expense on existing uncertain tax positions.

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

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of March 29, 2021, the fair value of the interest rate swap was recorded as a liability in the amount of $12,579 and included as a component of other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax. No ineffectiveness was recognized for the quarters ended March 29, 2021 and March 30, 2020. The interest rate swap increased interest expense by $2,740 and $1,175 for the quarters ended March 29, 2021 and March 30, 2020, respectively.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of March 29, 2021 and December 28, 2020 was approximately $1,852 (Japanese Yen (JPY) 196.3 million) and $1,181 (JPY 125.0 million), respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	March 29, 2021	December 28, 2020
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other long-term liabilities	$(12,579)	$(14,968)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	—	28
Foreign exchange contracts	Other current liabilities	56	—

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarters ended March 29, 2021 and March 30, 2020:

		Quarter Ended March 29, 2021		Quarter Ended March 30, 2020
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(351)	$(2,740)	$(8,449)	$(1,175)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the quarters ended March 29, 2021 and March 30, 2020:

	Quarter Ended
	March 29,	March 30,
	2021	2020
	(In thousands)
Beginning balance, net of tax	$(11,231)	$(9,617)
Changes in fair value loss, net of tax	(263)	(6,018)
Reclassification to earnings	2,052	860
Ending balance, net of tax	$(9,442)	$(14,775)

Based on the current yield curve, the Company expects that losses of approximately $8,092 of the accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, in the next twelve months.

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of March 29, 2021 and December 28, 2020:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of December 28, 2020	$(24,827)	$(2,855)	$(11,231)	$(38,913)
Other comprehensive loss before reclassifications	(3)	—	(263)	(266)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,052	2,052
Other comprehensive (loss) income	(3)	—	1,789	1,786
Ending balance as of March 29, 2021	$(24,830)	$(2,855)	$(9,442)	$(37,127)

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

For the quarter ended March 29, 2021, other than one customer that accounted for approximately 13% of the Company’s net sales, there were no other customers that accounted for 10% or more of net sales. For the quarter ended March 30, 2020, there were no customers that accounted for 10% or more of net sales.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of March 29, 2021 and December 28, 2020 were as follows:

	As of		As of
	March 29, 2021		December 28, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$—	$—	$28	$28
Derivative liabilities, current	56	56	—	—
Derivative liabilities, non-current	12,579	12,579	14,968	14,968
Warrant liabilities, current	4,070	4,070	—	—
Senior Notes due March 2029	493,538	493,425	—	—
Term Loan due September 2024	402,590	406,387	402,370	407,909
Senior Notes due October 2025	—	—	370,483	383,974
ABL Revolving Loans	30,000	30,000	70,000	70,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the warrant liabilities was valued using the Black-Scholes model with the following weighted-average assumptions: expected term of 0.25 years, expected volatility of 35%, risk-free interest rate of 0.032%, and expected dividend yield of 0%. The inputs used in the warrant valuation are considered Level 3 inputs.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of March 29, 2021 and December 28, 2020, which are considered Level 2 inputs.

As of March 29, 2021 and December 28, 2020, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of March 29, 2021 consisted of $305,841 held in the U.S., with the remaining $233,807 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of March 29, 2021 and December 28, 2020. However, these amounts are not material to the consolidated condensed financial statements of the Company.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(15) Loss Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share from continuing operations for the quarters ended March 29, 2021 and March 30, 2020:

	Quarter Ended
	March 29, 2021	March 30, 2020
	(In thousands, except per share amounts)
Net loss from continuing operations	$(3,192)	$(3,220)

Basic weighted average shares	106,825	105,686
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	—	—
Diluted shares	106,825	105,686
Loss per share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

For the quarter ended March 29, 2021, potential shares of common stock, consisting of stock options to purchase approximately 60 shares of common stock at exercise prices ranging from $11.83 to $16.60 per share, 2,897 restricted stock units (RSUs), and 289 performance-based restricted stock units (PRUs) were not included in the computation of diluted earnings per share because the Company incurred a net loss and as a result, the impact would be anti-dilutive. For the quarter ended March 30, 2020, potential shares of common stock, consisting of stock options to purchase approximately 100 shares of common stock at exercise prices ranging from $9.54 to $16.60 per share, 2,459 RSUs, and 216 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss and, as a result, the impact would be anti-dilutive.

Outstanding warrants for the quarters ended March 29, 2021 and March 30, 2020, to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock was greater than the average market price of common shares during the applicable quarter and because the Company incurred a net loss, and therefore, the effect would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	March 29,	March 30,
	2021	2020
	(In thousands)
Cost of goods sold	$1,165	$850
Selling and marketing	646	451
General and administrative	2,355	3,477
Research and development	43	57
Stock-based compensation expense recognized	$4,209	$4,835

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of March 29, 2021:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$17,102	1.4
PRU awards	3,974	1.4
Stock options	110	1.1
	$21,186

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

(17) Segment Information

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. In fiscal 2020, subsequent to the quarter ended March 30, 2020, RF&S Components was added as a reportable segment. As a result, the Company had three reportable segments as of December 28, 2020: PCB, RF&S Components, and E-M Solutions. On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. In prior periods, the Company’s E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company closed the SH E-MS and SZ facilities at the end of 2020 and integrated the SH BPA facility into its PCB operations. As of March 29, 2021, E-M Solutions no longer meets the criteria for segment reporting. As a result of the addition of the RF&S Components reportable segment and the restructuring of the E-M Solutions business unit, certain prior year amounts have been reclassified to conform to this new presentation.

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

	Quarter Ended
	March 29, 2021	March 30, 2020
	(In thousands)
Net Sales:
PCB	$510,486	$474,002
RF&S Components	12,690	9,441
Other (1)	3,256	14,203
Total net sales	$526,432	$497,646
Operating Segment Loss:
PCB	$57,232	$60,238
RF&S Components	3,862	1,908
Corporate and Other (1)	(30,389)	(35,019)
Total operating segment income	30,705	27,127
Amortization of definite-lived intangibles (2)	(10,905)	(10,945)
Total operating income	19,800	16,182
Total other expense	(24,099)	(17,279)
Loss before income taxes	$(4,299)	$(1,097)

	As of
	March 29, 2021	December 28, 2020
	(In thousands)
Segment Assets:
PCB	$1,549,531	$1,529,102
RF&S Components	225,233	227,990
Corporate and Other (1)	1,191,064	1,138,852
Total assets	$2,965,828	$2,895,944

(1)	Other represents SH E-MS and SZ results.
(2)

Amortization of definite-lived intangibles primarily relates to the PCB and RF&S Components reportable segments. For the quarters ended March 29, 2021 and March 30, 2020, $1,384 and $1,383, respectively, of amortization expense is included in cost of goods sold.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

The Company markets and sells its products in approximately 46 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are as follows:

	Quarter Ended
	March 29, 2021	March 30, 2020
	(In thousands)
Net Sales:
United States	$268,467	$262,279
China	81,709	74,929
Other	176,256	160,438
Total net sales	$526,432	$497,646

Net sales are attributed to countries by country invoiced.

(18) Restructuring Charges

On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. The E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company ceased operations at the SH E-MS and SZ facilities while integrating the SH BPA facility into its PCB operations. The restructuring is another step in advancing the Company’s stated strategy of increasing its focus on differentiated higher margin products that more fully leverage the Company’s early engagement capabilities and industry leading engineering-based technology solutions. The Company closed the SH E-MS and SZ facilities at the end of 2020. As of March 29, 2021, the Company has incurred approximately $19,272 of restructuring charges and $6,702 of accelerated depreciation expense since the April 29, 2020 announcement.

In connection with the restructuring of its E-M Solutions business unit and other global realignment restructuring efforts, the Company recognized employee separation, contract termination and other costs during the quarters ended March 29, 2021 and March 30, 2020. Contract termination and other costs primarily represented plant closure costs.

The below table summarizes such restructuring costs by reportable segment, which are included as a component of general and administrative expenses in the consolidated condensed statements of operations, for the quarters ended March 29, 2021 and March 30, 2020:

	Quarter Ended March 29, 2021
	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$342	$12	$354
Corporate and Other (1)	359	2,519	2,878
	$701	$2,531	$3,232

	Quarter Ended March 30, 2020
	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$—	$13	$13
Corporate and Other (1)	309	6	315
	$309	$19	$328

(1)	Other represents SH E-MS and SZ results.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The below table shows the utilization of the accrued restructuring costs during the quarter ended March 29, 2021:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of December 28, 2020	$7,063	$319	$7,382
Charged to expense	701	2,531	3,232
Amount paid	(4,629)	(2,801)	(7,430)
Accrued as of March 29, 2021	$3,135	$49	$3,184

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2020, filed with the SEC.

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically advanced PCBs and backplane assemblies as well as a global designer and manufacturer of high-frequency radio frequency (RF) and microwave components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,100 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

The coronavirus (COVID-19) pandemic first caused business disruption in our operations in China in January 2020. By March 2020, the situation escalated as the scope of the COVID-19 pandemic worsened outside of the Asia-Pacific region, with Europe and North America being affected by the pandemic. Also, we experienced an increase in COVID-19 cases in our facilities in North America during the fourth quarter of 2020. As a result, we expect continued impacts on our production, as well as ongoing significant uncertainty relating to the actual and potential impacts of the COVID-19 pandemic, and we cannot reasonably estimate its duration or severity. The COVID-19 pandemic has created and continues to create various global macroeconomic, customer demand, operational and supply chain risks any one of which could have a material and adverse impact on our business going forward. See Item 1A, Risk Factors, of Part II below for further information related to the COVID-19 pandemic. We have taken active measures to protect our employees, suppliers and customers by implementing our pandemic recovery protocols, establishing situational leadership teams in Asia-Pacific and North America along with regularly scheduled executive review and planning calls, implementing global travel restrictions, and conforming to the guidance and direction of local governments and global health organizations. We are monitoring the impacts the COVID-19 pandemic has had, and continues to have, on our supply chain and are collaborating with our third-party partners with the goal of mitigating, to the extent reasonably practicable, significant delays in delivery of our products.

There have been increasing prices and lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. CCLs are made from epoxy resin, glass cloth and copper foil, all of which are seeing limited supply and resulting in increased prices. We are actively managing higher raw materials costs by seeking to pass on the increase in costs to our customers, implementing ongoing operational efficiencies, and through supplier diversification.

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

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 45% and 42% of our net sales for the quarters ended March 29, 2021 and March 30, 2020, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended
End Markets (1)	March 29, 2021	March 30, 2020
Aerospace and Defense	35%	37%
Automotive	18	14
Data Center Computing (2)	14	12
Medical/Industrial/Instrumentation	17	19
Networking/Communications	15	17
Other (3)	1	1
Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

In the current period, the Computing/Storage/Peripherals end market was renamed to Data Center Computing to better reflect the customer mix and growth prospects. There was no change to the customers included in this end market.

(3)	Other end market reflects direct sales to EMS and distributor customers.

We derive revenues primarily from the sale of PCBs, custom electronic assemblies using customer-supplied engineering and design plans as well as our long-term contracts related to the design and manufacture of RF and microwave components, assemblies and subsystems. Orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Our customers have continuous control of the work in progress and finished goods throughout the PCB and custom electronic assemblies manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right of payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. We recognize revenue based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2020 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since December 28, 2020.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended
	March 29, 2021	March 30, 2020
Net sales	100.0%	100.0%
Cost of goods sold	84.5	83.7
Gross profit	15.5	16.3
Operating expenses:
Selling and marketing	3.1	3.2
General and administrative	6.0	7.0
Research and development	0.8	0.9
Amortization of definite-lived intangibles	1.8	1.9
Total operating expenses	11.7	13.0
Operating income	3.8	3.3
Other (expense) income:
Interest expense	(2.2)	(4.0)
Loss on extinguishment of debt	(2.9)	—
Other, net	0.5	0.5
Total other expense, net	(4.6)	(3.5)
Loss from continuing operations before income taxes	(0.8)	(0.2)
Income tax benefit (provision)	0.2	(0.4)
Net loss from continuing operations	(0.6)%	(0.6)%

As of March 29, 2021, E-M Solutions no longer meets the criteria for segment reporting and the SH BPA facility is integrated into the PCB reportable segment. In fiscal 2020, subsequent to the quarter ended March 30, 2020, RF&S Components was added as a reportable segment. As a result, we reclassified prior periods to reflect the new segment.

Net Sales

Despite the closure of the two plants from our discontinued E-M Solutions segment, which accounted for $10.9 million reduction in net sales, total net sales increased $28.8 million, or 5.8%, to $526.4 million for the first quarter of 2021 from $497.6 million for the first quarter of 2020. This increase in total net sales primarily resulted from an increase in net sales for the PCB reportable segment of $36.5 million, or 7.7%, to $510.5 million for the first quarter of 2021 from $474.0 million for the first quarter of 2020 primarily due to higher demand in our Automotive, Data Center Computing and Aerospace and Defense end markets, partially offset by lower demand in our Networking/Communications and Other end markets. In addition, these changes in the PCB reportable segment resulted in a 28.8% increase in the volume of PCB shipments, partially offset by a decrease in the average price per square foot of 15.8%, driven mainly by product mix shift as compared to the first quarter of 2020. Also contributing to the increase in total net sales was an increase in net sales for the RF&S Components reportable segment of $3.2 million, or 34.4%, to $12.7 million for the first quarter of 2021 from $9.4 million for the first quarter of 2020 primarily due to higher demand in our Networking/Communications end market.

Gross Margin

Overall gross margin decreased to 15.5% for the first quarter of 2021 from 16.3% for the first quarter of 2020. This decrease was primarily driven by a decrease in gross margin for the PCB reportable segment to 15.7% for the first quarter of 2021 from 17.6% for the first quarter of 2020. This decline was due to approximately $13.0 million of additional costs related to a stronger Chinese currency, higher raw material costs due to increased commodity prices, primarily copper, and continued costs and production inefficiencies due to COVID-19. We were able to mitigate most of these costs through higher revenue, and production and spending efficiencies. Gross margin for the RF&S Components reportable segment increased to 47.5% for the first quarter of 2021 from 45.8% for the first quarter of 2020, primarily due to higher sales.

Capacity utilization is a key driver for us, which is measured by actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the first quarter of 2021 in our Asia and North America PCB facilities was 80% and 55%, respectively, compared to 52% and 67%, respectively, for the first quarter of 2020. The increase in capacity utilization in our Asia PCB facilities was due to an increase in production resulting from increased sales in our Automotive and Data Center Computing end markets. The decrease in our capacity utilization in our North America PCB facilities was due to production inefficiencies caused by COVID-19.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.1 million, to $16.3 million for the first quarter of 2021 from $16.2 million for the first quarter of 2020. As a percentage of net sales, selling and marketing expenses was 3.1% for the first quarter of 2021, as compared to 3.2% for the first quarter of 2020. The increase in selling and marketing expense for the first quarter of 2021 was primarily due to an increase in commission expense, partially offset by reduced travel expense due to the COVID-19 pandemic, which has decreased travel on a temporary basis.

General and Administrative Expenses

General and administrative expenses decreased $3.1 million to $31.5 million, or 6.0% of net sales, for the first quarter of 2021 from $34.7 million, or 7.0% of net sales, for the first quarter of 2020. This decrease was primarily due to a decrease in bad debt and acquisition/integration costs.

Other Expense

Other expense, net increased $6.8 million to $24.1 million for the first quarter of 2021 from $17.3 million for the first quarter of 2020. This increase was primarily the result of $15.2 million of loss on extinguishment of debt associated with the premium paid on extinguishment of debt and the write-off of the remaining unamortized debt issuance costs related to the repayment of the Senior Notes due in 2025. This increase is partially offset by a decrease in interest expense of $8.4 million due to overall lower levels of debt outstanding.

Income Taxes

Income tax expense decreased by $3.2 million to $1.1 million of tax benefit for the first quarter of 2021 from $2.1 million of tax expense for the first quarter of 2020. The decrease in income tax expense for the first quarter of 2021 was primarily due to a decrease in pre-tax income from continuing operations and the approval of the Company’s renewal application for High and New Enterprise status for two of the Company’s manufacturing subsidiaries in China.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax asset of approximately $16.0 million and $24.5 million as of March 29, 2021 and March 30, 2020, respectively.

On March 11, 2021, the President of the United States signed the American Rescue Plan (ARP) providing additional economic relief to the disruptions caused by the COVID-19 pandemic. Accounting Standard Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. We considered the impact to our financial statements of the corporate income tax aspects of the ARP and determined the impact is not material to our financial statements.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of debt, and borrowings under our Revolving Credit Facilities. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, fund working capital requirements, and to repay existing debt. We anticipate that financing capital expenditures, financing acquisitions, funding working capital requirements, servicing debt, and potential share repurchases will be the principal demands on our cash in the future.

Cash flow provided by operating activities for continuing operations during the first quarter of 2021 was $41.1 million as compared to cash flow provided by operating activities for continuing operations of $6.6 million in the same period in 2020. The increase in cash flow was primarily due to less investment in working capital.

Net cash used in investing activities for continuing operations was approximately $21.0 million for the first quarter of 2021, reflecting $21.8 million for purchases of property, plant and equipment and other assets less $0.8 million for proceeds from sale of property, plant and equipment and other assets. Net cash used in investing activities for continuing operations was approximately $23.9 million for the first quarter of 2020, reflecting purchases of property, plant and equipment and other assets.

Net cash provided by financing activities for continuing operations during the first quarter of 2021 was $68.1 million, primarily reflecting proceeds from long-term debt borrowing of $500.0 million, less the repayment of long-term debt borrowings of $425.8 million and payment of debt issuance costs of $4.8 million. There was no activity related to cash flows from financing activities for the first quarter of 2020.

As of March 29, 2021, we had cash and cash equivalents of approximately $539.6 million, of which approximately $233.8 million was held by our foreign subsidiaries, primarily in China. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for on the repatriation of this cash.

Our total 2021 capital expenditures are expected to be in the range of $70.0 million to $90.0 million.

Long-term Debt and Letters of Credit

As of March 29, 2021, we had $926.1 million of outstanding debt, net of discount and debt issuance costs, composed of $493.5 million of Senior Notes due March 2029, $402.6 million of Term Loan due September 2024, and $30.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL).

Pursuant to the terms of the Term Loan Facility and Senior Notes due 2029, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, as a result of the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of March 29, 2021, we were in compliance with the covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of March 29, 2021:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$935,879	$—	$—	$435,879	$500,000
Interest on debt obligations	198,548	32,488	62,325	45,346	58,389
Derivative liabilities	13,716	10,975	2,741	—	—
Purchase obligations	136,925	110,845	17,247	725	8,108
Total contractual obligations	$1,285,068	$154,308	$82,313	$481,950	$566,497

(1)

Unrecognized uncertain tax benefits of $2.8 million are not included in the table above as the settlement timing is uncertain. Operating leases are not included in the table above – see Part I, Item 1, Note 3, Leases, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further details.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of March 29, 2021, the fair value of the interest rate swap was recorded as a liability and as a component of other long-term liabilities in the amount of $12.6 million. No ineffectiveness was recognized for the quarter ended March 29, 2021. During the quarter ended March 29, 2021, the interest rate swap increased interest expense by $2.7 million.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of March 29, 2021, approximately 96.2% of our total debt was based on fixed rates. Based on our borrowings as of March 29, 2021, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $0.4 million and an assumed 100 basis point decrease in variable rates would cause our annual interest cost to decrease by $0.1 million.

On July 27, 2017, the Financial Conduct Authority (FCA) announced the desire to phase out the use of LIBOR by the end of 2021. More recently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative. Specifically, this will occur immediately after December 31, 2021, in the case of all Sterling, Euro, Swiss franc and Japanese yen (JPY) settings, and the 1-week, and 2-month U.S. dollar settings; and immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. However, U.S. banking regulators have made clear that U.S.-dollar LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate or a hardwired fallback. In accordance with recommendations from the Alternative Reference Rates Committee (ARRC), U.S.-dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (SOFR), a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. Further, the International Swaps and Derivatives Association, Inc. recently announced fallback language for LIBOR-referencing derivatives contracts that also provides for SOFR as the primary replacement rate in the event of a LIBOR cessation.

The market transition from LIBOR to SOFR is expected to be complicated, including the development of term SOFR rates and credit adjustments to accommodate differences between LIBOR and SOFR. During the transition period, LIBOR may exhibit increased volatility or become less representative, and the overnight Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. The use of an alternative reference rate such as SOFR (and the transition to that rate) will likely create challenges for us with respect to our asset liability management activities including, but not limited to, managing the transition-related basis risk. While market activity in SOFR-linked financial instruments has continued to increase, there can be no assurance that SOFR-linked products will be available to meet our needs in a timely manner. Due to these uncertainties, we are unable to predict at this time the impact the transition from LIBOR to an alternative reference rate (or rates) could have on our business, risk management practices (including, but not limited to, our hedging activities), financial condition and results of operations.

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of March 29, 2021 and December 28, 2020 was approximately $1.9 million (JPY 196.3 million) and $1.2 million (JPY 125.0 million), respectively. We designated certain of these foreign exchange contracts as cash flow hedges.

Debt Instruments

The table below presents the fiscal calendar maturities of long-term debt through 2025 and thereafter of our debt instruments as of March 29, 2021:

	As of March 29, 2021
	Remaining 2021	2022	2023	2024 (1)	2025	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$—	$435,879	$—	$—	$435,879	$436,387	2.53%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	493,425	4.00%
Total	$—	$—	$—	$435,879	$—	$500,000	$935,879	$929,812

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

As of March 29, 2021, the fair value of the interest rate swap was recorded as a liability in the amount of $12.6 million. The table below presents information regarding our interest rate swap during the quarter ended March 29, 2021:

Quarter Ended March 29, 2021
(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(2,871)
Average interest received rate	0.13%
Interest received amount	130

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO have concluded that, as of March 29, 2021, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. Widespread infection in the United States and abroad has the potential for catastrophic impact. National, state and local authorities have recommended social distancing and at times have imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, had, and in the future may have, serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain.

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

Any of the foregoing factors, or other cascading effects that are not currently foreseeable, could materially increase our costs, negatively impact our sales or damage the Company’s financial condition, results of operations, cash flows and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted because of the sweeping, on-going and uncertain nature of the circumstances involving the COVID-19 pandemic.

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

For the quarter ended March 29, 2021, we generated approximately 53% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

As part of our business strategy, we expect that we will continue to align our strategy by pursuing potential divestitures of assets and acquisitions of businesses, technologies, assets, or product lines that complement or expand our business. Risks related to such activities may include:

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;
•	diversion of management’s attention from normal daily operations of our existing business to focus on integration of the newly acquired business;
•	unforeseen expenses associated with the integration of the newly acquired business or assets;
•	difficulties in managing production and coordinating operations at new sites;
•	the potential loss of key employees of acquired or divested operations;
•	the potential inability to retain existing customers of acquired companies when we desire to do so;
•	insufficient revenues to offset increased expenses associated with acquisitions;
•	the potential decrease in overall gross margins associated with acquiring a business with a different product mix;
•	the inability to identify certain unrecorded liabilities;
•	the inability to consummate a potential divestiture due to regulatory constraints;
•	the separation of business infrastructure involved in a potential divestiture may create disruption in our business;
•	the tax burden related to the divestiture may be larger than expected;
•	the potential divestiture of assets or product lines could create dis-synergies and change our profitability;
•	the potential need to restructure, modify, or terminate customer relationships of the acquired or divested assets or company;
•	an increased concentration of business from existing or new customers; and
•	the potential inability to identify assets best suited to our business plan.

Acquisitions may cause us to:

•	enter lines of business and/or markets in which we have limited or no prior experience;
•	issue debt and be required to abide by stringent loan covenants;
•	assume liabilities;
•	record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges;
•	become subject to litigation and environmental issues, which include product material content certifications related to conflict minerals;
•	incur unanticipated costs;
•	incur large and immediate write-offs; and
•	incur substantial transaction-related costs, whether or not a proposed acquisition is consummated.

Acquisitions of high technology companies and assets are inherently risky, and no assurance can be given that our recent or future acquisitions will be successful. Failure to manage and successfully integrate acquisitions we make could have a material adverse effect on our business, financial condition, and results of operations. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after any such acquisition.

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

As of March 29, 2021, our consolidated condensed balance sheet included $907.7 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Sales to EMS companies represented approximately 35% of our net sales for both the quarters ended March 29, 2021 and March 30, 2020. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 32% and 28% of our net sales for the quarters ended March 29, 2021 and March 30, 2020, respectively. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended March 29, 2021, aerospace and defense sales accounted for approximately 35% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to OEMs that sell to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

The domestic and international threat of terrorist activity, emerging nuclear states, and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions in the recent past. Although a two-year budget agreement was approved by the U.S. government in 2019 that budget agreement included sustained spending on defense programs, the termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 35% of our net sales for both the quarters ended March 29, 2021 and March 30, 2020. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

We have substantial debt and, as a result, we have significant debt service obligations. We maintain $405.9 million outstanding in a Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, $500.0 million of Senior Notes due 2029 (Senior Notes due 2029) at an interest rate of 4.0%, and $30.0 million outstanding under a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

Subject to the limits contained in the credit agreements governing the Term Loan Facility, the U.S. ABL, the Asia ABL, the indenture governing the Senior Notes due 2029, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to us and our shareholders. For example, it could:

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

In addition, the indenture governing the Senior Notes due 2029 and the credit agreements governing the Term Loan Facility, the U.S. ABL and the Asia ABL contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Furthermore, we and our subsidiaries may decide to incur significant additional indebtedness in the future. Although the indenture governing the Senior Notes due 2029 and the credit agreements governing the Term Loan Facility, the U.S. ABL and the

Asia ABL will contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional capital (which could include obtaining additional equity capital on terms that may be onerous or highly dilutive) or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreements governing the Term Loan Facility, the U.S. ABL and the Asia ABL and the indenture governing the Senior Notes due 2029 will restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct certain of our operations through our subsidiaries. Accordingly, repayment of our indebtedness may be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Notes due 2029 or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the Senior Notes due 2029 and the credit agreements governing the Term Loan Facility, the U.S. ABL and the Asia ABL will limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes due 2029 could declare all outstanding principal and interest to be due and payable, the lenders under the Term Loan Facility, the U.S. ABL and the Asia ABL could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

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

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. To the extent that the funds generated by our ongoing operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If we are unable to fund our operations and make capital expenditures as currently planned or if we do not have sufficient liquidity to service the interest and principal payments on our debt, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including the following:

•	to fund capital equipment purchases to increase production capacity, upgrade and expand our technological capabilities and replace aging equipment or introduce new products;
•	to refinance our existing indebtedness;
•	to fund our current or planned operations;
•	to fund working capital requirements for future growth that we may experience;
•	to enhance or expand the range of services we offer;
•	to increase our sales and marketing activities; or
•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2021, we announced that our Board of Directors authorized and approved a share repurchase program. Under the program, we may repurchase up to $100.0 million in value of our outstanding shares of common stock from time to time through February 3, 2023. No shares have been purchased under the program. This program will continue until the maximum is reached or the program is terminated by further action of our Board of Directors.

Item 6. Exhibits

Exhibit Number	Exhibits

3.1(a)	Registrant’s Certificate of Incorporation, as amended June 3, 2011 (1(a))
3.1(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, dated May 12, 2016 (1(b))
3.2	Registrant’s Fourth Amended and Restated Bylaws, as amended March 2, 2016 (2)
4.1	Indenture dated as of March 10, 2021, by and among the Company, the Guarantors named therein, and Wilmington Trust, National Association, as Trustee (3)
4.2	Form of 4.000% Senior Notes due 2029 (4)
4.3	Second Supplemental Indenture dated as of March 9, 2021 by and among the Company, the Guarantors named therein, and Wilmington Trust, National Association, as Trustee (3)
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)

Incorporated by reference (a) to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 6, 2011 and (b) to the Registrant’s Form 8-K as filed with the Commission on May 18, 2016.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on March 8, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on March 10, 2021.
(4)	Included as exhibits to the Indenture filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on March 10, 2021.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: May 5, 2021	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: May 5, 2021	Todd B. Schull
Executive Vice President and Chief Financial Officer