Form 10-Q
period 2021-06-28
TTM TECHNOLOGIES INC
filed 2021-08-04
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2021

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at August 2, 2021: 107,793,788

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of June 28, 2021 and December 28, 2020

	As of
	June 28,	December 28,
	2021	2020
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$558,291	$451,565
Accounts receivable, net	378,762	381,105
Contract assets	300,697	273,256
Inventories	126,355	115,651
Prepaid expenses and other current assets	40,410	27,181
Total current assets	1,404,515	1,248,758
Property, plant and equipment, net	650,764	650,435
Operating lease right-of-use assets	20,134	24,340
Goodwill	637,324	637,324
Definite-lived intangibles, net	259,977	281,307
Deposits and other non-current assets	53,022	53,780
Total assets	$3,025,736	$2,895,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$364,005	$327,102
Contract liabilities	2,066	4,254
Accrued salaries, wages and benefits	87,764	97,268
Other current liabilities	100,915	89,422
Total current liabilities	554,750	518,046
Long-term debt, net of discount and issuance costs	926,523	842,853
Operating lease liabilities	14,836	17,211
Other long-term liabilities	59,256	73,825
Total long-term liabilities	1,000,615	933,889
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized; 108,145 and 106,770 shares issued as of June 28, 2021 and December 28, 2020, respectively; 107,784 and 106,770 shares outstanding as of June 28, 2021 and December 28, 2020, respectively	108	107
Treasury stock – common stock at cost; 361 shares as of June 28, 2021	(5,400)	—
Additional paid-in capital	833,439	830,971
Retained earnings	676,913	651,844
Accumulated other comprehensive loss	(34,689)	(38,913)
Total stockholders’ equity	1,470,371	1,444,009
Total liabilities and stockholders' equity	$3,025,736	$2,895,944

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended June 28, 2021 and June 29, 2020

	Quarter Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2021	2020	2021	2020
	(Unaudited)
	(In thousands, except per share data)
Net sales	$567,383	$570,298	$1,093,815	$1,067,944
Cost of goods sold	467,473	469,868	912,305	886,172
Gross profit	99,910	100,430	181,510	181,772
Operating expenses:
Selling and marketing	14,605	15,969	30,887	32,138
General and administrative	31,193	46,723	62,720	81,390
Research and development	4,182	5,181	8,652	9,943
Amortization of definite-lived intangibles	9,042	9,561	18,563	19,123
Total operating expenses	59,022	77,434	120,822	142,594
Operating income	40,888	22,996	60,688	39,178
Other (expense) income:
Interest expense	(11,079)	(18,572)	(22,468)	(38,353)
Loss on extinguishment of debt	—	—	(15,217)	—
Other, net	306	455	2,813	2,957
Total other expense, net	(10,773)	(18,117)	(34,872)	(35,396)
Income from continuing operations before income taxes	30,115	4,879	25,816	3,782
Income tax (provision) benefit	(1,854)	4,467	(747)	2,344
Net income from continuing operations	28,261	9,346	25,069	6,126
Income from discontinued operations, net of income taxes	—	172,421	—	174,467
Net income	$28,261	$181,767	$25,069	$180,593

Earnings per share:
Basic earnings per share from continuing operations	$0.26	$0.09	$0.23	$0.06
Basic earnings per share from discontinued operations	—	1.62	—	1.64
Basic earnings per share	$0.26	$1.71	$0.23	$1.70

Diluted earnings per share from continuing operations	$0.26	$0.09	$0.23	$0.06
Diluted earnings per share from discontinued operations	—	1.60	—	1.62
Diluted earnings per share	$0.26	$1.69	$0.23	$1.68

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Two Quarters Ended June 28, 2021 and June 29, 2020

	Quarter Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2021	2020	2021	2020
	(Unaudited)
	(In thousands)
Net income	$28,261	$181,767	$25,069	$180,593
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	29	(6)	29	21
Derecognition of foreign currency translation adjustments due to sale of Mobility business unit	—	(27,341)	—	(27,341)
Foreign currency translation adjustments, net	417	96	414	(271)
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	—	384	—	384
Net unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	60	(1,994)	(203)	(8,012)
Loss realized in the statement of operations, net	1,932	1,769	3,984	2,629
Net	1,992	(225)	3,781	(5,383)
Other comprehensive income (loss), net of tax	2,438	(27,092)	4,224	(32,590)
Comprehensive income, net of tax	$30,699	$154,675	$29,293	$148,003

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Two Quarters Ended June 28, 2021 and June 29, 2020

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 28, 2020	106,770	$107	—	$—	$830,971	$651,844	$(38,913)	$1,444,009
Net loss	—	—	—	—	—	(3,192)	—	(3,192)
Other comprehensive income	—	—	—	—	—	—	1,786	1,786
Issuance of common stock for performance-based restricted stock units	135	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	203	—	—	—	—	—	—	—
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(4,345)	—	—	(4,345)
Issuance of common stock from warrant exercises	5	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,209	—	—	4,209
Balance, March 29, 2021	107,113	$107	—	$—	$830,835	$648,652	$(37,127)	$1,442,467
Net income	—	—	—	—	—	28,261	—	28,261
Other comprehensive income	—	—	—	—	—	—	2,438	2,438
Issuance of common stock for restricted stock units	947	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(411)	(6,145)	—	—	—	(6,145)
Issuance of stock from warrant exercises	86	—	50	745	(745)	—	—	—
Stock-based compensation	—	—	—	—	3,350	—	—	3,350
Balance, June 28, 2021	108,145	$108	(361)	$(5,400)	$833,439	$676,913	$(34,689)	$1,470,371

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 30, 2019	105,510	$106	$814,708	$474,309	$(10,086)	$1,279,037
Net loss	—	—	—	(1,174)	—	(1,174)
Other comprehensive loss	—	—	—	—	(5,498)	(5,498)
Issuance of common stock for performance-based restricted stock units	187	—	—	—	—	—
Issuance of common stock for restricted stock units	520	—	—	—	—	—
Stock-based compensation	—	—	4,835	—	—	4,835
Balance, March 30, 2020	106,217	$106	$819,543	$473,135	$(15,584)	$1,277,200
Net income	—	—	—	181,767	—	181,767
Other comprehensive loss	—	—	—	—	(27,092)	(27,092)
Issuance of common stock for restricted stock units	484	1	(1)	—	—	—
Stock-based compensation	—	—	2,647	—	—	2,647
Balance, June 29, 2020	106,701	$107	$822,189	$654,902	$(42,676)	$1,434,522

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended June 28, 2021 and June 29, 2020

	Two Quarters Ended
	June 28, 2021	June 29, 2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$25,069	$180,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	42,717	71,503
Amortization of definite-lived intangible assets	21,330	22,699
Amortization of debt discount and issuance costs	1,074	7,157
Loss on extinguishment of debt	15,217	—
Deferred income taxes	1,407	34,206
Stock-based compensation	7,559	7,482
Gain on sale of the Mobility business unit	—	(237,820)
Other	(1,514)	157
Changes in operating assets and liabilities:
Accounts receivable, net	2,343	89,323
Contract assets	(27,441)	(39,118)
Inventories	(10,704)	(6,470)
Prepaid expenses and other current assets	(13,284)	(14,574)
Accounts payable	45,344	24,183
Contract liabilities	(2,188)	(698)
Accrued salaries, wages and benefits	(9,504)	(9,904)
Other current liabilities	629	18,190
Net cash provided by operating activities	98,054	146,909
Cash flows from investing activities:
Proceeds from sale of the Mobility business unit, net of cash disposed	—	202,752
Purchase of property, plant and equipment and other assets	(44,636)	(54,899)
Proceeds from sale of property, plant and equipment and other assets	943	78
Net cash (used in) provided by investing activities	(43,693)	147,931
Cash flows from financing activities:
Proceeds from long-term debt borrowing	500,000	—
Repayment of long-term debt borrowings	(425,838)	—
Payment of debt issuance costs	(5,776)	—
Repurchases of common stock	(6,145)	—
Cash used to settle warrants	(3,146)	—
Other	(7,062)	—
Net cash provided by financing activities	52,033	—
Effect of foreign currency exchange rates on cash and cash equivalents	332	(326)
Net increase in cash and cash equivalents	106,726	294,514
Cash and cash equivalents at beginning of period	451,565	400,154
Cash and cash equivalents at end of period	$558,291	$694,668
Supplemental cash flow information:
Cash paid, net for interest	$21,077	$32,814
Cash paid, net for income taxes	2,826	11,678
Net cash provided by operating activities from discontinued operations	—	39,462
Net cash provided by investing activities from discontinued operations	—	193,302
Net cash used in financing activities from discontinued operations	—	—
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in accounts payable	$27,625	$38,223
Issuance of common stock for warrant settlement	2,095	—

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due to the coronavirus (COVID-19) global pandemic, the global economy and financial markets have been volatile and there is a significant amount of uncertainty about the length and severity of the consequences caused by the on-going pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Actual results could differ materially from those estimates. The Company uses a 13-week fiscal quarter accounting period with the fourth quarter ending on the Monday nearest December 31.

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

Reclassifications

The Company currently has two reportable segments: PCB and RF and Specialty Components (RF&S Components). In fiscal 2020, subsequent to the quarter ended June 29, 2020, RF&S Components was added as a reportable segment. As a result, the Company had three reportable segments as of December 28, 2020: PCB, RF&S Components, and E-M Solutions. On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. In prior periods, the Company’s E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company closed the SH E-MS and SZ facilities at the end of 2020 and integrated the SH BPA facility into its PCB operations. As of March 29, 2021, E-M Solutions no longer met the criteria for segment reporting. As a result of the addition of the RF&S Components reportable segment and the restructuring of the E-M Solutions business unit, certain prior year amounts have been reclassified to conform to this new presentation.

Immaterial Correction of Error

During the quarter ended September 28, 2020, the Company paid for certain transaction costs related to the sale of the Mobility business unit totaling $11,043. These transaction costs should have been recorded as an expense earlier in the year and recorded in the period ending June 29, 2020, which would have reduced the gain on sale of Mobility business unit, during the quarter ended June 29, 2020. The Company overstated both the income from discontinued operations, net of income taxes and net income by $11,043, both basic earnings per share from discontinued operations and basic earnings per share of $0.10 and $0.11 in the quarter and two quarters ended June 29, 2020, respectively, and both diluted earnings per share from discontinued operations and diluted earnings per share of $0.10 in the quarter and two quarters ended June 29, 2020. Management concluded that this error in the timing of recording the expense was not material to the consolidated condensed financial statements for the quarter and two quarters ended June 29, 2020. Prior period amounts have been revised to correct the error.

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

(2) Discontinued Operations

On January 19, 2020, the Company entered into a definitive equity interests purchase agreement for the sale of the Company’s Mobility business unit. The sale was completed on April 17, 2020 for a base purchase price of $550,000, subject to customary purchase price adjustments. The base purchase price did not include certain accounts receivable of the divested business, which were estimated to total approximately $95,000. After the price adjustments, the final purchase price was $569,246, which did not include approximately $83,000 accounts receivable of the divested business.

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

The following table summarizes the results of Mobility operations for the quarter and two quarters ended June 29, 2020 prior to sale:

	Quarter Ended	Two Quarters Ended
	June 29,	June 29,
	2020	2020
	(In thousands, except per share data)
Net sales	$30,777	$143,951
Cost of goods sold	28,375	136,800
Gross profit	2,402	7,151
Operating expenses:
Selling and marketing	285	1,461
General and administrative	1,007	2,317
Research and development	—	147
Amortization of definite-lived intangibles	134	809
Total operating expenses	1,426	4,734
Operating income	976	2,417
Other (expense) income:
Interest expense	—	(223)
Gain on sale of the Mobility business unit	237,820	237,820
Other, net	(411)	1,160
Total other income, net	237,409	238,757
Income from discontinued operations before income taxes	238,385	241,174
Income tax provision	(65,964)	(66,707)
Income from discontinued operations, net of income taxes	$172,421	$174,467

Earnings per share from discontinued operations:
Basic earnings per share	$1.62	$1.64
Diluted earnings per share	$1.60	$1.62

Depreciation expense related to the discontinued operations for the quarter and two quarters ended June 29, 2020 was $3,117 and $21,382, respectively.

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

Proceeds from the sale of the Company’s Mobility business unit have been presented in the consolidated condensed statements of cash flows within net cash provided by investing activities from discontinued operations. The following is a reconciliation of the final gain recorded for the sale of the Company’s Mobility business unit (in thousands):

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

The components of lease expense were as follows:

	Quarter Ended		Two Quarters Ended
	June 28, 2021	June 29, 2020	June 28, 2021	June 29, 2020
	(In thousands)
Operating lease cost	$1,924	$2,227	$4,132	$4,708
Variable lease cost	140	137	374	243
Short-term lease cost	55	169	109	398

Supplemental cash flow information related to leases was as follows:

	Two Quarters Ended
	June 28, 2021	June 29, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,104	$4,342
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	802	3,205

Supplemental balance sheet information related to leases was as follows:

	As of
	June 28, 2021	December 28, 2020
	(In thousands)
Operating lease right-of-use assets	$20,134	$24,340
Other current liabilities	6,190	8,144
Operating lease liabilities	14,836	17,211
Total operating lease liabilities	$21,026	$25,355

	As of
	June 28, 2021	December 28, 2020
Weighted average remaining lease term	4.2 years	4.2 years
Weighted average discount rate	3.25%	3.31%

Maturities of operating lease liabilities were as follows (1):

(In thousands)
Less than one year	$6,750
1 - 2 years	5,081
2 - 3 years	4,180
3 - 4 years	3,157
4 - 5 years	1,888
Thereafter	1,477
Total lease payments	22,533
Less imputed interest	(1,507)
Total	$21,026

(1)	Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.

(4) Revenues

As of June 28, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $11,905. The Company expects to recognize revenue on approximately 82% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months.

Revenue from products and services transferred to customers over time and at a point in time accounted for 98% and 2%, respectively, of the Company’s revenue for both quarter and two quarters ended June 28, 2021 and June 29, 2020.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended June 28, 2021			Quarter Ended June 29, 2020
	PCB	RF&S Components	Total	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$185,152	$6	$185,158	$188,910	$9	$20	$188,939
Automotive	102,893	—	102,893	57,998	—	11,583	69,581
Data Center Computing (2)	82,230	24	82,254	71,541	273	36	71,850
Medical/Industrial/Instrumentation	104,012	1,067	105,079	115,813	800	2,988	119,601
Networking/Communications	75,728	11,950	87,678	95,416	10,560	7,446	113,422
Other	3,465	856	4,321	7,165	449	(709)	6,905
Total	$553,480	$13,903	$567,383	$536,843	$12,091	$21,364	$570,298

	Two Quarters Ended June 28, 2021				Two Quarters Ended June 29, 2020
	PCB	RF&S Components	Other (1)	Total	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$371,691	12	$—	$371,703	$373,324	$9	$20	$373,353
Automotive	194,685	—	3,642	198,327	119,856	—	18,596	138,452
Cellular Phone	—	—	—	—	1,296	—	—	1,296
Data Center Computing (2)	153,989	456	—	154,445	129,655	476	90	130,221
Medical/Industrial/Instrumentation	194,782	2,148	25	196,955	206,281	1,594	6,308	214,183
Networking/Communications	142,666	22,603	1	165,270	165,849	18,627	11,641	196,117
Other	6,153	1,374	(412)	7,115	14,584	826	(1,088)	14,322
Total	$1,063,966	$26,593	$3,256	$1,093,815	$1,010,845	$21,532	$35,567	$1,067,944

(1)	Other represents SH E-MS and SZ results.
(2)

Beginning in the first quarter of 2021, the Computing/Storage/Peripherals end market was renamed to Data Center Computing to better reflect the customer mix and growth prospects. There was no change to the customers included in this end market.

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	June 28, 2021	December 28, 2020
	(In thousands)
Inventories:
Raw materials	$113,546	$103,890
Work-in-process	9,265	7,841
Finished goods	3,544	3,920
	$126,355	$115,651
Property, plant and equipment, net:
Land and land use rights	$62,061	$61,781
Buildings and improvements	404,802	398,540
Machinery and equipment	855,892	832,723
Furniture and fixtures and other	10,218	10,304
Construction-in-progress	36,177	33,191
	1,369,150	1,336,539
Less: Accumulated depreciation	(718,386)	(686,104)
	$650,764	$650,435
Other current liabilities:
Sales returns and allowances	$13,623	$13,015
Income taxes payable	10,108	2,428
Derivative liabilities	10,000	—
Interest	7,996	7,157
Operating lease	6,190	8,144
Restructuring	97	7,382
Other	52,901	51,296
	$100,915	$89,422
Other long-term liabilities:
Deferred income taxes	$24,043	$23,704
Defined benefit pension plan liability	9,313	9,986
Derivative liabilities	—	14,968
Other	25,900	25,167
	$59,256	$73,825

(6) Goodwill

As of June 28, 2021 and December 28, 2020, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
Balance as of December 28, 2020 and June 28, 2021
Goodwill	$700,724	$177,200	$877,924
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	$529,324	$108,000	$637,324

(7) Definite-lived Intangibles

As of June 28, 2021 and December 28, 2020, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
June 28, 2021
Customer relationships	$397,500	$(168,705)	$228,795	10.9
Technology	47,650	(16,468)	31,182	9.5
	$445,150	$(185,173)	$259,977

December 28, 2020
Customer relationships	$397,500	$(150,142)	$247,358	10.9
Technology	47,650	(13,701)	33,949	9.5
	$445,150	$(163,843)	$281,307

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $10,425 and $10,945 for the quarters ended June 28, 2021 and June 29, 2020, respectively, and $21,330 and $21,890 for the two quarters ended June 28, 2021 and June 29, 2020, respectively. For the quarter and two quarters ended June 28, 2021, $1,383 and $2,767, respectively, of amortization expense is included in cost of goods sold. For the quarter and two quarters ended June 29, 2020, $1,384 and $2,767, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2021	$19,849
2022	38,631
2023	36,713
2024	29,713
2025	25,397
Thereafter	109,674
$259,977

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of June 28, 2021 and December 28, 2020:

	Interest Rate as of June 28, 2021	Principal Outstanding as of June 28, 2021	Interest Rate as of December 28, 2020	Principal Outstanding as of December 28, 2020
	(In thousands)
Senior Notes due March 2029	4.00%	$500,000	—%	$—
Term Loan due September 2024	2.60	405,879	2.65	405,879
Senior Notes due October 2025	—	—	5.63	375,000
U.S. ABL Revolving Loan due June 2024	—	—	1.40	40,000
Asia ABL Revolving Loan due June 2024	1.50	30,000	1.55	30,000
		935,879		850,879
Less: Long-term debt unamortized discount		(712)		(814)
Long-term debt unamortized debt issuance costs		(8,644)		(7,212)
		926,523		842,853
Less: current maturities		—		—
Long-term debt, less current maturities		$926,523		$842,853

Pursuant to the Term Loan Credit Agreement, the Company may reinvest the cash proceeds received from the sale of the Mobility business unit for a period of twelve months commencing September 3, 2020. If the proceeds are not reinvested during that time, the Company is required to use the proceeds to prepay the Term Loan. The Company used a portion of the cash proceeds to repay $400,000 of the Term Loan during the year ended December 28, 2020 and used the remaining cash proceeds for reinvestment pursuant to the Term Loan Credit Agreement. Permitted investments, as defined in the Term Loan Credit Agreement, include extensions of trade credit in the ordinary course of business, investments in cash and cash equivalents, permitted acquisitions, investments in assets useful in the business of the Company and its restricted subsidiaries, investments in joint ventures and unrestricted subsidiaries among others.

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

Asset-Based Lending Agreements

As of June 28, 2021, letters of credit in the amount of $12,201 were outstanding under the U.S. ABL and $3,475 were outstanding under the Asia Asset-Based Lending Credit Agreement (Asia ABL) with various expiration dates through July 2021. Available borrowing capacity under the U.S. ABL and the Asia ABL was $137,799 and $116,525, respectively, which considers letters of credit outstanding as of June 28, 2021.

Debt Covenants

Borrowings under the Term Loan and Senior Notes due 2029 are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments.

Under the occurrence of certain events, the U.S. ABL and Asia ABL (collectively, the ABL Revolving Loans), are subject to various financial covenants, including leverage and fixed charge coverage ratios.

Debt Issuance and Debt Discount

As of June 28, 2021 and December 28, 2020, remaining unamortized debt discount and debt issuance costs for the Senior Notes due 2029, Term Loan Facility and Senior Notes due 2025 are as follows:

	As of June 28, 2021			As of December 28, 2020
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$6,289	$—	4.19%	$—	$—	—%
Term Loan due September 2024	2,355	712	4.66	2,695	814	4.66
Senior Notes due October 2025	—	—	—	4,517	—	5.92
	$8,644	$712		$7,212	$814

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,637 and $1,919 as of June 28, 2021 and December 28, 2020, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of June 28, 2021, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 5.7 years.

Loss on Extinguishment of Debt

During the two quarters ended June 28, 2021, the Company recognized losses of $15,217 associated with the premium paid on extinguishment of debt and the write-off of the remaining unamortized debt issuance costs as a result of the repayment of the remaining outstanding balance of the Senior Notes due 2025.

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

During the quarter and two quarters ended June 28, 2021, the Company’s effective tax rate was impacted by a net discrete benefit of $1,843 and $2,226, respectively. This is related mainly to (i) the release of uncertain tax positions due to the expiration of the statute of limitation in foreign jurisdictions, (ii) stock based compensation releases, (iii) the approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China (including the impact on the respective Company’s deferred tax amounts), and (iv) accrued interest for existing uncertain tax positions.

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

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of June 28, 2021, the fair value of the interest rate swap was recorded as a liability in the amount of $10,000 and included as a component of other current liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax. No ineffectiveness was recognized for the quarter and two quarters ended June 28, 2021 and June 29, 2020. The interest rate swap increased interest expense by $2,763 and $2,342 for the quarters ended June 28, 2021 and June 29, 2020, respectively, and $5,503 and $3,517 for the two quarters ended June 28, 2021 and June 29, 2020, respectively.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of June 28, 2021 and December 28, 2020 was approximately $1,245 (Japanese Yen (JPY) 132.3 million) and $1,181 (JPY 125.0 million), respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

Commodity Price Risk Management

The Company uses copper in the manufacturing of PCBs. In order to reduce the impact of volatility of copper prices, the Company enters into commodity contracts. As of June 28, 2021, the Company has commodity contracts with a notional quantity of 0.5 metric tonnes each for the periods (i) beginning June 29, 2021 and ending on September 23, 2021, (ii) beginning September 28, 2021 and ending on December 30, 2021, (iii) beginning January 4, 2022 and ending on March 31, 2022, and (iv) beginning April 5, 2022 and ending on June 29, 2022. As of June 28, 2021, the fair value of the commodity contracts was recorded as an asset in the amount of $99 and included as a component of prepaid expenses and other current assets. The changes in the fair value of these commodity contracts are recorded in cost of goods sold in the consolidated condensed statements of operations. The commodity contracts decreased cost of goods sold by $99 for both the quarter and two quarters ended June 28, 2021. These commodity contracts are not designated as accounting hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	June 28, 2021	December 28, 2020
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other current liabilities	$(10,000)	$—
Interest rate swap	Other long-term liabilities	—	(14,968)
Foreign exchange contracts	Other current liabilities	(47)	—
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	—	28
Commodity contracts	Prepaid expenses and other current assets	99	—

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarter and two quarters ended June 28, 2021 and June 29, 2020:

		Quarter Ended June 28, 2021		Quarter Ended June 29, 2020
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(184)	$(2,763)	$(2,583)	$(2,342)

		Two Quarters Ended June 28, 2021		Two Quarters Ended June 29, 2020
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(535)	$(5,503)	$(11,032)	$(3,517)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the two quarters ended June 28, 2021 and June 29, 2020:

	Two Quarters Ended
	June 28,	June 29,
	2021	2020
	(In thousands)
Beginning balance, net of tax	$(11,231)	$(9,617)
Changes in fair value loss, net of tax	(203)	(8,012)
Reclassification to earnings	3,984	2,629
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	—	384
Ending balance, net of tax	$(7,450)	$(14,616)

Based on the current yield curve, the Company expects that losses of approximately $8,068 of the accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, in the next twelve months.

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of June 28, 2021 and December 28, 2020:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of December 28, 2020	$(24,827)	$(2,855)	$(11,231)	$(38,913)
Other comprehensive income (loss) before reclassifications	414	29	(203)	240
Amounts reclassified from accumulated other comprehensive loss	—	—	3,984	3,984
Other comprehensive income	414	29	3,781	4,224
Ending balance as of June 28, 2021	$(24,413)	$(2,826)	$(7,450)	$(34,689)

(12) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of June 28, 2021, there was one customer that accounted for 10% of the Company’s accounts receivable. There were no customers that accounted for 10% or more of accounts receivable as of December 28, 2020.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

There were no customers that accounted for 10% or more of net sales for the quarter ended June 28, 2021 and two quarters ended June 29, 2020. For the two quarters ended June 28, 2021 and the quarter ended June 29, 2020, there was one customer that accounted for approximately 11% of the Company’s net sales.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of June 28, 2021 and December 28, 2020 were as follows:

	As of		As of
	June 28, 2021		December 28, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$99	$99	$28	$28
Derivative liabilities, current	10,047	10,047	—	—
Derivative liabilities, non-current	—	—	14,968	14,968
Senior Notes due March 2029	493,711	500,920	—	—
Term Loan due September 2024	402,812	405,120	402,370	407,909
Senior Notes due October 2025	—	—	370,483	383,974
ABL Revolving Loans	30,000	30,000	70,000	70,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of June 28, 2021 and December 28, 2020, which are considered Level 2 inputs.

As of June 28, 2021 and December 28, 2020, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of June 28, 2021 consisted of $319,388 held in the U.S., with the remaining $238,903 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of June 28, 2021 and December 28, 2020. However, these amounts are not material to the consolidated condensed financial statements of the Company.

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share from continuing operations for the quarter and two quarters ended June 28, 2021 and June 29, 2020:

	Quarter Ended		Two Quarters Ended
	June 28, 2021	June 29, 2020	June 28, 2021	June 29, 2020
	(In thousands, except per share amounts)
Net income from continuing operations	$28,261	$9,346	$25,069	$6,126

Basic weighted average shares	107,148	106,295	106,987	105,990
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,845	1,190	1,862	1,441
Dilutive effect of outstanding warrants	802	—	401	—
Diluted shares	109,795	107,485	109,250	107,431
Earnings per share:
Basic	$0.26	$0.09	$0.23	$0.06
Diluted	$0.26	$0.09	$0.23	$0.06

PRUs, RSUs, and stock options to purchase 1,452 and 802 shares of common stock for the quarter and two quarters ended June 28, 2021, respectively, and 1,162 and 750 shares of common stock for the quarter and two quarters ended June 29, 2020, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at June 28, 2021 and June 29, 2020, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable quarter and two quarters and, as a result, the impact would be anti-dilutive.

Outstanding warrants for the quarter and two quarters ended June 29, 2020 to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock was greater than the average market price of common stock during the applicable quarter, and therefore, the effect would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Cost of goods sold	$861	$620	$2,026	$1,470
Selling and marketing	442	291	1,088	742
General and administrative	2,015	1,690	4,370	5,167
Research and development	32	46	75	103
Stock-based compensation expense recognized	$3,350	$2,647	$7,559	$7,482

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of June 28, 2021:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$33,983	1.7
PRU awards	3,159	1.2
Stock options	90	1.0
	$37,232

(17) Segment Information

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. In fiscal 2020, subsequent to the quarter ended June 29, 2020, RF&S Components was added as a reportable segment. As a result, the Company had three reportable segments as of December 28, 2020: PCB, RF&S Components, and E-M Solutions. On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. In prior periods, the Company’s E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company closed the SH E-MS and SZ facilities at the end of 2020 and integrated the SH BPA facility into its PCB operations. As of March 29, 2021, E-M Solutions no longer met the criteria for segment reporting. As a result of the addition of the RF&S Components reportable segment and the restructuring of the E-M Solutions business unit, certain prior year amounts have been reclassified to conform to this new presentation.

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

	Quarter Ended		Two Quarters Ended
	June 28, 2021	June 29, 2020	June 28, 2021	June 29, 2020
	(In thousands)
Net Sales:
PCB	$553,480	$536,843	$1,063,966	$1,010,845
RF&S Components	13,903	12,091	26,593	21,532
Other (1)	—	21,364	3,256	35,567
Total net sales	$567,383	$570,298	$1,093,815	$1,067,944
Operating Segment Income:
PCB	$73,055	$77,714	$130,287	$137,952
RF&S Components	4,730	4,310	8,592	6,218
Corporate and Other (1)	(26,472)	(48,083)	(56,861)	(83,102)
Total operating segment income	51,313	33,941	82,018	61,068
Amortization of definite-lived intangibles (2)	(10,425)	(10,945)	(21,330)	(21,890)
Total operating income	40,888	22,996	60,688	39,178
Total other expense	(10,773)	(18,117)	(34,872)	(35,396)
Income before income taxes	$30,115	$4,879	$25,816	$3,782

	As of
	June 28, 2021	December 28, 2020
	(In thousands)
Segment Assets:
PCB	$1,619,282	$1,529,102
RF&S Components	218,919	227,990
Corporate and Other (1)	1,187,535	1,138,852
Total assets	$3,025,736	$2,895,944

(1)	Other represents SH E-MS and SZ results.
(2)

Amortization of definite-lived intangibles primarily relates to the PCB and RF&S Components reportable segments. For the quarter and two quarters ended June 28, 2021, $1,383 and $2,767, respectively, of amortization expense is included in cost of goods sold. For the quarter and two quarters ended June 29, 2020, $1,384 and $2,767, respectively, of amortization expense is included in cost of goods sold.

The Corporate category primarily includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology and human resources personnel, as well as global sales and marketing personnel, research and development costs, and acquisition and integration costs associated with acquisitions and divestitures.

The Company markets and sells its products in approximately 45 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are as follows:

	Quarter Ended		Two Quarters Ended
	June 28, 2021	June 29, 2020	June 28, 2021	June 29, 2020
	(In thousands)
Net Sales:
United States	$260,944	$267,602	$529,411	$529,881
China	80,160	101,896	161,869	176,825
Other	226,279	200,800	402,535	361,238
Total net sales	$567,383	$570,298	$1,093,815	$1,067,944

Net sales are attributed to countries by country invoiced.

(18) Restructuring Charges

On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. The E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company ceased operations at the SH E-MS and SZ facilities while integrating the SH BPA facility into its PCB operations. The restructuring is another step in advancing the Company’s stated strategy of increasing its focus on differentiated higher margin products that more fully leverage the Company’s early engagement capabilities and industry leading engineering-based technology solutions. The Company closed the SH E-MS and SZ facilities at the end of 2020. As of June 28, 2021, the Company has incurred approximately $19,625 of restructuring charges and $6,702 of accelerated depreciation expense since the April 29, 2020 announcement.

In connection with the restructuring of its E-M Solutions business unit and other global realignment restructuring efforts, the Company recognized employee separation, contract termination and other costs during the quarter and two quarters ended June 28, 2021 and June 29, 2020. Contract termination and other costs primarily represented plant closure costs.

The table below summarizes such restructuring costs by reportable segment, which are included as a component of general and administrative expenses in the consolidated condensed statements of operations, for the quarter and two quarters ended June 28, 2021 and June 29, 2020:

	Quarter Ended June 28, 2021			Two Quarters Ended June 28, 2021
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$128	$111	$239	$470	$123	$593
Corporate and Other (1)	56	264	320	415	2,783	3,198
	$184	$375	$559	$885	$2,906	$3,791

	Quarter Ended June 29, 2020			Two Quarters Ended June 29, 2020
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$(8)	$1	$(7)	$(8)	$14	$6
Corporate and Other (1)	13,085	336	13,421	13,394	342	13,736
	$13,077	$337	$13,414	$13,386	$356	$13,742

(1)	Other represents SH E-MS and SZ results.

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The table below shows the utilization of the accrued restructuring costs during the two quarters ended June 28, 2021:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of December 28, 2020	$7,063	$319	$7,382
Charged to expense	886	2,905	3,791
Amount paid	(7,897)	(3,179)	(11,076)
Accrued as of June 28, 2021	$52	$45	$97

(19) Share Repurchase Program

On February 3, 2021, the Company announced that its Board of Directors authorized and approved a share repurchase program. Under the program, the Company may repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through February 3, 2023. The Company may repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. In addition, the Company adopted a trading plan, which may be amended from time to time, in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases that may be effected under the share repurchase program. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares.

During the quarter and two quarters ended June 28, 2021, the Company repurchased 411 shares of common stock for a total cost of $6,145. As of June 28, 2021, the remaining amount available to be repurchased under the Company’s share repurchase program was $93,855.

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

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically advanced PCBs and backplane assemblies as well as a global designer and manufacturer of high-frequency radio frequency (RF) and microwave components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,300 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

The coronavirus (COVID-19) pandemic first caused business disruption in our operations in China in January 2020. By March 2020, the situation escalated as the scope of the COVID-19 pandemic worsened outside of the Asia-Pacific region, with Europe and North America being affected by the pandemic. With the development and deployment of vaccines, the pandemic has declined. However, as new variants evolve, we could see a rebound in the severity of the pandemic. As a result, we expect continued impacts on our production, as well as ongoing significant uncertainty relating to the actual and potential impacts of the COVID-19 pandemic, and we cannot reasonably estimate its duration or severity. The COVID-19 pandemic has created and continues to create various global macroeconomic, customer demand, operational and supply chain risks any one of which could have a material and adverse impact on our business going forward. See Item 1A, Risk Factors, of Part II below for further information related to the COVID-19 pandemic. We have taken active measures to protect our employees, suppliers and customers by implementing our extensive pandemic recovery protocols, establishing situational leadership teams in Asia-Pacific and North America along with regularly scheduled executive review and planning calls, implementing global travel restrictions, and conforming to the guidance and direction of local governments and global health organizations. We are monitoring the impacts the COVID-19 pandemic has had, and continues to have, on our supply chain and are collaborating with our third-party partners with the goal of mitigating, to the extent reasonably practicable, significant delays in delivery of our products.

We have been experiencing increasing prices and lead times of copper clad laminates (CCLs) and other raw materials used in the manufacture of PCBs. CCLs are made from epoxy resin, glass cloth and copper foil, all of which are seeing limited supply has resulted in increased prices. We are actively managing higher raw materials costs by seeking to pass on the increase in costs to our customers, implementing ongoing operational efficiencies, and through supplier diversification.

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

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 40% and 42% of our net sales for the quarter and two quarters ended June 28, 2021. Sales to our ten largest customers accounted for 36% and 38% of our net sales for the quarter and two quarters ended June 29, 2020, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Two Quarters Ended
End Markets (1)	June 28, 2021	June 29, 2020	June 28, 2021	June 29, 2020
Aerospace and Defense	33%	33%	34%	35%
Automotive	18	12	18	13
Data Center Computing (2)	14	13	14	12
Medical/Industrial/Instrumentation	19	21	18	20
Networking/Communications	15	20	15	19
Other (3)	1	1	1	1
Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)

Beginning in the first quarter of 2021, the Computing/Storage/Peripherals end market was renamed to Data Center Computing to better reflect the customer mix and growth prospects. There was no change to the customers included in this end market.

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

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Two Quarters Ended
	June 28, 2021	June 29, 2020	June 28, 2021	June 29, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.4	82.4	83.4	83.0
Gross profit	17.6	17.6	16.6	17.0
Operating expenses:
Selling and marketing	2.6	2.8	2.8	3.0
General and administrative	5.5	8.2	5.7	7.6
Research and development	0.7	0.9	0.8	0.9
Amortization of definite-lived intangibles	1.6	1.7	1.7	1.8
Total operating expenses	10.4	13.6	11.0	13.3
Operating income	7.2	4.0	5.6	3.7
Other (expense) income:
Interest expense	(2.0)	(3.3)	(2.1)	(3.6)
Loss on extinguishment of debt	—	—	(1.4)	—
Other, net	0.1	0.1	0.3	0.3
Total other expense, net	(1.9)	(3.2)	(3.2)	(3.3)
Income from continuing operations before income taxes	5.3	0.8	2.4	0.4
Income tax (provision) benefit	(0.3)	0.8	(0.1)	0.2
Net income from continuing operations	5.0%	1.6%	2.3%	0.6%

As of March 29, 2021, E-M Solutions no longer met the criteria for segment reporting and the SH BPA facility has been integrated into the PCB reportable segment. In fiscal 2020, subsequent to the quarter ended June 29, 2020, RF&S Components was added as a reportable segment. As a result, we reclassified prior periods to reflect these changes to our segments.

Net Sales

Total net sales decreased $2.9 million, or 0.5%, to $567.4 million for the second quarter of 2021 from $570.3 million for the second quarter of 2020. This decrease in total net sales primarily resulted from a $21.3 million reduction in net sales due to the closure of the two plants from our discontinued E-M solutions segment. This decrease was partially offset by an increase in net sales for the PCB reportable segment of $16.6 million, or 3.1%, to $553.5 million for the second quarter of 2021 from $536.8 million for the second quarter of 2020 primarily due to higher demand in our Automotive and Data Center Computing end markets partially offset by lower demand in our Networking/Communications and Medical/Industrial/Instrumentation end markets. These changes in the PCB reportable segment resulted in a 32.6% increase in the volume of PCB shipments, however the resulting increase in net sales was partially offset by a 19.8% lower price per square foot, driven mainly by product mix shift as compared to the second quarter of 2020. Additionally, there was an increase in net sales for the RF&S Components reportable segment of $1.8 million, or 15.0%, to $13.9 million for the second quarter of 2021 from $12.1 million for the second quarter of 2020 primarily due to higher demand in our Networking/Communications end market.

Despite the closure of the two plants from our discontinued E-M Solutions segment, which accounted for a $32.3 million reduction in net sales, total net sales increased $25.9 million, or 2.4%, to $1,093.8 million for the first two quarters of 2021 from $1,067.9 million for the first two quarters of 2020. This increase in total net sales primarily resulted from an increase in net sales for the PCB reportable segment of $53.1 million, or 5.3%, to $1,064.0 million for the first two quarters of 2021 from $1,010.8 million for the first two quarters of 2020 primarily due to higher demand in our Automotive and Data Center Computing end markets, partially offset by lower demand in our Networking/Communications, Medical/Industrial/Instrumentation and Other end markets. These changes in the PCB reportable segment resulted in a 30.7% increase in the volume of PCB shipments, however the resulting increase in net sales was partially offset by a 17.9% lower price per square foot, driven mainly by product mix shift as compared to the first two quarters of 2020. Also contributing to the increase in total net sales was an increase in net sales for the RF&S Components reportable segment of $5.1 million, or 23.5%, to $26.6 million for the first two quarters of 2021 from $21.5 million for the first two quarters of 2020 primarily due to higher demand in our Networking/Communications end market.

Gross Margin

Overall gross margin was 17.6% for both the second quarter of 2021 and the second quarter of 2020. Gross margin for the PCB reportable segment decreased to 17.4% for the second quarter of 2021 from 18.8% for the second quarter of 2020. This decline was primarily due to unfavorable foreign exchange rates which increased our cost of operations and production and labor inefficiencies related to COVID-19. We were able to mitigate most of these costs through higher revenue and production and spending efficiencies including savings from the closure of two of our E-M Solutions factories. Gross margin for the RF&S Components reportable segment decreased to 52.4% for the second quarter of 2021 from 57.3% for the second quarter of 2020, primarily due to unfavorable product mix.

Overall gross margin decreased to 16.6% for the first two quarters of 2021 from 17.0% for the first two quarters of 2020. This decrease was primarily driven by a decrease in gross margin for the PCB reportable segment to 16.6% for the first two quarters of 2021 from 18.2% for the first two quarters of 2020. This decline was primarily due to unfavorable foreign exchange rates which increased our cost of operations, higher raw material costs due to increased commodity prices, primarily copper, and production and labor inefficiencies related to COVID-19. We were able to mitigate most of these costs through higher revenue and production and spending efficiencies including savings from the closure of two of our E-M Solutions factories. Gross margin for the RF&S Components reportable segment decreased to 52.0% for the first two quarters of 2021 from 52.3% for the first two quarters of 2020, primarily due to unfavorable product mix partially offset by higher sales.

Capacity utilization is a key driver for us, which is measured by actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the second quarter of 2021 in our Asia and North America PCB facilities was 88% and 49%, respectively, compared to 70% and 63%, respectively, for the second quarter of 2020. Capacity utilization for the first two quarters of 2021 in our Asia and North America PCB facilities was 84% and 52%, respectively, compared to 61% and 65%, respectively for the first two quarters of 2020. The increase in capacity utilization in our Asia PCB facilities was due to an increase in production resulting from increased sales in our Automotive and Data Center Computing end markets. The decrease in our capacity utilization in our North America PCB facilities was due to increased capacity resulting from equipment expansion in the second quarter of 2021 and production inefficiencies related to COVID-19.

Selling and Marketing Expenses

Selling and marketing expenses decreased $1.4 million, to $14.6 million for the second quarter of 2021 from $16.0 million for the second quarter of 2020. As a percentage of net sales, selling and marketing expenses was 2.6% for the second quarter of 2021, as compared to 2.8% for the second quarter of 2020. The decrease in selling and marketing expense for the second quarter of 2021 was primarily due to a decrease in commission expense.

Selling and marketing expenses decreased $1.3 million, to $30.9 million for the first two quarters of 2021 from $32.1 million for the first two quarters of 2020. As a percentage of net sales, selling and marketing expenses was 2.8% for the first two quarters of 2021, as compared to 3.0% for the first two quarters of 2020. The decrease in selling and marketing expense for the first two quarters of 2021 was primarily due to a decrease in commission expense and reduced travel costs due to the COVID-19 pandemic, which has decreased travel on what we believe to be a temporary basis.

General and Administrative Expenses

General and administrative expenses decreased $15.5 million to $31.2 million, or 5.5% of net sales, for the second quarter of 2021 from $46.7 million, or 8.2% of net sales, for the second quarter of 2020. This decrease was primarily due to a decrease in restructuring charges of $12.9 million associated with the restructuring of our E-M Solutions business unit, supplies and acquisition/integration costs.

General and administrative expenses decreased $18.7 million to $62.7 million, or 5.7% of net sales, for the first two quarters of 2021 from $81.4 million, or 7.6% of net sales, for the first two quarters of 2020. This decrease was primarily due to a decrease in restructuring charges of $10.0 million associated with the restructuring of our E-M Solutions business unit, supplies, acquisition/integration costs, and bad debt.

Other Expense

Other expense, net decreased $7.3 million to $10.8 million for the second quarter of 2021 from $18.1 million for the second quarter of 2020. This decrease was primarily the result of a decrease in interest expense of $7.5 million due to overall lower levels of debt outstanding and the refinancing of our bond.

Other expense, net decreased $0.5 million to $34.9 million for the first two quarters of 2021 from $35.4 million for the first two quarters of 2020. This decrease was primarily the result of a decrease in interest expense of $15.9 million due to overall lower levels of debt outstanding, partially offset by $15.2 million of loss on extinguishment of debt.

Income Taxes

Income tax expense increased by $6.3 million to $1.8 million of tax expense for the second quarter of 2021 from $4.5 million of tax benefit for the second quarter of 2020. The increase in income tax expense for the second quarter of 2021 was primarily due to an increase in pre-tax income from continuing operations and a lower uncertain tax position release benefit due to the expiration of the statute of limitation in foreign jurisdictions, partially offset by the absence of tax expense associated with the two E-M Solutions plants that we closed in 2020.

Income tax expense increased by $3.1 million to $0.8 million of tax expense for the first two quarters of 2021 from $2.3 million of tax benefit for the first two quarters of 2020. The increase in income tax expense for the first two quarters of 2021 was primarily due to a lower uncertain tax position release benefit due to the expiration of the statute of limitation in foreign jurisdictions, partially offset by (i) the absence of tax expense associated with the two E-M Solutions plants that we closed in 2020, and (ii) the approval of the Company’s renewal application for High and New Enterprise status for two of the Company’s manufacturing subsidiaries in China in the current year.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax asset of approximately $15.2 million and $10.9 million as of June 28, 2021 and June 29, 2020, respectively.

On March 11, 2021, the President of the United States signed the American Rescue Plan (ARP) providing additional economic relief for the disruptions caused by the COVID-19 pandemic. Accounting Standard Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. We considered the impact to our financial statements of the corporate income tax aspects of the ARP and determined the impact is not material to our financial statements.

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

Cash flow provided by operating activities for continuing operations during the first two quarters of 2021 was $98.1 million as compared to cash flow provided by operating activities for continuing operations of $107.4 million in the same period in 2020. The decrease in cash flow was primarily due to increased investment in working capital, partially offset by an increase in net income from continuing operations of $18.9 million.

Net cash used in investing activities for continuing operations was approximately $43.7 million for the first two quarters of 2021, reflecting $44.6 million for purchases of property, plant and equipment and other assets less $0.9 million for proceeds from sale of property, plant and equipment and other assets. Net cash used in investing activities for continuing operations was approximately $45.3 million for the first two quarters of 2020, reflecting purchases of property, plant and equipment and other assets.

Net cash provided by financing activities for continuing operations during the first two quarters of 2021 was $52.0 million, primarily reflecting proceeds from long-term debt borrowing of $500.0 million, less the repayment of long-term debt borrowings of $425.8 million, capital equipment financing of $7.1 million, repurchases of common stock of $6.1 million, payment of debt issuance costs of $5.8 million, and cash used to settle warrants of $3.1 million. There was no activity related to cash flows from financing activities for the first two quarters of 2020.

As of June 28, 2021, we had cash and cash equivalents of approximately $558.3 million, of which approximately $238.9 million was held by our foreign subsidiaries, primarily in China. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for on the repatriation of this cash.

Our total 2021 capital expenditures are expected to be in the range of $80.0 million to $90.0 million.

Long-term Debt and Letters of Credit

As of June 28, 2021, we had $926.5 million of outstanding debt, net of discount and debt issuance costs, composed of $493.7 million of Senior Notes due March 2029, $402.8 million of a Term Loan due September 2024, and $30.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL).

Pursuant to the terms of the Term Loan Facility and Senior Notes due 2029, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, as a result of the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of June 28, 2021, we were in compliance with the covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of June 28, 2021:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$935,879	$—	$30,000	$405,879	$500,000
Interest on debt obligations (2)	195,697	32,469	62,255	42,584	58,389
Derivative liabilities	10,047	10,047	—	—	—
Purchase obligations	151,206	123,607	18,938	718	7,943
Total contractual obligations	$1,292,829	$166,123	$111,193	$449,181	$566,332

(1)

Unrecognized uncertain tax benefits of $1.6 million are not included in the table above as the settlement timing is uncertain. Operating leases are not included in the table above – see Part I, Item 1, Note 3, Leases, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further details.

(2)	For debt obligations based on variable rates, interest rates used are as of June 28, 2021.

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

Seasonality

Historically, we experienced significant seasonality in revenues with a softer first half and ramping volumes in the third quarter which usually peaked in the fourth quarter. Post the Mobility divestiture, this pattern has changed. Barring end market demand changes, we now tend to experience modest seasonal softness in the first and third quarters due to holidays and vacation periods in China and North America, respectively which limit production leading to stronger revenue levels in the second and fourth quarters.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of June 28, 2021, the fair value of the interest rate swap was recorded as a liability and as a component of other current liabilities in the amount of $10.0 million. No ineffectiveness was recognized for the quarter and two quarters ended June 28, 2021. During the quarter and two quarters ended June 28, 2021, the interest rate swap increased interest expense by $2.8 million and $5.5 million, respectively.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of June 28, 2021, approximately 96.2% of our total debt was based on fixed rates. Based on our borrowings as of June 28, 2021, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $0.4 million and an assumed 100 basis point decrease in variable rates would cause our annual interest cost to decrease by $0.1 million.

On July 27, 2017, the Financial Conduct Authority (FCA) announced the desire to phase out the use of LIBOR by the end of 2021. More recently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative. Specifically, this will occur immediately after December 31, 2021, in the case of all Sterling, Euro, Swiss franc and Japanese yen (JPY) settings, and the 1-week, and 2-month U.S. dollar settings; and immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. However, U.S. banking regulators have made clear that U.S.-dollar LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate or a hardwired fallback. On July 29, 2021, the Alternative Reference Rates Committee (ARRC) announced that it is now formally recommending CME Group’s forward-looking Secured Overnight Financing Rate term rates (SOFR Term Rates). In accordance with recommendations from ARRC, U.S.-dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (SOFR) and SOFR Term Rates, a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. Further, the International Swaps and Derivatives Association, Inc. recently announced fallback language for LIBOR-referencing derivatives contracts that also provides for SOFR as the primary replacement rate in the event of a LIBOR cessation.

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

Foreign Currency Exchange Rate Risks

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

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of June 28, 2021 and December 28, 2020 was approximately $1.2 million (JPY 132.3 million) and $1.2 million (JPY 125.0 million), respectively. We designated certain of these foreign exchange contracts as cash flow hedges.

Commodity Price Risks

We are exposed to certain commodity risks associated with prices for various raw materials. In particular, we have been experiencing increasing prices and lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. This may negatively affect our profitability. CCLs are made from epoxy resin, glass cloth and copper foil, all of which are seeing limited supply and resulting in increased prices. We only buy a small amount of copper directly. However, copper is a major driver of laminate cost. We are hedging copper as a proxy for hedging laminate. As of June 28, 2021, we had commodity contracts with a notional quantity of 500 metric tonnes each for the periods (i) beginning June 29, 2021 and ending on September 23, 2021, (ii) beginning September 28, 2021 and ending on December 30, 2021, (iii) beginning January 4, 2022 and ending on March 31, 2022, and (iv) beginning April 5, 2022 and ending on June 29, 2022. As of June 28, 2021, the fair value of the commodity contracts was recorded as an asset in the amount of $99 and included as a component of prepaid expenses and other current assets. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Debt Instruments

The table below presents the fiscal calendar maturities of long-term debt through 2025 and thereafter of our debt instruments as of June 28, 2021:

	As of June 28, 2021
	Remaining 2021	2022	2023	2024 (1)	2025	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$—	$435,879	$—	$—	$435,879	$435,120	2.53%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	500,920	4.00%
Total	$—	$—	$—	$435,879	$—	$500,000	$935,879	$936,040

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

As of June 28, 2021, the fair value of the interest rate swap was recorded as a liability and as a component of other current liabilities in the amount of $10.0 million. The table below presents information regarding our interest rate swap during the two quarters ended June 28, 2021:

Two Quarters Ended June 28, 2021
(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(5,741)
Average interest received rate	0.12%
Interest received amount	$238

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO have concluded that, as of June 28, 2021, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the quarter ended June 28, 2021, we generated approximately 56% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

Our business is labor intensive, utilizing large numbers of engineering and manufacturing personnel. There is uncertainty with respect to rising labor costs. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could materially adversely affect our business, financial condition, and results of operations. In addition, the high turnover rate and our difficulty in recruiting and retaining qualified employees could result in a potential for defects in our products, production disruptions or delays, or the inability to ramp production to meet increased customer orders, resulting in order cancellation or imposition of customer penalties if we are unable to deliver products in a timely manner.

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

As of June 28, 2021, our consolidated condensed balance sheet included $897.3 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

We participate in competitive industries, including the automotive industry, which requires strict quality control standards. Failure to meet these standards may adversely affect our business, financial condition and results of operations.

Our customer base demands the highest customer service, on time delivery and quality standards in a competitive market. Failure to meet these ever increasing standards may result in a loss of market share for our products and services to our competitors, which may result in a decline in our overall revenue.

In addition, a significant portion of our sales are to customers within the automotive industry. The automotive industry has historically experienced multi-year cycles of growth and decline. If sales of automobiles should decline or go into a cyclical down turn, our sales could decline and this could have a materially adverse impact on our business, financial condition and result of operations. For safety reasons, automotive customers have strict quality standards that generally exceed the quality requirements of other customers. If such products do not meet these quality standards, our business, financial condition, and results of operations may be materially adversely affected. These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers or gain new automotive customers for long periods of time, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we may be required under our contracts with automotive industry customers to indemnify them for the cost of warranties and recalls relating to our products.

The prominence of EMS companies as our customers could reduce our gross margins, potential sales, and customers.

Sales to EMS companies represented approximately 36% and 38% of our net sales for the quarters ended June 28, 2021 and June 29, 2020, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 29% and 27% of our net sales for the quarters ended June 28, 2021 and June 29, 2020, respectively. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended June 28, 2021, aerospace and defense sales accounted for approximately 33% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government, we are a supplier to OEMs that sell to the U.S. government and its agencies, as well as foreign governments and agencies. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

The domestic and international threat of terrorist activity, emerging nuclear states, and conventional military threats have generally led to an increase in demand for defense products and services and homeland security solutions in the recent past. The termination or failure to fund one or more significant defense programs or contracts by the U.S. government could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 36% and 38% of our net sales for the quarters ended June 28, 2021 and June 29, 2020, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

Products we manufacture may contain design or manufacturing defects, which could result in reduced revenue from the sale of our products or services and may result in liability claims against us.

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures, despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. If these defects occur either in large quantities or too frequently, our business reputation may be impaired, and our customers may decrease the orders for products or services that they purchase from us, thereby decreasing our overall revenue. Since our products are used in products that are integral to our customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to our customers beyond the cost of the PCB, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. In addition, we manufacture products for a range of automotive customers. If any of our products are or are alleged to be defective, we may be required to participate in a recall of such products. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, which have traditionally borne the costs associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer.

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

In 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and neighboring countries. While these new rules continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflict minerals report on Form SD with the SEC for the past eight years, most recently on May 21, 2021. Compliance with these rules results in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the costs and expenses of remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts. These rules may also affect the sourcing and availability of minerals used in the manufacture of our PCBs, as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may, at a minimum, face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins of the minerals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

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

We are also subject to an increasing variety of environmental laws and regulations in China, which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes for us and our vendors that assist us in managing the waste generated by our manufacturing processes. The manufacturing of our products generates gaseous chemical wastes, liquid wastes, wastewater, and other industrial wastes from various stages of the manufacturing process. Production sites, waste collectors, and vendors in China are subject to increasing regulation and periodic monitoring by the relevant environmental protection authorities. Environmental claims or the failure to comply with current or future regulations could result in the assessment of damages or imposition of fines against us, suspension of production, or cessation of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases by us of shares of our common stock during the quarter ended June 28, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
	(In thousands, except average price paid per share)
March 30, 2021 - April 26, 2021	—	$—	—	$100,000
April 27, 2021 - May 24, 2021	411	14.95	411	$93,855
May 25, 2021 - June 28, 2021	—	—	—	$—
Total for the quarter ended June 28, 2021	411	$—	411

(1)	Includes commissions.
(2)

On February 3, 2021, we announced that our Board of Directors authorized and approved a share repurchase program. Under the program, we may repurchase up to $100.0 million in value of our outstanding shares of common stock from time to time through February 3, 2023. This program will continue until the maximum is reached or the program is terminated by further action of our Board of Directors.

Item 5. Other Information

On August 3, 2021, the Board of Directors of the Company approved amendments to the Company’s Fourth Amended and Restated Bylaws (the “Bylaws”). In addition to purely ministerial or minor conforming changes, these amendments included the following changes:

Stockholder Meetings Generally. Sections 1.5, 1.6 and 1.7 of the Bylaws were amended to clarify the responsibility and authority of the “presiding officer” of any annual or special meeting of stockholders to conduct such meeting, including the authority to adjourn a meeting of stockholders.

Stockholder Action by Written Consent. The information for stockholder notices requesting that the Board fix a record date for stockholders to take action by written consent have been expanded and clarified in Section 1.11 of the Bylaws. Section 1.11 has also been updated to set forth the process for appointing one or more independent inspectors of election to determine the validity of written consents and any related revocations.

The foregoing summary of the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, which is attached hereto as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Exhibits

3.1(a)	Registrant’s Certificate of Incorporation, as amended June 3, 2011 (1(a))
3.1(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, dated May 12, 2016 (1(b))
3.2*	Registrant’s Fourth Amended and Restated Bylaws, as amended March 2, 2016 and August 3, 2021
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)

Incorporated by reference (a) to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 6, 2011 and (b) to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 18, 2016.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: August 4, 2021	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: August 4, 2021	Todd B. Schull
Executive Vice President and Chief Financial Officer