Form 10-Q
period 2021-09-27
TTM TECHNOLOGIES INC
filed 2021-11-02
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2021

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at October 29, 2021: 104,358,560

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of September 27, 2021 and December 28, 2020

	As of
	September 27,	December 28,
	2021	2020
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$529,816	$451,565
Accounts receivable, net	388,233	381,105
Contract assets	325,774	273,256
Inventories	140,055	115,651
Prepaid expenses and other current assets	39,470	27,181
Total current assets	1,423,348	1,248,758
Property, plant and equipment, net	669,736	650,435
Operating lease right-of-use assets	16,794	24,340
Goodwill	637,324	637,324
Definite-lived intangibles, net	250,319	281,307
Deposits and other non-current assets	50,110	53,780
Total assets	$3,047,631	$2,895,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$386,705	$327,102
Contract liabilities	2,376	4,254
Accrued salaries, wages and benefits	85,104	97,268
Other current liabilities	93,257	89,422
Total current liabilities	567,442	518,046
Long-term debt, net of discount and issuance costs	926,922	842,853
Operating lease liabilities	12,077	17,211
Other long-term liabilities	74,601	73,825
Total long-term liabilities	1,013,600	933,889
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized; 108,165 and 106,770 shares issued as of September 27, 2021 and December 28, 2020, respectively; 105,692 and 106,770 shares outstanding as of September 27, 2021 and December 28, 2020, respectively	108	107
Treasury stock – common stock at cost; 2,473 shares as of September 27, 2021	(34,349)	—
Additional paid-in capital	835,662	830,971
Retained earnings	697,871	651,844
Accumulated other comprehensive loss	(32,703)	(38,913)
Total stockholders’ equity	1,466,589	1,444,009
Total liabilities and stockholders' equity	$3,047,631	$2,895,944

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended September 27, 2021 and September 28, 2020

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2021	2020	2021	2020
	(Unaudited)
	(In thousands, except per share data)
Net sales	$556,784	$513,576	$1,650,599	$1,581,520
Cost of goods sold	463,605	424,298	1,375,910	1,310,470
Gross profit	93,179	89,278	274,689	271,050
Operating expenses:
Selling and marketing	15,858	15,895	46,745	48,033
General and administrative	32,389	29,086	95,109	110,476
Research and development	4,423	5,223	13,075	15,166
Amortization of definite-lived intangibles	8,274	10,126	26,837	29,249
Impairment of goodwill	—	69,200	—	69,200
Total operating expenses	60,944	129,530	181,766	272,124
Operating income (loss)	32,235	(40,252)	92,923	(1,074)
Other (expense) income:
Interest expense	(11,147)	(20,204)	(33,615)	(58,557)
Loss on extinguishment of debt	—	—	(15,217)	—
Other, net	2,525	(2,316)	5,338	641
Total other expense, net	(8,622)	(22,520)	(43,494)	(57,916)
Income (loss) from continuing operations before income taxes	23,613	(62,772)	49,429	(58,990)
Income tax (provision) benefit	(2,655)	1,300	(3,402)	3,644
Net income (loss) from continuing operations	20,958	(61,472)	46,027	(55,346)
Income from discontinued operations, net of income taxes	—	20,021	—	193,921
Net income (loss)	$20,958	$(41,451)	$46,027	$138,575

Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.20	$(0.58)	$0.43	$(0.52)
Basic earnings per share from discontinued operations	—	0.19	—	1.83
Basic earnings (loss) per share	$0.20	$(0.39)	$0.43	$1.31

Diluted earnings (loss) per share from continuing operations	$0.19	$(0.58)	$0.42	$(0.52)
Diluted earnings per share from discontinued operations	—	0.19	—	1.83
Diluted earnings (loss) per share	$0.19	$(0.39)	$0.42	$1.31

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Three Quarters Ended September 27, 2021 and September 28, 2020

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2021	2020	2021	2020
	(Unaudited)
	(In thousands)
Net income (loss)	$20,958	$(41,451)	$46,027	$138,575
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	30	(17)	59	4
Reclassification adjustment for foreign currency translation	—	(346)	—	(346)
Derecognition of foreign currency translation adjustments due to sale of Mobility business unit	—	—	—	(27,341)
Foreign currency translation adjustments, net	(51)	1,049	363	778
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	—	—	—	384
Net unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	116	(655)	(87)	(8,667)
Loss realized in the statement of operations, net	1,891	2,098	5,875	4,727
Net	2,007	1,443	5,788	(3,940)
Other comprehensive income (loss), net of tax	1,986	2,129	6,210	(30,461)
Comprehensive income (loss), net of tax	$22,944	$(39,322)	$52,237	$108,114

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Quarters Ended September 27, 2021

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 28, 2020	106,770	$107	—	$—	$830,971	$651,844	$(38,913)	$1,444,009
Net loss	—	—	—	—	—	(3,192)	—	(3,192)
Other comprehensive income	—	—	—	—	—	—	1,786	1,786
Issuance of common stock for performance-based restricted stock units	135	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	203	—	—	—	—	—	—	—
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(4,345)	—	—	(4,345)
Issuance of common stock from warrant exercises	5	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,209	—	—	4,209
Balance, March 29, 2021	107,113	$107	—	$—	$830,835	$648,652	$(37,127)	$1,442,467
Net income	—	—	—	—	—	28,261	—	28,261
Other comprehensive income	—	—	—	—	—	—	2,438	2,438
Issuance of common stock for restricted stock units	947	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(411)	(6,145)	—	—	—	(6,145)
Issuance of stock from warrant exercises	86	—	50	745	(745)	—	—	—
Stock-based compensation	—	—	—	—	3,350	—	—	3,350
Balance, June 28, 2021	108,145	$108	(361)	$(5,400)	$833,439	$676,913	$(34,689)	$1,470,371
Net income	—	—	—	—	—	20,958	—	20,958
Other comprehensive income	—	—	—	—	—	—	1,986	1,986
Issuance of common stock for restricted stock units	20	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(2,114)	(28,971)	—	—	—	(28,971)
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(2,699)	—	—	(2,699)
Issuance of stock from warrant exercises	—	—	2	22	(22)	—	—	—
Stock-based compensation	—	—	—	—	4,944	—	—	4,944
Balance, September 27, 2021	108,165	$108	(2,473)	$(34,349)	$835,662	$697,871	$(32,703)	$1,466,589

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

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended September 27, 2021 and September 28, 2020

	Three Quarters Ended
	September 27, 2021	September 28, 2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$46,027	$138,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	63,711	97,172
Amortization of definite-lived intangible assets	30,988	34,209
Amortization of debt discount and issuance costs	1,613	14,488
Loss on extinguishment of debt	15,217	—
Deferred income taxes	3,704	8,039
Stock-based compensation	12,503	11,961
Impairment of goodwill	—	69,200
Gain on sale of the Mobility business unit	—	(237,253)
Other	(4,005)	(242)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,128)	128,681
Contract assets	(52,518)	(33,500)
Inventories	(24,404)	(10,557)
Prepaid expenses and other current assets	(12,440)	(15,008)
Accounts payable	59,686	15,902
Contract liabilities	(1,878)	(839)
Accrued salaries, wages and benefits	(12,164)	(11,804)
Other current liabilities	(4,649)	22,661
Net cash provided by operating activities	114,263	231,685
Cash flows from investing activities:
Proceeds from sale of the Mobility business unit, net of cash disposed	—	507,466
Purchase of property, plant and equipment and other assets	(62,086)	(84,042)
Proceeds from sale of property, plant and equipment and other assets	1,017	154
Other	—	(623)
Net cash (used in) provided by investing activities	(61,069)	422,955
Cash flows from financing activities:
Proceeds from long-term debt borrowing	500,000	—
Repayment of long-term debt borrowings	(425,838)	(400,000)
Payment of debt issuance costs	(5,864)	—
Proceeds from exercise of stock options	—	191
Repurchases of common stock	(33,262)	—
Cash used to settle warrants	(3,177)	—
Other	(7,071)	7,321
Net cash provided by (used in) financing activities	24,788	(392,488)
Effect of foreign currency exchange rates on cash and cash equivalents	269	979
Net increase in cash and cash equivalents	78,251	263,131
Cash and cash equivalents at beginning of period	451,565	400,154
Cash and cash equivalents at end of period	$529,816	$663,285
Supplemental cash flow information:
Cash paid, net for interest	$36,431	$40,540
Cash paid, net for income taxes	3,292	15,856
Net cash provided by operating activities from discontinued operations	—	39,462
Net cash provided by investing activities from discontinued operations	—	497,916
Net cash used in financing activities from discontinued operations	—	—
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in accounts payable	$37,550	$26,914
Issuance of common stock for warrant settlement	2,116	—
Repurchases of common stock recorded in accounts payable	1,854	—

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due to the coronavirus (COVID-19) global pandemic, the global economy and financial markets have been volatile, have contributed to disruptions in global supply chains and labor shortages, and there is a significant amount of uncertainty about the length and severity of the consequences caused by the on-going pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Actual results could differ materially from those estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Fiscal 2021 ending on January 3, 2022 will be a 53-week year with the additional week included in the fourth quarter. Fiscal 2020 was a 52-week year.

On January 19, 2020, the Company entered into a definitive equity interests purchase agreement with AKMMeadville Electronics (Xiamen) Co., Ltd (the Purchaser) for the sale that was completed on April 17, 2020 of the following now former Company subsidiaries: Shanghai Kaiser Electronics Co., Ltd. (SKE), Shanghai Meadville Electronics Co., Ltd. (SME), Shanghai Meadville Science & Technology Co., Ltd. (SP) and Guangzhou Meadville Electronics Co., Ltd. (GME) (collectively, the Mobility business unit). For all periods presented in the consolidated condensed statements of operations, all sales, costs, expenses, income taxes and gain on sale attributable to the Mobility business unit have been aggregated under the caption “Income from discontinued operations, net of income taxes”. Refer to Note 2, Discontinued Operations, for additional information.

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

Reclassifications

The Company currently has two reportable segments: PCB and RF and Specialty Components (RF&S Components). On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. In prior periods, the Company’s E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company closed the SH E-MS and SZ facilities at the end of 2020 and integrated the SH BPA facility into its PCB operations. As of March 29, 2021, E-M Solutions no longer met the criteria for segment reporting. As a result of the restructuring of the E-M Solutions business unit, certain prior year amounts have been reclassified to conform to this new presentation.

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

As the sale of the Company’s Mobility business unit represented a strategic shift that had a major effect on the Company’s operations and financial results, in accordance with the provisions of FASB authoritative guidance on the presentation of financial statements, Mobility business unit results are classified as discontinued operations in the consolidated condensed statements of operations for all periods presented.

The following table summarizes the results of Mobility operations for the quarter and three quarters ended September 28, 2020 prior to sale:

	Quarter Ended	Three Quarters Ended
	September 28,	September 28,
	2020	2020
	(In thousands, except per share data)
Net sales	$—	$143,951
Cost of goods sold	—	136,800
Gross profit	—	7,151
Operating expenses:
Selling and marketing	—	1,461
General and administrative	—	2,317
Research and development	—	147
Amortization of definite-lived intangibles	—	809
Total operating expenses	—	4,734
Operating income	—	2,417
Other (expense) income:
Interest expense	—	(223)
Gain on sale of the Mobility business unit	—	237,253
Other, net	—	1,160
Total other income, net	—	238,190
Income from discontinued operations before income taxes	—	240,607
Income tax benefit (provision)	20,021	(46,686)
Income from discontinued operations, net of income taxes	$20,021	$193,921

Earnings per share from discontinued operations:
Basic earnings per share	$0.19	$1.83
Diluted earnings per share	$0.19	$1.83

There was no depreciation expense related to the discontinued operations for the quarter ended September 28, 2020. Depreciation expense related to the discontinued operations for the three quarters ended September 28, 2020 was $21,382.

During the quarter and three quarters ended September 28, 2020, the Company’s income tax expense related to the discontinued operations was impacted by a net discrete tax benefit of $20,021 and a net discrete tax expense of $46,686, respectively. As a result of the sale of the Mobility business unit, the discrete income tax benefit during the quarter ended September 28, 2020 is due to recognition of additional Internal Revenue Code (IRC) Section 250 deduction and foreign tax credit benefits. The net income tax expense for the three quarters ended September 28, 2020 is related mainly to (i) China withholding tax related to gain on sale, (ii) U.S. income tax related to Global Intangible Low Taxed Income (GILTI) inclusion net of IRC Section 250 deduction and foreign tax credits, offset by (iii) release of U.S. FIN 48 uncertain tax positions.

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

(3) Leases

The Company leases some of its manufacturing and assembly plants, sales offices and equipment under non-cancellable operating leases that expire at various dates through 2049 and a manufacturing plant under a finance lease. The majority of the Company’s lease arrangements are comprised of fixed payments, and certain leases consist of variable payments based on equipment usage. These variable payments are not included in the measurement of the right-of-use (ROU) asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. Certain leases contain renewal provisions at the Company’s option. Most of the leases require the Company to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense were as follows:

	Quarter Ended		Three Quarters Ended
	September 27, 2021	September 28, 2020	September 27, 2021	September 28, 2020
	(In thousands)
Operating lease cost	$2,015	$2,333	$6,147	$7,041
Variable lease cost	193	133	567	376
Short-term lease cost	89	84	198	482

Supplemental cash flow information related to leases was as follows:

	Three Quarters Ended
	September 27, 2021	September 28, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,321	$6,636
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	1,954	6,559
Finance lease	15,256	—

Supplemental balance sheet information related to leases was as follows:

		As of
	Balance Sheet Location	September 27, 2021	December 28, 2020
		(In thousands)
Assets:
Operating leases	Operating lease right-of-use assets	$16,794	$24,340
Finance lease	Property, plant and equipment, net	14,743	—
Total lease assets		$31,537	$24,340
Liabilities:
Current:
Operating leases	Other current liabilities	$5,528	$8,144
Finance lease	Other current liabilities	639	—
Long-term:
Operating leases	Operating lease liabilities	12,077	17,211
Finance lease	Other long-term liabilities	14,124	—
Total lease liabilities		$32,368	$25,355

	As of
	September 27, 2021	December 28, 2020
Weighted average remaining lease term (years):
Operating leases	4.1	4.2
Finance lease	14.9	—
Weighted average discount rate:
Operating leases	2.89%	3.31%
Finance lease	2.69%	—

Maturities of the Company’s lease liabilities were as follows (1):

(In thousands)
Less than one year	$2,573
1 - 2 years	6,360
2 - 3 years	5,152
3 - 4 years	3,946
4 - 5 years	3,574
Thereafter	15,308
Total lease payments	36,913
Less imputed interest	(4,545)
Total	$32,368

(1)	Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.

(4) Revenues

As of September 27, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $11,008. The Company expects to recognize revenue on approximately 84% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months.

Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively, of the Company’s revenue for the quarter and three quarters ended September 27, 2021, and 98% and 2%, respectively, of the Company’s revenue for the quarter and three quarters ended September 28, 2020.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended September 27, 2021			Quarter Ended September 28, 2020
	PCB	RF&S Components	Total	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$173,894	$12	$173,906	$182,558	$180	$18	$182,756
Automotive	99,205	—	99,205	63,114	—	10,097	73,211
Cellular Phone	—	—	—	38	—	—	38
Data Center Computing (2)	81,202	—	81,202	62,554	186	34	62,774
Medical/Industrial/Instrumentation	108,879	1,467	110,346	91,836	742	2,939	95,517
Networking/Communications	74,316	12,848	87,164	74,366	7,203	8,919	90,488
Other	3,622	1,339	4,961	6,845	3,431	(1,484)	8,792
Total	$541,118	$15,666	$556,784	$481,311	$11,742	$20,523	$513,576

	Three Quarters Ended September 27, 2021				Three Quarters Ended September 28, 2020
	PCB	RF&S Components	Other (1)	Total	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$545,585	$24	$—	$545,609	$555,882	$189	$38	$556,109
Automotive	293,890	—	3,642	297,532	182,970	—	28,693	211,663
Cellular Phone	—	—	—	—	1,334	—	—	1,334
Data Center Computing (2)	235,191	456	—	235,647	192,209	663	124	192,996
Medical/Industrial/Instrumentation	303,661	3,615	25	307,301	298,117	2,336	9,247	309,700
Networking/Communications	216,982	35,451	1	252,434	240,215	19,173	20,560	279,948
Other	9,775	2,713	(412)	12,076	21,429	10,913	(2,572)	29,770
Total	$1,605,084	$42,259	$3,256	$1,650,599	$1,492,156	$33,274	$56,090	$1,581,520

(1)	Other represents results from the now closed SH E-MS and SZ facilities.
(2)

Beginning in the first quarter of 2021, the Computing/Storage/Peripherals end market was renamed to Data Center Computing to better reflect the customer mix and growth prospects. There was no change to the customers included in this end market.

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	September 27, 2021	December 28, 2020
	(In thousands)
Inventories:
Raw materials	$124,772	$103,890
Work-in-process	11,763	7,841
Finished goods	3,520	3,920
	$140,055	$115,651
Property, plant and equipment, net:
Land and land use rights	$62,061	$61,781
Buildings and improvements	423,313	398,540
Machinery and equipment	875,587	832,723
Furniture and fixtures and other	10,210	10,304
Construction-in-progress	34,528	33,191
	1,405,699	1,336,539
Less: Accumulated depreciation	(735,963)	(686,104)
	$669,736	$650,435
Other current liabilities:
Sales returns and allowances	$13,319	$13,015
Income taxes payable	9,877	2,428
Derivative liabilities	7,372	—
Interest	3,471	7,157
Operating lease	5,528	8,144
Restructuring	46	7,382
Other	53,644	51,296
	$93,257	$89,422
Other long-term liabilities:
Deferred income taxes	$23,882	$23,704
Defined benefit pension plan liability	9,097	9,986
Derivative liabilities	—	14,968
Finance lease	14,124	—
Other	27,498	25,167
	$74,601	$73,825

(6) Goodwill

As of September 27, 2021 and December 28, 2020, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
Balance as of September 27, 2021 and December 28, 2020
Goodwill	$700,724	$177,200	$877,924
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	$529,324	$108,000	$637,324

(7) Definite-lived Intangibles

As of September 27, 2021 and December 28, 2020, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
September 27, 2021
Customer relationships	$397,500	$(176,979)	$220,521	10.9
Technology	47,650	(17,852)	29,798	9.5
	$445,150	$(194,831)	$250,319

December 28, 2020
Customer relationships	$397,500	$(150,142)	$247,358	10.9
Technology	47,650	(13,701)	33,949	9.5
	$445,150	$(163,843)	$281,307

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $9,658 and $11,510 for the quarters ended September 27, 2021 and September 28, 2020, respectively, and $30,988 and $33,400 for the three quarters ended September 27, 2021 and September 28, 2020, respectively. For both the quarter and three quarters ended September 27, 2021 and September 28, 2020, $1,384 and $4,151, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2021	$10,191
2022	38,631
2023	36,713
2024	29,713
2025	25,397
Thereafter	109,674
$250,319

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of September 27, 2021 and December 28, 2020:

	Interest Rate as of September 27, 2021	Principal Outstanding as of September 27, 2021	Interest Rate as of December 28, 2020	Principal Outstanding as of December 28, 2020
	(In thousands)
Senior Notes due March 2029	4.00%	$500,000	—%	$—
Term Loan due September 2024	2.59	405,879	2.65	405,879
Senior Notes due October 2025	—	—	5.63	375,000
U.S. ABL Revolving Loan due June 2024	—	—	1.40	40,000
Asia ABL Revolving Loan due June 2024	1.49	30,000	1.55	30,000
		935,879		850,879
Less: Long-term debt unamortized discount		(660)		(814)
Long-term debt unamortized debt issuance costs		(8,297)		(7,212)
		926,922		842,853
Less: current maturities		—		—
Long-term debt, less current maturities		$926,922		$842,853

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

The Company used a portion of the net proceeds from the issuance of the Senior Notes due 2029 during the quarter ended March 29, 2021 to: (i) fund the early retirement of $375,000 Senior Notes due 2025, (ii) fund the repayment of $40,000 outstanding under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) Revolving credit facility (but not terminate the commitments thereunder), and (iii) pay related premiums, fees and expenses. The Company has and intends to use the remaining net proceeds for general corporate purposes.

Asset-Based Lending Agreements

As of September 27, 2021, letters of credit in the amount of $12,346 were outstanding under the U.S. ABL and $2,606 were outstanding under the Asia Asset-Based Lending Credit Agreement (Asia ABL) with various expiration dates through September 2021. Available borrowing capacity under the U.S. ABL and the Asia ABL was $137,654 and $117,394, respectively, which considers letters of credit outstanding as of September 27, 2021.

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

Debt Issuance and Debt Discount

As of September 27, 2021 and December 28, 2020, remaining unamortized debt discount and debt issuance costs for the Senior Notes due 2029, Term Loan Facility and Senior Notes due 2025 are as follows:

	As of September 27, 2021			As of December 28, 2020
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$6,114	$—	4.19%	$—	$—	—%
Term Loan due September 2024	2,183	660	4.66	2,695	814	4.66
Senior Notes due October 2025	—	—	—	4,517	—	5.92
	$8,297	$660		$7,212	$814

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,496 and $1,919 as of September 27, 2021 and December 28, 2020, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of September 27, 2021, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 5.5 years.

Loss on Extinguishment of Debt

During the three quarters ended September 27, 2021, the Company recognized losses of $15,217 associated with the premium paid on extinguishment of debt and the write-off of the remaining unamortized debt issuance costs as a result of the repayment of the remaining outstanding balance of the Senior Notes due 2025.

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

During the quarter and three quarters ended September 27, 2021, the Company’s effective tax rate was impacted by a net discrete expense of $1,157 and a net tax benefit of $1,069, respectively. This is related mainly due to an increase in uncertain tax positions in the United States netted against (i) the release of uncertain tax positions due to the expiration of the statute of limitation in foreign jurisdictions, (ii) stock based compensation releases, (iii) the approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China (including the impact on the respective Company’s deferred tax amounts), and (iv) the reduction in the deferred tax liability for the foreign withholding tax accrual with respect to the Company’s indefinite reinvestment policy outside of the United States.

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

(10) Financial Instruments

Derivatives

Interest Rate Swaps

The Company’s business is exposed to risk resulting from fluctuations in interest rates on certain LIBOR-based variable rate debt. Increases in interest rates would increase interest expenses relating to the outstanding variable rate borrowings and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of the debt obligations.

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

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of September 27, 2021, the fair value of the interest rate swap was recorded as a liability in the amount of $7,372 and included as a component of other current liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax. No ineffectiveness was recognized for the quarter and three quarters ended September 27, 2021 and September 28, 2020. The interest rate swap increased interest expense by $2,775 and $2,707 for the quarters ended September 27, 2021 and September 28, 2020, respectively, and $8,278 and $6,224 for the three quarters ended September 27, 2021 and September 28, 2020, respectively.

Foreign Exchange Contracts

The Company enters into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than its functional currencies. The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of September 27, 2021 and December 28, 2020 was approximately $1,245 (Japanese Yen (JPY) 132.3 million) and $1,181 (JPY 125.0 million), respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

Commodity Price Risk Management

The Company uses various raw materials in the manufacturing of PCBs. In particular, the Company has been experiencing increasing prices and lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. CCLs are made from epoxy resin, glass cloth and copper foil, all of which are seeing limited supply and resulting increased prices. The Company only buys a small amount of copper directly. However, copper is a major driver of laminate cost. As such, the Company enters into commodity contracts to hedge copper as a proxy for hedging laminate. As of September 27, 2021, the Company has commodity contracts with a notional quantity of 0.5 metric tonnes each for the periods (i) beginning September 28, 2021 and ending on December 30, 2021, (ii) beginning January 4, 2022 and ending on March 31, 2022, and (iii) beginning April 5, 2022 and ending on June 29, 2022, and 0.6 metric tonnes for the period beginning June 30, 2022 and ending on October 3, 2022. As of September 27, 2021, the fair value of the commodity contracts was recorded as a liability in the amount of $65 and included as a component of other current liabilities. The changes in the fair value of these commodity contracts are recorded in cost of goods sold in the consolidated condensed statements of operations. The commodity contracts increased cost of goods sold by $164 and $65 for the quarter and three quarters ended September 27, 2021, respectively. These commodity contracts are not designated as accounting hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	September 27, 2021	December 28, 2020
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other current liabilities	$(7,372)	$—
Interest rate swap	Other long-term liabilities	—	(14,968)
Foreign exchange contracts	Other current liabilities	(48)	—
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	—	28
Commodity contracts	Other current liabilities	(65)	—

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarter and three quarters ended September 27, 2021 and September 28, 2020:

		Quarter Ended September 27, 2021		Quarter Ended September 28, 2020
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(147)	$(2,775)	$(586)	$(2,707)

		Three Quarters Ended September 27, 2021		Three Quarters Ended September 28, 2020
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(682)	$(8,278)	$(11,618)	$(6,224)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the three quarters ended September 27, 2021 and September 28, 2020:

	Three Quarters Ended
	September 27,	September 28,
	2021	2020
	(In thousands)
Beginning balance, net of tax	$(11,231)	$(9,617)
Changes in fair value loss, net of tax	(87)	(8,667)
Reclassification to earnings	5,875	4,727
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	—	384
Ending balance, net of tax	$(5,443)	$(13,173)

Based on the current yield curve, the Company expects that losses of approximately $6,022 of the accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, in the next twelve months.

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of September 27, 2021 and December 28, 2020:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of December 28, 2020	$(24,827)	$(2,855)	$(11,231)	$(38,913)
Other comprehensive income (loss) before reclassifications	363	59	(87)	335
Amounts reclassified from accumulated other comprehensive loss	—	—	5,875	5,875
Other comprehensive income	363	59	5,788	6,210
Ending balance as of September 27, 2021	$(24,464)	$(2,796)	$(5,443)	$(32,703)

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

There were no customers that accounted for 10% or more of net sales for the quarter ended September 27, 2021. For the three quarters ended September 27, 2021, one customer accounted for approximately 10% of the Company’s net sales. For the quarter and three quarters ended September 28, 2020, one customer accounted for approximately 13% and 10% of the Company’s net sales, respectively.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of September 27, 2021 and December 28, 2020 were as follows:

	As of		As of
	September 27, 2021		December 28, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$—	$—	$28	$28
Derivative liabilities, current	7,485	7,485	—	—
Derivative liabilities, non-current	—	—	14,968	14,968
Senior Notes due March 2029	493,886	504,565	—	—
Term Loan due September 2024	403,036	407,150	402,370	407,909
Senior Notes due October 2025	—	—	370,483	383,974
ABL Revolving Loans	30,000	30,000	70,000	70,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of September 27, 2021 and December 28, 2020, which are considered Level 2 inputs.

As of September 27, 2021 and December 28, 2020, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, and accounts payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of September 27, 2021 consisted of $355,243 held in the U.S., with the remaining $174,573 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of September 27, 2021 and December 28, 2020. However, these amounts are not material to the consolidated condensed financial statements of the Company.

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share from continuing operations for the quarter and three quarters ended September 27, 2021 and September 28, 2020:

	Quarter Ended		Three Quarters Ended
	September 27, 2021	September 28, 2020	September 27, 2021	September 28, 2020
	(In thousands, except per share amounts)
Net income (loss) from continuing operations	$20,958	$(61,472)	$46,027	$(55,346)

Basic weighted average shares	107,098	106,729	106,917	106,130
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,247	—	1,655	—
Dilutive effect of outstanding warrants	—	—	267	—
Diluted shares	108,345	106,729	108,839	106,130
Earnings (loss) per share:
Basic	$0.20	$(0.58)	$0.43	$(0.52)
Diluted	$0.19	$(0.58)	$0.42	$(0.52)

Performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options to purchase 997 and 866 shares of common stock for the quarter and three quarters ended September 27, 2021, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at September 27, 2021, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable quarter and three quarters and, as a result, the impact would be anti-dilutive.

For the quarter and three quarters ended September 28, 2020, potential shares of common stock, consisting of stock options to purchase approximately 80 shares of common stock at exercise prices ranging from $11.83 to $16.60 per share, 3,187 RSUs, and 216 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss and as a result, the impact would be anti-dilutive.

Outstanding warrants for the quarter ended September 27, 2021, and the quarter and three quarters ended September 28, 2020 to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock was greater than the average market price of common stock during the applicable quarter, and therefore, the effect would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	September 27,	September 28,	September 27,	September 28,
	2021	2020	2021	2020
	(In thousands)
Cost of goods sold	$1,284	$1,173	$3,310	$2,643
Selling and marketing	731	557	1,819	1,299
General and administrative	2,542	2,705	6,912	7,872
Research and development	387	44	462	147
Stock-based compensation expense recognized	$4,944	$4,479	$12,503	$11,961

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of September 27, 2021:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$29,156	1.5
PRU awards	2,348	1.1
Stock options	69	0.9
	$31,573

(17) Segment Information

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. In prior periods, the Company’s E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company closed the SH E-MS and SZ facilities at the end of 2020 and integrated the SH BPA facility into its PCB operations. As of March 29, 2021, E-M Solutions no longer met the criteria for segment reporting. As a result of the restructuring of the E-M Solutions business unit, certain prior year amounts have been reclassified to conform to this new presentation.

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

	Quarter Ended		Three Quarters Ended
	September 27, 2021	September 28, 2020	September 27, 2021	September 28, 2020
	(In thousands)
Net Sales:
PCB	$541,118	$481,311	$1,605,084	$1,492,156
RF&S Components	15,666	11,742	42,259	33,274
Other (1)	—	20,523	3,256	56,090
Total net sales	$556,784	$513,576	$1,650,599	$1,581,520
Operating Segment Income (Loss):
PCB	$61,424	$65,179	$191,711	$203,131
RF&S Components	6,537	(66,098)	15,129	(59,880)
Corporate and Other (1)	(26,068)	(27,823)	(82,929)	(110,925)
Total operating segment income (loss)	41,893	(28,742)	123,911	32,326
Amortization of definite-lived intangibles (2)	(9,658)	(11,510)	(30,988)	(33,400)
Total operating income (loss)	32,235	(40,252)	92,923	(1,074)
Total other expense	(8,622)	(22,520)	(43,494)	(57,916)
Income (loss) before income taxes	$23,613	$(62,772)	$49,429	$(58,990)

	As of
	September 27, 2021	December 28, 2020
	(In thousands)
Segment Assets:
PCB	$1,596,648	$1,529,102
RF&S Components	219,294	227,990
Corporate and Other (1)	1,231,689	1,138,852
Total assets	$3,047,631	$2,895,944

(1)	Other represents results from the now closed SH E-MS and SZ facilities.
(2)

Amortization of definite-lived intangibles primarily relates to the PCB and RF&S Components reportable segments. For both the quarter and three quarters ended September 27, 2021 and September 28, 2020, $1,384 and $4,151, respectively, of amortization expense is included in cost of goods sold.

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

The Company markets and sells its products in approximately 50 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are as follows:

	Quarter Ended		Three Quarters Ended
	September 27, 2021	September 28, 2020	September 27, 2021	September 28, 2020
	(In thousands)
Net Sales:
United States	$245,940	$271,050	$775,351	$802,681
China	77,022	80,696	238,891	252,736
Other	233,822	161,830	636,357	526,103
Total net sales	$556,784	$513,576	$1,650,599	$1,581,520

Net sales are attributed to countries by country invoiced.

(18) Restructuring Charges

On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. The E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company ceased operations at the SH E-MS and SZ facilities while integrating the SH BPA facility into its PCB operations. The restructuring is another step in advancing the Company’s stated strategy of increasing its focus on differentiated higher margin products that more fully leverage the Company’s early engagement capabilities and industry leading engineering-based technology solutions. The Company closed the SH E-MS and SZ facilities at the end of 2020. As of September 27, 2021, the Company had incurred approximately $19,868 of restructuring charges and $6,702 of accelerated depreciation expense since the April 29, 2020 announcement.

In connection with the restructuring of its E-M Solutions business unit and other global realignment restructuring efforts, the Company recognized employee separation, contract termination and other costs during the quarter and three quarters ended September 27, 2021 and September 28, 2020. Contract termination and other costs primarily represented plant closure costs.

The table below summarizes such restructuring costs by reportable segment, which are included as a component of general and administrative expenses in the consolidated condensed statements of operations, for the quarter and three quarters ended September 27, 2021 and September 28, 2020:

	Quarter Ended September 27, 2021			Three Quarters Ended September 27, 2021
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$—	$—	$—	$470	$123	$593
Corporate and Other (1)	—	243	243	415	3,026	3,441
	$—	$243	$243	$885	$3,149	$4,034

	Quarter Ended September 28, 2020			Three Quarters Ended September 28, 2020
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$—	$—	$—	$(8)	$14	$6
Corporate and Other (1)	979	109	1,088	14,373	451	14,824
	$979	$109	$1,088	$14,365	$465	$14,830

(1)	Other represents results from the now closed SH E-MS and SZ facilities.

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The table below shows the utilization of the accrued restructuring costs during the three quarters ended September 27, 2021:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of December 28, 2020	$7,063	$319	$7,382
Charged to expense	885	3,149	4,034
Amount paid	(7,940)	(3,430)	(11,370)
Accrued as of September 27, 2021	$8	$38	$46

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

During the quarter ended September 27, 2021, the Company repurchased 2,114 shares of common stock for a total cost of $28,971 and during the three quarters ended September 27, 2021, the Company has repurchased a total of 2,525 shares of common stock for a total cost of $35,116. As of September 27, 2021, the remaining amount available to be repurchased under the Company’s share repurchase program was $64,884.

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

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically advanced PCBs and backplane assemblies as well as a global designer and manufacturer of high-frequency radio frequency (RF) and microwave components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,400 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

The coronavirus (COVID-19) pandemic initially caused business disruption to our operations in China in January 2020. By March 2020, the situation escalated as the scope of the COVID-19 pandemic worsened outside of the Asia-Pacific region, with Europe and North America being affected by the pandemic. With the development and deployment of vaccines, the pandemic has declined. However, as new variants evolve, we could see a rebound in the severity of the pandemic. As a result, we expect continued impacts on our production, as well as ongoing significant uncertainty relating to the actual and potential impacts of the COVID-19 pandemic, and we cannot reasonably estimate its duration or severity. The COVID-19 pandemic has created and continues to create various global macroeconomic, customer demand, operational and supply chain risks, any one of which could have a material and adverse impact on our business going forward. See Item 1A, Risk Factors, of Part II below for further information related to the COVID-19 pandemic.

We have taken active measures to protect our employees, suppliers and customers by implementing extensive pandemic recovery protocols, establishing situational leadership teams in Asia-Pacific and North America along with regularly scheduled executive review and planning calls, implementing global travel restrictions, and conforming to the guidance and direction of local governments and global health organizations. We are monitoring the impacts the COVID-19 pandemic has had, and continues to have, on our supply chain and are collaborating with our third-party partners with the goal of mitigating, to the extent reasonably practicable, significant delays in delivery of our products.

We continue to experience supply chain constraints and inflationary pressures. We have been actively managing both supply chain constraints and higher raw materials costs through such measures as supplier diversification, ongoing operational efficiency efforts and quotation adjustments to mitigate the impact on our business.

We also continue to see more challenges in attracting and retaining labor in North America. We actively seek to demonstrate employees’ value to our business through a combination of financial and non-financial methods.  However, a number of factors may continue to adversely affect the labor force available to us, including high employment levels, government regulations, and wage inflation. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our business.

FINANCIAL OVERVIEW

Results related to our Mobility business unit are reported as discontinued operations for all periods presented. See Part I, Item 1, Note 2, Discontinued Operations, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information. Unless otherwise noted, amounts and disclosures throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations. We use a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Fiscal 2021 ending on January 3, 2022 will be a 53-week year with the additional week included in the fourth quarter. Fiscal 2020 was a 52-week year.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 41% of our net sales for both the quarter and three quarters ended September 27, 2021. Sales to our ten largest customers accounted for 40% and 38% of our net sales for the quarter and three quarters ended September 28, 2020, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Three Quarters Ended
End Markets (1)	September 27, 2021	September 28, 2020	September 27, 2021	September 28, 2020
Aerospace and Defense	31%	36%	33%	35%
Automotive	18	14	18	13
Data Center Computing (2)	14	12	14	12
Medical/Industrial/Instrumentation	20	19	19	20
Networking/Communications	16	18	15	18
Other (3)	1	1	1	2
Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Three Quarters Ended
	September 27, 2021	September 28, 2020	September 27, 2021	September 28, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.3	82.6	83.4	82.9
Gross profit	16.7	17.4	16.6	17.1
Operating expenses:
Selling and marketing	2.8	3.1	2.8	3.0
General and administrative	5.8	5.7	5.8	7.0
Research and development	0.8	1.0	0.8	0.9
Amortization of definite-lived intangibles	1.5	2.0	1.6	1.8
Impairment of goodwill	—	13.4	—	4.4
Total operating expenses	10.9	25.2	11.0	17.1
Operating income (loss)	5.8	(7.8)	5.6	—
Other (expense) income:
Interest expense	(2.0)	(3.9)	(2.0)	(3.7)
Loss on extinguishment of debt	—	—	(0.9)	—
Other, net	0.5	(0.5)	0.3	—
Total other expense, net	(1.5)	(4.4)	(2.6)	(3.7)
Income (loss) from continuing operations before income taxes	4.3	(12.2)	3.0	(3.7)
Income tax (provision) benefit	(0.5)	0.3	(0.2)	0.2
Net income (loss) from continuing operations	3.8%	(11.9)%	2.8%	(3.5)%

As of March 29, 2021, E-M Solutions no longer met the criteria for segment reporting and the SH BPA facility has been integrated into the PCB reportable segment. As a result, we reclassified prior periods to reflect these changes to our segments.

Net Sales

Total net sales increased $43.2 million, or 8.4%, to $556.8 million for the third quarter of 2021 from $513.6 million for the third quarter of 2020. This increase in total net sales primarily resulted from an increase in net sales for the PCB reportable segment of $59.8 million, or 12.4%, to $541.1 million for the third quarter of 2021 from $481.3 million for the third quarter of 2020 primarily due to higher demand in our Automotive, Data Center Computing, and Medical/Industrial/Instrumentation end markets partially offset by lower demand in our Aerospace and Defense end market. These changes in the PCB reportable segment resulted in a 16.8% increase in the volume of PCB shipments. Additionally, there was an increase in net sales for the RF&S Components reportable segment of $3.9 million, or 33.4%, to $15.7 million for the third quarter of 2021 from $11.7 million for the third quarter of 2020 primarily due to higher demand in our Networking/Communications end market. Partially offsetting the PCB and RF&S increases was a $20.5 million reduction in net sales due to the closure of the two plants from our discontinued E-M Solutions segment.

Total net sales increased $69.1 million, or 4.4%, to $1,650.6 million for the first three quarters of 2021 from $1,581.5 million for the first three quarters of 2020. This increase in total net sales primarily resulted from an increase in net sales for the PCB reportable segment of $112.9 million, or 7.6%, to $1,605.1 million for the first three quarters of 2021 from $1,492.2 million for the first three quarters of 2020 primarily due to higher demand in our Automotive and Data Center Computing end markets, partially offset by lower demand in our Networking/Communications and Aerospace and Defense end markets. These changes in the PCB reportable segment resulted in a 25.8% increase in the volume of PCB shipments. Also contributing to the increase in total net sales was an increase in net sales for the RF&S Components reportable segment of $9.0 million, or 27.0%, to $42.3 million for the first three quarters of 2021 from $33.3 million for the first three quarters of 2020 primarily due to higher demand in our Networking/Communications and Medical/Industrial/Instrumentation end markets. Partially offsetting the PCB and RF&S increases was a $52.8 million reduction in net sales due to the closure of the two plants from our discontinued E-M Solutions segment.

Gross Margin

Overall gross margin decreased to 16.7% for the third quarter of 2021 from 17.4% for the third quarter of 2020. Gross margin for the PCB reportable segment decreased to 15.8% for the third quarter of 2021 from 18.3% for the third quarter of 2020. This decline was primarily due to unfavorable foreign exchange rates which increased our cost of operations in China and production inefficiencies in North America. During the quarter, we did experience significant material cost increases, but we were able to mitigate the profit impact of those increases through customer price increases and manufacturing efficiencies. Gross margin for the RF&S Components reportable segment increased to 57.9% for the third quarter of 2021 from 48.1% for the third quarter of 2020, primarily due to higher sales.

Overall gross margin decreased to 16.6% for the first three quarters of 2021 from 17.1% for the first three quarters of 2020. This decrease was primarily driven by a decrease in gross margin for the PCB reportable segment to 16.3% for the first three quarters of 2021 from 18.3% for the first three quarters of 2020. This decline was primarily due to unfavorable foreign exchange rates which increased our cost of operations, higher raw material costs due to increased commodity prices, primarily copper, and production and labor inefficiencies. We were able to mitigate most of these costs through higher revenue and production and spending efficiencies including savings from the closure of two of our E-M Solutions factories. Gross margin for the RF&S Components reportable segment increased to 54.2% for the first three quarters of 2021 from 50.8% for the first three quarters of 2020, primarily due to higher sales.

Capacity utilization is a key driver for us, which is measured by actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the third quarter of 2021 in our Asia and North America PCB facilities was 91% and 50%, respectively, compared to 63% and 61%, respectively, for the third quarter of 2020. Capacity utilization for the first three quarters of 2021 in our Asia and North America PCB facilities was 86% and 52%, respectively, compared to 62% and 63%, respectively for the first three quarters of 2020. The increase in capacity utilization in our Asia PCB facilities was due to an increase in production resulting from increased sales in our Automotive and Data Center Computing end markets. The decrease in our capacity utilization in our North America PCB facilities was primarily due to increased capacity resulting from equipment expansion.

Selling and Marketing Expense

Selling and marketing expense was $15.9 million for both the third quarter of 2021 and 2020. As a percentage of net sales, selling and marketing expense was 2.8% for the third quarter of 2021, as compared to 3.1% for the third quarter of 2020.

Selling and marketing expense decreased $1.3 million, to $46.7 million for the first three quarters of 2021 from $48.0 million for the first three quarters of 2020. As a percentage of net sales, selling and marketing expense was 2.8% for the first three quarters of 2021, as compared to 3.0% for the first three quarters of 2020. The decrease in selling and marketing expense for the first three quarters of 2021 was primarily due to a decrease in commission expense and continued reduced travel costs due to the COVID-19 pandemic, which has decreased travel on what we believe to be a temporary basis.

General and Administrative Expense

General and administrative expense increased $3.3 million to $32.4 million, or 5.8% of net sales, for the third quarter of 2021 from $29.1 million, or 5.7% of net sales, for the third quarter of 2020. This increase was primarily due to an increase in labor costs and other spending.

General and administrative expense decreased $15.4 million to $95.2 million, or 5.8% of net sales, for the first three quarters of 2021 from $110.5 million, or 7.0% of net sales, for the first three quarters of 2020. This decrease was primarily due to a reduction in restructuring charges of $10.8 million associated with the restructuring of our E-M Solutions business unit and decreases in depreciation, supplies, stock-based compensation expense and bad debt, partially offset by higher incentive compensation.

Other Expense

Other expense, net decreased $13.9 million to $8.6 million for the third quarter of 2021 from $22.5 million for the third quarter of 2020. This decrease was primarily the result of a decrease in interest expense of $9.1 million due to overall lower levels of debt outstanding and the refinancing of our notes. Additionally, there was an increase in other income of $2.7 million for the third quarter of 2021 related to the change in fair value of warrant liabilities.

Other expense, net decreased $14.4 million to $43.5 million for the first three quarters of 2021 from $57.9 million for the first three quarters of 2020. This decrease was primarily the result of a decrease in interest expense of $24.9 million due to overall lower levels of debt outstanding and an increase in other income of $3.9 million for the first three quarters of 2021 related to the change in fair value of warrant liabilities, partially offset by $15.2 million of loss on extinguishment of debt.

Income Taxes

Income tax expense increased by $4.0 million to $2.7 million of tax expense for the third quarter of 2021 from $1.3 million of tax benefit for the third quarter of 2020. The increase in income tax expense for the third quarter of 2021 was primarily due to an increase in pre-tax income from continuing operations and an increase in uncertain tax positions in the United States, partially offset by the tax benefit resulting from a reduction in deferred tax liability for the foreign withholding tax accrual with respect to the Company’s indefinite reinvestment policy outside of the United States.

Income tax expense increased by $7.0 million to $3.4 million of tax expense for the first three quarters of 2021 from $3.6 million of tax benefit for the first three quarters of 2020. The increase in income tax expense for the first three quarters of 2021 was primarily due to a lower uncertain tax position release benefit due to the expiration of the statute of limitation in foreign jurisdictions, and an increase in uncertain tax positions in the United States partially offset by (i) the absence of tax expense associated with the two E-M Solutions plants that we closed in 2020, (ii) the approval of the Company’s renewal application for High and New Enterprise status for two of the Company’s manufacturing subsidiaries in China in the current year, and (iii) the reduction in the deferred tax liability for the foreign withholding tax accrual with respect to the Company’s indefinite reinvestment policy outside of the United States.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax asset of approximately $12.9 million and $15.3 million as of September 27, 2021 and September 28, 2020, respectively.

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

Cash flow provided by operating activities for continuing operations during the first three quarters of 2021 was $114.3 million as compared to cash flow provided by operating activities for continuing operations of $192.2 million in the same period in 2020. The decrease in cash flow was primarily due to the collection of Mobility-related accounts receivable after the sale of the business unit in 2020, partially offset by an increase in net income from continuing operations of $101.4 million.

Net cash used in investing activities for continuing operations was approximately $61.1 million for the first three quarters of 2021, reflecting $62.1 million for purchases of property, plant and equipment and other assets less $1.0 million for proceeds from sale of property, plant and equipment and other assets. Net cash used in investing activities for continuing operations was approximately $75.0 million for the first three quarters of 2020, comprised primarily of $74.5 million for purchases of property, plant and equipment and other assets.

Net cash provided by financing activities for continuing operations during the first three quarters of 2021 was $24.8 million, primarily reflecting proceeds from long-term debt borrowing of $500.0 million, less the repayment of long-term debt borrowings of $425.8 million, repurchases of common stock of $33.2 million, capital equipment financing of $7.1 million, payment of debt issuance costs of $5.9 million, and cash used to settle warrants of $3.2 million. Net cash used in financing activities for continuing operations during the first three quarters of 2020 was $392.5 million, reflecting repayment of long-term debt of $400.0 million, offset by $7.3 million for capital equipment financing.

As of September 27, 2021, we had cash and cash equivalents of approximately $529.8 million, of which approximately $174.6 million was held by our foreign subsidiaries, primarily in China. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our total 2021 capital expenditures are expected to be in the range of $75.0 million to $95.0 million.

Long-term Debt and Letters of Credit

As of September 27, 2021, we had $926.9 million of outstanding debt, net of discount and debt issuance costs, composed of $493.9 million of Senior Notes due March 2029, $403.0 million of a Term Loan due September 2024, and $30.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL).

Pursuant to the terms of the Term Loan Facility and Senior Notes due 2029, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of September 27, 2021, we were in compliance with the covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 27, 2021:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations (1)	(In thousands)
Long-term debt obligations	$935,879	$—	$435,879	$—	$500,000
Interest on debt obligations (2)	181,570	31,280	61,901	40,000	48,389
Derivative liabilities	7,485	7,485	—	—	—
Purchase obligations	231,111	198,322	21,531	3,417	7,841
Total contractual obligations	$1,356,045	$237,087	$519,311	$43,417	$556,230

(1)

Unrecognized uncertain tax benefits of $1.7 million are not included in the table above as the settlement timing is uncertain. Leases are not included in the table above – see Part I, Item 1, Note 3, Leases, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further details.

(2)	For debt obligations based on variable rates, interest rates used are as of September 27, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business operations, we are exposed to risks associated with fluctuations in interest rates, foreign currency exchange rates, and commodity prices. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into derivative financial instruments for trading or speculative purposes.

We have not experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

To ensure the adequacy and effectiveness of our interest rate, foreign exchange, and commodity price hedge positions, we continually monitor our interest rate swap positions, foreign exchange forward positions, and commodity hedge price positions, both on a stand-alone basis and in conjunction with their underlying interest rate, foreign currency, and commodity price exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot be assured that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest, foreign exchange rates, or commodity prices. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

Interest Rate Risks

Our business is exposed to risk resulting from fluctuations in interest rates. Our interest expense is more sensitive to fluctuations in the general level of LIBOR interest rates than to changes in rates in other markets. Increases in interest rates would increase interest expense relating to our outstanding variable rate borrowings and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of our debt obligations.

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of September 27, 2021, the fair value of the interest rate swap was recorded as a liability in the amount of $7.4 million and included as a component of other current liabilities. No ineffectiveness was recognized for the quarter and three quarters ended September 27, 2021. During the quarter and three quarters ended September 27, 2021, the interest rate swap increased interest expense by $2.8 million and $8.3 million, respectively.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of September 27, 2021, approximately 96.2% of our total debt was based on fixed rates. Based on our borrowings as of September 27, 2021, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $0.4 million and an assumed 100 basis point decrease in variable rates would cause our annual interest cost to decrease by $0.1 million.

On July 27, 2017, the Financial Conduct Authority (FCA) announced the desire to phase out the use of LIBOR by the end of 2021. More recently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative. Specifically, this will occur immediately after December 31, 2021, in the case of all Sterling, Euro, Swiss franc and Japanese yen (JPY) settings, and the 1-week, and 2-month U.S. dollar settings; and immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. However, U.S. banking regulators have made clear that U.S.-dollar LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate in existing contracts. On July 29, 2021, the Alternative Reference Rates Committee (ARRC) announced that it is now formally recommending CME Group’s forward-looking Secured Overnight Financing Rate term rates (SOFR Term Rates). In accordance with recommendations from ARRC, U.S.-dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (SOFR) and SOFR Term Rates, a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. Further, the International Swaps and Derivatives Association, Inc. recently announced fallback language for LIBOR-referencing derivatives contracts that also provides for SOFR as the primary replacement rate in the event of a LIBOR cessation.

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

Foreign Currency Exchange Rate Risks

In the normal course of business, we are exposed to risks associated with fluctuations in foreign currency exchange rates related to transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency, however, two of our China facilities utilize the Renminbi (RMB), which results in recognition of translation adjustments included as a component of other comprehensive income (loss). Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. Except for certain equipment purchases, we do not engage in hedging to manage foreign currency risk. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

We enter into foreign currency forward contracts to mitigate the impact of changes in foreign currency exchange rates and to reduce the volatility of purchases and other obligations generated in currencies other than our functional currencies. Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of September 27, 2021 and December 28, 2020 was approximately $1.2 million (JPY 132.3 million) and $1.2 million (JPY 125.0 million), respectively. We designated certain of these foreign exchange contracts as cash flow hedges.

Commodity Price Risks

We are exposed to certain commodity risks associated with prices for various raw materials. In particular, we have been experiencing increasing prices and lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. This may negatively affect our profitability. CCLs are made from epoxy resin, glass cloth and copper foil, all of which are seeing limited supply and resulting in increased prices. We only buy a small amount of copper directly. However, copper is a major driver of laminate cost. We are hedging copper as a proxy for hedging laminate. As of September 27, 2021, we had commodity contracts with a notional quantity of 500 metric tonnes each for the periods (i) beginning September 28, 2021 and ending on December 30, 2021, (ii) beginning January 4, 2022 and ending on March 31, 2022, and (iii) beginning April 5, 2022 and ending on June 29, 2022, and 630 metric tonnes for the period beginning June 30, 2022 and ending on October 3, 2022. As of September 27, 2021, the fair value of the commodity contracts was recorded as a liability in the amount of $65 and included as a component of other current liabilities. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Debt Instruments

The table below presents the fiscal calendar maturities of long-term debt through 2025 and thereafter of our debt instruments as of September 27, 2021:

	As of September 27, 2021
	Remaining 2021	2022	2023	2024 (1)	2025	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$—	$435,879	$—	$—	$435,879	$437,150	2.51%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	504,565	4.00%
Total	$—	$—	$—	$435,879	$—	$500,000	$935,879	$941,715

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

As of September 27, 2021, the fair value of the interest rate swap was recorded as a liability and as a component of other current liabilities in the amount of $7.4 million. The table below presents information regarding our interest rate swap during the three quarters ended September 27, 2021:

Three Quarters Ended September 27, 2021
(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(8,612)
Average interest received rate	0.11%
Interest received amount	$334

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO have concluded that, as of September 27, 2021, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. Widespread infection in the United States and abroad has the potential for catastrophic impact. National, state and local authorities have recommended social distancing and at times have imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, had, and in the future may have, serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including on-going and further potential government payments and benefits to affected citizens and industries, is uncertain. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have been relaxed, new variants of the virus are causing additional outbreaks. The Delta variant of COVID-19 has caused a surge in COVID-19 cases globally. The impact of the Delta variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and other variants, and the response by governmental bodies to reinstate restrictive measures.

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

•	supply chain risks such as disruptions of supply chains, excess demand on suppliers, and scrutiny or embargoing of goods produced in infected areas;
•	reduced workforces and labor shortages, which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates and incentives;
•	temporary business closures due to reduced workforces or government mandates;
•	reduced demand for our products and services caused by, but not limited to, the effect of quarantine or other travel restrictions or financial hardship on the businesses in the industries we service;

•	restrictions to our business as a result of federal or state laws, regulations, orders or other governmental or regulatory actions, if adopted; or
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

For the quarter ended September 27, 2021, we generated approximately 58% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

We rely on suppliers and equipment manufacturers for the timely delivery of raw materials, components, equipment and spare parts used in manufacturing our PCBs. If a raw material supplier or equipment manufacturer goes bankrupt, liquidates, consolidates out of existence, experiences excess demands or other disruptions to their supply chain or operations, or otherwise fails to satisfy our product quality standards, or if the prices or availability of raw materials change, it could harm our ability to purchase new manufacturing equipment, service the equipment we have, or timely produce our products, thereby affecting our customer relationships.

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

The competition for talent is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, including wages and benefits, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, and benefits and costs related to the COVID-19 pandemic and its resurgence. In addition, our wages and benefits programs, combined with the challenging conditions due to the COVID-19 pandemic, may be insufficient to attract and retain talent.

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

As of September 27, 2021, our consolidated condensed balance sheet included $887.6 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Sales to EMS companies represented approximately 39% and 41% of our net sales for the quarters ended September 27, 2021 and September 28, 2020, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 28% and 32% of our net sales for the quarters ended September 27, 2021 and September 28, 2020, respectively. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended September 27, 2021, aerospace and defense sales accounted for approximately 31% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government or to foreign governments and agencies, we are a supplier to OEMs that sell to these entities. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 39% and 41% of our net sales for the quarters ended September 27, 2021 and September 28, 2020, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

Regulatory Risks

Because of power shortages in China, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products, meet customer orders, and result in reduced revenues.

China is currently facing a growing power supply shortage. Instability in electrical supply can cause sporadic outages among residential and commercial consumers. As a result, the Chinese government is implementing power restrictions to ease the energy shortage. If we are required to make temporary closures of our facilities in China at any time, we may be unable to manufacture our products, and would then be unable to meet customer orders except from inventory on hand. As a result, we could lose sales, adversely impacting our revenues, and our relationships with our customers could suffer, impacting our ability to generate future sales.

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

Under U.S. federal income tax law, a corporation’s ability to utilize its net operating losses (NOLs) to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases by us of shares of our common stock during the quarter ended September 27, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
	(In thousands, except average price paid per share)
June 29, 2021 - July 26, 2021	—	$—	—	$93,855
July 27, 2021 - August 23, 2021	982	14.09	982	$80,024
August 24, 2021 - September 27, 2021	1,132	13.37	1,132	$64,884
Total for the quarter ended September 27, 2021	2,114	$13.71	2,114

(1)	Includes commissions.
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

Item 6. Exhibits

Exhibit Number	Exhibits

3.1(a)	Registrant’s Certificate of Incorporation, as amended June 3, 2011 (1(a))
3.1(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, dated May 12, 2016 (1(b))
3.2	Registrant’s Fifth Amended and Restated Bylaws, as amended August 3, 2021 (2)
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)

Incorporated by reference (a) to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 6, 2011 and (b) to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 18, 2016.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q as filed with the Commission on August 4, 2021.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: November 2, 2021	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: November 2, 2021	Todd B. Schull
Executive Vice President and Chief Financial Officer